Form 10-Q
period 2011-03-31
STAG Industrial, Inc.
filed 2011-05-23
CIK 1479094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-34907

STAG INDUSTRIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3099608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 High Street, 28th Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(617) 574-4777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock ($0.01 par value)	15,893,309

STAG INDUSTRIAL, INC.

PART I.                            Financial Information

Item 1.                                   Financial Statements

STAG Predecessor Group

Combined Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Rental Property:
Land	$25,086	$25,086
Buildings	173,456	173,456
Tenant improvements	8,197	8,197
Building improvements	3,463	3,447
Less: accumulated depreciation	(20,663)	(19,261)
Total rental property, net	189,539	190,925
Cash and cash equivalents	954	1,567
Restricted cash	3,112	2,571
Tenant accounts receivable, net	3,678	3,725
Prepaid expenses and other assets	573	458
Deferred financing fees, net	88	118
Leasing commissions, net	145	133
Deferred leasing intangibles, net	10,806	11,507
Total assets	$208,895	$211,004
Liabilities and Owners’ Equity
Liabilities:
Mortgage notes payable	$201,986	$203,166
Notes payable to related party	5,173	4,384
Accounts payable, accrued expenses and other liabilities	2,424	2,680
Interest rate swap	2,692	3,277
Tenant security deposits	656	623
Prepaid rent	786	581
Deferred leasing intangibles, net	887	976
Due to related parties	4,410	3,653
Total liabilities	219,014	219,340
Owners’ deficit	(10,119)	(8,336)
Total liabilities and owners’ equity	$208,895	$211,004

The accompanying notes are an integral part of these combined financial statements.

STAG Predecessor Group

Combined Statements of Operations

(unaudited, dollars in thousands)

	Three months ended March 31,
	2011	2010
Revenue
Rental income	$5,782	$6,323
Tenant recoveries	960	1,360
Total revenue	6,742	7,683
Expenses
Property	1,022	1,155
General and administrative	136	189
Real estate taxes and insurance	760	795
Asset management fees	148	148
Depreciation and amortization	2,031	2,383
Total expenses	4,097	4,670
Other income (expense)
Interest income	1	1
Interest expense	(3,371)	(3,531)
Gain (loss) on interest rate swap	586	(589)
Total other income (expense)	(2,784)	(4,119)
Net loss	$(139)	$(1,106)

The accompanying notes are an integral part of these combined financial statements.

STAG Predecessor Group

Combined Statements of Changes in Owners’ Equity

(unaudited, dollars in thousands)

Total
Three Months ended March 31, 2011

Balance, December 31, 2010	$(8,336)
Distributions	(1,644)
Net loss	(139)
Balance, March 31, 2011	$(10,119)

Three Months ended March 31, 2010

Balance, December 31, 2009	$(1,521)
Distributions	(598)
Net loss	(1,106)
Balance, March 31, 2010	$(3,225)

The accompanying notes are an integral part of these combined financial statements.

STAG Predecessor Group

Combined Statements of Cash Flows

(unaudited, dollars in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(139)	$(1,106)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,061	2,413
Intangible amortization in rental income	(4)	24
Tenant straight line receivable, net	—	(218)
(Gain) loss on interest rate swap	(586)	589
Change in assets and liabilities:
Tenant accounts receivable, net	47	181
Leasing commissions, net	(24)	(21)
Prepaid expenses and other assets	(115)	49
Accounts payable, accrued expenses and other liabilities	(249)	(62)
Tenant security deposits	33	(492)
Due to related parties	757	360
Prepaid rent	205	(142)
Total adjustments	2,125	2,681
Net cash provided by operating activities	1,986	1,575
Cash flows from investing activities:
Additions of land and building improvements	(23)	(192)
Restricted cash—escrow	(541)	(354)
Net cash used in investing activities	(564)	(546)
Cash flows from financing activities:
Proceeds from notes payable to related parties	789	—
Repayment or mortgage notes payable	(1,180)	(1,130)
Distributions	(1,644)	(598)
Net cash used in financing activities	(2,035)	(1,728)
Decrease in cash and cash equivalents	(613)	(699)
Cash and cash equivalents—beginning of period	1,567	2,772
Cash and cash equivalents—end of period	$954	$2,073
Supplemental cash flow information
Cash paid for interest	$2,433	$3,088
Capital improvements in accounts payable	$7	$172
Write-off of fully depreciated tenant improvements	—	$300
Write-off of accumulated depreciation	—	$300

The accompanying notes are an integral part of these combined financial statements.

STAG Predecessor Group

Notes to Combined Financial Statements

(unaudited, dollars in thousands)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a Maryland corporation formed on July 21, 2010, that did not have any operating activity until the consummation of its initial public offering and the related formation transactions (the “Formation Transactions”) on April 20, 2011.

STAG Predecessor Group (the “predecessor” for accounting purposes), is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC.  STAG Predecessor Group was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States.  STAG Predecessor Group generated the majority of its revenue by entering into long-term, triple-net leases with local, regional, and national companies.

STAG Predecessor Group is the predecessor of the Company. On April 20, 2011, concurrent with an initial public offering (the “Offering”) of the common stock of the Company, the Company and a newly formed majority owned limited partnership, STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), together with the partners and shareholders of the affiliated partnerships and corporations of the Company and other parties which hold direct or indirect interests in the properties (collectively, the “Participants”), engaged in certain Formation Transactions. In connection with the Formation Transactions, the Company acquired 100% of the ownership interest in the STAG Predecessor Group and the Participants elected to take limited partnership units in the Operating Partnership. The Formation Transactions were designed to (i) continue the operations of STAG Predecessor Group, (ii) enable the Company to raise the necessary capital to acquire interests in certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

The operations of the Company are carried on primarily through the Operating Partnership. The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  STAG Industrial GP, LLC, a wholly owned subsidiary of the Company, is the sole general partner in the Operating Partnership. The Company after the completion of the Formation Transactions is fully integrated, self-administered and self-managed.

The properties included as part of STAG Predecessor Group were acquired in the following quarters: 11 properties during the three months ended December 31, 2006; one property during the three months ended March 31, 2007; 13 properties during the three months ended June 30, 2007; 13 properties during the three months ended September 30, 2007; and 19 properties during the three months ended December 31, 2007.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying combined financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying combined financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the audited combined financial statements as of December 31, 2010 and related notes thereto included in the Company’s Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in the combination of entities. These financial statements are presented on a combined basis, for all periods presented and  comprise the combined historical financial statements of the transferred collection of real estate entities and holdings, upon the initial public offering.

Estimates

The preparation of the combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Real Estate

STAG Predecessor Group evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results. For the three months ended March 31, 2011 and 2010, STAG Predecessor Group did not recognize any impairment charges.

Tenant Accounts Receivable, net

STAG Predecessor Group maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, STAG Predecessor Group may recognize bad debt expense in future periods equal to the amount of unpaid rent and accrued rental income. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had an allowance for doubtful accounts of $0 and $198, respectively.

STAG Predecessor Group accrues rental revenue earned but not yet receivable in accordance with GAAP. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had accrued rental revenue of $3,060 and $3,060, respectively, which is reflected in tenant accounts receivable, net on the accompanying combined balance sheets. STAG Predecessor Group maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, STAG Predecessor Group may recognize bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had an allowance on accrued rental revenue of $338 and $250, respectively.

As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had a total of approximately $1,986 and $2,162, respectively, of total lease security available on existing letters of credit; and $656 and $623, respectively, of security available in security deposits.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swap, accounts payable, other accrued expenses and mortgage notes payable. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 4 for the fair values of the mortgage notes payable. See Note 5 for the fair value of interest rate swap. The carrying value of notes payable to related parties approximates fair value.

Derivative Financial Instruments and Hedging Activities

STAG Predecessor Group entered into an interest rate swap to hedge against interest rate risk on its variable rate loan with Anglo Irish Bank Corporation Limited (“Anglo Irish Bank”). The interest rate swap is acontract to fix, for a period of time, the LIBOR component of the loan and allow for net settlement. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group was party to a separate interest rate swap with notional amounts of $157,815.

STAG Predecessor Group accounts for its interest rate swap in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging.  STAG Predecessor Group has designated the interest rate swap as non-hedge instruments for accounting purposes. Accordingly, STAG Predecessor Group recognizes the fair value of the interest rate swap as an asset or liability on the combined balance sheets with the changes in fair value recognized in the combined statements of operations.

By using an interest rate swap, STAG Predecessor Group exposes itself to market and credit risk. Market risk is the risk of an adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. STAG Predecessor Group minimizes the credit risk in an interest rate swap by entering into transactions with high-quality counterparties whose credit rating is higher than Bbb. STAG Predecessor Group’s exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the combined balance sheets.

Revenue and Gain Recognition

Certain tenants are obligated to make payments for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in STAG Predecessor Group’s combined financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on their lease or it is deemed probable that they will fail to pay for such costs, we would record a liability for such obligation. STAG Predecessor Group estimates that real estate taxes which are the responsibility of all such tenants were approximately $450 and $476 for the three months ended March 31, 2011 and 2010, respectively. STAG Predecessor Group does not recognize recovery revenue related to leases whereby the tenant has assumed the cost for real estate taxes, insurance, and certain other expenses.

Segment Reporting

STAG Predecessor Group managed its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions and accordingly, has only one reporting segment.

Income Taxes

STAG Predecessor Group represents a combination of entities that are limited liability companies and limited partnerships. Generally, absent an election to the contrary, a limited liability company is treated as a partnership or a disregarded entity under applicable federal and state income tax rules. Therefore, the allocated share of net income or loss from the limited liability companies is reportable in the income tax returns of the respective member or members. Accordingly, no income tax provision is included in the accompanying combined financial statements.

STAG Predecessor Group adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions (ASC 740, “Accounting for Uncertainty in Income Taxes”). STAG Predecessor Group has determined that there was no effect on the financial statements from its adoption of this authoritative guidance.

3. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following:

	March 31, 2011	December 31, 2010
In-place leases	$11,594	$11,594
Lease: Accumulated amortization	(6,711)	(6,363)
In-place leases, net	4,883	5,231
Above market leases	2,705	2,705
Less: Accumulated amortization	(1,439)	(1,354)
Above market leases, net	1,266	1,351
Tenant relationships	3,285	3,285
Less: Accumulated amortization	(1,563)	(1,454)
Tenant relationships, net	1,722	1,831
Lease commission	5,492	5,492
Less: Accumulated amortization	(2,557)	(2,398)
Lease commission, net	2,935	3,094
Total deferred leasing intangibles, net	$10,806	$11,507

Deferred leasing intangibles included in total liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Below market leases	$2,656	$2,656
Less: Accumulated amortization	(1,769)	(1,680)
Total deferred leasing intangibles, net	$887	$976

It is STAG Predecessor Group’s policy to write off the deferred lease intangibles when a lease expires or a tenant’s lease is terminated in the period which the expiration or termination occurred.

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $616 and $903 for the three months ended March 31, 2011 and 2010, respectively. Rental income increased (decreased) by $4 and $(24), related to net amortization of above (below) market leases for the three months ended March 31, 2011 and 2010, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows:

	Estimated Net Amortization of In-Place Leases and Tenant Relationships	Net Decrease (Increase) to Rental Revenue Related to Above and Below Market Leases
Remainder of 2011	$1,686	$42
2012	1,795	108
2013	1,246	118
2014	911	14
2015	743	(14)

4. Mortgage Notes Payable

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. A summary of mortgage notes payable as of March 31, 2011 and December 31, 2010 follows:

Loan	Principal outstanding as of March 31, 2011	Principal outstanding as of December 31, 2010	Maturity
Anglo Irish Variable Amount	$9,973	$10,954	Jan-31-2012
Anglo Irish Fixed Amount	157,815	157,815	Jan-31-2012
Anglo Irish Bridge Loan	34,198	34,397	Jan-31-2012
	$201,986	$203,166

STAG Predecessor Group is party to a master loan agreement with Anglo Irish Bank. As of March 31, 2011 and December 31, 2010, the outstanding balance under this loan agreement was $167,788 and $168,769, respectively. STAG Predecessor Group was also party to a bridge loan agreement with Anglo Irish Bank.  As of March 31, 2011 and December 31, 2010, the outstanding balance under this loan agreement was $34,198 and $34,397, respectively.

The master loan and bridge loan are both collateralized by the specific properties financed under the loans and a first priority collateral assignment of the specific leases and rents. The master loan is subject to certain financial covenants. STAG Predecessor Group was in compliance with all financial covenants as of March 31, 2011 and December 31, 2010. The fair values of STAG Predecessor Group’s mortgage notes payable were determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The following table presents the aggregate carrying value of STAG Predecessor Group’s mortgage notes payable and STAG Predecessor Group’s corresponding estimate of fair value as of March 31, 2011 and December 31, 2010:

March 31, 2011		December 31, 2010
Carrying Amount	Fair Value	Carrying Amount	Fair Value
$201,986	$200,184	$203,166	$200,866

Subsequent to the quarter ended March 31, 2011, with Offering proceeds, the Company paid the bridge loan in full and made a partial paydown of the master loan in the amount of $26.4 million. As part of the Formation Transactions, the maturity date of the master loan was extended from January 2012 to October 2013.

5. Use of Derivative Financial Instruments

STAG Predecessor Group’s use of derivative instruments is limited to the utilization of interest rate agreements to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with STAG Predecessor Group’s operating and financial structure, as well as to hedge specific transactions.

A summary of the fair values of interest rate swap outstanding as of March 31, 2011 and December 31, 2010 is as follows:

	Notional Amount	Fair Value March 31, 2011	Fair Value December 31, 2010
Anglo Master Loan Swap	$157,815	$(2,692)	$(3,277)

STAG Predecessor Group adopted the fair value measurement provisions for its interest rate swap recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group applied the provisions of this standard to the valuation of its interest rate swap, which are the only financial instruments measured at fair value on a recurring basis.

During the quarters ended March 31, 2011 and 2010, STAG Predecessor Group recognized gain (loss) relating to the change in fair market value of its interest rate swap of $586 and $(589), respectively.

The following sets forth STAG Predecessor Group’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Market Measurements as of March 31, 2011 Using:
	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$2,692	—	$2,692	—

		Fair Market Measurements as of December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$3,277	—	$3,277	—

7. Commitments and Contingencies

STAG Predecessor Group is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on STAG Predecessor Group’s financial position, results of operations or cash flows.

8. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to STAG Predecessor Group’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to STAG Predecessor Group, to be similarly affected. STAG Predecessor Group regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. One tenant, Stream International, Inc., represented 8% and 7% of the total base rental income for the three months ended March 31, 2011 and 2010, respectively. This lease is scheduled to expire on January 1, 2014. Stream International, Inc.’s financial information is publicly available. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. STAG Predecessor Group has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and STAG Predecessor Group could be adversely affected if such tenants go into default on their leases.

9. Related-Party Transactions

On January 31, 2009, STAG Predecessor Group entered into a $4,384 loan agreement with NED Credit, Inc. (a related party). The note had an original maturity date of January 31, 2012 and was interest only through the maturity date, at which time all unpaid principal and interest was due. The borrowing rate was variable and calculated based on the applicable LIBOR rate plus 12.50%. In the event of default, all outstanding amounts would bear interest at the applicable LIBOR rate plus 16.50%. The loan is classified as notes payable to related party on the combined balance sheets. In March 2011, the loan was increased by $789 to $5,173.  STAG Predecessor

Group expensed $148 and $140 in interest expense related to this note payable for the three months-ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had $479 and $331, respectively, in accrued and unpaid interest expense which has been included in accounts payable, accrued expenses and other liabilities on the combined balance sheets.   The principal balance of and all accured interest on this loan was paid in full with Offering proceeds subsequent to the quarter ended March 31, 2011.

On June 6, 2007, STAG Predecessor Group entered into a loan guarantee agreement with an affiliate of NED Credit Inc. (related party). The loan guarantee was for the Anglo Irish Bank bridge loan dated August 11, 2006 and amended on June 6, 2007. STAG Predecessor Group agreed to pay the guarantor an annual fee for the guarantor’s provision of the guaranty in an amount equal to nine per cent (9.0%) per annum of the outstanding balance of the bridge loan. STAG Predecessor Group expensed $761 and $789 in such guarantee fees, which are included in interest expense in the combined income statements, for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had $4,262 and $3,502, respectively, in accrued and unpaid bridge loan guarantee fees included as due to related parties on the combined balance sheets.

STAG Predecessor Group is obligated to pay asset management fees to STAG Capital Partners, LLC and STAG Capital Partners III, LLC (collectively the “Manager”) in consideration of the Manager’s agreement that it shall provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $148 and $148 in such asset management fees for the three months-ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, STAG Predecessor Group had $148 and, $151, respectively, in accrued and unpaid asset management fees, which have been included in amounts due to related parties on the combined balance sheets.

STAG Predecessor Group is obligated to reimburse certain expenses related to STAG Predecessor Group’s operations incurred by the Manager (or its designated affiliate). STAG Predecessor Group expensed $0 and $12 in legal costs incurred by the Manager for the three months-ended March 31, 2011 and 2010, respectively.

10. Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”). No significant recognized subsequent events were noted.

STAG Predecessor Group is the predecessor of the Company. Concurrent with the Offering of the common stock of the Company, which was completed on April 20, 2011, the Company and the newly formed majority owned limited partnership, the Operating Partnership, together with the Participants  engaged in certain Formation Transactions.  The Participants elected to take limited partnership units in the Operating Partnership pursuant to the Formation Transactions.  On April 20, 2011, the Company sold 13,750,000 shares of common stock at $13.00 per share in the Offering, resulting in gross proceeds of approximately $179 million.

As part of the Formation Transactions, the maturity date of the Anglo Irish Bank master loan was extended from January 2012 to October 2013.

On May 2, 2011, the Company’s Board of Directors declared a second quarter dividend of $0.26, payable on July 15, 2011 to all shareholders of record as of June 30, 2011.  The dividend will be pro-rated to $0.2057 a share for the portion of the quarter that the Company has been public.

On May 13, 2011, the underwriters of the Company’s Offering closed on their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share,  resulting in total gross proceeds to the Company from the Offering and the exercise of the overallotment option of approximately $205 million.

Concurrent with the Offering, the Company closed a loan agreement for a secured corporate revolving credit facility of up to $100 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger.  The credit facility is secured, among other things, by mortgages granted by various indirect subsidiaries of the Operating Partnership.  At the closing of the Offering, the Company borrowed approximately $11.0 million under the secured corporate revolving credit facility to pay down indebtedness it assumed pursuant to the Formation Transactions.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the secured corporate revolving credit facility.

STAG Industrial, Inc.

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash	$2,200	$2,200
Total assets	$2,200	$2,200
Shareholders’ equity
Common stock—$0.01 per value; 100,000,000 shares authorized and 110 shares issued and outstanding	$1	$1
Additional paid-in capital	2,199	2,199
Total shareholders’ equity	$2,200	$2,200

See accompanying notes to the consolidated balance sheets.

STAG Industrial, Inc.

Notes to Consolidated Balance Sheets

(unaudited)

1. Organization and Description of Business

The Company was incorporated in Maryland on July 21, 2010.  The Company is the majority owner of the Operating Partnership which was formed on December 21, 2009. STAG Industrial GP, LLC. (the “GP”), which was formed as a Delaware limited liability company on December 21, 2009 is a wholly owned subsidiary of the Company and is the sole general partner of the Operating Partnership. The Company is engaged in the business of acquiring, owning, leasing and managing of real estate, consisting primarily of industrial properties located throughout the United States.

The Company filed a Prospectus dated April 15, 2011 with the SEC on April 18, 2011. The Company operates as a REIT.  On April 20, 2011, concurrent with the Offering of the common stock of the Company, the Participants elected to take limited partnership units in the Operating Partnership. The Formation Transactions were designed to (i) continue the operations of STAG Predecessor Group, (ii) enable the Company to raise the necessary capital to acquire interests in certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

The operations of the Company will be carried on primarily through the Operating Partnership. The Company is the sole member of the GP which in turn is the sole general partner of the Operating Partnership. It is the intent of the Company to elect the status of and qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Upon completion of the Formation Transactions, the Company is fully integrated, self-administered, and self-managed.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes the accounts of the Company, the Operating Partnership and the GP. All significant intercompany balances and transactions have been eliminated.

Income Taxes

As a REIT, the Company will be permitted to deduct dividends paid to its shareholders, eliminating the federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Offering Costs

In connection with the Offering, affiliates have or will incur legal, accounting, and related costs, which will be reimbursed by the Company upon the consummation of the Offering. Such costs will be deducted from the gross proceeds of the Offering. Offering costs have not been accrued because the Company does not have an obligation to reimburse its affiliates for such costs until the closing of the Offering. As of March 31, 2011, the Company’s affiliates had incurred costs in connection with the Offering of approximately $7.4 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated balance sheets and accompanying notes. Actual results could differ from those estimates.

3. Shareholders Equity

The Company has authorized the issuance of 100,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. From the date of inception to March 31, 2011, the Company issued 110 shares of common stock for $2,200 in two separate transactions with related parties. There are currently no preferred shares issued or outstanding.

4. Subsequent Events

Refer to Note 10 — Subsequent Events in the combined financial statements of STAG Predecessor Group included elsewhere in Item 1 of this report.

Item  2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the combined financial statements and related notes included elsewhere in Item 1 of this report and the audited combined financial statements as of December 31, 2010 and related notes thereto included in the Company’s Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission on April 18, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.  As used herein, “the Company,” “we,”  “our” and “us,” refer to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by our company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital).  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and a variety of other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•      the factors included in our Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2011 pursuant to Rule 424(b) under the Securities Act, including those set forth under the headings “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business;”

•      the competitive environment in which we operate;

•      real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•      decreased rental rates or increasing vacancy rates;

•      potential defaults on or non-renewal of leases by tenants;

•      potential bankruptcy or insolvency of tenants;

•      acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•      the timing of acquisitions and dispositions;

•      potential natural disasters such as hurricanes;

•      national, international, regional and local economic conditions;

•      the general level of interest rates;

•      potential changes in the law or governmental regulations that affect our company and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, and potential increases in real property tax rates;

•      financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•      lack of or insufficient amounts of insurance;

•      our ability to qualify and maintain our qualification as a REIT;

•      litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•      possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by our company.

Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  The reader should review carefully our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in this report.

Overview

STAG Industrial, Inc. is a self-administered and self-managed full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.  On April 20, 2011, we completed our initial public offering of 13,750,000 shares common stock (“Offering”) and the related formation transactions.  On May 13, 2011, the underwriters of the Company’s Offering closed on their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share.  As of April 20, 2011, we owned 91 properties in 26 states with approximately 13.9 million rentable square feet, consisting of 44 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 90.7% leased to 71 tenants, with no single tenant accounting for more than 5.5% of our total annualized rent and no single industry accounting for more than 14.6% of our total annualized rent.

We intend to continue to target the acquisition of individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States with purchase prices ranging from $5 million to $25 million. We believe that, due to observed market inefficiencies, our focus on these properties will allow us to generate returns for our shareholders that are attractive in light of the associated risks, when compared to other real estate portfolios.

We were formed as a Maryland corporation on July 21, 2010 and STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  Upon completion of the Offering and our formation transactions, we owned a 67.1% limited partnership interest in the Operating Partnership.  We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

This reports represents an update to the more detailed and comprehensive disclosures included in the our Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission on April 18, 2011 pursuant to Rule 424(b) under the Securities Act.  Accordingly, you should read the following discussion in conjunction with the information included in the Prospectus as well as the unaudited financial statements included elsewhere in this report.

Factors That May Influence Future Results of Operations

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of the date of the Offering, properties owned by our predecessor business were approximately 90.7% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of the date of our Offering, in addition to approximately 1,290,859 rentable square feet of currently available space in our properties, leases representing approximately 2.5% of the rentable square footage of such portfolio are scheduled to expire prior to December 31, 2011. The leases scheduled to expire prior to December 31, 2011 represent approximately 4.0% of the total annualized rent for our portfolio.

Historical Results of Operations of STAG Predecessor Group (dollars in thousands)

Through March 31, 2011, we did not have material or significant corporate activity since our formation, other than the issuance of 110 shares of common stock in connection with our initial capitalization and other activities in preparation for the Offering..  Accordingly, we believe that a discussion of our results of operations would not be meaningful.  This discussion and analysis therefore only discusses the historical combined results of STAG Predecessor Group.  As used herein, “STAG Predecessor Group” is the entity, which includes and is under common control with our accounting acquirer, that consists of the subsidiaries of STAG Investments III, LLC (“Fund III”), that contributed 100% of the equity interests in its entities owning 57 of its properties to the Operating Partnership in exchange for common units in our formation transactions. All significant intercompany balances and transactions have been eliminated in the financial statements.

The following table summarizes the historical results of operations for the STAG Predecessor Group for the three months ending March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Change	% Change

Revenues
Rental income	$5,782	$6,323	(541)	(9)%
Tenant recoveries (1)	960	1,360	(400)	(29)%
Total revenues	6,742	7,683	(941)	(12)%
Expenses
Property	1,022	1,155	(133)	(12)%
General and administrative	136	189	(53)	(28)%
Real estate taxes and insurance	760	795	(35)	(4)%
Asset management fees	148	148	—	—%
Depreciation and amortization	2,031	2,383	(352)	(15)%
Total expenses	4,097	4,670	(573)	(12)%

Other income (expense)
Interest income	1	1	—	—%
Interest expense	(3,371)	(3,531)	160	(5)%
Gain (loss) on interest rate swaps	586	(589)	1,175	(199)%
Total other income (expense)	(2,784)	(4,119)	1,335	(32)%
Net loss	$(139)	$(1,106)	$967	(87)%

(1)           Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

Comparison of three months ended March 31, 2011 to the three months ended March 31, 2010

Revenue

Total revenue decreased by $941, or 12%, to $6.7 million for the three months ended March 31, 2011 compared to $7.7 million for the three months ended March 31, 2010. A detailed analysis of the decrease follows.

Rental income.  Rental income decreased by $541, or 9%, to $5.8 million for the three months ended March 31, 2011 compared to $6.3 million for the three months ended March 31, 2010. The decrease is primarily attributable to terminated or expired leases at two of our properties prior to the three months ended March 31, 2011.  This decrease was partially offset by an increase in revenue recognized during the three months ended March 31, 2011 from new leases and lease escalations.

Tenant recoveries.  Tenant recoveries decreased by $400, or 29%, to $1.0 million for the three months ended March 31, 2011, compared to $1.4 million for the three months ended March 31, 2010. The decrease is primarily attributable to fewer property expenses being recovered due to lower occupancy resulting from terminated or expired leases at two of our properties that occurred prior to or during the three months ended March 31, 2011.

Expenses

Property.  Property expense, which consists of property operation and maintenance expenses and bad debt expense decreased by $133, or 12%, to $1.0 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010. The decrease was primarily attributable to a reduction of utilities usage due to vacancy.

General and administrative.  General and administrative expenses decreased $53, or 28%, to $136 for the three months ended March 31, 2011, from $189 for the three months ended March 31, 2010. The decrease was primarily attributable to a lower amount of legal fees incurred.

Real estate taxes and insurance.  Real estate taxes and insurance decreased by $35, or 4%, to $760 for the three months ended March 31, 2011 compared to $795 for the three months ended March 31, 2010. The decrease was primarily attributable to lower insurance fees incurred as a result of changing insurance providers.

Asset management fees.  Asset management fees remained unchanged at $148 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization.  Depreciation and amortization expense decreased $352, or 15%, to $2.0 million for the for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010. The decrease was primarily attributable to accelerated amortization of lease intangibles recorded during the three months ended March 31, 2010 in connection with certain lease terminations.

Other Income (Expense)

Interest income.  Interest income remained unchanged at $1 for the three months ended March 31, 2011 and 2010, respectively.

Interest expense.  Interest expense decreased $160, or 5%, to $3.4 million for the three months ended March 31, 2011 compared to $3.5 million for the three months ended March 31, 2010. The decrease was primarily attributable to a reduction in loan balances due to amortized principal payments.

Gain (loss) on interest rate swap.  Our gain on the interest rate swap was $586 for the three months ended March 31, 2011, compared to a loss of $(589) for the three months ended March 31, 2010. The gain was primarily attributable to an increase in the forward rate of the underlying LIBOR-based floating rate debt.

Cash Flows of STAG Predecessor Group

The following table summarizes the historical cash flows of STAG Predecessor Group for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Change	% Change

Cash provided by operating activites	$1,986	$1,575	411	26%
Cash used in investing activites	(564)	(546)	(18)	3%
Cash used in financing activites	(2,035)	(1,728)	(307)	18%

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Net cash provided by operating activities.  Net cash provided by operating activities increased $411 to $2.0 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities, most notably an increase in prepaid rent received from tenants.

Net cash used in investing activities.  Net cash used in investing activities increased $18 to $(564) for the three months ended March 31, 2011 compared to $(546) for the three months ended March 31, 2010.  The change is attributable to an increase in restricted cash, related to a capital expenditure escrow, partially offset by a decrease in building improvements made during the three months ended March 31, 2011.

Net cash used in financing activities.  Net cash used in financing activities increased $(307) to $(2.0) million for the three months ended March 31, 2011 compared to $(1.7) million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in distributions, partially offset by an increase in proceeds from notes payable to related parties.

Off Balance Sheet Arrangements

As of March 31, 2011, neither STAG Predecessor Group nor, on a pro forma basis, our Company, had any off-balance sheet arrangements.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•                  interest expense and scheduled principal payments on outstanding indebtedness,

•                  general and administrative expenses, and

•                  capital expenditures for tenant improvements and leasing commissions.

In addition, we require funds for future dividends to be paid to our common shareholders and unit holders in the Operating Partnership.  On May 2, 2011, our Board of Directors declared a second quarter dividend of $0.26, payable on July 15, 2011 to all shareholders of record on June 30, 2011. The dividend payment will be pro-rated to $0.2057 a share for the portion of the second quarter that the Company has been in existence as a public company.

We intend to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our secured corporate revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, and issuance of equity securities, or, in connection with acquisitions of additional properties, the issuance of common units of the Operating Partnership, property dispositions, and joint venture transactions.

Following completion of the Offering, our debt consisted of a $141.4 million loan maturing in 2013, a $95.5 million loan maturing in 2018 and an $8.5 million loan maturing in 2027, as well as borrowings in the amount of approximately $11.0 million under the $100 million secured corporate revolving credit facility described below.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the secured corporate revolving credit facility.

Certain of our loan agreements contain financial covenants, including loan-to-value requirements with respect to the collateral properties, a minimum debt service coverage ratio, a minimum debt yield requirement, and a minimum guarantor net worth and liquidity requirement. We are currently in compliance with the financial covenants in our loan agreements.

Secured Corporate Revolving Credit Facility

On April 20, 2011, we closed a loan agreement for a secured corporate revolving credit facility of up to $100 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger.  The secured corporate revolving credit facility is secured, among other things, by mortgages granted by various indirect subsidiaries of the Operating Partnership.  In connection with the closing of the Offering, we borrowed approximately $11.0 million under the credit facility to pay down indebtedness we assumed pursuant to our formation transactions.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the secured corporate revolving credit facility.  Proceeds from the credit facility will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100 million to $200 million under certain circumstances.

Availability under the credit facility is the lesser of (i) the aggregate commitment, (ii) prior to satisfaction of an appraisal condition with respect to the collateral pool, 40% of the value of the borrowing base properties, and following satisfaction of an appraisal condition with respect to the collateral pool, 55% of the value of the borrowing base properties, or (iii) prior to satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 2.0x based on a 30-year amortization period, and following satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.6x based on a 30-year amortization period, in each case calculated using an interest rate equal to the greatest of (i) the yield on a 10-year United States Treasury Note at such time as determined by the agent plus 3.00%, (ii) 7.50% and (iii) the weighted average interest rate(s) then in effect under the credit agreement.

Interest and Fees:   The applicable interest rate under the credit facility generally depends on elections we make. We expect that generally we will be able to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to the British Bankers Association LIBOR Rate (“LIBOR”) plus a margin, or spread, determined in accordance with a leverage-based pricing grid. If interest rates are determined by reference to LIBOR, then (i) if our ratio of consolidated debt to total asset value is less than or equal to 40%, the spread over LIBOR will be 2.75%, (ii) if our ratio of consolidated debt to total asset value is greater than 40%, but less than or equal to 50%, the spread over LIBOR will be 3.00%, (iii) if our ratio of consolidated debt to total asset value is greater than 50%, but less than or equal to 55%, the spread over LIBOR will be 3.25%, (iv) if our ratio of consolidated debt to total asset value is greater than 55%, the spread over LIBOR will be 3.75%. If interest rates are determined by reference to LIBOR, we will generally be able to elect among one-, two-, three-, six- or 12-month LIBOR interest periods, and the spreads described above will apply with respect to the LIBOR rate for the applicable period. Under certain circumstances, interest rates under the credit facility may be based on the “Base Rate” as defined under the credit facility plus applicable spreads, which would result in higher effective interest rates than the LIBOR-based rates described above. In addition, if there are borrowings under letters of credit or “swing line loans,” certain other rates and spreads will apply. We will also pay certain customary fees and expense reimbursements.

Financial Covenants:   The credit facility includes the following financial covenants: (i) maximum leverage ratio of total liabilities to total asset value not exceeding 55% (provided that such percentage may be increased above 55% but not greater than 60% for 2 consecutive quarters not more than once during the term of the credit facility), (ii) the ratio of consolidated EBITDA (as defined in the agreement) to consolidated fixed charges shall not be less than 2.0 to 1.0, provided that following satisfaction of the appraisal condition for the collateral pool such ratio shall be reduced to 1.75 to 1.0, (iii) maximum recourse indebtedness of no more than 15% of total assets, and (iv) tangible net worth of not less than 85% of tangible net worth at the closing of this offering plus 75% of future net equity proceeds along with other covenants which generally limit or restrict investments in unconsolidated joint ventures, mezzanine loans and mortgage receivables, unimproved land, and other investments which are not core to the Operating Partnership investment focus. In addition, the credit facility prohibits the direct and indirect subsidiaries of the Operating Partnership which own properties that are mortgaged to secure the credit facility from incurring indebtedness or guaranteeing debt, other than the credit facility itself.

Events of Default:  The credit facility contains customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the credit facility, cross-defaults to other material debt and bankruptcy or other insolvency events.

The foregoing is only a summary of the material terms of our secured corporate revolving credit facility. For more information, see the credit agreement, which is filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on April 21, 2011.

Interest Rate Risk

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of shareholders equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The STAG Predecessor Group and the other entities that contributed to our formation did not designate the hedges at the time of inception and therefore, our existing investment in the interest rate swap does not qualify as an effective hedge, and as such, changes in the swap’ fair market value are being recorded in earnings.

As of March 31, 2011, on a pro forma basis, we had approximately $141.4 million of mortgage debt subject to an interest rate swap with such interest rate swap having an approximate $(2.3) million net fair value. As this interest rate swap was entered into prior to us reporting on a GAAP basis, it is designated as non-hedge instruments. As of March 31, 2011, we had hedged $76.0 million of our variable rate mortgage debt through floating to fixed rate swap.  This debt was repaid out of the proceeds of the Offering. One swap with a notional amount of $45.0 million with terms to receive LIBOR and pay 1.98%, was terminated upon completion of the Offering and breakage fees of $0.3 million were paid, and one swap with a notional amount of $31.0 million with terms to receive LIBOR and pay 1.67%, both with expiration dates of August 1, 2011, was collateralized under our secured corporate revolving credit facility.  We intend to utilize this interest rate swap to hedge borrowings under our secured corporate revolving credit facility.

Inflation

The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses.  In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through an interest rate swap.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount.

Item 4.            Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.        Other Information

Item 1.            Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of its business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to our company.

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) under the Securities Act.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2011, in connection with the Offering and the related formation transactions, we issued 7,590,000 common units of the Operating Partnership and 200,441 LTIP units of the Operating Partnership.  The issuances of such units were effected in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

On April 20, 2011, we completed the sale of 13,750,000 shares of common stock at an initial public offering price of $13.00 per share pursuant to a Registration Statement on Form S-11 (File No. 333-168368), as amended, that was declared effective by the SEC on April 8, 2011. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and UBS Securities LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters, which included RBC Capital Markets, LLC, Evercore Group L.L.C., Keefe, Bruyette & Woods, Inc. and RBS Securities Inc. We received net proceeds from the Offering of approximately $159.3 million, reflecting the gross proceeds of approximately $178.8 million, net of underwriting fees of approximately $12.5 million and offering expenses of $7.0 million.  In connection with the exercise of the underwriters’ overallotment option on May 13, 2011, we issued an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25.0 million in net proceeds after the underwriters’ discount and offering costs. All of the shares of common stock were sold by our company and there were no selling stockholders in the offering.

We contributed the net proceeds of the offering to the Operating Partnership in exchange for common units and the Operating Partnership used the net proceeds, together with borrowings in the amount of approximately $11.0 million under our secured corporate revolving credit facility, as described below:

•                  approximately $162.3 million to repay certain outstanding indebtedness;

•                  approximately $1.6 million to repay expenditures associated with the retirement of indebtedness and the attainment of lender consents on existing indebtedness and fees associated with the secured corporate revolving credit facility;

•                  approximately $0.3 million to pay transfer taxes and fees associated with the contribution of our properties;

•                  approximately $0.9 million to terminate a portion of an interest rate swap due to the retirement of the mortgage debt; and

•                  approximately $0.1 million to post as escrows for our mortgage debt.

On May 17, 2011, we used proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the secured corporate revolving credit facility.  As of May 23, 2011, the Company has approximately $17 million in cash for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, leasing commissions and potentially paying distributions.  This use of proceeds does not represent a material change from the use of proceeds described in our Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) of the Securities Act.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            [Removed and Reserved.]

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date:	May 23, 2011	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.