Form 10-Q
period 2011-06-30
STAG Industrial, Inc.
filed 2011-08-15
CIK 1479094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock ($0.01 par value)	15,896,590

STAG INDUSTRIAL, INC.

Table of Contents

PART I.	Financial Information	1

Item 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheet as of June 30, 2011 for STAG Industrial, Inc. and Combined Balance Sheet for STAG Predecessor Group as of December 31, 2010	1

	Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Period from April 20 to June 30, 2011 and STAG Predecessor Group for the Periods from January 1 to April 19, 2011, from April 1 to April 19, 2011, and for the Three and Six Months Ended June 30, 2010	2

	Consolidated and Combined Statements of Stockholders’ Equity for STAG Industrial, Inc. for the Period from April 20 to June 30, 2011 and STAG Predecessor Group for the Period from January 1 to April 19, 2011 and for the Six Months Ended June 30, 2010	3

	Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Period from April 20 to June 30, 2011 and STAG Predecessor Group for the Period January 1 to April 19, 2011 and the Combined Statements of Cash Flows for STAG Predecessor Group for the Six months ended June 30, 2010	4

	Notes to Consolidated and Combined Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	[Removed and Reserved.]	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	SIGNATURE	35

PART I.  Financial Information

Item 1.  Financial Statements

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Balance Sheets

(unaudited, dollars in thousands, except share data)

	STAG Industrial, Inc.	STAG Predecessor Group
	June 30,	December 31,
	2011	2010

Assets
Rental Property:
Land	$59,481	$25,086
Buildings	338,945	173,456
Tenant improvements	19,650	8,197
Building improvements	8,612	3,447
Less: accumulated depreciation	(23,723)	(19,261)
Total rental property, net	402,965	190,925
Cash and cash equivalents	13,307	1,567
Restricted cash	5,637	2,571
Tenant accounts receivable, net	4,229	3,725
Prepaid expenses and other assets	1,954	458
Deferred financing fees, net	2,485	118
Leasing commissions, net	158	133
Goodwill	4,923	—
Due from related parties	737	—
Deferred leasing intangibles, net	95,224	11,507
Total assets	$531,619	$211,004
Liabilities and Equity
Liabilities:
Mortgage notes payable	$255,870	$203,166
Notes payable to related party	—	4,384
Credit facility	—	—
Accounts payable, accrued expenses and other liabilities	3,253	2,680
Interest rate swaps	1,893	3,277
Tenant prepaid rent and security deposits	3,538	1,204
Dividends payable	4,871	—
Deferred leasing intangibles, net	1,916	976
Due to related parties	746	3,653
Total liabilities	272,087	219,340
Predecessor’s Owners’ deficit	—	(8,336)
Common stock $0.01 par value, 100,000,000 shares authorized, 15,893,309 shares outstanding at June 30, 2011	159	—
Additional paid-in capital	177,906	—
Accumulated deficit	(3,903)	—
Total stockholders’ and owner’s deficit	174,162	(8,336)
Noncontrolling interest	85,370	—
Total equity (deficit)	259,532	(8,336)
Total liabilities and equity	$531,619	$211,004

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(unaudited, dollars in thousands except per share data)

			STAG
	STAG	STAG	Predecessor	STAG	STAG
	Industrial,	Predecessor	Group	Industrial,	Predecessor	STAG
	Inc.	Group	Three	Inc.	Group	Predecessor
	Period from	Period from	months	Period from	Period from	Group
	April 20 to	April 1 to	ended	April 20 to	January 1 to	Six months
	June 30	April 19	June 30	June 30	April 19	ended June 30
	2011	2011	2010	2011	2011	2010
Revenue
Rental income	$9,670	$1,246	$6,250	$9,670	$7,027	$12,574
Tenant recoveries	1,073	258	1,086	1,073	1,218	2,445
Other income	267	—		267	—
Total revenue	11,010	1,504	7,336	11,010	8,245	15,019
Expenses
Property	754	214	590	754	1,236	1,745
General and administrative	2,060	183	42	2,060	318	231
Real estate taxes and insurance	918	149	774	918	909	1,569
Asset management fees	—	31	150	—	179	297
Property acquisition costs	327	—	—	327	—
Depreciation and amortization	6,446	428	2,943	6,446	2,459	5,326
Total expenses	10,505	1,005	4,499	10,505	5,101	9,168
Other income (expense)
Interest income	9	—	1	9	1	2
Interest expense	(3,185)	(765)	(3,403)	(3,185)	(4,136)	(6,934)
Gain (loss) on interest rate swaps	500	177	(346)	500	762	(935)
Formation transaction costs	(3,728)	—	—	(3,728)	—
Total other income (expense)	(6,404)	(588)	(3,748)	(6,404)	(3,373)	(7,867)
Net loss	$(5,899)	$(89)	$(911)	$(5,899)	$(229)	$(2,016)
Net loss attributable to noncontrolling interest	$(1,996)			$(1,996)
Net loss attributable to the Company	$(3,903)			$(3,903)
Weighted average common shares outstanding — basic and diluted	15,153,646			15,153,646
Earnings per share — basic and diluted	$(0.26)			$(0.26)
Dividends declared per common share	$0.2057			$0.2057

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders’ Equity

(unaudited, dollars in thousands)

							Noncontrolling
							Interest — Unit
			Additional			Total	holders in
	Common Shares		Paid in	Accumulated	Predecessor’s	Stockholder’s	Operating
	Shares	Amount	Capital	Deficit	Owner’s Deficit	Equity	Partnership	Total Equity
Period from January 1 to April 19, 2011 (STAG Predecessor Group)

Balance, December 31, 2010	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)
Contributions					4,420	4,420		4,420
Distributions	—	—	—	—	(9,900)	(9,900)	—	(9,900)
Net loss				—	(229)	(229)	—	(229)
Balance, April 19, 2011	—	$—	$—	$—	$(14,045)	$(14,045)	$—	$(14,045)

Period from April 20 to June 30, 2011 (STAG Industrial Inc.)

Balance, April 20, 2011	110	—	2	—	(14,045)	(14,043)	—	(14,043)
Proceeds from sale of common stock	15,812,500	158	205,405	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	(110)	—	(2)	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—		95,670	95,670
Exchange of owners’ equity for units	—	—	—	—	14, 045	14,045	(14,045)	—
Offering costs	—	—	(17,042)	—	—	(17,042)	—	(17,042)
Issuance of restricted stock	80,809	1	(1)	—	—	—	—	—
Dividends declared	—	—	(3,269)	—	—	(3,269)	(1,602)	(4,871)
Stock-based compensation	—	—	39	—	—	39	117	156
Rebalancing of noncontrolling interest	—	—	(7,226)	—	—	(7,226)	7,226	—
Net loss				(3,903)		(3,903)	(1,996)	(5,899)
Balance, June 30, 2011	15,893,309	$159	$177,906	$(3,903)	$—	$174,162	$85,370	$259,532

Six Months ended June 30, 2010 (STAG Predecessor Group)

Balance, December 31, 2009	—	$—	$—	$—	$(1,521)	$(1,521)	$—	$(1,521)
Distributions	—	—	—	—	(1,712)	(1,712)	—	(1,712)
Net loss	—	—	—	—	(2,016)	(2,016)	—	(2,016)
Balance, June 30, 2010	—	$—	$—	$—	$(5,249)	$(5,249)	$—	$(5,249)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(unaudited, dollars in thousands)

		STAG
		Predecessor	STAG
		Group	Predecessor
	Stag Industrial, Inc.	(Period From	Group
	(Period from April 20 to June 30, 2011)	January 1 to April 19, 2011	(Six months ended June 30, 2010)

Cash flows from operating activities:
Net loss	$(5,899)	$(229)	$(2,016)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,446	2,459	5,326
Amortization of deferred financing costs	264	31	58
Intangible amortization in rental income	869	(2)	(14)
Tenant straight line receivable, net	(326)	(16)	(464)
(Gain) loss on interest rate swaps	(500)	(762)	935
Stock-based compensation expense	156	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(42)	88	360
Leasing commissions, net	(25)	(24)	(26)
Restricted cash -escrow	(171)	—	—
Prepaid expenses and other assets	450	(87)	159
Accounts payable, accrued expenses and other liabilities	(429)	106	(257)
Tenant prepaid rent and security deposits	843	169	(922)
Due to related parties	746	767	1,559
Due from related parties	(596)	(141)	28
Total adjustments	7,685	2,588	6,742
Net cash provided by operating activities	1,786	2,359	4,726
Cash flows from investing activities:
Additions of land and building improvements	(12,349)	(39)	(761)
Restricted cash—escrow	(540)	(542)	(369)
Cash paid for contributed assets, net	(2,159)	—	—
Cash paid for deal deposits	(1,065)	––	––
Additions to lease intangibles	(5,686)	—	—
Net cash used in investing activities	(21,799)	(581)	(1,130)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	205,563	—	—
Offering costs related to issuance of common stock	(17,042)	—	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	(2)	—	—
Proceeds from notes payable to related parties	—	789	—
Repayment of notes payable to related parties	(10,366)	—	—
Proceeds from secured corporate credit facility	11,000	—	—
Repayment of secured corporate credit facility	(11,000)	—	—
Proceed from mortgage notes payable	11,400	—	—
Repayment of mortgage notes payable	(152,954)	(1,180)	(2,267)
Termination of swap contracts	(894)	—	—
Payment of loan fees and costs	(2,662)	—	—
Distributions	—	(2,679)	(1,712)
Net cash provided by (used in) financing activities	33,043	(3,070)	(3,979)
Increase (decrease) in cash and cash equivalents	13,030	(1,292)	(383)
Cash and cash equivalents—beginning of period	277	1,567	2,772
Cash and cash equivalents—end of period	$13,307	$275	$2,389

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

1.             Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a Maryland corporation formed on July 21, 2010 that did not have any operating activity until the consummation of its initial public offering of common stock (“Offering”) and the related formation transactions (the “Formation Transactions”) on April 20, 2011.  The Company is the majority owner of the STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 21, 2009. STAG Industrial GP, LLC (the “GP”), which was formed as a Delaware limited liability company on December 21, 2009, is a wholly owned subsidiary of the Company and is the sole general partner of the Operating Partnership. As of June 30, 2011, the Company owns 67.11% of the Operating Partnership.  The Company is engaged in the business of acquiring, owning, leasing and managing of real estate, consisting primarily of industrial properties located throughout the United States.  As of June 30, 2011, we owned 93 properties in 26 states with approximately 14.2 million rentable square feet, consisting of 46 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 91.0% leased to 74 tenants.  As used herein, “STAG Industrial,” “the Company,” “we,” “our” and “us” refer to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.  The financial information contained in this report that relates to the time period commencing April 20, 2011 and ending June 30, 2011 is the Company’s financial information.

The Company’s “predecessor” for accounting purposes is STAG Predecessor Group (or “Predecessor”), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC prior to the Offering.  STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States.   The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor’s financial information.

The Company filed a Prospectus dated April 15, 2011 with the Securities and Exchange Commission (“SEC”) on April 18, 2011.  On April 20, 2011, concurrent with the Offering of the common stock of the Company, the members of limited liability companies affiliated with the Company (collectively, the “Participants”) that held direct or indirect interests in their real estate properties (“Properties”) elected to take limited partnership units in the Operating Partnership (“common units”) in exchange for the contribution of their Properties to the Company. The Formation Transactions were designed to (i) continue the operations of Predecessor, (ii) enable the Company to raise the necessary capital to acquire certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

The operations of the Company will be carried on primarily through the Operating Partnership. It is the intent of the Company to elect the status of and qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the 2011 tax year. The Company is fully integrated, self-administered, and self-managed.

On April 20, 2011, in connection with the Offering, the following Formation Transactions were completed:

•      We issued 13,750,000 shares of our common stock for $13.00 per share.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

•      We acquired certain assets and related debt of STAG Predecessor Group and of the Participants.  In exchange for such assets and related debt, STAG Predecessor Group and the Participants were issued a total of 7,590,000 common units of the Operating Partnership, with an aggregate value of approximately $98.7 million.

•      We closed a loan agreement for a secured corporate revolving credit facility (the “credit facility”) of up to $100 million with Bank of America, N.A. (“Bank of America”) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger.  The credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100 million to $200 million under certain circumstances.

•      The net proceeds of the Offering, together with borrowings in the amount of approximately $11.0 million under our credit facility, repaid approximately $164.7 million in certain outstanding indebtedness (including $2.5 million of direct costs associated with the obtaining and retiring of indebtedness and the termination of interest rate swaps) and $0.3 million to pay transfer taxes and other fees.

We received net proceeds from the Offering of approximately $166.3 million, reflecting the gross proceeds of approximately $178.8 million, net of underwriting fees of approximately $12.5 million. We incurred formation transaction costs and offering costs of $6.4 million.  In connection with the exercise of the underwriters’ overallotment option, on May 13, 2011, we issued an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25.0 million in net proceeds after the underwriters’ discount and offering costs.  All of the shares of common stock were sold by the Company and there were no selling stockholders in the Offering.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility and retained the balance for future acquisitions and other general corporate needs.

2.             Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 2010 and related notes thereto included in the Company’s Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Basis of Presentation

Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other limited partners in our Operating Partnership are reflected as noncontrolling interest. The combined financial statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest.  All significant intercompany balances and transactions have been eliminated in the combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the consolidated historical financial statements of the transferred collection of real estate entities and holdings, upon the initial public offering.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The financial statements for the quarter ending June 30, 2011 include the financial information of the Company, the Operating Partnership, our subsidiaries and STAG Predecessor Group. Where the “Company” is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

period relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

Consolidated and Combined Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	Stag Industrial, Inc. (Period from April 20 to June 30, 2011)	STAG Predecessor Group (Period from January 1 to April 19, 2011)	STAG Predecessor Group (Six months ended June 30, 2010)
Supplemental cash flow information
Cash paid for interest	2,927	$2,433	$5,668
Supplemental schedule of noncash investing and financing activities
Acquisition of tangible assets upon Formation Transactions	$204,116	$—	$—
Acquisition of goodwill upon Formation Transactions	$4,923	$—	$—
Acquisition of intangible assets upon Formation Transactions	$83,442	$—	$—
Assumption of mortgage notes payable upon Formation Transactions	$(190,548)	$—	$—
Fair market value adjustment to mortage notes payable acquired upon Formation Transactions	$(141)	$—	$—
Assumption of related party notes payable upon Formation Transactions	$(4,466)	$—	$—
Acquisition of intangible liabilities upon Formation Transactions	$(1,066)	$—	$—
Acquisition of interst rate swaps upon Formation Transactions	$(420)	$—	$—
Acquisition of other liabilities upon Formation Transactions	$(171)	$—	$—
Issuance of units for acquistion of net assets upon Formation Transactions	$95,670	$—	$—
Disposition of accrued lender fees upon Formation Transactions	$—	$4,420	$—
Assumption of bridge loan for Option Properties upon Formation Transactions	$—	$(4,750)	$—
Assumption of note payable to related party for Option Properties upon Formation Transactions	$—	$(727)	$—
Assumption of interest rate swaps to related party for Option Properties upon Formation Transactions	$—	$(352)	$—
Accrued distribution upon Formation Transactions	—	(1,392)	—

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Rental Property and Depreciation

The Company evaluates the carrying value of all tangible and intangible real estate assets held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results. For the periods presented, no impairment charges were recognized.

For properties considered held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decided not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the “FASB”) Accounting Standard Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”) (formerly known as Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) are met.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Buildings	40 years
Building and land improvements	5-20 years
Tenant improvements	Shorter of useful life or terms of related lease

Expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized or depreciated over the shorter of their useful lives or the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

The Company accounts for all acquisitions in accordance with ASC 805, Business Combinations, (formerly known as SFAS No. 141(R)).  Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

The purchase price is further allocated to in-place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships are immediately written off.

Tenant Accounts Receivable, net

The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. As of June 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $55 and $198, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of June 30, 2011 and December 31, 2010, the Company had accrued rental revenue of $3.8 million and $3.3 million, respectively, which is reflected in tenant accounts receivable, net on the accompanying balance sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of June 30, 2011 and December 31, 2010, the Company had an allowance on accrued rental revenue of $0.4 million and $0.3 million, respectively.

As of June 30, 2011 and December 31, 2010, the Company had a total of approximately $3.6 million and $2.2 million, respectively, of total lease security deposits available in existing letters of credit; and $1,187 and $623, respectively, of lease security deposits available in cash.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  No impairment charge was recognized.

Derivative Financial Instruments and Hedging Activities

The Company accounts for its interest rate swaps in accordance with the FASB’s ASC 815, Derivatives and Hedging.  The Company has not designated the interest rate swaps as hedge instruments for accounting purposes. Accordingly, the Company recognizes the fair value of the interest rate swaps as an asset or liability on the consolidated balance sheets with the changes in fair value recognized in the consolidated statements of operations.

By using interest rate swaps, the Company exposes itself to market and credit risk. Market risk is the risk of an adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in an interest rate swap by entering into transactions with high-quality counterparties. The Company’s exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the consolidated balance sheets.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses and mortgage notes payable. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of our debt.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

See Note 6 for the fair values of our interest rate swaps. The carrying value of notes payable to related parties approximates fair value.

Offering Costs

In connection with the Offering, certain Company affiliates have incurred legal, accounting, and related costs, which were reimbursed by the Company upon the consummation of the Offering. Such costs were deducted from the gross proceeds of the Offering.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not assured.

We earn revenues from asset management fees, which are included in our statements of operations in other income.  We recognize revenues from asset management fees when the related fees are earned and are realized or realizable.

Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that it will fail to pay for such costs, we would record a liability for such obligation.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $0.5 million for the period January 1 to April 19, 2011, $0.1 million for the period April 1 to April 19, 2011, and $1.0 million for the period April 20 to June 30, 2011.   The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, and certain other expenses.

Stock-Based Employee Compensation Plans

We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”).  The Company accounts for its stock-based employee compensation in accordance with ASC 718, Compensation — Stock Compensation.  We measure stock-based compensation expense based on the fair value of the awards on the grant date and recognize the expense ratably over the vesting period.

Income Taxes

Prior to the Offering, the Predecessor was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2011. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our tenants and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company currently has no liabilities for uncertain tax positions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Operating Partnership, by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under stock-based compensation plans and conversion of the noncontrolling interests in the Operating Partnership.

Segment Reporting

The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting segment.

3.             Acquisitions

As part of the Formation Transactions, STAG Investments IV, LLC and STAG GI Investments, LLC (referred to as the “STAG Contribution Group” in the Prospectus) contributed 100% of their real estate entities and operations in exchange for 7.3 million common units in the Operating Partnership valued at $13.00 per common unit.  The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to as the “Management Company” in the Prospectus), contributed 100% of those entities’ assets and liabilities in exchange for 38,621 common units in the Operating Partnership valued at $13.00 per common unit.  The contribution of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.  STAG Predecessor Group, which includes the entity that is considered our accounting acquirer, is part of our predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company’s management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

As part of the Offering and the Formation Transactions, we incurred $17 million of offering costs, which are included as a reduction of additional paid-in capital on the consolidated balance sheet.  We also incurred $3.7 million of transaction costs associated with the Formation Transactions, which are included in formation transaction costs on the consolidated statement of operations.

On May 26, 2011, we acquired an approximately 231,000 square foot manufacturing and distribution facility located in Lansing, Michigan.  The facility is 100% leased to JCIM, LLC (“JCIM”), a subsidiary of the public company, Johnson Controls, Inc. (NYSE: JCI). The purchase price of the JCIM acquisition was approximately $14.1 million, excluding closing costs of approximately $0.2 million, which are included in property acquisition costs on the consolidated statement of operations. The purchase was funded using cash on hand and approximately $9.1 million of debt under our CIGNA-2 (as defined in Note 5) facility.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

On June 30, 2011, we acquired an approximately 101,500 square foot manufacturing and distribution facility located in Fort Worth, Texas.  The facility is 100% leased to Ecolab, Inc. (“Ecolab”), a public company (NYSE: ECL) that engages in the development, manufacture, sale, and service of products that clean, sanitize, and promote food safety and infection prevention. The purchase price of the Ecolab acquisition was approximately $3.6 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statement of operations. The purchase was funded using cash on hand and approximately $2.4 million of debt under our CIGNA-2 facility.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed.

As of June 30, 2011, we had approximately $4.9 million of goodwill.  Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The following table summarizes the allocation of the consideration paid for the acquired assets and liabilities in connection with the Formation Transactions and the acquisitions of manufacturing and distribution facilities located in Lansing, Michigan, 100% leased to JCIM, and in Fort Worth, Texas, 100% leased to Ecolab was as follows (in thousands) at the date of acquisition:

	Formation Transactions (1)	JCIM	Ecolab	Total	Weighted Average Amortization Period (years) Lease Intangibles
Land	$33,506	$501	$389	$34,396	N/A
Buildings and improvements	159,815	7,706	2,766	170,287	N/A
Tenant improvements	10,795	458	199	11,452	N/A
Above market rents	22,881	2,543	—	25,424	7.8
Below market rents	(1,066)	—	(90)	(1,156)	7.7
In place lease intangibles	35,565	2,376	248	38,189	6.4
Customer relationships	24,996	521	88	25,605	8.1
Other liabilities	(171)	—	—	(171)	N/A
Interest rate swaps	(420)	—	—	(420)	N/A
Goodwill	4,923	—	—	4,923	N/A
Above/below market assumed debt adjustment	(141)	—	—	(141)	N/A
Total aggregate purchase price	290,683	14,105	3,600	308,388
Less: Long-term liabilities assumed	(195,013)	—	—	(195,013)
Net assets acquired	$95,670	$14,105	$3,600	$113,375

(1)   Net assets acquired represent a non-cash transaction, which is provided in detail above as supplemental cash flow information.

We have included the results of operations for each of these acquired entities in our consolidated statement of operations from the date of acquisition. For the period April 20 to June 30, 2011, the acquired entities contributed $6.4 million to total revenue and $1.3 million to net loss (including property acquisition costs of $327 related to the JCIM and Ecolab acquisitions).

The accompanying unaudited pro forma information for the six months ended June 30, 2011 and 2010 is presented as if the Formation Transactions and the acquisitions of the JCIM and Ecolab properties had occurred at January 1, 2010.  This unaudited pro forma information is based on the historical consolidated and combined financial statements and should be read in conjunction

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

with the consolidated financial statements and notes thereto.  This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Six Months Ended June 30, 2011
Pro Forma (in thousands)	STAG Industrial, Inc.	JCIM and Ecolab(1)	Total
Total revenue	$28,387	$519	$28,906
Net income (loss)	(7,339)	304	$(7,035)
Net income (loss) attributable to the Company	$(4,856)	$201	$(4,655)

Weighted average shares outstanding			15,153,646
Net loss per share attributable to the Company			$(0.31)

	Six Months Ended June 30, 2010
Pro Forma (in thousands)	STAG Industrial, Inc.	JCIM and Ecolab(1)	Total
Total revenue	$29,980	$760	$30,740
Net income (loss)	(4,940)	542	$(4,398)
Net income (loss) attributable to the Company	$(3,268)	$359	$(2,909)

Weighted average shares outstanding			15,153,646
Net loss per share attributable to the Company			$(0.19)

(1)   Pro forma amounts reflect the results of operations had JCIM and Ecolab been acquired as of the first day of the period presented through and including the date prior to acquisition or May 25, 2011 and June 29, 2011, respectively.  Actual results from and including the date of acquisition through June 30, 2011 are included within the pro forma results of STAG Industrial, Inc. within  the tables above.

4.             Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
In-place leases	$40,834	$11,594
Less: Accumulated amortization	(8,970)	(6,363)
In-place leases, net	31,864	5,231
Above market leases	28,130	2,705
Less: Accumulated amortization	(2,436)	(1,354)
Above market leases, net	25,694	1,351
Tenant relationships	28,890	3,285
Less: Accumulated amortization	(2,580)	(1,454)
Tenant relationships, net	26,310	1,831
Leasing commission	14,438	5,492
Less: Accumulated amortization	(3,082)	(2,398)
Lease commission, net	11,356	3,094
Total deferred leasing intangibles, net	$95,224	$11,507

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Below market leases	$3,812	$2,656
Less: Accumulated amortization	(1,896)	(1,680)
Total deferred leasing intangibles, net	$1,916	$976

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $746 for the period January 1 to April 19, 2011, $130 for the period April 1 to April 19, 2011, $3,671 for the period April 20 to June 30, 2011, and $1,256 and $2,162 for the three and six months ended June 30, 2010, respectively. Rental income increased (decreased) by $2 for the period January 1 to April 19, 2011, $(2) for the period April 1 to April 19, 2011, and $(869) for the period April 20 to June 30, 2011, related to net amortization of above (below) market leases, respectively, and $40 and $14 for the three and six months ended June 30, 2010, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases and Tenant Relationships	Net Decrease (Increase) to Rental Revenue Related to Above and Below Market Leases
Remainder of 2011	$7,571	$1,808
2012	13,288	3,562
2013	10,295	3,456
2014	9,181	3,125
2015	7,428	2,927

5.             Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. A summary of mortgage notes payable as of June 30, 2011 and December 31, 2010 follows (in thousands):

Loan	Interest Rate (1)	Principal outstanding as of June 30, 2011	Principal outstanding as of December 31, 2010	Current Maturity
Anglo Irish Master Loan - Variable Amount	N/A	$—	$10,954	N/A
Anglo Irish Master Loan - Fixed Amount	5.165%	140,688	157,815	Oct-31-2013
Anglo Irish Bridge Loan	N/A	—	34,397	N/A
CIGNA-1	6.50%	60,714	—	Feb-1-2018
CIGNA-2.	5.75%	45,943	—	Feb-1-2018
CIBC, Inc.	7.05%	8,525	—	Aug-1-2027
Credit Facility	Libor + 3.00%	—	—	Apr-20-2014
		$255,870	$203,166

(1)   Current interest rate as of June 30, 2011.  At June 30, 2011, the one-month LIBOR rate was 0.186%.

The Company is party to a master loan agreement with Anglo Irish Bank Corporation Limited (“Anglo Irish”). As of June 30, 2011 and December 31, 2010, the outstanding balance under this loan agreement was $140,688 and $168,769, respectively.  As part of the Formation Transactions, the maturity date of the Anglo Irish master loan was extended from January 2012 to October 2013.  The Company was also party to a bridge loan agreement with Anglo Irish.  As of June 30, 2011 and December 31, 2010, the outstanding balance under this bridge loan agreement was $0 and $34,397, respectively.  Upon the Formation Transactions, approximately $4.8 million of the bridge loan related to three vacant properties in Fund III (the “Option Properties”) was assumed and paid in full with Offering proceeds.  Upon approval of our independent directors, we will have the right to acquire any of the Option Properties individually at fair market value.  The Company also made a partial paydown of the Anglo Irish master loan in the amount of $26.4 million.

Upon consummation of the Formation Transactions, the Company assumed the following debt:

•      a note under the loan from Connecticut General Life Insurance Company (“CIGNA”) with an estimated outstanding balance of approximately $60.7 million and an interest rate of 6.50% per annum, secured by certain properties formerly owned by STAG GI, scheduled to mature on February 1, 2018 (“CIGNA-1”);

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

•      a note under the loan from CIGNA with an estimated outstanding balance of approximately $34.6 million and an interest rate of 5.75% per annum, secured by certain properties formerly owned by STAG GI, scheduled to mature on February 1, 2018 (which had approximately $30.4 million in borrowing capacity remaining upon consummation of the Formation Transactions) (“CIGNA-2”); and

•      a note from CIBC, Inc. with an estimated outstanding balance of $8.5 million and an interest rate of 7.05% per annum, secured by a property formerly owned by STAG GI, scheduled to mature on August 1, 2027. The interest rate increases to the greater of 9.05% and the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity but is prepayable at par on August 31, 2012.

Concurrent with the Formation Transactions, borrowings in the amount of approximately $11.0 million were drawn under the credit facility and subsequently paid down during the period ended June 30, 2011.

Pursuant to the provisions of ASC 805, the assumed notes were recorded at fair value.  The carrying values of all debt assumed (for purposes of clarity, excluding Predecessor debt) approximated fair value with the exception of the note from CIBC, Inc. for which a fair value premium of approximately $141 was recorded.

The Company borrowed against the CIGNA-2 facility in the amount of $9.1 million for the purchase of the JCIM asset and in the amount of $2.4 million for the Ecolab asset discussed in Note 3, leaving an outstanding borrowing capacity of approximately $19 million as of June 30, 2011.

The credit facility is secured by, among other things, 19 mortgages granted by various indirect subsidiaries of our Operating Partnership. The credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100 million to $200 million.  The interest rate on the credit facility varies depending upon our consolidated debt to total asset value ratio.  As of June 30, 2011 the interest rate for our credit facility is LIBOR plus 3.00%.  During the quarter, with proceeds from the underwriters’ exercise of their overallotment option, the Company paid down the borrowings in full under the credit facility.  The Company currently pays an unused commitment fee equal to 0.50% of the unused portion of the credit facility.  During the period April 20 to June 30, 2011, the Company incurred $94 in unused fees, which are included in interest expense on the consolidated statement of operations.  The Company incurred $1.8 million of costs related to the credit facility, which is included in deferred financing fees, net on the consolidated balance sheet.

The Anglo Irish master loan, Anglo Irish bridge loan, the CIGNA-1 and the CIGNA-2 facilities, the CIBC loan and the credit facility are secured by the specific properties financed under the loans and a first priority collateral assignment of the specific leases and rents. The Anglo Irish master loan, CIGNA-1 and the CIGNA-2 facilities, and credit facility are subject to certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2011 and the Predecessor was in compliance with all applicable financial covenants as of December 31, 2010.

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011		December 31, 2010
Carrying Amount	Fair Value	Carrying Amount	Fair Value
$255,870	$255,354	$203,166	$200,866

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

6.             Use of Derivative Financial Instruments

The Company’s use of derivative instruments is limited to the utilization of interest rate swaps to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.

STAG Predecessor Group entered into an interest rate swap to hedge against interest rate risk on its variable rate loan with Anglo Irish, which is part of the debt contributed to the Company.  In connection with the Formation Transactions, the Company assumed and terminated an interest rate swap for $0.3 million with Citizens Bank, N.A. with a notional amount of $45.0 million.  The Company also assumed a swap with Bank of America with a notional amount of $31.0 million and terms to receive LIBOR and pay 1.67%, with an expiration date of August 1, 2011.  This swap was secured under our credit facility.  A summary of the fair values of interest rate swaps outstanding as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	Notional Amount June 30, 2011	Fair Value June 30, 2011	Fair Value December 31, 2010
Anglo Irish Master Loan Swap	$141,000	$(1,816)	$(3,277)
Bank of America	31,000	(77)	—

The Company adopted the fair value measurement provisions for its interest rate swaps recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  As of June 30, 2011 and December 31, 2010, the Company applied the provisions of this standard to the valuation of its interest rate swaps, which are the only financial instruments measured at fair value on a recurring basis.

The Company recognized gains relating to the change in fair market value of its interest rate swaps of $177, $762, and $500 for the period April 1 to April 19, 2011, the period January 1 to April 19, 2011, and the period April 20 to June 30, 2011, respectively. The Company recognized losses relating to the change in fair market value of its interest rate swaps of $346 and $935 for the three and six months ended June 30, 2010, respectively.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Market Measurements as of June 30, 2011 Using:
	June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(1,893)	—	$(1,893)	—

		Fair Market Measurements as of December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(3,277)	—	$(3,277)	—

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

7.             Stockholders’ Equity

Common Stock

At December 31, 2010, STAG Industrial, Inc. had 110 shares of common stock outstanding at a par value of $0.01.  The shares were redeemed concurrently with the Formation Transactions.  On April 20, 2011, we completed the Offering of our common stock.  The Offering resulted in the sale of 13,750,000 shares of our common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. We incurred formation transaction costs and offering costs of $6.4 million.  On May 13, 2011, the underwriters of the Company’s Offering exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25 million in net proceeds after the underwriters’ discount and offering costs. The total gross proceeds to the Company from the Offering and the exercise of the overallotment option resulted in approximately $205.6 million.  Total underwriters’ discounts, commissions and offering costs of $17.0 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheet of the Company. Total formation transaction costs incurred and paid were $3.7 million.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01 per share.  At June 30, 2011, there were no shares of preferred stock issued or outstanding.

Restricted Stock-Based Compensation

Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain employees of the Company.  These awards were made pursuant to our 2011 Equity Incentive Plan (the “2011 Plan”).  At such time, we granted to such employees a total of 80,809 restricted shares that are subject to time-based vesting with a fair value of $1.0 million.  The awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary of the date of grant.  Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

None of the restricted shares were vested as of June 30, 2011.  We recognize non-cash compensation expense ratably over the vesting period, and accordingly, we recognized $39 in non-cash compensation expense for the period April 20 to June 30, 2011.  We recognized zero non-cash compensation expense for the periods April 1 to April 19, 2011 and January 1 to April 19, 2011.  Unrecognized compensation expense for the remaining life of the award was $0.9 million. As of June 30, 2011, there were no forfeitures of restricted shares.

All of our directors have elected to receive common shares in lieu of cash for their fees for serving as members and/or chairmen of various committees for the period ended June 30, 2011 and for the remaining quarters of 2011.

8.             Noncontrolling Interest

Noncontrolling Common Units

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 7,590,000 common units (the “noncontrolling common units”) and LTIP units of 200,441, which in total represented approximately 32.89% of the ownership interests in our Operating Partnership at June 30, 2011.  The noncontrolling common units were issued at fair value at the time of the Formation Transactions for an issuance price of $13.00 per common unit. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.  All common units will receive the same quarterly distribution as the per share dividends on common stock.

Upon a material equity transaction in the operating partnership which results in an accretion of the member’s capital account to the economic value equivalent of the common units, LTIP units will be converted to common units.  As of June 30, 2011, none of the vested LTIP units met the aforementioned criteria.

The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.

LTIP Units

Pursuant to the 2011 Plan, we may grant LTIP units in the Operating Partnership. LTIP units, which we grant either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives.  Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis.  All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

Concurrently with the closing of the Offering, we made grants of LTIP units to certain senior executive officers pursuant to the terms of their employment agreements. These awards were made pursuant to our 2011 Plan.  At such time, we granted to such executive officers a total of 159,046 LTIP units.  We also granted our non-employee, independent directors a total of 41,395 LTIP units pursuant to the 2011 Plan.

On April 20, 2011, a total of 200,441 LTIP units were granted to certain senior executives and non-employee, independent directors, which vest quarterly over five years, with the first vesting date being June 30, 2011. As of June 30, 2011, there were not forfeitures of LTIP units.  The total fair value of the LTIP units was approximately $2.3 million at the date of grant, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 50% and a risk-free interest rate of 3.40%.  10,022 LTIP units were vested June 30, 2011.  We recognized $0.1 million in non-cash compensation expense for the period April 20 to June 30, 2011. We recognized zero non-cash compensation expense for the periods April 1 to April 19, 2011 and January 1 to April 19, 2011.  Unrecognized compensation expense was $2.2 million.

9.             Earnings Per Share

We use the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method.  Nonvested restricted stock and LTIP units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.  During the period from April 20 to June 30, 2011, there were 80,809 and 190,419 unvested restricted stock shares and unvested LTIP units, respectively, that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the period April 20 to June 30, 2011 (in thousands, except per share amounts).

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

STAG Industrial, Inc. Period from April 20 to June 30
2011
Numerator
Net loss attributable to the Company	$(3,903)

Denominator
Weighted average common shares outstanding — basic and diluted	15,153,646

Earnings per Common Share — Basic and Diluted	$(0.26)

Earnings per share is not presented for the periods April 1 to April 19, 2011, January 1 to April 19, 2011, and the three and six months ended June 30, 2010 as the Offering did not occur until April 20, 2011.

10.          Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.          Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for more than 7.6% of the Predecessor’s base rents for the period January 1, to April 19, 2011, and no tenant accounted for more than 4.8% of the Company’s base rents for the period April 20 to June 30, 2011.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.

12.          Related-Party Transactions

On January 31, 2009, STAG Predecessor Group entered into a $4,384 loan agreement with NED Credit, Inc. (a related party). The note had an original maturity date of January 31, 2012 and was interest only through the maturity date, at which time all unpaid principal and interest was due. The borrowing rate was variable and calculated based on the applicable LIBOR rate plus 12.50%. The loan is classified as notes payable to related party on the balance sheets. In March 2011, the loan was increased by $789 to $5,173.  The Company assumed approximately $0.6 million of the loan to NED Credit, Inc. related to the Option Properties in the Formation Transactions.  STAG Predecessor Group expensed $35 and $183 in interest expense related to this note payable for the periods April 1 to April 19, 2011 and January 1 to April 19, 2011, respectively, and expensed $149 and $290 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had $0 and $331, respectively, in accrued and unpaid interest expense which has been included in accounts payable, accrued expenses and other liabilities on the balance sheets.   The principal balance and all accrued interest on this loan were paid in full with Offering proceeds on April 20, 2011.

As discussed in Note 5, approximately $4.8 million of the bridge loan related to the Option Properties was assumed and paid in full in the Formation Transactions.

On June 6, 2007, STAG Predecessor Group entered into a loan guarantee agreement with an affiliate of NED Credit Inc. The loan guarantee was for the Anglo Irish bridge loan dated August 11, 2006 and amended on June 6, 2007. STAG Predecessor Group agreed to pay the guarantor an annual fee for the guarantor’s provision of the guaranty in an amount equal to nine percent (9.0%) per annum of the outstanding balance of the bridge loan. The Company expensed $158 and $919 in such guarantee fees, which are

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

included in interest expense in the income statements, for the periods April 1 to April 19, 2011 and January 1 to April 19, 2011, respectively, and  expensed $793 and $1,582 in such guarantee fees for the three and six months ended June 30, 2010, respectively.   As of June 30, 2011 and December 31, 2010, the Company had $0 and $3,502, respectively, in accrued and unpaid bridge loan guarantee fees included as due to related parties on the consolidated balance sheets.

Prior to the Offering, STAG Predecessor Group was obligated to pay asset management fees to STAG Capital Partners, LLC and STAG Capital Partners III, LLC (together, the “Management Company”) in consideration of the Management Company’s agreement that it provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $31 and $179 in such asset management fees for the periods April 1 to April 19, 2011 and January 1 to April 19, 2011, respectively, and $150 and $297 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had $0 and, $151, respectively, in accrued and unpaid asset management fees, which have been included in amounts due to related parties on the balance sheets.  Subsequent to the Formation Transactions, we will no longer incur asset management fees to the Management Company.

As part of the Formation Transactions, the Company formed a new management company, STAG Industrial Management, LLC (the “Manager”), which is a subsidiary of the REIT.  The Manager is performing certain asset management services for STAG Investments II, LLC (“Fund II”), an affiliated private, fully-invested fund that owns 86 properties, with approximately 13.1 million rentable square feet.  The Manager is paid an annual asset management fee based on the equity investment in the Fund II assets, which will initially equal 0.94% of the equity investment and may increase up to 1.25% of the equity investment, to the extent assets are sold and the total remaining equity investment is reduced.

While most of the real estate assets of STAG Investments III, LLC (“Fund III”) comprise the assets of the STAG Predecessor Group, Fund III retained ownership of the Option Properties. The Manager has entered into a services agreement with Fund III pursuant to which it will manage the Option Properties for an annual fee of $30,000 per property, and will provide the limited administrative services (including preparation of reports for the Fund III lender and investors, bookkeeping, tax and accounting services) that Fund III will require until its liquidation, for an annual fee of $20,000.

STAG Investments IV, LLC (“Fund IV”), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company.  The Manager has entered into a services agreement with Fund IV pursuant to which it will provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV will require until its liquidation for an annual fee of $20,000.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited, dollars in thousands)

The due from related parties in the amount of $737 and the due to related parties in the amount of $746 relates to the final prorations calculated in relation to the Formation Transactions and not received or paid, respectively, at June 30, 2011.  Both amounts were settled in July 2011.

13.          Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”).  No significant recognized subsequent events were noted.  The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”).

The following non-recognized subsequent events are noted:

On July 8, 2011, we entered into a partial lease termination agreement with the tenant of two facilities, one located in Youngstown, OH and the other in Bardstown, KY.  The agreement provides that the Youngstown lease terminates effective July 31, 2011 and requires the tenant to pay a termination fee of $1.95 million, which amount is in excess of three years base rent.

On July 8, 2011, we entered into a $65.0 million loan with CIGNA with an interest rate of 5.88% per annum, secured by certain properties not yet acquired, scheduled to mature on the eighth anniversary of the first draw on the loan (“CIGNA-3”).

On July 15, 2011, we paid the second quarter dividend of $0.26 per share to all stockholders of record on June 30, 2011 pro-rated to $0.2057 per share for the portion of the quarter the Company was public.

On July 15, 2011, we issued 3,281 shares of common stock, with a fair value of $41 for director’s compensation.  The awards were fully vested at grant.  All of our directors elected to receive common shares in lieu of cash for their fees for serving as members and/or chairmen of various committees for the period ended June 30, 2011 and for the remaining quarters of 2011.

On July 18, 2011, we borrowed $13.5 million under the credit facility for acquisitions of real estate assets and other corporate purposes.

On July 19, 2011, we acquired an approximately 420,690 square foot manufacturing and distribution facility located in Portland, Oregon.  The facility is 52% leased to Unisource Worldwide, Inc., and 48% leased to Benson Industries, LLC.  The purchase price of the acquisition was approximately $14.3 million, excluding closing costs.  The purchase was funded using cash on hand and proceeds from our credit facility.

On July 28, 2011, we acquired an approximately 305,550 square foot manufacturing and distribution facility located in Hazelwood, Missouri.  The facility is 100% leased to Cott Beverages, Inc.  The purchase price of the acquisition was approximately $10.7 million, excluding closing costs.  The purchase was funded by assuming existing debt of approximately $7.2 million and by using cash on hand.

On August 4, 2011, we acquired an approximately 200,000 square foot warehouse and distribution facility located in Norton, Massachusetts.  The facility is 100% leased to Plantation Products LLC.  The purchase price of the acquisition was approximately $11.0 million, excluding closing costs.  The purchase was funded by assuming existing debt of $6.2 million and by using cash on hand.

For the acquisitions subsequent to June 30, 2011 as mentioned above, management has not finalized the acquisition accounting.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2010 and related notes thereto included in the Company’s Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission on April 18, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.  As used herein, “the Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The combined financial statements for the quarter ending June 30, 2011 include the financial information of the Company, the Operating Partnership, our subsidiaries and STAG Predecessor Group. Where the “Company” is referenced in comparisons of financial results between the quarter ending June 30, 2011 and any quarter or period ended in 2010, the financial information for such quarter or period ended in 2010 relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

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

Overview

STAG Industrial, Inc. is a self-administered and self-managed full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.  On April 20, 2011, we completed our Offering of 13,750,000 shares common stock and the related Formation Transactions.  On May 13, 2011, the underwriters of the Company’s Offering exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share.  As of June 30, 2011, we owned 93 properties in 26 states with approximately 14.2 million rentable square feet, consisting of 46 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 91.0% leased to 74 tenants, with no single tenant accounting for more than 5.3% of our total annualized rent and no single industry accounting for more than 14.1% of our total annualized rent.

We intend to continue to target the acquisition of individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States with purchase prices ranging from $5 million to $25 million. We believe that, due to observed market inefficiencies, our focus on these properties will allow us to generate returns for our stockholders that are attractive in light of the associated risks, when compared to other real estate portfolios.

We were formed as a Maryland corporation on July 21, 2010 and the Operating Partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  Upon completion of the Offering and our Formation Transactions, we owned a 64.0% limited partnership interest in the Operating Partnership.  We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

This report represents an update to the more detailed and comprehensive disclosures included in the our Prospectus dated April 15, 2011, filed with the Securities and Exchange Commission on April 18, 2011 pursuant to Rule 424(b) under the Securities Act.  Accordingly, you should read the following discussion in conjunction with the information included in the Prospectus as well as the unaudited financial statements included elsewhere in this report.

Factors That May Influence Future Results of Operations

Outlook

The Company believes that the ongoing measured improvement in the economy may increase the occupancy levels and rental rates in our owned portfolio.  The lack of speculative development generally across the country and specifically in our markets may improve these important metrics.  In addition, our acquisition activity is expected to enhance our overall financial performance.  The continuation of low interest rates combined with the availability of attractively priced properties should allow the Company to deploy its capital on an attractive “spread investing” basis.

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of June 30, 2011 our properties were approximately 91.0% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of June 30, 2011, in addition to approximately 1.27 million rentable square feet of currently available space in our properties, leases representing approximately 1.9% of the rentable square footage of such portfolio are scheduled to expire prior to December 31, 2011. The leases scheduled to expire prior to December 31, 2011 represent approximately 3.1% of the total annualized rent for our portfolio.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group (dollars in thousands)

Within the following Historical Results of Operations, the three months ended June 30, 2011 consists of the Predecessor’s operations for the period April 1 to April 19, 2011 and the Company’s operations for the period April 20 to June 30, 2011.  The six months ended June 30, 2011 consists of the Predecessor’s operations for the period January 1 to April 19, 2011 and the Company’s operations for the period April 20 to June 30, 2011.

Comparison of three months ended June 30, 2011 to the three months ended June 30, 2010

The following table summarizes our results of operations of the Company and the Predecessor for the three months ended June 30, 2011 compared to the Predecessor entity for the three months ended June 30, 2010.  Since our Company did not exist before April 20, 2011, we believe this comparison is not meaningful.  As of June 30, 2011, our operating portfolio was comprised of 93 properties in 26 states with approximately 14.2 million rentable square feet, consisting of 46 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 91.0% leased.

	Three Months Ended June 30,
	2011	2010	Change	% Change

Revenue
Rental income	$10,916	$6,250	$4,666	75%
Tenant recoveries	1,331	1,086	245	23%
Other income	267	—	267	100%
Total revenue	12,514	7,336	5,178	71%
Expenses
Property	968	590	378	64%
General and administrative	2,243	42	2,201	5,240%
Real estate taxes and insurance	1,067	774	293	38%
Asset management fees	31	150	(119)	(79)%
Property acquisition costs	327	—	327	100%
Depreciation and amortization	6,874	2,943	3,931	134%
Total expenses	11,510	4,499	7,011	156%

Other income (expense)
Interest income	9	1	8	800%
Interest expense	(3,950)	(3,403)	(547)	16%
Gain (loss) on interest rate swaps	677	(346)	1,023	296%
Formation transactions costs	(3,728)	—	(3,728)	100%
Total other income (expense)	(6,992)	(3,748)	(3,244)	87%
Net loss	$(5,988)	$(911)	$(5,077)	557%
Net loss attributable to noncontrolling interest	$(1,996)	$—	$(1,996)	100%

Revenue

Total revenue consists primarily of rental income from our properties and tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $5.2 million, or 71%, to $12.5 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010.  The increase was primarily attributable to additional revenue from properties contributed to the Company as part of the Formation Transactions as well as the acquisitions of two properties during the three months ended June 30, 2011.  The increase was also attributable to asset management and administrative fees earned in 2011.

Expenses

Total expenses increased by $7.0 million, or 156%, to $11.5 million for the three months ended June 30, 2011 compared to $4.5 million for the three months ended June 30, 2010.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to the Company as part of the Formation Transactions and $327 of property acquisition costs related to the acquisition of two properties during the three months ended June 30, 2011.  For the three months ended June 30, 2010, the Company reported the results only of the Predecessor.  General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the Formation Transactions.  Additionally, depreciation and amortization increased as a result of the properties acquired in the Formation Transactions and resulted in an increased asset base to depreciate.

Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain (loss) on interest rate swaps, and formation transaction costs.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs.

Total other income (expense) increased $(3.2) million, or 87%, to $(6.9) million for the three months ended June 30, 2011 compared to $(3.7) million for the three months ended June 30, 2010.  The decrease was primarily attributable to $3.7 million of

Formation Transaction costs incurred.  The decrease was partially offset by an increase in gain on interest rate swaps of $1.0 million.

Income (loss) from Noncontrolling Interest

The Company consolidates and is the majority owner of the Operating Partnership. Income (loss) from noncontrolling interest is an allocation of income (loss) to the limited partners of the Operating Partnership.  There was no noncontrolling interest at June 30, 2010, resulting in an increase of $(1,996) to income (loss) from noncontrolling interest.

Comparison of six months ended June 30, 2011 to the six months ended June 30, 2010

The following table summarizes our results of operations of the Company and the Predecessor for the six months ended June 30, 2011 compared to our Predecessor’s combined results of operations for the six months ended June 30, 2010.  As of June 30, 2011, our operating portfolio was comprised of 93 properties in 26 states with approximately 14.2 million rentable square feet, consisting of 46 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 91.0% leased.

	Six Months Ended June 30,
	2011	2010	Change	% Change

Revenue
Rental income	$16,697	$12,574	$4,123	33%
Tenant recoveries	2,291	2,445	(154)	(6)%
Other income	267	—	267	100%
Total revenue	19,255	15,019	4,236	28%
Expenses
Property	1,990	1,745	245	14%
General and administrative	2,378	231	2,147	929%
Real estate taxes and insurance	1,827	1,569	258	16%
Asset management fees	179	297	(118)	(40)%
Property acquisition costs	327	—	327	100%
Depreciation and amortization	8,905	5,326	3,579	67%
Total expenses	15,606	9,168	6,438	70%

Other income (expense)
Interest income	10	2	8	400%
Interest expense	(7,321)	(6,934)	(387)	6%
Gain (loss) on interest rate swaps	1,262	(935)	2,197	235%
Formation transactions costs	(3,728)	—	(3,728)	100%
Total other income (expense)	(9,777)	(7,867)	(1,910)	24%
Net loss	$(6,128)	$(2,016)	$(4,112)	204%
Net loss attributable to noncontrolling interest	$(1,996)	$—	$(1,996)	100%

Revenue

Total revenue consists primarily of rental income from our properties and tenant reimbursements for insurance, real estate taxes and certain other expenses.

Total revenue increased by $4.2 million, or 28%, to $19.3 million for the six months ended June 30, 2011 compared to $15.0 million for the six months ended June 30, 2010.  The increase was primarily attributable to additional revenue from properties contributed to the Company as part of the Formation Transactions as well as the acquisitions of two properties during the three months ended June 30, 2011.  The increase was also attributable to asset management and administrative fees earned in 2011.  The increase was partially offset due to terminated or expired leases at two of our properties prior to the six months ended June 30, 2011.

Expenses

Total expenses increased by $6.4 million, or 70%, to $15.6 million for the six months ended June 30, 2011 compared to $9.2 million for the six months ended June 30, 2010.  The increase was primarily attributable to $327 of property acquisition costs related to the acquisition of the properties during the six months ended June 30, 2011.  For the six months ended June 30, 2010, the Company reported the results only of the Predecessor.  General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the Formation Transactions.  The increase was partially offset by accelerated amortization of lease intangibles recorded during the six months ended June 30, 2010 in connection with certain lease terminations.  Additionally, depreciation and amortization increased as the properties acquired in the Formation Transactions resulted in an increased asset base to depreciate.

Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain (loss) on interest rate swaps and transaction costs.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs.

Total other income (expense) increased $(1.9) million, or 24%, to $(9.8) million for the six months ended June 30, 2011 compared to $(7.9) million for the six months ended June 30, 2010.  The increase was primarily attributable to $3.7 million of formation transaction costs incurred in connection with the Formation Transactions.  The decrease was partially offset by an increase in gain on interest rate swaps of 2.2 million.

Income (loss) from Noncontrolling Interest

The Company consolidates and is the majority owner of the Operating Partnership. Income (loss) from noncontrolling interest is an allocation of income (loss) to the limited partners of the Operating Partnership.  There was no noncontrolling interest at June 30, 2010, resulting in an increase of $(1,996) to income (loss) from noncontrolling interest.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2011 (inclusive of the Predecessor from the period January 1 to April, 19, 2011 and STAG Industrial, Inc. from the period April 20 to June 30, 2011) compared to our Predecessor’s combined cash flows for the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010	Change	% Change

Cash provided by operating activities	$4,145	$4,726	(581)	(12)%
Cash used in investing activities	(22,380)	(1,130)	(21,250)	1,881%
Cash provided by (used in) financing activities	29,973	(3,979)	33,952	(853)%

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Net cash provided by operating activities.  Net cash provided by operating activities decreased $(0.6) million to $4.1 million for the six months ended June 30, 2011 compared to $4.7 million for the six months ended June 30, 2010. The decrease in cash provided by (used in) operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the Formation Transactions. Also, the Company had a net loss of $6.1 million for the six months ended June 30, 2011 compared to a net loss of $2.0 million for the Predecessor for the six months ended June 30, 2010.

Net cash used in investing activities.  Net cash used in investing activities decreased by $(21.3) million to $(22.4) million for the six months ended June 30, 2011 compared to $(1.1) million for the six months ended June 30, 2010.  The change is primarily attributable to additions of property, specifically JCIM and Ecolab, which were both purchased during the quarter ended June 30, 2011.

Net cash provided by (used in) financing activities.  Net cash provided by (used in) financing activities increased $34.0  million to $30.0 million for the six months ended June 30, 2011 compared to $(4.0) million for the six months ended June 30, 2010.  The change is primarily attributable to the net proceeds from the Offering, offset by the repayment of mortgage notes payable with offering proceeds.

Off Balance Sheet Arrangements

As of June 30, 2011, the Company had no off-balance sheet arrangements.

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

In addition, we require funds for future dividends to be paid to our common stockholders and unit holders in the Operating Partnership.  On May 2, 2011, our Board of Directors declared a second quarter dividend of $0.26, payable on July 15, 2011 to all stockholders of record on June 30, 2011. The dividend payment was pro-rated to $0.2057 per share for the portion of the second quarter that the Company has been in existence as a public company.

We intend to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our credit facility.

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

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of June 30, 2011:

Loan (5)	Principal	Fixed/Floating	Rate		Maturity
	(dollars in thousands)
Anglo Irish Master Loan	$140,688	LIBOR + 3.00%(1)	5.165%		Oct-31-2013
CIGNA -1	60,714	Fixed	6.50%		Feb-1-2018
CIGNA-2 (2)	45,943	Fixed	5.75%		Feb-1-2018
CIBC, Inc.	8,525	Fixed	7.05	%(3)	Aug-1-2027
Credit Facility	0	LIBOR + 3.00%	3.186%		Apr-20-2014
Total/Weighted Average	$255,870		5.65%

(1)                                  Swapped for a fixed rate of 2.165% plus the 3.00% spread for an effective fixed rate of 5.165%. The swap expires at the stated maturity date of the loan.

(2)                                  We currently have approximately $19.0 million of borrowing capacity under this secured acquisition credit facility.

(3)                                  Interest rate increases to the greater of 9.05% and the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity, but is prepayable at August 31, 2012.

On July 8, 2011, we entered into the CIGNA-3 facility, which is a $65.0 million loan with CIGNA with an interest rate of 5.88% per annum, secured by certain properties not yet acquired, scheduled to mature on the eighth anniversary of the first draw on the loan.

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

Secured Corporate Revolving Credit Facility

On April 20, 2011, we closed a loan agreement for a credit facility of up to $100.0 million with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger.  The credit facility is secured, among other things, by mortgages granted by various indirect subsidiaries of the Operating Partnership.  In connection with the closing of the Offering, we borrowed approximately $11.0 million under the credit facility to pay down indebtedness we assumed pursuant to our Formation Transactions.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility.  Proceeds from the credit facility will be used for property acquisitions, working capital requirements and other general corporate purposes.  We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100.0 million to $200.0 million under certain circumstances.  During the second quarter, we incurred unused fees of $94 for this facility.  On July 18, 2011, we borrowed $13.5 million for acquisition financings and other corporate purposes.

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

Interest and Fees:   The applicable interest rate under the credit facility generally depends on elections we make. We expect that generally we will be able to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to the British Bankers Association LIBOR Rate (“LIBOR”) plus a margin, or spread, determined in accordance with a leverage-based pricing grid. If interest rates are determined by reference to LIBOR, then (i) if our ratio of consolidated debt to total asset value is less than or equal to 40%, the spread over LIBOR will be 2.75%, (ii) if our ratio of consolidated debt to total asset value is greater than 40%, but less than or equal to 50%, the spread over LIBOR will be 3.00%, (iii) if our ratio of consolidated debt to total asset value is greater than 50%, but less than or equal to 55%, the spread over LIBOR will be 3.25%, (iv) if our ratio of consolidated debt to total asset value is greater than 55%, the spread over LIBOR will be 3.75%. If interest rates are determined by reference to LIBOR, we will generally be able to elect among one-, two-, three-, six- or 12-month LIBOR interest periods, and the spreads described above will apply with respect to the LIBOR rate for the applicable period. Under certain circumstances, interest rates under the credit facility may be based on the “Base Rate” as defined under the credit facility plus applicable spreads, which would result in higher effective interest rates than the LIBOR-based rates described above. In addition, if there are borrowings under letters of credit or “swing line loans,” certain other rates and spreads will apply. We will also pay certain customary fees and expense reimbursements, including an unused fee equal to 0.50% of the unused balance of the credit facility if usage is less than 50% of the capacity and 0.35% if usage is greater than 50%.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2011, specifically our obligations under long-term debt agreements, and operating and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)	Total	2011	2012-2013	2014-2015	Thereafter

Principal payments(2)	$255,729	$2,179	$142,304	$3,347	$107,899
Interest payments—fixed rate debt	$67,321	$7,203	$27,204	$14,018	$18,896
Obligations under ground leases	$5,133	$110	$225	$230	$4,568
Total	$328,183	$9,492	$169,733	$17,595	$131,363

(1)                                  From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)                                  The terms of the Anglo Irish Master Loan agreement also stipulate that a capital improvement escrow be funded monthly in an amount equal to the difference between the payments required under a 25-year amortizing loan and a 20-year amortizing loan.

Interest Rate Risk

ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The STAG Predecessor Group and the other entities that contributed to our formation did not designate the hedges at the time of inception and therefore, our existing investment in the interest rate swaps does not qualify as an effective hedge, and as such, changes in the swaps’ fair market values are being recorded in earnings.

As of June 30, 2011, we had approximately $141 million of mortgage debt subject to an interest rate swap with such interest rate swap having an approximate $(1.9) million net fair value. As this interest rate swap was entered into prior to the Offering and therefore prior to us reporting on a GAAP basis, it is designated as non-hedge instruments. As part of the Formation Transactions, we assumed and terminated an interest rate swap with a notional amount of $45.0 million with terms to receive LIBOR and pay 1.98%, and paid breakage fees of $0.3 million.  We also assumed an interest rate swap with a notional amount of $31.0 million with terms to receive LIBOR and pay 1.67%, and an expiration date of August 1, 2011, which was collateralized under our credit facility.  This swap has an approximate fair value of $(0.1) million, net.

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

Funds From Operations

We calculate Funds from Operations (“FFO”) before noncontrolling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO before noncontrolling interest for the period presented to net income (loss), the nearest GAAP equivalent (in thousands):

STAG Industrial, Inc. Period from April 20 to June 30, 2011

Net loss before noncontrolling interest	$(5,899)
Depreciation and amortization	6,446

Funds from operations	$547

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.  As of June 30, 2011, all of our debt is fixed rate or is subject to interest rate swaps.  As of June 30, 2011, the fair value of our interest rate swaps was $(1.9) million.

As of June 30, 2011, we had no indebtedness bearing interest at variable rates, which are not subject to interest rate swaps. To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On April 20, 2011, we completed the sale of 13,750,000 shares of common stock at the Offering price of $13.00 per share pursuant to a Registration Statement on Form S-11 (File No. 333-168368), as amended, that was declared effective by the SEC on April 8, 2011. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and UBS Securities LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters, which included RBC Capital Markets, LLC, Evercore Group L.L.C., Keefe, Bruyette & Woods, Inc. and RBS Securities Inc. We received net proceeds from the Offering of approximately $166.3 million, reflecting the gross proceeds of approximately $178.8 million, net of underwriting fees of approximately $12.5 million. We incurred formation transaction costs and offering expenses of $6.4 million.  In connection with the exercise of the underwriters’ overallotment option on May 13, 2011, we issued an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25.0 million in net proceeds after the underwriters’ discount and offering costs. All of the shares of common stock were sold by our company and there were no selling stockholders in the offering.

We contributed the net proceeds of the Offering to the Operating Partnership in exchange for common units and the Operating Partnership used the net proceeds, together with borrowings in the amount of approximately $11.0 million under our credit facility, as described below:

•                  approximately $162.2 million to repay certain outstanding indebtedness;

•                  approximately $1.6 million to repay expenditures associated with the retirement of indebtedness and direct costs related to the attainment of lender consents on existing indebtedness and direct costs associated with the credit facility;

•                  approximately $0.3 million to pay transfer taxes and fees associated with the contribution of our properties;

•                  approximately $0.9 million to terminate interest rate swaps due to the retirement of the mortgage debt;

•                  approximately $0.1 million to post as escrows for our mortgage debt; and

•                  approximately $5.8 million for general corporate needs and legal fees associated with the credit facility.

On May 17, 2011, we used proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility and retained the balance of $14 million for future acquisitions and general corporate needs.

This use of proceeds does not represent a material change from the use of proceeds described in our Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) of the Securities Act.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   [Removed and Reserved.]

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit Number	Description of Document

3.1 (1)	Articles of Amendment and Restatement of STAG Industrial, Inc.

3.2 (1)	Amended and Restated Bylaws of STAG Industrial, Inc.

10.1 (2)	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.

10.2 (1)	2011 Equity Incentive Plan

10.3 (1)	Form of LTIP Unit Agreement

10.4 (2)	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011

10.5 (2)	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011

10.6 (2)	Employment Agreement with Stephen C. Mecke, dated April 20, 2011

10.7 (2)	Employment Agreement with Kathryn Arnone, dated April 20, 2011

10.8 (2)	Employment Agreement with David G. King, dated April 20, 2011

10.9 (1)	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers

10.10 (2)	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.11 (2)	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.12 (2)	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.

10.13 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC

10.14 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC

10.15 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager, LLC

10.16 (2)	Fifth Modification to Senior Loan Agreement by and among affiliates of STAG Investments III, LLC and Anglo Irish Bank Corporation Limited

10.17 (2)

Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger

10.18 *	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut Life Insurance Company

10.19 *	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut Life Insurance Company

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*                                         Filed herewith.

(1)                                  Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-168368), filed with the Securities and Exchange Commission on July 29, 2010.

(2)                                  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: August 15, 2011	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1 (1)	Articles of Amendment and Restatement of STAG Industrial, Inc.

3.2 (1)	Amended and Restated Bylaws of STAG Industrial, Inc.

10.1 (2)	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.

10.2 (1)	2011 Equity Incentive Plan

10.3 (1)	Form of LTIP Unit Agreement

10.4 (2)	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011

10.5 (2)	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011

10.6 (2)	Employment Agreement with Stephen C. Mecke, dated April 20, 2011

10.7 (2)	Employment Agreement with Kathryn Arnone, dated April 20, 2011

10.8 (2)	Employment Agreement with David G. King, dated April 20, 2011

10.9 (1)	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers

10.10 (2)	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.11 (2)	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.12 (2)	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.

10.13 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC

10.14 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC

10.15 (2)	Services Agreement between STAG Industrial Management, LLC and STAG Manager, LLC

10.16 (2)	Fifth Modification to Senior Loan Agreement by and among affiliates of STAG Investments III, LLC and Anglo Irish Bank Corporation Limited

10.17 (2)

Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger

10.18 *	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut Life Insurance Company

10.19 *	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut Life Insurance Company

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*                                         Filed herewith.

(1)                                  Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-168368), filed with the Securities and Exchange Commission on July 29, 2010.

(2)                                  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.