Form 10-Q
period 2011-09-30
STAG Industrial, Inc.
filed 2011-11-10
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at November 10 2011
Common Stock ($0.01 par value)	15,901,560
Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000

STAG INDUSTRIAL, INC.

PART I.	Financial Information	1

Item 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheet as of September 30, 2011 for STAG Industrial, Inc. and Combined Balance Sheet for STAG Predecessor Group as of December 31, 2010	1

	Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Period from April 20, 2011 to September 30, 2011 and for the Three Months ended September 30, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011, and for the Three and Nine Months Ended September 30, 2010	2

	Consolidated and Combined Statements of Stockholders’ Equity for STAG Industrial, Inc. for the Period from April 20, 2011 to September 30, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and for the Nine Months Ended September 30, 2010	3

	Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Period from April 20, 2011 to September 30, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and the Combined Statements of Cash Flows for STAG Predecessor Group for the Nine months ended September 30, 2010	4

	Notes to Consolidated and Combined Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	Other Information	39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	[Removed and Reserved.]	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	SIGNATURE	42

PART I.  Financial Information

Item 1.  Financial Statements

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Balance Sheets

(unaudited, dollars in thousands, except share data)

	STAG Industrial, Inc.	STAG Predecessor Group
	September 30, 2011	December 31, 2010

Assets
Rental Property:
Land	$67,404	$25,086
Buildings	371,813	173,456
Tenant improvements	22,359	8,197
Building improvements	9,547	3,447
Less: accumulated depreciation	(26,820)	(19,261)
Total rental property, net	444,303	190,925
Cash and cash equivalents	11,988	1,567
Restricted cash	7,311	2,571
Tenant accounts receivable, net	4,808	3,725
Prepaid expenses and other assets	1,817	458
Deferred financing fees, net	2,578	118
Leasing commissions, net	923	133
Goodwill	4,923	—
Due from related parties	50	—
Deferred leasing intangibles, net	102,245	11,507
Total assets	$580,946	$211,004
Liabilities and Equity
Liabilities:
Mortgage notes payable	$291,128	$203,166
Notes payable to related party	—	4,384
Credit facility	17,500	—
Accounts payable, accrued expenses and other liabilities	6,003	2,680
Interest rate swaps	1,123	3,277
Tenant prepaid rent and security deposits	3,912	1,204
Dividends and distributions payable	6,159	—
Deferred leasing intangibles, net	2,045	976
Due to related parties	55	3,653
Total liabilities	$327,925	$219,340
Predecessor’s owners’ deficit	—	(8,336)
Common stock $0.01 par value, 100,000,000 shares authorized, 15,896,590 shares outstanding at September 30, 2011	159	—
Additional paid-in capital	181,364	—
Dividends in excess of earnings	(11,718)	—
Total stockholders’ equity and owner’s deficit	169,805	(8,336)
Noncontrolling interest	83,216	—
Total equity (deficit)	253,021	(8,336)
Total liabilities and equity	$580,946	$211,004

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(unaudited, dollars in thousands except per share data)

			STAG
	STAG	STAG	Industrial,	STAG	STAG
	Industrial,	Predecessor	Inc.	Predecessor	Predecessor
	Inc. Three months ended September 30 2011	Group Three months ended September 30 2010	Period from April 20, 2011 to September 30 2011	Group Period from January 1, 2011 to April 19 2011	Group Nine months ended September 30 2010
Revenue
Rental income	$15,282	$5,969	$25,007	$7,027	$18,543
Tenant recoveries	1,438	719	2,511	1,218	3,164
Other income	321	—	588	—	—
Total revenue	17,041	6,688	28,106	8,245	21,707
Expenses
Property	1,350	831	2,159	1,236	2,576
General and administrative	2,453	62	4,513	318	293
Real estate taxes and insurance	1,314	778	2,232	909	2,347
Asset management fees	—	152	—	179	449
Property acquisition costs	368	—	695	—	—
Depreciation and amortization	8,332	3,132	14,778	2,459	8,458
Total expenses	13,817	4,955	24,377	5,101	14,123
Other income (expense)
Interest income	6	2	15	1	4
Interest expense	(4,433)	(3,613)	(7,618)	(4,136)	(10,547)
Gain (loss) on interest rate swaps	770	(94)	1,270	762	(1,029)
Formation transaction costs	(61)	—	(3,789)	—	—
Offering costs	(78)	—	(78)	—	—
Total other income (expense)	(3,796)	(3,705)	(10,200)	(3,373)	(11,572)
Net loss	$(572)	$(1,972)	$(6,471)	$(229)	$(3,988)
Net loss attributable to noncontrolling interest	$(188)		$(2,155)
Net loss attributable to the Company	$(384)		$(4,316)
Weighted average common shares outstanding — basic and diluted	15,815,282		15,524,807
Loss per share — basic and diluted	$(0.02)		$(0.28)
Dividends declared per common share	$0.2600		0.4657

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders’ Equity

(unaudited, dollars in thousands)

							Noncontrolling
							Interest — Unit
			Additional	Dividends		Total	holders in
	Common Shares		Paid in	in excess of	Predecessor’s	Stockholder’s	Operating
	Shares	Amount	Capital	Earnings	Owner’s Deficit	Equity	Partnership	Total Equity
Period from January 1, 2011 to April 19, 2011 (STAG Predecessor Group)

Balance, December 31, 2010	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	4,420	4,420	—	4,420
Distributions	—	—	—	—	(9,900)	(9,900)	—	(9,900)
Net loss	—	—	—	—	(229)	(229)	—	(229)
Balance, April 19, 2011	—	$—	$—	$—	$(14,045)	$(14,045)	$—	$(14,045)

Period from April 20, 2011 to September 30, 2011 (STAG Industrial Inc.)

Balance, April 20, 2011	110	—	2	—	(14,045)	(14,043)	—	(14,043)
Proceeds from sale of common stock	15,812,500	158	205,405	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	(110)	—	(2)	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—	—	95,670	95,670
Exchange of owners’ equity for units	—	—	—	—	14,045	14,045	(14,045)	—
Offering costs	—	—	(17,042)	—	—	(17,042)	—	(17,042)
Issuance of restricted stock	80,809	1	(1)	—	—	—	—	—
Issuance of common stock	3,281	—	—	—		—		—
Dividends and distributions	—	—		(7,402)	—	(7,402)	(3,628)	(11,030)
Stock-based compensation	—	—	142	—	—	142	234	376
Rebalancing of noncontrolling interest	—	—	(7,140)	—	—	(7,140)	7,140	—
Net loss	—	—	—	(4,316)	—	(4,316)	(2,155)	(6,471)
Balance, September 30, 2011	15,896,590	$159	$181,364	$(11,718)	$—	$169,805	$83,216	$253,021

Nine Months ended September 30, 2010 (STAG Predecessor Group)
Balance, December 31, 2009	—	$—	$—	$—	$(1,521)	$(1,521)	$—	$(1,521)
Distributions	—	—	—	—	(3,062)	(3,062)	—	(3,062)
Net loss	—	—	—	—	(3,988)	(3,988)	—	(3,988)
Balance, September 30, 2010	—	$—	$—	$—	$(8,571)	$(8,571)	$—	$(8,571)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(unaudited, dollars in thousands)

		STAG	STAG
		Predecessor	Predecessor
	Stag Industrial, Inc.	Group	Group
	(Period from April 20, 2011 to September 30, 2011)	(Period from January 1, 2011 to April 19, 2011)	(Nine months ended September 30, 2010)

Cash flows from operating activities:
Net loss	$(6,471)	$(229)	$(3,988)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,778	2,459	8,458
Amortization of deferred financing costs	538	31	89
Intangible amortization in rental income	1,714	(2)	86
Tenant straight line receivable, net	(821)	(16)	—
(Gain) loss on interest rate swaps	(1,270)	(762)	1,029
Stock-based compensation expense	376	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(126)	88	(346)
Leasing commissions, net	(819)	(24)	(134)
Restricted cash	(551)	—	—
Prepaid expenses and other assets	(56)	(87)	39
Accounts payable, accrued expenses and other liabilities	1,902	106	(522)
Tenant prepaid rent and security deposits	1,217	169	(738)
Due to related parties	55	767	2,922
Due from related parties	91	(141)	28
Total adjustments	17,028	2,588	10,911
Net cash provided by operating activities	10,557	2,359	6,923
Cash flows from investing activities:
Additions of land and building improvements	(49,340)	(39)	(1,258)
Restricted cash	(1,834)	(542)	(302)
Cash paid for contributed assets, net	(425)	—	—
Cash paid for deal deposits, net	(2,159)	—	—
Additions to lease intangibles	(18,266)	—	—
Net cash used in investing activities	(72,024)	(581)	(1,560)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	205,563	—	—
Offering costs related to issuance of common stock	(17,042)	—	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	(2)	—	—
Proceeds from notes payable to related parties	—	789	—
Repayment of notes payable to related parties	(10,366)	—	—
Proceeds from secured corporate credit facility	28,500	—	—
Repayment of secured corporate credit facility	(11,000)	—	—
Proceeds from mortgage notes payable	40,438	—	(3,417)
Repayment of mortgage notes payable	(154,119)	(1,180)	—
Termination of interest rate swap contracts	(894)	—	—
Payment of deferred financing fees	(3,029)	—	—
Dividends and distributions	(4,871)	(2,679)	(3,062)
Net cash provided by (used in) financing activities	73,178	(3,070)	(6,479)
Increase (decrease) in cash and cash equivalents	11,711	(1,292)	(1,116)
Cash and cash equivalents—beginning of period	277	1,567	2,773
Cash and cash equivalents—end of period	$11,988	$275	$1,657

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

1.             Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a Maryland corporation formed on July 21, 2010 that did not have any operating activity until the consummation of its initial public offering of common stock (the “Offering”) and the related formation transactions (the “Formation Transactions”) on April 20, 2011.  The Company is the majority owner of the STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 21, 2009. STAG Industrial GP, LLC, which was formed as a Delaware limited liability company on December 21, 2009, is a wholly owned subsidiary of the Company and is the sole general partner of the Operating Partnership. As of September 30, 2011, the Company owned 67.11% of the Operating Partnership.  The Company is engaged in the business of acquiring, owning, leasing and managing of real estate, consisting primarily of industrial properties located throughout the United States.  As of September 30, 2011, the Company owned 99 properties in 26 states with approximately 15.9 million rentable square feet, consisting of 52 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties.  The Company’s properties were 92.2% leased to 83 tenants as of September 30, 2011.  As used herein, “the Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

The Company’s “predecessor” for accounting purposes is STAG Predecessor Group (or “Predecessor”), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC (a Participant, as hereafter defined) prior to the Offering.  STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States.  The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor’s financial information; the financial information contained in this report for any time period from April 20, 2011 through September 30, 2011 is the Company’s financial information.

The Company filed a prospectus dated April 15, 2011 with the Securities and Exchange Commission (“SEC”) on April 18, 2011.  On April 20, 2011, concurrent with the Offering of the common stock of the Company, the members of limited liability companies affiliated with the Company (collectively, the “Participants”) that held direct or indirect interests in their real estate properties elected to take limited partnership units in the Operating Partnership (“common units”) in exchange for the contribution of their properties to the Company. The Formation Transactions were designed to (i) continue the operations of Predecessor, (ii) enable the Company to raise the necessary capital to acquire certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

The operations of the Company are carried on primarily through the Operating Partnership. The Company intends to elect the status of and qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the 2011 tax year. The Company is fully integrated, self-administered, and self-managed.

On April 20, 2011, in connection with the Offering, the following Formation Transactions were completed:

•                  The Company issued 13,750,000 shares of its common stock for $13.00 per share.

•                  The Company acquired certain assets and related debt of STAG Predecessor Group and of the Participants.  In exchange for such assets and related debt, STAG Predecessor Group and the Participants were issued a total of 7,590,000 common units of the Operating Partnership, with an aggregate value of approximately $98.7 million.

•                  The Company closed a loan agreement for a secured corporate revolving credit facility (the “credit facility”) of up to $100 million with Bank of America, N.A. as administrative agent and Merrill Lynch,

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Pierce, Fenner & Smith Incorporated as lead arranger.  The credit facility has an accordion feature that allows the Company to request an increase in the total commitments of up to $100 million to $200 million under certain circumstances.

•                  The net proceeds of the Offering, together with borrowings in the amount of approximately $11.0 million under the credit facility, repaid approximately $164.7 million in certain outstanding indebtedness (including $2.5 million of direct costs associated with the obtaining and retiring of indebtedness and the termination of interest rate swaps) and $0.3 million to pay transfer taxes and other fees.

The Company received net proceeds from the Offering of approximately $166.3 million, reflecting the gross proceeds of approximately $178.8 million, net of underwriting fees of approximately $12.5 million. The Company incurred formation transaction costs and offering costs of $6.4 million of which $3.8 million is expensed and the remaining $2.6 million was deducted from the gross proceeds of the Offering.  In connection with the exercise of the underwriters’ overallotment option, on May 13, 2011, the Company issued an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25.0 million in net proceeds after the underwriters’ discount and offering costs.  All of the shares of common stock were sold by the Company and there were no selling stockholders in the Offering.  On May 17, 2011, the Company used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility and retained the balance for future acquisitions and other general corporate needs.

2.             Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the audited financial statements as of December 31, 2010 of the STAG Predecessor Group and related notes thereto included in the Company’s prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest. The combined financial statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest.  All significant intercompany balances and transactions have been eliminated in the combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the consolidated historical financial statements of the transferred collection of real estate entities and holdings, upon the initial public offering.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The financial statements for the period from April 20, 2011 through September 30, 2011 include the financial information of the Company, the Operating Partnership and their subsidiaries. Where the “Company” is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such period relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Consolidated and Combined Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. (Period from April 20, 2011 to September 30, 2011)	STAG Predecessor Group (Period from January 1, 2011 to April 19, 2011)		STAG Predecessor Group (Nine months ended September 30, 2010)

Supplemental cash flow information
Cash paid for interest	$7,026		$2,433		$7,891
Supplemental schedule of noncash investing and financing activities
Acquisition of tangible assets	$(211,501)		$—		$—
Acquisition of goodwill upon Formation Transactions	$4,923		$—		$—
Acquisition of intangible assets upon Formation Transactions	$(83,442)		$—		$—
Assumption of mortgage notes payable	$(197,723)		$—		$—
Fair market value adjustment to mortgage notes payable acquired	$(350)		$—		$—
Assumption of related party notes payable upon Formation Transactions	$(4,466)		$—		$—
Acquisition of intangible liabilities upon Formation Transactions	$(1,066)		$—		$—
Acquisition of interest rate swaps upon Formation Transactions	$(420)		$—		$—
Acquisition of other liabilities upon Formation Transactions	$(171)		$—		$—
Issuance of units for acquisition of net assets upon Formation Transactions	$95,670		$—		$—
Disposition of accrued lender fees upon Formation Transactions	$—		$4,420		$—
Assumption of bridge loan for Option Properties upon Formation Transactions	$—		$(4,750)		$—
Assumption of note payable to related party for Option Properties upon Formation Transactions	$—		$(727)		$—
Assumption of interest rate swaps to related party for Option Properties upon Formation Transactions	$—		$(352)		$—
Additions of land and building improvement included in accounts payable, accrued expenses, and other liabilities	$420		$—		$—
Dividends declared but not paid	$6,159	$		$
Accrued distribution upon Formation Transactions	$—		$(1,392)		$—

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

(unaudited)

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

The Company accounts for all acquisitions in accordance with ASC 805, Business Combinations, (formerly known as SFAS No. 141(R)).  Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

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

In determining the fair value of the debt assumed, the Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate.  The associated discount or premium is amortized through interest expense over the life of the debt.

Tenant Accounts Receivable, net

The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. As of September 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of September 30, 2011 and December 31, 2010, the Company had accrued rental revenue of $4.0 million and $3.3

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

million, respectively, which is reflected in tenant accounts receivable, net on the accompanying balance sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of September 30, 2011 and December 31, 2010, the Company had an allowance on accrued rental revenue of $0.1 million and $0.3 million, respectively.

As of September 30, 2011 and December 31, 2010, the Company had a total of approximately $3.6 million and $2.2 million, respectively, of total lease security deposits available in existing letters of credit; and $1.4 million and $0.6 million, respectively, of lease security deposits available in cash.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which allowed for companies to take a qualitative approach to considering whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test.  While the new guidance is not effective until fiscal years beginning after December 15, 2011, companies were permitted to early adopt the provisions.  The Company intends to early adopt the provisions and will take a qualitative approach on its impairment analysis at December 31, 2011 by analyzing changes in key performance metrics as compared to the initial purchase price allocation at the Formation Transactions.  No impairment charge was recognized for periods presented.

Derivative Financial Instruments and Hedging Activities

The Company accounts for its interest rate swaps in accordance with ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133).  The Company has not designated the interest rate swaps as hedge instruments for accounting purposes. Accordingly, the Company recognizes the fair value of the interest rate swaps as an asset or liability on the consolidated balance sheets with the changes in fair value recognized in the consolidated statements of operations.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses and mortgage notes payable. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company’s debt. The carrying value of notes payable to related parties approximates fair value. See Note 6 for the fair values of the Company’s interest rate swaps.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Offering Costs

In connection with the Offering, certain Company affiliates incurred legal, accounting, and related costs, which were reimbursed by the Company upon the consummation of the Offering. Such costs were deducted from the gross proceeds of the Offering.  Indirect costs associated with equity offerings are expensed as incurred.

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

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not assured.  On July 8, 2011, the Company entered into a partial lease termination agreement with the tenant of two facilities, one located in Youngstown, OH and the other in Bardstown, KY.  The agreement provided that the Youngstown lease terminated effective July 31, 2011 and required the tenant to pay a termination fee of $2.0 million.  Of the termination fee paid, $0.2 million was a replenishment of a security deposit at the Bardstown, KY property, $45 thousand was applied to the outstanding accounts receivable, and the remaining amount of approximately $1.8 million was recognized as termination income and is included in rental income during the three months ended September 30, 2011.

The Company earns revenues from asset management fees, which are included in its statements of operations in other income.  The Company recognizes revenues from asset management fees when the related fees are earned and are realized or realizable.

Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $0.5 million for the period January 1, 2011 to April 19, 2011, $2.4 million for the period April 20, 2011 to September 30, 2011 and $1.4 million for the three months ended September 30, 2011.  The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, and certain other expenses.

Incentive and Stock-Based Employee Compensation Plans

The Company grants stock-based compensation awards to its employees and directors typically in the form of restricted shares of common stock, long-term incentive plan units in the Operating Partnership (“LTIP units”) and other performance based plans.  See Note 7 for further discussion of restricted shares of common stock.  See Note 8 for further discussion of LTIP units.  The Company accounts for its stock-based employee compensation in accordance with ASC 718, Compensation — Stock Compensation (formerly known as FASB No. 123(R)).  The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.

On September 20, 2011, the compensation committee of the Company’s board of directors approved the 2011 Outperformance Program (the “OPP”) under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) to

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company. The OPP utilizes total stockholder return over a three-year measurement period as the performance measurement.

Recipients of awards under the OPP will share in an outperformance pool if the Company’s total stockholder return, including both share appreciation and dividends, exceeds an absolute hurdle over a three-year measurement period from September 20, 2011 to September 20, 2014 (the “measurement period”), based on a beginning value of $12.50 per share of the Company’s common stock as well as a relative hurdle based on the MSCI US REIT Index. The aggregate reward that all recipients collectively can earn, as measured by the outperformance pool, is capped at $10.0 million.

Provided the Company’s increase in cumulative absolute total stockholder return over the three-year measurement period is equal to or greater than 25% (the “threshold percentage”), the outperformance pool will consist of 10% of the excess total stockholder return above a relative total stockholder return hurdle. The hurdle is equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period. No awards will be granted under the OPP if the Company’s absolute total stockholder return is below the threshold percentage. If the Company’s total stockholder return is equal to or in excess of the threshold percentage and greater than the relative total stockholder return hurdle, then the award recipients will be entitled to the payments described below.

Each participant’s award under the OPP is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and relative total stockholder return thresholds are achieved at the end of the measurement period, the outperformance pool will be calculated and then allocated among the award recipients in accordance with each individual’s percentage. The award will be paid in the form of fully vested shares of the Company’s common stock, unless the compensation committee elects, with the award recipient’s consent, to issue the award recipient other securities or to make a cash payment to the award recipient equal to the award recipient’s share of the outperformance pool. The number of shares of common stock earned by each award recipient will be determined at the end of the measurement period by dividing the recipient’s share of the outperformance pool by the closing price of the Company’s common stock on the valuation date.  On September 26, 2011, the compensation committee awarded 100% of the interests in the OPP to key employees of the Company.

The OPP awards were valued at approximately $1.2 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.  The fair value of the OPP awards was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 55% and 59.3%, respectively, and a risk free rate of 0.3423%.  The expense associated with the value of the OPP awards will be amortized on a straight-line basis over the measurement period.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Income Taxes

Prior to the Offering, the Predecessor was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2011. To qualify as a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company’s taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.

The Company currently has no liabilities for uncertain tax positions.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Operating Partnership, by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution that could occur from shares issuable in connection with awards under incentive and stock-based compensation plans and conversion of the noncontrolling interests in the Operating Partnership.

Segment Reporting

The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting segment.

3.             Acquisitions

As part of the Formation Transactions, STAG Investments IV, LLC and STAG GI Investments, LLC (which are certain of the Participants and are referred to as part of the “STAG Contribution Group” in the Company’s prospectus and this report) contributed 100% of their real estate entities and operations in exchange for 7.3 million common units in the Operating Partnership valued at $13.00 per common unit.  The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to in the aggregate as the “Management Company” in the Company’s prospectus and this report), contributed 100% of those entities’ assets and liabilities in exchange for 38,621 common units in the Operating Partnership valued at $13.00 per common unit.  The contribution of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.  STAG Predecessor Group, which includes the entity that is considered the Company’s accounting

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

acquirer, is part of the Company’s predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company’s management. Using information available at the time the acquisition closed, the Company allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

As part of the Offering and the Formation Transactions, the Company incurred $17 million of offering costs, which are included as a reduction of additional paid-in capital on the consolidated balance sheet.  The Company also incurred $3.8 million of transaction costs associated with the Formation Transactions, which are included in formation transaction costs on the consolidated statements of operations.

On May 26, 2011, the Company acquired an approximately 231,000 square foot manufacturing and distribution facility located in Lansing, Michigan.  The facility is 100% leased to JCIM, LLC (“JCIM”), a subsidiary of the publicly traded company, Johnson Controls, Inc. (NYSE: JCI). The purchase price of the JCIM acquisition was approximately $14.1 million, excluding closing costs of approximately $0.2 million, which are included in property acquisition costs on the consolidated statements of operations. The purchase was funded using cash on hand and approximately $9.1 million of debt under the Company’s CIGNA-2 facility (as defined in Note 5).

On June 30, 2011, the Company acquired an approximately 101,500 square foot manufacturing and distribution facility located in Fort Worth, Texas.  The facility is 100% leased to Ecolab, Inc. (“Ecolab”), a public company (NYSE: ECL) that engages in the development, manufacture, sale, and service of products that clean, sanitize, and promote food safety and infection prevention. The purchase price of the Ecolab acquisition was approximately $3.6 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statements of operations. The purchase was funded using cash on hand and approximately $2.4 million of debt under the Company’s CIGNA-2 facility (as defined in Note 5).

On July 19, 2011, the Company acquired an approximately 420,690 square foot manufacturing and distribution facility located in Portland, Oregon.  The facility is 52% leased to Unisource Worldwide, Inc., and 48% leased to Benson Industries, LLC (“Unisource-Benson”).  The purchase price of the acquisition was approximately $14.3 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statements of operations.  The purchase was funded using cash on hand and proceeds from the credit facility.  Subsequent to the acquisition date, on July 26, 2011, the Company drew on the CIGNA-2 facility (as defined in Note 5) in the amount of $9.6 million.

On July 28, 2011, the Company acquired an approximately 305,550 square foot manufacturing and distribution facility located in Hazelwood, Missouri.  The facility is 100% leased to Cott Beverages, Inc. (“Cott Beverages”).  The purchase price of the acquisition was approximately $10.7 million, excluding closing costs of approximately $0.071 million, which are included in property acquisition costs on the consolidated statements of operations.  The purchase was funded by assuming existing debt of approximately $7.2 million (see Note 5 for further details) and by using cash on hand.

On August 4, 2011, the Company acquired an approximately 200,000 square foot warehouse and distribution facility located in Norton, Massachusetts.  The facility is 100% leased to Plantation Products LLC (“Plantation Products”).  The purchase price of the acquisition was approximately $11.0 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statements of operations.  The purchase was funded using cash on hand and approximately $6.2 million of debt (see Note 5 for further details).

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

On September 2, 2011, the Company acquired an approximately 226,256 square foot warehouse and distribution facility located in Conyers, Georgia.  The facility is 100% leased to Diversitech Corporation (“Diversitech”).  The purchase price of the acquisition was approximately $6.4 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statements of operations.  The purchase was funded using cash on hand and approximately $4.1 million of debt under the Company’s CIGNA-2 facility (as defined in Note 5).

On September 22, 2011, the Company acquired two warehouse and distribution facilities located in Louisville, Kentucky, which together have a total of  497,820 square feet.  The facilities are 100% leased to Exel, Inc. (“Exel”).  The purchase price of the acquisition was approximately $14.7 million, excluding closing costs of approximately $0.1 million, which are included in property acquisition costs on the consolidated statements of operations.  The purchase was funded using cash on hand and approximately $9.3 million of debt under the Company’s CIGNA-3 facility (as defined in Note 5).

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, the Company allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed.

As of September 30, 2011, the Company had approximately $4.9 million of goodwill.  Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The following table summarizes the allocation of the consideration paid for the acquired assets and liabilities in connection with the Formation Transactions and the acquisitions of manufacturing and distribution facilities (in thousands) at the date of acquisition:

	Formation Transactions (1)	JCIM	Ecolab	Unisource-Benson	Cott Beverages	Plantation Products	Diversitech	Exel	Total	Weighted Average Amortization Period (years) Lease Intangibles

Land	$33,506	$501	$389	$1,730	$1,382	$2,839	$969	$1,003	$42,319	N/A
Buildings and improvements	159,815	7,705	2,766	8,534	5,030	6,106	3,993	9,206	203,155	N/A
Tenant improvements	10,795	458	199	206	784	635	150	676	13,903	N/A
Cash and escrow for capital additions	—	—	—	—	—	—	80	1,320	1,400	N/A
Above market rents	22,881	2,543	—	625	1,624	—	82	—	27,755	7.7
Below market rents	(1,066)	—	(90)	—	—	(207)	—	(189)	(1,552)	7.6
In place lease intangibles	35,565	2,376	248	2,234	1,552	1,246	771	1,767	45,759	6.5
Customer relationships	24,996	521	88	971	512	381	340	867	28,676	8.1
Other liabilities	(171)	—	—	—	—	—	—	—	(171)	N/A
Interest rate swaps	(420)	—	—	—	—	—	—	—	(420)	N/A
Goodwill	4,923	—	—	—	—	—	—	—	4,923	N/A
Above/below market assumed debt adjustment	(141)	—	—	—	(209)	—	—	—	(350)	N/A
Total aggregate purchase price	290,683	14,104	3,600	14,300	10,675	11,000	6,385	14,650	365,397
Less: Long-term liabilities assumed	(195,013)	—	—	—	(7,176)	—	—	—	(202,189)
Net assets acquired	$95,670	$14,104	$3,600	$14,300	$3,499	$11,000	$6,385	$14,650	$163,208

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

(1)          Net assets acquired represent a non-cash transaction, which is provided in detail above as supplemental cash flow information.

The Company has included the results of operations for each of these acquired properties in its consolidated statements of operations from the date of acquisition. For the period April 20, 2011 to September 30, 2011, the acquired entities contributed $13.8 million to total revenue and $2.1 million to net loss (including property acquisition costs of $0.6 million related to the JCIM, Ecolab, Unisource-Benson, Cott Beverages, Plantation Products, Diversitech, and Exel acquisitions).

The accompanying unaudited pro forma information for the nine months ended September 30, 2011 and 2010 is presented as if the Formation Transactions and the acquisitions of the properties had occurred at January 1, 2010.  The pro forma amounts for the properties identified by footnote (1) within the table below reflect the results of operations had the properties been acquired as of the first day of the period presented through and including the date prior to the respective acquisition date.  This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Nine Months Ended September 30, 2011
	(in thousands, except share data)
Pro Forma	Company	JCIM (1)	Unisource- Benson (1)	Cott Beverages (1)	Exel (1)	Other (1) (2)	Total
Total revenue	$45,483	$453	$1,006	$860	$1,092	$1,274	$50,168
Net income (loss)	(3,411)	65	14	148	212	296	(2,676)
Net income (loss) attributable to the Company	$(2,275)	$43	$9	$99	$141	$197	$(1,786)
Weighted average shares outstanding							15,524,807
Net loss per share attributable to the Company							$(0.12)

	Nine Months Ended September 30, 2010
	(in thousands, except share data)
Pro Forma	Company	JCIM	Unisource- Benson	Cott Beverages	Exel	Other (2)	Total
Total revenue	$44,970	$1,052	$1,388	$960	$1,117	$1,600	$51,087
Net income (loss)	(7,745)	331	23	50	212	392	(6,737)
Net income (loss) attributable to the Company	$(5,166)	$221	$15	$33	$141	$262	$(4,494)
Weighted average shares outstanding							15,524,807
Net loss per share attributable to the Company							$(0.29)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

(1)          Pro forma amounts reflect the results of operations had JCIM, Ecolab, Unisource-Benson, Cott Beverages, Plantation Products, Diversitech, and Exel been acquired as of the first day of the period presented through and including the date prior to acquisition or May 25, 2011, June 29, 2011, July 18, 2011, July 27, 2011 August 3, 2011, September 1, 2011, and September 21, 2011, respectively. Actual results from and including the date of acquisition through September 30, 2011 are included within the pro forma results of STAG Industrial, Inc. within the table above.

(2)          Amounts in this column reflect the results of operations for Ecolab, Plantation Products, and Diversitech.  Each of these properties was considered individually insignificant and therefore presented combined.

4.                                      Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
In-place leases	$47,322	$11,594
Less: Accumulated amortization	(10,982)	(6,363)
In-place leases, net	36,340	5,231
Above market leases	30,461	2,705
Less: Accumulated amortization	(3,545)	(1,354)
Above market leases, net	26,916	1,351
Tenant relationships	31,721	3,285
Less: Accumulated amortization	(3,518)	(1,454)
Tenant relationships, net	28,203	1,831
Leasing commissions	14,182	5,492
Less: Accumulated amortization	(3,396)	(2,398)
Leasing commissions, net	10,786	3,094
Total deferred leasing intangibles, net	$102,245	$11,507

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Below market leases	$3,954	$2,656
Less: Accumulated amortization	(1,909)	(1,680)
Total deferred leasing intangibles, net	$2,045	$976

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $4.8 million for the three months ended September 30, 2011, $0.7 million for the period January 1, 2011 to April 19, 2011, and $8.5 million for the period April 20, 2011 to September 30, 2011, and $1.4 million and $3.6 million for the three and nine months ended September 30, 2010, respectively. Rental income increased (decreased) by ($0.8) million for the three months ended September 30, 2011, $2 thousand for the period January 1, 2011 to April 19, 2011, and $(1.7) million for the period April 20, 2011 to September 30, 2011, related to net amortization of above (below) market leases, respectively, and ($0.1) million and ($0.1) million for the three and nine months ended September 30, 2010, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

	Estimated Net Amortization of In-Place Leases and Tenant Relationships	Net Decrease (Increase) to Rental Revenue Related to Above and Below Market Leases
Remainder of 2011	$4,203	$996
2012	15,018	3,892
2013	12,050	3,786
2014	10,730	3,445
2015	8,767	3,238

5.                                      Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. A summary of the mortgage notes payable and credit facility as of September 30, 2011 and December 31, 2010 follows (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of September 30, 2011	Principal outstanding as of December 31, 2010	Current Maturity
Anglo Irish Master Loan - Variable Amount	N/A	$—	$10,954	N/A
Anglo Irish Master Loan - Fixed Amount	5.165%	140,073	157,815	Oct-31-2013
Anglo Irish Bridge Loan	N/A	—	34,397	N/A
CIGNA-1 Facility	6.50%	60,543	—	Feb-1-2018
CIGNA-2 Facility	5.75%	59,377	—	Feb-1-2018
CIGNA-3 Facility	5.88%	9,250	—	Sept-22-2019
CIBC, Inc. (4)	7.05%	8,417	—	Aug-1-2027
Credit Facility	Libor + 3.00%	17,500	—	Apr-20-2014
Union Fidelity Life Insurance Co. (2)	5.81%	7,306	—	Apr-30-2017
Webster Bank National Association (3)	4.22%	6,162	—	Aug-4-2016
		$308,628	$203,166

(1)          Current interest rate as of September 30, 2011.  At September 30, 2011 and December 31, 2010, the one-month LIBOR rate was 0.239% and 0.261%, respectively.

(2)          This loan was assumed at the acquisition of the Cott Beverages property and the principal outstanding includes an unamortized fair market value premium of $200 thousand as of September 30, 2011.

(3)          This loan was entered into at the acquisition of the Plantation Products property.

(4)          Principal outstanding includes an unamortized fair market value premium of $97 thousand as of September 30, 2011.

The Company is party to a master loan agreement with Anglo Irish Bank Corporation Limited (“Anglo Irish”). As of September 30, 2011 and December 31, 2010, the outstanding balance under this loan agreement was $140.1 million and $168.8 million, respectively.  As part of the Formation Transactions, the maturity date of the Anglo Irish master loan was extended from January 2012 to October 2013.  The Company made a partial pay down of the Anglo Irish master loan in the amount of $26.4 million in connection with the Formation Transactions.  The Company was also party to a bridge loan agreement with Anglo Irish.  As of September 30, 2011 and December 31, 2010, the outstanding balance under this bridge loan agreement was $0 and $34.4 million, respectively.  Upon the Formation Transactions, the bridge loan was paid off in its entirety including approximately $4.8 million of the bridge loan, which related to three vacant properties owned by STAG Investments III, LLC (“Fund III”) and not contributed to the Company  (the “Option Properties”) and which was assumed and paid in full with Offering proceeds.  Upon approval of the independent directors, the Company has the right to acquire any of the Option Properties individually at fair market value upon the satisfaction of certain lease up conditions.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Upon consummation of the Formation Transactions, the Company assumed the following debt:

•                  the acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”) with an outstanding balance of approximately $60.7 million and an interest rate of 6.50% per annum, scheduled to mature on February 1, 2018 (which had no remaining borrowing capacity);

•                  the acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”) with an outstanding balance of approximately $34.6 million and an interest rate of 5.75% per annum, scheduled to mature on February 1, 2018 (which had approximately $30.4 million in borrowing capacity remaining upon consummation of the Formation Transactions); and

•                  a loan from CIBC, Inc. with an outstanding balance of approximately $8.5 million and an interest rate of 7.05% per annum, scheduled to mature on August 1, 2027. The interest rate increases to the greater of 9.05% and the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity but is prepayable at par from May 1, 2012 through and including August 1, 2012.

Concurrent with the Formation Transactions, borrowings in the amount of approximately $11.0 million were drawn under the credit facility and subsequently paid down during the period ended June 30, 2011.

Pursuant to the provisions of ASC 805, the assumed notes were recorded at fair value.  The carrying values of all debt assumed concurrent with the Formation Transactions (for purposes of clarity, excluding Predecessor debt) approximated fair value with the exception of the note from CIBC, Inc. for which a fair value premium of approximately $0.1 million was recorded.

The credit facility is secured by, among other things, 19 mortgages granted by various indirect subsidiaries of the Operating Partnership. The credit facility has an accordion feature that allows the Company to request an increase in the total commitments of up to $100 million to $200 million.  The interest rate on the credit facility varies depending upon the Company’s consolidated debt to total asset value ratio.  As of September 30, 2011 the interest rate for the credit facility was LIBOR plus 3.00%.  Subsequent to September 30, 2011, the interest rate was reduced to LIBOR plus 2.50%.  The Company currently pays an unused commitment fee equal to 0.50% of the unused portion of the credit facility.  During the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011, the Company incurred $0.1 million and $0.2 million in unused fees, respectively, which are included in interest expense on the consolidated statements of operations.  The Company incurred $1.8 million of costs related to the credit facility, which is included in deferred financing fees, net on the consolidated balance sheet.  At September 30, 2011 the outstanding balance on the credit facility was $17.5 million.  The credit facility was utilized to fund the acquisitions of properties and general corporate purposes.

On May 26, 2011, June 30, 2011, July 26, 2011 and September 2, 2011 the Company borrowed against the CIGNA-2 facility in the amounts of $9.1 million, $2.4 million, $9.6 million and $4.1 million for the purchases of the JCIM, Ecolab, Unisource-Benson and Diversitech properties, respectively, discussed in Note 3, leaving a remaining borrowing capacity of approximately $5.6 million as of September 30, 2011.

On July 8, 2011, the Company entered into a $65.0 million acquisition loan facility with CIGNA (“CIGNA-3 facility”).  The CIGNA-3 facility has an interest rate of 5.88% and is scheduled to mature in September 2019.  The CIGNA-3 facility has a remaining borrowing capacity of approximately $55.7 million as of September 30, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

On July 28, 2011, the Company assumed debt with Union Fidelity Life Insurance Co. in the amount of $7.2 million in connection with the acquisition of the Cott Beverages property.  The debt matures on April 30, 2017 and bears interest at 5.81%.  The debt is secured by the Cott Beverages property.  Pursuant to the provisions of ASC 805, the assumed debt was recorded at fair value and a fair value premium of approximately $0.2 million was recorded.

On August 4, 2011 in connection with the acquisition of the Plantation Products property, the Company entered into a loan agreement with Webster Bank, National Association (“Webster Bank”) in the amount of $6.2 million with an interest rate of 4.22%, scheduled to mature on August 4, 2016.  The loan is secured by the Plantation Products property.

The Anglo Irish master loan, Anglo Irish bridge loan, the CIGNA-1, CIGNA-2, and CIGNA-3 facilities, the CIBC loan, the credit facility, the Union Fidelity Life Insurance Co. loan and the Webster Bank loan are secured by the specific properties financed under the loans and a first priority collateral assignment of the specific leases and rents. The Anglo Irish master loan, CIGNA-1, CIGNA-2, and CIGNA-3 facilities, credit facility, and Webster Bank loan are subject to certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2011 and the Predecessor was in compliance with all financial covenants in all applicable loan facilities as of December 31, 2010.

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011		December 31, 2010
Carrying Amount	Fair Value	Carrying Amount	Fair Value
$308,628	$310,332	$203,166	$200,866

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

STAG Predecessor Group entered into an interest rate swap with a notional amount of $141.0 million to hedge against interest rate risk on its variable rate loan with Anglo Irish (“Anglo Irish Master Loan Swap”), which was part of the debt contributed to the Company.  The Anglo Irish Master Loan Swap will expire on January 31, 2012.  In connection with the Formation Transactions, the Company assumed and terminated an interest rate swap with Citizens Bank, N.A. with a notional amount of $45.0 million at a cost of $0.3 million.  The Company also assumed a swap with Bank of America, N.A. with a notional amount of $31.0 million and terms to receive LIBOR and pay 1.67%, which expired on August 1, 2011.  This swap was secured under the credit facility.  A summary of the fair value of the interest rate swap outstanding as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	Notional Amount September 30, 2011	Fair Value September 30, 2011	Fair Value December 31, 2010
Anglo Irish Master Loan Swap	$141,000	$(1,123)	$(3,277)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

The Company adopted the fair value measurement provisions for its interest rate swaps recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  As of September 30, 2011 and December 31, 2010, the Company applied the provisions of this standard to the valuation of its interest rate swap, which is the only financial instrument measured at fair value on a recurring basis.

The Company recognized gains relating to the change in fair market value of the interest rate swaps of $0.8 million, $0.8 million, and $1.3 million for three months ended September 30, 2011, the period January 1, 2011 to April 19, 2011, and the period April 20, 2011 to September 30, 2011, respectively.  The Company recognized losses relating to the change in fair market value of its interest rate swaps of $0.1 million and $1.0 million for the three and nine months ended September 30, 2010, respectively.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Market Measurements as of September 30, 2011 Using:
	September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(1,123)	—	$(1,123)	—

		Fair Market Measurements as of December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(3,277)	—	$(3,277)	—

7.                                      Stockholders’ Equity

Common Stock

At December 31, 2010, STAG Industrial, Inc. had 110 shares of common stock outstanding at a par value of $0.01.  Those shares were redeemed concurrently with the Formation Transactions.  On April 20, 2011, the Company completed the Offering of its common stock.  The Offering resulted in the sale of 13,750,000 shares of the Company’s common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. The Company incurred formation transaction costs and offering costs of $6.4 million of which $3.8 million is expensed and the remaining $2.6 million was deducted from the gross proceeds of the Offering.  On May 13, 2011, the underwriters of the Company’s

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

Offering exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $25.0 million in net proceeds after the underwriters’ discount and offering costs. The total gross proceeds to the Company from the Offering and the exercise of the overallotment option was approximately $205.6 million.  Total underwriters’ discounts, commissions and offering costs of $17.0 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheet of the Company. Total formation transaction costs incurred and paid were $3.8 million.

On July 15, 2011, the Company paid the second quarter dividend of $0.26 per share to all stockholders of record on June 30, 2011 pro-rated to $0.2057 per share for the portion of the quarter the Company was public.  On September 15, 2011, the Board of Directors declared, and the Company accrued, the third quarter dividend of $0.26 per share to all stockholders of record on September 30, 2011, which was subsequently paid on October 14, 2011.

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members and/or chairmen of various committees during 2011.  On July 15, 2011, the Company issued 3,281 shares of common stock with a fair value of $41 thousand based on the trailing 10 day average common stock price, for director’s compensation for their services for the period from April 20, 2011 to June 30, 2011.  On October 14, 2011, the Company issued 4,970 shares of common stock with a fair value of $0.1 million based on the trailing 10 day average common stock price, for director’s compensation for their services for the three months ended September 30, 2011.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01 per share.  At September 30, 2011, there were no shares of preferred stock issued or outstanding.  See Note 13 for details on the Series A Cumulative Redeemable Preferred Stock offering that occurred subsequent to September 30, 2011.

Restricted Stock-Based Compensation

Concurrently with the closing of the Offering, the Company made grants of restricted shares of its common stock to certain employees of the Company.  These awards were made pursuant to the 2011 Plan.  At such time, the Company granted to such employees a total of 80,809 restricted shares that are subject to time-based vesting with a fair value of $1.0 million.  The awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary of the date of grant.  Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

None of the restricted shares were vested as of September 30, 2011.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.1 million and $0.1 million in non-cash compensation expense for the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011, respectively.  The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011.  Unrecognized compensation expense for the remaining life of the awards was $0.9 million as of September 30, 2011. As of September 30, 2011, there were no forfeitures of restricted shares.

8.                                      Noncontrolling Interest

Noncontrolling Common Units

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. Noncontrolling interests consisted of 7,590,000 common units (the “noncontrolling

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

common units”) and LTIP units of 200,441, which in total represented approximately 32.89% of the ownership interests in the Operating Partnership at September 30, 2011.  The noncontrolling common units were issued at fair value at the time of the Formation Transactions for an issuance price of $13.00 per common unit. Common units and shares of the Company’s common stock have essentially the same economic characteristics in that common units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis.  All common units will receive the same quarterly distribution as the per share dividends on common stock.

Upon a material equity transaction in the Operating Partnership which results in an accretion of the member’s capital account to the economic value equivalent of the common units, LTIP units can be converted to common units.  As of September 30, 2011, none of the vested LTIP units met the aforementioned criteria.

The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statement of equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives.  Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the common unit.  All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

Concurrently with the closing of the Offering, the Company granted a total of 159,046 LTIP units to certain senior executive officers pursuant to the terms of their employment agreements. These awards were made pursuant to the 2011 Plan.  At such time, the Company also granted its non-employee, independent directors a total of 41,395 LTIP units pursuant to the 2011 Plan.

On April 20, 2011, a total of 200,441 LTIP units were granted to certain senior executives and non-employee, independent directors, which vest quarterly over five years, with the first vesting date having been June 30, 2011. As of September 30, 2011, there were no forfeitures of LTIP units.  The total fair value of the LTIP units was approximately $2.3 million at the date of grant, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 50% and a risk-free interest rate of 3.40%.  20,044 LTIP units were vested as of September 30, 2011.  The Company recognized $0.1 million and $0.2 million in non-cash compensation expense for the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011, respectively. The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011.  Unrecognized compensation expense was $2.1 million at September 30, 2011.

9.                                      Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method.  Non-vested restricted stock and LTIP units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.  During the period from April 20, 2011 to September 30, 2011, there were 80,809 and 180,397 unvested restricted stock shares and unvested LTIP units, respectively, that were considered participating securities, which were not dilutive.

For purposes of calculating basic and diluted earnings per share, the OPP awards are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earning per share calculation. For the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011, the absolute and relative return thresholds were not met and as a result the OPP awards have been excluded from the diluted earnings per share calculation.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011 (in thousands, except share data).

Company Three months ended September 30
2011
Numerator
Net loss attributable to the Company	$(384)

Denominator
Weighted average common shares outstanding — basic and diluted	15,815,282

Earnings per Common Share — Basic and Diluted	$(0.02)

Company Period from April 20, 2011 to September 30
2011
Numerator
Net loss attributable to the Company	$(4,316)

Denominator
Weighted average common shares outstanding — basic and diluted	15,524,807

Earnings per Common Share — Basic and Diluted	$(0.28)

Earnings per share is not presented for the periods January 1, 2011 to April 19, 2011, and the three and nine months ended September 30, 2010 as the Offering did not occur until April 20, 2011.

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

11.          Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for more than 7.6% of the Predecessor’s base rents for the period January 1, 2011 to April 19, 2011, and no tenant accounted for more than 4.8% of the Company’s base rents for the period April 20, 2011 to September 30, 2011.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.

12.          Related-Party Transactions

On January 31, 2009, STAG Predecessor Group entered into a $4.4 million loan agreement with NED Credit, Inc. (a related party). The note had an original maturity date of January 31, 2012 and was interest only through the maturity date, at which time all unpaid principal and interest was due. The borrowing rate was variable and calculated based on the applicable LIBOR rate plus 12.50%. The loan is classified as notes payable to related party on the consolidated and combined balance sheets.  In March 2011, the loan was increased by $0.8 million to $5.2 million.  The Company assumed approximately $0.6 million of the loan to NED Credit, Inc. related to the Option Properties in the Formation Transactions.  STAG Predecessor Group expensed $35 thousand and $0.2 million in interest expense related to this note payable for the periods April 1, 2011 to April 19, 2011 and January 1, 2011 to April 19, 2011, respectively, and expensed $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had $0 and $0.3 million, respectively, in accrued and unpaid interest expense which has been included in accounts payable, accrued expenses and other liabilities on the consolidated and combined balance sheets.   The principal balance and all accrued interest on this loan were paid in full with Offering proceeds on April 20, 2011.

As discussed in Note 5, approximately $4.8 million of the bridge loan related to the Option Properties was assumed and paid in full in the Formation Transactions.

On June 6, 2007, STAG Predecessor Group entered into a loan guarantee agreement with an affiliate of NED Credit Inc. The loan guarantee was for the Anglo Irish bridge loan dated August 11, 2006 and amended on June 6, 2007. STAG Predecessor Group agreed to pay the guarantor an annual fee for the guarantor’s provision of the guaranty in an amount equal to nine percent (9.0%) per annum of the outstanding balance of the bridge loan. STAG Predecessor Group expensed $0.9 million in such guarantee fees, which are included in interest expense on the consolidated and combined statements of operations, for the period January 1, 2011 to April 19, 2011, and  expensed $0.8 million and $2.4 million in such guarantee fees for the three and nine months ended September 30, 2010, respectively.   As of September 30, 2011 and December 31, 2010, the Company had $0 and $3.5 million, respectively, in accrued and unpaid bridge loan guarantee fees included as due to related parties on the consolidated and combined balance sheets.

Prior to the Offering, STAG Predecessor Group was obligated to pay asset management fees to the Management Company in consideration of the Management Company’s agreement that it provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $31 thousand and $0.2 million in such asset management fees for the periods April 1, 2011 to April 19, 2011 and January 1, 2011 to April 19, 2011, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had $0 and, $0.2 million, respectively, in accrued and unpaid asset management fees, which have been included in amounts due to related parties on the balance sheets.  Subsequent to the Formation Transactions, the Company will no longer incur asset management fees to the Management Company.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

As part of the Formation Transactions, the Company formed a new management company, STAG Industrial Management, LLC (the “Manager”), which is a subsidiary of the REIT.  The Manager is performing certain asset management services for STAG Investments II, LLC (“Fund II”), an affiliated private, fully-invested fund that owns 86 properties, with approximately 13.1 million rentable square feet.  The Manager is paid an annual asset management fee based on the equity investment in the Fund II assets, which will initially equal 0.94% of the equity investment and may increase up to 1.25% of the equity investment, to the extent assets are sold and the total remaining equity investment is reduced.  The Company recognized asset management fee income of $0.3 million and $0.6 million for the three months ended September 30, 2011 and the period April 20, 2011 to September 30, 2011, respectively, which is included in other income on the accompanying consolidated statements of operations.

While most of the real estate assets of Fund III comprise the assets of the STAG Predecessor Group, Fund III retained ownership of the Option Properties. The Manager has entered into a services agreement with Fund III pursuant to which it will manage the Option Properties for an annual fee of $30 thousand per property, and will provide the limited administrative services (including preparation of reports for the Fund III lender and investors, bookkeeping, tax and accounting services) that Fund III will require until its liquidation, for an annual fee of $20 thousand.

STAG Investments IV, LLC (“Fund IV”), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company.  The Manager has entered into a services agreement with Fund IV pursuant to which it will provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV will require until its liquidation for an annual fee of $20 thousand.

STAG GI Investments, LLC (“STAG GI”), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company.  As of the Offering, STAG GI ceased requiring administrative services.

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

The following non-recognized subsequent events are noted:

On October 14, 2011, the Company paid the third quarter dividend of $0.26 per share to all stockholders of record on September 30, 2011.

On October 14, 2011, the Company issued 4,970 shares of common stock with a fair value of $0.1 million based on the trailing 10 day average common stock price, for director’s compensation for their services for the three months ended September 30, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

On October 14, 2011, the Company acquired an approximately 383,000 square foot warehouse and distribution facility located in Gahanna, OH.  The facility is 100% leased to Arrow-Intechra, LLC. The purchase price of the acquisition was $7.7 million, with closing costs of approximately $0.1 million.  The purchase was funded by assuming existing debt of approximately $4.1 million and by using cash on hand.  Management has not finalized the acquisition accounting.

On October 17, 2011, the Company closed on an amendment to the credit facility to improve pricing by approximately 50 basis points, increase the borrowing capacity and create additional flexibility in the covenants by reducing the fixed charge coverage ratio and adjusting the maximum permitted distributions.  For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On October 25, 2011, Wells Fargo Bank, N.A. closed its purchase and assumption of the Anglo Irish master loan and the Anglo Irish Master Loan Swap.

On November 2, 2011, the Company sold  2,760,000 shares (including 360,000 shares pursuant to the underwriters’ overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), $0.01 par value per share in an underwritten public offering, at a price to the public of $25.00 per share for gross proceeds of $69.0 million.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 30, 2011. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding-up of the Company.

The outstanding shares of Series A Preferred Stock do not have any maturity date, and are not subject to mandatory redemption. The Company may not optionally redeem the shares of Series A Preferred Stock prior to November 2, 2016, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed in the prospectus dated October 26, 2011 for the Series A Preferred Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2010 and related notes thereto included in our prospectus dated October 26, 2011, filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships except where the context otherwise requires.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group, our “predecessor” for accounting purposes. The combined financial statements for the quarter ending September 30, 2011 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), our subsidiaries and STAG Predecessor Group. Where the “Company” is referenced in comparisons of financial results between the quarter ending September 30, 2011 and any quarter or period ended in 2010, the financial information for such quarter or period ended in 2010 relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by us, contains certain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital).  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and a variety of other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•                  the factors included in our Prospectus dated October 26, 2011, filed with the SEC on October 28, 2011 pursuant to Rule 424(b) under the Securities Act, including those set forth under the headings “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business;”

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

Overview

We are a self-administered and self-managed full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.  On April 20, 2011, we completed our initial public offering of 13,750,000 shares common stock (the “Offering”) and the related formation transactions (the “Formation Transactions”).  On May 13, 2011, the underwriters of the Offering exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share.  As of September 30, 2011, we owned 99 properties in 26 states with approximately 15.9 million rentable square feet, consisting of 52 warehouse/distribution properties, 26 manufacturing properties and 21 flex/office properties, and our properties were 92.2% leased to 83 tenants, with no single tenant accounting for more than 4.8% of our total annualized rent and no single industry accounting for more than 12.1% of our total annualized rent.

We target the acquisition of individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States with purchase prices ranging from $5.0 million to $25.0 million. We believe that, due to observed market inefficiencies, our focus on these properties will allow us to generate returns for our stockholders that are attractive in light of the associated risks, when compared to other real estate portfolios.

We were formed as a Maryland corporation on July 21, 2010 and the Operating Partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  Upon completion of the Offering and our Formation Transactions, we owned a 64.0% limited partnership interest in the Operating Partnership.  At September 30, 2011, we owned a 67.11% limited partnership interest in the Operating Partnership.  We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and generally are not subject to federal taxes on our income to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

This report represents an update to the more detailed and comprehensive disclosures included in our Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) under the Securities Act.  Accordingly, you should read the following discussion in conjunction with the information included in the Prospectus as well as the unaudited financial statements included elsewhere in this report.

Factors That May Influence Future Results of Operations

Outlook

The lack of speculative development generally across the country and specifically in our markets may improve occupancy levels and rental rates in our owned portfolio.  In addition, our acquisition activity is expected to enhance our overall financial performance.  The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive “spread investing” basis.

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of September 30, 2011, our properties were approximately 92.2% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of September 30, 2011, we had approximately 1.24 million rentable square feet of currently available space in our properties.  There are no leases in our portfolio scheduled to expire prior to December 31, 2011 and we have achieved an 88% retention rate for leases that were originally scheduled to expire in 2011.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group

Within the following Historical Results of Operations, the nine months ended September 30, 2011 consists of the STAG Predecessor Group’s operations for the period January 1, 2011 to April 19, 2011 and the Company’s operations for the period April 20, 2011 to September 30, 2011.  The three and nine months ended September 30, 2010 consists of STAG Predecessor Group’s operations.

Comparison of three months ended September 30, 2011 to the three months ended September 30, 2010

The following table summarizes our historical results of operations for the three months ended September 30, 2011 and 2010 (dollars in thousands).

	Three Months Ended
	September 30,
	2011	2010	Change	% Change

Revenue
Rental income	$15,282	$5,969	$9,313	156.0%
Tenant recoveries	1,438	719	719	100.0%
Other income	321	—	321	100.0%
Total revenue	17,041	6,688	10,353	154.8%
Expenses
Property	1,350	831	519	62.5%
General and administrative	2,453	62	2,391	3,856.0%
Real estate taxes and insurance	1,314	778	536	68.9%
Asset management fees	—	152	(152)	(100.0)%
Property acquisition costs	368	—	368	100.0%
Depreciation and amortization	8,332	3,132	5,200	166.0%
Total expenses	13,817	4,955	8,862	178.8%

Other income (expense)
Interest income	6	2	4	200.0%
Interest expense	(4,433)	(3,613)	(820)	22.7%
Gain (loss) on interest rate swaps	770	(94)	864	(919.1)%
Formation transactions costs	(61)	—	(61)	100.0%
Offering costs	(78)	—	(78)	100.0%
Total other income (expense)	(3,796)	(3,705)	(91)	2.5%
Net loss	$(572)	$(1,972)	$1,400	(71.0)%
Net loss attributable to noncontrolling interest	$(188)	$—	$(188)	100.0%
Net loss attributable to the Company	$(384)	$—	$(384)	100.0%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $10.4 million, or 155%, to $17.0 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010.  For the three months ended September 30, 2010, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional revenue from properties contributed to our Company as part of the Formation Transactions as well as the acquisition of eight properties since the Formation Transactions.  We also entered into a partial lease termination with a tenant and recognized approximately $1.8 million of termination income during the three months ended September 30, 2011.

Expenses

Total expenses increased by $8.9 million, or 179%, to $13.8 million for the three months ended September 30, 2011 compared to $5.0 million for the three months ended September 30, 2010.  For the three months ended September 30, 2010, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to our Company as part of the Formation Transactions and the acquisition of eight properties since the Formation Transactions, and $0.4 million of property acquisition costs related to the acquisition of six properties during the three months ended September 30, 2011.  General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the Formation Transactions.  Additionally, depreciation and amortization increased as a result of the properties acquired in the Formation Transactions and eight properties acquired since the Formation Transactions resulted in an increased asset base to depreciate.

Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain (loss) on interest rate swaps, formation transaction costs and offering costs.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.1 million, or 3%, to $3.8 million for the three months ended September 30, 2011 compared to $3.7 million for the three months ended September 30, 2010.  The increase was primarily attributable to an increase in interest expense related to draws on our  credit facility and debt obtained in connection with the acquisition of eight properties acquired since the Formation Transactions.  The increase was partially offset by an increase in gain on interest rate swaps of $0.8 million.

Net loss attributable to noncontrolling interest

We consolidate and are the majority owner of the Operating Partnership.  Net loss attributable to noncontrolling interest is an allocation of loss to the limited partners of the Operating Partnership.  There was no noncontrolling interest at September 30, 2010, resulting in an increase of $0.2 million to loss from noncontrolling interest.

Comparison of nine months ended September 30, 2011 to the nine months ended September 30, 2010

The following table summarizes our results of operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands).

	Nine Months Ended
	September 30,
	2011	2010	Change	% Change

Revenue
Rental income	$32,034	$18,543	$13,491	72.8%
Tenant recoveries	3,729	3,164	565	17.9%
Other income	588	—	588	100.0%
Total revenue	36,351	21,707	14,644	67.5%
Expenses
Property	3,395	2,576	819	31.8%
General and administrative	4,831	293	4,538	1,548.8%
Real estate taxes and insurance	3,141	2,347	794	33.8%
Asset management fees	179	449	(270)	(60.1)%
Property acquisition costs	695	—	695	100.0%
Depreciation and amortization	17,237	8,458	8,779	103.8%
Total expenses	29,478	14,123	15,355	108.7%

Other income (expense)
Interest income	16	4	12	300.0%
Interest expense	(11,754)	(10,547)	(1,207)	11.4%
Gain (loss) on interest rate swaps	2,032	(1,029)	3,061	(297.5)%
Formation transactions costs	(3,789)	—	(3,789)	100.0%
Offering Costs	(78)	—	(78)	100.0%
Total other income (expense)	(13,573)	(11,572)	(2,001)	17.3%
Net loss	$(6,700)	$(3,988)	$(2,712)	68.0%
Net loss attributable to noncontrolling interest	$(2,155)	$—	$(2,155)	100.0%
Net loss attributable to the Company	$(4,545)	$—	$(4,545)	100.0%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $14.6 million, or 68%, to $36.4 million for the nine months ended September 30, 2011 compared to $21.7 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional revenue from properties contributed to our Company as part of the Formation Transactions as well as the acquisitions of eight properties during the nine months ended September 30, 2011.  We also entered into a partial lease termination with a tenant and recognized approximately $1.8 million of termination income during the nine months ended September 30, 2011.  The increase was partially offset by to terminated or expired leases at two of our properties prior to the nine months ended September 30, 2011.

Expenses

Total expenses increased by $15.4 million, or 109%, to $29.5 million for the nine months ended September 30, 2011 compared to $14.1 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional expense from properties contributed to our Company as part of the Formation Transactions as well as the acquisitions of eight properties during the nine months ended September 30, 2011. General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the Formation Transactions.  Additionally, depreciation and amortization increased as a result of the properties acquired in the Formation Transactions and eight properties acquired since the Formation Transactions resulted in an increased asset base.  The increase was also attributable to $0.7 million of property acquisition costs related to the acquisition of properties during the nine months ended September 30, 2011.

Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain (loss) on interest rate swaps, formation transaction and offering costs.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.0 million, or 17%, to $13.6 million for the nine months ended September 30, 2011 compared to $11.6 million for the nine months ended September 30, 2010.  The increase was primarily attributable to $3.8 million of formation transaction costs incurred in connection with the Formation Transactions.  The increase was partially offset by an increase in gain on interest rate swaps of $3.1 million.

Net loss attributable to noncontrolling interest

We consolidate and are the majority owner of the Operating Partnership.  Net loss attributable to noncontrolling interest is an allocation of loss to the limited partners of the Operating Partnership.  There was no noncontrolling interest at September 30, 2010, resulting in an increase of $2.2 million to loss from noncontrolling interest.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 (inclusive of STAG Predecessor Group from the period January 1, 2011 to April, 19, 2011 and STAG Industrial, Inc. from the period April 20, 2011 to September 30, 2011) compared to STAG Predecessor Group’s combined cash flows for the nine months ended September 30, 2010 (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Change	% Change

Cash provided by operating activities	$12,916	$6,923	5,993	87%
Cash used in investing activities	(72,605)	(1,560)	(71,045)	46%
Cash provided by (used in) financing activities	70,108	(6,479)	76,587	1,182%

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Net cash provided by operating activities.  Net cash provided by operating activities increased $6.0  million to $12.9 million for the nine months ended September 30, 2011 compared to $6.9 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the Formation Transactions.  Also, we had a net loss of $6.7 million for the nine months ended September 30, 2011 compared to a net loss of $4.0 million for STAG Predecessor Group for the nine months ended September 30, 2010.

Net cash used in investing activities.  Net cash used in investing activities increased by $71.0 million to $72.6 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010.  The change is primarily attributable to additions of property, specifically JCIM, LLC, Ecolab, Inc., Unisource Worldwide, Inc. and Benson Industries, LLC, Cott Beverages, Inc., Plantation Products LLC, Diversitech Corporation, and Exel, Inc., which were purchased during the nine months ended September 30, 2011.

Net cash provided by (used in) financing activities.  Net cash provided by (used in) financing activities increased $76.6 million to $70.1 million for the nine months ended September 30, 2011 compared to $(6.5) million for the nine months ended September 30, 2010.  The change is primarily attributable to the net proceeds from the Offering, mortgage notes and the credit facility offset by the repayment of mortgage notes payable with offering proceeds.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our operating results may be affected by market and economic challenges, including the current global economic credit environment and economic uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located, or by the real estate industry, including the following:

•                  poor economic conditions may result in tenant defaults under leases;

•                  re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand;

•                  adverse capital and credit market conditions may restrict our operating activities; and

•                  constricted access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire properties held for sale.

If this situation were to occur, we expect that we would finance cash deficits through borrowings under the credit facility and other debt and equity financings.

Financial markets have experienced unusual volatility and uncertainty. Disruptions in these markets are still possible especially with the risk of the government’s inability to resolve the current debt limit issues. Our ability to repay or refinance debt maturities could be adversely affected by our inability to secure financing at reasonable terms beyond those already completed. It is possible, in these unusual and uncertain times that one or more lenders in the credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from the credit facility when needed.

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

In addition, we will require funds for future dividends and distributions expected to be paid to our common stockholders and unit holders in the Operating Partnership.  On July 15, 2011, we paid the second quarter dividend of $0.26 per share to all stockholders of record on June 30, 2011 pro-rated to $0.2057 per share for the portion of the quarter the we were a public company.  On September 15, 2011, the Board of Directors declared the third quarter dividend of $0.26 per share to all stockholders of record on September 30, 2011.  On October 14, 2011, we paid the third quarter dividend.

On November 2, 2011, we sold 2,760,000 shares (including 360,000 shares pursuant to the underwriters’ overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), $0.01 par value per share, in an underwritten public offering at a price to the public of $25.00 per share for gross proceeds of $69.0 million.  After deducting underwriting discounts and offering expenses, net proceeds amounted to approximately $66.1 million.  We will pay cumulative dividends on the Series A Preferred Stock from the date of original issue at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 30, 2011.  The

Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up.

We believe that our liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions to stockholders, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under the credit facility.

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

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of September 30, 2011 (dollars in thousands):

Loan (5)	Principal		Fixed/Floating	Rate		Maturity

Anglo Irish Master Loan	$140,073		LIBOR + 3.00%(1)	5.165%		Oct-31-2013
CIGNA-1 Facility (2)	60,543		Fixed	6.50%		Feb-1-2018
CIGNA-2 Facility (3)	59,377		Fixed	5.75%		Feb-1-2018
CIGNA-3 Facility	9,250		Fixed	5.88%		Sept-22-2019
CIBC, Inc.	8,417	(5)	Fixed	7.05	%(4)	Aug-1-2027
Credit Facility	17,500		LIBOR + 3.00%	3.239%		Apr-20-2014
Union Fidelity Life Insurance Co.	7,306	(6)	Fixed	5.81%		Apr-30-2017
Webster Bank National Association	6,162			4.22%
Total/Weighted Average	$308,628			5.50%

(1)                                 Swapped for a fixed rate of 2.165% plus the 3.00% spread for an effective fixed rate of 5.165%. The swap expires on January 31, 2012.

(2)                                 Acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”) (which had no remaining borrowing capacity).

(3)                                 Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”). We currently have approximately $5.6 million of borrowing capacity under the CIGNA-2 facility.

(4)                                 Interest rate increases to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity, but is prepayable at August 31, 2012.

(5)                                 Principal outstanding includes an unamortized fair market value premium of $97 thousand as of September 30, 2011.

(6)                                 Principal outstanding includes an unamortized fair market value premium of $200 thousand as of September 30, 2011.

On July 8, 2011, we entered into a $65.0 million acquisition loan facility with CIGNA (the “CIGNA-3 facility”).  The CIGNA-3 facility has an interest rate of 5.88% and is scheduled to mature in September 2019.  The CIGNA-3 facility has a remaining borrowing capacity of approximately $55.7 million as of September 30, 2011.

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development or property acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit markets. On November 2, 2011, we sold 2,760,000 shares of 9.0% Series A Preferred Stock, resulting in net proceeds of $66.1 million after deducting underwriting discounts and offering expenses.  We intend to use the net proceeds to repay our indebtedness under the credit facility, to fund future acquisitions, and for general corporate purposes.

Certain of our loan agreements contain financial covenants, including loan-to-value requirements with respect to the collateral properties, a minimum debt service coverage ratio, a minimum debt yield requirement, and a minimum guarantor net worth and liquidity requirement. We are currently in compliance with the financial covenants in our loan agreements.

The Anglo Irish Master Loan, CIGNA-1, CIGNA-2 and CIGNA-3 facilities contain provisions that cross-default the loans and cross-collateralize the properties secured by each of the loans. In addition, each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities requires a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

Many commercial real estate lenders have stricter underwriting standards or have withdrawn from the lending marketplace.  These circumstances have impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings may be more difficult to obtain and that borrowing costs on new and refinanced debt may be more expensive.

Credit Facility

On April 20, 2011, we closed a loan agreement for a secured corporate revolving credit facility of up to $100.0 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger.  The credit facility is secured, among other things, by mortgages granted by various indirect subsidiaries of the Operating Partnership.  In connection with the closing of the Offering, we borrowed approximately $11.0 million under the credit facility to pay down indebtedness we assumed pursuant to our Formation Transactions.  On May 17, 2011, we used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility.  Proceeds from the credit facility will be used for property acquisitions, working capital requirements and other general corporate purposes.  We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100.0 million to $200.0 million under certain circumstances.  On July 18, 2011 and September 26, 2011, we borrowed $13.5 million and $4.0 million, respectively, for acquisition financings and other corporate purposes.  On October 12, 2011, we borrowed an additional $6.0 million.  On November 2, 2011, with proceeds from the Series A preferred stock offering, we paid the credit facility in full.  During the three months ended September 30, 2011 and period from April 20, 2011 to September 30, 2011, we incurred unused fees of $0.1 million and $0.2 million, respectively, for this facility.

On October 17, 2011, we closed on an amendment to the credit facility to improve pricing, increase the borrowing capacity and create additional flexibility in our covenants.  Availability under the credit facility is the lesser of (i) the aggregate commitment, (ii) prior to satisfaction of an appraisal condition with respect to the collateral pool, 50% of the value of the borrowing base properties, and following satisfaction of an appraisal condition with respect to the collateral pool, 55% of the value of the borrowing base properties, or (iii) prior to satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.75x based on a 30-year amortization period, and following satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.6x based on a 30-year amortization period, in each case calculated using an interest rate equal to the greatest of (i) the yield on a 10-year United States Treasury Note at such time as determined by the agent plus 3.00%, (ii) 7.50% and (iii) the weighted average interest rate(s) then in effect under the credit agreement.

Interest and Fees: The applicable interest rate under the credit facility generally depends on elections we make. We expect that generally we will be able to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to the British Bankers Association LIBOR Rate (‘‘LIBOR’’) plus a margin, or spread, determined in accordance with a leverage-based pricing grid. If interest rates are determined by reference to LIBOR, then (i) if our ratio of consolidated debt to total asset value is less than or equal to 40%, the spread over LIBOR will be 2.25%, (ii) if our ratio of consolidated debt to total asset value is greater than 40%, but less than or equal to 50%, the spread over LIBOR will be 2.50%, (iii) if our ratio of consolidated debt to total asset value is greater than 50%, but less than or equal to 55%, the spread over LIBOR will be 2.75%, (iv) if our ratio of consolidated debt to total asset value is greater than 55%, the spread over LIBOR will be 3.25%. If interest rates are determined by reference to LIBOR, we will generally be able to elect among one-, two-, three-, six- or 12-month LIBOR interest periods, and the spreads described above will apply with respect to the LIBOR rate for the applicable period. Under certain circumstances, interest rates under the credit facility may be based on the ‘‘Base Rate’’ as defined under the credit facility plus applicable spreads, which would result in higher effective interest rates than the LIBOR-based rates described above. In addition, if there are borrowings under letters of credit or ‘‘swing line loans,’’ certain other rates and spreads will apply. We will also pay certain customary fees and expense reimbursements, including an unused fee equal to 0.50% of the unused balance of the credit facility if usage is less than 50% of the capacity and 0.35% if usage is greater than 50%.

Financial Covenants: The credit facility includes the following financial covenants: (i) maximum leverage ratio of total liabilities to total asset value not exceeding 55% (provided that such percentage may be increased above 55% but not greater than 60% for two consecutive quarters not more than once during the term of the credit facility), (ii) the ratio of consolidated EBITDA (as defined in the agreement) to consolidated fixed charges shall not be less than 1.5 to 1.0 through the quarter ending March 31, 2012, increasing to 1.75 to 1.0 as of each quarter thereafter, provided that following satisfaction of the appraisal condition for the collateral pool such ratio shall be reduced to 1.75 to 1.0, (iii) maximum recourse indebtedness of no more than 15% of total assets, and (iv) tangible net worth of not less than 85% of tangible net worth at the closing of our initial public offering plus 75% of future net equity proceeds along with other covenants which generally limit or restrict investments in unconsolidated joint ventures, mezzanine loans and mortgage receivables, unimproved land, and other investments which are not core to our investment focus. In addition, the credit facility prohibits the direct and indirect subsidiaries of the Operating Partnership which own properties that are mortgaged to secure the credit facility from incurring indebtedness or guaranteeing debt, other than the credit facility itself.

Events of Default: The credit facility contains customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the credit facility, cross-defaults to other material debt and bankruptcy or other insolvency events.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2011, specifically our obligations under long-term debt agreements, and operating and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)	Total	2011	2012-2013	2014-2015	Thereafter

Principal payments(2)	$308,330	$1,252	$143,936	$22,598	$140,544
Interest payments—fixed rate debt	76,356	4,579	28,899	19,184	23,694
Obligations under ground leases	5,741	40	324	330	5,047
Total	$390,427	$5,871	$173,159	$42,112	$169,285

(1) From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2) The terms of the master loan agreement with Anglo Irish Bank Corporation Limited (“Anglo Irish”) also stipulate that a capital improvement escrow be funded monthly in an amount equal to the difference between the payments required under a 25-year amortizing loan and a 20-year amortizing loan. The terms of the loan agreements for each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time.

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

As of September 30, 2011, we had approximately $140.0 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $1.1 million net fair value. As this interest rate swap was entered into prior to the Offering and therefore prior to us reporting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), it is designated as non-hedge instruments. As part of the Formation Transactions, we assumed and terminated an interest rate swap with a notional amount of $45.0 million with terms to receive LIBOR and pay 1.98%, and paid breakage fees of $0.3 million.  We also assumed an interest rate swap with a notional amount of $31.0 million with terms to receive LIBOR and pay 1.67%, which expired on August 1, 2011, and was collateralized under the credit facility.

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

Funds From Operations

We disclose Funds from Operations (“FFO”), which meets the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.  As a result we are required to include a statement of why management believes that presentation of this measure provides useful information to investors.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

We calculate FFO before noncontrolling interest in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of our FFO before noncontrolling interest for the period presented to net loss, the nearest GAAP equivalent (in thousands):

	The Company
	Three months ended September 30, 2011	Period from April 20, 2011 to September 30, 2011

Net loss	$(572)	$(6,471)
Depreciation and amortization	8,332	14,778

FFO	$7,760	$8,307

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.  As of September 30, 2011, all of our debt is fixed rate or is subject to an interest rate swap except the $17.5 million outstanding under the credit facility.  As of September 30, 2011, the fair value of our interest rate swap liability was $1.1 million.

As of September 30, 2011, we had $17.5 million of debt bearing interest at a variable rate, which is not subject to an interest rate swap.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  Assuming we maintain our balance of $17.5 million at September 30, 2011 on the credit facility through December 31, 2011 and interest rates rise 100 basis points, our interest expense will increase by $44 thousand in the fourth quarter.

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

PART II. Other Information

Item 1.  Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to our company.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Prospectus dated October 26, 2011, filed with the SEC on October 28, 2011 pursuant to Rule 424 (b) under the Securities Act.

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

We contributed the net proceeds of the Offering to the Operating Partnership in exchange for common units and the Operating Partnership used the net proceeds, together with borrowings in the amount of approximately $11.0 million under the credit facility, as described below:

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

On May 17, 2011, we used proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility and we used the balance of $14 million for acquisitions and general corporate needs.

This use of proceeds does not represent a material change from the use of proceeds described in our Prospectus dated April 15, 2011, filed with the SEC on April 18, 2011 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Articles Supplementary of STAG Industrial, Inc.

4.1(2)	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.

10.1(3)	First Amendment to the Amended and Restated Agreeement of Limited Partnership of STAG Industrial Operating Partnership, L.P.

10.2(4)	2011 Outperformance Program

10.3(5)

Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto

10.4(6)	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of

Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

(1) Incorporated by reference to STAG Industrial, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-11, (File No. 333-177131), filed with the SEC on November 2, 2011.

(2) Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form S-11/A (File No. 333-177131) filed with the SEC on October 26, 2011.

(3)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on November 2, 2011.

(4)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2011.

(5)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on October 21, 2011.

(6)                                 Incorporated by reference to STAG Industrial, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 10, 2011	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Articles Supplementary of STAG Industrial, Inc.

4.1(2)	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.

10.1(3)	First Amendment to the Amended and Restated Agreeement of Limited Partnership of STAG Industrial Operating Partnership, L.P.

10.2(4)	2011 Outperformance Program

10.3(5)

Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto

10.4(6)	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

(1) Incorporated by reference to STAG Industrial, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-11, (File No. 333-177131), filed with the SEC on November 2, 2011.

(2) Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form S-11/A (File No. 333-177131) filed with the SEC on October 26, 2011.

(3)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on November 2, 2011.

(4)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2011.

(5)                                 Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on October 21, 2011.

(6)                                 Incorporated by reference to STAG Industrial, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.