Form 10-K
period 2011-12-31
STAG Industrial, Inc.
filed 2012-03-09
CIK 1479094

Use these links to rapidly review the document

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-34907

STAG INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-3099608 (IRS Employer Identification No.)
99 High Street, 28th Floor Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

(617) 574-4777
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $194.7 million based on the closing price on the New York Stock Exchange as of June 30, 2011.

          Number of shares of the registrant's common stock outstanding as of March 9, 2012: 15,988,080

          Number of shares of 9.0% Series A Cumulative Redeemable Preferred Stock as of March 9, 2012: 2,760,000

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). You can identify forward-looking statements by the use of words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should," "will," and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

  •
  the factors included in this report, including those set forth under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations;"

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

  •
  international, national, regional and local economic conditions;

  •
  the general level of interest rates;

  •
  potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust ("REIT") tax laws, and potential increases in real property tax rates;

  •
  financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

  •
  lack of or insufficient amounts of insurance;

  •
  our ability to qualify and maintain our qualification as a REIT;

  •
  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

  •
  possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.

Item 1.    Business

BUSINESS

        As used herein, "our company," "we," "our" and "us," refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships except where the context otherwise requires. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group, our "predecessor" for accounting purposes. The combined financial statements for the period April 20, 2011 to December 31, 2011 include the financial information of our company, STAG Industrial Operating Partnership, L.P. (our "operating partnership") and our subsidiaries.

Overview

        STAG Industrial, Inc. is a self-administered and self-managed full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. We were incorporated in Maryland on July 21, 2010 to continue and grow the single-tenant industrial business conducted by our predecessor business. We completed our initial public offering on April 20, 2011.

        As of December 31, 2011, we owned 105 properties in 27 states with approximately 17.3 million rentable square feet, consisting of 57 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties. As of December 31, 2011, our properties were 93.2% leased to 89 tenants, with no single tenant accounting for more than 4.4% of our total annualized rent and no single industry accounting for more than 11% of our total annualized rent. As used herein, the definition of annualized rent is the contractual monthly base rent as of December 31, 2011 multiplied by 12.

        We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership. We serve as the sole member of the sole general partner of, and own approximately 67.12% of the outstanding limited partnership interests in our operating partnership. The remaining 32.88% limited partnership interest in, our operating partnership is owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors.

        On April 20, 2011, we closed on our initial public offering of common stock and completed the following formation transactions (the "formation transactions"):

  •
  We issued 13,750,000 shares of our common stock for $13.00 per share, for net proceeds of approximately $166.3 million, net of underwriting discounts of approximately $12.5 million;

  •
  The members of limited liability companies affiliated with our company that held direct or indirect interests in their real estate properties received 7,590,000 limited partnership units in our operating partnership ("common units") in exchange for the contribution of their properties to and the assumption of certain debt by our operating partnership;

  •
  We entered into a loan agreement for a secured corporate revolving credit facility (the "credit facility") of up to $100 million (with an accordion feature of up to $200 million in certain circumstances) with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger; and

  •
  Together with borrowings in the amount of approximately $11.0 million under the credit facility, repaid approximately $164.7 million in certain outstanding indebtedness (including $2.5 million of direct costs associated with the obtaining and retiring of indebtedness and the termination of interest rate swaps) and paid approximately $0.3 million of transfer taxes and other fees.

In connection with the exercise of the underwriters' overallotment option, on May 13, 2011, we issued an additional 2,062,500 shares of common stock at $13.00 per share, generating approximately $24.9 million in net proceeds after the underwriters' discount and offering costs.

        We target the acquisition of individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States with purchase prices ranging from $5 million to $25 million. We believe, due to observed market inefficiencies, that our focus on owning and expanding a portfolio of such properties will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the risks associated with these returns because we believe:

  •
  Industrial properties generally require less capital expenditure than other commercial property types and single-tenant properties generally require less expenditure for leasing, operating and capital costs per property than multi-tenant properties.

  •
  Investment yields on single-tenant individual property acquisitions are typically greater than investment yields on portfolio acquisitions. With appropriate asset diversification, individual asset risk can be mitigated across an aggregated portfolio.

  •
  Class B industrial properties tend to have higher current returns and lower volatility than Class A industrial properties.

  •
  Secondary markets generally have less occupancy and rental rate volatility than primary markets.

  •
  We typically do not face significant competition from other institutional industrial real estate buyers for acquisitions, as these buyers tend to focus on larger properties in select primary markets. Our typical competitors are local investors who often do not have ready access to debt or equity capital.

  •
  Tenants in our target properties tend to manage their properties directly, which allows us to grow our portfolio without substantially increasing the size of our asset management infrastructure.

For a description of what we consider to be Class A and Class B properties, see "Item 2. Properties" below.

        Reflecting the market inefficiencies we have observed, our target properties are generally leased to:

  •
  investment grade credit tenants on shorter term leases (less than four to six years);

  •
  sub-investment grade credit tenants on longer term leases (greater than four to six years); or

  •
  a variable combination of the above.

        We believe the market inefficiently prices our target properties because investors typically either underestimate the probability of tenant retention beyond the primary lease term or overestimate the expected cost of tenant default. Further, we believe our relationships with a national network of commercial real estate brokers and our underwriting processes, utilizing our proprietary model, allow us to acquire properties at a discount to their intrinsic values, where intrinsic values are determined by the properties' future cash flows. We believe we have developed a unique approach to melding real estate and tenant-credit underwriting analyses, which allows us to identify assets that we believe are undervalued by the market. The significant volume of acquisition opportunities identified by us each year provides us with market intelligence that further supports our underwriting and due diligence processes.

        We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for the year ending December 31, 2011, and generally will not be subject to

U.S. federal taxes on our income to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.

Competitive Strengths

        We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in a number of ways, including:

  •
  Proven Growth Profile:  Since the closing of our initial public offering on April 20, 2011, we have acquired 15 properties representing approximately 3.5 million square feet for a total cost of approximately $126.2 million, resulting in an increase of approximately 25% of our asset base in eight months.

  •
  Established Intermediary Relationships:  Approximately 34.0% of these 15 acquisitions we sourced, based on total purchase price, have been in "limited marketing" transactions where there has been no formal sales process. We believe we have developed a reputation as a credible and active buyer of single-tenant industrial real estate, which provides us access to significant acquisition opportunities that may not be available to our competitors.

  •
  Scalable Platform:  We own properties in a variety of different markets within 27 states. We believe that our experience and systems infrastructure allows us to efficiently grow our portfolio in those markets and others. In addition, our focus on net lease properties ensures that our current staff of 31 employees (with incremental additions) is sufficient to support our continued growth. As of December 31, 2011, we were pursuing approximately $460 million of specific additional potential acquisitions that we have identified as warranting further investment consideration after an initial review.

  •
  Expertise in Underwriting Single-Tenant Properties:  We have developed a proprietary underwriting process that integrates real estate and corporate credit analysis to project the future cash flows of potential acquisitions. Central to our underwriting is assessing the probability of tenant retention during the lease term and beyond. We evaluate the tenant's use of the subject property, the tenant's cost to relocate, the supply/demand dynamic in the relevant submarket and the tenant's financial condition. We then analyze the costs associated with a vacancy event by estimating market rent, potential downtime and re-tenanting costs for the subject property. We believe that our senior management team has proven expertise and procedures in assessing tenant retention and vacancy costs, and therefore an advantage in identifying, underwriting and closing on attractive acquisition opportunities.

  •
  Stable and Predictable Cash Flows:  Our portfolio is diversified by tenant, industry and geography, which tends to reduce risk and earnings volatility. As of December 31, 2011, no single tenant accounted for more than 4.4% of our total annualized rent; no single industry represented more than 11% of our total annualized rent; and no single state was the site for properties generating more than 14.7% of our total annualized rent. Cash flow consistency across our portfolio is enhanced by our weighted (by rental revenue per square foot) average in-place remaining lease term of approximately 5.6 years as of December 31, 2011, low costs for tenant improvements and leasing commissions and low capital expenditures. It is further enhanced by our historically high tenant retention rate. For example, for the year ended December 31, 2011, we have achieved an 88% tenant retention rate for those tenants whose leases were scheduled to expire in 2011.

  •
  Experienced Management Team:  The five senior members of our management team have significant real estate industry experience, averaging approximately 25 years, with four members having previous public REIT or public real estate company experience.

Our Strategies

        Our primary business objectives are to own and operate a balanced and diversified portfolio of single-tenant industrial properties that maximizes cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in funds from operations ("FFO") per share through the following strategies:

  Investment Strategy

        Our primary investment strategy is to acquire individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States through third-party purchases and structured sale-leasebacks featuring high initial yields and strong ongoing cash-on-cash returns. We believe secondary markets tend to have less occupancy and rental rate volatility and less buyer competition compared with primary markets.

  Growth Strategy

        External Growth through Acquisitions:    Our target acquisitions are, predominantly in secondary markets across the United States, in the $5 million to $25 million range. Where appropriate potential returns present themselves, we also may acquire assets in primary markets. The competition for our target assets is primarily local investors who are not likely to have ready access to debt or equity capital. We focus our acquisition activities on our core property types: warehouse/distribution facilities, manufacturing facilities, and flex/office facilities (light assembly and research and development). Because we believe flex/office properties typically have higher tenant improvement and re-leasing costs and less likelihood of tenant retention compared to our other core property types, we focus more on warehouse/distribution facilities and manufacturing facilities and less on flex/office facilities. From time to time, if an attractive opportunity presents itself, we may consider portfolio acquisitions. As of December 31, 2011, we were evaluating approximately $460 million of specific potential acquisitions that we have identified as warranting further investment consideration after an initial review. We believe that a significant portion of the approximately 13.8 billion square feet of industrial space in the United States falls within our target investment criteria and that there is an ample supply of suitable acquisition opportunities.

        As of December 31, 2011, there were three vacant properties owned by STAG Investments III, LLC ("Fund III") and not contributed to our company (the "Option Properties"). Upon approval of our independent directors, we have the right to acquire any of the Option Properties individually for a period of up to three months after notification that the property has stabilized, defined as 85% or greater occupancy pursuant to leases at least two years in remaining duration. The right to acquire any of the Option Properties expires 5 years from the date of the formation transactions.

        Internal Growth through Asset Management:    Our asset management team utilizes our tenant relationships and leasing expertise to maintain occupancy and increase rental rates. Our asset management team collaborates with our internal credit function to actively monitor the credit profile of each of our tenants on an ongoing basis. Their efforts have resulted in our achieving for the year ended December 31, 2011 an 88% tenant retention rate for those tenants whose leases were scheduled to expire in 2011. As of December 31, 2011, our portfolio had approximately 1.2 million square feet, or 6.8% of our total rentable square feet, available for lease.

  Underwriting Strategy

        We blend fundamental real estate analysis with corporate credit analysis in our proprietary model to make a probabilistic assessment of cash flows that will be realized in future periods. For each asset, our analysis focuses on:

  •
  Real Estate.  We evaluate the physical real estate within the context of the market (and submarket) in which it is located and the prospect for re-tenanting the property if it becomes vacant by estimating the following:

  •
  market rent for this building in this location;

  •
  downtime to re-lease and related carrying costs;

  •
  cost (tenant improvements, leasing commissions and required capital expenditures) to achieve the projected market rent within the projected downtime; and

  •
  single-tenant or multi-tenant reuse.

  •
  Deal Parameters.  We evaluate the tenant and landlord obligations contained within the existing or proposed lease and other transaction documents.

  •
  Tenant Credit.  We apply fundamental credit analysis to evaluate the tenant's credit profile by focusing on the tenant's current and historical financial status, general business plan, operating risks, capital sources and earnings expectations. We also analyze Securities and Exchange Commission ("SEC") filings, press releases, management calls, rating agency reports and other public information. In the case of a private, non-rated firm, we will obtain financial information from the tenant and calculate common measures of credit strength such as debt-to-EBITDA and coverage ratios. For publicly rated firms, we use the credit information issued by Moody's Investor Services, Standard & Poor's, and Fitch Ratings. Using this data and publicly available bond default studies of comparable tenant credits, we estimate the probability of future rent loss due to tenant default.

  •
  Tenant Retention.  We assess the tenant's use of the property and the degree to which the property is central to the tenant's ongoing operations, the tenant's potential cost to relocate, the supply/demand dynamic in the relevant submarket and the availability of suitable alternative properties. We believe tenant retention tends to be greater for properties that are critical to the tenants' businesses.

  Financing Strategy

        Our main focus is to preserve a flexible capital structure and to utilize primarily debt secured by pools of properties, structured such that in the case of default, the lender's remedies are generally limited to recovery on the collateral.

Regulation

  General

        Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we and/or our tenants, as applicable, have the necessary permits and approvals to operate each of our properties.

  Americans with Disabilities Act

        Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the "ADA") to the extent that such properties are "public accommodations" as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

        ADA compliance is dependent upon the tenant's specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages or attorney's fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary.

  Environmental Matters

        Our properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. We invest in properties historically used for industrial, manufacturing and commercial purposes. Certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties have engaged, or may in the future engage, in activities that may generate or release petroleum products or other hazardous or toxic substances.

        Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. According to Phase I environmental assessments prepared at the time of acquisition, 12 of our properties are known to have asbestos containing materials. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. Additionally, 16 of our properties are suspected of having asbestos containing materials due to the age of the building and observed conditions. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. In the event of a building renovation or demolition, a comprehensive asbestos inspection would be performed to determine proper handling and disposal of any asbestos containing materials.

        Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of our properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

        We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. We generally expect to continue to obtain a Phase I or similar environmental assessment by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

        In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations.

        In 2009, a former tenant in our property in Daytona Beach, Florida became insolvent and ceased operations. When the tenant ceased operations, the Florida Department of Environmental Protection sought to have the hazardous materials, solid wastes and used oil removed from the site and all of the process equipment decontaminated. Due to the insolvency of the former tenant, such tasks became the responsibility of our predecessor business. We contracted with qualified environmental remediation specialists to dispose of the hazardous materials and decontaminate and remove the process equipment. The project was monitored by the Florida Department of Environmental Protection. In a letter dated February 25, 2010, the Florida Department of Environmental Protection stated that no hazardous waste, solid waste or used oil remained at the property, which closed the matter. Total remediation costs incurred (excluding legal costs) were approximately $291 thousand, which was paid with environmental insurance proceeds.

        We can make no assurances that future laws, ordinances or regulations will not impose material environmental liabilities on us, or the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Insurance

        We carry comprehensive general liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. Generally, we do not carry insurance for certain losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), earthquakes, acts of war, acts of terrorism or riots. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to fully cover all of our losses.

Competition

        In acquiring our target properties, we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers. The last named group, local real estate investors and developers, historically has represented our dominant competition for deals but they typically do not have ready access to credit. We also face significant competition in leasing available properties to prospective tenants and in re-leasing space to existing tenants.

Employees

        As of December 31, 2011, we employed 28 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Our Corporate Information

        Our principal executive offices are located at 99 High Street, 28th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777. Our website is www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

Item 1A.    Risk Factors

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks Related to Our Business and Operations

As a newly formed REIT, we have a limited operating history and may not be able to operate our business successfully or implement our business strategies as described in this report.

        We were organized in July 2010 and commenced operations upon completion of the formation transactions and our initial public offering on April 20, 2011. We are subject to all the risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives.

Our investments are concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

        As of December 31, 2011, all of our 105 properties were industrial properties, including 57 warehouse/distribution facilities, 28 manufacturing facilities and 20 flex/office facilities. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

Adverse economic conditions will negatively affect our returns and profitability.

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

        Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

Substantial international, national and local government deficits and the weakened financial condition of these governments may adversely impact our business, financial condition and results of operations.

        The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

        There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, financial markets and institutions and the availability of debt financing, which may directly or indirectly adversely affect our business, financial condition and results of operations.

Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

        In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2011, accounted for the percentage of our total annualized rent indicated: North Carolina (14.7%); Ohio (13.1%); Michigan (7.0%); and Wisconsin (6.4%). Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.

We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.

        We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2011, accounted for the percentage of our total annualized rent indicated: Containers & Packaging (11.0%); Industrial Equipment, Components & Metals (10.7%); Business Services (8.5%); Food & Beverages (8.5%); Personal Products (7.9%); Automotive (7.7%); Office Supplies (6.0%); and Technology (5.8%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

We are subject to risks involved in single-tenant leases, and the default by one or more tenants could materially and adversely affect us.

        Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

If our tenants are unable to obtain financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

        Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets continue to experience liquidity disruptions, resulting in the unavailability of financing for many businesses. If our tenants are unable to obtain financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

As a newly formed REIT, we have limited experience operating as a publicly traded REIT, which may affect our ability to successfully operate our business or generate sufficient cash flow to make or sustain distributions to our stockholders.

        We have limited experience operating as a publicly traded REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements and comply with the Sarbanes-Oxley Act of 2002. Failure to maintain REIT status would have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We depend on key personnel, the loss of their full service could adversely affect us.

        Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel except for Mr. Benjamin S. Butcher, the founder of our predecessor business and our Chief Executive Officer, President and Chairman. The policy has limits in the amount of $5.0 million and covers us in the event of Mr. Butcher's death.

        We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

Our growth will depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

        We acquire and intend to continue to acquire primarily generic distribution warehouses, manufacturing properties and flex/office facilities. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities.

We may be unable to source "limited marketing" deal flow in the future, which could adversely affect our ability to locate and acquire additional properties at attractive prices.

        A key component of our growth strategy is to continue to acquire additional industrial real estate assets. Many of the acquisitions we sourced, based on total purchase price, were acquired before they were widely marketed by real estate brokers, or "limited marketing" transactions. Properties that are acquired by "limited marketing" transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we cannot obtain "limited marketing" deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be somewhat adversely affected.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.

        All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

We have owned our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

        The majority of our properties have been under management for less than five years. In addition, since the completion of our initial public offering, we have acquired an additional 15 properties totaling approximately 3.5 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

Risks Related to Our Organization and Structure

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our officers and directors.

        Certain of our directors and executive officers have ownership interests in the other entities or properties that were contributed to us in the formation transactions. Under the contribution agreements with certain of our directors and executive officers and their affiliates, we are entitled to indemnification in the event of breaches of the representations and warranties made by them with respect to the entities and properties acquired by us. Such indemnification is limited and we are not entitled to any other indemnification in connection with the formation transactions. In addition, our executive officers entered into employment agreements with us pursuant to which they agreed, among other things, not to engage in certain business activities in competition with us and pursuant to which they will devote substantially all of their business time to our business. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements due to our ongoing relationship with our directors and executive officers.

Certain of our executive officers and directors have duties to Fund II, Fund III, Fund IV and STAG GI which may create conflicts of interest and may impede business decisions that could benefit our stockholders.

        Certain of our executive officers and directors also serve on (i) the board of managers and/or management committees of the managers of STAG Investments II, LLC ("Fund II"), a private equity real estate fund that continues to operate as a private, fully invested fund, (ii) the board of managers and/or management committees of the managers of Fund III and STAG Investments IV, LLC ("Fund IV"), private equity real estate funds that contributed certain of their properties to us in the formation transactions, and (iii) the board of directors of STAG GI Investments, LLC ("STAG GI"), the joint venture between our affiliate STAG GI, LLC and STAG GI Investco, LLC that contributed its properties to us in the formation transactions. Our officers and directors may have conflicting duties because they have a duty to both us and to Fund II (which retained ownership of its properties and continues as a private, fully-invested fund until liquidated), Fund III (which retained ownership of the Option Properties), Fund IV and STAG GI. Since the completion of the formation transactions, all of these entities are fully invested and, as a result, will not be making any additional investments in income properties. However, some Fund II properties may be competitive with our current or future properties. It is possible that the executive officers' and board members' fiduciary duty to Fund II, Fund III, Fund IV and STAG GI, including, without limitation, their interests in Fund II and the Option Properties, will conflict with what will be in the best interests of our company.

Our fiduciary duties as sole member of the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.

        We, as the sole member of the general partner of our operating partnership, have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as indirect general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding common units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

        In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of our senior management to differ from your own. As a result of unrealized built-in gain attributable to contributed property at the time of contribution, some holders of common units, including our principals, may suffer different and more adverse tax consequences than holders of our securities upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

        We may experience conflicts of interest with several members of our senior management team who have or may become limited partners in our operating partnership through the receipt of LTIP units granted under our 2011 Equity Incentive Plan.

Our growth depends on external sources of capital which are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

        In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

  •
  general market conditions;

  •
  the market's perception of our growth potential;

  •
  our current debt levels;

  •
  our current and expected future earnings;

  •
  our cash flow and cash dividends; and

  •
  the market price per share of our common stock.

        If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

        To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.

STAG Predecessor Group and STAG Industrial, Inc. have experienced historical net losses and accumulated deficits after depreciation and amortization and we may experience future losses.

        STAG Industrial, Inc. had historical net losses for the period from April 20, 2011 to December 31, 2011 of $6.8 million. STAG Predecessor Group had historical net losses of $0.2 million for the period from January 1, 2011 to April 19, 2011 and $2.9 million and $5.6 million for the years ended December 31, 2010 and 2009, respectively. STAG Industrial, Inc. had historical accumulated deficits after effects of depreciation and amortization of $18.4 million as of December 31, 2011 and STAG Predecessor Group had historical accumulated deficits after effects of depreciation and amortization of $8.3 million and $1.5 million as of December 31, 2010 and December 31, 2009, respectively. There can be no assurance that we will not continue to incur net losses in the future, which could adversely affect our ability to service our indebtedness and our ability to pay dividends or make distributions, any of which could adversely affect the trading price of our stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.

        We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and price of our securities.

Our charter, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.

        Our charter contains 9.8% ownership limits.    Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, the articles supplementary for our 9.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series A Preferred Stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, of more than 9.8% of the value or number of our outstanding shares of our common stock or our Series A Preferred Stock could jeopardize our status as a REIT. The ownership limits contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might be in the best interest of our stockholders.

        Our board of directors may create and issue a class or series of preferred stock without stockholder approval.    Subject to the rights of holders of Series A Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series A Preferred Stock, our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Subject to the rights of holders of Series A Preferred Stock discussed above, our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

        Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us.    Provisions in the partnership agreement for our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

  •
  redemption rights of qualifying parties;

  •
  transfer restrictions on our common units;

  •
  the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

  •
  the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

        Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for the LTIP units, which require us to preserve the rights of LTIP unit holders and may restrict us from amending the partnership agreement for our operating partnership in a manner that would have an adverse effect on the rights of LTIP unit holders.

        Certain provisions of Maryland law could inhibit changes in control.    Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that might be in the best interest of our stockholders, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

        We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. Only upon the approval of our stockholders, our board of directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may, only upon the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

        Additionally, Title 8, Subtitle 3 of the MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that might be in the best interest of our stockholders.

        Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might be in the best interest of our stockholders.

Under their employment agreements, our executive officers have the right to terminate their employment and, under certain conditions, receive severance, which may adversely affect us.

        We entered into employment agreements with our executive officers. These employment agreements provide that each executive may terminate his or her employment and, under certain conditions, receive severance based on two or three times (depending on the officer) the annual total of salary and bonus and immediate vesting of all outstanding equity-based awards. In the case of certain terminations, they would not be restricted from competing with us after their departure.

Compensation awards to our management may not be tied to or correspond with our improved financial results or the share price of our common stock, which may adversely affect us.

        The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

        We are required to report our operations on a consolidated basis under accounting principles generally accepted in the United States of America ("GAAP") and, in some cases, on a property by property basis. We are in the process of implementing an internal audit function and have modified our company-wide systems and procedures in a number of areas to enable us to enhance our reporting on a consolidated basis under GAAP. If we fail to maintain proper overall business controls, including as required to integrate our predecessor entities and support our growth, our results of operations could be harmed or we could fail to meet our reporting obligations.

Our board of directors can take many actions without stockholder approval.

        Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

  •
  amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations;

  •
  amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;

  •
  within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

  •
  issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

  •
  amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

  •
  subject to the rights of holders of our Series A Preferred Stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

  •
  employ and compensate affiliates;

  •
  direct our resources toward investments that do not ultimately appreciate over time;

  •
  change creditworthiness standards with respect to third-party tenants; and

  •
  determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

        Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

        Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our distributions to stockholders may change.

        Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

  •
  cash available for distribution;

  •
  our results of operations;

  •
  our financial condition, especially in relation to our anticipated future capital needs of our properties;

  •
  the distribution requirements for REITs under the Code;

  •
  our operating expenses; and

  •
  other factors our board of directors deems relevant.

Consequently, we may not continue our current level of distributions to stockholders, and our distribution levels may fluctuate.

The number of shares of our common stock available for future sale, including by our affiliates and other continuing investors, could adversely affect the market price of our common stock, and future sales by us of shares of our common stock may be dilutive to existing stockholders.

        Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under our 2011 Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of the shares of our common stock. Also, continuing investors in our initial public offering and the formation transactions that hold 7,590,000 common units are parties to an agreement that provides for registration rights. The exercise of these registration rights could depress the price of our common stock. The existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our securities.

        Our common stock is ranked junior to our Series A Preferred Stock. Our outstanding Series A Preferred Stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.

General Real Estate Risks

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

        The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

  •
  changes in general or local economic climate;

  •
  the attractiveness of our properties to potential tenants;

  •
  changes in supply of or demand for similar or competing properties in an area;

  •
  bankruptcies, financial difficulties or lease defaults by our tenants;

  •
  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

  •
  changes in operating costs and expenses and our ability to control rents;

  •
  changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

  •
  our ability to provide adequate maintenance and insurance;

  •
  changes in the cost or availability of insurance, including coverage for mold or asbestos;

  •
  unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

  •
  periods of high interest rates and tight money supply;

  •
  tenant turnover;

  •
  general overbuilding or excess supply in the market; and

  •
  disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

        In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

        For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

        We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants' leases expire. As a result, our financial condition, cash flows, cash available for distribution, trading price of our securities and ability to satisfy our debt service obligations could be materially adversely affected.

A significant portion of our properties have leases that expire in the next three years and we may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

        Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2011, leases with respect to 34.4% of our total annualized rent will expire on or before December 31, 2015. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current average base rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re-lease the space at attractive rental rates.

A property that incurs a vacancy could be difficult to sell or re-lease, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

        A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

        When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Except with respect to our current reserves for capital expenditures, tenant improvements and leasing commissions, we cannot assure you that we will have adequate sources of funding available to us for such purposes in the future.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.

        If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant's leases. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced and could adversely impact our ability to pay distributions to stockholders.

The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.

        Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and other items that enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our securities.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

        We have acquired, and may continue to acquire, properties in markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.

Uninsured losses relating to real property may adversely affect your returns.

        We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, we, as the indirect general partner of our operating partnership, generally will be liable for all of our operating partnership's unsatisfied recourse obligations, including any obligations incurred by our operating partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Contingent or unknown liabilities could adversely affect our financial condition.

        As part of the formation transactions, we assumed existing liabilities of contributed operating companies and liabilities in connection with contributed properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions beyond the scope of our environmental insurance coverage, claims of tenants, vendors or other persons dealing with the entities prior to our initial public offering, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. As part of the formation transactions, the owners of our predecessor business only made limited representations and warranties to us regarding the entities, properties and assets that we own that survive for a period of one year and agreed to indemnify us and our operating partnership for breaches of such representations subject to specified deductibles and caps, as applicable. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse against any of the owners of our predecessor business for these liabilities.

        In addition, we may in the future acquire properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

Environmentally hazardous conditions may adversely affect our operating results.

        Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

        Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties contain asbestos-containing building materials.

        We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

        From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

        Preliminary assessments of environmental conditions at a property that meet certain specifications are often referred to as "Phase I environmental site assessments" or "Phase I environmental assessments." They are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I environmental assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that:

  •
  future laws, ordinances or regulations will not impose any material environmental liability; or

  •
  the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

        Under the ADA, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the ADA, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flows and results of operations.

One of our properties is subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.

        We own one of our properties through a leasehold interest in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders, and the trading price of our securities.

        In the future, our ground leases may contain certain provisions that may limit our ability to sell certain of our properties. In addition, in the future, in order to assign or transfer our rights and obligations under certain of our ground leases, we may be required to obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

        We also own one property that benefits from payment in lieu of tax ("PILOT") programs and to facilitate such tax treatment our ownership in this property is structured as a leasehold interest with the relevant municipality serving as lessor. With respect to such arrangement, we have the right to purchase the fee interest in the property for a nominal purchase price, so the risk factors set forth above for traditional ground leases are mitigated by our ability to convert such leasehold interest to fee interest. In the event of such a conversion of our ownership interest, however, any preferential tax treatment offered by the PILOT program will be lost.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on your investment.

        We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

        Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

We may acquire properties with "lock-out" provisions which may affect our ability to dispose of the properties.

        We may acquire properties through contracts that could restrict our ability to dispose of the property for a period of time. These "lock-out" provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to stockholders. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse impact on the value of our securities relative to the value that would result if the lock-out provisions did not exist.

If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

        If we decide to sell any of our properties, we presently intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

Risks Related to Our Debt Financings

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt.

        Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

        In particular, loans obtained to fund property acquisitions will generally be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our stock to decrease and negatively impact our ability to pay distributions. Certain of our existing and future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

        As of December 31, 2011, we had total outstanding debt of approximately $296.8 million, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our mortgage loans, the credit facility and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.

        The terms of certain of our mortgage loans require us to comply with loan-to-collateral-value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage loans to make distributions to us or our other subsidiaries. In addition, the credit facility requires us to comply with loan-to-collateral-value ratios, debt service coverage ratios, recourse indebtedness thresholds and tangible net worth thresholds and limits, in the absence of default, our ability to pay dividends. For example, one covenant restricts us from paying any dividends or making any payments for the repurchase or redemption of our equity securities in an amount per year exceeding in the aggregate the greater of (i) 115% (which percentage decreases over time to 95% by March 31, 2013) of our funds from operations (as defined in the credit facility) and (ii) the amount of distributions required to be paid for us to qualify as a REIT. Our existing loan covenants and the credit facility covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, the credit facility will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants and even if the dividend is less than the then current required percentage of our funds from operations. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in the credit facility.

        As of December 31, 2011, we had certain secured loans that are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. Moreover, the credit facility contains, and future secured corporate credit facilities may contain, certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

        We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on our securities. We will also rely on distributions from our operating partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT status. The ability of subsidiaries of our operating partnership to make distributions to our operating partnership, and the ability of our operating partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. For example, our subsidiaries are party to mortgage loans that prohibit, in the event of default, their distribution of any cash to a related party, including our operating partnership. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make the distributions required to maintain our REIT status.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

        Some of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance our properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

        If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

        We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

        Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

        In the future, we may institute a dividend reinvestment plan, which would allow our stockholders to acquire additional shares of common stock by automatically reinvesting their cash dividends. If our stockholders participate in a dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

        Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:

  •
  In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.

  •
  We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

  •
  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

  •
  If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax unless such sale were made by our taxable REIT subsidiary ("TRS") or if we qualify for a safe harbor from tax.

        We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.

        To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

        We expect to purchase real properties and lease them back to the sellers of such properties. While we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, we cannot assure you that the Internal Revenue Service ("IRS") will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

        We may be deemed to be, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for U.S. federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder's ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for U.S. federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may be subject to adverse legislative or regulatory tax changes affecting REITs that could have a negative effect on us.

        The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our target properties fit into three general categories:

  •
  Warehouse/Distribution—properties generally 200,000 to 1,000,000 square feet in size with ceiling heights between 22 feet and 36 feet and used to store and ship various materials and products.

  •
  Manufacturing—properties generally 75,000 to 250,000 square feet in size with ceiling heights between 16 feet and 22 feet and used to manufacture all types of goods and products.

  •
  Flex/Office—properties generally 50,000 square feet to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.

        We target Class B properties, as compared to Class A properties. The distinction between Class A industrial and Class B industrial properties is subjective. However, we consider Class A and Class B industrial properties to be as follows:

  •
  Class A industrial properties typically possess most of the following characteristics: concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet, truck courts sized to accommodate easy maneuvering of long-haul tractor trailer trucks, energy efficient design characteristics, less than 15 years old and square footage generally in excess of 200,000 square feet.

  •
  Class B industrial properties typically vary from Class A industrial properties in that they have some but not all of the features of the Class A industrial properties. These properties remain functional but are less attractive to high volume distribution users.

Our definition of Class A and Class B may be different from those used by other companies.

        As of December 31, 2011, we owned the properties listed below. Except as otherwise noted in the footnotes, we own fee simple interests in all of the properties.

State	City	Number of Properties	Asset Type	Total Rentable Square Feet
Arkansas
	Rogers	1	Warehouse/Distribution	400,000
Delaware
	Newark(3)	1	Flex/Office	28,653
	Newark(3)	1	Flex/Office	24,012
Florida
	Daytona Beach(3)	1	Manufacturing	142,857
	Pensacola(3)	1	Flex/Office	30,620
	Pensacola(3)	1	Flex/Office	7,409
	Tavares(3)	1	Manufacturing	148,298

State	City	Number of Properties	Asset Type	Total Rentable Square Feet
Georgia
	LaGrange(4)	1	Warehouse/Distribution	249,716
	Conyers(5)	1	Warehouse/Distribution	226,256
Idaho
	Pocatello(3)	1	Flex/Office	43,353
Indiana
	Albion(3)	8	Manufacturing	319,513
	Elkhart(3)	1	Warehouse/Distribution	150,715
	Elkhart(3)	1	Warehouse/Distribution	18,000
	Goshen(5)	1	Warehouse/Distribution	366,000
Iowa
	Sergeant Bluff(3)	1	Flex/Office	148,131
Kansas
	Great Bend(3)	2	Warehouse/Distribution	572,114
Kentucky
	Bardstown(3)	1	Warehouse/Distribution	102,318
	Danville(4)	1	Warehouse/Distribution	766,185
	Georgetown(5)	1	Warehouse/Distribution	97,500
	Louisville(5)	1	Warehouse/Distribution	191,820
	Louisville(5)	1	Warehouse/Distribution	306,000
Maine
	Belfast(4)	5	Flex/Office	318,979
	Lewiston(3)	1	Flex/Office	60,000
Maryland
	Sparks(3)	2	Flex/Office	34,800
Massachusetts
	Malden(3)	1	Manufacturing	46,129
	Malden(3)	1	Manufacturing	63,814
	Norton(8)	1	Warehouse/Distribution	200,000
Michigan
	Chesterfield(3)	1	Warehouse/Distribution	49,849
	Chesterfield(3)	1	Warehouse/Distribution	49,612
	Chesterfield(3)	1	Warehouse/Distribution	68,300
	Chesterfield(3)	1	Warehouse/Distribution	311,042
	Holland(3)	1	Warehouse/Distribution	307,576
	Holland(3)	1	Manufacturing	198,822
	Lansing(5)	1	Warehouse/Distribution	231,000
	Walker(5)	1	Warehouse/Distribution	210,000
Minnesota
	Alexandria(4)	1	Manufacturing	172,170
	Rogers(5)	1	Warehouse/Distribution	386,724
Mississippi
	Jackson(3)	1	Flex/Office	11,600
	Jackson(3)	1	Flex/Office	39,909
Missouri
	Berkeley(7)	1	Warehouse/Distribution	305,550
	Hazelwood(3)	1	Warehouse/Distribution	249,441
	O'Fallon(5)	1	Warehouse/Distribution	77,000

State	City	Number of Properties	Asset Type	Total Rentable Square Feet
New Jersey
	Lopatcong(6)	1	Manufacturing	87,500
	Piscataway(6)	1	Warehouse/Distribution	228,000
New York
	Cheektowaga(4)	1	Warehouse/Distribution	121,760
	Farmington(1)(3)	1	Warehouse/Distribution	149,657
North Carolina
	Charlotte(5)	1	Warehouse/Distribution	465,323
	Charlotte(5)	1	Warehouse/Distribution	491,025
	Creedmoor(4)	1	Warehouse/Distribution	243,048
	Jefferson(3)	2	Manufacturing	103,577
	Lexington(4)	1	Warehouse/Distribution	201,800
	Mooresville(5)	1	Warehouse/Distribution	300,000
	Newton(4)	1	Warehouse/Distribution	187,200
	Rural Hall(4)	1	Warehouse/Distribution	250,000
	Smithfield(4)	1	Warehouse/Distribution	191,450
Ohio
	Boardman(3)	1	Warehouse/Distribution	175,900
	Boardman(3)	1	Manufacturing	95,000
	Canton(3)	1	Warehouse/Distribution	448,000
	Cincinnati(10)(3)	1	Flex/Office	114,532
	Dayton(3)	1	Flex/Office	113,000
	Gahanna(9)	1	Warehouse/Distribution	383,000
	North Jackson(5)	1	Warehouse/Distribution	307,315
	Salem(3)	1	Manufacturing	251,000
	Seville(4)	1	Warehouse/Distribution	75,000
	Seville(4)	1	Warehouse/Distribution	270,000
	Streetsboro(5)	1	Warehouse/Distribution	343,416
	Twinsburg(3)	1	Warehouse/Distribution	120,774
	Youngstown(3)	1	Warehouse/Distribution	153,708
Oregon
	Gresham(5)	1	Warehouse/Distribution	420,690
	Salem(5)	1	Manufacturing	108,000
	Salem(5)	1	Manufacturing	47,900
Pennsylvania
	Pittsburgh(4)	1	Flex/Office	53,183
	Warrendale(4)	1	Warehouse/Distribution	148,065
South Dakota
	Rapid City(3)	1	Flex/Office	137,000
Tennessee
	Cleveland(5)	1	Warehouse/Distribution	151,704
	Madison(5)	1	Warehouse/Distribution	418,406
	Vonore(5)	1	Warehouse/Distribution	342,700
Texas
	Arlington(3)	1	Warehouse/Distribution	94,132
	Fort Worth(5)	1	Warehouse/Distribution	101,500
	Round Rock(3)	1	Manufacturing	79,180
	Waco(2)(4)	1	Warehouse/Distribution	66,400

State	City	Number of Properties	Asset Type	Total Rentable Square Feet
Virginia
	Fairfield(3)	1	Manufacturing	75,221
	Lexington(3)	1	Warehouse/Distribution	15,085
Wisconsin
	Appleton(3)	1	Manufacturing	145,519
	Chippewa Falls	1	Manufacturing	77,700
	Chippewa Falls	1	Manufacturing	19,700
	Mayville(3)	1	Manufacturing	339,179
	Milwaukee(3)	1	Manufacturing	270,000
	Milwaukee(3)	2	Warehouse/Distribution	117,564
	Sun Prairie(4)	1	Warehouse/Distribution	427,000

		105		17,258,600

(1)
Subject to ground lease under PILOT program.

(2)
Subject to ground lease.

(3)
The master loan with Wells Fargo Bank, N.A. (previously owned by Anglo Irish Bank Corporation Limited) is collateralized by this property.

(4)
The credit facility is collateralized by this property.

(5)
The acquisition loan facilities with Connecticut General Life Insurance Company ("CIGNA") are collateralized by this property.

(6)
The Bank of America, N.A. loan is collateralized by this property.

(7)
The Union Fidelity Life Insurance Co. loan is collateralized by this property.

(8)
The Webster Bank, National Association loan is collateralized by this property.

(9)
The Sun Life Assurance Company of Canada (U.S.) is collateralized by this property.

(10)
The parking lot utilized by the tenant adjacent to the property is subject to a ground lease.

  Property Diversification

        The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2011.

Property Type	Total Number of Properties	Occupancy(1)	Total Rentable Square Feet	Percentage of Total Rentable Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
Warehouse	57	94.1%	13,302,340	77.1%	$43,859,000	$3.50	68.0%
Manufacturing	28	88.1%	2,791,079	16.2%	9,374,813	3.81	14.5%
Flex / Office	20	95.2%	1,165,181	6.7%	11,299,842	10.19	17.5%

Total/Weighted Average	105	93.2%	17,258,600	100.0%	$64,533,655	$4.01	100.0%

(1)
Calculated as the average occupancy weighted by each property's rentable square footage.

  Geographic Diversification

        The following table sets forth information relating to geographic diversification by state in our portfolio based on total annualized rent as of December 31, 2011.

	Total Number of Properties	Occupancy(1)	Total Rentable Square Feet	Percentage of Total Rentable Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
North Carolina	10	100.0%	2,433,423	14.1%	$9,475,096	$3.89	14.7%
Ohio	13	83.9%	2,850,645	16.5%	8,449,022	3.53	13.1%
Michigan	8	98.3%	1,426,201	8.3%	4,526,895	3.23	7.0%
Wisconsin	8	98.9%	1,396,662	8.1%	4,156,985	3.01	6.4%
Kentucky	5	100.0%	1,463,823	8.5%	4,125,841	2.82	6.4%
Tennessee	3	100.0%	912,810	5.3%	3,026,693	3.32	4.7%
Maine	6	100.0%	378,979	2.2%	2,834,074	7.48	4.4%
Indiana	11	92.0%	854,228	5.0%	2,750,048	3.50	4.3%
Minnesota	2	100.0%	558,894	3.2%	2,627,609	4.70	4.1%
Oregon	3	100.0%	576,590	3.3%	2,474,253	4.29	3.8%
Florida	4	56.6%	329,184	1.9%	1,893,193	10.16	2.9%
Massachusetts	3	100.0%	309,943	1.8%	1,809,820	5.84	2.8%
All Others	29	87.8%	3,767,218	21.8%	16,384,126	4.96	25.4%

	105	93.2%	17,258,600	100.0%	$64,533,655	$4.01	100.0%

(1)
Calculated as the average occupancy weighted by each property's rentable square footage.

  Industry Diversification

        The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2011

Industry	Total Number of Leases(1)	Total Leased Square Feet	Percentage of Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
Containers & Packaging	10	1,896,795	11.8%	$7,120,459	11.0%
Industrial Equipment, Component & Metals	13	1,669,721	10.4%	6,922,433	10.7%
Business Services	6	777,960	4.8%	5,489,615	8.5%
Food & Beverages	6	1,486,410	9.2%	5,465,556	8.5%
Personal Products	6	1,734,489	10.8%	5,106,601	7.9%
Automotive	6	1,290,280	8.0%	4,980,911	7.7%
Office Supplies	5	1,504,142	9.4%	3,887,855	6.0%
Technology	6	1,028,606	6.4%	3,749,626	5.8%
Aerospace & Defense	7	665,930	4.1%	3,659,524	5.7%
Retail	4	1,109,729	6.9%	3,653,514	5.7%
Finance	2	387,227	2.4%	3,192,670	5.0%
Household Durables	3	615,064	3.8%	2,206,336	3.4%
Air Freight & Logistics	3	645,980	4.0%	2,169,159	3.4%
Healthcare	4	340,295	2.1%	2,148,980	3.3%
Non-Profit/Government	5	148,057	0.9%	1,561,026	2.4%
Building Materials	3	509,290	3.2%	1,523,249	2.4%
Education	4	109,771	0.7%	961,567	1.5%
Other	3	170,304	1.1%	734,574	1.1%

Total/Weighted Average	96	16,090,050	100.0%	$64,533,655	100.0%

(1)
A single lease may cover space in more than one building.

Tenants

        Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2011, our properties were 93.2% leased to 89 tenants in a variety of industries, with no single tenant accounting for more than 4.4% and no single industry accounting for more than 11.0% of our total annualized rent. Our 10 largest tenants account for 28.1% of our annualized rent. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry. As of December 31, 2011, 62% of our tenants (or parents thereof) were publicly rated and 33% were investment grade rated.

        The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2011.

Tenants	Number of Properties	Total Leased Square Feet	Percentage of Total Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
International Paper Company	2	573,323	3.6%	$2,826,348	4.4%
Bank of America, N.A.	5	318,979	2.0%	2,288,674	3.5%
Spencer Gifts, LLC	1	491,025	3.1%	1,890,446	2.9%
Archway Marketing Serv., Inc.	1	386,724	2.4%	1,857,989	2.9%
Stream International Inc.	1	148,131	0.9%	1,777,572	2.8%
Berry Plastics, Inc.	2	315,500	2.0%	1,718,182	2.7%
Unisource Worldwide, Inc.	2	375,947	2.3%	1,474,462	2.3%
Gerdau Ameristeel Perth Amoboy	1	307,315	1.9%	1,453,600	2.3%
ConAgra Foods Packaged Foods,	1	342,700	2.1%	1,387,640	2.2%
JCIM	1	231,000	1.4%	1,372,140	2.1%

Total	17	3,490,644	21.7%	$18,047,053	28.1%

  Lease Expirations

        As of December 31, 2011, our weighted average in-place remaining lease term was approximately 5.6 years. For the year ended December 31, 2011, we have achieved an 88% tenant retention rate for those tenants whose leases were scheduled to expire in 2011. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2011, plus available space, for each of the 10 calendar years beginning with 2011 and thereafter in our portfolio (dollars in thousands, except per square foot data). The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year Lease of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Expiring Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent	Total Annualized Rent per Leased Square Foot
Available	0	1,168,550
MTM(1)	1	128,176	0.7%	$195,810	0.3%	$1.53
2012	13	874,041	5.1%	5,018,912	7.8%	5.74
2013	8	1,757,766	10.2%	5,262,819	8.2%	2.99
2014	16	2,427,815	14.1%	9,622,312	14.9%	3.96
2015	7	356,285	2.1%	2,094,720	3.1%	5.88
2016	15	2,818,890	16.3%	11,578,682	18.0%	4.11
2017	11	2,459,318	14.2%	9,248,614	14.3%	3.76
2018	3	726,029	4.2%	3,743,028	5.8%	5.16
2019	3	772,645	4.5%	3,629,266	5.6%	4.70
Thereafter	19	3,769,085	21.8%	14,139,492	22.0%	3.75

Total/Weighted Average	96	17,258,600	93.2%	$64,533,655	100.0%	$4.01

(1)
Month-to-month leases.

Item 3.    Legal Proceedings

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

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Stockholders' Meeting.

Market Information

        Our common stock has been listed on the NYSE since April 15, 2011 and is traded under the symbol "STAG." The closing share price for our common stock on March 5, 2012, as reported by the NYSE, was $12.95. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

	High	Low	Dividends per common share
Quarter ended December 31, 2011	$11.95	$9.80	$0.26
Quarter ended September 30, 2011	$12.81	$9.55	$0.26
Period April 15, 2011 to June 30, 2011(1)	$12.98	$10.52	$0.2057	(2)

(1)
Information is provided only for the period from April 15, 2011 to June 30, 2011, as shares of our common stock did not begin trading publicly until April 15, 2011. Our common stock began trading on April 15, 2011; however, the initial public offering closed on April 20, 2011.

(2)
The $0.26 per share dividend was pro-rated to $0.2057 per share for the portion of the quarter that we were a public company.

Holders of Our Common Stock

        As of March 5, 2012, we had approximately 26 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

Dividends

        In order to maintain our qualifications as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable net income (not including net capital gains). We have adopted a policy of paying regular quarterly distributions on our common stock, and we have adopted a policy of paying regular quarterly dividends on the common units of our operating partnership. Cash distributions have been paid on our common stock and common units since our initial public offering. Distributions are declared at the discretion of our board of directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors our board of directors may consider relevant.

Performance Graph

        The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor's 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly traded industrial REITs. Stockholders' returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. The graph covers the period from April 15, 2011 to December 31, 2011 and assumed that $100 was invested in STAG Industrial, Inc. common stock and in each index on April 15, 2011 and that all dividends were reinvested.

Cumulative Total Return
Based upon an Initial Investment of $100 on April 15, 2011 with dividends reinvested

        The actual returns shown on the graph above are as follows:

Index	4/15/2011	4/30/2011	5/31/2011	6/30/2011	7/31/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
STAG Industrial, Inc.	$100.00	$105.83	$105.83	$103.80	$104.14	$91.18	$88.60	$93.29	$91.12	$101.89
S&P 500	$100.00	$103.36	$102.19	$100.49	$98.45	$93.10	$86.55	$96.01	$95.80	$96.78
MSCI US REIT Index	$100.00	$106.07	$107.14	$103.20	$104.66	$98.54	$87.38	$99.78	$95.73	$99.67
FTSE NAREIT Equity Industrial Index	$100.00	$102.73	$104.15	$99.53	$99.79	$78.54	$70.83	$85.28	$80.33	$83.12

Item 6.   Selected Financial Data

        The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected historical Consolidated Balance Sheet information as of December 31, 2011, and STAG Predecessor Group's (as hereafter defined) historical Combined Statements of Operations data for the periods from January 1, 2011 to April 19, 2011 and the years ended December 31, 2010, and STAG Industrial, Inc.'s historical Consolidated Statement of Operations data for the period from April 20, 2011 to December 31, 2011, have been derived from the audited financial statements of STAG Industrial, Inc. and STAG Predecessor Group. The selected historical Combined Balance Sheet information as of December 31, 2010 and 2009, and the historical Combined Statements of Operations data for the years ended December 31, 2010, 2009, and 2008, have been derived from the audited Combined Financial Statements of the STAG Predecessor Group. The selected historical balance sheet information as of December 31, 2008 and the historical Combined Statement of Operations data for the year ended December 31, 2007 have been derived from audited Combined Financial Statements of the STAG Predecessor Group. The selected historical Combined Balance sheet information as of December 31, 2007 and the historical Combined Statement of Operations for the year ended December 31, 2007 have been derived from the unaudited combined financial statements of the STAG Predecessor Group. STAG Predecessor Group, which includes the entity that was considered to be our accounting acquirer, consists of those entities that were subsidiaries of Fund III that were contributed to us as part of the formation transactions. The results of operations for all periods presented have been adjusted to reflect discontinued operations:

	STAG Industrial, Inc.	STAG Predecessor Group
	Period from April 20, to December 31, 2011	Period from January 1, to April 19, 2011	Year Ended December 31,
			2010	2009	2008	2007(1)
						(unaudited)
Statement of Operations Data:
Revenue

Total revenue	$44,871	$8,245	$27,583	$29,480	$30,618	$12,364

Expenses
Property	7,943	2,075	6,029	8,406	5,810	1,417
General and administrative	8,365	497	917	1,052	1,086	640
Property acquisition costs	1,088	—	—	—	—	—
Depreciation and amortization	22,733	2,437	9,297	10,007	11,858	4,625
Loss on impairment of assets	—	—	—	—	3,728	—
Other expenses	294	—	—	—	—	—

Total expenses	40,423	5,009	16,243	19,465	22,482	6,682

Other income (expense)
Interest income	28	1	16	66	140	163
Interest expense	(12,182)	(4,053)	(13,771)	(14,003)	(14,684)	(7,768)
Gain (loss) on interest rate swaps	2,179	762	(282)	(1,720)	(1,275)	—
Formation transaction costs	(3,674)	—	—	—	—	—
Offering costs	(78)	—	—	—	—	—

Total other income (expense)	(13,727)	(3,290)	(14,037)	(15,657)	(15,819)	(7,605)

Net loss from continuing operations	$(9,279)	$(54)	$(2,697)	$(5,642)	$(7,683)	$(1,923)

Income (loss) attributable to discontinued operations	52	(175)	(249)	82	(1)	(59)

Net loss	$(9,227)	$(229)	$(2,946)	$(5,560)	$(7,684)	$(1,982)

Less: preferred stock dividends	1,018

Less: loss attributable to noncontrolling interest	(3,396)

Net loss attributable to the common stockholders	(6,849)

Loss from continuing operations attributable to the common stockholders	$(0.44)

Income attributable to discontinued operations per share	0.00

Net loss per share attributable to the common stockholders	$(0.44)

Balance Sheet Data (End of Period):
Rental property, before accumulated depreciation	$502,258	—	$210,186	$210,009	$208,948	$212,688
Rental property, after accumulated depreciation	472,254	—	190,925	195,383	200,268	210,294
Total assets	624,514	—	211,004	220,116	229,731	242,134
Debt	296,779	—	207,550	212,132	216,178	217,360
Total liabilities	314,605	—	219,340	221,637	223,171	220,548
Equity (deficit)	309,909	—	(8,336)	(1,521)	6,560	21,586
Other Data (unaudited):
Dividend declared per common share	$0.7257	—	—	—	—	—
Cash flow provided by operating activities	$14,666	$2,359	$9,334	$8,365	$8,431	$3,488
Cash flow used in investing activities	(114,458)	(581)	(2,088)	(2,040)	(411)	(203,669)
Cash flow (used in) provided by financing activities	116,013	(3,070)	(8,451)	(6,921)	(8,524)	204,581

(1)
Certain properties included as part of STAG Predecessor Group were owned by a related party for the period from August 11, 2006 through May 31, 2007 and were acquired by Fund III on June 1, 2007, its commencement of operations. The period for which certain properties were owned by a related third party is labeled "Antecedent" in the accompanying combined financial statements. We have prepared the results of operations for the year ended December 31, 2007 by combining amounts for 2007 obtained by adding the audited operating results of each of the Antecedent for the period of January 1, 2007 to May 31, 2007 and STAG Predecessor Group for the period of June 1, 2007 to December 31, 2007 (since the difference in basis between Antecedent and STAG Predecessor Group were not materially different and the entities were under common management). Although this combined presentation does not comply with GAAP, we believe that it provides a meaningful method of comparison.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The combined financial statements for the period April 20, 2011 to December 31, 2011 include the financial information of our company, our operating partnership and our subsidiaries. Where the "Company" is referenced in comparisons of financial results between the year ending December 31, 2011 and any quarter or period ended in 2010, the financial information for such quarter or period ended in 2010 relates solely to the STAG Predecessor Group, notwithstanding "Company" being the reference.

Overview

        We are a self-administered and self-managed full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. On April 20, 2011, we completed our initial public offering of 13,750,000 shares common stock and the formation transactions. On May 13, 2011, the underwriters of our initial public offering exercised their option to purchase an additional 2,062,500 shares of common stock at a public offering price of $13.00 per share. On November 2, 2011, we sold 2,760,000 shares (including 360,000 shares pursuant to the underwriters' overallotment option) of the Series A Preferred Stock in an underwritten public offering at a price to the public of $25.00 per share for gross proceeds of $69.0 million.

        As of December 31, 2011, we owned 105 properties in 27 states with approximately 17.3 million rentable square feet, consisting of 57 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties, and our properties were 93.2% leased to 89 tenants, with no single tenant accounting for more than 4.4% of our total annualized rent and no single industry accounting for more than 11% of our total annualized rent.

        We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009. At December 31, 2011, we owned a 67.12% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

  Outlook

        The lack of speculative development generally across the country and specifically in our markets may improve occupancy levels and rental rates in our owned portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive "spread investing" basis. In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing accessible by mid-sized companies.

  Rental Revenue

        We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of December 31, 2011, our properties were approximately 93.2% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

        Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

  Scheduled Lease Expirations

        Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of December 31, 2011, we had approximately 1.2 million rentable square feet of currently available space in our properties. For the year ended December 31, 2011, we have achieved an 88% tenant retention rate for those tenants whose leases were scheduled to expire in 2011.

  Conditions in Our Markets

        The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance.

  Rental Expenses

        Our rental expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our rental expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our property portfolio. The terms of those leases vary and on some occasions we may absorb property related expenses of our tenants. In our modified gross leases, we are responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all aspects of and costs related to the property and its operation during the lease term. Our overall performance will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

  Rental Property and Depreciation

        Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized.

        We evaluate the carrying value of all tangible and intangible real estate assets held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ from actual results. For the periods presented, no impairment charges were recognized.

        For properties considered held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board's (the "FASB") Accounting Standard Codification ("ASC") 360 Property, Plant and Equipment ("ASC 360") are met.

        We present qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as "held for sale," as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property's net income (loss) are reflected as discontinued operations include operating results, depreciation and interest expense (if the property is subject to a secured loan).

        Depreciation expense is computed using the straight-line method based on the following useful lives:

Buildings	40 years
Building and land improvements	5 - 20 years
Tenant improvements	Shorter of useful life or terms of related lease

        Expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized or depreciated over the shorter of their useful lives or the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

        We account for all acquisitions in accordance with ASC 805, Business Combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

        The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships are immediately written off.

        In determining the fair value of the debt assumed, we discount the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate. The associated discount or premium is amortized through interest expense over the life of the debt.

        Using information available at the time the acquisition closed, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed.

  Tenant Accounts Receivable, net

        Tenant accounts receivable, net on the Consolidated and Combined Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

        We accrue rental revenue earned, but not yet receivable, in accordance with GAAP. We maintain an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue.

  Goodwill

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of our company represents amounts allocated to the assembled workforce from the acquired management company. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

  Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, mortgage notes payable, credit facility, and notes payable to related parties. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments.

  Revenue Recognition

        All current leases are classified as operating leases and rental revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

        Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

        We earn revenues from asset management fees, which are included in our Statements of Operations in other income. We recognize revenues from asset management fees when the related fees are earned and are realized or realizable.

        Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our Financial Statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation. We do not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance and certain other expenses.

  Gain on Sale of Real Estate

        Gain on sale of real estate is recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales ("ASC 360-20"). The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

  Income Taxes

        Prior to our initial public offering, the STAG Predecessor Group was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

        We intend to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2011. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

        We will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that we elect to treat as TRSs for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our tenants and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

        We and certain of our subsidiaries are subject to certain state and local income, excise and franchise taxes. These amounts are accrued in the periods the taxes are incurred and are included in other expenses on the Statement of Operations

        We currently have no liabilities for uncertain tax positions.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group (dollars in thousands)

        Within the following Historical Results of Operations, the year ended December 31, 2011 consists of the STAG Predecessor Group's operations for the period January 1, 2011 to April 19, 2011 and our operations for the period April 20, 2011 to December 31, 2011. The year ended December 31, 2010 consists of STAG Predecessor Group's operations.

  Comparison of year ended December 31, 2011 to the year ended December 31, 2010

        The following table summarizes our results of operations for the year ended December 31, 2011 and 2010 (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2011	2010	Change	% Change
Revenue
Rental income	$46,211	$23,829	$22,382	93.9%
Tenant recoveries	5,965	3,754	2,211	58.9%
Other income	940	—	940	100.0%

Total revenue	53,116	27,583	25,533	92.6%

Expenses
Property	5,123	3,213	1,910	59.4%
General and administrative	8,687	332	8,355	2,516.6%
Real estate taxes and insurance	4,895	2,816	2,079	73.8%
Asset management fees	175	585	(410)	(70.1)%
Property acquisition costs	1,088	—	1,088	100.0%
Depreciation and amortization	25,170	9,297	15,873	170.7%
Other expenses	294	—	294	100.0%

Total expenses	45,432	16,243	29,189	179.7%

Other income (expense)
Interest income	29	16	13	81.3%
Interest expense	(16,235)	(13,771)	(2,464)	17.9%
Gain (loss) on interest rate swaps	2,941	(282)	3,223	(1,142.9)%
Formation transaction costs	(3,674)	—	(3,674)	100.0%
Offering costs	(78)	—	(78)	100.0%

Total other income (expense)	(17,017)	(14,037)	(2,980)	21.2%

Net loss from continuing operations	$(9,333)	$(2,697)	$(6,636)	246.1%

Discontinued operations
Income (loss) attributable to discontinued operations	(452)	(249)	(203)	81.5%
Gain on sale of real estate	329	—	329	100.0%

Total income (loss) attributable to discontinued operations	(123)	(249)	126	(50.6)%

Net loss	$(9,456)	$(2,946)	$(6,510)	221.0%

Less: preferred stock dividends	1,018	—	1,018	100.0%
Less: loss attributable to noncontrolling interest	(3,396)	—	(3,396)	100.0%

Net loss attributable to the common stockholders	$(7,078)	$—	$(7,078)	100.0%

  Revenue

        Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

        Total revenue increased by $25.5 million, or 92.6%, to $53.1 million for the year ended December 31, 2011 compared to $27.6 million for the year ended December 31, 2010. For the year ended December 31, 2010, we reported the results only of STAG Predecessor Group. The increase was primarily attributable to additional revenue from properties contributed to our company as part of the formation transactions as well as the acquisitions of fifteen properties during the period April 20, 2011 to December 31, 2011. We also entered into a lease termination with a tenant and recognized approximately $1.8 million of termination income during the year ended December 31, 2011.

        During the period April 20, 2011 to December 31, 2011, Fuller Brush Company, a tenant with approximately 570,000 square feet in two adjacent buildings paying annual rent of $2.12 per square foot at December 31, 2011, became delinquent in their rental payments and we elected to reserve $0.3 million of cash payments in arrears and $0.4 million of non-cash straight line rent accruing over the balance of the lease term. The accrued rent reserve of $0.4 million partially offset the increases in revenue outlined above. Subsequent to year end, on February 21, 2012, the tenant and its parent, CPAC, Inc., our lease guarantor, filed for bankruptcy protection. Subsequently we have received payment from the tenant that covers the balance of all post-petition rent obligations for February and March 2012. We also tested the tangible and intangible assets for impairment, which considered a probability analysis of various scenarios. No impairment charges were recognized as a result of the impairment tests. The Company's estimates of future cash flows expected to be generated in the impairment tests are based on a number of assumptions. These assumptions are generally based on management's experience in its real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairment may be realized in the future.

  Expenses

        Total expenses increased by $29.2 million, or 179.7%, to $45.4 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. For year ended December 31, 2010, we reported the results only of STAG Predecessor Group. The increase was primarily attributable to additional expense from properties contributed to our company as part of the formation transactions as well as the acquisitions of 15 properties during the period April 20, 2011 to December 31, 2011. General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the formation transactions. Additionally, depreciation and amortization increased as a result of the properties acquired in the formation transactions and 15 properties acquired since the formation transactions resulted in an increased asset base. The increase was also attributable to $0.3 million of state taxes and $1.1 million of property acquisition costs related to the acquisition of properties during the year ended December 31, 2011. Expenses also increased as a result of $0.3 million in bad debt expense recorded in relation to Fuller Brush Company as discussed above.

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

        Total other expense increased $3.0 million, or 21.2%, to $17.0 million for the year ended December 31, 2011 compared to $14.0 million for the year ended December 31, 2010. The increase was primarily attributable to $3.7 million of formation transaction costs incurred in connection with the formation transactions and increased interest expense of $2.5 million related to the additions of encumbered properties related to the formation transactions and the acquisition of 15 properties during the period April 20, 2011 to December 31, 2011. The increase was partially offset by an increase in gain on interest rate swaps of $3.2 million.

  Net income (loss) attributable to discontinued operations

        Net loss attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of a property located in Amesbury, MA. The total net loss attributable to discontinued operations decreased $0.1 million or 50.6% to $0.1 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. The decrease was the result of the sale occurring in December 2011 and the gain on sale of $0.3 million being recognized during the year ended December 31, 2011.

  Preferred stock dividends

        During the year ended December 31, 2011, we completed a preferred stock offering, which resulted in an income allocation to the preferred stockholders of $1.0 million. There was no preferred stock outstanding at December 31, 2010, resulting in an increase of $1.0 million to the preferred stock dividends.

  Loss attributable to noncontrolling interest

        We consolidate and are the majority owner of our operating partnership. Loss attributable to noncontrolling interest is an allocation of loss to the limited partners of our operating partnership. There was no noncontrolling interest at December 31, 2010, resulting in an increase of $3.4 million to loss from noncontrolling interest.

  Comparison of year ended December 31, 2010 to year ended December 31, 2009

        The following table summarizes historical results of operations of STAG Predecessor Group for the years ended December 31, 2010 and 2009 (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2010	2009	Change	% Change
Revenue
Rental income	$23,829	$24,979	$(1,150)	(4.6)%
Tenant recoveries	3,754	4,501	(747)	(16.6)%

Total revenue	27,583	29,480	(1,897)	(6.4)%

Expenses
Property	3,213	5,342	(2,129)	(39.9)%
General and administrative	332	467	(135)	(28.9)%
Real estate taxes and insurance	2,816	3,064	(248)	(8.1)%
Asset management fees	585	585	—	0.0%
Depreciation and amortization	9,297	10,007	(710)	(7.1)%

Total expenses	16,243	19,465	(3,222)	(16.6)%

Other income (expense)
Interest income	16	66	(50)	(75.8)%
Interest expense	(13,771)	(14,003)	232	(1.7)%
Gain (loss) on interest rate swaps	(282)	(1,720)	1,438	(83.6)%

Total other income (expense)	(14,037)	(15,657)	1,620	(10.3)%

Net loss from continuing operations	$(2,697)	$(5,642)	$2,945	(52.2)%

Discontinued operations
Income (loss) attributable to discontinued operations	(249)	82	(331)	(403.7)%
Total income (loss) attributable to discontinued operations	(249)	82	(331)	(403.7)%

Net loss	$(2,946)	$(5,560)	$2,614	(47.0)%

  Revenue

        Total revenue decreased by $1.9 million, or 6.4%, to $27.6 million for the year ended December 31, 2010 compared to $29.5 million for the year ended December 31, 2009. A detailed analysis of the decrease follows. Rental revenue decreased by $1.2 million, or 4.6%, to $23.8 million for the year ended December 31, 2010 compared to $25.0 million for the year ended December 31, 2009. The decrease is primarily attributable to terminated or expiring leases during the year ended December 31, 2010, offset by an increase in new leases and lease escalations. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. Tenant recoveries decreased by $0.7 million, or 16.6%, to $3.8 million for the year ended December 31, 2010, compared to $4.5 million for the year ended December 31, 2009. The decrease is primarily attributable to fewer property expenses being recovered due to lower occupancy resulting from terminated or expiring leases that occurred during the year ended December 31, 2010.

  Expenses

        Property expense, which consists of property operation and maintenance expenses and bad debt expense decreased by $2.1 million, or 39.9%, to $3.2 million for the year ended December 31, 2010 compared to $5.3 million for the year ended December 31, 2009. The decrease was primarily attributable to $1.9 million in bad debt expense incurred during the year ended December 31, 2009. The bad debt expense resulted primarily from non-payment of rent and reimbursable expenses from three financially troubled tenants. General and administrative expenses decreased $0.1 million, or 28.9%, to $0.3 million for the year ended December 31, 2010 from $0.5 million for the year ended December 31, 2009. The decrease was primarily attributable to a lower amount of legal and accounting fees incurred. Real estate taxes and insurance decreased by $0.2 million, or 8.1%, to $2.8 million for the year ended December 31, 2010 compared to $3.1 million for the year ended December 31, 2009. The decrease was primarily attributable to lower insurance fees incurred. Asset management fees remained unchanged at $0.6 million for the years ended December 31, 2010 and 2009, respectively.

        Depreciation and amortization expense decreased $0.7 million, or 7.1%, to $9.3 million for the year ended December 31, 2010 compared to $10.0 million for the year ended December 31, 2009. The decrease was primarily attributable to accelerated amortization of lease intangibles recorded during the year ended December 31, 2009 in connection with certain lease terminations and early vacancies.

  Other Income (Expense)

        Interest income decreased 75.8% to $16 thousand for the year ended December 31, 2010 from $66 thousand for the year ended December 31, 2009. The decrease was primarily attributable to lower cash balances. Interest expense decreased $0.2 million, or 1.7%, to $13.8 million for the year ended December 31, 2010 compared to $14.0 million for the year ended December 31, 2009. The decrease was attributable to a reduction in loan balances due to amortized principal payments. Our loss on interest rate swaps decreased $1.4 million to $0.3 million for the year ended December 31, 2010 compared to $1.7 million for the year ended December 31, 2009. The decrease was primarily attributable to an increase in the forward rate of the underlying LIBOR-based floating rate debt.

  Income attributable to discontinued operations

        Income (loss) attributable to discontinued operations reflects the results of operations related to the December 2011 sale of a property located in Amesbury, MA. The total net income (loss) attributable to discontinued operations decreased $0.3 million or 403.7% to $(0.2) million for the year ended December 31, 2010 compared to $82 thousand for the year ended December 31, 2009. The decrease was a result of the expiration of the single tenant lease at the property.

Cash Flows

  Comparison of the year ended December 31, 2011 to the year ended December, 2010

        The following table summarizes our cash flows for the year ended December 31, 2011 (inclusive of STAG Predecessor Group from the period January 1, 2011 to April, 19, 2011 and STAG Industrial, Inc. from the period April 20, 2011 to December 31, 2011) compared to STAG Predecessor Group's combined cash flows for year ended December 31, 2010 (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2011	2010	Change	% Change
Cash provided by operating activities	$17,025	$9,334	$7,691	82.4%
Cash used in investing activities	(115,039)	(2,088)	(112,951)	5,409.5%
Cash provided by (used in) financing activities	112,943	(8,451)	121,394	(1,436.4)%

        Net cash provided by operating activities.    Net cash provided by operating activities increased $7.7 million to $17.0 million for the year ended December 31, 2011 compared to $9.3 million for the year ended December 31, 2010. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the formation transactions and the acquisition of 15 properties during the period April 20, 2011 to December 30, 2011.

        Net cash used in investing activities.    Net cash used in investing activities increased by $113.0 million to $115.0 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2010. The change is primarily attributable to additions of 15 properties during the period April 20, 2011 to December 31, 2011.

        Net cash provided by (used in) financing activities.    Net cash provided by (used in) financing activities increased $121.4 million to $112.9 million for the year ended December 31, 2011 compared to $(8.5) million for the year ended December 31, 2010. The change is primarily attributable to the net proceeds from our initial public offering, the Series A Preferred Stock offering, mortgage notes and the credit facility offset by the repayment of mortgage notes payable with offering proceeds.

  Comparison of year ended December 31, 2010 to the year ended December 31, 2009

        The following table summarizes the historical cash flows of STAG Predecessor Group for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Years Ended December 31,
				% change
	2010	2009	Change
Cash provided by operating activities	$9,334	$8,365	$969	11.6%
Cash used in investing activities	(2,088)	(2,040)	(48)	2.4%
Cash used in provided by financing activities	(8,451)	(6,921)	(1,530)	22.1%

        Net cash provided by operating activities.    Net cash provided by operating activities increased $1.0 million to $9.3 million for the year ended December 31, 2010 compared to $8.4 million for the year ended December 31, 2009. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities, most notably an increase due to related parties attributable to the unpaid guarantee fees.

        Net cash used in investing activities.    Net cash used in investing activities increased $48 thousand to $2.1 million for the year ended December 31, 2010 compared to $2.0 million for the year ended December 31, 2009. The change is attributable to an increase in building improvements made during the year ended December 31, 2010.

        Net cash used in financing activities.    Net cash used in financing activities increased $1.5 million to $8.5 million for the year ended December 31, 2010 compared to $6.9 million for the year ended

December 31, 2009. The increase was primarily attributable to an increase in principal payments on mortgage loans, partially offset by a decrease in deferred financing fees.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off-balance sheet arrangements.

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

        In addition, we require funds for future dividends and distributions to be paid to our common stockholders and unit holders in our operating partnership. On July 15, 2011, we paid the second quarter dividend of $0.26 per share to all stockholders of record on June 30, 2011, pro-rated to $0.2057 per share for the portion of the quarter that we were a public company. On October 14, 2011, we paid the third quarter dividend of $0.26 per share to all stockholders of record on September 30, 2011. On December 15, 2011, our board of directors declared, and we accrued, the fourth quarter dividend of $0.26 per share to all stockholders of record on December 30, 2011, which was subsequently paid on January 13, 2012.

        On November 2, 2011, we sold 2,760,000 shares (including 360,000 shares pursuant to the underwriters' exercise of their overallotment option) of the Series A Preferred Stock in an underwritten public offering at a price to the public of $25.00 per share for gross proceeds of $69.0 million. After deducting underwriting discounts and offering expenses, net proceeds amounted to approximately $66.3 million. We pay cumulative dividends on the Series A Preferred Stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year, which commenced on December 30, 2011 at a pro-rated amount for the period November 2, 1011 to December 30, 2011. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. We used the net proceeds to repay our indebtedness under the credit facility, to fund acquisitions, and for general corporate purposes.

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

        Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, and issuance of equity securities, or, in connection with acquisitions of additional properties, the issuance of common units of our operating partnership, property dispositions, and joint venture transactions.

  Indebtedness Outstanding

        The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2011 (dollars in thousands):

Loan	Principal		Fixed/Floating	Rate	Maturity
Wells Fargo Master Loan(1)	$134,066		LIBOR + 3.00% (2)	5.165% (3)	Oct-31-2013
CIGNA-1 Facility(4)	60,369		Fixed	6.50%	Feb-1-2018
CIGNA-2 Facility(5)	59,186		Fixed	5.75%	Feb-1-2018
CIGNA-3 Facility	17,150		Fixed	5.88%	Oct-1-2019
Bank of America, N.A.	8,324	(6)	Fixed	7.05% (7)	Aug-1-2027
Credit Facility	—		LIBOR + 2.50%	2.795%	Apr-20-2014
Union Fidelity Life Insurance Co.	7,227	(8)	Fixed	5.81%	Apr-30-2017
Webster Bank National Association	6,128		Fixed	4.22%	Aug-4-2016
Sun Life Assurance Company of Canada (U.S.)(6)	4,329	(9)	Fixed	6.05%	Jun-1-2016

Total/Weighted Average	$296,779			5.66%

(1)
On October 25, 2011, Wells Fargo Bank, N.A. ("Wells Fargo") closed its purchase and assumption of the Anglo Irish Bank Corporation Limited ("Anglo Irish") Master Loan and the Anglo Irish Master Loan Swap (the "Wells Fargo Master Loan").

(2)
Swapped for a fixed rate of 2.165% plus a 3.00% spread for an effective fixed rate of 5.165%. The swap expired on January 31, 2012.

(3)
The interest rate disclosed is the swapped rate as of December 31, 2011. Subsequently, the interest rate swap expired on January 31, 2012 and the interest rate reverted to LIBOR plus 3.00%. Refer to Interest Rate Risk within Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations for further considerations of the expiration of the interest rate swap.

(4)
Acquisition loan facility with Connecticut General Life Insurance Company ("CIGNA") that was originally entered into in July 2010 (the "CIGNA-1 facility") (which has no remaining borrowing capacity).

(5)
Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the "CIGNA-2 facility"). As of December 31, 2011, we had approximately $5.8 million of borrowing capacity under the CIGNA-2 facility.

(6)
Principal outstanding includes an unamortized fair market value premium of $71 thousand as of December 31, 2011.

(7)
Interest rate increases to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity, but is prepayable without penalty from May 1, 2012 through and including August 1, 2012.

(8)
Principal outstanding includes an unamortized fair market value premium of $192 thousand as of December 31, 2011.

(9)
Principal outstanding includes an unamortized fair market value premium of $308 thousand as of December 31, 2011.

        On July 8, 2011, we entered into a $65.0 million acquisition loan facility with CIGNA (the "CIGNA-3 facility"). The CIGNA-3 facility has an interest rate of 5.88% and is scheduled to mature on October 1, 2019. The CIGNA-3 facility has a remaining borrowing capacity of approximately $47.9 million as of December 31, 2011.

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

        The Wells Fargo Master Loan, CIGNA-1, CIGNA-2 and CIGNA-3 facilities contain provisions that cross-default the loans and cross-collateralize the properties secured by each of the loans. In addition, each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities requires a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

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

  Credit Facility

        On April 20, 2011, we closed a loan agreement for a secured corporate revolving credit facility of up to $100.0 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The credit facility is secured, among other things, by mortgages granted by various indirect subsidiaries of our operating partnership. Proceeds from the credit facility have been and will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $100.0 million to $200.0 million under certain circumstances. On October 17, 2011, we closed on an amendment to the credit facility to improve pricing, increase the borrowing capacity and create additional flexibility in our covenants.

        The total amount available for us to borrow under the credit facility is the lesser of (i) the aggregate commitment, (ii) prior to satisfaction of an appraisal condition with respect to the collateral pool, 50% of the value of the borrowing base properties, and following satisfaction of an appraisal condition with respect to the collateral pool, 55% of the value of the borrowing base properties, or (iii) prior to satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.75x, and following satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.6x. At December 31, 2011, the total available capacity under the credit facility was approximately $60.0 million.

        Interest and Fees:    We may elect to have borrowings under the credit facility bear interest at a rate per annum equal to (i) LIBOR plus 225 basis points to 325 basis points, depending on our ratio of consolidated debt to total asset value, or (ii) base rate plus 125 basis points to 225 basis points, dependent on our ratio of consolidated debt to total asset value. We will also pay certain customary fees and expense reimbursements, including an unused fee equal to 0.50% of the unused balance of the credit facility if usage is less than 50% of the capacity and 0.35% if usage is greater than 50%.

        Financial Covenants:    Our ability to borrow under the credit facility is subject to ongoing compliance with a number of financial covenants, including:: (i) maximum leverage ratio of total liabilities to total asset value not exceeding 55% (provided that such percentage may be increased above 55% but not greater than 60% for two consecutive quarters not more than once during the term of the credit facility), (ii) the ratio of consolidated EBITDA (as defined in the agreement) to consolidated fixed charges shall not be less than 1.5 to 1.0 through the quarters ending December 31, 2011 and March 31, 2012, increasing to 1.75 to 1.0 as of each quarter thereafter, provided that following satisfaction of the appraisal condition for the collateral pool such ratio shall be reduced to 1.75 to 1.0, (iii) maximum recourse indebtedness of no more than 15% of total assets, and (iv) tangible net worth of not less than 85% of tangible net worth at the closing of our initial public offering plus 75% of future net equity proceeds along with other covenants which generally limit or restrict investments in unconsolidated joint ventures, mezzanine loans and mortgage receivables, unimproved land, and other investments which are not core to our investment focus. In addition, the credit facility prohibits the direct and indirect subsidiaries of our operating partnership which own properties that are mortgaged to secure the credit facility from incurring indebtedness or guaranteeing debt, other than the credit facility itself.

        Events of Default:    The credit facility contains customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the credit facility, cross-defaults to other material debt and bankruptcy or other insolvency events.

  Contractual Obligations

        The following table reflects our contractual obligations as of December 31, 2011, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Principal payments	$296,208	$8,872	$133,095	$14,438	$139,803
Interest payments—fixed rate debt(3)	71,692	14,332	22,784	18,513	16,063
Operating lease and ground leases(3)	7,448	534	1,112	914	4,888

Total	$375,348	$23,738	$156,991	$33,865	$160,754

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the Wells Fargo Master Loan also stipulate that a capital improvement escrow be funded monthly in an amount equal to the difference between the payments required under a 25-year amortizing loan and a 20-year amortizing loan. The terms of the loan agreements for each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. The funding of these reserves is not included in the table above.

(3)
Not included in our Consolidated and Combined Balance Sheets.

Interest Rate Risk

        ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders equity. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The STAG Predecessor Group and the other entities that contributed to our formation did not designate the hedges at the time of inception and therefore, our existing investment in the interest rate swaps does not qualify as an effective hedge for accounting purposes, and as such, changes in the swaps' fair market values are being recorded in earnings.

        As of December 31, 2011, we had approximately $134.1 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $0.2 million net fair value. This interest rate swap expired on January 31, 2012. As this interest rate swap was entered into prior to our initial public offering and therefore prior to us reporting in conformity with GAAP, it is designated as non-hedge instruments. As part of the formation transactions, we assumed and terminated an interest rate swap with a notional amount of $45.0 million with terms to receive LIBOR and pay 1.98%, and paid breakage fees of $0.3 million. We also assumed an interest rate swap with a notional amount of $31.0 million with terms to receive LIBOR and pay 1.67%, which expired on August 1, 2011, and was collateralized under the credit facility.

        As of December 31, 2011, we had no debt bearing interest at a variable rate or which was not subject to an interest rate swap. To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. As we had no debt bearing interest at a variable rate at December 31, 2011, changes in interest rates would not have had an impact on us at December 31, 2011. As discussed above, the interest rate swap that converts our only variable rate debt to a fixed interest rate expired on January 31, 2012, and as a result, we are now subject to debt bearing interest at a variable rate of LIBOR plus 300 basis points.

Inflation

        The majority of our leases is either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Non-GAAP Financial Measures

        In this report, we disclose and discuss FFO, which meets the definition of a "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of this measure provides useful information to investors.

        FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

  Funds From Operations

        We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment write-downs of depreciable real estate, real estate related depreciation and amortization (excluding amortization of deferred financing costs and fair market value of debt adjustment) and after adjustments for unconsolidated partnerships and joint ventures.

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

        However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	The Company	Predecessor
	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Net loss	$(9,227)	$(229)
Depreciation and amortization	22,794	2,459
Gain on sale of real estate	(329)	—

FFO	$13,238	$2,230

Preferred stock dividends	(1,018)	—

FFO attributable to common stockholders and unit holders	$12,220	$2,230

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps. As of December 31, 2011, all of our debt is fixed rate or is subject to an interest rate swap except the credit facility, which had no outstanding balance at

December 31, 2011. As of December 31, 2011, the fair value of our interest rate swap liability was $0.2 million.

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

        As of December 31, 2011, we had total outstanding debt of approximately $296.8 million, which includes $0.6 million of fair market value of debt adjustments, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Approximately $134.1 million of our outstanding debt as of December 31, 2011 bears interest at a variable rate, all of which has been hedged through a floating-to-fixed interest rate swap whereby we swapped the variable rate interest on the hedged debt for a fixed rate of interest through January 31, 2012. The variable rate component of our mortgage debt is LIBOR based. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our variable rate debt due to the fact that the variable rate debt is swapped as of December 31, 2011.

        As of December 31, 2011, approximately $162.1 million of our consolidated borrowings bore interest at fixed rates, as shown in the table below (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Secured mortgage notes payable
Fixed rate(1)	2,502	2,614	2,785	2,956	11,482	139,803	162,142	164,350
Average interest rate on fixed rate debt	6.06%	6.08%	6.09%	6.10%	5.21%	6.24%	6.16%
Variable rate(2)	6,370	127,696	—	—	—	—	134,066	134,067

Total debt	8,872	130,310	2,785	2,956	11,482	139,803	296,208	298,417

(1)
Includes principal due to Bank of America, N.A., upon which interest increases from 7.05% to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continuesthrough maturity, but is prepayable without penalty May 1, 2012 through and including August 1, 2012.

(2)
Represents principal due to Wells Fargo. This variable debt was swapped for a fixed rate of 2.165% plus a 3.00% spread for an effective fixed rate of 5.165%. The swap expired on January 31, 2012. Because the swap expired in January, 2012, the entire balance is being presented as variable rate debt. The contractual interest rate of this debt is LIBOR plus 3%.

         As of December 31, 2011, we were party to the interest rate swaps shown in the table below (dollars in thousands).

	Notional Amount	Fair Value at December 31, 2011	Fixed Pay Rate	Expiration Date
Interest Rate Swaps
Wells Fargo Master Loan Swap	$141,000	$(215)	2.165%	January 31, 2012

        The market value of the swap depends heavily on the current market fixed rate, the corresponding term structures of variable rates and the expectation of changes in future variable rates. As expectations of future variable rates increase, the market value of the swap increases. We will treat the swap as non-hedge instruments and, accordingly, recognize the fair value of the swap as an asset or liability on our balance sheet, with the change in fair value recognized in our statements of operations.

        No assurance can be given that our hedging activities will have the desired beneficial effect on our results of operations or financial condition.

        Interest risk amounts are our management's estimates and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 8.    Financial Statements and Supplementary Data

        The required response under this Item is submitted in a separate section of this report. See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

  1.
  Financial Statements

    The financial statements listed in the accompanying Index to Financial Statements on page F-1 are filed as a part of this report.

  2.
  Financial Statement Schedules

    The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on page F-1. All other financial statement schedules are not applicable.

  3.
  Exhibits

        The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc.(4)
3.2	Articles Supplementary of STAG Industrial, Inc.(9)
3.3	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(11)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreeement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(10)
10.3	2011 Equity Incentive Plan(3)**
10.4	2011 Outperformance Program(7)**
10.5	Form of LTIP Unit Agreement(3)**

Exhibit Number	Description of Document
10.6	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)**
10.7	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)**
10.8	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)**
10.9	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)**
10.10	Employment Agreement with David G. King, dated April 20, 2011(5)**
10.11	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)**
10.12	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.13	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.14	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments III, LLC, as amended(11)
10.15	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments IV, LLC, as amended(11)
10.16
Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., Net Lease Aggregation Funds, LLC, Innovative Promotions LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(11)
10.17
Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., BSB STAG III, LLC, STAG III Employees, LLC, Benjamin S. Butcher, NED STAG III Residual LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(11)
10.18	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and STAG GI Investments, LLC, as amended(11)
10.19	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.(5)
10.20
Loan Agreement dated as of August 11, 2006 by and among affiliates of STAG Investments III, LLC, Anglo Irish Bank Corporation Limited and certain other lenders party thereto, as amended by that certain Joinder to Loan Agreement, Modification to Senior Loan Agreement and Third Modification to Bridge Loan Agreement dated December 20, 2007, as amended by that certain Joinder to Loan Agreement, Second Modification to Senior Loan Agreement and Fourth Modification to Bridge Loan Agreement dated February 12, 2008, as amended by that certain Third Modification to Senior Loan Agreement, Eighth Modification to Bridge Loan Agreement and Agreement to Release Properties dated July 28, 2008, as further amended by that certain Fourth Modification to Senior Loan Agreement dated as of January 31, 2009(1)
10.21	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.22	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)

Exhibit Number	Description of Document
10.23	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.24	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC(5)
10.25	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)
10.26	Services Agreement between STAG Industrial Management LLC and STAG Manager IV, LLC(5)
10.27	Fifth Modification to Senior Loan Agreement by and among affiliates of STAG Investments III, LLC and Anglo Irish Bank Corporation Limited(5)
10.28
Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger(5)
10.29
First Amendment to Credit Agreement, dated as of September 30, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(11)
10.30
Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(8)
12.1	Computation of ratios of earnings to fixed charges and preferred dividends*
21.1	Subsidiaries of STAG Industrial, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders' Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*
Filed herewith.

**
Represents management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.

(2)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.

(3)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.

(4)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.

(5)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

(6)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

(7)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011.

(8)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.

(9)
Incorporated by reference to STAG Industrial, Inc.'s Post-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-177131) filed with the Securities and Exchange Commission on November 2, 2011.

(10)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.

(11)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: March 9, 2012	By:	/s/ BENJAMIN S. BUTCHER Benjamin S. Butcher Chairman, Chief Executive Officer and President

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of STAG Industrial, Inc., hereby severally constitute Benjamin S. Butcher and Gregory W. Sullivan, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable STAG Industrial, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature

March 9, 2012	/s/ BENJAMIN S. BUTCHER Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
March 9, 2012	/s/ F. ALEXANDER FRASER F. Alexander Fraser	Director
March 9, 2012	/s/ JEFFREY D. FURBER Jeffrey D. Furber	Director
March 9, 2012	/s/ LARRY T. GUILLEMETTE Larry T. Guillemette	Director
March 9, 2012	/s/ FRANCIS X. JACOBY III Francis X. Jacoby III	Director

Date	Signature

March 9, 2012	/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Director
March 9, 2012	/s/ HANS S. WEGER Hans S. Weger	Director
March 9, 2012	/s/ GREGORY W. SULLIVAN Gregory W. Sullivan	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2011 for STAG Industrial, Inc. and Combined Balance Sheet for STAG Predecessor Group as of December 31, 2010	F-4

Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011, and for the Years Ended December 31, 2010 and 2009

F-5

Consolidated and Combined Statements of Stockholders' Equity for STAG Industrial, Inc. for the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and for the Years Ended December 31, 2010 and 2009

F-6

Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and the Combined Statements of Cash Flows for STAG Predecessor Group for the Years ended December 31, 2010 and 2009

F-7
Notes to Consolidated and Combined Financial Statements	F-8
Financial Statement Schedule—Schedule II	F-40
Financial Statement Schedule—Schedule III	F-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 20, 2011 to December 31, 2011 present fairly, in all material respects, the financial position of STAG Industrial, Inc. at December 31, 2011 and the results of their operations and their cash flows for the period from April 20, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from April 20, 2011 to December 31, 2011 listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2012

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

        In our opinion, the accompanying combined balance sheet as of December 31, 2010 and the related combined statements of operations, owners' equity and cash flows for the period from January 1, 2011 to April 19, 2011 and for each of the two years in the period ended December 31, 2010 present fairly, in all material respects, the combined financial position of STAG Predecessor Group at December 31, 2010 and the results of their operations and their cash flows for the period from January 1, 2011 to April 19, 2011, and for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from January 1, 2011 to April 19, 2011 and for the two years in the period ended December 31, 2010 listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2012

Part I. Financial Information
Item 1. Financial Statements

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Balance Sheets

(in thousands, except share data)

	STAG Industrial, Inc. December 31, 2011	STAG Predecessor Group December 31, 2010
Assets
Rental Property:
Land	$70,870	$25,086
Buildings	394,822	173,456
Tenant improvements	25,056	8,197
Building and land improvements	11,510	3,447
Less: accumulated depreciation	(30,004)	(19,261)

Total rental property, net	472,254	190,925
Cash and cash equivalents	16,498	1,567
Restricted cash	6,611	2,571
Tenant accounts receivable, net	5,592	3,725
Prepaid expenses and other assets	1,355	458
Deferred financing fees, net	2,634	118
Leasing commissions, net	954	133
Goodwill	4,923	—
Due from related parties	400	—
Deferred leasing intangibles, net	113,293	11,507

Total assets	$624,514	$211,004

Liabilities and Equity
Liabilities:
Mortgage notes payable	$296,779	$203,166
Notes payable to related party	—	4,384
Credit facility	—	—
Accounts payable, accrued expenses and other liabilities	6,044	2,680
Interest rate swaps	215	3,277
Tenant prepaid rent and security deposits	3,478	1,204
Dividends payable	6,160	—
Deferred leasing intangibles, net	1,929	976
Due to related parties	—	3,653

Total liabilities	$314,605	$219,340

Commitments and contingencies
Equity:
Predecessor's owners' deficit	—	(8,336)
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2011	69,000	—
Common stock $0.01 par value, 100,000,000 shares authorized, 15,901,560 shares outstanding at December 31, 2011	159	—
Additional paid-in capital	179,919	—
Common stock dividends in excess of earnings	(18,385)	—

Total stockholders' and owner's deficit	230,693	(8,336)
Noncontrolling interest	79,216	—

Total equity (deficit)	309,909	(8,336)

Total liabilities and equity	$624,514	$211,004

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(in thousands, except share data)

	STAG Industrial, Inc. Period from April 20 to December 31, 2011	STAG Predecessor Group Period from January 1 to April 19, 2011	STAG Predecessor Group For the Year ended December 31, 2010	STAG Predecessor Group For the Year ended December 31, 2009
Revenue
Rental income	$39,184	$7,027	$23,829	$24,979
Tenant recoveries	4,747	1,218	3,754	4,501
Other income	940	—	—	—

Total revenue	44,871	8,245	27,583	29,480

Expenses
Property	3,930	1,193	3,213	5,342
General and administrative	8,365	322	332	467
Real estate taxes and insurance	4,013	882	2,816	3,064
Asset management fees	—	175	585	585
Property acquisition costs	1,088	—	—	—
Depreciation and amortization	22,733	2,437	9,297	10,007
Other expenses	294	—	—	—

Total expenses	40,423	5,009	16,243	19,465

Other income (expense)
Interest income	28	1	16	66
Interest expense	(12,182)	(4,053)	(13,771)	(14,003)
Gain (loss) on interest rate swaps	2,179	762	(282)	(1,720)
Formation transaction costs	(3,674)	—	—	—
Offering costs	(78)	—	—	—

Total other income (expense)	(13,727)	(3,290)	(14,037)	(15,657)

Net loss from continuing operations	$(9,279)	$(54)	$(2,697)	$(5,642)

Discontinued operations
Income (loss) attributable to discontinued operations	(277)	(175)	(249)	82
Gain on sale of real estate	329	—	—	—

Total income (loss) attributable to discontinued operations	52	(175)	(249)	82

Net loss	$(9,227)	$(229)	$(2,946)	$(5,560)

Less: preferred stock dividends	1,018
Less: loss attributable to noncontrolling interest	(3,396)

Net loss attributable to the common stockholders	$(6,849)

Weighted average common shares outstanding—basic and diluted	15,630,910

Income (loss) per share—basic and diluted
Loss from continuing operations attributable to the common stockholders	$(0.44)
Discontinued operations	$0.00

Loss per share—basic and diluted	$(0.44)

Dividends declared per common share	$0.7257

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders' Equity

(in thousands, except share data)

					Common Stock Dividends in excess of Earnings			Noncontrolling Interest—Unit holders in Operating Partnership
		Common Shares
	Preferred Stock			Additional Paid in Capital		Predecessor's Owner's Deficit	Total Stockholder's Equity
		Shares	Amount						Total Equity
Balance, December 31, 2008 (STAG Predecessor Group)	$—	—	$—	$—	$—	$6,560	$6,560	$—	$6,560
Distributions	—	—	—	—	—	(2,521)	(2,521)	—	(2,521)
Net loss	—	—	—	—	—	(5,560)	(5,560)	—	(5,560)

Balance, December 31, 2009	$—	—	$—	$—	$—	$(1,521)	$(1,521)	$—	$(1,521)

Distributions	—	—	—	—	—	(3,869)	(3,869)	—	(3,869)
Net loss	—	—	—	—	—	(2,946)	(2,946)	—	(2,946)

Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)

Period from January 1 to April 19, 2011
(STAG Predecessor Group)
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	4,420	4,420	—	4,420
Distributions	—	—	—	—	—	(9,900)	(9,900)	—	(9,900)
Net loss	—	—	—	—	—	(229)	(229)	—	(229)

Balance, April 19, 2011	$—	—	$—	$—	$—	$(14,045)	$(14,045)	$—	$(14,045)

Period from April 20 to December 31, 2011
(STAG Industrial Inc.)
Balance, April 20, 2011	$—	110	$—	$2	$—	$(14,045)	$(14,043)	$—	$(14,043)
Proceeds from sale of common stock	—	15,812,500	158	205,405	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	—	(110)	—	(2)	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	95,670	95,670
Exchange of owners' equity for units	—	—	—	—	—	14,045	14,045	(14,045)	—
Offering costs	—	—	—	(19,537)	—	—	(19,537)	—	(19,537)
Issuance of restricted stock	—	80,809	1	(1)	—	—	—	—	—
Issuance of common stock	—	8,251	—	—	—	—	—	—	—
Issuance of series A preferred stock	69,000	—	—	—	—	—	69,000	—	69,000
Dividends	(1,018)	—	—	—	(11,536)	—	(12,554)	(5,654)	(18,208)
Stock-based compensation	—	—	—	342	—	—	342	351	693
Rebalancing of noncontrolling interest	—	—	—	(6,290)	—	—	(6,290)	6,290	—
Net income (loss)	1,018	—	—	—	(6,849)	—	(5,831)	(3,396)	(9,227)

Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Stag Industrial, Inc. (Period from April 20 to December 31, 2011)	STAG Predecessor Group (Period from January 1 to April 19, 2011)	STAG Predecessor Group (For the year ended December 31, 2010)	STAG Predecessor Group (For the year ended December 31, 2009)
Cash flows from operating activities:
Net loss	$(9,227)	$(229)	$(2,946)	$(5,560)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,794	2,459	9,599	10,708
Non-cash portion of interest expense	737	31	—	—
Intangible amortization in rental income, net	2,776	(2)	(34)	284
Tenant straight line receivable, net	(1,036)	(16)	(641)	(818)
(Gain) loss on interest rate swaps	(2,179)	(762)	282	1,720
Stock-based compensation expense	693	—	—	—
Gain on sale of real estate from discontinued operations	(329)	—	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(695)	88	496	812
Leasing commissions, net	(877)	(24)	(101)	(5)
Restricted cash	(124)	—	—	—
Prepaid expenses and other assets	(207)	(87)	127	(112)
Accounts payable, accrued expenses and other liabilities	1,503	106	328	338
Tenant prepaid rent and security deposits	783	169	(860)	590
Due to related parties	54	767	3,056	425
Due from related parties	—	(141)	28	(17)

Total adjustments	23,893	2,588	12,280	13,925

Net cash provided by operating activities	14,666	2,359	9,334	8,365

Cash flows from investing activities:
Additions of land and building improvements	(80,191)	(39)	(1,500)	(1,293)
Proceeds from sale of real estate	4,507	—	—	50
Restricted cash	(1,561)	(542)	(588)	(797)
Cash paid for contributed assets, net	(2,159)	—	—	—
Cash paid for deal deposits, net	(130)	—	—	—
Additions to lease intangibles	(34,924)	—	—	—

Net cash used in investing activities	(114,458)	(581)	(2,088)	(2,040)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	205,563	—	—	—
Offering costs related to issuance of common stock	(17,042)	—	—	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	(2)	—	—	—
Proceeds from issuance of preferred stock	69,000	—	—	—
Offering costs related to issuance of preferred stock	(2,495)	—	—	—
Proceeds from notes payable to related parties	—	789	—	4,384
Repayment of notes payable to related parties	(10,366)	—	—	—
Proceeds from secured corporate credit facility	34,500	—	—	—
Repayment of secured corporate credit facility	(34,500)	—	—	—
Proceeds from mortgage notes payable	48,339	—	—	—
Repayment of mortgage notes payable	(160,645)	(1,180)	(4,582)	(8,430)
Termination of swap contracts	(894)	—	—	—
Payment of loan fees and costs	(3,397)	—	—	(354)
Distributions	(12,048)	(2,679)	(3,869)	(2,521)

Net cash provided by (used in) financing activities	116,013	(3,070)	(8,451)	(6,921)

Increase (decrease) in cash and cash equivalents	16,221	(1,292)	(1,205)	(596)
Cash and cash equivalents—beginning of period	277	1,567	2,772	3,368

Cash and cash equivalents—end of period	$16,498	$275	$1,567	$2,772

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

1. Organization and Description of Business

        STAG Industrial, Inc. (the "Company") is a Maryland corporation formed on July 21, 2010 that did not have any operating activity until the consummation of its initial public offering of common stock (the "IPO") and the related formation transactions (the "formation transactions") on April 20, 2011. The Company is the majority owner of the STAG Industrial Operating Partnership, L.P. (the "Operating Partnership"), which was formed on December 21, 2009. STAG Industrial GP, LLC, which was formed as a Delaware limited liability company on December 21, 2009, is a wholly owned subsidiary of the Company and is the sole general partner of the Operating Partnership. As of December 31, 2011, the Company owned 67.12% of the Operating Partnership. The Company is engaged in the business of acquiring, owning, leasing and managing of real estate, consisting primarily of industrial properties located throughout the United States. As of December 31, 2011, the Company owned 105 properties in 27 states with approximately 17.3 million rentable square feet, consisting of 57 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties. The Company's properties were 93.2% leased to 89 tenants as of December 31, 2011. As used herein, "the Company" refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

        The Company's "predecessor" for accounting purposes is STAG Predecessor Group (or "Predecessor"), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC (a Participant, as hereafter defined) prior to the IPO. STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States. The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor's financial information; the financial information contained in this report for any time period from April 20, 2011 through December 31, 2011 is the Company's financial information.

        On April 20, 2011, concurrent with the IPO, the members of limited liability companies affiliated with the Company (collectively, the "Participants") that held direct or indirect interests in their real estate properties elected to take limited partnership units in the Operating Partnership ("common units") in exchange for the contribution of their properties to the Company. The formation transactions were designed to (i) continue the operations of Predecessor, (ii) enable the Company to raise the necessary capital to acquire certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

        The operations of the Company are carried on primarily through the Operating Partnership. The Company intends to elect the status of and qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the 2011 tax year. The Company is fully integrated, self-administered, and self-managed.

        On April 20, 2011, in connection with the IPO, the following formation transactions were completed:

  •
  The Company issued 13,750,000 shares of its common stock for $13.00 per share.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

1. Organization and Description of Business (Continued)

  •
  The Company acquired certain assets and related debt of STAG Predecessor Group and of the Participants. In exchange for such assets and related debt, STAG Predecessor Group and the Participants were issued a total of 7,590,000 common units of the Operating Partnership, with an aggregate value of approximately $98.7 million.

  •
  The Company closed a loan agreement for a secured corporate revolving credit facility (the "credit facility") of up to $100 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The credit facility has an accordion feature that allows the Company to request an increase in the total commitments of up to $100 million to $200 million under certain circumstances.

  •
  The net proceeds of the IPO, together with borrowings in the amount of approximately $11.0 million under the credit facility, repaid approximately $164.7 million in certain outstanding indebtedness (including $2.5 million of direct costs associated with the obtaining and retiring of indebtedness and the termination of interest rate swaps) and $0.3 million to pay transfer taxes and other fees.

        The Company received net proceeds from the IPO of approximately $166.3 million, reflecting the gross proceeds of approximately $178.8 million, net of underwriting fees of approximately $12.5 million. In connection with the exercise of the underwriters' overallotment option, on May 13, 2011, the Company issued an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million in net proceeds after the underwriters' discount and offering costs. The Company incurred formation transaction costs and offering costs of $6.2 million of which $3.7 million is expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. All of the shares of common stock were sold by the Company and there were no selling stockholders in the IPO. On May 17, 2011, the Company used a portion of the proceeds from the exercise of the overallotment option to repay the $11.0 million outstanding under the credit facility and retained the balance for future acquisitions and other general corporate needs.

        As of December 31, 2011, there were three vacant properties owned by STAG Investments III, LLC ("Fund III") and not contributed to the Company in the formation transactions (the "Option Properties"). Upon approval of the Company's independent directors, the Company has the right to acquire any of the Option Properties individually for a period of up to three months after notification that the property has stabilized, defined as 85% or greater occupancy pursuant to leases at least two years in remaining duration. The right to acquire any of the Option Properties expires 5 years from the date of the formation transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The Company's Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest. The Combined Financial Statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest. All significant intercompany balances and transactions have been eliminated in the combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

consolidated historical financial statements of the transferred collection of real estate entities and holdings, upon the initial public offering. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The financial statements for the period from April 20, 2011 through December 31, 2011 include the financial information of the Company, the Operating Partnership and their subsidiaries. Where the "Company" is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such period relates solely to the STAG Predecessor Group, notwithstanding "Company" being the reference.

Reclassifications and Adoption of New Accounting Pronouncements

        Certain prior year amounts have been reclassified to conform to the current year presentation.

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which allowed for companies to take a qualitative approach to considering whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. While the new guidance is not effective until fiscal years beginning after December 15, 2011, companies were permitted to early adopt the provisions. The Company early adopted the provisions and considered both a qualitative and quantitative approach on its impairment analysis at December 31, 2011 by analyzing changes in performance and market metrics as compared to those used at the time of the initial purchase price allocation at the formation transactions.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

        The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. (Period from April 20, 2011 to December 31, 2011)	STAG Predecessor Group (Period from January 1, 2011 to April 19, 2011)	STAG Predecessor Group (Year ended December 31, 2010)
Supplemental cash flow information
Cash paid for interest	$11,445	$2,433	$10,965

Supplemental schedule of noncash investing and financing activities
Acquisition of tangible assets	$(215,890)	$—	$—

Acquisition of goodwill upon formation transactions	$(4,923)	$—	$—

Acquisition of intangible assets upon formation transactions	$(83,442)	$—	$—

Assumption of mortgage notes payable	$201,789	$—	$—

Fair market value adjustment to mortgage notes payable acquired	$675	$—	$—

Assumption of related party notes payable upon formation transactions	$4,466	$—	$—

Acquisition of intangible liabilities upon formation transactions	$1,066	$—	$—

Acquisition of interest rate swaps upon formation transactions included in the purchase price allocation	$420	$—	$—

Acquisition of other liabilities upon formation transactions	$171	$—	$—

Issuance of units for acquisition of net assets upon formation transactions	$95,670	$—	$—

Disposition of accrued lender fees upon formation transactions	$—	$4,420	$—

Assumption of bridge loan for Option Properties upon formation transactions	$—	$(4,750)	$—

Assumption of note payable to related party for Option Properties upon formation transactions	$—	$(727)	$—

Assumption of interest rate swaps to related party for Option Properties upon formation transactions	$—	$(352)	$—

Additions of land and building improvements included in accounts payable, accrued expenses, and other liabilities	$440	$—	$—

Write-off of fully depreciated tenant improvements	$—	$—	$1,323

Write-off of accumulated depreciation	$—	$—	$1,112

Dividends declared but not paid	$6,160	$—	$—

Accrued distribution upon formation transactions	$—	$(1,392)	$—

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Rental Property and Depreciation

        Real estate investments are carried at cost less accumulated depreciation and amortization. The cost of real estate includes the purchase price of the property and leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized.

        The Company evaluates the carrying value of all tangible and intangible real estate assets held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ from actual results. For the periods presented, no impairment charges were recognized.

        For properties considered held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. The Company classifies properties as held for sale when all criteria within the FASB's Accounting Standard Codification ("ASC") 360 Property, Plant and Equipment ("ASC 360") are met.

        The Company presents qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as "held for sale," as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property's net income (loss) are reflected as discontinued operations include operating results, depreciation and interest expense (if the property is subject to a secured loan).

        Expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized or depreciated over the shorter of their useful lives or the terms of each specific lease. Depreciation expense is computed using the straight-line method based on the following useful lives:

Buildings	40 years
Building and land improvements	5 - 20 years
Tenant improvements	Shorter of useful life or terms of related lease

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company accounts for all acquisitions in accordance with ASC 805, Business Combinations. Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

        The purchase price is further allocated to in-place lease values and tenant relationships based on the Company's evaluation of the specific characteristics of each tenant's lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships are immediately written off.

        In determining the fair value of the debt assumed, the Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate. The associated fair market value debt adjustment is amortized through interest expense over the life of the debt.

        Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Company maintains cash and cash equivalents in United States banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

        Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Tenant Accounts Receivable, net

        Tenant accounts receivable, net on the Consolidated and Combined Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $0.5 million and $0.2 million, respectively.

        The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of December 31, 2011 and December 31, 2010, the Company had accrued rental revenue of $4.5 million and $3.3 million, respectively, which is reflected in tenant accounts receivable, net on the accompanying balance sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of December 31, 2011 and December 31, 2010, the Company had an allowance on accrued rental revenue of $0.4 million and $0.3 million, respectively.

        As of December 31, 2011 and December 31, 2010, the Company had a total of approximately $3.6 million and $2.2 million, respectively, of total lease security deposits available in existing letters of credit; and $1.2 million and $0.6 million, respectively, of lease security deposits available in cash.

Deferred Costs

        Deferred financing fees include costs incurred in obtaining mortgage notes payable that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment. For the periods April 20, 2011 through December 31, 2011 and January 1, 2011 through April 19, 2011 and the years ended December 31, 2010 and 2009, amortization of deferred financing fees included in interest expense was $0.8 million, $31 thousand, $0.1 million, and $0.5 million, respectively. Fully amortized deferred charges are removed from the books upon maturity of the underlying debt.

        Leasing commissions include commissions and other direct and incremental costs incurred to obtain new customer leases, which are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are written off to amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the Consolidated and Combined Statements of Cash Flows.

Goodwill

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company considers both a qualitative and quantitative approach on its impairment analysis by analyzing changes in performance and market based metrics as

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

compared to those used at the time of the initial purchase price allocation at the formation transactions.

Derivative Financial Instruments and Hedging Activities

        The Company accounts for its interest rate swaps in accordance with ASC 815, Derivatives and Hedging. The Company has not designated the interest rate swaps as hedge instruments for accounting purposes. Accordingly, the Company recognizes the fair value of the interest rate swaps as an asset or liability on the Consolidated and Combined Balance Sheets with the changes in fair value recognized in the Statements of Operations.

        By using interest rate swaps, the Company exposes itself to market and credit risk. Market risk is the risk of an adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in an interest rate swap by entering into transactions with high-quality counterparties. The Company's exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the Consolidated and Combined Balance Sheets.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, mortgage notes payable, credit facility, and notes payable to related parties. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company's debt. See Note 6 for the fair values of the Company's interest rate swaps.

Offering Costs

        Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital. Indirect costs associated with equity offerings are expensed as incurred and included in formation transaction costs and offering costs on the accompanying Consolidated Statement of Operations.

Dividends

        Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

expense, and in the estimated useful lives and basis used to compute depreciation. The tax treatment of common dividends per share for federal income tax purposes is as follows:

	Period from April 20, 2011 to December 31,2011
	Per Share	%
Ordinary income	$0.3471	74.5%
Return of capital	0.1186	25.5

Total(1)	$0.4657	100%

(1)
The fourth quarter 2011 dividend of $0.26 per share will be included in the stockholder's 2012 tax year.

Revenue Recognition

        All current leases are classified as operating leases and rental revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

        Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured. On July 8, 2011, the Company entered into a lease termination agreement with the tenant of two facilities, one located in Youngstown, OH and the other in Bardstown, KY. The agreement provided that the Youngstown lease terminated effective July 31, 2011 and required the tenant to pay a termination fee of $2.0 million. Of the termination fee paid, $0.2 million was a replenishment of a security deposit at the Bardstown, KY property, $45 thousand was applied to the outstanding accounts receivable, and the remaining amount of approximately $1.8 million was recognized as termination income and is included in rental income during the period April 20, 2011 to December 31, 2011.

        The Company earns revenue from asset management fees, which are included in its Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

        Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses and these costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in the Company's Consolidated Financial Statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $0.5 million for the period January 1, 2011 to April 19, 2011, $3.5 million for the period April 20, 2011 to December 31, 2011, $1.8 million for the year ended December 31, 2010, and $1.9 million for the year ended December 31, 2009. The Company

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance and certain other expenses.

Gain on Sale of Real Estate

        Gain on sale of real estate is recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales. The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Incentive and Stock-Based Employee Compensation Plans

        The Company grants stock-based compensation awards to its employees and directors typically in the form of restricted shares of common stock, long-term incentive plan units in the Operating Partnership ("LTIP units") and an outperformance program. See Notes 7, 8 and 14 for further discussion of restricted shares of common stock, LTIP units, and the outperformance program, respectively. The Company accounts for its stock-based employee compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.

Income Taxes

        Prior to the IPO, the Predecessor was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

        The Company intends to elect to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2011. To qualify as a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company's taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

        The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The TRS did not have any activity during the period April 20, 2011 to December 31, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.3 million have been recorded in other expenses in the accompanying Consolidated Statement of Operations for the period April 20, 2011 to December 31, 2011.

        The Company currently has no liabilities for uncertain tax positions.

        The following table reconciles net loss to taxable income for the period April 20, 2011 to December 31, 2011 (in thousands):

Net loss	$(9,227)
Book/Tax differences from depreciation and amortization	12,625
Above/Below market rent amortization	2,776
Formation transaction costs	3,169
Offering costs	78
Book/Tax difference on property acquisition costs	1,088
Accrued non-recurring IPO bonus payment	1,000
Book/Tax difference on bad debts	526
Book/Tax difference on equity compensation	560
Book/Tax difference on gain on sale of assets	(1,231)
Straight-line rental income adjustments	(1,036)
Unrealized gain on interest rate swaps	(2,805)
Other book/tax differences, net	(73)
Income attributable to noncontrolling interest	(1,768)

Taxable income subject to distribution requirement	$5,682 (1)

(1)
The Company distributed in excess of 90% of its taxable income to its stockholders during the period April 20, 2011 to December 31, 2011.

Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Operating Partnership, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from shares issuable in connection with awards under incentive and stock-based compensation plans and conversion of the noncontrolling interests in the Operating Partnership.

Segment Reporting

        The Company manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate

        As part of the formation transactions, STAG Investments IV, LLC and STAG GI Investments, LLC (which are certain of the Participants and are referred to as part of the "STAG Contribution Group" in this report) contributed 100% of their real estate entities and operations in exchange for 7.3 million common units in the Operating Partnership valued at $13.00 per common unit. The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to in the aggregate as the "Management Company" in this report), contributed 100% of those entities' assets and liabilities in exchange for 38,621 common units in the Operating Partnership valued at $13.00 per common unit. The contribution of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution. STAG Predecessor Group, which includes the entity that is considered the Company's accounting acquirer, is part of the Company's predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

        The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company's management. Using information available at the time the acquisition closed, the Company allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

        As part of the IPO and the formation transactions, the Company incurred $16.9 million of direct offering costs, which are included as a reduction of additional paid-in capital on the Consolidated Balance Sheet. The Company also incurred $3.7 million of transaction costs associated with the formation transactions, which are included in formation transaction costs on the Consolidated Statement of Operations.

        Excluding the formation transactions, during the period April 20, 2011 to December 31, 2011, the Company acquired 15 properties in 13 transactions for a total purchase price of $124.1 million, excluding closing costs of $1.0 million, which are included in property acquisition costs on the accompanying Consolidated Statement of Operations.

        As of December 31, 2011, the Company had approximately $4.9 million of goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired Management Company. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment charge was recognized for periods presented.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

        The following table summarizes the allocation of the consideration paid for the acquired assets and liabilities in connection with the formation transactions and the acquisitions of manufacturing and distribution facilities at the date of acquisition (in thousands):

Location Acquisition Date	Formation Transactions(1) Various April 20, 2011	Lansing, MI May 26, 2011	Gresham, OR July 19, 2011	Berkeley, MO July 28, 2011	Louisville, KY September 22, 2011	North Jackson, OH December 14, 2011	Rogers, AR December 22, 2011	Various(2)	Total	Weighted Average Amortization Period (years) Lease Intangibles
Land	$33,506	$501	$1,730	$1,382	$1,003	$486	$1,072	$7,126	$46,806	N/A
Buildings and land improvements	159,815	7,705	8,534	5,030	9,206	5,777	7,878	25,743	229,688	N/A
Tenant improvements	10,795	458	206	784	676	662	403	1,998	15,982	N/A
Cash and escrow for capital additions	—	—	—	—	1,320	—	—	80	1,400	N/A
Above market rents	22,881	2,543	625	1,624	—	1,866	49	2,130	31,718	7.6
Below market rents	(1,066)	—	—	—	(189)			(297)	(1,552)	7.6
In place lease intangibles	35,565	2,376	2,234	1,552	1,767	2,530	2,179	6,598	54,801	6.5
Customer relationships	24,996	521	971	512	867	1,079	1,019	2,362	32,327	8.3
Other liabilities	(171)	—	—	—	—			—	(171)	N/A
Interest rate swaps	(420)	—	—	—	—			—	(420)	N/A
Goodwill	4,923	—	—	—	—			—	4,923	N/A
Above/below market assumed debt adjustment	(141)	—	—	(209)	—			(325)	(675)	N/A

Total aggregate purchase price	290,683	14,104	14,300	10,675	14,650	12,400	12,600	45,415	414,827

Less: Long-term liabilities assumed	(195,013)	—	—	(7,176)	—			(4,064)	(206,253)

Net assets acquired	$95,670	$14,104	$14,300	$3,499	$14,650	$12,400	$12,600	$41,351	$208,574

(1)
Net assets acquired represent a non-cash transaction, which is provided in detail above as supplemental cash flow information.

(2)
Amounts in this column reflect the allocation of the consideration paid in connection with the acquisitions of properties in Fort Worth, Texas; Norton, Massachusetts; Conyers, Georgia; Gahanna, Ohio; Smithfield, North Carolina; Chippewa Falls, Wisconsin; and Georgetown, Kentucky, acquired on June 30, 2011, August 4, 2011, September 2, 2011, October 14, 2011, November 16, 2011, December 15, 2011, and December 29, 2011, respectively. Each of these properties was considered individually insignificant and therefore presented combined.

        The Company has included the results of operations for each of these acquired properties in its Consolidated Statement of Operations from the date of acquisition. For the period April 20, 2011 to December 31, 2011, the acquired entities contributed $23.8 million to total revenue and $2.3 million to net loss (including property acquisition costs of $1.0 million related to the acquisition of properties in Lansing, MI; Fort Worth, TX; Gresham, OR; Berkeley, MO; Norton, MA; Conyers, GA; Louisville, KY; Gahanna, OH; Smithfield, NC; North Jackson, OH; Chippewa Falls, WI; Rogers, AR; and Georgetown, KY).

        The accompanying unaudited pro forma information for the year ended December 31, 2011 and 2010 is presented as if the formation transactions and the acquisitions of the properties had occurred at January 1, 2010. This pro forma information does not purport to represent what the actual results of

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Year Ended December 31, 2011 (in thousands, except share data)
Total revenue	$71,367
Net income (loss)	$(4,752)
Net income (loss) attributable to the Company	$(3,858)
Weighted average shares outstanding	15,630,910
Net loss per share attributable to the Company	$(0.25)

Pro Forma	Year Ended December 31, 2010 (in thousands, except share data
Total revenue	$72,796
Net income (loss)	$(8,713)
Net income (loss) attributable to the Company	$(5,825)
Weighted average shares outstanding	15,630,910
Net loss per share attributable to the Company	$(0.37)

        On December 22, 2011, the Company sold a flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. At closing, the Company recognized a gain on sale of real estate in the amount of $0.3 million under the full accrual method of gain recognition, which is included in income attributable to discontinued operations on the accompanying Consolidated Statement of Operations. In connection with the property sale, the Company paid down a portion of the master loan with Wells Fargo Bank, N.A. ("Wells Fargo") (previously held by Anglo Irish Bank Corporation Limited ("Anglo Irish")) (the "Wells Fargo Master Loan") in the amount of $4.4 million, which related to the principal outstanding at the time of the sale.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

4. Deferred Leasing Intangibles

        Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
In-place leases	$56,221	$11,594
Less: Accumulated amortization	(13,741)	(6,363)

In-place leases, net	42,480	5,231

Above market leases	34,425	2,705
Less: Accumulated amortization	(4,722)	(1,354)

Above market leases, net	29,703	1,351

Tenant relationships	35,373	3,285
Less: Accumulated amortization	(4,673)	(1,454)

Tenant relationships, net	30,700	1,831

Leasing commissions	14,326	5,492
Less: Accumulated amortization	(3,916)	(2,398)

Leasing commissions, net	10,410	3,094

Total deferred leasing intangibles, net	$113,293	$11,507

        Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Below market leases	$3,954	$2,656
Less: Accumulated amortization	(2,025)	(1,680)

Total deferred leasing intangibles, net	$1,929	$976

        Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $12.9 million for the period April 20, 2011 to December 31, 2011, $0.7 million for the period January 1, 2011 to April 19, 2011, and $3.5 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively. Rental income related to net amortization of above (below) market leases increased (decreased) by $(2.8) million for the period April 20, 2011 to December 31, 2011, and $2 thousand for the period January 1, 2011 to April 19, 2011, and $34 thousand and $(0.3) million for the years ended December 31, 2010 and 2009, respectively.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

4. Deferred Leasing Intangibles (Continued)

        Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
2012	$16,919	$4,521
2013	13,951	4,415
2014	12,631	4,074
2015	10,667	3,867
2016	8,849	3,594

5. Debt

        Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. A summary of the mortgage notes payable and the credit facility as of December 31, 2011 and December 31, 2010 follows (dollars in thousands):

Loan	Interest Rate(1)	Principal outstanding as of December 31, 2011	Principal outstanding as of December 31, 2010	Current Maturity
Anglo Irish Master Loan—Variable Amount(2)	N/A	$—	$10,954	N/A
Wells Fargo Master Loan—Fixed Amount(2)	5.165%(3)	134,066	157,815	Oct-31-2013
Anglo Irish Bridge Loan	N/A	—	34,397	N/A
CIGNA-1 Facility	6.50%	60,369	—	Feb-1-2018
CIGNA-2 Facility	5.75%	59,186	—	Feb-1-2018
CIGNA-3 Facility	5.88%	17,150	—	Oct-1-2019
Bank of America, N.A.(4)	7.05%	8,324	—	Aug-1-2027
Credit Facility	LIBOR + 2.50%	—	—	Apr-20-2014
Union Fidelity Life Insurance Co.(5)	5.81%	7,227	—	Apr-30-2017
Webster Bank National Association(6)	4.22%	6,128	—	Aug-4-2016
Sun Life Assurance Company of Canada (U.S.)(7)	6.05%	4,329	—	Jun-1-2016

		$296,779	$203,166

(1)
Current interest rate as of December 31, 2011. At December 31, 2011 and December 31, 2010, the one-month LIBOR rate was 0.295% and 0.261%, respectively.

(2)
On October 25, 2011, Wells Fargo closed its purchase and assumption of the Anglo Irish Master Loan and the Anglo Irish Master Loan Swap.

(3)
The interest rate disclosed is the swapped rate as of December 31, 2011. Subsequently, the interest rate swap expired on January 31, 2012 and the interest rate reverted to LIBOR plus 3.00%.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

(4)
Principal outstanding includes an unamortized fair market value premium of $71 thousand as of December 31, 2011.

(5)
This loan was assumed at the acquisition of the Berkeley, MO property and the principal outstanding includes an unamortized fair market value premium of $192 thousand as of December 31, 2011.

(6)
This loan was entered into at the acquisition of the Norton, MA property.

(7)
Principal outstanding includes an unamortized fair market value premium of $308 thousand as of December 31, 2011.

        The Company is party to a master loan agreement with Wells Fargo (previously the debt was held by Anglo Irish). As of December 31, 2011 and December 31, 2010, the outstanding balance under the Wells Fargo Master Loan was $134.1 million and $168.8 million, respectively. As part of the formation transactions, the maturity date of the Wells Fargo Master Loan was extended from January 2012 to October 2013. The Company made a partial pay down of the Wells Fargo Master Loan (variable and fixed loan) in the amount of $26.4 million in connection with the formation transactions. The Company was also party to a bridge loan agreement with Anglo Irish. As of December 31, 2011 and December 31, 2010, the outstanding balance under this bridge loan agreement was $0 and $34.4 million, respectively. Upon the formation transactions, the bridge loan was paid off in its entirety including approximately $4.8 million of the bridge loan, which related to the Option Properties and which was assumed and paid in full with IPO proceeds.

        Upon consummation of the formation transactions, the Company assumed the following debt:

  •
  the acquisition loan facility with Connecticut General Life Insurance Company ("CIGNA") that was originally entered into in July 2010 (the "CIGNA-1 facility") with an outstanding balance of approximately $60.7 million and an interest rate of 6.50% per annum, scheduled to mature on February 1, 2018 (which had no remaining borrowing capacity);

  •
  the acquisition loan facility with CIGNA that was originally entered into in October 2010 (the "CIGNA-2 facility") with an outstanding balance of approximately $34.6 million and an interest rate of 5.75% per annum, scheduled to mature on February 1, 2018 (which had approximately $30.4 million in borrowing capacity remaining upon consummation of the formation transactions); and

  •
  a loan from Bank of America, N.A. with an outstanding balance of approximately $8.5 million and an interest rate of 7.05% per annum, scheduled to mature on August 1, 2027. The interest rate increases to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity but is prepayable at par from May 1, 2012 through and including August 1, 2012.

        Concurrent with the formation transactions, borrowings in the amount of approximately $11.0 million were drawn under the credit facility and subsequently paid down during the period ended June 30, 2011.

        Pursuant to the provisions of ASC 805, the assumed notes were recorded at fair value. The carrying values of all debt assumed concurrent with the formation transactions (for purposes of clarity,

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

excluding Predecessor debt) approximated fair value with the exception of the note from Bank of America, N.A. for which a fair value premium of approximately $0.1 million was recorded.

        On May 26, 2011, June 30, 2011, July 26, 2011 and September 2, 2011 the Company borrowed against the CIGNA-2 facility in the amounts of $9.1 million, $2.4 million, $9.6 million and $4.1 million for the purchases of properties located in Lansing, MI; Fort Worth, TX; Gresham, OR; and Conyers, GA, respectively, discussed in Note 3, leaving a remaining borrowing capacity of approximately $5.8 million as of December 31, 2011.

        On July 8, 2011, the Company entered into a $65.0 million acquisition loan facility with CIGNA ("CIGNA-3 facility"). On December 14, 2011 the Company borrowed against the CIGNA-3 facility in the amount of $7.9 million for the purchase of the property located in North Jackson, OH discussed in Note 3. The CIGNA-3 facility has an interest rate of 5.88% and is scheduled to mature on October 1, 2019. The CIGNA-3 facility has a remaining borrowing capacity of approximately $47.9 million as of December 31, 2011.

        On July 28, 2011, the Company assumed debt with Union Fidelity Life Insurance Co. in the amount of $7.2 million in connection with the acquisition of the property located in Berkeley, MO. The debt matures on April 30, 2017 and bears interest at 5.81%. The debt is collateralized by the property located in Berkeley, MO. Pursuant to the provisions of ASC 805, the assumed debt was recorded at fair value and a fair value premium of approximately $0.2 million was recorded.

        On August 4, 2011 in connection with the acquisition of the property located in Norton, MA, the Company entered into a loan agreement with Webster Bank, National Association ("Webster Bank") in the amount of $6.2 million with an interest rate of 4.22%, scheduled to mature on August 4, 2016. The loan is collateralized by the property located in Norton, MA.

        On October 14, 2011, the Company assumed debt with Sun Life Assurance Company of Canada (U.S.) ("Sun Life") in the amount of $4.1 million in connection with the acquisition of the property located in Gahanna, OH. The debt matures on June 1, 2016 and bears interest at 6.05%. The debt is collateralized by the property located in Gahanna, OH. Pursuant to the provisions of ASC 805, the assumed debt was recorded at fair value and a fair value premium of approximately $0.3 million was recorded.

        On October 17, 2011, the Company closed on an amendment to the credit facility to improve pricing, increase the borrowing capacity and create additional flexibility in the Company's covenants. Availability under the credit facility is the lesser of (i) the aggregate commitment, (ii) prior to satisfaction of an appraisal condition with respect to the collateral pool, 50% of the value of the borrowing base properties, and following satisfaction of an appraisal condition with respect to the collateral pool, 55% of the value of the borrowing base properties, or (iii) prior to satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.75x based on a 30-year amortization period, and following satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.6x based on a 30-year amortization period, in each case calculated using an interest rate equal to the greatest of (i) the yield on a 10-year United States Treasury Note at such time as determined by the agent plus 3.00%, (ii) 7.50% and (iii) the weighted average interest rate(s) then in effect under the credit agreement.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

        On October 25, 2011, Wells Fargo closed its purchase and assumption of the Anglo Irish Master Loan and the Anglo Irish Master Loan Swap.

        The credit facility was secured by, among other things, 19 mortgages granted by various indirect subsidiaries of the Operating Partnership at December 31, 2011. The credit facility has an accordion feature that allows the Company to request an increase in the total commitments of up to $100 million to $200 million. The interest rate on the credit facility varies depending upon the Company's consolidated debt to total asset value ratio. As of December 31, 2011, the interest rate for the credit facility was LIBOR plus 2.50%. The Company currently pays an unused commitment fee equal to 0.50% of the unused portion of the credit facility. During the period April 20, 2011 to December 31, 2011, the Company incurred $0.2 million in unused fees, which is included in interest expense on the Consolidated Statements of Operations. The Company incurred $2.1 million of costs related to the credit facility, which is included in deferred financing fees, net on the Consolidated Balance Sheet. At December 31, 2011, there was no outstanding balance on the credit facility. The credit facility was utilized throughout the period April 20, 2011 through December 31, 2011 to fund the acquisitions of properties and general corporate purposes.

        The credit facility includes the following financial covenants: (i) maximum leverage ratio of total liabilities to total asset value not exceeding 55% (provided that such percentage may be increased above 55% but not greater than 60% for two consecutive quarters not more than once during the term of the credit facility), (ii) the ratio of consolidated EBITDA (as defined in the agreement) to consolidated fixed charges shall not be less than 1.5 to 1.0 through the quarters ending December 31, 2011 and March 31, 2012, increasing to 1.75 to 1.0 as of each quarter thereafter, provided that following satisfaction of the appraisal condition for the collateral pool such ratio shall be reduced to 1.75 to 1.0, (iii) maximum recourse indebtedness of no more than 15% of total assets and (iv) tangible net worth of not less than 85% of tangible net worth at the closing of the Company's initial public offering plus 75% of future net equity proceeds along with other covenants which generally limit or restrict investments in unconsolidated joint ventures, mezzanine loans and mortgage receivables, unimproved land, and other investments which are not core to the Company's investment focus. In addition, the credit facility prohibits the direct and indirect subsidiaries of the Operating Partnership which own properties that are mortgaged to secure the credit facility from incurring indebtedness or guaranteeing debt, other than the credit facility itself.

        The Wells Fargo Master Loan, Anglo Irish bridge loan, the CIGNA-1, CIGNA-2, and CIGNA-3 facilities, the Bank of America, N.A. loan, the credit facility, the Union Fidelity Life Insurance Co. loan and the Webster Bank loan are secured by the specific properties financed under the loans and a first priority collateral assignment of the specific leases and rents. The Wells Fargo Master Loan, CIGNA-1, CIGNA-2, and CIGNA-3 facilities, credit facility and Webster Bank loan are subject to certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2011 and the Predecessor was in compliance with all financial covenants in all applicable loan facilities as of December 31, 2010.

        The fair value of the Company's debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The following table presents the aggregate

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

carrying value of the Company's debt and the corresponding estimate of fair value as of December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011		December 31, 2010
Carrying Amount	Fair Value	Carrying Amount	Fair Value
$296,779	$298,417	$203,166	$200,866

        The following table reflects the Company's aggregate future principal payments of mortgage notes payable at December 31, 2011 (dollars in thousands):

2012	$8,872
2013	130,314
2014	2,781
2015	2,956
2016	11,482
Thereafter	139,803

Total aggregate principal payments	$296,208
Unamortized balance of historical fair value adjustments	571

Total carrying value of mortgage notes payable	$296,779

6. Use of Derivative Financial Instruments

        The Company's use of derivative instruments is limited to the utilization of interest rate swaps to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions.

        STAG Predecessor Group entered into an interest rate swap with a notional amount of $141.0 million to hedge against interest rate risk on its variable rate loan with Wells Fargo Master Loan, which was part of the debt contributed to the Company. The Wells Fargo (previously Anglo Irish) Master Loan Swap was not designated as a hedge for accounting purposes and it expired on January 31, 2012. In connection with the formation transactions, the Company assumed and terminated an interest rate swap with Citizens Bank, N.A. with a notional amount of $45.0 million at a cost of $0.3 million. The Company also assumed a swap with Bank of America, N.A. with a notional amount of $31.0 million and terms to receive LIBOR and pay 1.67%, which expired on August 1, 2011. This swap was secured under the credit facility. A summary of the fair value of the interest rate swap outstanding as of December 31, 2011 and December 31, 2010 is as follows (in thousands):

	Notional Amount December 31, 2011	Fair Value December 31, 2011	Fair Value December 31, 2010
Wells Fargo (previously Anglo Irish) Master Loan Swap	$141,000	$(215)	$(3,277)

        The Company adopted the fair value measurement provisions for its interest rate swaps recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of December 31, 2011 and December 31, 2010, the Company applied the provisions of this standard to the valuation of its interest rate swap, which is the only financial instrument measured at fair value on a recurring basis.

        The Company recognized gains relating to the change in fair market value of the interest rate swaps of $0.7 million and $2.2 million for the period January 1, 2011 to April 19, 2011, and the period April 20, 2011 to December 31, 2011, respectively. The Company recognized losses relating to the change in fair market value of its interest rate swaps of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively.

        The following sets forth the Company's financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in thousands):

		Fair Market Measurements as of December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(215)	—	$(215)	—

		Fair Market Measurements as of December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(3,277)	—	$(3,277)	—

7. Stockholders' Equity

Preferred Stock

        Upon incorporation, the Company was authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01 per share. On November 2, 2011, the Company sold 2,760,000 shares (including 360,000 shares pursuant to the underwriters' overallotment option) of 9.0% Series A Cumulative

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Stockholders' Equity (Continued)

Redeemable Preferred Stock (the "Series A Preferred Stock"), $0.01 par value per share in an underwritten public offering, at a price to the public of $25.00 per share for proceeds of $66.3 million, net of the underwriters fees and other direct offering costs of $2.7 million and indirect offering costs of $78 thousand, which are included in additional paid in capital on the accompanying Consolidated and Combined Balance Sheets and the offering costs in the Consolidated Statement of Operations, respectively. Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 30, 2011. The Series A Preferred Stock ranks senior to the Company's common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding-up of the Company.

        The outstanding shares of Series A Preferred Stock do not have any maturity date, and are not subject to mandatory redemption. The Company cannot optionally redeem the shares of Series A Preferred Stock prior to November 2, 2016, except in limited circumstances including relating to the Company's continuing qualification as a REIT.

        On December 6, 2011, the board of directors declared, and the Company accrued, the fourth quarter pro-rated dividend on the Series A Preferred Stock to all preferred stockholders of record on December 16, 2011 in the amount of $1.0 million, which was paid on December 30, 2011.

Common Stock

        At December 31, 2010, the Company had 110 shares of common stock outstanding at a par value of $0.01. Those shares were redeemed concurrently with the formation transactions. On April 20, 2011, the Company completed the IPO of its common stock. The IPO resulted in the sale of 13,750,000 shares of the Company's common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. On May 13, 2011, the underwriters of the Company's IPO exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million of net proceeds after the underwriters' discount and offering costs. The total gross proceeds to the Company from the IPO and the exercise of the overallotment option was approximately $205.6 million. The Company incurred formation transaction costs and offering costs of $6.2 million, of which $3.7 million was expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. Total underwriters' discounts, commissions and offering costs of $16.9 million are reflected as a reduction to additional paid-in capital in the consolidated balance sheet of the Company.

        On July 15, 2011, the Company paid the second quarter dividend of $0.26 per share to all stockholders of record on June 30, 2011 pro-rated to $0.2057 per share for the portion of the quarter the Company was public. October 14, 2011, the Company paid the third quarter dividend of $0.26 per share to all stockholders of record on September 30, 2011. On December 15, 2011 the board of directors declared, and the Company accrued, the fourth quarter dividend of $0.26 per share to all stockholders of record on December 30, 2011, which was subsequently paid on January 13, 2012.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        All of the Company's independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members and/or chairmen of various committees during 2011. On July 15, 2011, the Company issued 3,281 shares of common stock with a fair value of $41 thousand, for director's compensation for their services for the period from April 20, 2011 to June 30, 2011. On October 14, 2011, the Company issued 4,970 shares of common stock with a fair value of $0.1 million for director's compensation for their services for the three months ended September 30, 2011. On January 13, 2012, the Company issued 4,465 shares of common stock with a fair value of $0.1 million for director's compensation for their services for the three months ended December 31, 2011.

Restricted Stock-Based Compensation

        Concurrently with the closing of the IPO, the Company made grants of restricted shares of its common stock to certain employees of the Company. These awards were made pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan (the "2011 Plan"). At such time, the Company granted to such employees a total of 80,809 restricted shares that are subject to time-based vesting with a fair value of $1.0 million ($12.21 per share). The awards subject to time-based vesting will vest, subject to the recipient's continued employment, in five equal installments on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

        None of the restricted shares were vested as of December 31, 2011. The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.1 million in non-cash compensation expense for the period April 20, 2011 to December 31, 2011. The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011. Unrecognized compensation expense for the remaining life of the awards was $0.8 million as of December 31, 2011. As of December 31, 2011, there were no forfeitures of restricted shares.

8. Noncontrolling Interest

Noncontrolling Common Units

        Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. Noncontrolling interests consisted of 7,590,000 common units (the "noncontrolling common units") and LTIP units of 200,441, which in total represented approximately 32.88% of the ownership interests in the Operating Partnership at December 31, 2011. The noncontrolling common units were issued at fair value at the time of the formation transactions for an issuance price of $13.00 per common unit. Common units and shares of the Company's common stock have essentially the same economic characteristics in that common units and shares of the Company's common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the Company's common stock, or, at the Company's election, shares of common stock on a one-for-one

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

8. Noncontrolling Interest (Continued)

basis. All common units will receive the same quarterly distribution as the per share dividends on common stock.

        Upon a material equity transaction in the Operating Partnership which results in an accretion of the member's capital account to the economic value equivalent of the common units, LTIP units can be converted to common units. As of December 31, 2011, none of the vested LTIP units met the aforementioned criteria.

        The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying Consolidated Statement of Stockholders' Equity.

LTIP Units

        Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company's common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member's capital account to the economic equivalent of the common unit. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

        Concurrently with the closing of the IPO, the Company granted a total of 159,046 LTIP units to certain senior executive officers pursuant to the terms of their employment agreements. These awards were made pursuant to the 2011 Plan. At such time, the Company also granted its non-employee, independent directors a total of 41,395 LTIP units pursuant to the 2011 Plan.

        On April 20, 2011, a total of 200,441 LTIP units were granted to certain senior executives and non-employee, independent directors, which vest quarterly over five years, with the first vesting date having been June 30, 2011. As of December 31, 2011, there were no forfeitures of LTIP units. The total fair value of the LTIP units was approximately $2.3 million ($11.64 per unit) at the date of grant, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 50%, a risk-free interest rate of 3.40% and a term of ten years. 30,066 LTIP units were vested as of December 31, 2011. The Company recognized $0.3 million in non-cash compensation expense for the period April 20, 2011 to December 31, 2011. The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011. Unrecognized compensation expense was $2.0 million at December 31, 2011.

9. Future Minimum Rents

        The Company's properties are leased to tenants under triple net, modified, and gross leases. Minimum lease payments receivable, excluding tenant reimbursement of expenses, under

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

9. Future Minimum Rents (Continued)

non-cancelable operating leases in effect as of December 31, 2011 are approximately as follows (in thousands):

2012	$63,475
2013	56,885
2014	51,294
2015	45,560
2016	40,329
Thereafter	119,548

        No single tenant represented more than 10.0% of the Company's total rental revenue for the periods April 20, 2011 to December 31, 2011, or January 1, 2011 through April 19, 2011, or the years ended December 31, 2010 or 2009.

10. Earnings Per Share

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

        A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Non-vested restricted stock and LTIP units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the period from April 20, 2011 to December 31, 2011, there were 80,809 and 170,375 unvested restricted stock shares and unvested LTIP units, respectively, that were considered participating securities, which were not dilutive.

        For purposes of calculating basic and diluted earnings per share, awards under the Company's 2011 Outperformance Program (the "OPP") are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. For the period April 20, 2011 to December 31, 2011, the absolute and relative return thresholds were not met and as a result the OPP awards have been excluded from the diluted earnings per share calculation.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

10. Earnings Per Share (Continued)

        The following tables set forth the computation of basic and diluted earnings per common share for the period April 20, 2011 to December 31, 2011 (in thousands, except share data).

Company Period from April 20, 2011 to December 31, 2011
Numerator
Net loss from continuing operations	$(9,279)
Less: preferred stock dividends	1,018
Less: noncontrolling interest allocable to continuing operations	(3,413)

Loss from continuing operations available to the Company	$(6,884)

Income attributable to discontinued operations	$52
Less: noncontrolling interest allocable to discontinued operations	17

Income from discontinued operations available to the Company	$35

Denominator
Weighted average common shares outstanding—basic and diluted	15,630,910

Loss from continuing operations attributable to the Company	$(0.44)
Discontinued operations	0.00

Loss per common share—basic and diluted	$(0.44)

        Earnings per share is not presented for the periods January 1, 2011 to April 19, 2011, and the years ended December 31, 2010 and 2009 as the IPO did not occur until April 20, 2011.

11. Commitments and Contingencies

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Ground and Operating Lease Agreements

        The Company is the lessee for two separate ground leases and incurred ground rent expense of $0.1 million and $0 for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $0 for the years ended December 31, 2010 and 2009. The two ground leases expire in December 2023 and April 2048 with options to extend. The Company is also the lessee for an operating lease that expires in May 2016, and the Company incurred rent expense of $0.3 million and $0 for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $0 for the years ended December 2010 and 2009, respectively.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

        Future minimum rental payments under the terms of the non-cancelable ground leases and the operating leases under which we are the lessee as of December 31, 2011 are as follows (in thousands):

2012	$534
2013	550
2014	562
2015	573
2016	341
Thereafter	4,888

12. Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of tenants related to the Company's investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for more than 7.6% of the Predecessor's base rents for the period January 1, 2011 to April 19, 2011, and no tenant accounted for more than 4.4% of the Company's base rents for the period April 20, 2011 to December 31, 2011. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.

13. Employee Benefit Plans

        Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee's contributions annually up to 6.0% of the employee's annual salary. The Company's aggregate matching contribution for the period April 20, 2011 through December 31, 2011 was $0.2 million. The Company's contribution is subject to a three year vesting schedule.

14. Equity Incentive Plan

        On April 1, 2011, the Company adopted, and the Company's stockholders approved, the 2011 Plan. The 2011 Plan provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on shares of the Company's common stock, such as LTIP units in the Operating Partnership, that may be made by the Company directly to the executive officers, directors, employees and other individuals providing bona fide services to or for the Company.

        Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company's common stock that are available for issuance under awards granted is 1,755,187 shares.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

14. Equity Incentive Plan (Continued)

Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one-for-one basis.

        Each stock option and stock appreciation right granted under the 2011 Plan will have a term of no longer than 10 years, and will have an exercise price that is no less than 100% of the fair market value of the Company's common stock on the date of grant of the award. Stock appreciation rights confer on the participant the right to receive cash, common stock or other property, as determined by the 2011 Plan administrator, equal to the excess of the fair market value of the Company's common stock on the date of exercise over the exercise price of the stock appreciation right. The other terms of stock options and stock appreciation rights granted by the Company will be determined by the 2011 Plan administrator.

        The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules.

        On September 20, 2011, the compensation committee of the Company's board of directors approved the OPP under the 2011 Plan to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company. The OPP utilizes total stockholder return over a three-year measurement period as the performance measurement.

        Recipients of awards under the OPP will share in an outperformance pool if the Company's total stockholder return, including both share appreciation and dividends, exceeds an absolute hurdle over a three-year measurement period from September 20, 2011 to September 20, 2014 (the "measurement period"), based on a beginning value of $12.50 per share of the Company's common stock as well as a relative hurdle based on the MSCI US REIT Index. The aggregate reward that all recipients collectively can earn, as measured by the outperformance pool, is capped at $10.0 million.

        Provided the Company's increase in cumulative absolute total stockholder return over the three-year measurement period is equal to or greater than 25% (the "threshold percentage"), the outperformance pool will consist of 10% of the excess total stockholder return above a relative total stockholder return hurdle. The hurdle is equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period. No awards will be granted under the OPP if the Company's absolute total stockholder return is below the threshold percentage. If the Company's total stockholder return is equal to or in excess of the threshold percentage and greater than the relative total stockholder return hurdle, then the award recipients will be entitled to the payments described below.

        Each participant's award under the OPP is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and relative total stockholder return thresholds are achieved at the end of the measurement period, the outperformance pool will be calculated and then allocated among the award recipients in accordance with each individual's percentage. The award will be paid in the form of fully vested shares of the Company's common stock, unless the compensation committee elects, with the award recipient's consent, to issue the award recipient other securities or to make a cash payment to the award recipient equal to the award recipient's share of the outperformance pool. The number of shares of common stock earned by each award recipient will be determined at the end of the measurement period by dividing the recipient's share of the

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

14. Equity Incentive Plan (Continued)

outperformance pool by the closing price of the Company's common stock on the valuation date. On September 26, 2011, the compensation committee awarded 100% of the interests in the OPP to key employees of the Company.

        The awards provided to the employees will vest 100% at the end of the measurement period provided that the award recipient is a service provider to the Company. To the extent the employee is terminated without cause, the awards will have vested based on the number of days during the measurement period that they are considered a service provider to the Company.

        The OPP awards were valued at approximately $1.2 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company's stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company's stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 55% and 59.3%, respectively, and a risk free rate of 0.3423%. The expense associated with the value of the OPP awards will be amortized on a straight-line basis over the measurement period. The Company recognized $0.1 million in compensation expense associated with the OPP during the period April 20, 2011 to December 31, 2011.

        The Company issued 80,809 shares of restricted stock and 200,441 of LTIP units during the period April 20, 2011 to December 31, 2011. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Earnings in Excess of Dividends on the Consolidated Balance Sheets. Non-cash stock-based compensation expense associated with shares issued to directors restricted stock, LTIP units, and the OPP was approximately $0.7 million for the period April 20, 2011 to December 31, 2011. The unrecognized compensation expense associated with the LTIP units, the restricted stock, and the OPP awards was $2.0 million, $0.8 million and $1.1 million, respectively, at December 31, 2011 and is expected to be recognized over a weighted average period of approximately 4.3 years. As of December 31, 2011, there were 80,809 and 170,375 of unvested restricted stock and LTIP units outstanding, respectively.

        At December 31, 2011, the number of shares available for issuance under the 2011 Plan was 1,473,937. This does not include an allocation for the OPP as the awards are not determinable as of December 31, 2011 and there have been no shares or units issued under the OPP.

15. Related-Party Transactions

        On January 31, 2009, STAG Predecessor Group entered into a $4.4 million loan agreement with NED Credit, Inc. (a related party). The note had an original maturity date of January 31, 2012 and was interest only through the maturity date, at which time all unpaid principal and interest was due. The borrowing rate was variable and calculated based on the applicable LIBOR rate plus 12.50%. The loan

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

15. Related-Party Transactions (Continued)

is classified as notes payable to related party on the consolidated and combined balance sheets. In March 2011, the loan was increased by $0.8 million to $5.2 million. The Company assumed approximately $0.6 million of the loan to NED Credit, Inc. related to the Option Properties in the formation transactions. STAG Predecessor Group expensed $0.2 million in interest expense related to this note payable for the period January 1, 2011 to April 19, 2011, and expensed $0.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, the Company had $0 and $0.3 million, respectively, in accrued and unpaid interest expense which has been included in accounts payable, accrued expenses and other liabilities on the Consolidated and Combined Balance Sheets. The principal balance and all accrued interest on this loan were paid in full with IPO proceeds on April 20, 2011.

        As discussed in Note 5, approximately $4.8 million of the bridge loan related to the Option Properties was assumed and paid in full in the formation transactions.

        On June 6, 2007, STAG Predecessor Group entered into a loan guarantee agreement with an affiliate of NED Credit Inc. The loan guarantee was for the Anglo Irish bridge loan dated August 11, 2006 and amended on June 6, 2007. STAG Predecessor Group agreed to pay the guarantor an annual fee for the guarantor's provision of the guaranty in an amount equal to nine percent (9.0%) per annum of the outstanding balance of the bridge loan. STAG Predecessor Group expensed $0.9 million in such guarantee fees, which are included in interest expense on the Consolidated and Combined Statements of Operations, for the period January 1, 2011 to April 19, 2011, and expensed $3.1 million and $3.2 million in such guarantee fees for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, the Company had $0 and $3.5 million, respectively, in accrued and unpaid bridge loan guarantee fees included as due to related parties on the Consolidated and Combined Balance Sheets.

        Prior to the IPO, STAG Predecessor Group was obligated to pay asset management fees to the Management Company in consideration of the Management Company's agreement that it provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $0.2 million in such asset management fees for the period January 1, 2011 to April 19, 2011, and $0.6 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, the Company had $0 and $0.2 million, respectively, in accrued and unpaid asset management fees, which have been included in amounts due to related parties on the Consolidated and Combined Balance Sheets. Subsequent to the formation transactions, the Company will no longer incur asset management fees to the Management Company.

        As part of the formation transactions, the Company formed a new management company, STAG Industrial Management, LLC (the "Manager"), which is a subsidiary of the REIT. The Manager is performing certain asset management services for STAG Investments II, LLC ("Fund II"), an affiliated private, fully-invested fund that owns 85 properties, with approximately 13.1 million rentable square feet. The Manager is paid an annual asset management fee based on the equity investment in the Fund II assets, which will initially equal 0.94% of the equity investment and may increase up to 1.25% of the equity investment, to the extent assets are sold and the total remaining equity investment is reduced. The Company recognized asset management fee income of $0.9 million for the period April 20, 2011 to December 31, 2011, which is included in other income on the accompanying Consolidated Statement of Operations.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

15. Related-Party Transactions (Continued)

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

        STAG Investments IV, LLC ("Fund IV"), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company. The Manager has entered into a services agreement with Fund IV pursuant to which it will provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV will require until its liquidation for an annual fee of $20 thousand.

        STAG GI Investments, LLC ("STAG GI"), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company. As part of the IPO, STAG GI ceased requiring administrative services.

16. Selected Interim Financial Information (unaudited)

        The tables below reflect the Company's selected quarterly information for the quarters ended December 31, 2011 and September 30, 2011 and for the period April 20, 2011 to June 30, 2011, and the Predecessor's selected quarterly information for the period April 1, 2011 to April 19, 2011, and the quarter ended March 31, 2011 and quarterly information for the year ended December 31, 2010.

2011

	Company			Predecessor
	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Period from April 20, 2011 to June 30, 2011	Period from April 1, 2011 to April 19, 2011	Quarter Ended March 31, 2011
Total revenue	$16,764	$17,041	$11,066	$1,504	$6,741
Income (loss) from continuing operations	$(3,005)	$(459)	$(5,815)	$(69)	$15
Net income (loss) attributable to the Company	$(2,534)	$(384)	$(3,903)	$(89)	$(140)
Income (loss) attributable to the Company per share—basic and diluted	$(0.16)	$(0.02)	$(0.26)	N/A	N/A

Predecessor 2010 Quarters Ended

	December 31,	September 30,	June 30,	March 31,
Total revenue	$6,157	$6,754	$7,159	$7,513
Income (loss) from continuing operations	$31	$(667)	$(937)	$(1,124)
Net income (loss) attributable to the Company	$(157)	$(773)	$(910)	$(1,106)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

16. Selected Interim Financial Information (unaudited) (Continued)

        Earnings per share is not presented for the periods January 1, 2011 to April 19, 2011, and the year ended December 31, 2010 as the IPO did not occur until April 20, 2011.

17. Subsequent Events

        GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued ("subsequent events") as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements ("recognized subsequent events"). No significant recognized subsequent events were noted. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date ("non-recognized subsequent events").

        The following non-recognized subsequent events are noted:

        On January 13, 2012, the Company paid the fourth quarter dividend of $0.26 per share to all stockholders of record on December 30, 2011.

        On January 13, 2012, the Company issued 4,465 shares of common stock with a fair value of $0.1 million, for director's compensation for their services for the three months ended December 31, 2011.

        On January 3, 2012, the Company granted a total of 196,260 LTIP units to certain senior executive officers. The Company granted 87,025 restricted shares of common stock to certain employees of the Company. At such time, the Company also granted its non-employee, independent directors a total of 22,380 LTIP units. All grants were pursuant to the 2011 Plan.

        On March 6, 2012, the board of directors declared, and the Company accrued, the first quarter of 2012 dividend of $0.26 per share to all stockholders of record on March 30, 2012.

        On March 6, 2012, the board of directors declared, and the Company accrued, the first quarter 2012 dividend on the Series A Preferred Stock to all preferred stockholders of record as of March 19, 2012 and payable on April 2, 2012 in the amount of $1.6 million.

STAG Industrial, Inc.

Schedule 2—Valuation and Qualifying Accounts

December 31, 2011

(in thousands)

Allowance for Doubtful Receivables and
Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
4/20/11 - 12/31/2011	$—	$969	$(38)	$931

	STAG Predecssor Group
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
1/1/2011 - 4/19/2011	$448	$87	$(535)	$—

12/31/2010	$2,016	$302	$(1,870)	$448

12/31/2009	$201	$1,839	$(24)	$2,016

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

City/State	Encumbrances	Building and Tenant Improvements (Initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Albion, IN	$5,835	$8,245	$1,065	$—	$8,245	$1,065	$9,310	$(1,040)	2006
Alexandria, MN	—	4,568	960	151	4,719	960	5,679	(108)	2011
Amesbury, MA	—	—	—	—	—	—	—	—	2007
Appleton, WI	2,956	3,916	495	332	4,248	495	4,743	(605)	2007
Arlington, TX	1,863	2,455	413	(80)	2,375	413	2,788	(272)	2007
Belfast, ME	—	10,728	1,883	383	11,111	1,883	12,994	(247)	2011
Boardman, OH	2,496	3,482	282	596	4,078	282	4,360	(422)	2007
Boardman, OH	1,348	1,979	192	—	1,979	192	2,171	(206)	2007
Canton, OH	3,889	5,078	586	117	5,195	586	5,781	(659)	2007
Charlotte, NC	12,858	10,239	3,535	404	10,643	3,535	14,178	(261)	2011
Charlotte, NC	16,231	12,818	2,734	161	12,979	2,734	15,713	(348)	2011
Cheektowaga, NY	—	2,757	216	247	3,004	216	3,220	(86)	2011
Chesterfield, MI	902	1,169	207	50	1,219	207	1,426	(198)	2007
Chesterfield, MI	655	798	150	15	813	150	963	(92)	2007
Chesterfield, MI	658	802	151	131	933	151	1,084	(101)	2007
Chesterfield, MI	4,107	5,304	942	963	6,267	942	7,209	(939)	2007
Chippewa Falls, WI	—	2,303	133	—	2,303	133	2,436	(6)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(1)	2011
Cincinnati, OH	3,423	5,172	384	1,677	6,849	384	7,233	(639)	2007
Cleveland, TN	3,049	3,161	554	84	3,245	554	3,799	(71)	2011
Conyers, GA	4,037	4,142	969	80	4,222	969	5,191	(46)	2011
Creedmoor, NC	—	3,913	772	349	4,262	772	5,034	(115)	2011
LaGrange, GA	—	3,175	240	28	3,203	240	3,443	(145)	2011
Danville, KY	—	11,814	965	436	12,250	965	13,215	(334)	2011
Daytona Beach, FL	3,863	875	1,237	42	917	1,237	2,154	(245)	2007
Dayton, OH	2,661	3,650	391	—	3,650	391	4,041	(790)	2007
Elkhart, IN	287	210	25	14	224	25	249	(26)	2007
Elkhart, IN	2,404	3,567	422	161	3,728	422	4,150	(426)	2007
Lexington, VA	2,153	2,719	354	177	2,896	354	3,250	(364)	2007
Fairfield, VA	—	—	—	—	—	—	—	—	2007
Farmington, NY	3,611	5,342	410	—	5,342	410	5,752	(631)	2007
Fort Worth, TX	2,335	2,965	389	—	2,965	389	3,354	(58)	2011
Gahanna, OH	4,020	4,191	1,265	—	4,191	1,265	5,456	(39)	2011
Georgetown, KY	—	2,183	875	—	2,183	875	3,058	(8)	2011
Goshen, IN	6,528	6,509	1,442	201	6,710	1,442	8,152	(154)	2011
Great Bend, KS	5,262	7,222	1,065	—	7,222	1,065	8,287	(881)	2007
Gresham, OR	9,500	8,740	1,730	402	9,142	1,730	10,872	(140)	2011
Berkeley, MO	7,036	5,815	1,382	—	5,815	1,382	7,197	(116)	2011
Holland, MI	3,818	5,235	489	497	5,732	489	6,221	(752)	2007
Holland, MI	2,897	4,046	497	—	4,046	497	4,543	(567)	2007
Jackson, MS	702	926	218	—	926	218	1,144	(109)	2007
Jackson, MS	2,414	3,142	750	565	3,707	750	4,457	(400)	2007
Jefferson, NC	1,941	2,875	119	—	2,875	119	2,994	(332)	2007
Lansing, MI	8,983	8,164	501	—	8,164	501	8,665	(159)	2011
Lewiston, ME	3,413	5,515	173	246	5,761	173	5,934	(736)	2007
Lexington, NC	—	3,968	232	135	4,103	232	4,335	(93)	2011
Louisville, KY	3,564	3,808	386	372	4,180	386	4,566	(47)	2011
Louisville, KY	5,686	6,074	616	598	6,672	616	7,288	(75)	2011
Madison, TN	7,040	6,159	1,655	126	6,285	1,655	7,940	(195)	2011
Malden, MA	4,924	6,778	873	—	6,778	873	7,651	(795)	2007
Salem, OH	6,069	6,849	858	—	6,849	858	7,707	(785)	2006
Mayville, WI	3,092	4,118	547	—	4,118	547	4,665	(483)	2007
Milwaukee, WI	2,948	4,090	456	—	4,090	456	4,546	(458)	2007
Milwaukee, WI	3,966	5,283	1,048	5	5,288	1,048	6,336	(812)	2007
Mooresville, NC	7,288	7,411	701	210	7,621	701	8,322	(168)	2011
Newark, DE	1,676	1,478	197	137	1,615	197	1,812	(237)	2007
Newark, DE	1,405	2,479	330	10	2,489	330	2,819	(298)	2007
Lopatcong, NJ	2,311	1,400	1,554	184	1,584	1,554	3,138	(62)	2011
Piscataway, NJ	5,943	5,655	640	164	5,819	640	6,459	(190)	2011
Newton, NC	—	4,367	732	86	4,453	732	5,185	(148)	2011
North Jackson, OH	7,900	6,439	486	—	6,439	486	6,925	(24)	2011
Norton, MA	6,128	6,740	2,839	—	6,740	2,839	9,579	(92)	2011
O'Fallon, MO	3,291	2,676	1,242	69	2,745	1,242	3,987	(65)	2011

City/State	Encumbrances		Building and Tenant Improvements (Initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Pensacola, FL	2,847		4,705	282	61	4,766	282	5,048	(544)	2007
Pensacola, FL	689		206	42	83	289	42	331	(33)	2007
Warrendale, PA	—		6,437	778	254	6,691	778	7,469	(130)	2011
Pittsburgh, PA	—		3,104	795	128	3,232	795	4,027	(76)	2011
Pocatello, ID	2,408		3,472	399	135	3,607	399	4,006	(526)	2007
Rapid City, SD	8,960		11,957	2,306	24	11,981	2,306	14,287	(2,049)	2007
Rogers, MN	12,394		11,787	1,671	238	12,025	1,671	13,696	(390)	2011
Rogers, AR	—		8,280	1,072	—	8,280	1,072	9,352	(22)	2011
Round Rock, TX	2,492		3,399	394	(54)	3,345	394	3,739	(380)	2007
Rural Hall, NC	—		5,664	439	137	5,801	439	6,240	(323)	2011
Salem, OR	3,425		3,150	599	121	3,271	599	3,870	(84)	2011
Salem, OR	1,539		1,471	266	119	1,590	266	1,856	(95)	2011
Sergeant Bluff, IA	8,385		11,675	736	25	11,700	736	12,436	(1,948)	2007
Seville, OH	—		6,662	1,170	229	6,891	1,170	8,061	(147)	2011
Smithfield, NC	—		4,671	613	—	4,671	613	5,284	(23)	2011
Sparks, MD	2,756		3,577	790	—	3,577	790	4,367	(505)	2007
Hazelwood, MO	4,867		5,436	1,959	82	5,518	1,959	7,477	(626)	2006
Streetsboro, OH	6,864		5,481	2,161	214	5,695	2,161	7,856	(217)	2011
Sun Prairie, WI	—		6,176	2,360	222	6,398	2,360	8,758	(249)	2011
Tavares, FL	4,449		6,339	722	—	6,339	722	7,061	(965)	2006
Twinsburg, OH	4,531		6,497	590	—	6,497	590	7,087	(685)	2007
Vonore, TN	9,631		8,243	2,355	85	8,328	2,355	10,683	(250)	2011
Waco, TX	—		1,448	—	84	1,532	—	1,532	(46)	2011
Walker, MI	4,561		4,872	855	93	4,965	855	5,820	(122)	2011
Youngstown, OH	2,428		3,400	139	(150)	3,250	139	3,389	(372)	2007
Bardstown, KY	1,616		2,399	379	—	2,399	379	2,778	(296)	2007
Total	$296,208	(1)	$418,733	$70,870	$12,655	$431,388	$70,870	$502,258	$(30,004)

(1)—Balance excludes the unamortized balance of historical fair value adjustments of $571.

As of December 31, 2011, the aggregate cost for federal income tax purposes of investments in real estate was approximately $630,996

 STAG Industrial, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

        A summary of activity for real estate and accumulated depreciation is as follows:

	STAG Industrial, Inc.	Predecessor
	Period April 20, 2011 to December 31, 2011	Period January 1, 2011 to April 19, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Real Estate:
Balance at beginning of period	$210,225	$210,186	$210,009	$208,948
Additions during period
Other acquisitions	292,426	—	—	—
Improvements, etc.	4,513	39	1,500	1,293
Other additions	—	—	—	—
Deductions during period
Cost of real estate sold	(4,544)	—	—	(50)
Write-off of tenant improvements	(362)	—	(1,323)	(182)
Asset Impairments	—	—	—	—

Balance at the end of the period	$502,258	$210,225	$210,186	$210,009

Accumulated Depreciation:
Balance at beginning of period	$20,959	$19,261	$14,626	$8,680
Additions during period
Depreciation and amortization expense	9,618	1,698	5,747	5,979
Other additions	—	—	—	—
Reductions during period
Disposals	(573)	—	(1,112)	(33)
Other reductions	—	—	—	—

Balance at the end of the period	$30,004	$20,959	$19,261	$14,626

 EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc.(4)
3.2	Articles Supplementary of STAG Industrial, Inc.(9)
3.3	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(11)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreeement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(10)
10.3	2011 Equity Incentive Plan(3)**
10.4	2011 Outperformance Program(7)**
10.5	Form of LTIP Unit Agreement(3)**
10.6	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)**
10.7	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)**
10.8	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)**
10.9	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)**
10.10	Employment Agreement with David G. King, dated April 20, 2011(5)**
10.11	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)**
10.12	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.13	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.14	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments III, LLC, as amended(11)
10.15	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments IV, LLC, as amended(11)
10.16
Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., Net Lease Aggregation Funds, LLC, Innovative Promotions LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(11)
10.17
Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., BSB STAG III, LLC, STAG III Employees, LLC, Benjamin S. Butcher, NED STAG III Residual LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(11)
10.18	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and STAG GI Investments, LLC, as amended(11)
10.19	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.(5)

Exhibit Number	Description of Document
10.20	Loan Agreement dated as of August 11, 2006 by and among affiliates of STAG Investments III, LLC, Anglo Irish Bank Corporation Limited and certain other lenders party thereto, as amended by that certain Joinder to Loan Agreement, Modification to Senior Loan Agreement and Third Modification to Bridge Loan Agreement dated December 20, 2007, as amended by that certain Joinder to Loan Agreement, Second Modification to Senior Loan Agreement and Fourth Modification to Bridge Loan Agreement dated February 12, 2008, as amended by that certain Third Modification to Senior Loan Agreement, Eighth Modification to Bridge Loan Agreement and Agreement to Release Properties dated July 28, 2008, as further amended by that certain Fourth Modification to Senior Loan Agreement dated as of January 31, 2009(1)
10.21	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.22	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.23	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.24	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC(5)
10.25	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)
10.26	Services Agreement between STAG Industrial Management LLC and STAG Manager IV, LLC(5)
10.27	Fifth Modification to Senior Loan Agreement by and among affiliates of STAG Investments III, LLC and Anglo Irish Bank Corporation Limited(5)
10.28
Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger(5)
10.29
First Amendment to Credit Agreement, dated as of September 30, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(11)
10.30
Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(8)
12.1	Computation of ratios of earnings to fixed charges and preferred dividends*
21.1	Subsidiaries of STAG Industrial, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Power of Attorney (included on signature page)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description of Document
101	The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders' Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text*

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*
Filed herewith.

**
Represents management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.

(2)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.

(3)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.

(4)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.

(5)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

(6)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

(7)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011.

(8)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.

(9)
Incorporated by reference to STAG Industrial, Inc.'s Post-Effective Amendment to the Registration Statement on Form S-11 (File No. 333-177131) filed with the Securities and Exchange Commission on November 2, 2011.

(10)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.

(11)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.