Form 10-Q
period 2012-03-31
STAG Industrial, Inc.
filed 2012-05-09
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 7, 2012
Common Stock ($0.01 par value)	15,996,826
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000

STAG INDUSTRIAL, INC.

PART I.	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 for STAG Industrial, Inc.	3

	Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Three Months ended March 31, 2012 and STAG Predecessor Group for the Three Months Ended March 31, 2011	4

	Consolidated and Combined Statements of Stockholders’ Equity for STAG Industrial, Inc. for the Three Months Ended March 31, 2012 and STAG Predecessor Group for the Three Months Ended March 31, 2011	5

	Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Three Months Ended March 31, 2012 and STAG Predecessor Group for the Three Months Ended March 31, 2011	6

	Notes to Consolidated and Combined Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	SIGNATURE	29

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2012	December 31, 2011

Assets
Rental Property:
Land	$74,763	$70,870
Buildings	419,468	394,822
Tenant improvements	26,115	25,056
Building and land improvements	12,377	11,510
Less: accumulated depreciation	(33,792)	(30,004)
Total rental property, net	498,931	472,254
Cash and cash equivalents	18,462	16,498
Restricted cash	8,219	6,611
Tenant accounts receivable, net	5,710	5,592
Prepaid expenses and other assets	1,490	1,355
Deferred financing fees, net	2,467	2,634
Leasing commissions, net	1,054	954
Goodwill	4,923	4,923
Due from related parties	309	400
Deferred leasing intangibles, net	115,640	113,293
Total assets	$657,205	$624,514
Liabilities and Equity
Liabilities:
Mortgage notes payable	$297,253	$296,779
Credit facility	40,000	—
Accounts payable, accrued expenses and other liabilities	4,644	6,044
Interest rate swaps	—	215
Tenant prepaid rent and security deposits	4,298	3,478
Dividends payable	7,793	6,160
Deferred leasing intangibles, net	1,970	1,929
Total liabilities	$355,958	$314,605
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2012 and December 31, 2011	69,000	69,000

Common stock $0.01 par value, 100,000,000 shares authorized, 15,993,050 and 15,901,560 shares outstanding at March 31, 2012 and December 31, 2011, respectively	160	159

Additional paid-in capital	179,076	179,919
Common stock dividends in excess of earnings	(24,485)	(18,385)
Total stockholders’ and owner’s deficit	223,751	230,693
Noncontrolling interest	77,496	79,216
Total equity	301,247	309,909
Total liabilities and equity	$657,205	$624,514

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(unaudited, in thousands except per share data)

	STAG Industrial, Inc.	STAG Predecessor Group
	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenue
Rental income	$15,645	$5,782
Tenant recoveries	2,057	960
Other income	321	—
Total revenue	18,023	6,742
Expenses
Property	1,762	994
General and administrative	2,998	139
Real estate taxes and insurance	1,468	738
Asset management fees	—	144
Property acquisition costs	293	—
Depreciation and amortization	8,860	2,009
Other expenses	50	—
Total expenses	15,431	4,024
Other income (expense)
Interest income	4	1
Interest expense	(4,172)	(3,289)
Gain on interest rate swaps	215	586
Total other income (expense)	(3,953)	(2,702)
Net income (loss) from continuing operations	$(1,361)	$16
Discontinued operations
Loss attributable to discontinued operations	—	(155)

Total loss attributable to discontinued operations	—	(155)
Net loss	$(1,361)	$(139)

Less: preferred stock dividends	1,553

Less: loss attributable to noncontrolling interest	(972)
Net loss attributable to the common stockholders	$(1,942)
Weighted average common shares outstanding — basic and diluted	15,824,627

Loss per share — basic and diluted	$(0.12)

Dividends declared per common share	$0.26

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

		Common Shares		Additional Paid in	Common Stock Dividends in excess of	Predecessor’s	Total Stockholder’s	Noncontrolling Interest — Unit holders in Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Owner’s Deficit	Equity	Partnership	Total Equity
Three months ended March 31, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	4,465	—	—	—	—	—	—	—
Dividends	(1,553)	—	—	—	(4,158)	—	(5,711)	(2,082)	(7,793)
Stock-based compensation	—	—	—	251	—	—	251	241	492
Rebalancing of noncontrolling interest	—	—	—	(1,093)	—	—	(1,093)	1,093	—
Net income (loss)	1,553	—	—	—	(1,942)	—	(389)	(972)	(1,361)
Balance, March 31, 2012	$69,000	15,993,050	$160	$179,076	$(24,485)	$—	$223,751	$77,496	$301,247

Three months ended March 31, 2011 (STAG Predecessor Group)
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(1,644)	(1,644)	—	(1,644)
Net loss	—	—	—	—	—	(139)	(139)	—	(139)
Balance, March 31, 2011	$—	—	$—	$—	$—	$(10,119)	$(10,119)	$—	$(10,119)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(unaudited, in thousands)

		STAG
		Predecessor
	STAG Industrial, Inc.	Group
	Three months ended March 31, 2012	Three months ended March 31, 2011

Cash flows from operating activities:
Net loss	$(1,361)	$(139)

Adjustment to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	8,860	2,061
Non-cash portion of interest expense	236	—
Intangible amortization in rental income, net	1,168	(4)
Tenant straight line receivable, net	(690)	—
Gain on interest rate swaps	(215)	(586)
Stock-based compensation expense	492	—
Change in assets and liabilities:
Tenant accounts receivable, net	572	47
Leasing commissions, net	(148)	(24)
Restricted cash	(313)	—
Prepaid expenses and other assets	60	(115)
Accounts payable, accrued expenses and other liabilities	(1,685)	(249)
Tenant prepaid rent and security deposits	820	238
Due to related parties	—	757
Due from related parties	91	—
Total adjustments	9,248	2,125

Net cash provided by operating activities	7,887	1,986

Cash flows from investing activities:
Additions of land and building improvements	(30,181)	(23)
Restricted cash	258	(541)
Cash paid for deal deposits, net	(200)	—
Additions to lease intangibles	(8,492)	—
Net cash used in investing activities	(38,615)	(564)
Cash flows from financing activities:
Proceeds from notes payable to related parties	—	789
Proceeds from secured corporate credit facility	40,000	—
Proceeds from mortgage notes payable	2,500	—
Repayment of mortgage notes payable	(1,971)	(1,180)
Payment of loan fees and costs	(124)	—
Distributions	(6,160)	(1,644)
Restricted cash - escrow for dividends	(1,553)	—

Net cash provided by (used in) financing activities	32,692	(2,035)

Increase (decrease) in cash and cash equivalents	1,964	(613)
Cash and cash equivalents—beginning of period	16,498	1,567

Cash and cash equivalents—end of period	$18,462	$954

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a Maryland corporation formed on July 21, 2010 that did not have any operating activity until the consummation of its initial public offering of common stock (the “IPO”) and the related formation transactions (the “formation transactions”) on April 20, 2011. The Company is the majority owner of the STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”), which was formed as a Delaware limited partnership on December 21, 2009. STAG Industrial GP, LLC, which was formed as a Delaware limited liability company on December 21, 2009, is a wholly owned subsidiary of the Company and is the sole general partner of the Operating Partnership. As of March 31, 2012, the Company owned 66.63% of the Operating Partnership. The Company is engaged in the business of acquiring, owning, leasing and managing real estate, consisting primarily of industrial properties located throughout the United States.  As of March 31, 2012, the Company owned 110 properties in 28 states with approximately 18.3 million rentable square feet, consisting of 62 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties. The Company’s properties were 94.2% leased to 95 tenants as of March 31, 2012. As used herein, “the Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

The Company’s “predecessor” for accounting purposes is STAG Predecessor Group, which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC (a Participant, as hereafter defined) prior to the IPO. STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States. The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is STAG Predecessor Group’s financial information; the financial information contained in this report for any time period on or after April 20, 2011 is the Company’s financial information.  The Company did not exist before April 20, 2011 and as a result of our formation transactions, our Company is substantially different from STAG Predecessor Group.

On April 20, 2011, concurrent with the IPO, the members of limited liability companies affiliated with the Company (collectively, the “Participants”) that held direct or indirect interests in their real estate properties elected to take limited partnership units in the Operating Partnership (“common units”) in exchange for the contribution of their properties to the Company. The formation transactions were designed to (i) continue the operations of the Company’s predecessor business, (ii) enable the Company to raise the necessary capital to acquire certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the

Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest. The Combined Financial Statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation or combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the consolidated historical financial statements of the transferred collection of real estate entities and holdings upon the IPO.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The financial statements for the periods after April 19, 2011 include the financial information of the Company, the Operating Partnership and their subsidiaries. Where the “Company” is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such period relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. (Three Months ended March 31, 2012)	STAG Predecessor Group (Three months ended March 31, 2011)
Supplemental cash flow information
Cash paid for interest	$3,888	$2,433
Supplemental schedule of noncash investing and financing activities
Additions of land and building improvements included in accounts payable, accrued expenses, and other liabilities	$285	$7
Dividends declared but not paid	$7,793	N/A

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

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements.  At March 31, 2012, restricted cash included $1.6 million that was held with the Company’s transfer agent for preferred stock dividends that were distributed subsequent to March 31, 2012.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net.  The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of March 31, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $0.8 million and $0.5 million, respectively.

The Company accrues rental revenue earned, but not yet received, in accordance with GAAP. As of March 31, 2012 and December 31, 2011, the Company had accrued rental revenue of $4.9 million and $4.5 million, respectively, which is reflected in tenant accounts receivable, net on the accompanying Consolidated Balance Sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the

Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of March 31, 2012 and December 31, 2011, the Company had an allowance on accrued rental revenue of $0.3 million and $0.4 million, respectively.

As of March 31, 2012 and December 31, 2011, the Company had a total of approximately $3.6 million of total lease security deposits available in existing letters of credit and $1.2 million of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining mortgage notes payable that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment.  During the three months ended March 31, 2012 and March 31, 2011, amortization of deferred financing fees included in interest expense was $0.3 million and $29 thousand, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, mortgage notes payable and credit facility. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company’s debt. See Note 6 for the fair values of the Company’s interest rate swaps.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly  the costs of their properties’ insurance, real estate taxes and certain other expenses and these costs, which costs are not reflected in the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $1.5 million and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively, and this would have been the maximum liability of the Company had the tenants not met their contractual obligations.  The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance and certain other expenses.

Income Taxes

Prior to the IPO, STAG Predecessor Group was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three months ended March 31, 2012 and March 31, 2011.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. At December 31, 2011, the Company accrued an estimate of taxes for the period April 20, 2011 to December 31, 2011 in the amount of

$0.3 million.  The Company accrued an estimate of the 2012 taxes in the amount of $50 thousand for the three months ended March 31, 2012.  There were no taxes recorded for the three months ended March 31, 2011.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

As part of the formation transactions, STAG Investments IV, LLC and STAG GI Investments, LLC (which are certain of the Participants and, along with the members of the Management Company (defined below) are referred to as part of the “STAG Contribution Group” in this report) contributed 100% of their real estate entities and operations in exchange for 7,320,610 common units in the Operating Partnership valued at $13.00 per common unit. The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to in the aggregate as the “Management Company” in this report), contributed 100% of those entities’ assets and liabilities in exchange for 38,621 common units in the Operating Partnership valued at $13.00 per common unit. The contribution of interests in the STAG Contribution Group was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution. STAG Predecessor Group, which includes the entity that is considered the Company’s accounting acquirer, is part of the Company’s predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company’s management. Using information available at the time the acquisition closed, the Company allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

As of March 31, 2012, the Company had approximately $4.9 million of goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired Management Company. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment charge was recognized for periods presented.

The following table summarizes the allocation of the consideration paid for the acquired assets and liabilities in connection with the acquisitions of manufacturing and distribution facilities at the date of acquisition (in thousands):

	Various(1)	Weighted Average Amortization Period (years) Lease Intangibles
Land	$3,893	N/A
Buildings and improvements	24,646	N/A
Tenant improvements	1,059	N/A
Above market rents	1,090	6.3
Below market rents	(154)	5.8
In place lease intangibles	5,361	6.2
Customer relationships	2,195	9.2
Total aggregate purchase price	38,090
Net assets acquired	$38,090

(1)                              Amounts in this column reflect the allocation of the consideration paid in connection with the acquisitions of properties in East Windsor, CT; South Bend, IN; Lansing, MI; Portland, ME; and Portland, TN, acquired on March 1, 2012, March 8, 2012, March 21, 2012, March 27, 2012, and March 30, 2012, respectively. Each of these properties was considered individually insignificant and therefore is presented combined.

The Company has included the results of operations for each of these acquired properties in its Consolidated Statement of Operations from the date of acquisition. For the three months ended March 31, 2012, the acquired entities contributed $0.1 million to total revenue and $0.3 million to net loss (including property acquisition costs of $0.2 million related to the acquisition of properties in East Windsor, CT; South Bend, IN; Lansing, MI; Portland, ME; and Portland, TN), respectively.

The accompanying unaudited pro forma information for the three months ended March 31, 2012 and March 31, 2011 is presented as if the acquisitions of the properties had occurred at January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Three Months Ended March 31, 2012 (in thousands, except share data)
Total revenue	$18,895
Net income (loss)	$(1,122)
Net income (loss) attributable to the Company	$(1,783)
Weighted average shares outstanding — basic and diluted	15,824,627
Net loss per share attributable to the Company — basic and diluted	$(0.11)

Pro Forma	Three Month Ended March 31, 2011 (in thousands, except share data)
Total revenue	$7,726
Net income (loss)	$(1,183)
Net income (loss) attributable to the Company	$(1,823)
Weighted average shares outstanding — basic and diluted	15,824,627
Net loss per share attributable to the Company — basic and diluted	$(0.12)

On December 22, 2011, the Company sold a flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. The results of operations for this property are reflected in income attributable to discontinued operations on the accompanying Consolidated Statement of Operations.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
In-place leases	$61,490	$56,221
Less: Accumulated amortization	(16,774)	(13,741)
In-place leases, net	44,716	42,480
Above market leases	35,515	34,425
Less: Accumulated amortization	(6,004)	(4,722)
Above market leases, net	29,511	29,703
Tenant relationships	37,568	35,373
Less: Accumulated amortization	(6,126)	(4,673)
Tenant relationships, net	31,442	30,700
Leasing commissions	14,418	14,326
Less: Accumulated amortization	(4,447)	(3,916)
Leasing commissions, net	9,971	10,410
Total deferred leasing intangibles, net	$115,640	$113,293

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Below market leases	$4,108	$3,954
Less: Accumulated amortization	(2,138)	(2,025)
Total deferred leasing intangibles, net	$1,970	$1,929

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $5.0 million and $0.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Rental income related to net amortization of above (below) market leases increased (decreased) by ($1.2) million and $4 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
Remainder of 2012	$13,722	$3,470
2013	14,992	4,565
2014	13,348	4,223
2015	11,442	4,013
2016	9,843	3,740

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s secured corporate revolving credit facility (the “Credit Facility”) as of March 31, 2012 and December 31, 2011 follows (dollars in thousands):

Loan	Interest Rate(1)	Principal outstanding as of March 31, 2012	Principal outstanding as of December 31, 2011	Current Maturity
Wells Fargo Master Loan	LIBOR + 3.00%	$132,689	$134,066	Oct-31-2013
CIGNA-1 Facility	6.50%	60,192	60,369	Feb-1-2018
CIGNA-2 Facility	5.75%	61,487	59,186	Feb-1-2018
CIGNA-3 Facility	5.88%	17,150	17,150	Oct-1-2019
Bank of America, N.A.(2)	7.05%	8,230	8,324	Aug-1-2027
Credit Facility	LIBOR + 2.50%	40,000	—	Apr-20-2014
Union Fidelity Life Insurance Co.(3)	5.81%	7,146	7,227	Apr-30-2017
Webster Bank National Association(4)	4.22%	6,092	6,128	Aug-4-2016
Sun Life Assurance Company of Canada (U.S.)(5)	6.05%	4,267	4,329	Jun-1-2016
		$337,253	$296,779

(1)                                  Current interest rate as of March 31, 2012.  At March 31, 2012 and December 31, 2011, the one-month LIBOR rate was 0.241% and 0.295%, respectively.

(2)                                  Principal outstanding includes an unamortized fair market value premium of $44 thousand as of March 31, 2012.

(3)                                  This loan was assumed at the acquisition of the Berkeley, MO property and the principal outstanding includes an unamortized fair market value premium of $0.2 million as of March 31, 2012.

(4)                                  This loan was entered into at the acquisition of the Norton, MA property.

(5)                                 Principal outstanding includes an unamortized fair market value premium of $0.3 million as of March 31, 2012.

The Credit Facility was secured by, among other things, 20 properties at March 31, 2012.  The Company currently pays an unused commitment fee equal to 0.50% of the unused portion of the Credit Facility. During the three months ended March 31, 2012, the Company incurred $0.1 million in unused fees, which is included in interest expense on the Consolidated Statement of Operations.  At March 31, 2012, there was an outstanding balance of $40.0 million on the Credit Facility. The Credit Facility was utilized throughout the three months ended March 31, 2012 to fund the acquisitions of properties and general corporate purposes.

The Company was in compliance with all financial covenants as of March 31, 2012 and December 31, 2011.

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The fair value of the Company’s debt is based on Level 3 inputs.  The three-tier value hierarchy is explained in Note 6.   The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012		December 31, 2011
Carrying Amount	Fair Value	Carrying Amount	Fair Value
$337,253	$338,753	$296,779	$298,417

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

STAG Predecessor Group entered into an interest rate swap (“Wells Fargo Master Loan Swap”) with a notional amount of $141.0 million to hedge against interest rate risk on its variable rate loan with Wells Fargo Master Loan, which was part of the debt contributed to the Company. The Wells Fargo Master Loan Swap was not designated as a hedge for accounting purposes and it expired on January 31, 2012.  There were no derivative instruments at March 31, 2012.  The fair value of the interest rate swap outstanding as of December 31, 2011 is as follows (in thousands):

	Notional Amount December 31, 2011	Fair Value December 31, 2011
Wells Fargo Master Loan Swap	$141,000	$(215)

The Company adopted the fair value measurement provisions for its interest rate swaps recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of December 31, 2011, the Company applied the provisions of this standard to the valuation of its interest rate swap, which was previously the only financial instrument measured at fair value on a recurring basis.

The Company recognized gains relating to the change in fair market value of the interest rate swaps of $0.2 million and $0.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

The table below sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands).  There were no financial instruments that are accounted for at fair value on a recurring basis outstanding as of March 31, 2012.

		Fair Market Measurements as of December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(215)	—	$(215)	—

7. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company sold 2,760,000 shares (including 360,000 shares pursuant to the full exercise of the underwriters’ overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred

Stock”) in an underwritten public offering, at a price to the public of $25.00 per share for net proceeds of $66.3 million, after deducting the underwriting discount and other direct offering costs of $2.7 million and indirect offering costs of $78 thousand.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding-up of the Company.

The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to November 2, 2016, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).

On March 6, 2012, the board of directors declared a record date of March 19, 2012 for holders of Series A Preferred Stock and confirmed the first quarter dividend of $0.5625 per share (equivalent to the fixed annual rate of $2.25 per share), and the Company accrued the first quarter dividend in the amount of $1.6 million, which was subsequently paid on April 2, 2012.

Common Stock

On April 20, 2011, the Company completed the IPO of its common stock. The IPO resulted in the sale of 13,750,000 shares of the Company’s common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. On May 13, 2011, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million of net proceeds after the underwriters’ discount and offering costs. The total gross proceeds to the Company from the IPO and the exercise of the overallotment option was approximately $205.6 million. The Company incurred formation transaction costs and offering costs of $6.2 million, of which $3.7 million was expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. Total underwriters’ discounts, commissions and offering costs of $16.9 million are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheets of the Company.

On March 6, 2012, the board of directors declared the first quarter dividend of $0.26 per share (equivalent to an annualized rate of $1.04 per share) for all stockholders of record on March 30, 2012, and the Company accrued the first quarter dividend, which was subsequently paid on April 13, 2012.

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members and/or chairmen of various committees during 2012.  The independent directors received total compensation of $52 thousand for their services for the three months ended March 31, 2012.  On April 13, 2012, based on the trailing 10 day average common stock price, the Company issued an aggregate of 3,776 shares of common stock.  The shares have a fair value of approximately $50 thousand based on the common stock closing price of $13.22 on April 13, 2012.

Restricted Stock-Based Compensation

Concurrently with the closing of the IPO, the Company made grants of shares of restricted common stock to certain employees of the Company. These awards were made pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). At such time, the Company granted to such employees a total of 80,809 shares of restricted stock that are subject to time-based vesting with a fair value of $1.0 million ($12.21 per share). The awards are subject to time-based vesting and will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

On January 3, 2012, the Company granted 87,025 shares of restricted stock that are subject to time-based vesting with a fair value of $1.0 million ($11.89 per share) to certain employees of the Company pursuant to the 2011 Plan.

As of March 31, 2012 and December 31, 2011, none of the shares of restricted stock were vested.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.1 million and $0 in non-cash compensation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.  Unrecognized compensation expense for the remaining life of the awards was $1.8 million and $0.8 million as of March 31, 3012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, there were no forfeitures of shares of restricted stock.

8. Noncontrolling Interest

Noncontrolling Common Units

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company.  Noncontrolling interests consisted of 7,590,000 common units (the “noncontrolling common units”) and 419,081 LTIP units, which in total represented approximately 33.37% of the ownership interests in the Operating Partnership at March 31, 2012.  The noncontrolling common units were issued at fair value at the time of the formation transactions for an issuance price of $13.00 per common unit.  Common units and shares of the Company’s common stock have essentially the same economic characteristics in that common units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership.  Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis.  All common units will receive the same quarterly distribution as the per share dividends on common stock.

Upon a material equity transaction in the Operating Partnership which results in an accretion of the member’s capital account to the economic value equivalent of the common units, LTIP units can be converted to common units. As of March 31, 2012, none of the vested LTIP units met the aforementioned criteria.

The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying Consolidated Statement of Stockholders’ Equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee of the Company’s board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the common unit. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

Concurrently with the closing of the IPO, pursuant to the 2011 Plan, the Company granted a total of 159,046 LTIP units to certain executive officers pursuant to the terms of their employment agreements and a total of 41,395 LTIP units to its independent directors. These LTIP units vest quarterly over five years, with the first vesting date having commenced on June 30, 2011.  In addition, on January 3, 2012, the Company granted a total of 196,260 LTIP units to certain executive officers and 22,380 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan.  As of March 31, 2012 and December 31, 2011, there were zero forfeitures of LTIP units. The total fair value of the LTIP units was approximately $4.8 million at the respective grants, which was determined by a lattice binomial option- pricing model based on a Monte Carlo simulation using a volatility factor of 55% and 50%, a risk-free interest rate of 2.10% and 3.40%, and terms of 10 years, respectively. As of March 31, 2012 and December 31, 2011, 51,020 and 30,066 LTIP units were vested, respectively.  The Company recognized $0.2 million and $0 in non-cash compensation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.  Unrecognized compensation expense was $4.2 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively.

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

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Non-vested restricted stock are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three months ended March 31, 2012, there were 167,834 unvested shares of restricted stock, that were considered participating securities, which were not dilutive.

For purposes of calculating basic and diluted earnings per share, awards under the Company’s 2011 Outperformance Program (the “OPP”) that was approved by the compensation committee of the Company’s board of directors on September 20, 2011 are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. For the three months ended March 31, 2012, the absolute and relative return thresholds were not met and, as a result, the OPP awards have been excluded from the diluted earnings per share calculation.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 (in thousands, except share data):

Three months ended March 31, 2012
Numerator
Net loss	$(1,361)
Less: preferred stock dividends	1,553
Less: noncontrolling interest	(972)
Loss attributable to the common stockholders	$1,942
Denominator
Weighted average common shares outstanding—basic and diluted	15,824,627
Loss per common share—basic and diluted	$(0.12)

Earnings per share are not presented for the three months ended March 31, 2011 as the IPO did not occur until April 20, 2011.

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

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for more than 10% of the base rents for the three months ended March 31, 2012 or March 31, 2011.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.

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

The following non-recognized subsequent events are noted:

On April 2, 2012, the Company paid the first quarter 2012 dividend on the Series A Preferred Stock of $0.5625 per share to all record holders of Series A Preferred Stock as of March 19, 2012 in the amount of $1.6 million.

On April 2, 2012, the Company entered into a purchase and sale agreement with subsidiaries of Columbus Nova Real Estate Acquisition Group, Inc. (“CRAG”) to acquire six industrial properties representing approximately 750,000 square feet in total for an aggregate purchase price of $30 million, excluding closing costs.  Various conditions to closing for these properties have yet to be satisfied, so there are no assurances that the acquisitions will be consummated.

On April 5, 2012, the Company acquired an approximately 409,600 square foot 100% leased warehouse/distribution facility located in Spartanburg, South Carolina.  The purchase price of the acquisition was approximately $9.0 million, excluding closing costs, and was funded using cash on hand. Management has not finalized the acquisition accounting.

On April 13, 2012, the Company paid the first quarter dividend of $0.26 per share to all record stockholders and common unit holders as of March 30, 2012 in the amount of $6.2 million.

On April 13, 2012, the Company issued an aggregate of 3,776 shares of common stock with a fair value of approximately $50 thousand, to the Company’s independent directors in compensation for their services for the three months ended March 31, 2012.

On April 17, 2012, the Company acquired an approximately 703,500 square foot 100% leased warehouse/distribution facility located in Franklin, Indiana.  The purchase price of the acquisition was approximately $17.8 million, excluding closing costs, and was funded using cash on hand. Management has not finalized the acquisition accounting.

On April 18, 2012, the Company entered into an agreement with CRAG for CRAG to source sale leaseback transactions for potential acquisition by the Company.

On April 20, 2012, the Company sold an approximately 150,000 square foot vacant building in Youngstown, Ohio to a third party for a total purchase price of $3.4 million.  Prior to the sale, on July 8, 2011, the Company received a termination fee from the then tenant of the Youngstown property in the amount of $2.0 million of which $1.8 million was recognized as termination income during the period April 20, 2011 to December 31, 2011.

During the period April 1, 2012 to May 9, 2012, the Company incurred additional net borrowings of $26.3 million under the Credit Facility.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2011,and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships except where the context otherwise requires.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group, our “predecessor” for accounting purposes. The consolidated financial statements for the quarter ended March 31, 2012 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”) and our subsidiaries. Where the “Company” is referenced in comparisons of financial results between the quarter ended March 31, 2012 and any quarter or period ended prior to April 20, 2011, the financial information for such quarter or period prior to April 20, 2011 relates solely to the STAG Predecessor Group, notwithstanding “Company” being the reference.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•                  the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

Overview

We are a fully-integrated real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.

As of March 31, 2012, we owned 110 properties in 28 states with approximately 18.3 million rentable square feet, consisting of 62 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties, and our properties were 94.2% leased to 95 tenants, with no single tenant accounting for more than 4.1% of our total annualized rent and no single industry accounting for more than 11.1% of our total annualized rent.

We were formed as a Maryland corporation on July 21, 2010 and our Operating Partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009. At March 31, 2012, we owned a 66.63% limited partnership interest in our Operating Partnership. On April 20, 2011, we completed our initial public offering of 13,750,000 shares common stock and the related formation transactions.  On May 13, 2011, the underwriters of our initial public offering exercised their option to purchase an additional 2,062,500 shares of common stock at a public offering price of $13.00 per share. On November 2, 2011, we sold 2,760,000 shares (including 360,000 shares pursuant to the full exercise of the underwriters’ overallotment option) of our 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) in an underwritten public offering at a price to the public of $25.00 per share for gross proceeds of $69.0 million.

We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2011, and generally will not be subject to U.S. federal taxes on our income to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of March 31, 2012, our properties were approximately 94.2% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of March 31, 2012, we had approximately 1.1 million rentable square feet of currently available space in our properties.  Of the 1.9 million square feet of leases that have expired or will expire in 2012, we have already renewed 1.3 million square feet of leases, resulting in a 68% tenant retention rate as of March 31, 2012.  We have renewed 100% of leases expiring during the first quarter of 2012.

Conditions in Our Markets

The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance.

Rental Expenses

Our rental expenses generally consist of utilities, real estate taxes, management fees, insurance, site repair and maintenance costs. For the majority of our tenants, our rental expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our property portfolio. The terms of those leases vary and on some occasions we may absorb property related expenses of our tenants. In our modified gross leases, we are responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all aspects of and costs related to the property and its operation during the lease term. Our overall performance will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group

Comparison of three months ended March 31, 2012 to the three months ended March 31, 2011

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands).  Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful for an analysis of our operations:

	STAG	STAG
	Industrial,	Predecessor
	Inc.	Group
	Three months ended March 31, 2012	Three months ended March 31, 2011	Change	% Change

Revenue
Rental income	$15,645	$5,782	$9,863	170.6%
Tenant recoveries	2,057	960	1,097	114.3%
Other income	321	—	321	100.0%
Total revenue	18,023	6,742	11,281	167.3%
Expenses
Property	1,762	994	768	77.3%
General and administrative	2,998	139	2,859	2057%
Real estate taxes and insurance	1,468	738	730	98.9%
Asset management fees	—	144	(144)	(100.0)%
Property acquisition costs	293	—	293	100.0%
Depreciation and amortization	8,860	2,009	6,851	341.0%
Other expenses	50	—	50	100.0%
Total expenses	15,431	4,024	11,407	283.5%

Other income (expense)
Interest income	4	1	3	300.0%
Interest expense	(4,172)	(3,289)	(883)	26.8%
Gain (loss) on interest rate swaps	215	586	(371)	(63.3)%
Total other income (expense)	(3,953)	(2,702)	(1,251)	46.3%
Discontinued operations
Loss attributable to discontinued operations	—	(155)	155	100.0%
Gain on sale of real estate	—	—	—	0.0%
Total loss attributable to discontinued operations	—	(155)	155	100.0%
Net loss	(1,361)	(139)	(1,222)	879.1%
Less: preferred stock dividends	1,553	—	1,553	100.0%
Less: loss attributable to noncontrolling interest	(972)	—	(972)	(100.0)%
Net loss attributable to the common stockholders	$(1,942)	$—	$(1,942)	(100.0)%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $11.3 million, or 167%, to $18.0 million for the three months ended March 31, 2012 compared to $6.7 million for the three months ended March 31, 2011.  For the three months ended March 31, 2011, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional revenue from properties contributed to us as part of the formation transactions as well as the acquisition of 20 properties since the formation transactions.

Expenses

Total expenses increased by $11.4 million, or 284%, to $15.4 million for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011.  For the three months ended March 31, 2011, we reported the results only of STAG Predecessor Group.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to us as part of the formation transactions and the acquisition of 20 properties since the formation transactions, and $0.3 million of property acquisition costs related to the acquisition of five properties that closed during the three months ended March 31, 2012 as well as pending acquisitions.  General and administrative expenses increased $2.9 million due to the inclusion of salary and other compensation costs as well as office expenses following the formation transactions.  Additionally, depreciation and amortization increased $6.9 million as a result of the properties acquired in the formation transactions and 20 properties acquired since the formation transactions resulted in an increased asset base to depreciate.

Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain (loss) on interest rate swaps.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $1.3 million, or 46%, to $4.0 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011.  The increase was primarily attributable to an increase in interest expense of $0.9 million related to draws on our secured corporate revolving credit facility (the “Credit Facility”) and debt obtained in connection with the acquisition of properties acquired since the formation transactions.  The increase was also attributable to a decrease in the gain on interest rate swaps of $0.4 million.

Preferred stock dividends

On November 2, 2011, we completed a preferred stock offering, which resulted in an income allocation to the preferred stockholders of $1.6 million for the three months ended March 31, 2012. There was no preferred stock outstanding at March 31, 2011, resulting in an increase of $1.6 million to the preferred stock dividends.

Net loss attributable to noncontrolling interest

For the three months ended March 31,2012, as the majority owner of the operating partnership, we consolidated 66.64% of the operating partnership’s operations based on our weighted average ownership percentage.  Net loss attributable to noncontrolling interest is an allocation of loss to the limited partners of the Operating Partnership.  There was no noncontrolling interest at March 31, 2011, resulting in an increase of $1.0 million to loss from noncontrolling interest.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 compared to STAG Predecessor Group’s combined cash flows for the three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Change	% Change

Cash provided by operating activities	$7,887	$1,986	5,901	297.1%
Cash used in investing activities	(38,615)	(564)	(38,051)	6,746.6%
Cash provided by (used in) financing activities	32,692	(2,035)	34,727	1,706.5%

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Net cash provided by operating activities.  Net cash provided by operating activities increased $5.9 million to $7.9 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the formation transactions.  Also, we had a net loss of $1.4 million for the three months ended March 31, 2012 compared to a net loss of $0.1 million for STAG Predecessor Group for the three months ended March 31, 2011.

Net cash used in investing activities.  Net cash used in investing activities increased by $38.1 million to $38.6 million for the three months ended March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011.  The change is primarily attributable to additions of property, specifically properties located in East Windsor, CT; South Bend, IN; Lansing, MI; Portland, ME; and Portland, TN, acquired on March 1, 2012, March 8, 2012, March 21, 2012, March 27, 2012, and March 30, 2012 respectively.

Net cash provided by (used in) financing activities.  Net cash provided by (used in) financing activities increased $34.7 million to $32.7 million for the three months ended March 31, 2012 compared to $(2.0) million for the three months ended March 31, 2011.  The change is primarily attributable to the net proceeds from the Credit Facility and mortgage notes, offset by the repayment of mortgage notes payable with distributions.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and unit holders in our operating partnership.  On January 13, 2012, we paid the fourth quarter 2011 dividend of $0.26 per share to all record common stockholders and unit holders as of December 30, 2011.   On March 6, 2012, the board of directors declared, and we accrued, the first quarter 2012 dividend of $0.26 per share to all record common stockholders and unit holders as of March 30, 2012, which was subsequently paid on April 13, 2012.

On November 2, 2011, we sold 2,760,000 shares (including 360,000 shares pursuant to the underwriters’ exercise of their overallotment option) of the Series A Preferred Stock in an underwritten public offering at a price to the public of $25.00 per share for gross proceeds of $69.0 million. After deducting underwriting discounts and offering expenses, net proceeds amounted to approximately $66.3 million. We pay cumulative dividends on the Series A Preferred Stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year, which commenced on December 30, 2011 at a pro-rated amount for the period November 2, 2011 to December 30, 2011. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. We used the net proceeds to repay our indebtedness under the Credit Facility, to fund acquisitions, and for general corporate purposes.  On March 6,

2012, the board of directors confirmed, and we accrued, the first quarter dividend of $0.5625 per share to all record preferred stockholders as of March 19, 2012, which was subsequently paid on April 2, 2012.

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

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of March 31, 2012 (dollars in thousands):

Loan	Principal		Fixed/Floating	Rate		Maturity
Wells Fargo Master Loan	$132,689		LIBOR + 3.00%(1)	3.241	%(1)	Oct-31-2013
CIGNA-1 Facility(2)	60,192		Fixed	6.50%		Feb-1-2018
CIGNA-2 Facility(3)	61,487		Fixed	5.75%		Feb-1-2018
CIGNA-3 Facility(4)	17,150		Fixed	5.88%		Oct-1-2019
Bank of America, N.A.	8,230	(5)	Fixed	7.05	%(6)	Aug-1-2027
Credit Facility	40,000		LIBOR + 2.50%	2.741%		Apr-20-2014
Union Fidelity Life Insurance Co.	7,146	(7)	Fixed	5.81%		Apr-30-2017
Webster Bank National Association	6,092		Fixed	4.22%		Aug-4-2016
Sun Life Assurance Company of Canada (U.S.)	4,267	(8)	Fixed	6.05%		Jun-1-2016
Total/Weighted Average	$337,253			4.55%

(1)                                 The interest rate had been swapped for a fixed rate of 2.165% plus a 3.00% spread for an effective fixed rate of 5.165% through January 31, 2012 at which date the swap expired and the interest reverted to the stated interest rate per the terms of the loan agreement, LIBOR plus a 3.00% spread or 3.241% at March 31, 2012.

(2)                                 Acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”) (which has no remaining borrowing capacity).

(3)                                 Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”). As of March 31, 2012, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility.

(4)                                 Acquisition loan facility with CIGNA that was originally entered into in July 2011 (the “CIGNA-3 facility”). As of March 31, 2012, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility.

(5)                                 Principal outstanding includes an unamortized fair market value premium of $44 thousand as of March 31, 2012.

(6)                                 Interest rate increases to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity, but is prepayable without penalty from May 1, 2012 through and including August 1, 2012.

(7)                                 Principal outstanding includes an unamortized fair market value premium of $0.2 million as of March 31, 2012.

(8)                                 Principal outstanding includes an unamortized fair market value premium of $0.3 million as of March 31, 2012.

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

Credit Facility

On April 20, 2011, we closed a loan agreement for our Credit Facility of up to $100.0 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The Credit Facility is secured, among other things, by mortgages granted by various indirect subsidiaries of our Operating Partnership. Proceeds from the Credit Facility have been and will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The Credit Facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the Credit Facility has an accordion feature that allows us to request an increase in the total commitments of up to $100.0 million to $200.0 million under certain circumstances. On October 17, 2011, we closed on an amendment to the Credit Facility to improve pricing, increase the borrowing capacity and create additional flexibility in our covenants.  At March 31, 2012, the total available capacity under the credit facility was approximately $26.4 million. The Credit Facility requires us to comply with loan-to-collateral-value ratios, debt service coverage ratios, recourse indebtedness thresholds and tangible net worth thresholds and limits, in the absence of default, our ability to pay dividends.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2012, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2012	2013 - 2014	2015 - 2016	Thereafter
Principal payments(3)(4)	$336,736	$6,854	$173,118	$14,501	$142,263
Interest payments (4)(5)	70,222	11,489	24,529	18,800	15,404
Operating lease and ground leases(5)	5,661	120	329	334	4,878
Total	$412,619	$18,463	$197,976	$33,635	$162,545

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

(3)                                 The $40.0 million outstanding on the Credit Facility is assumed to be paid in full at maturity in 2014 for the purposes of this table.

(4)                                 The interest rate as of March 31, 2012 was used to calculate the interest that will be paid on our variable rate debt.

(5)                                 Not included in our Consolidated Balance Sheets.

Interest Rate Risk

ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The STAG Predecessor Group and the other entities that contributed to our formation did not designate the hedges at the time of inception and therefore, our existing investment in the interest rate swaps does not qualify as an effective hedge for accounting purposes, and as such, changes in the swaps’ fair market values were being recorded in earnings through the maturity of the last remaining interest rate swap on January 31, 2012.

As of December 31, 2011, we had approximately $134.1 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $0.2 million net fair value. As this interest rate swap was entered into prior to our initial public offering and therefore prior to us reporting in conformity with GAAP, it was designated as non-hedge instruments.  This interest rate swap expired on January 31, 2012.  There were no outstanding interest rate swaps as of March 31, 2012.

As of March 31, 2012, we had $172.7 million of debt with interest at a variable rate.  To the extent interest rates increase, then so will the interest costs on our variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. As discussed above, the interest rate swap that converts our only variable rate debt to a fixed interest rate expired on January 31, 2012, and as a result, we are now subject to debt bearing interest at a variable rate of LIBOR plus 300 basis points.  Additionally, at March 31, 2012, we have an outstanding balance on the Credit Facility, which is subject to a variable interest rate of LIBOR plus 250 basis points.

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

Non-GAAP Financial Measures

In this report, we disclose and discuss Funds from Operations (“FFO”), which meets the definition of a “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of this measure provides useful information to investors.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the period presented to net loss, the nearest GAAP equivalent (in thousands):

Three Months Ended March 31, 2012
Net loss	$(1,361)
Depreciation and amortization	8,860
FFO	$7,499
Preferred stock dividends	(1,553)
FFO attributable to common stockholders and unit holders	$5,946

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk.  We have used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.

As of March 31, 2012, we had $40 million of borrowings outstanding under the Credit Facility and $132.7 million of borrowings outstanding on the Wells Fargo Master Loan bearing interest at a variable rate, which is not subject to an interest rate swap.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”.  In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had outstanding balances of $40 million on the Credit Facility and $132.7 million on the Wells Fargo Master Loan (the outstanding amounts at March 31, 2012) for the entire first quarter of 2012, our interest expense would have increased by $0.4 million for the first quarter of 2012.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 9, 2012	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements, tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.