Form 10-Q
period 2012-06-30
STAG Industrial, Inc.
filed 2012-08-06
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock ($0.01 par value)	25,077,106
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000

STAG INDUSTRIAL, INC.

PART I.	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 for STAG Industrial, Inc.	3

	Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Three and Six Months Ended June 30, 2012 and for the Period from April 20, 2011 to June 30, 2011 and STAG Predecessor Group for the Periods from January 1, 2011 to April 19, 2011 and April 1, 2011 to April 19, 2011	4

	Consolidated and Combined Statements of Stockholders’ Equity for STAG Industrial, Inc. for the Six Months Ended June 30, 2012 and for the Period from April 20, 2011 to June 30, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011	5

	Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Six Months Ended June 30, 2012 and for the Period from April 20, 2011 to June 30, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011	6

	Notes to Consolidated and Combined Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	Other Information	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

	SIGNATURE	34

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2012	December 31, 2011

Assets
Rental Property:
Land	$81,501	$70,870
Buildings	461,617	394,822
Tenant improvements	29,703	25,056
Building and land improvements	13,305	11,510
Less: accumulated depreciation	(37,502)	(30,004)
Total rental property, net	548,624	472,254
Cash and cash equivalents	5,113	16,498
Restricted cash	10,026	6,611
Tenant accounts receivable, net	6,210	5,592
Prepaid expenses and other assets	1,954	1,355
Deferred financing fees, net	2,506	2,634
Leasing commissions, net	1,203	954
Goodwill	4,923	4,923
Due from related parties	443	400
Deferred leasing intangibles, net	128,801	113,293
Total assets	$709,803	$624,514
Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$287,314	$296,779
Credit facility	5,000	—
Accounts payable, accrued expenses and other liabilities	5,754	6,044
Interest rate swaps	—	215
Tenant prepaid rent and security deposits	4,630	3,478
Dividends and distributions payable	10,287	6,160
Deferred leasing intangibles, net	4,450	1,929
Total liabilities	$317,435	$314,605
Commitments and contingencies		—
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2012 and December 31, 2011	69,000	69,000
Common stock $0.01 par value, 100,000,000 shares authorized, 24,958,258 and 15,901,560 shares outstanding at June 30, 2012 and December 31, 2011, respectively	249	159
Additional paid-in capital	282,669	179,919
Common stock dividends in excess of earnings	(33,424)	(18,385)
Total stockholders’ equity	318,494	230,693
Noncontrolling interest	73,874	79,216
Total stockholders’ equity	392,368	309,909
Total liabilities and stockholders’ equity	$709,803	$624,514

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(unaudited, in thousands except per share data)

						STAG
	STAG	STAG	STAG	STAG	STAG	Predecessor
	Industrial,	Industrial,	Predecessor	Industrial,	Industrial,	Group
	Inc.	Inc.	Group	Inc.	Inc.	Period from
	Three Months Ended June 30 2012	Period from April 20 to June 30 2011	Period from April 1 to April 19 2011	Six Months Ended June 30 2012	Period from April 20 to June 30 2011	January 1 to April 19 2011
Revenue
Rental income	$17,541	$9,569	$1,216	$33,186	$9,569	$6,866
Tenant recoveries	2,091	1,073	258	4,148	1,073	1,218
Other income	330	267	—	650	267	—
Total revenue	19,962	10,909	1,474	37,984	10,909	8,084
Expenses
Property	1,353	740	200	3,094	740	1,193
General and administrative	3,308	2,060	183	6,306	2,060	322
Real estate taxes and insurance	1,705	900	144	3,139	900	879
Asset management fees	—	—	30	—	—	170
Property acquisition costs	1,149	327	—	1,441	327	—
Depreciation and amortization	9,272	6,392	428	18,111	6,392	2,405
Other expenses	9	—	—	59	—	—
Total expenses	16,796	10,419	985	32,150	10,419	4,969
Other income (expense)
Interest income	4	9	0	8	9	1
Interest expense	(4,167)	(3,116)	(763)	(8,309)	(3,116)	(3,954)
Gain on interest rate swaps	—	500	177	215	500	762
Formation transaction costs	—	(3,728)	—	—	(3,728)	—
Offering costs	(68)	—	—	(68)	—	—
Loss on impairment	(622)	—	—	(622)	—	—
Gain on extinguishment of debt	18	—	—	18	—	—
Total other income (expense)	(4,835)	(6,335)	(586)	(8,758)	(6,335)	(3,191)
Net loss from continuing operations	$(1,669)	$(5,845)	$(97)	$(2,924)	$(5,845)	$(76)
Discontinued operations
Income (loss) attributable to discontinued operations	(78)	(54)	8	(184)	(54)	(153)
Gain on sale of real estate	219	—	—	219	—	—
Total income (loss) attributable to discontinued operations	141	(54)	8	35	(54)	(153)
Net loss	$(1,528)	$(5,899)	$(89)	$(2,889)	$(5,899)	$(229)
Less: loss attributable to noncontrolling interest	(887)	(1,996)		(1,853)	(1,996)
Net loss attributable to STAG Industrial, Inc.	$(641)	$(3,903)		$(1,036)	$(3,903)
Less: preferred stock dividends	1,553	—		3,106	—
Less: amount allocated to unvested restricted stockholders	41	—		41	—
Net loss attributable to common stockholders	$(2,235)	$(3,903)		$(4,183)	$(3,903)
Weighted average common shares outstanding — basic and diluted	19,484,785	15,153,646		17,654,706	15,153,646
Income (loss) per share — basic and diluted
Loss from continuing operations attributable to the common stockholders	$(0.12)	$(0.26)		$(0.24)	$(0.26)
Discontinued operations	$0.01	$(0.00)		$0.00	$(0.00)
Loss per share — basic and diluted	$(0.11)	$(0.26)		$(0.24)	$(0.26)
Dividends declared per common share	$0.27	$0.2057		$0.53	$0.2057

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends		Total	Holders in
		Common Stock		Paid in	in Excess of	Predecessor’s	Stockholder’s	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Owner’s Deficit	Equity	Partnership	Total Equity

Six Months Ended June 30, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Proceeds from sale of common stock	—	8,337,500	83	107,304	—	—	107,387	—	107,387
Offering costs	—	—	—	(5,104)	—	—	(5,104)	—	(5,104)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	8,241	—	—	—	—	—	—	—
Dividends and distributions	(3,106)	—	—	—	(10,897)	—	(14,003)	(4,133)	(18,136)
Stock-based compensation	—	—	—	502	—	—	502	474	976
Issuance of units for acquisition fee	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	623,932	6	6,038	—	—	6,044	(6,044)	—
Rebalancing of noncontrolling interest	—	—	—	(5,989)	—	—	(5,989)	5,989	—
Net income (loss)	3,106	—	—	—	(4,142)	—	(1,036)	(1,853)	(2,889)
Balance, June 30, 2012	$69,000	24,958,258	$249	$282,669	$(33,424)	$—	$318,494	$73,874	$392,368

Period from January 1, 2011 to April 19, 2011 (STAG Predecessor Group)
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	4,420	4,420	—	4,420
Distributions	—	—	—	—	—	(9,900)	(9,900)	—	(9,900)
Net loss	—	—	—	—	—	(229)	(229)	—	(229)
Balance, April 19, 2011	$—	—	$—	$—	$—	$(14,045)	$(14,045)	$—	$(14,045)

Period from April 20, 2011 to June 30, 2011 (STAG Industrial, Inc.)

Balance, April 20, 2011	$—	110	$—	$2	$—	$(14,045)	$(14,043)	$—	$(14,043)
Proceeds from sale of common stock	—	15,812,500	158	205,405	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	—	(110)	—	(2)	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	95,670	95,670
Exchange of owners’ equity for units	—	—	—	—	—	14,045	14,045	(14,045)	—
Offering costs	—	—	—	(17,042)	—	—	(17,042)	—	(17,042)
Issuance of restricted stock	—	80,809	1	(1)	—	—	—	—	—
Dividends and distributions		—	—	—	(3,269)	—	(3,269)	(1,602)	(4,871)
Stock-based compensation	—	—	—	39	—	—	39	117	156
Rebalancing of noncontrolling interest	—	—	—	(7,226)	—	—	(7,226)	7,226	—
Net loss	—	—	—	—	(3,903)	—	(3,903)	(1,996)	(5,899)
Balance, June 30, 2011	$—	15,893,309	$159	$181,175	$(7,172)	$—	$174,162	$85,370	$259,532

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(unaudited, in thousands)

			STAG
			Predecessor
		STAG Industrial, Inc.	Group
	STAG Industrial, Inc. Six Months Ended June 30, 2012	Period from April 20, 2011 to June 30, 2011	Period from January 1, 2011 to April 19, 2011

Cash flows from operating activities:
Net loss	$(2,889)	$(5,899)	$(229)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,132	6,446	2,459
Loss on impairment	622	—	—
Non-cash portion of interest expense	498	264	31
Intangible amortization in rental income, net	2,258	869	(2)
Straight line adjustment, net	(1,269)	(326)	(16)
Gain on interest rate swaps	(215)	(500)	(762)
Gain on extinguishment of debt	(18)	—	—
Gain on sale of real estate	(219)	—	—
Stock-based compensation expense	976	156	—
Issuance of units for acquisition fee	225	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	101	(42)	88
Leasing commissions, net	(359)	(25)	(24)
Restricted cash	(689)	(171)	—
Prepaid expenses and other assets	(653)	450	(87)
Accounts payable, accrued expenses and other liabilities	(35)	(429)	106
Tenant prepaid rent and security deposits	1,152	843	169
Due from related parties	(43)	746	767
Due to related parties	—	(596)	(141)
Total adjustments	20,464	7,685	2,588
Net cash provided by operating activities	17,575	1,786	2,359
Cash flows from investing activities:
Additions of land and building improvements	(86,992)	(12,349)	(39)
Proceeds from sale of rental property, net	3,216	—	—
Restricted cash	(1,173)	(540)	(542)
Cash paid for contributed assets, net	—	(2,159)	—
Cash received (paid) for deal deposits, net	35	(1,065)	—
Additions to lease intangibles	(25,950)	(5,686)	—
Net cash used in investing activities	(110,864)	(21,799)	(581)
Cash flows from financing activities:
Proceeds from issuance of common stock	107,387	205,563	—
Offering costs related to issuance of common stock	(5,104)	(17,042)	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	—	(2)	—
Proceeds from notes payable to related parties	—	—	789
Repayment of notes payable to related parties	—	(10,366)	—
Proceeds from secured corporate credit facility	87,300	11,000	—
Repayment of secured corporate credit facility	(82,300)	(11,000)	—
Proceeds from mortgage notes payable	9,252	11,400	—
Repayment of mortgage notes payable	(18,592)	(152,954)	(1,180)
Termination of swap contracts	—	(894)	—
Payment of loan fees and costs	(477)	(2,662)	—
Dividends and distributions	(14,009)	—	(2,679)
Restricted cash - escrow for dividends	(1,553)	—	—
Net cash provided by (used in) financing activities	81,904	33,043	(3,070)
Increase (decrease) in cash and cash equivalents	(11,385)	13,030	(1,292)
Cash and cash equivalents—beginning of period	16,498	277	1,567
Cash and cash equivalents—end of period	$5,113	$13,307	$275

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2012 and December 31, 2011, the Company owned a 77.15% and 67.12%, respectively, limited partnership interest in the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of June 30, 2012, the Company owned 121 properties in 29 states with approximately 20.4 million rentable square feet, consisting of 71 warehouse/distribution properties, 30 manufacturing properties and 20 flex/office properties. The Company’s properties were 95.7% leased to 104 tenants as of June 30, 2012.

The Company’s “predecessor” for accounting purposes is STAG Predecessor Group (or “Predecessor”), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC prior to the Company’s initial public offering in April 2011 (the “IPO”). Prior to the IPO, STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States. The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor’s financial information; the financial information contained in this report for any time period on or after April 20, 2011 is the Company’s financial information.  The Company did not have any operating activity before April 20, 2011 and, as a result of the Company’s IPO and related formation transactions, is substantially different from STAG Predecessor Group.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest. The combined financial statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest.  All significant intercompany balances and transactions have been eliminated in the combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the consolidated historical financial statements of the transferred collection of real estate entities and holdings, upon the IPO.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to STAG Predecessor Group. The financial statements for the periods after April 19, 2011 include the financial information of the Company, the Operating Partnership and their subsidiaries. Where the “Company” is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such period relates solely to STAG Predecessor Group, notwithstanding “Company” being the reference.

Adoption of New Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2011-04 issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2012 that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. The adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows but did result in additional disclosure pertaining to fair value measurements.

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. (Six Months Ended June 30, 2012)	STAG Industrial, Inc. (Period from April 20, 2011 to June 30, 2011)	STAG Predecessor Group (Period from January 1, 2011 to April 19, 2011)
Supplemental cash flow information
Cash paid for interest	$7,895	$2,927	$2,433
Supplemental schedule of noncash investing and financing activities
Acquisition of tangible assets	$—	$(204,116)	$—
Acquisition of goodwill upon formation transactions	$—	$(4,923)	$—
Acquisition of intangible assets upon formation transactions	$—	$(83,442)	$—
Assumption of mortgage notes payable	$—	$190,548	$—
Fair market value adjustment to mortgage notes payable acquired	$—	$141	$—
Assumption of related party notes payable upon formation transactions	$—	$4,466	$—
Acquisition of intangible liabilities upon formation transactions	$—	$1,066	$—
Acquisition of interest rate swaps upon formation transactions included in the purchase price allocation	$—	$420	$—
Acquisition of other liabilities upon formation transactions	$—	$171	$—
Issuance of units for acquisition of net assets upon formation transactions	$—	$95,670	$—
Disposition of accrued lender fees upon formation transactions	$—	$—	$4,420
Assumption of bridge loan for Option Properties upon formation transactions	$—	$—	$(4,750)
Assumption of note payable to related party for Option Properties upon formation transactions	$—	$—	$(727)
Assumption of interest rate swaps to related party for Option Properties upon formation transactions	$—	$—	$(352)
Noncash investing activities included in additions of land and building improvements	$(303)	$—	$—
Dividends and distributions declared but not paid	$10,287	$—	$—
Accrued distribution upon formation transactions	$—	$—	$(1,392)

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

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements.  At June 30, 2012, restricted cash included $1.6 million that was held by the Company’s transfer agent for preferred stock dividends that were distributed subsequent to June 30, 2012.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of June 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $0.7 million and $0.5 million, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of June 30, 2012 and December 31, 2011, the Company had accrued rental revenue of $5.2 million and $4.5 million, respectively, which is reflected in tenant accounts receivable, net on the accompanying Consolidated Balance Sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of June 30, 2012 and December 31, 2011, the Company had an allowance on accrued rental revenue of $0.2 million and $0.4 million, respectively.

As of June 30, 2012 and December 31, 2011, the Company had a total of approximately $3.3 million and $3.6 million, respectively, of total lease security deposits available in existing letters of credit; and $1.7 million and $1.2 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining mortgage notes payable that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment.  During the three and six months ended June 30, 2012 and the periods April 20, 2011 to June 30, 2011, April 1, 2011 to April 19, 2011 and January 1, 2011 to April 19, 2011 amortization of deferred financing fees included in interest expense was $0.3 million, $0.6 million, $0.3 million, $0, and $31 thousand, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, credit facility and mortgage notes payable. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company’s debt. See Note 6 for the fair values of the Company’s interest rate swaps.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes and certain other expenses and these costs are not reflected in the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $1.6 million and $3.0 million for the three and six months ended June 30, 2012, and $1.0 million, $0.1 million and $0.5 million for the periods April 20, 2011 to June 30, 2011, April

1, 2011 to April 19, 2011, and January 1, 2011 to April 19, 2011, respectively, and this would have been the maximum liability of the Company had the tenants not met their contractual obligations.  The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance and certain other expenses.

Income Taxes

Prior to the IPO, STAG Predecessor Group was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

The Company elected to qualify as a REIT under the Code commencing with the taxable year ended December 31, 2011. To continue to qualify as a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company’s taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the six months ended June 30, 2012 and period April 20, 2011 to December 31, 2011.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $9 thousand and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2012, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

As part of the IPO and the related formation transactions, STAG Investments IV, LLC and STAG GI Investments, LLC contributed 100% of their real estate entities and operations in exchange for 7,320,610 common limited partnership units in the Operating Partnership (“common units”)  valued at $13.00 per common unit. The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to, together, as the “Management Company” in this report), contributed 100% of those entities’ assets and liabilities in exchange for 38,621 common units valued at $13.00 per common unit. The contribution of interests in the Management Company was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution. STAG Predecessor Group, which includes the entity that is considered the Company’s accounting acquirer, is part of the Company’s predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company’s management. Using information available at the time the acquisition closed, the Company allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”) to source sale leaseback transactions for potential acquisitions by the Company.  The agreement called for various fees to be paid to Columbus Nova for their services including acquisition fees and a one-time incentive fee if certain performance thresholds are met.  On June 15, 2012, the Company acquired six industrial properties representing approximately 750,000 square feet in total for an aggregate purchase price of $30 million from Columbus Nova.   At the June 15, 2012 acquisition of the six industrial properties referenced above, the Company paid Columbus Nova an acquisition fee in the form of 15,789 Operating Partnership common units with a fair value of approximately $0.2 million, which is included in property acquisition costs on the accompanying Consolidated Statements of Operations.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the common units.  For further details on the one-time incentive fee, refer to Note 10.

The following table summarizes the acquisitions of the Company since the IPO:

Six Months Ended June 30, 2012

Property Location	Date Acquired	Square Feet	Properties
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1

Period from April 20, 2011 to December 31, 2011

Property Location	Date Acquired	Square Feet	Properties
Various - Formation Transaction	4/20/2011	7,574,204	34
Lansing, MI	5/26/2011	231,000	1
Fort Worth, TX	6/30/2011	101,500	1
Gresham, OR	7/19/2011	420,690	1
Berkeley, MO	7/28/2011	305,550	1
Norton, MA	8/4/2011	200,000	1
Conyers, GA	9/2/2011	226,256	1
Louisville, KY	9/22/2011	497,820	2
Gahanna, OH	10/14/2011	383,000	1
Smithfield, NC	11/16/2011	191,450	1
North Jackson, OH	12/14/2011	307,315	1
Chippewa Falls, WI	12/15/2011	97,400	2
Rogers, AR	12/22/2011	400,000	1
Georgetown, KY	12/29/2011	97,500	1

The following table summarizes the allocation of the consideration paid during the six months ended June 30, 2012 and the year ended December 31, 2011 for the acquired assets and liabilities in connection with the formation transactions and acquisitions of manufacturing and distribution facilities at the date of acquisition identified in the table above (in thousands):

	Six Months Ended June 30, 2012	Weighted Average Amortization Period (years) Lease Intangibles	Period from April 20 to December 31, 2011	Weighted Average Amortization Period (years) Lease Intangibles
Land	$10,770	N/A	$46,806	N/A
Buildings and improvements	69,870	N/A	229,688	N/A
Tenant improvements	4,550	N/A	15,982	N/A
Cash escrow for capital additions	750	N/A	1,400	N/A
Above market rents	6,149	13.3	31,718	7.6
Below market rents	(2,830)	9.2	(1,552)	7.6
In place lease intangibles	16,581	8.1	54,801	6.5
Customer relationships	6,050	9.7	32,327	8.3
Other liabilities	—	N/A	(171)	N/A
Interest rate swaps	—	N/A	(420)	N/A
Goodwill	—	N/A	4,923	N/A
Above/below market assumed debt adjustment	—	N/A	(675)	N/A
Total aggregate purchase price	111,890		414,827
Less: Long-term liabilities assumed	—		(206,253)
Net assets acquired	$111,890		$208,574

The Company has included the results of operations for each of these acquired properties in its Consolidated Statements of Operations from the date of acquisition. For the three and six months ended June 30, 2012 the entities acquired during the six months ended June 30, 2012 contributed $2.0 million and $2.1 million, respectively, to total revenue and $0.5 million and $0.7 million to net loss (including property acquisition costs of $1.3 million related to the acquisition of properties), respectively.  The entities acquired during the period from April 20, 2011 to June 30, 2011 contributed $6.4 million to total revenue and $1.3 million to net loss (including property acquisition costs of $0.3 million related to the properties acquired in Lansing, MI and Fort Worth, TX) during the period from April 20, 2011 to June 30, 2011.

This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Six Months Ended June 30, 2012 (in thousands, except share data) (1)
Total revenue	$41,809
Net income (loss) (2)	$264
Net income (loss) attributable to common stockholders	$(2,004)
Weighted average shares outstanding	17,654,706
Net loss per share attributable to common stockholders	$(0.11)

(1)	The unaudited pro forma information for the six months ended June 30, 2012 is presented as if the properties acquired during the six months ended June 30, 2012 had occurred at January 1, 2011

Pro Forma	Six Month Ended June 30, 2011 (in thousands, except share data) (3)
Total revenue	$34,744
Net income (loss) (2)	$(479)
Net income (loss) attributable to common stockholders	$(317)
Weighted average shares outstanding	15,153,646
Net loss per share attributable to common stockholders	$(0.02)

(2)

The Net income (loss) for the six months ended June 30, 2012 excludes $1.3 million of property acquisition costs related to the acquisition of properties that closed during the six months ended June 30, 2012.  Net income (loss) for the six months ended June 30, 2011 excludes $0.3 million of property acquisition costs related to the acquisition of properties that closed during the period from April 20, 2011 to June 30, 2011.

(3)

The unaudited pro forma information for the six months ended June 30, 2011 is presented as if the properties acquired during the six months ended June 30, 2012 and the properties acquired during the period from April 20, 2011 to June 30, 2011 had occurred at January 1, 2011 and January 1, 2010, respectively.

On April 20, 2012, the Company sold a vacant warehouse and distribution facility located in Youngstown, OH containing 153,708 net rentable square feet.  The sales price was $3.4 million and the Company received net proceeds of $3.2 million.  At closing, the Company recognized a gain on sale of real estate in the amount of $0.2 million under the full accrual method of gain recognition, which is included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.  In connection with the property sale, the Company paid down a portion of the master loan with Wells Fargo Bank, N.A. (“Wells Fargo”) for the related property debt.

On December 22, 2011, the Company sold a flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. In connection with the property sale, the Company paid down a portion of the master loan with Wells Fargo for the related property debt.  The results of operations for this property are reflected in income attributable to discontinued operations on the accompanying Consolidated Statement of Operations.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
In-place leases	$72,089	$56,221
Less: Accumulated amortization	(19,779)	(13,741)
In-place leases, net	52,310	42,480
Above market leases	40,409	34,425
Less: Accumulated amortization	(7,258)	(4,722)
Above market leases, net	33,151	29,703
Tenant relationships	41,164	35,373
Less: Accumulated amortization	(7,609)	(4,673)
Tenant relationships, net	33,555	30,700
Leasing commissions	14,750	14,326
Less: Accumulated amortization	(4,965)	(3,916)
Leasing commissions, net	9,785	10,410
Total deferred leasing intangibles, net	$128,801	$113,293

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Below market leases	$6,784	$3,954
Less: Accumulated amortization	(2,334)	(2,025)
Total deferred leasing intangibles, net	$4,450	$1,929

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $5.1 million and $10.1 million for the three and six months ended June 30, 2012, respectively, $3.7 million for the period April 20, 2011 to June 30, 2011, $0.1 million for the period April 1, 2011 to April 19, 2011, and $0.7 million for the period January 1, 2011 to April 19, 2011. Rental income related to net amortization of above (below) market leases increased (decreased) by $(1.1) million and $(2.3) million for the three and six months ended June 30, 2012, respectively, $(0.9) million for the period April 20, 2011 to June 30, 2011, $(2) thousand for the period April 1, 2011 to April 19, 2011, and $2 thousand for the period January 1, 2011 to April 19, 2011.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
Remainder of 2012	$10,267	$2,401
2013	17,003	4,499
2014	15,304	4,126
2015	13,279	3,953
2016	11,369	3,840

The Company assesses deferred leasing intangibles for impairments on a quarterly basis when certain triggering events are met.  If events or changes in circumstances indicate that the carrying values of certain deferred lease intangibles may be impaired, a recovery analysis is performed based on undiscounted future cash flows expected to be generated from the tenant over the remaining lease term.  If the recovery analysis indicates the carrying value of the tested lease intangibles are not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  The fair value is determined based on the contractual lease rental payments over the remaining term discounted back to the current reporting period.  On June 11, 2012, the Company received notice from a tenant that the tenant was exercising an option in their lease to downsize their space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013. After determining the undiscounted future cash flows were not recoverable, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined that the fair value of the lease intangibles was $0.4 million resulting in a noncash impairment loss of $0.6 million, which is reflected in the accompanying Consolidated Statements of Operations.  The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement.  The three-tier value hierarchy is explained in Note 6.

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s secured corporate revolving credit facility (the “Credit Facility”) as of June 30, 2012 and December 31, 2011 (dollars in thousands):

Loan	Interest Rate(1)	Principal outstanding as of June 30, 2012	Principal outstanding as of December 31, 2011	Current Maturity
Wells Fargo Master Loan—Fixed Amount	LIBOR + 3.00%	$124,808	$134,066	Oct-31-2013
CIGNA-1 Facility	6.50%	60,013	60,369	Feb-1-2018
CIGNA-2 Facility	5.75%	61,282	59,186	Feb-1-2018
CIGNA-3 Facility	5.88%	17,150	17,150	Oct-1-2019
Bank of America, N.A	7.05%	—	8,324	Aug-1-2027
Credit Facility	LIBOR + 2.50%	5,000	—	Apr-20-2014
Union Fidelity Life Insurance Co.(2)	5.81%	7,064	7,227	Apr-30-2017
Webster Bank National Association	4.22%	6,056	6,128	Aug-4-2016
Webster Bank National Association(3)	3.66%	3,243	—	May-29-2017
Webster Bank National Association(4)	3.64%	3,493	—	May-31-2017
Sun Life Assurance Company of Canada (U.S.)(5)	6.05%	4,205	4,329	Jun-1-2016
		$292,314	$296,779

(1)           Current interest rate as of June 30, 2012. At June 30, 2012 and December 31, 2011, the one-month LIBOR rate was 0.246% and 0.295%, respectively.

(2)           This loan was assumed at the acquisition of the Berkeley, MO property and the principal outstanding includes an unamortized fair market value premium of $0.2 million as of June 30, 2012.

(3)           This loan was entered into on May 29, 2012 with an outstanding principal amount of $3.25 million. The loan is collateralized by a property located in Portland, ME.

(4)           This loan was entered into on May 31, 2012 with an outstanding principal amount of $3.5 million. The loan is collateralized by a property located in East Windsor, CT.

(5)           Principal outstanding includes an unamortized fair market value premium of $0.3 million as of June 30, 2012.

On June 27, 2012, the Company paid down the principal outstanding on the Bank of America, N.A. loan in the amount of $8.1 million.  The early extinguishment of the loan resulted in a gain of $18 thousand as a result of the acceleration of an unamortized fair market value premium.  There were no pre-payment penalties associated with the loan.

The Credit Facility was secured by equity interests and mortgages in the Company’s various indirect subsidiaries that own 31 properties at June 30, 2012.  The Company pays an unused commitment fee equal to 0.50% of the unused portion of the Credit Facility if the usage is less than 50% of the capacity and 0.35% if usage is greater than 50%.  During the three and six months ended June 30, 2012 and the period April 20, 2011 to June 30, 2011, the Company incurred $0.1 million, $0.2 million, and $0.1 million in unused fees, respectively, which is included in interest expense on the Consolidated Statements of Operations.  At June 30, 2012, the outstanding balance on the Credit Facility was $5.0 million and the remaining availability was $95.0 million. The Credit Facility was utilized throughout the six months ended June 30, 2012 to fund the acquisitions of properties and general corporate purposes.

The Company was in compliance with all financial covenants as of June 30, 2012 and December 31, 2011.

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The discount rate ranged from 2.746% to 5.88% and was applied to each individual debt instrument based on the debt’s collateral, remaining term and loan to value ratios.  The fair value of the Company’s debt is based on Level 3 inputs.  The three-tier value hierarchy is explained in Note 6.  The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$287,314	$289,127	$296,779	$298,417
Credit facility	$5,000	$5,000	$—	$—

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

STAG Predecessor Group entered into an interest rate swap (“Wells Fargo Master Loan Swap”) with a notional amount of $141.0 million to hedge against interest rate risk on its variable rate loan with Wells Fargo, which was part of the debt contributed to the Company in its formation transactions. The Wells Fargo Master Loan Swap was not designated as a hedge for accounting purposes and it expired on January 31, 2012.  There were no derivative instruments at June 30, 2012.  The fair value of the interest rate swap outstanding as of December 31, 2011 is as follows (in thousands):

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

The Company recognized gains relating to the change in fair market value of the interest rate swaps of $0 and $0.2 million for the three and six months ended June 30, 2012, respectively, and $0.5 million, $0.2 million and $0.8 million for the periods April 20, 2011 to June 30, 2011, April 1, 2011 to April 19, 2011 and January 1, 2011 to April 19, 2011, respectively.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Market Measurements as of December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swap	$(215)	—	$(215)	—

7. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares (including 360,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share for net proceeds of $66.3 million, after deducting the underwriting discount and other direct offering costs of $2.7 million and indirect offering costs of $0.1 million.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding-up of the Company.

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

On April 2, 2012, the Company paid the first quarter dividend on the Series A Preferred Stock to all preferred stockholders of record on March 19, 2012 in the amount of $1.6 million.  On May 15, 2012, the board of directors declared, and the Company accrued, the second quarter dividend on the Series A Preferred Stock to all preferred stockholders of record on June 15, 2012 in the amount of $1.6 million, which was paid on July 2, 2012.

Common Stock

On April 20, 2011, the Company completed the IPO of its common stock. The IPO resulted in the sale of 13,750,000 shares of the Company’s common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. On May 13, 2011, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million of net proceeds after the underwriters’ discount and offering costs. The total gross proceeds to the Company from the IPO and the exercise of the overallotment option were approximately $205.6 million. The Company incurred formation transaction costs and offering costs of $6.2 million, of which $3.7 million was expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. Total underwriters’ discounts, commissions and offering costs of $16.9 million are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheets of the Company.

On May 29, 2012, the Company completed an underwritten public offering of 8,337,500 of shares common stock at a public offering price of $12.88 per share, inclusive of 1,087,500 shares issued pursuant to the full exercise of the underwriters’ overallotment option.  The Company received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of $4.6 million.  The Company also incurred direct offering costs of $0.5 million.  The underwriting fees of $4.6 million and $0.5 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company.  The Company also incurred $0.1 million of indirect offering costs, which are included in the accompanying Consolidated Statements of Operations.

On April 13, 2012, the Company paid the first quarter dividend of $0.26 per share to all stockholders of record on March 30, 2012.  On May 15, 2012, the board of directors declared, and the Company accrued, the second quarter dividend of $0.27 per share to all stockholders of record on June 29, 2012, which was subsequently paid on July 13, 2012.

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members and/or chairmen of various committees during 2012.  On April 13, 2012, the Company granted 3,776 shares of common stock with a fair value of $50 thousand, for director’s compensation for their services for the three months ended March 31, 2012.  On July 13, 2012, the Company granted 3,108 shares of common stock with a fair value of $46 thousand for directors’ compensation for their services for the three months ended June 30, 2012 (pro-rating compensation for Edward F. Lange, Jr. as his term expired on May 7, 2012).

Restricted Stock-Based Compensation

Concurrently with the closing of the IPO, the Company granted a total of 80,809 restricted shares of common stock with a fair value of $1.0 million ($12.21 per share) to certain employees of the Company pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The shares of restricted common stock are subject to time-based vesting and will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary of the date of grant.  Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

On January 3, 2012, the Company granted an additional 87,025 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan with a fair value of $1.0 million ($11.89 per share).

As of June 30, 2012, 16,161 shares of restricted common stock had vested.  None of the shares of restricted common stock that are subject to time-based vesting were vested as of December 31, 2011. The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.1 million and $0.2 million in non-cash compensation expense for the three and six months ended June 30, 2012, respectively, and $39 thousand for the period April 20, 2011 to June 30, 2011. The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011. Unrecognized compensation expense for the remaining life of the awards was $1.7 million and $0.8 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, there were no forfeitures of share of restricted common stock.

8. Noncontrolling Interest

Noncontrolling Common Units

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company.  As of June 30, 2012, noncontrolling interests consisted of 6,981,857 common units (the “noncontrolling common units”) and 408,206 LTIP units, which in total represented an approximately 22.85% limited partnership interest in the Operating Partnership.  The noncontrolling common units were issued at fair value at the time of the formation transactions for an issuance price of $13.00 per common unit.  Common units and shares of the Company’s common stock have essentially the same economic characteristics in that common units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership.  Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis.  All common units will receive the same quarterly distribution as the per share dividends on common stock.  During the three months ended June 30, 2012, 623,932 noncontrolling common units were redeemed for 623,932 shares of common stock.

On June 15, 2012, the Company acquired six industrial properties from Columbus Nova for which it paid an acquisition fee in the form of 15,789 common units in the Operating Partnership with a fair value of approximately $0.2 million, which is included in property acquisition costs on the accompanying Consolidated Statements of Operations.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the common units.

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying Consolidated Statement of Stockholders’ Equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the Company’s compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the common unit. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

Concurrently with the closing of the IPO, pursuant to the 2011 Plan, the Company granted a total of 159,046 LTIP units to certain executive officers pursuant to the terms of their employment agreements and a total of 41,395 LTIP units to its non-employee independent directors. These LTIP units vest quarterly over five years, with the first vesting date having commenced on June 30, 2011.  In addition, on January 3, 2012, the Company granted a total of 196,260 LTIP units to certain executive officers and 22,380 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan.  The total fair value of the LTIP units was approximately $4.8 million at the respective grant dates, which was determined by a lattice binomial option- pricing model based on a Monte Carlo simulation using a volatility factor of 55% and 50%, a risk-free interest rate of 2.10% and 3.40%, and terms of 10 years, respectively.  As of June 30, 2012 and December 31, 2011, 71,339 and 30,066 LTIP units were vested, respectively.  On May 7, 2012, the Company’s non-employee director, Edward F. Lange, did not stand for re-election.  Consequently, he forfeited 10,875 unvested LTIP units and the Company expensed the dividends previously paid to Mr. Lange on the unvested LTIP units in the amount of $8 thousand.  As of December 31, 2011, there were no forfeitures of LTIP units.  The Company recognized $0.2 million and $0.5 million in non-cash compensation expense for the three and six months ended June 30, 2012,  respectively, and $0.1 million for the period April 20, 2011 to June 30, 2011. The Company recognized zero non-cash compensation expense for the period January 1, 2011 to April 19, 2011. Unrecognized compensation expense was $3.9 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively.

Upon a material equity transaction in the Operating Partnership that results in an accretion of the member’s capital account to the economic value equivalent of the common units, LTIP units can be converted to common units. As of June 30, 2012, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to common units.

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

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Non-vested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and six months ended June 30, 2012, there were 155,047 and 160,484 unvested shares of restricted stock on a weighted average basis, respectively, that were considered participating securities, which were not dilutive.

For purposes of calculating basic and diluted earnings per share, awards under the Company’s 2011 Outperformance Program (the “OPP”) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the

Company excludes the awards from the basic and diluted earnings per share calculation. For the three and six months ended June 30, 2012 and the period April 20, 2011 to June 30, 2011, the absolute and relative return thresholds were not met and as a result the OPP awards have been excluded from the diluted earnings per share calculation.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and the period April 20, 2011 to June 30, 2011 (in thousands, except share data).

Three Months Ended June 30, 2012
Numerator
Net loss from continuing operations	$(1,669)
Less: preferred stock dividends	1,553
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest allocable to continuing operations	(927)
Loss from continuing operations available to common stockholders	$(2,336)
Income attributable to discontinued operations	$141
Less: noncontrolling interest allocable to discontinued operations	40
Income from discontinued operations available to common stockholders	$101
Denominator
Weighted average common shares outstanding—basic and diluted	19,484,785
Loss from continuing operations attributable to common stockholders	$(0.12)
Discontinued operations	0.01
Loss per common share—basic and diluted	$(0.11)

Six Months Ended June 30, 2012
Numerator
Net loss from continuing operations	$(2,924)
Less: preferred stock dividends	3,106
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest allocable to continuing operations	(1,864)
Loss from continuing operations available to common stockholders	$(4,207)
Income attributable to discontinued operations	$35
Less: noncontrolling interest allocable to discontinued operations	11
Income from discontinued operations available to common stockholders	$24
Denominator
Weighted average common shares outstanding—basic and diluted	17,654,706
Loss from continuing operations attributable to common stockholders	$(0.24)
Discontinued operations	—
Loss per common share—basic and diluted	$(0.24)

Period from April 20 to June 30, 2011
Numerator
Net loss from continuing operations	$(5,845)
Less: preferred stock dividends	—
Less: Amount allocable to unvested restricted stockholders	—
Less: noncontrolling interest allocable to continuing operations	(1,977)
Loss from continuing operations available to common stockholders	$(3,868)
Income attributable to discontinued operations	$(54)
Less: noncontrolling interest allocable to discontinued operations	(19)
Income from discontinued operations available to common stockholders	$(35)
Denominator
Weighted average common shares outstanding—basic and diluted	15,153,646
Loss from continuing operations attributable to common stockholders	$(0.26)
Discontinued operations	—
Loss per common share—basic and diluted	$(0.26)

Earnings per share are not presented for the period January 1, 2011 to April 19, 2011 as the IPO did not occur until April 20, 2011.

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

As described in Note 3, the Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired properties sourced by Columbus Nova.  To the extent the Company has received a 10% internal rate of return on its invested equity on May 31, 2017, Columbus Nova will earn 20% of the returns exceeding the 10% internal rate of return.  The returns will be calculated based on distributions from June 15, 2012 through May 31, 2017 and a hypothetical liquidation of the ending value of the properties owned at May 31, 2017 to be valued by third party appraisers.  The fee, if any, will be paid in common stock or cash at the Company’s discretion and subject to certain conditions.  The fair value of the incentive fee will be measured at each balance sheet date and to the extent there is value in the incentive fee, it will be recognized as a liability.  The hypothetical liquidation of the ending value of the properties was determined using a discounted cash flow analysis. The estimated cash flows used are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as market capitalization rates, discount rates, current and future rental rates, estimated operating and capital expenditures, and estimated downtime. These estimates are prepared using known data at comparable company owned properties as well market data obtained from third party sources such as real estate leasing and brokerage firms.  At June 30, 2012, the fair value of the incentive fee was zero and was determined using the aforementioned Level 3 inputs. The three-tier hierarchy is explained in Note 6.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for more than 3.8% of the base rents for the three and six months ended June 30, 2012 and the period April 20, 2011 to June 30, 2011.  No tenant accounted for more than 7.6% of the Predecessor’s base rents for the period January 1, 2011 to April 19, 2011.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants default on their leases.

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

The following non-recognized subsequent events are noted:

On July 17, 2012, the Board of Directors elected Christopher P. Marr to serve as a director of the Company, Chairman of the Company’s Nominating and Corporate Governance Committee and a member of the Company’s Compensation Committee, effective August 2, 2012.  Mr. Marr filled the vacancy created when Edward F. Lange, Jr. did not to stand for re-election in May 2012.  On August 2, 2012, Mr. Marr received an initial grant of 5,345 LTIP units and became eligible to receive the standard compensation provided by the Company to its other non-management directors for services as a director.  Additionally, on August 2, 2012, the Company and Mr. Marr entered into an indemnification agreement in substantially the same form as the Company has entered with each of the Company’s existing directors.

On July 18, 2012, the Company acquired an approximately 182,000 square foot 100% leased warehouse/distribution facility located in Bellevue, Ohio.  The purchase price of the acquisition was approximately $5.7 million, excluding closing costs, and was funded using cash on hand.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On August 1, 2012, the Company acquired an approximately 408,000 square foot 100% leased warehouse/distribution facility located in Atlanta, Georgia.  The purchase price of the acquisition was approximately $11.3 million, excluding closing costs, and was funded using cash on hand.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On August 6, 2012, the Company acquired an approximately 186,000 square foot 100% leased warehouse/distribution facility located in Huntersville, NC.  The purchase price of the acquisition was approximately $5.5 million, excluding closing costs, and was funded using cash on hand.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

During the period July 1, 2012 to August 6, 2012, the Company incurred additional net borrowings of $30 million under the Credit Facility, which borrowings were used to acquire properties.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2011,and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to STAG Predecessor Group, our “predecessor” for accounting purposes. The consolidated financial statements for the quarter ended June 30, 2012 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. and our subsidiaries. Where “Company,” “we,” “our” or “us” is referenced in comparisons of financial results between the quarter ended June 30, 2012 and any quarter or period ended prior to April 20, 2011, the financial information for such quarter or period prior to April 20, 2011 relates solely to STAG Predecessor Group, notwithstanding “Company,” “we,” “our” or “us” being the reference.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•                  the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

•                  our ability to maintain our qualification as a REIT;

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

Overview

We are a fully-integrated, self-administered and self-managed real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.

As of June 30, 2012, we owned 121 properties in 29 states with approximately 20.4 million rentable square feet, consisting of 71 warehouse/distribution properties, 30 manufacturing properties and 20 flex/office properties, and our properties were 95.7% leased to 104 tenants, with no single tenant accounting for more than 3.8% of our total annualized rent and no single industry accounting for more than 12.6% of our total annualized rent.

We were formed as a Maryland corporation on July 21, 2010 and have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Generally we are not subject to U.S. federal taxes on our income to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT. We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through our operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2012, we owned a 77.15% limited partnership interest in the Operating Partnership.

On April 20, 2011, we completed our initial public offering of 13,750,000 shares of common stock and the related formation transactions.  On May 13, 2011, we issued an additional 2,062,500 shares of common stock at a public offering price of $13.00 per share pursuant to the full exercise of the underwriters’ overallotment option. On November 2, 2011, we completed an underwritten public offering of 2,760,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) (including 360,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a price to the public of $25.00 per share for gross proceeds of $69.0 million.  On May 29, 2012, we completed an underwritten public offering of 8,337,500 shares of common stock (including 1,087,500 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a price to the public of $12.88 per share.  We received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting fees of $4.6 million.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of June 30, 2012, our properties were approximately 95.7% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of June 30, 2012, we had approximately 0.9 million rentable square feet of currently available space in our properties.  Of the 1.9 million square feet of leases that have expired or will expire in 2012, we have already renewed 1.5 million square feet of leases, resulting in a 76% tenant retention rate as of June 30, 2012.  We renewed 92% of leases that expired in the second quarter of 2012.

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

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group

Within the following Historical Results of Operations, the three and six months ended June 30, 2012 and 2011 consists of STAG Predecessor Group’s operations for the period April 1, 2011 to April 19, 2011 and January 1, 2011 to April 19, 2011, respectively

Comparison of three months ended June 30, 2012 to the three months ended June 30, 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands).  Because we did not have any operating activity before April 20, 2011, and because, as a result of our initial public offering and related formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful for an analysis of our operations:

	Three Months Ended
	June 30,
	2012	2011	Change	% Change

Revenue
Rental income	$17,541	$10,785	$6,756	62.6%
Tenant recoveries	2,091	1,331	760	57.1%
Other income	330	267	63	23.6%
Total revenue	19,962	12,383	7,579	61.2%
Expenses
Property	1,353	940	413	43.9%
General and administrative	3,308	2,243	1,065	47.5%
Real estate taxes and insurance	1,705	1,044	661	63.3%
Asset management fees	—	30	(30)	(100.0)%
Property acquisition costs	1,149	327	822	251.4%
Depreciation and amortization	9,272	6,820	2,452	36.0%
Other expenses	9	—	9	100.0%
Total expenses	16,796	11,404	5,392	47.3%

Other income (expense)
Interest income	4	9	(5)	(55.6)%
Interest expense	(4,167)	(3,879)	288	7.4%
Gain on interest rate swaps	—	677	677	(100.0)%
Formation transaction costs	—	(3,728)	(3,728)	(100.0)%
Offering costs	(68)	—	68	100.0%
Loss on impairment	(622)	—	622	100.0%
Gain on extinguishment of debt	18	—	18	100.0%
Total other income (expense)	(4,835)	(6,921)	2,086	(30.1)%
Discontinued operations
Income (loss) attributable to discontinued operations	(78)	(46)	(32)	69.6%
Gain on sale of real estate	219	—	219	100.0%
Total income (loss) attributable to discontinued operations	141	(46)	187	(406.5)%
Net loss	$(1,528)	$(5,988)	$4,460	(74.5)%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $7.6 million, or 61.2%, to $20.0 million for the three months ended June 30, 2012 compared to $12.4 million for the three months ended June 30, 2011.  The increase was primarily attributable to additional revenue from properties contributed to us as part of the formation transactions as well as the acquisition of 32 properties since the formation transactions.

Expenses

Total expenses increased by $5.4 million, or 47.3%, to $16.8 million for the three months ended June 30, 2012 compared to $11.4 million for the three months ended June 30, 2011.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to us as part of the formation transactions and the acquisition of 32 properties since the formation transactions, and $1.1 million of property acquisition costs related to the acquisition of 12 properties that closed during the three months ended June 30, 2012 as well as pending acquisitions.  General and administrative expenses increased by $1.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The current period is reflective of a full quarter of general and administrative expenses as a public company compared to a partial quarter in 2011 and includes salary and other compensation costs related to additional employees hired following the formation transactions.  Additionally, depreciation and amortization increased $2.5 million as a result of the properties acquired in the formation transactions and 32 properties acquired since the formation transactions resulted in an increased asset base to depreciate.

Other income (expense)

Total other income (expense) consists of interest income, interest expense, offering costs and gain (loss) on interest rate swaps.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased $2.1 million, or 30.1%, to $4.8 million for the three months ended June 30, 2012 compared to $6.9 million for the three months ended June 30, 2011.  The decrease was primarily attributable to the $3.7 million formation transaction costs incurred during the three months ended June 30, 2011 related to the initial public offering and related formation transactions.  The decrease was partially offset by a decrease of $0.7 million related to a gain on interest rate swaps that was recognized during the three months ended June 30, 2011.  The interest rate swaps all expired by January 31, 2012.  The decrease was also partially offset by a one-time loss on impairment of intangible assets of approximately $0.6 million recognized during the three months ended June 30, 2012.

Net income (loss) attributable to discontinued operations

Net income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of properties located in Amesbury, MA and Youngstown, OH.  The total net income (loss) attributable to discontinued operations increased by $0.2 million related to the gain on sale of the Youngstown, OH property, which closed on April 20, 2012.

Net loss

Net loss decreased by $4.5 million, or 74.5%, to $1.5 million for the three months ended June 30, 2012 compared to $6.0 million for the three months ended June 30, 2011. The decrease is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 32 properties since the formation transactions. The decrease is also attributable to all of the aforementioned factors above.

Comparison of six months ended June 30, 2012 to the six months ended June 30, 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands).  Because we did not have any operating activity before April 20, 2011, and because, as a result of our initial public offering and related formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful for an analysis of our operations:

	Six Months Ended
	June 30,
	2012	2011	Change	% Change

Revenue
Rental income	$33,186	$16,435	$16,751	101.9%
Tenant recoveries	4,148	2,291	1,857	81.1%
Other income	650	267	383	143.4%
Total revenue	37,984	18,993	18,991	100.0%
Expenses
Property	3,094	1,933	1,161	60.1%
General and administrative	6,306	2,382	3,924	164.7%
Real estate taxes and insurance	3,139	1,779	1,360	76.4%
Asset management fees	—	170	(170)	(100.0)%
Property acquisition costs	1,441	327	1,114	340.7%
Depreciation and amortization	18,111	8,797	9,314	105.9%
Other expenses	59	—	59	100.0%
Total expenses	32,150	15,388	16,762	108.9%

Other income (expense)
Interest income	8	10	(2)	(20.0)%
Interest expense	(8,309)	(7,070)	(1,239)	17.5%
Gain on interest rate swaps	215	1,262	(1,047)	(83.0)%
Formation transaction costs	—	(3,728)	3,728	(100.0)%
Offering costs	(68)	—	(68)	100.0%
Loss on impairment	(622)	—	(622)	100.0%
Gain on extinguishment of debt	18	—	18	100.0%
Total other income (expense)	(8,758)	(9,526)	768	(8.1)%
Discontinued operations
Income (loss) attributable to discontinued operations	(184)	(207)	23	(11.1)%
Gain on sale of real estate	219	—	219	100.0%
Total income (loss) attributable to discontinued operations	35	(207)	242	(116.9)%
Net loss	$(2,889)	$(6,128)	$3,239	(52.9)%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $19.0 million, or 100.0%, to $38.0 million for the six months ended June 30, 2012 compared to $19.0 million for the six months ended June 30, 2011.  The increase was primarily attributable to additional revenue from properties contributed to us as part of the formation transactions as well as the acquisition of 32 properties since the formation transactions.

Expenses

Total expenses increased by $16.8 million, or 108.9%, to $32.2 million for the six months ended June 30, 2012 compared to $15.4 million for the six months ended June 30, 2011.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to us as part of the formation transactions and the acquisition of 32 properties since the formation transactions, and $1.4 million of property acquisition costs related to the acquisition of 17 properties that closed during the six months ended June 30, 2012 as well as pending acquisitions.  General and administrative expenses increased $3.9 million due to the inclusion of salary and other compensation costs following the formation transactions.  Additionally, depreciation and amortization increased $9.3 million as a result of the properties acquired in the formation transactions and 32 properties acquired since the formation transactions resulted in an increased asset base to depreciate.

Other income (expense)

Total other income (expense) consists of interest income, interest expense, offering costs and gain (loss) on interest rate swaps.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased $0.8 million, or 8.1%, to $8.8 million for the six months ended June 30, 2012 compared to $9.5 million for the six months ended June 30, 2011.  The decrease was primarily attributable to the $3.7 million formation transaction costs incurred during the six months ended June 30, 2011.  The decrease was offset by an increase in interest expense of $1.2 million due to interest expense related to draws on our secured corporate revolving credit facility (the “Credit Facility”) and debt obtained in connection with the acquisition of properties.  The decrease was partially offset by a decrease of $1.0 million related to a gain on interest rate swaps that was recognized during the six months ended June 30, 2011.  The interest rate swaps all expired by January 31, 2012.  The decrease was also partially offset by a one-time loss on impairment of intangible assets of approximately $0.6 million recognized during the three months ended June 30, 2012.

Net income (loss) attributable to discontinued operations

Net income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of properties located in Amesbury, MA and Youngstown, OH.  The total net income (loss) attributable to discontinued operations increased by $0.2 million related to the gain on sale of the Youngstown, OH property, which closed on April 20, 2012.

Net loss

Net loss decreased by $3.2 million, or 52.9%, to $2.9 million for the six months ended June 30, 2012 compared to $6.1 million for the six months ended June 30, 2011. The decrease is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 32 properties since the formation transactions. The decrease is also attributable to all of the aforementioned factors above.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 (inclusive of STAG Predecessor Group from the period January 1, 2011 to April 19, 2011 and STAG Industrial, Inc. from the period April 20, 2011 to June 30, 2011) (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Change	% Change

Cash provided by operating activities	$17,575	$4,145	13,430	324.0%
Cash used in investing activities	(110,864)	(22,380)	(88,484)	395.4%
Cash provided by financing activities	81,904	29,973	51,931	173.3%

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Net cash provided by operating activities.  Net cash provided by operating activities increased $13.4 million to $17.6 million for the six months ended June 30, 2012 compared to $4.1 million for the six months ended June 30, 2011. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the acquisition activity.  Also, we had a net loss of $2.9 million for the six months ended June 30, 2012 compared to a net loss of $6.1 million for the six months ended June 30, 2011.

Net cash used in investing activities.  Net cash used in investing activities increased by $88.5 million to $110.9 million for the six months ended June 30, 2012 compared to $22.4 million for the six months ended June 30, 2011.  The change is primarily attributable to additions of property, specifically properties located in East Windsor, CT; South Bend, IN; Lansing, MI; Portland, ME; Portland, TN; Spartanburg, SC; Franklin, IN; and Muhlenberg Township, PA acquired on March 1, 2012, March 8, 2012, March 21, 2012, March 27, 2012, March 30, 2012, April 5, 2012, April 17, 2012, and May 24, 2012, respectively. Amounts also include a portfolio acquired on June 15, 2012 with properties located in Avon, CT; Orlando, FL; Pineville, NC; Buffalo, NY; Edgefield, SC; and Arlington, TX.

Net cash provided by financing activities.  Net cash provided by financing activities increased $51.9 million to $81.9 million for the six months ended June 30, 2012 compared to $30.0 million for the six months ended June 30, 2011.  The change is primarily attributable to a decrease in the repayment of mortgage notes payable offset by an increase in distributions.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and unit holders in the Operating Partnership.  On April 13, 2012, we paid the first quarter 2012 dividend of $0.26 per share to all record common stockholders and unit holders as of March 30, 2012.  On May 15, 2012, the board of directors declared, and we accrued, the second quarter 2012 dividend of $0.27 per share to all record common stockholders and unit holders as of June 29, 2012, which was subsequently paid on July 13, 2012.

On November 2, 2011, we completed an underwritten public offering of 2,760,000 shares of the Series A Preferred Stock (including 360,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a price to the public of $25.00 per share for gross proceeds of $69.0 million. After deducting underwriting discounts and offering expenses, net proceeds amounted to approximately $66.3 million. We pay cumulative dividends on the Series A Preferred Stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. We used the net proceeds to repay our indebtedness under the Credit Facility, to fund acquisitions, and for general corporate purposes.  On May 15, 2012, the board of directors confirmed, and we accrued, the second quarter dividend of $0.5625 per share to all record preferred stockholders as of June 15, 2012, which was subsequently paid on July 2, 2012.

On May 29, 2012, we completed an underwritten public offering of 8,337,500 shares of common stock (including 1,087,500 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $12.88 per share,.

We received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of $4.6 million.  We also incurred direct offering costs of $0.5 million and indirect costs of $0.1 million in connection with the offering.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, and issuance of equity securities, or, in connection with acquisitions of additional properties, the issuance of common units in the Operating Partnership, property dispositions, and joint venture transactions.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of June 30, 2012 (dollars in thousands):

Loan	Principal		Fixed/Floating	Rate		Maturity
Wells Fargo Master Loan	$124,808		LIBOR + 3.00%(1)	3.246	%(1)	Oct-31-2013
CIGNA-1 Facility(2)	60,013		Fixed	6.50%		Feb-1-2018
CIGNA-2 Facility(3)	61,282		Fixed	5.75%		Feb-1-2018
CIGNA-3 Facility(4)	17,150		Fixed	5.88%		Oct-1-2019
Credit Facility	5,000		LIBOR + 2.50%	2.746%		Apr-20-2014
Union Fidelity Life Insurance Co.	7,064	(5)	Fixed	5.81%		Apr-30-2017
Webster Bank National Association	6,056		Fixed	4.22%		Aug-4-2016
Webster Bank National Association	3,243	(6)	Fixed	3.66%		May-29-2017
Webster Bank National Association	3,493	(7)	Fixed	3.64%		May-31-2017
Sun Life Assurance Company of Canada (U.S.)	4,205	(8)	Fixed	6.05%		Jun-1-2016
Total/Weighted Average	$292,314			4.71%

(1)

The interest rate had been swapped for a fixed rate of 2.165% plus a 3.00% spread for an effective fixed rate of 5.165% through January 31, 2012 at which date the swap expired and the interest reverted to the stated interest rate per the terms of the loan agreement, LIBOR plus a 3.00% spread or 3.246% at June 30, 2012.

(2)	Acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”) (which has no remaining borrowing capacity).

(3)

Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”). As of June 30, 2012, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility.

(4)

Acquisition loan facility with CIGNA that was originally entered into in July 2011 (the “CIGNA-3 facility”). As of June 30, 2012, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility.

(5)	Principal outstanding includes an unamortized fair market value premium of $0.2 million as of June 30, 2012, which is not included in the calculation of the weighted average interest rate.

(6)	We entered into this loan with an outstanding principal amount of $3.25 million on May 29, 2012. The loan is collateralized by a property located in Portland, ME.

(7)	We entered into the loan with an outstanding principal amount of $3.5 million on May 31, 2012. The loan is collateralized by a property located in East Windsor, CT.

(8)	Principal outstanding includes an unamortized fair market value premium of $0.3 million as of June 30, 2012, which is not included in the calculation of the weighted average interest rate.

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

Credit Facility

On April 20, 2011, we closed a loan agreement for our Credit Facility of up to $100.0 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The Credit Facility is secured by equity interests and mortgages in our various indirect subsidiaries that own 31 properties as of June 30, 2012.  Proceeds from the Credit Facility have been and will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The Credit Facility has a stated three-year term to maturity with an option to extend the maturity date for one additional year. Additionally, the Credit Facility has an accordion feature that allows us to request an increase in the total commitments of up to $100.0 million to $200.0 million under certain circumstances. On October 17, 2011, we closed on an amendment to the Credit Facility to improve pricing, increase the borrowing capacity and create additional flexibility in our covenants.  At June 30, 2012, the total available capacity under the credit facility was approximately $95.0 million. The Credit Facility requires us to comply with loan-to-collateral-value ratios, debt service coverage ratios, recourse indebtedness thresholds and tangible net worth thresholds and limits, in the absence of default, our ability to pay dividends.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2012, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2012	2013 - 2014	2015 - 2016	Thereafter
Principal payments(3)(4)	$291,868	$4,239	$132,340	$14,559	$140,730
Interest payments (4)(5)	56,336	6,849	22,125	17,845	9,517
Operating lease and ground leases(5)	5,621	80	329	334	4,878
Total	$353,825	$11,168	$154,794	$32,738	$155,125

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

(3)           The $5.0 million outstanding on the Credit Facility is assumed to be paid in full at maturity in 2014 for the purposes of this table.

(4)           The interest rate as of June 30, 2012 was used to calculate the interest that will be paid on our variable rate debt.

(5)           Not included in our Consolidated Balance Sheets.

Interest Rate Risk

ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. STAG Predecessor Group and the other entities that contributed to our formation transactions did not designate the hedges at the time of inception and therefore, our existing investment in the interest rate swaps does not qualify as an effective hedge for accounting purposes, and as such, changes in the swaps’ fair market values were being recorded in earnings through the maturity of the last remaining interest rate swap on January 31, 2012.

As of December 31, 2011, we had approximately $134.1 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $0.2 million net fair value. As this interest rate swap was entered into prior to our initial public offering and therefore prior to us reporting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), it was designated as non-hedge instruments.  This interest rate swap expired on January 31, 2012.  There were no outstanding interest rate swaps as of June 30, 2012.

As of June 30, 2012, we had $124.8 million of debt with interest at a variable rate, excluding the Credit Facility.  To the extent interest rates increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. As discussed above, the interest rate swap that converted our only variable rate debt, with the exception of the Credit Facility, to a fixed interest rate expired on January 31, 2012, and as a result, we are subject to debt bearing interest at a variable rate of LIBOR plus 300 basis points.  Additionally, at June 30, 2012, we had an outstanding balance on the Credit Facility of $5.0 million, which is subject to a variable interest rate of LIBOR plus 250 basis points.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the period presented to net loss, the nearest GAAP equivalent (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net loss	$(1,528)	$(2,889)
Depreciation and amortization	9,272	18,132
Loss on impairment	622	622
Gain on sale of real estate	(219)	(219)
FFO	$8,147	$15,646
Preferred stock dividends	(1,553)	(3,106)
Amount allocated to unvested restricted stockholders	(41)	(41)
FFO attributable to common stockholders and unit holders	$6,553	$12,499

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

As of June 30, 2012, we had $5 million of borrowings outstanding under the Credit Facility and $124.8 million of borrowings outstanding on the Wells Fargo Master Loan bearing interest at a variable rate, which is not subject to an interest rate swap.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”.  In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had outstanding balances of $5 million on the Credit Facility and $124.8 million on the Wells Fargo Master Loan (the outstanding amounts at June 30, 2012) for the entire six months ended June 30, 2012, our interest expense would have increased by $0.6 million for the six months ended 2012.

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

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: August 6, 2012	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Stockholders’ Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) related notes to these consolidated and combined financial statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.