Form 10-Q
period 2012-09-30
STAG Industrial, Inc.
filed 2012-11-08
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Stock ($0.01 par value)	34,873,975
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000

STAG INDUSTRIAL, INC.

PART I.	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 for STAG Industrial, Inc.	3

	Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Three and Nine Months Ended September 30, 2012 and for the Period from April 20 to September 30, 2011 and STAG Predecessor Group for the Period from January 1 to April 19, 2011	4

	Consolidated and Combined Statements of Comprehensive Income for STAG Industrial, Inc. for the Three and Nine Months Ended September 30, 2012 and for the Period from April 20 to September 30, 2011 and STAG Predecessor Group for the Period from January 1 to April 19, 2011	5

	Consolidated and Combined Statements of Stockholders’ Equity for STAG Industrial, Inc. for the Nine Months Ended September 30, 2012 and for the Period from April 20 to September 30, 2011 and STAG Predecessor Group for the Period from January 1 to April 19, 2011	6

	Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Nine Months Ended September 30, 2012 and for the Period from April 20 to September 30, 2011 and STAG Predecessor Group for the Period from January 1 to April 19, 2011	7

	Notes to Consolidated and Combined Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

	SIGNATURE	39

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2012	December 31, 2011

Assets
Rental Property:
Land	$90,337	$70,870
Buildings	517,030	394,822
Tenant improvements	31,586	25,056
Building and land improvements	16,836	11,510
Less: accumulated depreciation	(41,881)	(30,004)
Total rental property, net	613,908	472,254
Cash and cash equivalents	10,684	16,498
Restricted cash	5,768	6,611
Tenant accounts receivable, net	7,100	5,592
Prepaid expenses and other assets	5,706	1,355
Deferred financing fees, net	3,646	2,634
Leasing commissions, net	1,335	954
Goodwill	4,923	4,923
Due from related parties	375	400
Deferred leasing intangibles, net	150,466	113,293
Total assets	$803,911	$624,514
Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$161,894	$296,779
Credit facility	—	—
Unsecured credit facility	12,000	—
Unsecured term loan	100,000	—
Accounts payable, accrued expenses and other liabilities	8,179	6,044
Interest rate swaps	577	215
Tenant prepaid rent and security deposits	3,970	3,478
Dividends and distributions payable	12,772	6,160
Deferred leasing intangibles, net	5,513	1,929
Total liabilities	$304,905	$314,605
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2012 and December 31, 2011	69,000	69,000
Common stock $0.01 par value, 100,000,000 shares authorized, 34,871,099 and 15,901,560 shares outstanding at September 30, 2012 and December 31, 2011, respectively	349	159
Additional paid-in capital	408,834	179,919
Common stock dividends in excess of earnings	(47,916)	(18,385)
Accumulated other comprehensive loss	(427)	—
Total stockholders’ equity	429,840	230,693
Noncontrolling interest	69,166	79,216
Total equity	499,006	309,909
Total liabilities and equity	$803,911	$624,514

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(unaudited, in thousands, except per share data)

	STAG	STAG		STAG	STAG
	Industrial,	Industrial,	STAG	Industrial,	Predecessor
	Inc.	Inc.	Industrial,	Inc.	Group
	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Inc. Nine months Ended September 30, 2012	Period from April 20 to September 30, 2011	Period from January 1 to April 19, 2011
Revenue
Rental income	$19,261	$13,394	$52,448	$23,018	$6,866
Tenant recoveries	2,135	1,438	6,283	2,511	1,218
Other income	331	321	982	588	—
Total revenue	21,727	15,153	59,713	26,117	8,084
Expenses
Property	1,345	1,315	4,439	2,110	1,193
General and administrative	3,656	2,453	9,962	4,513	322
Real estate taxes and insurance	1,677	1,284	4,816	2,184	879
Asset management fees	—	—	—	—	170
Property acquisition costs	1,067	368	2,509	695	—
Depreciation and amortization	10,354	7,765	28,465	14,157	2,405
Loss on impairment	3,941	—	4,563	—	—
Other expenses	87	—	146	—	—
Total expenses	22,127	13,185	54,900	23,659	4,969
Other income (expense)
Interest income	9	6	17	15	1
Interest expense	(3,578)	(4,330)	(11,888)	(7,446)	(3,954)
Gain on interest rate swaps	—	770	215	1,270	762
Formation transaction costs	—	(61)	—	(3,789)	—
Offering costs	—	(78)	(68)	(78)	—
Loss on extinguishment of debt	(947)	—	(929)	—	—
Total other income (expense)	(4,516)	(3,693)	(12,653)	(10,028)	(3,191)
Net loss from continuing operations	$(4,916)	$(1,725)	$(7,840)	$(7,570)	$(76)
Discontinued operations
Income (loss) attributable to discontinued operations	—	1,153	(184)	1,099	(153)
Gain on sale of real estate	—	—	219	—	—
Total income (loss) attributable to discontinued operations	—	1,153	35	1,099	(153)
Net loss	$(4,916)	$(572)	$(7,805)	$(6,471)	$(229)
Less: loss attributable to noncontrolling interest	(1,248)	(188)	(3,244)	(2,155)
Net loss attributable to STAG Industrial, Inc.	$(3,668)	$(384)	$(4,561)	$(4,316)
Less: preferred stock dividends	1,553	—	4,659	—
Less: amount allocated to unvested restricted stockholders	41	—	81	—
Net loss attributable to common stockholders	$(5,262)	$(384)	$(9,301)	$(4,316)
Weighted average common shares outstanding — basic and diluted	29,752,057	15,815,282	21,716,590	15,524,807
Income (loss) per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.18)	$(0.07)	$(0.43)	$(0.33)
Income from discontinued operations attributable to common stockholders	$—	$0.05	$0.00	$0.05
Loss per share — basic and diluted	$(0.18)	$(0.02)	$(0.43)	$(0.28)
Dividends declared per common share	$0.27	$0.26	$0.80	$0.4657

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated Statements of Comprehensive Income

(unaudited, in thousands, except per share data)

	STAG	STAG	STAG		STAG
	Industrial,	Industrial,	Industrial,	STAG	Predecessor
	Inc.	Inc.	Inc.	Industrial,	Group
	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Nine months Ended September 30, 2012	Inc. Period from April 20 to September 30, 2011	Period from January 1 to April 19, 2011

Net loss	$(4,916)	$(572)	$(7,805)	$(6,471)	$(229)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(577)	—	(577)	—	—
Other comprehensive loss	(577)	—	(577)	—	—
Comprehensive loss	(5,493)	(572)	(8,382)	(6,471)	(229)
Net loss attributable to noncontrolling interest	1,248	188	3,244	2,155
Other comprehensive loss attributable to noncontrolling interest	111	—	150	—
Comprehensive loss attributable to STAG Industrial, Inc.	$(4,134)	$(384)	$(4,988)	$(4,316)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

									Noncontrolling
					Common Stock		Accumulated		Interest — Unit
				Additional	Dividends		Other	Total	Holders in
		Common Stock		Paid in	in Excess of	Predecessor’s	Comprehensive	Stockholder’s	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Owner’s Deficit	Loss	Equity	Partnership	Total Equity
Nine months Ended September 30, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$—	$230,693	$79,216	$309,909
Proceeds from sale of common stock	—	17,537,500	176	237,392	—	—	—	237,568	—	237,568
Offering costs	—	—	—	(10,863)	—	—	—	(10,863)	—	(10,863)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—	—
Issuance of common stock, net	—	9,790	—	—	—	—	—	—	—	—
Dividends and distributions, net	(4,659)	—	—	—	(20,311)	—	—	(24,970)	(5,938)	(30,908)
Stock-based compensation	—	—	—	746	—	—	—	746	711	1,457
Issuance of units for acquisition fee	—	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	1,335,224	13	13,148	—	—	—	13,161	(13,161)	—
Rebalancing of noncontrolling interest	—	—	—	(11,507)	—	—		(11,507)	11,507	—
Comprehensive loss	—	—	—	—	—	—	(427)	(427)	(150)	(577)
Net income (loss)	4,659	—	—	—	(9,220)	—	—	(4,561)	(3,244)	(7,805)
Balance, September 30, 2012	$69,000	34,871,099	$349	$408,834	$(47,916)	$—	$(427)	$429,840	$69,166	$499,006

Period from January 1 to April 19, 2011 (STAG Predecessor Group)
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$—	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	4,420	—	4,420	—	4,420
Distributions	—	—	—	—	—	(9,900)	—	(9,900)	—	(9,900)
Net loss	—	—	—	—	—	(229)	—	(229)	—	(229)
Balance, April 19, 2011	$—	—	$—	$—	$—	$(14,045)	$—	$(14,045)	$—	$(14,045)
Period from April 20 to September 30, 2011 (STAG Industrial, Inc.)

Balance, April 20, 2011	$—	110	$—	$2	$—	$(14,045)	$—	$(14,043)	$—	$(14,043)
Proceeds from sale of common stock	—	15,812,500	158	205,405	—	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	—	(110)	—	(2)	—	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	—	95,670	95,670
Exchange of owners’ equity for units	—	—	—	—	—	14,045	—	14,045	(14,045)	—
Offering costs	—	—	—	(17,042)	—	—	—	(17,042)	—	(17,042)
Issuance of restricted stock	—	80,809	1	(1)	—	—	—	—	—	—
Issuance of common stock	—	3,281	—	—	—	—	—	—	—	—
Dividends and distributions		—	—	—	(7,402)	—	—	(7,402)	(3,628)	(11,030)
Stock-based compensation	—	—	—	142	—	—	—	142	234	376
Rebalancing of noncontrolling interest	—	—	—	(7,140)	—	—	—	(7,140)	7,140	—
Net loss	—	—	—	—	(4,316)	—	—	(4,316)	(2,155)	(6,471)
Balance, September 30, 2011	$—	15,896,590	$159	$181,364	$(11,718)	$—	$—	$169,805	$83,216	$253,021

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(unaudited, in thousands)

			STAG
			Predecessor
		STAG Industrial, Inc.	Group
	STAG Industrial, Inc. Nine months Ended September 30, 2012	Period from April 20 to September 30, 2011	Period from January 1 to April 19, 2011

Cash flows from operating activities:
Net loss	$(7,805)	$(6,471)	$(229)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,486	14,778	2,459
Loss on impairment	4,563	—	—
Non-cash portion of interest expense	755	538	31
Intangible amortization in rental income, net	3,481	1,714	(2)
Straight line adjustment, net	(1,733)	(821)	(16)
Gain on interest rate swaps	(215)	(1,270)	(762)
Loss on extinguishment of debt	929	—	—
Gain on sale of real estate	(219)	—	—
Stock-based compensation expense	1,457	376	—
Issuance of units for acquisition fee	225	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(317)	(126)	88
Leasing commissions, net	(567)	(819)	(24)
Restricted cash	(943)	(551)	—
Prepaid expenses and other assets	(716)	(56)	(87)
Accounts payable, accrued expenses and other liabilities	2,308	1,902	106
Tenant prepaid rent and security deposits	492	1,217	169
Due from related parties	25	55	767
Due to related parties	—	91	(141)
Total adjustments	38,011	17,028	2,588
Net cash provided by operating activities	30,206	10,557	2,359
Cash flows from investing activities:
Additions of land and building improvements	(159,951)	(49,340)	(39)
Proceeds from sale of rental property, net	3,216	—	—
Restricted cash	3,339	(1,834)	(542)
Cash paid for contributed assets, net	—	(425)	—
Cash paid for deal deposits, net	(3,675)	(2,159)	—
Additions to lease intangibles	(54,239)	(18,266)	—
Net cash used in investing activities	(211,310)	(72,024)	(581)
Cash flows from financing activities:
Proceeds from issuance of common stock at initial public offering	—	205,563	—
Offering costs related to issuance of common stock	—	(17,042)	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	—	(2)	—
Proceeds from notes payable to related parties	—	—	789
Repayment of notes payable to related parties	—	(10,366)	—
Proceeds from credit facility	124,300	28,500	—
Repayment of credit facility	(124,300)	(11,000)	—
Proceeds from unsecured credit facility	12,000	—	—
Proceeds from unsecured term loan	100,000	—	—
Proceeds from mortgage notes payable	9,252	40,438	—
Repayment of mortgage notes payable	(143,985)	(154,119)	(1,180)
Termination of swap contracts	—	(894)	—
Payment of loan fees and costs	(2,833)	(3,029)	—
Dividends and distributions	(24,296)	(4,871)	(2,679)
Proceeds from sale of common stock	237,568	—	—
Offering costs	(10,863)	—	—
Restricted cash - escrow for dividends	(1,553)	—	—
Net cash provided by (used in) financing activities	175,290	73,178	(3,070)
Increase (decrease) in cash and cash equivalents	(5,814)	11,711	(1,292)
Cash and cash equivalents—beginning of period	16,498	277	1,567
Cash and cash equivalents—end of period	$10,684	$11,988	$275

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of September 30, 2012 and December 31, 2011, the Company owned an 83.92% and 67.12%, respectively, limited partnership interest in the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of September 30, 2012, the Company owned 134 properties in 31 states with approximately 23.5 million rentable square feet, consisting of 82 warehouse/distribution properties, 32 manufacturing properties and 20 flex/office properties. The Company’s properties were 96.3% leased to 116 tenants as of September 30, 2012.

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

Adoption of New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2012 that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. The adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows but did result in additional disclosure pertaining to fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. (Nine months Ended September 30, 2012)	STAG Industrial, Inc. (Period from April 20 to September 30, 2011)	STAG Predecessor Group (Period from January 1 to April 19, 2011)
Supplemental cash flow information
Cash paid for interest	$11,132	$7,026	$2,433
Supplemental schedule of noncash investing and financing activities
Acquisition of tangible assets	$—	$(211,501)	$—
Acquisition of goodwill upon formation transactions	$—	$(4,923)	$—
Acquisition of intangible assets upon formation transactions	$—	$(83,442)	$—
Assumption of mortgage notes payable	$—	$(197,723)	$—
Fair market value adjustment to mortgage notes payable acquired	$—	$(350)	$—
Assumption of related party notes payable upon formation transactions	$—	$4,466	$—
Acquisition of intangible liabilities upon formation transactions	$—	$1,066	$—
Acquisition of interest rate swaps upon formation transactions included in the purchase price allocation	$—	$420	$—
Acquisition of other liabilities upon formation transactions	$—	$171	$—
Issuance of units for acquisition of net assets upon formation transactions	$—	$95,670	$—
Disposition of accrued lender fees upon formation transactions	$—	$—	$4,420
Assumption of bridge loan for Option Properties upon formation transactions	$—	$—	$(4,750)
Assumption of note payable to related party for Option Properties upon formation transactions	$—	$—	$(727)
Assumption of interest rate swaps to related party for Option Properties upon formation transactions	$—	$—	$(352)
Noncash investing activities included in additions of land and building improvements	$(377)	$(420)	$—
Dividends and distributions declared but not paid	$12,772	$6,159	$—
Accrued distribution upon formation transactions	$—	$—	$(1,392)

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

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements.  As of September 30, 2012, restricted cash included $1.6 million, which amount was held by the Company’s transfer agent for preferred stock dividends and distributed subsequent to September 30, 2012.  As of December 31, 2011, the preferred stock dividends for the three months ended December 31, 2011 were distributed; therefore, the transfer agent did not hold any restricted cash.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of September 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $0.7 million and $0.5 million, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of September 30, 2012 and December 31, 2011, the Company had accrued rental revenue of $5.4 million and $4.5 million, respectively, which is reflected in tenant accounts receivable, net on the accompanying Consolidated Balance Sheets. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of September 30, 2012 and December 31, 2011, the Company had an allowance on accrued rental revenue of $0.1 million and $0.4 million, respectively.

As of September 30, 2012 and December 31, 2011, the Company had a total of approximately $3.3 million and $3.6 million, respectively, of total lease security deposits available in existing letters of credit; and $1.7 million and $1.2 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment. During the three and nine months ended September 30, 2012, the three months ended September 30, 2011, the period from April 20, 2011 to September 30, 2011 and the period from January 1, 2011 to April 19, 2011 amortization of deferred financing fees included in interest expense was $0.3 million, $0.9 million, $0.3 million, $0.5 million, and $31 thousand, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Use of Derivative Financial Instruments

The Company follows authoritative guidance for disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, credit facility, unsecured credit facility, unsecured term loan and mortgage notes payable. The fair values of the cash and cash equivalents, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company’s debt. See Note 6 for the fair values of the Company’s interest rate swaps.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes and certain other expenses and these costs are not reflected in the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $1.9 million and $4.9 million for the three and nine months ended September 30, 2012, $1.4 million for the three months ended September 30, 2011, $2.4 million for the period from April 20, 2011 to September 30, 2011, and $0.5 million for the period from January 1, 2011 to April 19, 2011, and this would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance and certain other expenses.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the nine months ended September 30, 2012 and period from April 20, 2011 to December 31, 2011.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.1 million and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2012, respectively.

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

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by the Company’s management. Using information available at the time an acquisition closed, the Company allocated the total consideration to tangible assets and liabilities, identified intangible assets and liabilities, and goodwill.

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”) to source sale leaseback transactions for potential acquisitions by the Company.  The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees and a one-time incentive fee if certain performance thresholds are met.  On June 15, 2012, the Company acquired six industrial properties representing approximately 750,000 square feet in total for an aggregate purchase price of approximately $30.0 million from Columbus Nova.  At the June 15, 2012 acquisition of these six industrial properties, the Company paid Columbus Nova an acquisition fee in the form of 15,789 common units with a fair value of approximately $0.2 million, which is included in property acquisition costs on the accompanying Consolidated Statements of Operations.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the common units.  For further details on the one-time incentive fee, refer to Note 10.

The following table summarizes the acquisitions of the Company since the IPO:

Nine months Ended September 30, 2012

Property Location	Date Acquired	Square Feet	Properties
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville 1, SC	8/23/2012	204,952	1
Simpsonville 2, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane 1, NC	9/4/2012	223,340	1
Mebane 2, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan 1, SC	9/21/2012	474,000	1
Duncan 2, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1

Period from April 20 to December 31, 2011

Property Location	Date Acquired	Square Feet	Properties
Various - Formation Transaction	4/20/2011	7,565,066	34
Lansing, MI	5/26/2011	231,000	1
Fort Worth, TX	6/30/2011	101,500	1
Gresham, OR	7/19/2011	420,690	1
Berkeley, MO	7/28/2011	305,550	1
Norton, MA	8/4/2011	200,000	1
Conyers, GA	9/2/2011	226,256	1
Louisville, KY	9/22/2011	497,820	2
Gahanna, OH	10/14/2011	383,000	1
Smithfield, NC	11/16/2011	191,450	1
North Jackson, OH	12/14/2011	307,315	1
Chippewa Falls, WI	12/15/2011	97,400	2
Rogers, AR	12/22/2011	400,000	1
Georgetown, KY	12/29/2011	97,500	1

The following table summarizes the allocation of the consideration paid during the nine months ended September 30, 2012 and the period from April 20, 2011 to December 31, 2011 for the acquired assets and liabilities in connection with the formation transactions and acquisitions of manufacturing and distribution facilities at the date of acquisition identified in the table above (in thousands):

	Nine months Ended September 30, 2012	Weighted Average Amortization Period (years) Lease Intangibles	Period from April 20 to December 31, 2011	Weighted Average Amortization Period (years) Lease Intangibles
Land	$20,062	N/A	$46,806	N/A
Buildings	127,819	N/A	229,688	N/A
Tenant improvements	6,736	N/A	15,982	N/A
Building and land improvements	2,869
Cash escrow for capital additions	785	N/A	1,400	N/A
Above market leases	10,853	11.7	31,718	7.6
Below market leases	(4,149)	8.0	(1,552)	7.6
In place lease intangibles	34,111	7.6	54,801	6.5
Tenant relationships	13,424	9.4	32,327	8.3
Other liabilities	—	N/A	(171)	N/A
Interest rate swaps	—	N/A	(420)	N/A
Goodwill	—	N/A	4,923	N/A
Above/below market assumed debt adjustment	—	N/A	(675)	N/A
Total aggregate purchase price	212,510		414,827
Less: Long-term liabilities assumed	—		(206,253)
Net assets acquired	$212,510		$208,574

The Company has included the results of operations for each of these acquired properties in its Consolidated Statements of Operations from the date of acquisition. The properties acquired during the three and nine months ended September 30, 2012 contributed $3.8 million and $5.9 million to total revenue and $0.1 million to net income and $0.6 million to net loss including property acquisition costs of $0.7 million and $2.0 million related to the acquisition of properties during the three and nine months ended September 30, 2012, respectively.

This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Nine months Ended September 30, 2012 (in thousands, except share data) (1)
Total revenue	$70,485
Net income (loss) (2)	$(2,948)
Net income (loss) attributable to common stockholders	$(5,708)
Weighted average shares outstanding	21,716,590
Net loss per share attributable to common stockholders	$(0.26)

Pro Forma	Nine months Ended September 30, 2011 (in thousands, except share data) (3)
Total revenue	$63,271
Net income (loss) (2)	$373
Net income (loss) attributable to common stockholders	$249
Weighted average shares outstanding	15,524,807
Net loss per share attributable to common stockholders	$0.02

(1)

The unaudited pro forma information for the nine months ended September 30, 2012 is presented as if the properties acquired during the nine months ended September 30, 2012 had occurred at January 1, 2011.

(2)

The net income (loss) for the nine months ended September 30, 2012 excludes $2.0 million of property acquisition costs related to the acquisition of properties that closed during the nine months ended September 30, 2012. Net income (loss) for the nine months ended September 30, 2011 excludes $0.7 million of property acquisition costs related to the acquisition of properties that closed during the period from April 20, 2011 to September 30, 2011.

(3)

The unaudited pro forma information for the nine months ended September 30, 2011 is presented as if the properties acquired during the nine months ended September 30, 2012 and the properties acquired during the period from April 20, 2011 to September 30, 2011 had occurred at January 1, 2011 and January 1, 2010, respectively.

On April 20, 2012, the Company sold a vacant warehouse and distribution facility located in Youngstown, OH containing 153,708 net rentable square feet.  The sales price was $3.4 million and the Company received net proceeds of $3.2 million.  At closing, the Company recognized a gain on sale of real estate in the amount of $0.2 million under the full accrual method of gain recognition, which is included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.  With the property sale proceeds, the Company paid down a portion of its master loan with Wells Fargo Bank, N.A. (“Wells Fargo”) attributable to this property.

On December 22, 2011, the Company sold a flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. With the property sale proceeds, the Company paid down a portion of its master loan with Wells Fargo attributable to this property.  The results of operations for this property are reflected in income attributable to discontinued operations on the accompanying Consolidated Statement of Operations.

The Company assesses its long-lived assets for impairments on a quarterly basis when certain triggering events are met.  If events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, a recovery analysis is performed based on undiscounted future cash flows expected to be generated from the long-lived assets over the hold period.  If the recovery analysis indicates the carrying value of the tested long-lived assets are not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.

As previously disclosed, Fuller Brush Company, Inc., a tenant currently occupying the building located in Great Bend, KS, filed for bankruptcy on February 21, 2012. The Company tested the property for impairment at December 31, 2011 and no impairment was noted. The Company updated the impairment calculation quarterly for changes in assumptions as necessary. The Company tested the property for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property was not recoverable from the estimated future undiscounted cash flows.  Accordingly, the property was written down to its estimated fair value resulting in a loss on impairment of $3.9 million (of which $0.7 million related to lease intangibles) for the three and nine months ended September 30, 2012.  Subsequent to the quarter, on October 31, 2012, the Company executed a purchase and sale agreement to sell the building for a purchase price of $4.0 million in an orderly transaction between market participants.  At execution of the contract, the purchaser deposited $0.4 million in escrow to be credited to the purchase price at closing.  The building was not marketed for sale as of September 30, 2012 but will now be sold “as is”.

		Fair Market Measurements as of September 30, 2012 Using:
	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Rental property, net	$4,005	—	$—	$4,005

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
In-place leases	$85,436	$56,221
Less: Accumulated amortization	(23,150)	(13,741)
In-place leases, net	62,286	42,480
Above market leases	44,970	34,425
Less: Accumulated amortization	(8,695)	(4,722)
Above market leases, net	36,275	29,703
Tenant relationships	48,496	35,373
Less: Accumulated amortization	(9,288)	(4,673)
Tenant relationships, net	39,208	30,700
Leasing commissions	18,153	14,326
Less: Accumulated amortization	(5,456)	(3,916)
Leasing commissions, net	12,697	10,410
Total deferred leasing intangibles, net	$150,466	$113,293

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Below market leases	$8,103	$3,954
Less: Accumulated amortization	(2,590)	(2,025)
Total deferred leasing intangibles, net	$5,513	$1,929

Amortization expense related to in-place leases, lease commissions and tenant relationships of deferred leasing intangibles was $5.8 million and $15.9 million for the three and nine months ended September 30, 2012, respectively, and $4.8 million, $8.5 million, and $0.7 million inclusive of results from discontinued operations for the three months ended September 30, 2011, the period from April 20, 2011 to September 30, 2011 and the period January 1, 2011 to April 19, 2011, respectively. Rental income related to net amortization of above (below) market leases increased (decreased) by $(1.2) million and $(3.5) million for the three and nine months ended September 30, 2012, respectively, and $(0.8) million, $1.7 million and $2 thousand inclusive of results from discontinued operations for the three months ended September 30, 2011, the period from April 20, 2011 to September 30, 2011 and the period January 1, 2011 to April 19, 2011, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
Remainder of 2012	$6,108	$1,241
2013	21,465	4,780
2014	19,452	4,419
2015	16,314	4,429
2016	13,817	4,134

The Company assesses deferred leasing intangibles for impairments on a quarterly basis when certain triggering events are met.  If events or changes in circumstances indicate that the carrying values of certain deferred lease intangibles may be impaired, a recovery analysis is performed based on undiscounted future cash flows expected to be generated from the tenant over the remaining lease term.  If the recovery analysis indicates the carrying value of the tested lease intangibles are not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  The fair value is determined based on the contractual lease rental payments over the remaining term discounted back to the current reporting period.  On June 11, 2012, the Company received notice from a tenant that the tenant was exercising an option in their lease to downsize their space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013. After determining the carrying value was not recoverable based on the undiscounted cash flows, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined that the fair value of the lease intangibles was $0.4 million resulting in a noncash impairment loss of $0.6 million, which is reflected in the accompanying Consolidated Statements of Operations. The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement. The three-tier value hierarchy is explained in Note 6.

As discussed in Note 3 above, the Company recognized an impairment loss of $0.7 million during the three months ended September 30, 2012 related to lease intangibles at its property located in Great Bend, KS.  The fair value calculation of the lease intangibles was performed using Level 3 inputs, and this is a nonrecurring fair value measurement. The three-tier value hierarchy is explained in Note 6.

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s secured corporate revolving credit facility (the “Credit Facility”), Unsecured Credit Facility and Unsecured Term Loan (each as defined below) as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of September 30, 2012	Principal outstanding as of December 31, 2011	Current Maturity
Wells Fargo Master Loan—Fixed Amount	LIBOR + 3.00%	$—	$134,066	N/A
Credit Facility	LIBOR + 2.50%	—	—	N/A
Bank of America, N.A	7.05%	—	8,324	N/A
Sun Life Assurance Company of Canada (U.S.) (2)	6.05%	4,142	4,329	Jun-1-2016
Webster Bank National Association	4.22%	6,021	6,128	Aug-4-2016
Unsecured Credit Facility	LIBOR + 1.65% (3)	12,000	—	Sept-10-2016
Union Fidelity Life Insurance Co. (4)	5.81%	6,982	7,227	Apr-30-2017
Webster Bank National Association (5)	3.66%	3,223	—	May-29-2017
Webster Bank National Association (6)	3.64%	3,471	—	May-31-2017
Unsecured Term Loan	LIBOR + 1.65% (7)	100,000	—	Sept-10-2017
CIGNA-1 Facility	6.50%	59,831	60,369	Feb-1-2018
CIGNA-2 Facility	5.75%	61,074	59,186	Feb-1-2018
CIGNA-3 Facility	5.88%	17,150	17,150	Oct-1-2019
		$273,894	$296,779

(1)                                 Current interest rate as of September 30, 2012. At September 30, 2012 and December 31, 2011, the one-month LIBOR rate was 0.214% and 0.295%, respectively.

(2)                                 Principal outstanding includes an unamortized fair market value premium of $0.3 million as of September 30, 2012 and December 31, 2011.

(3)                                 The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%.

(4)                                 This loan was assumed at the acquisition of the Berkeley, MO property and the principal outstanding includes an unamortized fair market value premium of $0.2 million as of September 30, 2012 and December 31, 2011.

(5)                                 This loan was entered into on May 29, 2012 with an outstanding principal amount of $3.25 million. The loan is collateralized by a property located in Portland, ME.

(6)                                 This loan was entered into on May 31, 2012 with an outstanding principal amount of $3.5 million. The loan is collateralized by a property located in East Windsor, CT.

(7)                                 The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%.  The Company swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Unsecured Term Loan.  The net settlements of the swaps commenced subsequent to September 30, 2012 on the effective date of the swaps, October 10, 2012.  For further details refer to Note 6.

On June 27, 2012, the Company paid down the principal outstanding on the Bank of America, N.A. loan in the amount of $8.1 million.  The early extinguishment of the loan resulted in a gain of $18 thousand as a result of the acceleration of an unamortized fair market value premium.  There were no pre-payment penalties associated with the loan.

During the period January 1, 2012 through September 9, 2012, the Company used the Credit Facility to fund the acquisitions of properties and general corporate purposes.  On September 10, 2012, the Company paid off the remaining balance under, and terminated, the Credit Facility.  The early extinguishment of the Credit Facility resulted in a loss of $0.5 million as a result of the acceleration of the unamortized deferred financing fees.  There were no pre-payment penalties associated with the loan.  The Company paid an unused commitment fee equal to 0.50% of the unused portion of the Credit Facility if the usage were less than 50% of the capacity and 0.35% if usage were greater than 50%.  During the three and nine months ended September 30, 2012, the three months ended September 30, 2011, and the period from April 20, 2011 to September 30, 2011 the Company incurred $0.1 million, $0.3 million, $0.1 million, and $0.2 million in unused fees, respectively, which is included in interest expense on the Consolidated Statements of Operations.

On September 10, 2012, contemporaneously with the termination of the Credit Facility, the Company closed on a loan agreement for an unsecured corporate revolving credit facility of up to $200 million (“Unsecured Credit Facility”) and a $150 million unsecured term loan (“Unsecured Term Loan”) with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger.  The Unsecured Credit Facility has an accordion feature that allows the Company to increase its borrowing capacity to $300 million, subject to the satisfaction of certain conditions.  Proceeds from the Unsecured Credit Facility and Unsecured Term Loan have and will be used for property acquisitions, working capital requirements and other general corporate purposes.  The Unsecured Credit Facility has a stated four-year term, with an option to extend the maturity date for one additional year, pursuant to certain terms and conditions, including the payment of an extension fee.  The Unsecured Term Loan has a stated five-year term.  The Company incurred $2.2 million in deferred financing fees associated with the Unsecured Credit Facility and the Unsecured Term Loan, which will be amortized over a four- and five-year term, respectively.  Additionally, deferred financing fees of $0.8 million were carried over from the terminated Credit Facility, which will be amortized over the four-year term of the Unsecured Credit Facility.  The Unsecured Credit Facility has an unused commitment fee equal to 0.35% of the unused portion of the Unsecured Credit Facility if the usage was less than 50% of the capacity and 0.25% if usage was greater than or equal to 50%.  During the three and nine months ended September 30, 2012, the Company incurred $40 thousand in unused fees,which is included in interest expense on the Consolidated Statements of Operations.

On September 10, 2012, the Company paid down the remaining principal outstanding on the Wells Fargo Master Loan in the amount of $18.7 million.  The Company previously made a prepayment of $105.0 million on August 15, 2012 with proceeds from its common stock offering.  The early extinguishment of the Wells Fargo Master Loan resulted in a loss of $0.4 million as a result of the acceleration of the unamortized deferred financing fees.  There were no pre-payment penalties associated with the loan.

The Company was in compliance with all financial covenants as of September 30, 2012 and December 31, 2011.  The real estate net book value of the collateralized properties for the Company’s debt arrangements was $181.2 million and $451.6 million at September 30, 2012 and December 31, 2011, respectively.

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities and similar loan-to-value ratios. The discount rates ranged from 1.86% to 4.64% and 3.23% to 5.88% at September 30, 2012 and December 31, 2011, respectively, and was applied to each individual debt instrument based on the debt’s collateral, remaining term and loan to value ratios.  The fair value of the Company’s debt is based on Level 3 inputs.  The three-tier value hierarchy is explained in Note 6.  The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$161,894	$174,890	$296,779	$298,417
Credit Facility	$—	$—	$—	$—
Unsecured Credit Facility	$12,000	$12,000	$—	$—
Unsecured Term Loan	$100,000	$100,000	$—	$—

6. Use of Derivative Financial Instruments

Risk Management Objective of Using Derivatives

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

On September 14, 2012, the Company commenced a program of entering into seven interest rate swap agreements for notional amounts totaling $100 million with an effective date of October 10, 2012 (the date net settlements will commence) that effectively convert the one-month LIBOR rate on $100.0 million of the $150.0 million Unsecured Term Loan, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on the Company’s leverage ratio to a fixed rate plus a spread of 1.65% to 2.25% based on the Company’s leverage ratio.  These swaps were designated as cash flow hedges of interest rate risk and are collectively referred to as “Unsecured Term Loan Swaps” and are detailed in the table below (in thousands):

Interest Rate Derivative	Trade Date	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	0.727%	One-month LIBOR	September 10, 2017

The fair value of the interest rate swaps outstanding as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	Balance Sheet Location	Notional Amount September 30, 2012	Notional Amount December 31, 2011	Fair Value September 30, 2012	Fair Value December 31, 2011
Wells Fargo Master Loan Swap	Interest Rate Swaps	$—	$141,000	$—	$(215)
Unsecured Term Loan Swaps	Interest Rate Swaps	$100,000	$—	$(577)	$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  On September 10, 2012, the Company commenced a program of utilizing such designated derivatives to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2012 the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $0.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011, respectively:

	STAG Industrial, Inc.		STAG Industrial, Inc.	STAG Predecessor Group
	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Nine months Ended September 30, 2012	Period from April 20 to September 30, 2011	Period from January 1 to April 19, 2011
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$577	$—	$577	$—	$—
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$—	$—	$—	$—	$—
Amount of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—	$—

For the Wells Fargo Master Loan Swap, which was not previously designated as a hedge for accounting purposes, the Company recognized gains relating to the change in fair market value of the interest rate swap of $0 and $0.2 million for the three and nine months ended September 30, 2012, respectively, and $0.8 million for the three months ended September 30, 2011, $1.3 million for the period from April 20, 2011 to September 30, 2011, and $0.8 for the period from January 1, 2011 to April 19, 2011.

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of September 30, 2012 the fair value of the derivatives are in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements, was $0.5 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements.  The adjustment for nonperformance risk included in the fair value of our net liability position was $0.1 million as of September 30, 2012.  If the Company had breached any of its provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at its termination value of $0.5 million.

Fair Value of Interest Rate Swaps

The Company adopted the fair value measurement provisions for its interest rate swaps recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of September 30, 2012 and December 31, 2011, the Company applied the provisions of this standard to the valuation of its interest rate swaps, which are the only financial instruments measured at fair value on a recurring basis.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Market Measurements as of September 30, 2012 Using:
	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(577)	$—	$(577)	$—

		Fair Market Measurements as of December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(215)	$—	$(215)	$—

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

On April 2, 2012, the Company paid the first quarter dividend on the Series A Preferred Stock to all preferred stockholders of record on March 19, 2012 in the amount of $1.6 million. On July 2, 2012, the Company paid the second quarter dividend on the Series A Preferred Stock to all preferred stockholders on record on June 15, 2012 in the amount of $1.6 million. On August 2, 2012, the board of directors declared, and the Company accrued the third quarter dividend on the Series A Preferred Stock to all preferred stockholders of record on September 13, 2012 in the amount of $1.6 million, which was subsequently paid on October 1, 2012.

Common Stock

On April 20, 2011, the Company completed the IPO of its common stock. The IPO resulted in the sale of 13,750,000 shares of the Company’s common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of the underwriters’ discount of $12.5 million. On May 13, 2011, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million of net proceeds after the underwriters’ discount and offering costs. The total gross proceeds to the Company from the IPO and the exercise of the overallotment option were approximately $205.6 million. The Company incurred formation transaction costs and offering costs of $6.2 million, of which $3.7 million was expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. Total underwriters’ discounts, commissions and offering costs of $16.9 million are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheets of the Company.

On May 29, 2012, the Company completed an underwritten public offering of 8,337,500 of shares common stock at a public offering price of $12.88 per share, inclusive of 1,087,500 shares issued pursuant to the full exercise of the underwriters’ overallotment option.  The Company received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of $4.6 million.  The Company also incurred direct offering costs of $0.5 million.  The underwriters’ discount of $4.6 million and $0.5 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company. The Company also incurred $0.1 million of indirect offering costs, which are included in the accompanying Consolidated Statements of Operations.

On August 15, 2012, the Company completed an underwritten public offering of 9,200,000 of shares common stock at a public offering price of $14.15 per share, inclusive of 1,200,000 shares issued pursuant to the full exercise of the underwriters’ option.  The Company received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of the underwriters’ discount of $5.5 million.  The Company also incurred direct offering costs of $0.2 million.  The underwriters’ discount of $5.5 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company.

On April 13, 2012, the Company paid the first quarter dividend of $0.26 per share to all stockholders of record on March 30, 2012.  On July 13, 2012, the Company paid the second quarter dividend of $0.27 per share to all stockholders of record on June 29, 2012. On August 2, 2012 the board of directors declared, and the Company accrued, the third quarter dividend of $0.27 per share to all stockholders of record on September 28, 2012, which was subsequently paid on October 15, 2012.

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2012.  On April 13, 2012, the Company granted 3,776 shares of common stock with a fair value of $50 thousand, for directors’ compensation for their services for the three months ended March 31, 2012.  On July 13, 2012, the Company granted 3,108 shares of common stock with a fair value of $46 thousand for directors’ compensation for their services for the three months ended June 30, 2012 (pro-rating compensation for Edward F. Lange, Jr. as his term expired on May 7, 2012). On October 15, 2012, the Company granted 2,876 shares of common stock with a fair value of $49 thousand for directors’ compensation for their services for the three months ended September 30, 2012 (pro-rating compensation for Christopher P. Marr as his term commenced on August 2, 2012).

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

As of September 30, 2012, 16,161 shares of restricted common stock had vested.  None of the shares of restricted common stock that are subject to time-based vesting were vested as of December 31, 2011. The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.1 million and $0.3 million in non-cash compensation expense for the three and nine months ended September 30, 2012, respectively, and $0.1 million for the period from April 20,

2011 to September 30, 2011. Unrecognized compensation expense for the remaining life of the awards was $1.6 million and $0.8 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, there were 1,559 forfeitures of shares of restricted common stock.  As of December 31, 2011, there were no forfeitures of shares restricted common stock.

8. Noncontrolling Interest

Noncontrolling Common Units

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company.  As of September 30, 2012, noncontrolling interests consisted of 6,270,565 common units (the “noncontrolling common units”) and 413,551 LTIP units, which in total represented an approximately 16.08% limited partnership interest in the Operating Partnership.  The noncontrolling common units issued at the time of the formation transactions were issued at fair value for an issuance price of $13.00 per common unit.  Common units and shares of the Company’s common stock have essentially the same economic characteristics in that common units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership.  Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis.  All common units will receive the same quarterly distribution as the per share dividends on common stock.  During the three and nine months ended September 30, 2012, 711,292 and 1,335,224 noncontrolling common units were redeemed for 711,292 and 1,335,224 shares of common stock, respectively.

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

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a rebalancing of noncontrolling interest in the accompanying Consolidated Statement of Stockholders’ Equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership.  LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the Company’s compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to common units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the common unit. As of September 30, 2012, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to common units. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units, which equal per share dividends on common stock.

Concurrently with the closing of the IPO, pursuant to the 2011 Plan, the Company granted a total of 159,046 LTIP units to certain executive officers pursuant to the terms of their employment agreements and a total of 41,395 LTIP units to its non-employee independent directors. These LTIP units vest quarterly over five years, with the first vesting date having commenced on June 30, 2011.  In addition, on January 3, 2012, the Company granted a total of 196,260 LTIP units to certain executive officers and 22,380 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan.  The fair value of the LTIP units was approximately $2.3 million and $2.5 million at the April 20, 2011 and January 3, 2012 grant dates, respectively, which was determined by a lattice binomial option- pricing model based on a Monte Carlo simulation using a volatility factor of 55% and 50%, a risk-free interest rate of 2.10% and 3.40%, and terms of 10 years, respectively.  As of September 30, 2012 and December 31, 2011, 91,922 and 30,066 LTIP units were vested, respectively.  On July 17, 2012, the Board of Directors elected Christopher P. Marr to serve as a director of the Company, Chairman of the Company’s Nominating and Corporate Governance Committee and a member of the Company’s Compensation Committee, effective August 2, 2012.  On August 2, 2012 the Company granted Mr. Marr 5,345 LTIP units with a fair value of $0.1 million.  On May 7, 2012, the Company’s non-employee director, Edward F. Lange, did not stand for re-election. Consequently, he forfeited 10,875 unvested LTIP units and the Company expensed the dividends previously paid to Mr. Lange on the unvested LTIP units in the amount of $8 thousand. As of December 31, 2011, there were no forfeitures of LTIP units. The Company recognized $0.2 million and $0.7 million in non-cash compensation expense for the three and nine months ended September 30, 2012, respectively, $0.1 for the three months ended September 30, 2011, and $0.2 million for the period from April 20, 2011 to September 30, 2011. The Company recognized zero non-cash compensation expense for the period from January 1, 2011 to April 19, 2011. Unrecognized compensation expense was $3.7 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively.

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

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Non-vested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and nine months ended September 30, 2012, there were 150,978 and 157,292 unvested shares of restricted stock on a weighted average basis, respectively, that were considered participating securities, which were not dilutive.

On September 20, 2011, the compensation committee of the Company’s board of directors approved the 2011 Outperformance Program (the “OPP”) to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company. The OPP utilizes stockholder return over a three-year measurement period as the performance measurement. The aggregate reward that all recipients collectively can earn, as measured by the outperformance pool, is capped at $10.0 million and was valued at $1.2 million utilizing a Monte Carlo simulation. For purposes of calculating basic and diluted earnings per share, awards under the OPP are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. For the three and nine months ended September 30, 2012 and the period from April 20, 2011 to September 30, 2011, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012, the three months ended September 30, 2011, and the period from April 20, 2011 to September 30, 2011 (in thousands, except share data).

Three months Ended September 30, 2012
Numerator
Net loss from continuing operations	$(4,916)
Less: preferred stock dividends	1,553
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest allocable to continuing operations	(1,248)
Loss from continuing operations available to common stockholders	$(5,262)
Income attributable to discontinued operations	$—
Less: noncontrolling interest allocable to discontinued operations	—
Income from discontinued operations available to common stockholders	$—
Denominator
Weighted average common shares outstanding—basic and diluted	29,752,057
Loss from continuing operations attributable to common stockholders	$(0.18)
Discontinued operations	—
Loss per common share—basic and diluted	$(0.18)

Nine months Ended September 30, 2012
Numerator
Net loss from continuing operations	$(7,840)
Less: preferred stock dividends	4,659
Less: Amount allocable to unvested restricted stockholders	81
Less: noncontrolling interest allocable to continuing operations	(3,253)
Loss from continuing operations available to common stockholders	$(9,327)
Income attributable to discontinued operations	$35
Less: noncontrolling interest allocable to discontinued operations	9
Income from discontinued operations available to common stockholders	$26
Denominator
Weighted average common shares outstanding—basic and diluted	21,716,590
Loss from continuing operations attributable to common stockholders	$(0.43)
Discontinued operations	0.00
Loss per common share—basic and diluted	$(0.43)

Three months Ended September 30, 2011
Numerator
Net loss from continuing operations	$(1,725)
Less: preferred stock dividends	—
Less: Amount allocable to unvested restricted stockholders	—
Less: noncontrolling interest allocable to continuing operations	(567)
Loss from continuing operations available to common stockholders	$(1,158)
Income attributable to discontinued operations	$1,153
Less: noncontrolling interest allocable to discontinued operations	379
Income from discontinued operations available to common stockholders	$774
Denominator
Weighted average common shares outstanding—basic and diluted	15,815,282
Loss from continuing operations attributable to common stockholders	$(0.07)
Discontinued operations	0.05
Loss per common share—basic and diluted	$(0.02)

Period from April 20 to September 30, 2011
Numerator
Net loss from continuing operations	$(7,570)
Less: preferred stock dividends	—
Less: Amount allocable to unvested restricted stockholders	—
Less: noncontrolling interest allocable to continuing operations	(2,521)
Loss from continuing operations available to common stockholders	$(5,049)
Income attributable to discontinued operations	$1,099
Less: noncontrolling interest allocable to discontinued operations	366
Income from discontinued operations available to common stockholders	$733
Denominator
Weighted average common shares outstanding—basic and diluted	15,524,807
Loss from continuing operations attributable to common stockholders	$(0.33)
Discontinued operations	0.05
Loss per common share—basic and diluted	$(0.28)

Earnings per share are not presented for the period January 1, 2011 to April 19, 2011 as the IPO did not close until April 20, 2011.

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

As described in Note 3, the Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired properties sourced by Columbus Nova. To the extent the Company has received a 10% internal rate of return on its invested equity on May 31, 2017, Columbus Nova will earn 20% of the returns exceeding the 10% internal rate of return. The returns will be calculated based on distributions from June 15, 2012 through May 31, 2017 and a hypothetical liquidation of the ending value of the properties owned at May 31, 2017 to be valued by third party appraisers. The fee, if any, will be paid in common stock or cash at the Company’s discretion and subject to certain conditions. The fair value of the incentive fee will be measured at each balance sheet date and, to the extent there is value in the incentive fee, it will be recognized as a liability. The hypothetical liquidation of the ending value of the properties was determined using a discounted cash flow analysis. The estimated cash flows used are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as market capitalization rates, discount rates, current and future rental rates, estimated operating and capital expenditures, and estimated downtime. These estimates are prepared using known data at comparable Company owned properties as well market data obtained from third party sources such as real estate leasing and brokerage firms. At September 30, 2012, the fair value of the incentive fee was zero and was determined using the aforementioned Level 3 inputs. The three-tier hierarchy is explained in Note 6.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.  No single tenant accounted for more than 10% of the base rents for the three and nine months ended September 30, 2012 and the period from April 20, 2011 to September 30, 2011.  No tenant accounted for more than 10% of the Predecessor’s base rents for the period from January 1, 2011 to April 19, 2011.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants default on their leases.

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

The following non-recognized subsequent events are noted:

On October 9, 2012, the Company completed the acquisition of 31 industrial properties from the Company’s affiliate, STAG Investments Holdings II, LLC, for a total purchase price of approximately $127.6 million, excluding closing costs, and was funded using draws on the Unsecured Credit Facility.  The portfolio represents approximately 4.3 million square feet.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On October 26, 2012, the Company acquired an approximately 217,000 square foot warehouse and distribution facility located in Chicopee, MA.  The purchase price was $8.3 million, excluding closing costs, and was funded using cash on hand.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On October 31, 2012, the Company acquired an approximately 108,000 square feet warehouse and light manufacturing facility located in Sterling Heights, MI from the Company’s affiliate, STAG Investments Holdings II, LLC. The purchase price was $5.0 million, excluding closing costs, and was funded using cash on hand. Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On October 31, 2012, the Company entered into a purchase and sale agreement to sell an approximately 572,000 square foot building in Great Bend, KS for a purchase price of $4.0 million.  The sale of the property is scheduled to close in the fourth quarter of 2012.  Since the purchase and sale agreement for the property includes various contingencies, the Company can make no assurance that it will sell the property or, if it does, what the timing of the sale will be. Refer to Note 3 for further details.

During the period from October 1, 2012 to November 7, 2012, the Company incurred additional net borrowings of $142.5 million under the Unsecured Credit Facility, which borrowings were used to acquire properties.

On November 8, 2012, certain of the Company’s subsidiaries entered into a loan with Wells Fargo Bank, National Association (Wells Fargo”) in the original principal amount of $68.8 million (“Loan”), which loan is secured by twenty-eight properties located in eight states.  Under the terms of the Loan, the Loan matures on December 1, 2022, has a loan-to-cost ratio of 60.0% and an interest rate of 4.31%.  Wells Fargo has the right to securitize any portion or all of the Loan in a single asset securitization or a pooled loan securitization.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2011,and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The combined financial information presented for periods on or prior to April 19, 2011 relate solely to STAG Predecessor Group, our “predecessor” for accounting purposes. The consolidated financial statements for the quarter ended September 30, 2012 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. and our subsidiaries. Where “Company,” “we,” “our” or “us” is referenced in comparisons of financial results between the quarter ended September 30, 2012 and any quarter or period ended prior to April 20, 2011, the financial information for such quarter or period prior to April 20, 2011 relates solely to STAG Predecessor Group, notwithstanding “Company,” “we,” “our” or “us” being the reference.

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

•                  our failure to complete acquisitions;

•                  our failure to successfully integrate acquired properties;

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

As of September 30, 2012, we owned 134 properties in 31 states with approximately 23.5 million rentable square feet, consisting of 82 warehouse/distribution properties, 32 manufacturing properties and 20 flex/office properties, and our properties were 96.3% leased to 116 tenants, with no single tenant accounting for more than 3.4% of our total annualized rent and no single industry accounting for more than 12.4% of our total annualized rent.

We were formed as a Maryland corporation on July 21, 2010 and have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Generally we are not subject to U.S. federal taxes on our income to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT. We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through our operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2012, we owned an 83.92% limited partnership interest in the Operating Partnership.

On April 20, 2011, we completed our initial public offering of 13,750,000 shares of common stock and the related formation transactions resulting in net proceeds of $166.3 million.  On May 13, 2011, we issued an additional 2,062,500 shares of common stock at a public offering price of $13.00 per share pursuant to the full exercise of the underwriters’ option resulting in an additional $24.9 million of net proceeds. On November 2, 2011, we completed an underwritten public offering of 2,760,000 shares of our 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) (including 360,000 shares issued pursuant to the full exercise of the underwriters’ option) at a price to the public of $25.00 per share for gross proceeds of $69.0 million.  On May 29, 2012, we completed an underwritten public offering of 8,337,500 shares of common stock (including 1,087,500 shares issued pursuant to the full exercise of the underwriters’ option) at a price to the public of $12.88 per share.  We received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of the underwriters’ discount of $4.6 million.  On August 15, 2012, we completed an underwritten public offering of 9,200,000 of shares of common stock (including 1,200,000 shares issued pursuant to the full exercise of the underwriters’ option) at a public offering price of $14.15 per share.  We received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of the underwriters’ discount of $5.5 million.

Factors That May Influence Future Results of Operations

Outlook

The lack of speculative development generally across the country and specifically in our markets may improve occupancy levels and rental rates in our portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive “spread investing” basis.  In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing.

On October 9, 2012, we completed the acquisition of 31 industrial properties from our affiliate, STAG Investments Holdings II, LLC, for a total purchase price of approximately $127.6 million, excluding closing costs, and was funded using draws on the Unsecured Credit Facility.  The portfolio represents approximately 4.3 million square feet.  On October 31, 2012, we completed the acquisition of an approximately 108,000 square foot warehouse and light manufacturing facility located in Sterling Heights, MI also purchased from our affiliate, STAG Investments Holdings II, LLC, for a purchase price of $5.0 million.

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of September 30, 2012, our properties were approximately 96.3% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions such as free rent. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of September 30, 2012, we had approximately 0.9 million rentable square feet of currently available space in our properties.  Of the 1.9 million square feet of leases that have expired or will expire in 2012, we have already renewed 1.5 million square feet of leases, resulting in a 80% tenant retention rate as of September 30, 2012.  As of September 30, 2012, for the period October 1, 2012 through December 31, 2013, none of our top ten leases based on September 30, 2012 annualized revenue will be expiring.

Conditions in Our Markets

The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance. No single tenant accounted for more than 10% of the base rents for the three and nine months ended September 30, 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a description of a new accounting policy that was adopted during the three months ended September 30, 2012 and was not previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  We consider this policy critical in that it may require complex judgment in our application or require estimates about matters that are inherently uncertain.

Use of Derivative Financial Instruments

The Company follows authoritative guidance for disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group

Within the following Historical Results of Operations, the three and nine months ended September 30, 2012 and 2011 consists of STAG Predecessor Group’s operations for the period from April 1, 2011 to April 19, 2011 and from January 1, 2011 to April 19, 2011, respectively.

Comparison of three months ended September 30, 2012 to the three months ended September 30, 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 and 2011 (dollars in thousands).

	Three months Ended
	September 30,
	2012	2011	Change	% Change

Revenue
Rental income	$19,261	$13,394	$5,867	43.8%
Tenant recoveries	2,135	1,438	697	48.5%
Other income	331	321	10	3.1%
Total revenue	21,727	15,153	6,574	43.4%
Expenses
Property	1,345	1,315	30	2.3%
General and administrative	3,656	2,453	1,203	49.0%
Real estate taxes and insurance	1,677	1,284	393	30.6%
Property acquisition costs	1,067	368	699	189.9%
Depreciation and amortization	10,354	7,765	2,589	33.3%
Loss on impairment	3,941	—	3,941	100.0%
Other expenses	87	—	87	100.0%
Total expenses	22,127	13,185	8,942	67.8%

Other income (expense)
Interest income	9	6	3	50.0%
Interest expense	(3,578)	(4,330)	752	(17.4)%
Gain on interest rate swaps	—	770	(770)	(100.0)%
Formation transactions costs	—	(61)	61	(100.0)%
Offering costs	—	(78)	78	(100.0%)
Loss on extinguishment of debt	(947)	—	(947)	100.0%
Total other income (expense)	(4,516)	(3,693)	(823)	22.3%
Discontinued operations
Income attributable to discontinued operations	—	1,153	(1,153)	(100.0)%
Total income attributable to discontinued operations	—	1,153	(1,153)	(100.0)%
Net loss	$(4,916)	$(572)	$(4,344)	759.4%
Less: loss attributable to noncontrolling interest	(1,248)	(188)	(1,060)	563.8%
Net loss attributable to STAG Industrial, Inc.	$(3,668)	$(384)	$(3,284)	855.2%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $6.6 million, or 43.4%, to $21.7 million for the three months ended September 30, 2012 compared to $15.2 million for the three months ended September 30, 2011.  The increase was primarily attributable to additional revenue from the acquisition of 45 properties since the formation transactions. Of the 45 properties that were acquired since the formation transactions, 37 were acquired subsequent to the three months ended September 30, 2011. Of the $6.6 million increase in revenue $5.9 million relates to base rental income and $0.7 million relates to an increase in tenant recoveries.

Expenses

Total expenses increased by $8.9 million, or 67.8%, to $22.1 million for the three months ended September 30, 2012 compared to $13.2 million for the three months ended September 30, 2011.  The increase was primarily attributable to additional expenses incurred in connection with the acquisition of 45 properties since the formation transactions of which 37 were acquired subsequent to the three months ended September 30, 2011, and an increase of $0.7 million of property acquisition costs related to the acquisition of 13 properties that closed during the three months ended September 30, 2012 as well as pending acquisitions compared to the eight properties closed during the three months ended September 30, 2011.  The increase was also attributable to the loss on impairment of approximately $3.9 million related the Great Bend, KS property.  General and administrative expenses increased by $1.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, which was primarily the result of new employees and payroll costs as well as increased costs related to compliance with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 during the second year as a public company.  Additionally, depreciation and amortization increased $2.6 million primarily as a result of the 37 properties acquired since the three months ended September 30, 2011 which increased the depreciable asset base.

Other income (expense)

Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, offering costs, formation transaction costs, and loss on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.8 million, or 22.3%, to $4.5 million for the three months ended September 30, 2012 compared to $3.7 million for the three months ended September 30, 2011.  The increase was primarily attributable to a $0.9 million loss on extinguishment of debt that was recognized during the three months ended September 30, 2012 related to write-off of deferred financing fees in connection with the pay-off of the Wells Fargo Master Loan and the termination of the Credit Facility.

Net income attributable to discontinued operations

Net income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of non-strategic properties located in Amesbury, MA and Youngstown, OH.  The total net income attributable to discontinued operations decreased by $1.2 million, which was a result of net income associated with the Amesbury, MA and Youngstown, OH properties during the three months ended September 30, 2011.  The two properties were sold prior to the three months ended September 30, 2012, and therefore, did not generate any net income to the Company during that period.

Net loss

Net loss increased by $3.3 million, or 855.2%, to $3.7 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011. The increase is primarily attributable to the acquisitions of 37 properties subsequent to the three months ended September 30, 2011 resulting in greater depreciation and amortization. The increase is also attributable to all of the aforementioned factors above.

Comparison of nine months ended September 30, 2012 to the nine months ended September 30, 2011

The following table summarizes our results of operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands).  Because we did not have any operating activity before April 20, 2011, and because, as a result of our initial public offering and related formation transactions, our Company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful for an analysis of our operations:

	Nine Months Ended
	September 30,
	2012	2011	Change	% Change

Revenue
Rental income	$52,448	$29,884	$22,564	75.5%
Tenant recoveries	6,283	3,729	2,554	68.5%
Other income	982	588	394	67.0%
Total revenue	59,713	34,201	25,512	74.6%
Expenses
Property	4,439	3,303	1,136	34.4%
General and administrative	9,962	4,835	5,127	106.0%
Real estate taxes and insurance	4,816	3,063	1,753	57.2%
Asset management fees	—	170	(170)	(100.0)%
Property acquisition costs	2,509	695	1,814	261.0%
Depreciation and amortization	28,465	16,562	11,903	71.9%
Loss on impairment	4,563	—	4,563	100.0%
Other expenses	146	—	146	100.0%
Total expenses	54,900	28,628	26,272	91.8%

Other income (expense)
Interest income	17	16	1	13.3%
Interest expense	(11,888)	(11,400)	(488)	4.3%
Gain on interest rate swaps	215	2,032	(1,817)	(89.4)%
Formation transactions costs	—	(3,789)	3,789	(100.0)%
Offering costs	(68)	(78)	10	(12.8)%
Loss on extinguishment of debt	(929)	—	(929)	100.0%
Total other income (expense)	(12,653)	(13,219)	566	(4.3)%
Discontinued operations
Income (loss) attributable to discontinued operations	(184)	946	(1,130)	(119.5)%
Gain on sale of real estate	219	—	219	100.0%
Total income attributable to discontinued operations	35	946	(911)	(96.3)%
Net loss	$(7,805)	$(6,700)	$(1,105)	16.5%
Less: loss attributable to noncontrolling interest	(3,244)	(2,155)	(1,089)	50.5%
Net loss attributable to STAG Industrial, Inc.	$(4,561)	$(4,545)	$(16)	0.4%

Revenue

Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

Total revenue increased by $25.5 million, or 74.6%, to $59.7 million for the nine months ended September 30, 2012 compared to $34.2 million for the nine months ended September 30, 2011.  The increase was primarily attributable to additional revenue from properties contributed to us as part of the formation transactions as well as the acquisition of 45 properties since the formation transactions. Of the $25.5 million increase $22.6 million relates to base rental income and $2.6 million relates tenant recoveries.

Expenses

Total expenses increased by $26.3 million, or 91.8%, to $54.9 million for the nine months ended September 30, 2012 compared to $28.6 million for the nine months ended September 30, 2011.  The increase was primarily attributable to additional expenses incurred in connection with the properties contributed to us as part of the formation transactions and the acquisition of 45 properties since the formation transactions, and $2.5 million of property acquisition costs related to the acquisition of 30 properties that closed during the nine months ended September 30, 2012 as well as pending acquisitions.  The increase was also attributable to the loss on impairment of $4.6 million.  General and administrative expenses increased $5.1 million due to the inclusion of salary and other compensation costs following the formation transactions and other administrative costs of being a public company.  Additionally, depreciation and amortization increased $11.9 million as a result of the properties acquired in the formation transactions and 45 properties acquired since the formation transactions which increased the depreciable asset base.

Other income (expense)

Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, offering costs, formation transaction costs, and loss on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased $0.6 million, or 4.3%, to $12.7 million for the nine months ended September 30, 2012 compared to $13.2 million for the nine months ended September 30, 2011.  The decrease in other expense was primarily a result of a decrease in formation transaction costs of $3.8 million, which was a one-time expense associated with the initial public offering of the Company in 2011.  The decrease was partially offset by the loss on extinguishment of debt of $0.9 million recognized during the nine months ended September 30, 2012 related to write-off of deferred financing fees in connection with the pay-off of the Wells Fargo Master Loan and the termination of the Credit Facility.  Additionally, the gain on interest rate swaps decreased by $1.8 million due to the expiration of the related interest rate swap on January 31, 2012.

Net income (loss) attributable to discontinued operations

Net income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of non-strategic properties located in Amesbury, MA and Youngstown, OH.  The total net income attributable to discontinued operations decreased by $0.9 million as a result of the nine months ending September 30, 2011 reflecting a full nine months of net income and the nine months ending September 30, 2012 representing a partial period as the Youngstown, OH property and Amesbury, MA properties, closed on April 20, 2012 and December 22, 2011, respectively.

Net loss

Net loss increased by $1.1 million, or 16.5%, to $7.8 million for the nine months ended September 30, 2012 compared to $6.7 million for the nine months ended September 30, 2011. The increase is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 45 properties since the formation transactions resulting in greater depreciation and amortization.  The increase is also attributable to all of the aforementioned factors above.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 (inclusive of STAG Predecessor Group from the period from January 1, 2011 to April 19, 2011 and STAG Industrial, Inc. from the period from April 20, 2011 to September 30, 2011) (dollars in thousands):

	Nine months Ended September 30,
	2012	2011	Change	% Change

Cash provided by operating activities	$30,206	$12,916	17,290	133.9%
Cash used in investing activities	(211,310)	(72,605)	(138,705)	191.0%
Cash provided by financing activities	175,290	70,108	105,182	150.0%

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Net cash provided by operating activities.  Net cash provided by operating activities increased $17.3 million to $30.2 million for the nine months ended September 30, 2012 compared to $12.9 million for the nine months ended September 30, 2011. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue and expenses due in large part to the acquisition activity.  We had a net loss of $7.8 million for the nine months ended September 30, 2012 compared to a net loss of $6.7 million for the nine months ended September 30, 2011, but after adjusting the net loss to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $19.6 million. This is primarily a result of the add back of depreciation and amortization of $28.5 million during the nine months ended September 30, 2012 compared to $17.2 million during the nine months ended September 30, 2011. Additionally, there was a $4.6 million noncash loss on impairment during the nine months ended September 30, 2012.

Net cash used in investing activities.  Net cash used in investing activities increased by $138.7 million to $211.3 million for the nine months ended September 30, 2012 compared to $72.6 million for the nine months ended September 30, 2011.  The change is primarily attributable to acquisition of 30 properties during the nine months ended September 30, 2012 compared to the acquisition of eight properties, excluding the formation transactions, for cash during the nine months ended September 30, 2011.

Net cash provided by financing activities.  Net cash provided by financing activities increased $105.2 million to $175.3 million for the nine months ended September 30, 2012 compared to $70.1 million for the nine months ended September 30, 2011.  The change is primarily attributable to the proceeds from the Unsecured Term Loan of $100.0 million offset by an increase in dividends and distributions.  Additionally the proceeds from sale of common stock increased by $32 million and offering costs decreased by $6.2 million.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and unit holders in the Operating Partnership.  On April 13, 2012, we paid the first quarter dividend of $0.26 per share to all stockholders and unit holders of record on March 30, 2012.  On July 13, 2012, we paid the second quarter dividend of $0.27 per share to all stockholders and unit holders of record on June 29, 2012. On August 2, 2012 the board of directors declared, and we accrued, the third quarter dividend of $0.27 per share to all stockholders and unit holders of record on September 28, 2012 in the amount of $11.2 million, which was subsequently paid on October 15, 2012.

On November 2, 2011, we completed an underwritten public offering of 2,760,000 shares of the Series A Preferred Stock (including 360,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a price to the public of $25.00 per share for gross proceeds of $69.0 million. After deducting underwriting discounts and offering expenses, net proceeds amounted to approximately $66.3 million. We pay cumulative dividends on the Series A Preferred Stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. We used the net proceeds to repay our indebtedness under the Credit Facility, to fund acquisitions, and for general corporate purposes.  On August 2, 2012, the board of directors confirmed, and we accrued, the third quarter dividend of $0.5625 per share to all record preferred stockholders as of September 13, 2012 in the amount of $1.6 million, which was subsequently paid on October 1, 2012.

On May 29, 2012, we completed an underwritten public offering of 8,337,500 shares of common stock (including 1,087,500 shares issued pursuant to the full exercise of the underwriters’ option) at a public offering price of $12.88 per share.  We received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of $4.6 million.  We also incurred direct offering costs of $0.5 million and indirect costs of $0.1 million in connection with the offering.

On August 15, 2012, we completed an underwritten public offering of 9,200,000 of shares of common stock (including 1,200,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $14.15 per share.  We received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of underwriting discounts of $5.5 million.  We also incurred direct offering costs of $0.2 million in connection with the offering.

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

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of September 30, 2012 (dollars in thousands):

Loan	Principal		Fixed/Floating	Rate	Maturity
Sun Life Assurance Company of Canada (U.S.)	$4,142	(1)	Fixed	6.05%	Jun-1-2016
Webster Bank National Association	6,021		Fixed	4.22%	Aug-4-2016
Unsecured Credit Facility	12,000	(2)	Variable	LIBOR + 1.65%	Sept-10-2016
Union Fidelity Life Insurance Co.	6,982	(3)	Fixed	5.81%	Apr-30-2017
Webster Bank National Association	3,223	(4)	Fixed	3.66%	May-29-2017
Webster Bank National Association	3,471	(5)	Fixed	3.64%	May-31-2017
Unsecured Term Loan	100,000	(6)	Variable	LIBOR + 1.65%	Sept-10-2017
CIGNA-1 Facility(7)	59,831		Fixed	6.50%	Feb-1-2018
CIGNA-2 Facility(8)	61,074		Fixed	5.75%	Feb-1-2018
CIGNA-3 Facility(9)	17,150		Fixed	5.88%	Oct-1-2019
Total/Weighted Average	$273,894			4.25%

(1)	Principal outstanding includes an unamortized fair market value premium of $0.3 million as of September 30, 2012, which is not included in the calculation of the weighted average interest rate.

(2)	The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%.

(3)	Principal outstanding includes an unamortized fair market value premium of $0.2 million as of September 30, 2012, which is not included in the calculation of the weighted average interest rate.

(4)	We entered into this loan with an outstanding principal amount of $3.25 million on May 29, 2012. The loan is collateralized by a property located in Portland, ME.

(5)	We entered into the loan with an outstanding principal amount of $3.5 million on May 31, 2012. The loan is collateralized by a property located in East Windsor, CT.

(6)

The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%. The Company swapped LIBOR for a fixed rate for $100.0 million of the $150.0 capacity on the Unsecured Term Loan. The swaps are effective October 10, 2012.

(7)	Acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”) (which has no remaining borrowing capacity).

(8)

Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”). As of September 30, 2012, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(9)

Acquisition loan facility with CIGNA that was originally entered into in July 2011 (the “CIGNA-3 facility”). As of September 30, 2012, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and property acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

The Unsecured Credit Facility contains certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our stockholders upon events of default.  We are currently in compliance with the financial covenants in our loan agreements.

The CIGNA-1, CIGNA-2 and CIGNA-3 facilities contain provisions that cross-default the loans and cross-collateralize the properties that are secured by each of the loans. In addition, each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities requires a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

Credit Facility, Unsecured Credit Facility, and Unsecured Term Loan

On April 20, 2011, we closed a loan agreement for our Credit Facility of up to $100.0 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The Credit Facility was amended on October 17, 2011 to improve pricing, increase the borrowing capacity and create flexibility in our covenants.  The Company utilized the Credit Facility through September 9, 2012 to fund the acquisitions of properties and general corporate purposes.  On September 10, 2012, we terminated the Credit Facility.

On September 10, 2012, contemporaneously with the termination of the Credit Facility, we closed on a loan agreement for an unsecured corporate revolving credit facility of up to $200 million (“Unsecured Credit Facility”) and a $150 million term loan (“Unsecured Term Loan”) with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger.  The Unsecured Credit Facility has an accordion feature that allows us to increase our borrowing capacity to $300 million subject to the satisfaction of certain conditions.  Proceeds from the Unsecured Credit Facility and Unsecured Term Loan have and will be used for property acquisitions, working capital requirements and other general corporate purposes.  We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The Unsecured Credit Facility has a stated four-year term with an option to extend the maturity date for one additional year, pursuant to certain terms and conditions, including the payment of an extension fee.  The Unsecured Term Loan has a stated five-year term and an available capacity of $50.0 million at September 30, 2012.  At September 30, 2012, the total available capacity under the Unsecured Credit Facility was approximately $184 million.  The Unsecured Credit Facility contains certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our stockholders upon events of default.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2012, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2012	2013 - 2014	2015 - 2016	Thereafter
Principal payments(3)(4)	$273,474	$648	$5,537	$26,559	$240,730
Interest payments (4)(5)	59,631	3,030	23,991	23,058	9,552
Operating lease and ground leases(5)	5,581	40	329	334	4,878
Total	$338,686	$3,718	$29,857	$49,951	$255,160

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

(2)                                 The terms of the loan agreements for each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. The funding of these reserves is not included in the table above.

(3)                                 The $12.0 million outstanding on the Unsecured Credit Facility is assumed to be paid in full at maturity in 2016 for the purposes of this table.

(4)                                 The interest rate as of September 30, 2012 was used to calculate the interest that will be paid on our variable rate debt. The interest payments include net settlement payments that were fixed under interest rate swaps commencing on October 10, 2012, the effective date of the swaps.

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

STAG Predecessor Group and the other entities that contributed to our formation transactions did not designate the hedges at the time of inception and therefore, our investment in the interest rate swap through its expiration on January 31, 2012 did not qualify as an effective hedge for accounting purposes, and as such, changes in the swaps’ fair market values were being recorded in earnings through the maturity of the last remaining interest rate swap on January 31, 2012.

As of December 31, 2011, we had approximately $134.1 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $0.2 million net fair value. As this interest rate swap was entered into prior to our initial public offering and therefore prior to us reporting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), it was designated as a non-hedge instrument.  This interest rate swap expired on January 31, 2012.

On September 10, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the Unsecured Term Loan.  As of September 30, 2012, we entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0.  The hedges have an effective date of October 10, 2012 and convert the one-month LIBOR rate on $100 million of the $150 million Unsecured Term Loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio to a fixed rates between 0.7525% and 0.7975% plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio.  As of September 30, 2012, the spread on the Unsecured Term Loan was 1.65%.

As of September 30, 2012, we had $112.0 million of debt with interest at a variable rate.  Of the $112.0 million of variable rate debt, the $100.0 million Unsecured Term Loan will effectively be fixed rate debt plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio commencing on October 10, 2012 when these swaps become effective.  The remaining $12.0 million of variable rate debt is related to the Unsecured Credit Facility, which is subject to LIBOR plus 1.65%.  To the extent interest rates increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the period presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months Ended September 30, 2012	Nine months Ended September 30, 2012
Net loss	$(4,916)	$(7,805)
Depreciation and amortization	10,354	28,486
Loss on impairment	3,941	4,563
Gain on sale of real estate	—	(219)
FFO	$9,379	$25,025
Preferred stock dividends	(1,553)	(4,659)
Amount allocated to unvested restricted stockholders	(41)	(81)
FFO attributable to common stockholders and unit holders	$7,785	$20,285

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

As of September 30, 2012, we had $12.0 million of borrowings outstanding under the Unsecured Credit Facility and $100.0 million of borrowings outstanding under the Unsecured Term Loan bearing interest at a variable rate.  The $100.0 million Unsecured Term Loan will be subject to interest rate swaps effective October 10, 2012.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging”.  In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had outstanding balances of $12.0 million on the Unsecured Credit Facility and $100.0 million on the Unsecured Term Loan (the outstanding amounts at September 30, 2012) for the entire nine months ended September 30, 2012, our interest expense would have increased by $0.8 million for the nine months ended 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1 *	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended

10.2 *	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income, (iv) the Consolidated and Combined Statements of Stockholders’ Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 8, 2012	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1 *	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended

10.2 *	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income, (iv) the Consolidated and Combined Statements of Stockholders’ Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.