Form 10-K
period 2012-12-31
STAG Industrial, Inc.
filed 2013-03-06
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $361.8 million based on the closing price on the New York Stock Exchange as of June 29, 2012.

         Number of shares of the registrant's common stock outstanding as of March 1, 2013: 42,221,072

         Number of shares of 9.0% Series A Cumulative Redeemable Preferred Stock as of March 1, 2013: 2,760,000

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

PART I.

Item 1.    Business

        As used herein, "our company," "we," "our" and "us," refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships except where the context otherwise requires. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group or our "predecessor business", our "predecessor" for accounting purposes. The combined financial statements for the period April 20, 2011 to December 31, 2012 include the financial information of our company, STAG Industrial Operating Partnership, L.P. (our "operating partnership") and our subsidiaries.

Overview

        STAG Industrial, Inc. is a fully integrated, full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. We were incorporated in Maryland on July 21, 2010 to continue and grow the single-tenant industrial business conducted by our predecessor business. We completed our initial public offering on April 20, 2011.

        As of December 31, 2012, the company owned 172 properties in 31 states with approximately 29.4 million rentable square feet, consisting of 112 warehouse/distribution properties, 39 light manufacturing properties and 21 flex/office properties. As of December 31, 2012, our properties were 95.1% leased to 156 tenants, with no single tenant accounting for more than 2.7% of our total annualized rent and no single industry accounting for more than 10.7% of our total annualized rent. As used herein, the definition of annualized rent is the contractual monthly base rent as of December 31, 2012 multiplied by 12.

        We own our interests in all of our properties and conduct substantially all of our business through our operating partnership. We serve as the sole member of the sole general partner of, and own approximately 85.29% of the outstanding limited partnership interests in, our operating partnership as of December 31, 2012. The remaining 14.71% limited partnership interests in our operating partnership are owned by certain of our executive officers, directors, certain of their affiliates and other outside investors. On April 20, 2011, we closed on our initial public offering ("IPO") of common stock and completed our formation transactions (the "formation transactions").

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

  •
  Other institutional industrial real estate buyers tend to focus on larger properties in select primary markets, resulting in our typical competitors being local investors who often do not have ready access to debt or equity capital.

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

  •
  a variable combination of the above.

        We believe the market inefficiently prices our target properties because investors typically either underestimate the probability of tenant retention beyond the primary lease term or overestimate the expected cost of tenant default. Further, we believe our relationships with a national network of commercial real estate brokers and our underwriting processes, utilizing our proprietary model, allow us to acquire properties at a discount to their intrinsic values, where intrinsic values are determined by the properties' future cash flows. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for our taxable year ended December 31, 2011 and intend to continue to qualify as REIT. So long as we qualify as a REIT, we generally will not be subject to federal income taxes to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.

Competitive Strengths

        We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in a number of ways, including:

  •
  Proven Growth Profile:  Since January 1, 2012, we have acquired 70 properties representing approximately 12.8 million square feet for a total cost of approximately $427 million, resulting in an increase in total assets of approximately 68% over our total assets as of December 31, 2011. Since the closing of our initial public offering on April 20, 2011, we have acquired 85 properties for a total cost of approximately $552 million.

  •
  Established Intermediary Relationships:  We believe we have developed a reputation as a credible and active buyer of single-tenant industrial real estate, which provides us access to significant acquisition opportunities that may not be available to our competitors.

  •
  Scalable Platform:  Our focus on net lease properties ensures that our current staff of 36 employees as of December 31, 2012 (with incremental additions of employees) is sufficient to support our continued growth.

  •
  Expertise in Underwriting Single-Tenant Properties:  We have developed a proprietary underwriting process that integrates real estate and corporate credit analysis to project the future cash flows of potential acquisitions. We believe that our expertise and procedures in assessing tenant retention and vacancy costs are advantages in identifying, underwriting and closing on attractive acquisition opportunities.

  •
  Stable and Predictable Cash Flows:  Our portfolio is diversified by tenant, industry and geography, which tends to reduce risk and earnings volatility. As of December 31, 2012, no single tenant accounted for more than 2.7% of our total annualized rent; no single industry represented more than 10.7% of our total annualized rent; and no single state was the site for properties generating more than 11.5% of our total annualized rent. Cash flow consistency across our portfolio is enhanced by our weighted (by rental revenue per square foot) average in-place remaining lease term of approximately 5.1 years as of December 31, 2012, low costs for tenant improvements and leasing commissions and low capital expenditures.

  •
  Experienced Management Team:  The five senior members of our management team have significant real estate industry experience, averaging approximately 26 years, with four members having previous public REIT or public real estate company experience.

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

  Growth Strategy

        External Growth through Acquisitions:    Our target acquisitions are predominantly in the $5 million to $25 million range. The competition for our target assets is primarily local investors who are not likely to have ready access to debt or equity capital. We focus our acquisition activities on our core property types: warehouse/distribution facilities and light manufacturing facilities. From time to time, if an attractive opportunity presents itself, we may consider portfolio acquisitions. As of December 31, 2012, we were evaluating approximately $600 million of specific potential acquisitions that we have identified as warranting further investment consideration after an initial review.

        As of December 31, 2012, there were two remaining vacant properties owned by STAG Investments III, LLC ("Fund III"), a privately held fund, and not contributed to our company (the "option properties") as part of our formation transactions. Upon approval of our independent directors, we have the right to acquire any of the option properties individually for a period of up to three months after notification that the property has stabilized, defined as 85% or greater occupancy pursuant to leases at least two years in remaining duration. The right to acquire any of the option properties expires 5 years from the date of the formation transactions.

        Internal Growth through Asset Management:    Our asset management team utilizes our tenant relationships and leasing expertise to maintain occupancy and increase rental rates. It also collaborates with our internal credit function to actively monitor the credit profile of each of our tenants on an ongoing basis. The team's efforts have resulted in our achieving for the years ended December 31, 2012 and December 31, 2011 an 84% and 88% tenant retention rate for those tenants whose leases were scheduled to expire in 2012 and 2011, respectively. As of December 31, 2012, our portfolio had approximately 1.4 million square feet, or 4.9% of our total rentable square feet, available for lease, compared to 1.2 million square feet or 6.8% as of December 31, 2011.

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

  Financing Strategy

        Our main focus is to preserve a flexible capital structure. We will utilize the capital markets through secondary equity offerings including but not limited to "at the market" equity offerings while also obtaining primarily unsecured debt, which is more efficient than secured debt given our granular acquisition strategy.

Regulation

  General

        Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we and/or our tenants, as applicable, have the necessary permits and approvals to operate each of our properties.

  Americans with Disabilities Act

        Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the "ADA") to the extent that such properties are "public accommodations" as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with current requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

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

  Environmental Matters

        Our properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. We invest in properties historically used for industrial, light manufacturing and commercial purposes. Certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties have engaged, or may in the future engage, in activities that may generate or release petroleum products or other hazardous or toxic substances.

        Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. According to Phase I environmental assessments prepared at the time of acquisition, 17 of our properties are known to have asbestos containing materials. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. Additionally, 32 of our properties are suspected of having asbestos containing materials due to the age of the building and observed conditions. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. In the event of a building renovation or demolition, a comprehensive asbestos inspection would be performed to determine proper handling and disposal of any asbestos containing materials.

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

Competition

        In acquiring our target properties, we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers. Local real estate investors and developers historically have represented our dominant competition for deals but they typically do not have ready access to credit. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants.

Employees

        As of December 31, 2012, we employed 36 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

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

How to Obtain Our SEC Filings

        All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

        As of December 31, 2012, all of our 172 properties were industrial properties, including 112 warehouse/distribution facilities, 39 light manufacturing facilities and 21 flex/office facilities. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

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

        In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2012, accounted for the percentage of our total annualized rent indicated: North Carolina (11.5%); Ohio (9.6%); Indiana (8.0%); Michigan (7.7%); and South Carolina (5.2%). Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.

We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.

        We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2012, accounted for the percentage of our total annualized rent indicated: Industrial Equipment, Components & Metals (10.7%); Automotive (10.7%); Food and Beverages (10.4%); Containers & Packaging (8.5%); and Air Freight and Logistics (8.1%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

We are subject to risks involved in single-tenant leases, and the default by one or more tenants could materially and adversely affect us.

        Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such a tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

If our tenants are unable to obtain financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

        Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets may continue to experience liquidity disruptions, resulting in the unavailability of financing for many businesses. If our tenants are unable to obtain financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

We have limited experience operating as a publicly traded REIT, which may affect our ability to successfully operate our business, implement our business strategies or generate sufficient cash flow to make or sustain distributions to our stockholders.

        We have limited experience operating as a publicly traded REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements and comply with the Sarbanes-Oxley Act of 2002. Failure to maintain REIT status would have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders. In addition, we are subject to all the risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives.

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

        We acquire and intend to continue to acquire primarily generic warehouse/distribution properties, light manufacturing properties and flex/office facilities. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities.

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

        Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

  •
  cash available for distribution;

  •
  our results of operations;

  •
  our financial condition, especially in relation to the anticipated future capital needs of our properties;

  •
  the distribution requirements for REITs under the Code;

  •
  our operating expenses; and

  •
  other factors our board of directors deems relevant.

Consequently, we may not continue our current level of distributions to stockholders, and our distribution levels may fluctuate.

        In addition, some of our distributions may include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

We have owned our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

        The majority of our properties have been under management for less than five years. In addition, since the completion of our initial public offering, we have acquired an additional 85 properties totaling approximately 16.3 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

Risks Related to Our Organization and Structure

Certain of our executive officers and directors have duties to Fund II and Fund III, which may create conflicts of interest and may impede business decisions that could benefit our stockholders.

        Certain of our executive officers and directors also serve on (i) the board of managers and/or management committees of the managers of STAG Investments II, LLC ("Fund II"), a private equity real estate fund that continues to operate as a private, fully invested fund, and (ii) the board of managers and/or management committees of the managers of Fund III, a private equity real estate fund that contributed most of its properties to us in the formation transactions. Our officers and directors may have conflicting duties because they have a duty to both us and to Fund II (which retained ownership of certain of its properties and continues as a private, fully-invested fund until liquidated) and Fund III (which retained ownership of the Option Properties). Prior to the completion of the formation transactions, both of these entities were fully invested and, as a result, will not be making any additional investments in income properties. However, some Fund II properties may be competitive with our current or future properties. It is possible that the executive officers' and board members' fiduciary duty to Fund II and Fund III, including, without limitation, their interests in Fund II and the Option Properties, will conflict with what will be in the best interests of our company.

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

        We may experience conflicts of interest with several members of our senior management team who have or may become limited partners in our operating partnership through the receipt of common units or long-term incentive plan units in our operating partnership ("LTIP units") granted under our 2011 Equity Incentive Plan.

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

        If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

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

        STAG Industrial, Inc. had historical net losses attributable to common stockholders for the year ended December 31, 2012 of $12.8 million and for the period from April 20, 2011 to December 31, 2011 of $6.8 million. STAG Predecessor Group had historical net losses of $0.2 million for the period from January 1, 2011 to April 19, 2011 and $2.9 million for the year ended December 31, 2010, respectively. The company would have been profitable had the net losses excluded the non-cash impacts of depreciation and amortization. STAG Predecessor Group had historical accumulated deficits after effects of depreciation and amortization of $14.0 million and $8.3 million as of April 19, 2011 and December 31, 2010 respectively. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to pay dividends or make distributions, any of which could adversely affect the trading price of our stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.

        We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and price of our securities.

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

        The employment agreements with our executive officers provide that each executive may terminate his or her employment and, under certain conditions, receive severance based on two or three times (depending on the officer) the annual total of salary and bonus and immediate vesting of all outstanding equity-based awards. In the case of certain terminations, they would not be restricted from competing with us after their departure.

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

  •
  change creditworthiness standards with respect to third-party tenants; and

  •
  determine that it is no longer in our best interests to continue to qualify as a REIT.

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

        Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under our 2011 Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of the shares of our common stock. Also, continuing investors in our initial public offering and the related formation transactions that hold common units are parties to an agreement that provides for registration rights. These registration rights required us to file a "shelf" registration statement covering all shares of our common stock for which their common units may be redeemed or exchanged pursuant to the partnership agreement of our operating partnership. A shelf registration statement covering these shares has been filed and is currently effective. The existence of shares of our common stock reserved for issuance under our 2011 Equity Incentive Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

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

The market price and trading volume of our common stock may be volatile.

        The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which they traded when you acquired them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common stock or result in fluctuations in the market price or trading volume of our common stock include:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  changes in our operations or earnings estimates or publication of research reports about us or the industry;

  •
  changes in our dividend policy;

  •
  increases in market interest rates that lead purchasers of our shares to demand a higher yield;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  our ability to comply with applicable financial covenants in our unsecured credit facility, unsecured term loans and other loan agreements;

  •
  additions or departures of key management personnel;

  •
  actions by institutional stockholders;

  •
  the realization of any of the other risk factors presented in this report;

  •
  speculation in the press or investment community; and

  •
  general U.S. and worldwide market and economic conditions.

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

        Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2012, leases with respect to 30.9% of our total annualized rent will expire on or before December 31, 2015. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current average base rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re-lease the space at attractive rental rates.

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

        We invest in properties historically used for industrial, light manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

Three of our properties are subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.

        We own three of our properties through a leasehold interest in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders, and the trading price of our securities.

        In the future, our ground leases may contain certain provisions that may limit our ability to sell certain of our properties. In addition, in the future, in order to assign or transfer our rights and obligations under certain of our ground leases, we may be required to obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

        We also own two properties that benefit from payment in lieu of tax ("PILOT") programs and to facilitate such tax treatment our ownership in these properties is structured as a leasehold interest with the relevant municipality serving as lessor. With respect to such arrangements, we have the right to purchase the fee interest in the property for a nominal purchase price, so the risk factors set forth above for traditional ground leases are mitigated by our ability to convert such leasehold interests to fee interests. In the event of such a conversion of our ownership interests, however, any preferential tax treatment offered by the PILOT programs will be lost.

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

        In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our stock to decrease and negatively impact our ability to pay distributions. Certain of our existing and secured future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

        As of December 31, 2012, we had total outstanding debt of approximately $479.2 million and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our mortgage loans, our unsecured credit facility and unsecured term loans and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.

        The terms of certain of our mortgage loans require us to comply with loan-to-collateral-value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage loans to make distributions to us or our other subsidiaries. In addition, our unsecured credit facility and unsecured term loans require us to comply with loan-to-collateral-value ratios, debt service coverage ratios, leverage ratios, recourse indebtedness thresholds, fixed charge coverage ratios and tangible net worth thresholds and limits. Our existing loan covenants and our unsecured credit facility and unsecured term loans covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, our unsecured credit facility and unsecured term loans will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our unsecured credit facility and unsecured term loans.

        As of December 31, 2012, we had certain secured loans that are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. Moreover, our unsecured credit facility and unsecured term loans contain, and future secured corporate credit facilities may contain, certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance or refinance our properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

        If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt or unsecured debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of any mortgaged properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

        Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

        Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

  •
  To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

        From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, make taxable distributions of our stock or debt securities or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

        In certain circumstances, we expect to purchase real properties and lease them back to the sellers of such properties. While we intend to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service ("IRS") will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our target properties fit into two general categories:

  •
  Warehouse/Distribution—properties generally 200,000 to 1,000,000 square feet in size with ceiling heights between 22 feet and 36 feet and used to store and ship various materials and products.

  •
  Light Manufacturing—properties generally 75,000 to 250,000 square feet in size with ceiling heights between 16 feet and 22 feet and used to manufacture all types of goods and products.

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

        As of December 31, 2012, we owned the properties listed below. Except as otherwise noted in the footnotes, we own fee simple interests in all of the properties.

State	City	Number of Properties	Asset Type(12)	Total Rentable Square Feet
Alabama
	Phenix City(9)	1	Warehouse / Distribution	117,568
Arkansas
	Rogers(3)	1	Warehouse / Distribution	400,000
Connecticut
	Avon(3)	1	Light Manufacturing	78,400
	East Windsor(11)	1	Warehouse / Distribution	145,000
Delaware
	Newark(3)	1	Flex / Office	28,653
	Newark(3)	1	Flex / Office	24,012
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Orlando(3)	1	Warehouse / Distribution	155,000
	Pensacola(3)	1	Flex / Office	30,620
	Pensacola(3)	1	Flex / Office	7,409
	Tavares(3)	1	Light Manufacturing	148,298

State	City	Number of Properties	Asset Type(12)	Total Rentable Square Feet
Georgia
	Atlanta(3)	1	Warehouse / Distribution	407,981
	Conyers(4)	1	Warehouse / Distribution	226,256
	Dallas(3)	1	Warehouse / Distribution	92,807
	LaGrange(3)	1	Warehouse / Distribution	249,716
	Smyrna(3)	1	Warehouse / Distribution	102,000
	Statham(3)	1	Warehouse / Distribution	225,680
Idaho
	Pocatello(3)	1	Flex / Office	43,353
Illinois
	Gurnee(3)	1	Warehouse / Distribution	223,760
	Montgomery(3)	1	Warehouse / Distribution	584,301
	Woodstock(3)	1	Light Manufacturing	129,803
Indiana
	Albion(3)	8	Light Manufacturing	319,513
	Elkhart(3)	1	Warehouse / Distribution	18,000
	Elkhart	1	Warehouse / Distribution	150,715
	Franklin(3)	1	Warehouse / Distribution	703,496
	Goshen(4)	1	Warehouse / Distribution	366,000
	Lafayette(9)	1	Warehouse / Distribution	71,400
	Lafayette(9)	1	Warehouse / Distribution	120,000
	Lafayette(9)	1	Warehouse / Distribution	275,000
	Marion(9)	1	Warehouse / Distribution	249,600
	Portage(2)	1	Warehouse / Distribution	212,000
	South Bend(3)	1	Warehouse / Distribution	225,000
Iowa
	Sergeant Bluff(3)	1	Flex / Office	148,131
Kansas
	Kansas City(9)	1	Light Manufacturing	56,580
	Parsons(9)	1	Light Manufacturing	120,000
	Wichita(9)	1	Warehouse / Distribution	80,850
	Wichita(9)	1	Warehouse / Distribution	120,000
	Wichita(9)	1	Warehouse / Distribution	44,760
	Wichita(9)	1	Warehouse / Distribution	47,700
Kentucky
	Danville(3)	1	Warehouse / Distribution	757,047
	Georgetown(4)	1	Warehouse / Distribution	97,500
	Louisville(4)	1	Warehouse / Distribution	191,820
	Louisville(4)	1	Warehouse / Distribution	306,000
	Bardstown(3)	1	Warehouse / Distribution	102,318
Maine
	Belfast(3)	5	Flex / Office	318,979
	Lewiston(3)	1	Flex / Office	60,000
	Portland(10)	1	Warehouse / Distribution	100,600
Maryland
	Sparks	2	Flex / Office	34,800

State	City	Number of Properties	Asset Type(12)	Total Rentable Square Feet
Massachusetts
	Chicopee(3)	1	Warehouse / Distribution	217,000
	Malden(3)	2	Light Manufacturing	109,943
	Norton(6)	1	Warehouse / Distribution	200,000
Michigan
	Auburn Hills	1	Warehouse / Distribution	87,932
	Chesterfield(3)	1	Warehouse / Distribution	68,300
	Chesterfield(3)	1	Warehouse / Distribution	49,612
	Chesterfield(3)	1	Warehouse / Distribution	49,849
	Chesterfield(3)	1	Warehouse / Distribution	311,042
	Holland(3)	1	Warehouse / Distribution	307,576
	Holland(9)	1	Warehouse / Distribution	195,000
	Holland(3)	1	Light Manufacturing	198,822
	Lansing(4)	1	Warehouse / Distribution	231,000
	Lansing(3)	1	Warehouse / Distribution	129,325
	Lansing(9)	1	Warehouse / Distribution	250,100
	Novi(9)	1	Warehouse / Distribution	120,800
	Sterling Heights(9)	1	Warehouse / Distribution	108,000
	Walker(4)	1	Warehouse / Distribution	210,000
Minnesota
	Alexandria(3)	1	Light Manufacturing	172,170
	Rogers(4)	1	Warehouse / Distribution	386,724
Mississippi
	Jackson(3)	1	Flex / Office	11,600
	Jackson(3)	1	Flex / Office	39,909
Missouri
	St. Louis(5)	1	Warehouse / Distribution	305,550
	Kansas City(3)	1	Warehouse / Distribution	226,576
	O'Fallon(4)	1	Warehouse / Distribution	77,000
	Hazelwood	1	Warehouse / Distribution	249,441
New Jersey
	Lopatcong(3)	1	Warehouse / Distribution	87,500
	Piscataway(3)	1	Warehouse / Distribution	228,000
New York
	Buffalo(3)	1	Warehouse / Distribution	117,000
	Cheektowaga(3)	1	Warehouse / Distribution	121,760
	Farmington(1)(3)	1	Warehouse / Distribution	149,657
	Gloversville(9)	1	Warehouse / Distribution	50,000
	Gloversville(9)	1	Warehouse / Distribution	101,589
	Gloversville(9)	1	Flex / Office	26,529
	Gloversville(9)	1	Warehouse / Distribution	59,965
	Johnstown(9)	1	Warehouse / Distribution	52,500
	Johnstown(9)	1	Warehouse / Distribution	60,000
	Johnstown(9)	1	Light Manufacturing	42,325
	Johnstown(9)	1	Warehouse / Distribution	57,102

State	City	Number of Properties	Asset Type(12)	Total Rentable Square Feet
North Carolina
	Charlotte(4)	1	Warehouse / Distribution	491,025
	Charlotte(4)	1	Warehouse / Distribution	465,323
	Creedmoor(3)	1	Warehouse / Distribution	243,048
	Huntersville(3)	1	Warehouse / Distribution	185,570
	Jefferson(3)	2	Light Manufacturing	103,577
	Lexington(3)	1	Warehouse / Distribution	201,800
	Mebane(3)	1	Warehouse / Distribution	223,340
	Mebane(3)	1	Light Manufacturing	202,691
	Mooresville(4)	1	Warehouse / Distribution	300,000
	Newton(3)	1	Warehouse / Distribution	187,200
	Pineville(3)	1	Light Manufacturing	75,400
	Rural Hall(3)	1	Warehouse / Distribution	250,000
	Smithfield(3)	1	Warehouse / Distribution	191,450
Ohio
	Bellevue(3)	1	Warehouse / Distribution	181,838
	Boardman(3)	1	Warehouse / Distribution	175,900
	Boardman(3)	1	Light Manufacturing	95,000
	Canton	1	Warehouse / Distribution	448,000
	Cincinnati(8)	1	Flex / Office	114,532
	Dayton	1	Flex / Office	113,000
	Gahanna(7)	1	Warehouse / Distribution	383,000
	Salem(3)	1	Light Manufacturing	251,000
	North Jackson(4)	1	Warehouse / Distribution	307,315
	Seville(3)	2	Warehouse / Distribution	345,000
	Streetsboro(4)	1	Warehouse / Distribution	343,416
	Toledo(3)	1	Warehouse / Distribution	177,500
	Twinsburg(3)	1	Warehouse / Distribution	120,774
Oregon
	Gresham(4)	1	Warehouse / Distribution	420,690
	Salem(4)	1	Light Manufacturing	108,000
	Salem(4)	1	Light Manufacturing	47,900
Pennsylvania
	O'Hara Township(9)	1	Warehouse / Distribution	887,084
	Warrendale(3)	1	Warehouse / Distribution	148,065
	Pittsburgh(3)	1	Flex / Office	53,183
	Muhlenberg Township(3)	1	Warehouse / Distribution	394,289
South Carolina
	Duncan(3)	1	Warehouse / Distribution	474,000
	Duncan(3)	1	Warehouse / Distribution	313,380
	Edgefield(3)	1	Light Manufacturing	126,190
	Greenwood(9)	1	Light Manufacturing	104,955
	Greenwood(9)	1	Light Manufacturing	70,100
	Simpsonville(3)	1	Warehouse / Distribution	204,952
	Simpsonville(3)	1	Warehouse / Distribution	207,042
	Spartanburg(3)	4	Warehouse / Distribution	409,600
	Ware Shoals(9)	1	Light Manufacturing	20,514

State	City	Number of Properties	Asset Type(12)	Total Rentable Square Feet
South Dakota
	Rapid City(3)	1	Flex / Office	137,000
Tennessee
	Cleveland(4)	1	Warehouse / Distribution	151,704
	Jackson	1	Warehouse / Distribution	250,000
	Madison(4)	1	Warehouse / Distribution	418,406
	Portland(3)(1)	1	Warehouse / Distribution	414,043
	Vonore(4)	1	Warehouse / Distribution	342,700
Texas
	Arlington(3)	1	Warehouse / Distribution	94,132
	Arlington(3)	1	Warehouse / Distribution	196,000
	El Paso(2)	1	Warehouse / Distribution	269,245
	Fort Worth(4)	1	Warehouse / Distribution	101,500
	Round Rock	1	Light Manufacturing	79,180
	Waco(2)	1	Warehouse / Distribution	66,400
Virginia
	Buena Vista(3)	1	Light Manufacturing	172,759
	Lexington(3)	1	Warehouse / Distribution	15,085
	Fairfield(3)	1	Light Manufacturing	75,221
	Harrisonburg(3)	1	Warehouse / Distribution	357,673
	Independence(9)	1	Warehouse / Distribution	120,000
Wisconsin
	Appleton	1	Light Manufacturing	145,519
	Chippewa Falls	1	Light Manufacturing	77,700
	Chippewa Falls	1	Light Manufacturing	19,700
	De Pere(3)	1	Warehouse / Distribution	200,000
	Mayville(3)	1	Light Manufacturing	339,179
	Milwaukee(3)	2	Warehouse / Distribution	117,564
	Milwaukee(3)	1	Light Manufacturing	270,000
	Sun Prairie(3)	1	Warehouse / Distribution	427,000

		172		29,352,834

(1)
Subject to PILOT program.

(2)
Subject to ground lease.

(3)
This property is part of the borrowing base for our unsecured credit facility and unsecured term loans as of March 4, 2013.

(4)
The acquisition loan facilities with Connecticut General Life Insurance Company ("CIGNA") are collateralized by this property.

(5)
The Union Fidelity Life Insurance Co. loan is collateralized by this property.

(6)
The Webster Bank, N.A. loan with an August 4, 2016 maturity is collateralized by this property.

(7)
The Sun Life Assurance Company of Canada (U.S.) loan is collateralized by this property.

(8)
The parking lot utilized by the tenant adjacent to the property is subject to a ground lease.

(9)
The Wells Fargo Bank, N.A. loan is collateralized by this property.

(10)
The Webster Bank, N.A. loan with a May 29, 2017 maturity is collateralized by this property.

(11)
The Webster Bank, N.A. loan with a May 31, 2017 maturity is collateralized by this property.

(12)
Flex / Office are properties that are generally 50,000 to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.

  Property Diversification

        The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2012.

Property Type	Total Number of Properties	Occupancy(1)	Total Rentable Square Feet	Percentage of Total Rentable Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
Warehouse/Distribution	112	95.9%	24,257,828	82.6%	$82,374,711	$3.54	77.8%
Light Manufacturing	39	91.1%	3,903,296	13.3%	12,619,992	3.55	11.9%
Flex/Office	21	92.4%	1,191,710	4.1%	10,893,179	9.90	10.3%

Total/Weighted Average	172	95.1%	29,352,834	100.0%	$105,887,882	$3.79	100.0%

(1)
Calculated as the average economic occupancy weighted by each property's rentable square footage.

  Geographic Diversification

        The following table sets forth information relating to geographic diversification by state in our portfolio based on total annualized rent as of December 31, 2012.

	Total Number of Properties	Occupancy(1)	Total Rentable Square Feet	Percentage of Total Rentable Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
North Carolina	14	100.0%	3,120,424	10.6%	$12,177,219	$3.90	11.5%
Ohio	14	93.2%	3,056,275	10.4%	10,194,703	$3.58	9.6%
Indiana	18	97.5%	2,710,724	9.2%	8,532,726	$3.23	8.0%
Michigan	14	95.2%	2,317,358	7.9%	8,158,457	$3.70	7.7%
South Carolina	12	100.0%	1,930,733	6.6%	5,502,743	$2.85	5.2%
Pennsylvania	4	100.0%	1,482,621	5.1%	5,495,028	$3.71	5.2%
Wisconsin	9	95.0%	1,596,662	5.4%	4,645,744	$3.06	4.4%
Tennessee	5	84.1%	1,576,853	5.4%	4,405,011	$3.32	4.2%
Illinois	3	100.0%	937,864	3.2%	4,196,996	$4.48	4.0%
Kentucky	5	96.4%	1,454,685	5.0%	3,940,097	$2.81	3.7%
All Others	74	91.1%	9,168,635	31.2%	38,639,158	$6.23	36.5%

	172	95.1%	29,352,834	100.0%	$105,887,882	$3.79	100.0%

(1)
Calculated as the average economic occupancy weighted by each property's rentable square footage.

  Industry Diversification

        The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2012.

Industry	Total Number of Leases(1)	Total Leased Square Feet	Percentage of Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
Industrial Equipment, Component & Metals	25	2,771,282	9.9%	$11,358,097	10.7%
Automotive	18	2,954,023	10.6%	11,312,622	10.7%
Food & Beverages	12	3,088,777	11.1%	10,977,068	10.4%
Containers & Packaging	13	2,405,847	8.6%	8,996,233	8.5%
Air Freight & Logistics	14	2,523,262	9.1%	8,590,746	8.1%
Business Services	9	1,127,760	4.0%	6,962,772	6.6%
Building Materials	11	1,714,381	6.1%	6,169,195	5.8%
Retail	7	1,681,342	6.0%	5,266,385	5.0%
Aerospace & Defense	12	1,131,999	4.1%	5,009,076	4.7%
Office Supplies	7	1,723,742	6.2%	4,918,346	4.7%
Personal Products	5	1,313,966	4.7%	4,781,987	4.5%
Healthcare	8	1,035,824	3.7%	4,259,182	4.0%
Finance	2	387,227	1.4%	3,250,177	3.1%
Technology	7	848,423	3.0%	2,761,373	2.6%
Household Durables	4	760,064	2.7%	2,672,763	2.5%
Media & Entertainment	3	1,016,876	3.7%	2,551,017	2.4%
Non-Profit/Government	6	196,413	0.7%	1,824,644	1.7%
Education	4	109,771	0.4%	963,657	0.9%
Recreational Goods	2	121,776	0.4%	255,146	0.2%
Other	8	996,048	3.6%	3,007,396	2.9%

Total/Weighted Average	177	27,908,803	100.0%	$105,887,882	100.0%

(1)
A single lease may cover space in more than one building.

Tenants

        Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2012, our properties were 95.1% leased to 156 tenants in a variety of industries, with no single tenant accounting for more than 2.7% and no single industry accounting for more than 10.7% of our total annualized rent. Our 10 largest tenants account for 19.0% of our annualized rent. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry. As of December 31, 2012, 53% of our tenants (or parents thereof) were publicly rated and 31% were investment grade rated.

        The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2012.

Tenants	Number of Properties	Total Leased Square Feet	Percentage of Total Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
International Paper Company	2	573,323	2.1%	$2,888,631	2.7%
Bank of America, N.A.	5	318,979	1.1%	2,345,891	2.2%
Spencer Gifts, LLC	1	491,025	1.8%	2,060,586	1.9%
Armacell, LLC	3	518,838	1.9%	1,989,527	1.9%
Stream International Inc.	1	148,131	0.5%	1,888,670	1.8%
Archway Marketing Serv., Inc.	1	386,724	1.4%	1,857,989	1.8%
American Beverage Corp	1	613,200	2.2%	1,839,600	1.7%
Cequent Performance Products.	2	591,000	2.1%	1,796,839	1.7%
Caterpillar Logistics, Inc	2	415,620	1.5%	1,775,982	1.7%
Captive Plastics, Inc	2	315,500	1.1%	1,718,182	1.6%

Total	20	4,372,340	15.7%	$20,161,897	19.0%

  Lease Expirations

        As of December 31, 2012, our weighted average in-place remaining lease term was approximately 5.1 years. For the year ended December 31, 2012, we have achieved an 84% tenant retention rate for those tenants whose leases were scheduled to expire in 2012. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2012, plus available space, for each of the 9 calendar years beginning with 2012 and thereafter in our portfolio (dollars in thousands, except per square foot data). The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year Lease of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Expiring Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent	Total Annualized Rent per Leased Square Foot
Available	0	1,444,031
MTM(1)	3	2,105	0.0%	$13,640	0.0%	$6.48
2012(2)	2	160,078	0.5%	759,487	0.7%	$4.74
2013	15	1,576,990	5.4%	5,698,980	5.4%	$3.61
2014	26	4,018,903	13.7%	15,435,811	14.6%	$3.84
2015	27	3,393,468	11.6%	10,795,932	10.2%	$3.18
2016	22	3,756,119	12.8%	14,904,857	14.1%	$3.97
2017	27	4,767,570	16.2%	17,436,096	16.5%	$3.66
2018	13	2,552,444	8.7%	10,343,713	9.7%	$4.05
2019	6	1,344,645	4.6%	5,898,260	5.6%	$4.39
2020	6	700,842	2.4%	3,085,055	2.9%	$4.40
Thereafter	30	5,635,639	19.2%	21,516,051	20.3%	$3.82

Total/Weighted Average	177	29,352,834	95.1%	$105,887,882	100.0%	$3.79

(1)
Month-to-month leases.

(2)
Two leases containing 160,078 square feet expired on December 31, 2012. These leases are considered occupied on December 31, 2012; therefore, the expirations will not factor into period ending occupancy until 2013.

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

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Stockholders' Meeting.

Market Information

        Our common stock has been listed on the NYSE since April 15, 2011 and is traded under the symbol "STAG." The closing share price for our common stock on March 4, 2013, as reported by the NYSE, was $21.81. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

	High	Low	Dividends per common share
Quarter ended December 31, 2012	$19.07	$16.01	$0.27
Quarter ended September 30, 2012	$16.50	$14.04	$0.27
Quarter ended June 30, 2012	$15.07	$12.34	$0.27
Quarter ended March 31, 2012	$14.17	$11.44	$0.26
Quarter ended December 31, 2011	$11.95	$9.80	$0.26
Quarter ended September 30, 2011	$12.81	$9.55	$0.26
Period April 15, 2011 to June 30, 2011(1)	$12.98	$10.52	$0.2057	(2)

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

Holders of Our Common Stock

        As of March 4, 2013, we had approximately 32 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

Dividends

        To maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable net income (not including net capital gains). We have adopted a policy of paying regular quarterly dividends on our common stock, and we have adopted a policy of paying regular quarterly distributions on the common units of our operating partnership. Cash distributions have been paid on our common stock and common units since our initial public offering. Dividends are declared at the discretion of our board of directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors our board of directors may consider relevant.

Common Units and Recent Sales of Unregistered Securities

        During the year ended December 31, 2012, we issued an aggregate of 1,861,831 shares of common stock in connection with the redemption of 1,861,831 common units of limited partnership held by certain limited partners of our operating partnership. The shares of common stock issued upon redemption of common units of limited partnership interest were registered with the SEC on our Registration Statement on Form S-3 (No. 333-181291), which was declared effective on May 18, 2012.

        On June 15, 2012, in connection with our acquisition of six industrial properties representing approximately 750,000 square feet, our operating partnership issued 15,789 common units to Columbus Nova Real Estate Acquisition Group, Inc. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The company relied on the exemption based on representations given by the holders of the common units.

Performance Graph

        The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor's 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly traded industrial REITs. Stockholders' returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. The graph covers the period from April 15, 2011 to December 31, 2012 and assumed that $100 was invested in STAG Industrial, Inc. common stock and in each index on April 15, 2011 and that all dividends were reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on April 15, 2011 with dividends reinvested

        The actual returns shown on the graph above are as follows:

Index	4/15/2011	6/30/2011	9/30/2011	12/31/2011	3/30/2012	6/29/2012	9/28/2012	12/31/2012
STAG Industrial, Inc.	$100.00	$103.80	$88.60	$101.89	$126.38	$134.48	$152.64	$171.27
S&P 500	$100.00	$100.49	$86.55	$96.78	$108.98	$105.97	$112.70	$112.25
MSCI US REIT Index	$100.00	$103.20	$87.38	$99.67	$109.42	$112.52	$111.56	$113.18
FTSE NAREIT Equity Industrial Index	$100.00	$99.53	$70.83	$83.12	$101.92	$97.27	$101.72	$105.47

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Item 6.    Selected Financial Data

        The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The company's selected historical Consolidated Balance Sheet information as of December 31, 2012 and December 31, 2011, and STAG Predecessor Group's (as hereafter defined) historical Combined Statements of Operations data for the periods from January 1, 2011 to April 19, 2011 and the year ended December 31, 2010, and STAG Industrial, Inc.'s historical Consolidated Statement of Operations data for the year ended December 31, 2012 and the period from April 20, 2011 to December 31, 2011, have been derived from the audited financial statements of STAG Industrial, Inc. and STAG Predecessor Group. The selected historical Combined Balance Sheet information as of December 31, 2010, 2009 and 2008, and the historical Combined Statements of Operations data for the years ended December 31, 2010, 2009, and 2008, have been derived from the audited Combined Financial Statements of the STAG Predecessor Group. The results of operations for all periods presented have been adjusted to reflect discontinued operations:

			STAG Predecessor Group
	STAG Industrial, Inc.			Year ended December 31,
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011	2010	2009	2008
Statement of Operations Data:
Revenue
Total revenue	$85,487	$42,112	$7,707	$25,919	$27,356	$28,536

Expenses
Property	12,888	7,204	2,067	6,122	7,213	5,494
General and administrative	14,549	8,365	484	874	981	1,015
Property acquisition costs	4,218	1,088	—	—	—	—
Depreciation and amortization	43,275	21,958	2,345	8,931	9,640	11,491
Loss on impairment	622	—	—	—	—	3,728
Other expenses	339	294	—	—	—	—

Total expenses	75,891	38,909	4,896	15,927	17,834	21,728

Other income (expense)
Interest income	19	28	1	16	66	140
Interest expense	(16,110)	(11,841)	(3,825)	(12,817)	(12,913)	(13,694)
Gain (loss) on interest rate swaps	215	2,179	762	(282)	(1,720)	(1,275)
Formation transaction costs	—	(3,674)	—	—	—	—
Offering costs	(68)	(78)	—	—	—	—
Loss on extinguishment of debt	(929)	—	—	—	—

Total other income (expense)	(16,873)	(13,386)	(3,062)	(13,083)	(14,567)	(14,829)

Net loss from continuing operations	$(7,277)	$(10,183)	$(251)	$(3,091)	$(5,045)	$(8,021)

Income (loss) attributable to discontinued operations	(2,922)	956	22	145	(515)	337

Net loss	$(10,199)	$(9,227)	$(229)	$(2,946)	$(5,560)	$(7,684)

Less: preferred stock dividends	6,210	1,018
Less: amount allocated to unvested restricted stockholders	122	—
Less: loss attributable to noncontrolling interest	(3,720)	(3,396)

Net loss attributable to the common stockholders	$(12,811)	$(6,849)

Loss from continuing operations attributable to the common stockholders	$(0.42)	$(0.48)
Income (loss) attributable to discontinued operations per share	(0.09)	0.04

Net loss per share attributable to the common stockholders	$(0.51)	$(0.44)

Balance Sheet Data (End of Period):
Rental property, before accumulated depreciation	$816,227	$502,258	$—	$210,186	$210,009	$208,948
Rental property, after accumulated depreciation	770,052	472,254	—	190,925	195,383	200,268
Total assets	1,005,124	624,514	—	211,004	220,116	229,731
Debt	479,215	296,779	—	207,550	212,132	216,178
Total liabilities	515,664	314,605	—	219,340	221,637	223,171
Equity (deficit)	489,460	309,909	—	(8,336)	(1,521)	6,560
Other Data (unaudited):
Dividend declared per common share	$1.07	$0.7257	$—	$—	$—	$—
Cash flow provided by operating activities	$48,011	$14,666	$2,359	$9,334	$8,365	$8,431
Cash flow used in investing activities	(417,203)	(114,458)	(581)	(2,088)	(2,040)	(411)
Cash flow (used in) provided by financing activities	371,700	116,013	(3,070)	(8,451)	(6,921)	(8,524)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The consolidated financial statements for the period April 20, 2011 to December 31, 2011 and the year ended December 31, 2012 include the financial information of our company, our operating partnership and our subsidiaries. Where the "company" is referenced in comparisons of financial results between the year ended December 31, 2012 and 2011 and any quarter or period ended in 2010, the financial information for such quarter or period ended in 2010 or prior to April 19, 2011 relates solely to the STAG Predecessor Group, notwithstanding "company" being the reference.

Overview

        We are a fully-integrated, full-service real estate company focused on the acquisition, ownership and management of single- tenant industrial properties throughout the United States.

        As of December 31, 2012, we owned 172 properties in 31 states with approximately 29.4 million rentable square feet, consisting of 112 warehouse/distribution properties, 39 light manufacturing properties and 21 flex/office properties, and our properties were 95.1% leased to 156 tenants, with no single tenant accounting for more than 2.7% of our total annualized rent and no single industry accounting for more than 10.7% of our total annualized rent.

        We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009. On April 20, 2011, we closed on formation transactions and became a public company. At December 31, 2012, we owned a 85.29% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

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

  Revenue

        We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of December 31, 2012, our properties were approximately 95.1% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

        Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

        On October 9, 2012, we acquired 31 industrial properties representing 4.3 million square feet for a purchase price of $127.6 million from Fund II, a related party of our company through common mannagement. On October 31, 2012, we acquired one additional industrial property from Fund II for a purchase price of $5.0 million. We expect the addition of the 32 properties will impact our overall performance in future periods. Additionally, during the year ended December 31, 2012 we recognized asset management fee income of $1.1 million related to the management services our subsidiary, STAG Industrial Management, LLC, performed for Fund II. The asset management fee will decrease in future periods as a result of the sale of the Fund II assets to our company.

  Scheduled Lease Expirations

        Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of December 31, 2012, we had approximately 1.4 million rentable square feet of currently available space in our properties. For the year ended December 31, 2012, we have achieved an 84% tenant retention rate for those tenants whose leases were scheduled to expire in 2012.

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

  Adoption of New Accounting Pronouncements

        The adoption of new accounting pronouncements did not have a material impact on our operating results or financial position during the year ended Decemember 31, 2012.

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

        For properties considered held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. We classify properties as held for sale when all criteria within the FASB's Accounting Standard Codification ("ASC") 360, Property, Plant and Equipment are met.

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

        We evaluate acquisitions to determine if the acquisition represents an asset acquisition or business combination, and we account for all business combinations in accordance with ASC 805, Business Combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

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

        Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

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

Goodwill

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill represents amounts allocated to the assembled workforce from the acquired management company. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test.

Use of Derivative Financial Instruments

        We follow ASC 815, Derivatives and Hedging for disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or we elect not to apply hedge accounting

        In accordance with the FASB's fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in an interest rate swap by entering into transactions with high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, unsecured credit facility, unsecured term loans and mortgage notes payable. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments.

        We adopted the fair value measurement provisions for its financial instruments recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

        We earn revenue from asset management fees, which are included in our Consolidated Statements of Operations in other income. We recognize revenue from asset management fees when the related fees are earned and are realized or realizable.

        By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties' insurance, real estate taxes and certain other expenses and these costs are not reflected in our Consolidated and Combined Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation. We do not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments, and certain other expenses.

Gain on Sales of Real Estate

        Gain on sales of real estate is recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales. The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Income Taxes

        Prior to the IPO, our predecessor was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

        We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2011 and intend to continue to qualify as a REIT. As a REIT, we are required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. We are generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that we derive from its REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail itself of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

        We will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that we elect to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our tenants and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

        We currently have no liabilities for uncertain tax positions.

Historical Results of Operations of STAG Industrial, Inc. and STAG Predecessor Group (dollars in thousands)

        Within the following Historical Results of Operations, the years ended December 31, 2012 and 2011 consists of STAG Predecessor Group's operations for the period January 1, 2011 to April 19, 2011 and our operations for the period April 20, 2011 to December 31, 2011 and the year ended December 31, 2012.

  Comparison of year ended December 31, 2012 to the year ended December 31, 2011

        The following table summarizes our results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2012	2011	Change	% Change
Revenue
Rental income	$75,390	$43,219	$32,171	74.4%
Tenant recoveries	8,785	5,686	3,099	54.5%
Other income	1,312	914	398	43.5%

Total revenue	85,487	49,819	35,668	71.6%

Expenses
Property	5,998	4,778	1,220	25.5%
General and administrative	14,549	8,687	5,862	67.5%
Real estate taxes and insurance	6,890	4,493	2,397	53.3%
Asset management fees	—	162	(162)	(100.0)%
Property acquisition costs	4,218	1,088	3,130	287.7%
Depreciation and amortization	43,275	24,303	18,972	78.1%
Loss on impairment	622	—	622	100.0%
Other expenses	339	294	45	15.3%

Total expenses	75,891	43,805	32,086	73.2%

Other income (expense)
Interest income	19	29	(10)	(34.5)%
Interest expense	(16,110)	(15,666)	(444)	2.8%
Gain (loss) on interest rate swaps	215	2,941	(2,726)	(92.7)%
Formation transactions costs	—	(3,674)	3,674	(100.0)%
Offering costs	(68)	(78)	10	(12.8)%
Loss on extinguishment of debt	(929)	—	(929)	100.0%

Total other income (expense)	(16,873)	(16,448)	(425)	2.6%

Discontinued operations
Income attributable to discontinued operations	797	649	148	22.8%
Loss on impairment attributable to discontinued operations	(3,941)	—	(3,941)	100.0%
Gain on sales of real estate	222	329	(107)	(32.5)%

Total income (loss) attributable to discontinued operations	(2,922)	978	(3,900)	(398.8)%

Net loss	$(10,199)	$(9,456)	$(743)	7.9%

Less: loss attributable to noncontrolling interest	(3,720)	(3,396)	(324)	9.5%

Net loss attributable to STAG Industrial, Inc.	$(6,479)	$(6,060)	$(419)	6.9%

  Revenue

        Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

        Total revenue increased by $35.7 million, or 71.6%, to $85.5 million for the year ended December 31, 2012 compared to $49.8 million for the year ended December 31, 2011. The increase was primarily attributable to additional revenue from the properties contributed to us as part of the formation transactions and the acquisitions of 85 properties since the formation transactions. Of the $35.7 million increase in revenue, $32.2 million relates to base rental income, $3.1 million relates to tenant recoveries, and $0.4 million relates to an increase in other income, including asset management fee income.

  Expenses

        Total expenses increased by $32.1 million, or 73.2%, to $75.9 million for the year ended December 31, 2012 compared to $43.8 million for the year ended December 31, 2011. The increase was primarily attributable to additional expense from the properties contributed to us as part of the formation transactions and the acquisitions of 85 properties since the formation transactions. General and administrative expenses increased $5.9 million due to the inclusion of salary and other compensation costs following the formation transactions and other administrative costs of being a public company. Additionally, depreciation and amortization increased $19.0 million as a result of the properties acquired in the formation transactions and 85 properties acquired since the formation transactions which increased the depreciable asset base.

  Other Income (Expense)

        Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, formation transaction costs, offering costs, and loss on extinguishment of debt. Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

        Total other expense increased $0.4 million, or 2.6%, to $16.9 million for the year ended December 31, 2012 compared to $16.4 million for the year ended December 31, 2011. The increase in other expense was primarily a result of the gain on interest rate swaps decreased by $2.7 million from $2.9 million for the year ended December 31, 2011 to $0.2 million for year ended December 31, 2012 due to the expiration of the related interest rate swap on January 31, 2012. Additionally, the loss on extinguishment of debt of $0.9 million recognized during the year ended December 31, 2012 related to write-off of deferred financing fees in connection with the pay-off of the Wells Fargo Master Loan and the termination of the secured credit facility (as defined below) contributed to the increase in total other expenses. The increase was partially offset by the decrease in formation transaction costs of $3.7 million, which was a one-time expense associated with the initial public offering of the company in 2011.

  Total income (loss) attributable to discontinued operations

        Total income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of non-strategic properties located in Amesbury, MA, Youngstown, OH and Great Bend, KS. The total income attributable to discontinued operations decreased by $3.9 million primarily due to the loss on impairment of $3.9 million that was recognized prior to the sale of Great Bend, KS, which closed on November 30, 2012. The property and intangibles were tested for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows. Accordingly as of September 30, 2012, the property and intangibles were written down to their estimated fair value based on pricing obtained from third party market participants.

  Net loss

        Net loss increased by $0.7 million, or 7.9%, to $10.2 million for the year ended December 31, 2012 compared to $9.5 million for the year ended December 31, 2011. The increase is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 85 properties since the formation transactions resulting in greater depreciation and amortization. The increase is also attributable to the aforementioned factors above.

  Comparison of year ended December 31, 2011 to year ended December 31, 2010

        Within the following Historical Results of Operations, the year ended December 31, 2011 consists of STAG Predecessor Group's operations for the period January 1, 2011 to April 19, 2011 and our operations for the period April 20, 2011 to December 31, 2011. The year ended December 31, 2010 consists of STAG Predecessor Group's operations (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2011	2010	Change	% Change
Revenue
Rental income	$43,219	$22,234	$20,985	94.4%
Tenant recoveries	5,686	3,685	2,001	54.3%
Other income	914	—	914	100.0%

Total revenue	49,819	25,919	23,900	92.2%

Expenses
Property	4,778	3,407	1,371	40.2%
General and administrative	8,687	330	8,357	2532.4%
Real estate taxes and insurance	4,493	2,715	1,778	65.5%
Asset management fees	162	544	(382)	(70.2)%
Property acquisition costs	1,088	—	1,088	100.0%
Depreciation and amortization	24,303	8,931	15,372	172.1%
Other expenses	294	—	294	100.0%

Total expenses	43,805	15,927	27,878	175.0%

Other income (expense)
Interest income	29	16	13	81.3%
Interest expense	(15,666)	(12,817)	(2,849)	22.2%
Gain (loss) on interest rate swaps	2,941	(282)	3,223	(1142.9)%
Formation transactions costs	(3,674)	—	(3,674)	100.0%
Offering costs	(78)	—	(78)	100.0%

Total other income (expense)	(16,448)	(13,083)	(3,365)	25.7%

Discontinued operations
Income attributable to discontinued operations	649	145	504	347.6%
Gain on sale of real estate	329	—	329	100.0%

Total income attributable to discontinued operations	978	145	833	574.5%

Net loss	$(9,456)	$(2,946)	$(6,510)	$221.0%

Less: loss attributable to noncontrolling interest	(3,396)	—	(3,396)	100.0%

Net loss attributable to STAG Industrial, Inc.	$(6,060)	$(2,946)	$(3,114)	105.7%

  Revenue

        Total revenue increased by $23.9 million, or 92.2%, to $49.8 million for the year ended December 31, 2011 compared to $25.9 million for the year ended December 31, 2010. The increase was primarily attributable to additional revenue from properties contributed to our company as part of the formation transactions as well as the acquisitions of 15 properties during the period April 20, 2011 to December 31, 2011. Rental income increased by $21.0 million, or 94.4%, to $43.2 million for the year ended December 31, 2011 compared to $22.2 million for the year ended December 31, 2010.

  Expenses

        Total expenses increased by $27.9 million, or 175%, to $43.8 million for the year ended December 31, 2011 compared to $15.9 million for the year ended December 31, 2010. For year ended December 31, 2010, we reported the results only of STAG Predecessor Group. The increase was primarily attributable to additional expense from properties contributed to our company as part of the formation transactions as well as the acquisitions of 15 properties during the period April 20, 2011 to December 31, 2011. General and administrative expenses increased due to the inclusion of salary and other compensation costs as well as office expenses following the formation transactions. Additionally, depreciation and amortization increased as a result of the properties acquired in the formation transactions and 15 properties acquired since the formation transactions resulted in an increased asset base.

  Other Income (Expense)

        Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, formation transaction costs, and offering costs. Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

        Total other expense increased $3.4 million, or 25.7%, to $16.4 million for the year ended December 31, 2011 compared to $13.1 million for the year ended December 31, 2010. The increase was primarily attributable to $3.7 million of formation transaction costs incurred in connection with the formation transactions and increased interest expense of $2.8 million related to the additions of encumbered properties related to the formation transactions and the acquisition of 15 properties during the period April 20, 2011 to December 31, 2011. The increase was partially offset by an increase in gain on interest rate swaps of $3.2 million.

  Total income attributable to discontinued operations

        Total income attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of non-strategic properties located in Amesbury, MA and Youngstown, OH and Great Bend, KS. The total net income attributable to discontinued operations increased $0.8 million or 574.5% to $1.0 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010. The increase was primarily the result of the operations related to properties sold in 2011 and 2012 as well as the gain on sale of $0.3 million being recognized during the year ended December 31, 2011.

  Net loss

        Net loss increased by $6.5 million, or 221.0%, to $9.5 million for the year ended December 31, 2011 compared to $2.9 million for the year ended December 31, 2010. The increase is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 15 properties since the formation transactions resulting in greater depreciation and amortization. The increase is also attributable to the aforementioned factors above.

Cash Flows

  Comparison of the year ended December 31, 2012 to the year ended December, 2011

        The following table summarizes our cash flows for the year ended December 31, 2012 and 2011 (inclusive of STAG Predecessor Group from the period January 1, 2011 to April, 19, 2011 and STAG Industrial, Inc. from the period April 20, 2011 to December 31, 2011) (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Years Ended December 31,
	2012	2011	Change	% Change
Cash provided by operating activities	$48,011	$17,025	$30,986	182.0%
Cash used in investing activities	(417,203)	(115,039)	(302,164)	262.7%
Cash provided by financing activities	371,700	112,943	258,757	229.1%

        Net cash provided by operating activities.    Net cash provided by operating activities increased $31.0 million to $48.0 million for the year ended December 31, 2012 compared to $17.0 million for the year ended December 31, 2011. The increase in cash provided by operating activities was primarily attributable to the net changes in current assets and liabilities due in large part to the formation transactions and the acquisition of 70 properties during the year ended December 31, 2012.

        Net cash used in investing activities.    Net cash used in investing activities increased by $302.2 million to $417.2 million for the year ended December 31, 2012 compared to $115.0 million for the year ended December 31, 2011. The change is primarily attributable to additions of 70 properties during the year ended December 31, 2012.

        Net cash provided by financing activities.    Net cash provided by financing activities increased $258.8 million to $371.7 million for the year ended December 31, 2012 compared to $112.9 million for the year ended December 31, 2011. The change is primarily attributable to the net proceeds from our sale of common stock, the unsecured credit facility and unsecured term loan (as defined below), and the CMBS Loan (as defined below).

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

        Net cash provided by (used in) financing activities.    Net cash provided by (used in) financing activities increased $121.4 million to $112.9 million for the year ended December 31, 2011 compared to $(8.5) million for the year ended December 31, 2010. The change is primarily attributable to the net proceeds from our initial public offering, the Series A Preferred Stock offering, mortgage notes and the secured credit facility offset by the repayment of mortgage notes payable with offering proceeds.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off-balance sheet arrangements other than those disclosed in the table under "—Liquidity and Capital Resources—Contractual Obligations" below.

Liquidity and Capital Resources

        Our short-term liquidity requirements consist primarily of funds to pay for operating expenses as analyzed in our cash flows from operating activities in the consolidated and combined statements of cash flows and other expenditures directly associated with our properties, including:

  •
  interest expense and scheduled principal payments on outstanding indebtedness,

  •
  general and administrative expenses, and

  •
  capital expenditures for tenant improvements and leasing commissions.

        In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends that have been declared by our board of directors on our common stock during the year ended December 31, 2012:

Amount Declared During Quarter Ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012

Total 2012		$1.07

        On April 20, 2011, we closed on our IPO of common stock and completed our formation transactions (the "formation transactions"), which included the issuance of 13,750,000 shares of our common stock for $13.00 per share, for net proceeds of approximately $166.3 million, reflecting gross proceeds of $178.8 million net of underwriting discounts of approximately $12.5 million. In connection with the exercise of the underwriters' overallotment option, on May 13, 2011, we issued an additional 2,062,500 shares of common stock at $13.00 per share, for net proceeds of approximately $24.9 million, reflecting gross proceeds of $26.8 million net of underwriters' discount and offering costs of approximately $1.9 million.

        On November 2, 2011, we completed an underwritten public offering of 2,760,000 shares of the Series A Preferred Stock (including 360,000 shares issued pursuant to the full exercise of the underwriters' overallotment option) at a price to the public of $25.00 per share for gross proceeds of

$69.0 million. After deducting underwriting discounts and offering expenses of $2.7 million, net proceeds amounted to approximately $66.3 million. We pay cumulative dividends on the Series A Preferred Stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. We used the net proceeds to repay our indebtedness under the secured credit facility, to fund acquisitions, and for general corporate purposes. The table below sets forth the dividends that have been declared by our board of directors on our Series A Preferred Stock during the year ended December 31, 2012:

Amount Declared During Quarter Ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012

Total 2012		$2.25

        On May 29, 2012, we completed an underwritten public offering of 8,337,500 shares of common stock (including 1,087,500 shares issued pursuant to the full exercise of the underwriters' overallotment option) at a public offering price of $12.88 per share. We received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of $4.6 million. We also incurred direct offering costs of $0.5 million and indirect costs of $0.1 million in connection with the offering.

        On August 15, 2012, we completed an underwritten public offering of 9,200,000 of shares of common stock (including 1,200,000 shares issued pursuant to the full exercise of the underwriters' overallotment option) at a public offering price of $14.15 per share. We received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of underwriting discounts of $5.5 million. We also incurred direct offering costs of $0.2 million in connection with the offering.

        On December 14, 2012, we established an "at the market" ("ATM") stock offering program through which we may sell from time to time up to an aggregate of $75.0 million of our common stock through sales agents. Between December 14, 2012 and December 31, 2012, under the program we issued an aggregate of 298,000 shares of common stock. As of December 31, 2012, we have received net proceeds of approximately $5.3 million, reflecting gross proceeds of approximately $5.4 million, net of sales agents' fees of approximately $0.1 million. We also incurred direct offering costs of $0.2 million in connection with the this program.

        Subsequent to year end, on January 22, 2013, we completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters' overallotment option) at a price of $18.30 per share. We received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million.

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

        Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, and issuance of equity securities, or, in connection with acquisitions of additional properties, the issuance of common units in our operating partnership, property dispositions, and joint venture transactions.

  Indebtedness Outstanding

        The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2012 (dollars in thousands):

Loan	Principal		Fixed/Floating	Rate		Maturity
Sun Life Assurance Company of Canada (U.S.)	$4,079	(1)	Fixed	6.05%		Jun-1-2016
Webster Bank N.A	5,984	(2)	Fixed	4.22%		Aug-4-2016
Unsecured Credit Facility	99,300	(3)	Variable	LIBOR + 1.65%		Sept-10-2016
Union Fidelity Life Insurance Co.	6,898	(4)	Fixed	5.81%		Apr-30-2017
Webster Bank N.A	3,203	(5)	Fixed	3.66%		May-29-2017
Webster Bank N.A	3,450	(6)	Fixed	3.64%		May-31-2017
Unsecured Term Loan	150,000	(7)	Variable	LIBOR + 1.65%		Sept-10-2017
CIGNA-1 Facility(8)	59,645		Fixed	6.50%		Feb-1-2018
CIGNA-2 Facility(9)	60,863		Fixed	5.75%		Feb-1-2018
CIGNA-3 Facility(10)	17,097		Fixed	5.88%		Oct-1-2019
Wells Fargo Bank N.A(11)	68,696		Fixed	4.31%		Dec-1-2022

Total/Weighted Average	$479,215			3.69	%(12)

(1)
Principal outstanding includes an unamortized fair market value premium of $0.2 million as of December 31, 2012, which is not included in the calculation of the weighted average interest rate. The loan is collateralized by the Gahanna, Ohio property

(2)
We entered into this loan with Webster Bank, National Association ("Webster Bank") with an outstanding principal amount of $6.2 million on August 4, 2011 in connection with the acquisition of the property located in Norton, MA, which property is collateral for the loan.

(3)
The spread over LIBOR is based on the company's consolidated leverage ratio and will range between 1.65% and 2.25%.

(4)
Principal outstanding includes an unamortized fair market value premium of $0.2 million as of December 31, 2012, which is not included in the calculation of the weighted average interest rate. The loan is collateralized by the St. Louis, Missouri property.

(5)
We entered into this loan Webster Bank with an outstanding principal amount of $3.25 million on May 29, 2012 in connection with the acquisition of the property located in Portland, ME, which property is collateral for the loan.

(6)
We entered into the loan Webster Bank with an outstanding principal amount of $3.5 million on May 31, 2012 in connection with the acquisition of a property located in East Windsor, CT, which property is collateral for the loan.

(7)
The spread over LIBOR is based on the company's consolidated leverage ratio and will range between 1.65% and 2.25%. The company swapped LIBOR for a fixed rate for $100.0 million of the $150.0 capacity on the unsecured term loan. The swaps were effective beginning on October 10, 2012.

(8)
Acquisition loan facility with Connecticut General Life Insurance Company ("CIGNA") that was originally entered into in July 2010 (the "CIGNA-1 facility"), which loan has various property as collateral, (which has no remaining borrowing capacity).

(9)
Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the "CIGNA-2 facility"), which loan has various property as collateral. As of December 31, 2012, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(10)
Acquisition loan facility with CIGNA that was originally entered into in July 2011 (the "CIGNA-3 facility"), which loan has various property as collateral. As of December 31, 2012, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(11)
On November 8, 2012, certain of the company's subsidiaries entered into a $68.8 million non-recourse secured loan facility with Wells Fargo ("CMBS Loan"), which loan has various property as collateral.

(12)
The weighted average interest rate was calculated using the swapped rate for the $100 million unsecured term loan.

        We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and property acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets. Additionally, subsequent to December 31, 2012 on January 22, 2013, we paid down the unsecured credit facility in full with the proceeds from our January 22, 2013 common offering.

        The CIGNA-1, CIGNA-2 and CIGNA-3 facilities contain provisions that cross-default the loans and cross-collateralize the 21 properties that are collateralized by each of the loans. In addition, each of the CIGNA-1, CIGNA-2 and CIGNA-3 facilities requires a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

        The CMBS Loan agreement is a commercial mortgage backed security that provides for a secured loan. The CMBS Loan is collateralized by first mortgages on 28 of our properties located in eight states. Wells Fargo has the right to securitize any portion or all of the CMBS Loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The operating partnership guarantees the obligations under the loan.

        Our debt is subject to certain financial and other covenants. As of December 31, 2012, we were in compliance with the financial covenants in our loan agreements.

  Unsecured Credit Facility and Unsecured Term Loans

        Unsecured Credit Facility and Unsecured Term Loan:    On September 10, 2012, we closed a credit agreement ("credit agreement") for an unsecured corporate revolving credit facility with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The unsecured credit facility provides for a senior unsecured revolving credit facility of up to $200.0 million, with a sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit (the "unsecured credit facility"). Additionally, the unsecured credit facility has an accordion feature that allows us to request an increase in its borrowing capacity to $300.0 million, subject to the satisfaction of certain conditions. The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the credit agreement. Proceeds from the unsecured credit facility have been and will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The unsecured credit facility replaces our prior

$100.0 million secured corporate revolving credit facility (the "secured credit facility"), which was scheduled to mature on April 20, 2014. The credit agreement also provides for a $150.0 million, five-year unsecured term loan with a maturity date of September 10, 2017 (the "unsecured term loan").

        The amount available for us to borrow under the unsecured credit facility is based on (a) the lesser of (i) 60.0% of the Borrowing Base Values (as defined in the credit agreement) of our properties that form the borrowing base of the unsecured credit facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in the credit agreement) then outstanding.

        As of December 31, 2012, $99.3 million was outstanding under the unsecured credit facility and approximately $40.4 million of borrowing capacity was available. As of December 31, 2012, $150.0 million was outstanding under the unsecured term loan.

        Amounts outstanding under the unsecured credit facility and the unsecured term loan bear interest at a floating rate equal to, at our election, the one month LIBOR rate or the Base Rate (each as defined in the credit agreement) plus a spread. The spread depends upon our leverage ratio and ranges from 1.65% to 2.25% for one month—LIBOR rate based borrowings and from 0.65% to 1.25% for Base Rate based borrowings. At December 31, 2012, the spread on the unsecured credit facility and unsecured term loan was 1.65%. We also will pay certain customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.25% if usage is greater than or equal to 50%.

        Wells Fargo Unsecured Term Loan:    On February 14, 2013, we entered into a seven-year term loan agreement ("loan agreement") with Wells Fargo Bank, National Association and certain other lenders. The loan agreement provides for an unsecured loan in the original principal amount of up to $150 million (the "Wells Fargo unsecured term loan"). Additionally, the Wells Fargo unsecured term loan has a feature that allows us to request an increase in total commitments of up to $250 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of the loan agreement, the Wells Fargo unsecured term loan will mature on February 14, 2020.

        The amount available for us to borrow under the Wells Fargo unsecured term loan is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our properties that form the borrowing base of the Wells Fargo unsecured term loan, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization, less (b) any other unsecured indebtedness (as defined in the loan agreement) then outstanding. We borrowed $25 million under the Wells Fargo unsecured term loan at closing.

        Borrowings under Wells Fargo unsecured term loan bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our leverage ratio and ranges from 2.15% to 2.70% for Eurodollar Rate based borrowings and from 1.15% to 1.70% for Base Rate based borrowings. At closing, the spread on the Wells Fargo unsecured term loan was 2.15%.

        Financial Covenants:    Our ability to borrow under the unsecured credit facility and unsecured term loan and the Wells Fargo unsecured term loan is subject to our ongoing compliance with a number of customary financial covenants, including:

  •
  a maximum consolidated leverage ratio of not greater than 0.60:1.00;

  •
  a maximum secured leverage ratio of not greater than 0.45:1.00;

  •
  a maximum unencumbered leverage ratio of not greater than 0.60:100;

  •
  a maximum secured recourse debt ratio of not greater than 7.5%;

  •
  a minimum fixed charge ratio of not less than 1.50 to 1.00; and

  •
  a minimum tangible net worth of not less than the sum of $502,634,000 plus an amount equal to 75% of the net proceeds of any additional equity issuances.

        If a default or event of default occurs and is continuing, we may be precluded from paying certain distributions (other than those required to allow us to qualify and maintain our status as a REIT) under the terms of the unsecured credit facility and unsecured term loan and the Wells Fargo unsecured term loan.

        Events of Default:    The credit agreement and the loan agreement contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the Wells Fargo unsecured term loan, cross-defaults to other material debt and bankruptcy or other insolvency events.

        The company and certain of our subsidiaries guarantee the obligations under the credit agreement and the loan agreement.

  Contractual Obligations

        The following table reflects our contractual obligations as of December 31, 2012, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Principal payments(5)	$478,821	$4,219	$9,135	$278,083	$187,384
Interest payments—fixed rate debt(3)(4)	82,243	14,614	28,531	25,908	13,190
Operating lease and ground leases(3)	5,542	165	330	337	4,710
Other(3)	655	148	297	210	0

Total	$567,261	$19,146	$38,293	$304,538	$205,284

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

(3)
Not included in our Consolidated Balance Sheets.

(4)
Amounts include interest rate payments on the $100.0 million of the $150.0 million unsecured term loan that have been swapped to a fixed rate.

(5)
The $99.3 million outstanding on the unsecured credit facility is assumed to be paid in full at maturity in 2016 for the purposes of this table.

Interest Rate Risk

        ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. As of December 31, 2011, we had approximately $134.1 million of mortgage debt subject to an interest rate swap with such interest rate swap liability having an approximate $0.2 million net fair value. STAG Predecessor Group and the other entities that contributed to our formation transactions did not designate the hedges at the time of inception as it was prior to our IPO and reporting in conformity with GAAP. Therefore, our investment in the interest rate swap through its expiration on January 31, 2012 did not qualify as an effective hedge for accounting purposes, and as such, changes in the swaps' fair market values were being recorded in earnings through the maturity on January 31, 2012.

        On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the unsecured term loan. We entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0 million with an effective date of October 10, 2012. The swaps convert the one-month LIBOR rate on $100 million of the $150 million unsecured term loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio to a fixed rates between 0.727% and 0.7975% plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio. As of December 31, 2012, the spread on the unsecured term loan was 1.65%.

        As of December 31, 2012, we had $249.3 million of debt with interest at a variable rate. Of the $249.3 million of variable rate debt, the $100.0 of the $150.0 million unsecured term loan has been fixed with swaps plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio. The remaining $99.3 million of variable rate debt is related to the unsecured credit facility and the remaining $50.0 million of variable rate debt released to the unsecured term loan, which are both currently priced at one-month LIBOR plus 1.65%. To the extent interest rates increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

        The majority of our leases is either triple net or provides for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provides for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Non-GAAP Financial Measures

        In this report, we disclose and discuss FFO, which meets the definition of a "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of this measure provides useful information to investors.

        FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated and Combined Financial Statements.

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

        However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the period presented to net loss, the nearest GAAP equivalent (in thousands):

	The Company	The Company	Predecessor
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Net loss	$(10,199)	$(9,227)	$(229)
Depreciation and amortization	43,471	22,794	2,459
Loss on impairment	4,563	—	—
Gain on sales of real estate	(222)	(329)	—

FFO	$37,613	$13,238	$2,230

Preferred stock dividends	(6,210)	(1,018)	—
Amount allocated to unvested restricted stockholders	(122)	—	—

FFO attributable to common stockholders and unit holders	$31,281	$12,220	$2,230

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

        As of December 31, 2012, we had $99.3 million of borrowings outstanding under the unsecured credit facility and $150.0 million of borrowings outstanding under the unsecured term loan bearing interest at a variable rate. Of the $150.0 million outstanding under the unsecured term loan, $100.0 million was subject to interest rate swaps effective October 10, 2012. To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had outstanding balances of $99.3 million on the unsecured credit facility and $50.0 million on the unsecured term loan (the portion not subject to interest rate swaps) for the entire year ended December 31, 2012, our interest expense would have increased by $1.5 million for the year ended December 31, 2012.

        As of December 31, 2012, approximately $329.9 million of our consolidated borrowings bore interest at fixed rates (including $100.0 million of swapped interest rates under the unsecured term loan), as shown in the table below (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(dollars in thousands)
Secured mortgage notes payable
Fixed rate(1)	4,219	4,447	4,688	13,277	115,506	187,384	329,521	342,175
Average interest rate on fixed rate debt	5.25%	5.26%	5.27%	5.03%	2.74%	5.52%	4.52%
Variable rate	—	—	—	99,300	50,000	—	149,300	149,300

Total debt	4,219	4,447	4,688	112,577	165,506	187,384	478,821	491,475

(1)
Amounts include variable interest rate payments on the $100.0 million of the $150.0 million unsecured term loan that have been swapped to a fixed rate.

        As of December 31, 2012, we were party to the interest rate swaps shown in the table below (dollars in thousands) with a total fair value liability of $0.5 million.

Derivative Instrument	Trade Date	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	0.727%	One-month LIBOR	September 10, 2017

        We record all derivatives on the balance sheet at fair value. The fair value of the swap depends heavily on the current market fixed rate, the corresponding term structures of variable rates and the expectation of changes in future variable rates. As expectations of future variable rates increase, the market value of the interest rate swap increases. As of December 31, 2012, all of our interest rate swaps were effectively hedged; therefore, the changes in the fair value of derivatives was recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2012, we did not record any hedge ineffectiveness related to the hedged derivatives.

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

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data

        The required response under this Item is submitted in a separate section of this report. See Index to Consolidated and Combined Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Controls

        There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Additional Material Federal Income Tax Considerations

        The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under "Material Federal Income Tax Considerations" in the prospectus dated May 16, 2012 and filed as part of a registration statement on Form S-3 (No. 333-181290).

  Recent Legislation

        Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

  Taxation of Taxable U.S. Stockholders

        For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

  Taxation of Non-U.S. Stockholders

        For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

 PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

  1.
  Consolidated and Combined Financial Statements

    The financial statements listed in the accompanying Index to Consolidated and Combined Financial Statements on page F-1 are filed as a part of this report.

  2.
  Financial Statement Schedules

    The financial statement schedules required by this Item is filed with this report and is listed in the accompanying Index to Consolidated and Combined Financial Statements on page F-1. All other financial statement schedules are not applicable.

  3.
  Exhibits

        The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(10)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(9)
10.3	2011 Equity Incentive Plan(3)*
10.4	2011 Outperformance Program(7)*
10.5	Form of LTIP Unit Agreement(3)*
10.6	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.7	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)*
10.8	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.9	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.10	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.11	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*
10.12	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.13	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.14	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments III, LLC, as amended(10)
10.15	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments IV, LLC, as amended(10)
10.16	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., Net Lease Aggregation Funds, LLC, Innovative Promotions LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(10)

Exhibit Number	Description of Document
10.17	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., BSB STAG III, LLC, STAG III Employees, LLC, Benjamin S. Butcher, NED STAG III Residual LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(10)
10.18	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and STAG GI Investments, LLC, as amended(10)
10.19	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.(5)
10.20	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.21	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.22	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.23	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC(5)
10.24	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)
10.25	Services Agreement between STAG Industrial Management LLC and STAG Manager, LLC(5)
10.26	Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger(5)
10.27	First Amendment to Credit Agreement, dated as of September 30, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(10)
10.28	Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(8)
10.29	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto (11)
10.30	First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto
10.31	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended (11)
10.32	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender (12)
10.33	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto (13)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Loss, (vi) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements.
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

(11)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

(12)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(13)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: March 6, 2013	By:	/s/ BENJAMIN S. BUTCHER Benjamin S. Butcher Chairman, Chief Executive Officer and President

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

Date	Signature	Title

March 6, 2013	/s/ BENJAMIN S. BUTCHER Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
March 6, 2013	/s/ F. ALEXANDER FRASER F. Alexander Fraser	Director
March 6, 2013	/s/ JEFFREY D. FURBER Jeffrey D. Furber	Director
March 6, 2013	/s/ LARRY T. GUILLEMETTE Larry T. Guillemette	Director
March 6, 2013	/s/ FRANCIS X. JACOBY III Francis X. Jacoby III	Director
March 6, 2013	/s/ CHRISTOPHER P. MARR Christopher P. Marr	Director
March 6, 2013	/s/ HANS S. WEGER Hans S. Weger	Director
March 6, 2013	/s/ GREGORY W. SULLIVAN Gregory W. Sullivan	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011 for STAG Industrial, Inc.	F-4

Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Year ended December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011, and for the Year ended December 31, 2010

F-5

Consolidated and Combined Statements of Comprehensive Loss for the Year ended December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011, and for the Year ended December 31, 2010

F-6

Consolidated and Combined Statements of Equity for STAG Industrial, Inc. for the Year ended December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and for the Year ended December 31, 2010

F-7

Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Year ended December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011 and the Year ended December 31, 2010

F-8
Notes to Consolidated and Combined Financial Statements	F-9
Financial Statement Schedule—Schedule II	F-53
Financial Statement Schedule—Schedule III	F-54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, equity and cash flows present fairly, in all material respects, the financial position of STAG Industrial, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from April 20, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 6, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

In our opinion, the accompanying combined statements of operations, comprehensive loss, owner's deficit and cash flows for the period from January 1, 2011 to April 19, 2011 and for the year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of STAG Predecessor Group for the period from January 1, 2011 to April 19, 2011 and the year ended December 31,2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from January 1, 2011 to April 19, 2011 and for the year ended December 31, 2010 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2012, except for the Combined Statements of Comprehensive Loss and the effects of discontinued operations described in Note 3 to the combined financial statements, as to which the date is March 6, 2013

Part I. Financial Information

Item 1.    Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Rental Property:
Land	$104,656	$70,870
Buildings	654,518	394,822
Tenant improvements	34,900	25,056
Building and land improvements	22,153	11,510
Less: accumulated depreciation	(46,175)	(30,004)

Total rental property, net	770,052	472,254
Cash and cash equivalents	19,006	16,498
Restricted cash	5,497	6,611
Tenant accounts receivable, net	9,351	5,592
Prepaid expenses and other assets	1,556	1,355
Deferred financing fees, net	4,704	2,634
Leasing commissions, net	1,674	954
Goodwill	4,923	4,923
Due from related parties	806	400
Deferred leasing intangibles, net	187,555	113,293

Total assets	$1,005,124	$624,514

Liabilities and Equity
Liabilities:
Mortgage notes payable	$229,915	$296,779
Unsecured credit facility	99,300	—
Unsecured term loan	150,000	—
Accounts payable, accrued expenses and other liabilities	12,111	6,044
Interest rate swaps	480	215
Tenant prepaid rent and security deposits	5,686	3,478
Dividends and distributions payable	11,301	6,160
Deferred leasing intangibles, net	6,871	1,929

Total liabilities	$515,664	$314,605

Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2012 and December 31, 2011	69,000	69,000
Common stock $0.01 par value, 100,000,000 shares authorized, 35,698,582 and 15,901,560 shares outstanding at December 31, 2012 and December 31, 2011, respectively	357	159
Additional paid-in capital	419,643	179,919
Common stock dividends in excess of earnings	(61,024)	(18,385)
Accumulated other comprehensive loss	(371)	—

Total stockholders' equity	427,605	230,693
Noncontrolling interest	61,855	79,216

Total equity	489,460	309,909

Total liabilities and equity	$1,005,124	$624,514

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(in thousands, except per share data)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group	STAG Predecessor Group
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011	Year ended December 31, 2010
Revenue
Rental income	$75,390	$36,730	$6,489	$22,234
Tenant recoveries	8,785	4,468	1,218	3,685
Other income	1,312	914	—	—

Total revenue	85,487	42,112	7,707	25,919

Expenses
Property	5,998	3,584	1,194	3,407
General and administrative	14,549	8,365	322	330
Real estate taxes and insurance	6,890	3,620	873	2,715
Asset management fees	—	—	162	544
Property acquisition costs	4,218	1,088	—	—
Depreciation and amortization	43,275	21,958	2,345	8,931
Loss on impairment	622	—	—	—
Other expenses	339	294	—	—

Total expenses	75,891	38,909	4,896	15,927

Other income (expense)
Interest income	19	28	1	16
Interest expense	(16,110)	(11,841)	(3,825)	(12,817)
Gain (loss) on interest rate swaps	215	2,179	762	(282)
Formation transaction costs	—	(3,674)	—	—
Offering costs	(68)	(78)	—	—
Loss on extinguishment of debt	(929)	—	—	—

Total other income (expense)	(16,873)	(13,386)	(3,062)	(13,083)

Net loss from continuing operations	$(7,277)	$(10,183)	$(251)	$(3,091)

Discontinued operations
Income attributable to discontinued operations	797	627	22	145
Loss on impairment attributable to discontinued operations	(3,941)	—	—	—
Gain on sales of real estate	222	329	—	—

Total income (loss) attributable to discontinued operations	(2,922)	956	22	145

Net loss	$(10,199)	$(9,227)	$(229)	$(2,946)

Less: loss attributable to noncontrolling interest	(3,720)	(3,396)

Net loss attributable to STAG Industrial, Inc.	$(6,479)	$(5,831)

Less: preferred stock dividends	6,210	1,018
Less: amount allocated to unvested restricted stockholders	122	—

Net loss attributable to common stockholders	$(12,811)	$(6,849)

Weighted average common shares outstanding—basic and diluted	25,046,664	15,630,910

Income (loss) per share—basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.42)	$(0.48)
Income (loss) from discontinued operations attributable to common stockholders	$(0.09)	$0.04

Loss per share—basic and diluted	$(0.51)	$(0.44)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Comprehensive Loss

(in thousands)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group	STAG Predecessor Group
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19 2011	Year ended December 31, 2010
Net loss	$(10,199)	$(9,227)	$(229)	$(2,946)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(480)	—	—	—

Other comprehensive loss	(480)	—	—	—

Comprehensive loss	(10,679)	(9,227)	(229)	(2,946)
Loss attributable to noncontrolling interest	3,720	3,396	—	—
Other comprehensive loss attributable to noncontrolling interest	109	—	—	—

Comprehensive loss attributable to STAG Industrial, Inc.	$(6,850)	$(5,831)	$(229)	$(2,946)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group
Consolidated and Combined Statements of Equity
(in thousands, except share data)

									Noncontrolling Interest—Unit holders in Operating Partnership
		Common Shares			Common Stock Dividends in excess of Earnings
	Preferred Stock			Additional Paid-in Capital		Predecessor's Owner's Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity		Total Equity
		Shares	Amount
Balance, December 31, 2009 (STAG Predecessor Group)	$—	—	$—	$—	$—	$(1,521)	$—	$(1,521)	$—	$(1,521)
Distributions	—	—	—	—	—	(3,869)	—	(3,869)	—	(3,869)
Net loss	—	—	—	—	—	(2,946)	—	(2,946)	—	(2,946)

Balance, December 31, 2010 (STAG Predecessor Group)	—	—	$—	$—	$—	$(8,336)	$—	$(8,336)	$—	$(8,336)

Period from January 1, 2011 to April 19, 2011
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$—	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	4,420	—	4,420	—	4,420
Distributions	—	—	—	—	—	(9,900)	—	(9,900)	—	(9,900)
Net loss	—	—	—	—	—	(229)	—	(229)	—	(229)

Balance, April 19, 2011 (STAG Predecessor Group)	$—	—	$—	$—	$—	$(14,045)	$—	$(14,045)	$—	$(14,045)

Period from April 20, 2011 to December 31, 2011
Balance, April 20, 2011	$—	110	$—	$2	$—	$(14,045)	$—	$(14,043)	$—	$(14,043)
Proceeds from sale of common stock	—	15,812,500	158	205,405	—	—	—	205,563	—	205,563
Redemption of initial capitalization of STAG Industrial, Inc.	—	(110)	—	(2)	—	—	—	(2)	—	(2)
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	—	95,670	95,670
Exchange of owners' equity for units	—	—	—	—	—	14,045	—	14,045	(14,045)	—
Offering costs	—	—	—	(19,537)	—	—	—	(19,537)	—	(19,537)
Issuance of restricted stock	—	80,809	1	(1)	—	—	—	—	—	—
Issuance of common stock	—	8,251	—	—	—		—	—		—
Issuance of Series A Preferred Stock	69,000						—	69,000		69,000
Dividends and distributions	(1,018)	—	—		(11,536)	—	—	(12,554)	(5,654)	(18,208)
Non-cash compensation	—	—	—	342	—	—	—	342	351	693
Rebalancing of noncontrolling interest	—	—	—	(6,290)	—	—	—	(6,290)	6,290	—
Net income (loss)	1,018	—	—	—	(6,849)	—	—	(5,831)	(3,396)	(9,227)

Balance, December 31, 2011 (STAG Industrial, Inc.)	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$—	$230,693	$79,216	$309,909

Proceeds from sale of common stock	—	17,835,500	179	242,768	—	—	—	242,947	—	242,947
Offering costs	—	—	—	(11,136)	—	—	—	(11,136)	—	(11,136)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—	—
Issuance of common stock, net	—	12,666	—	—	—	—	—	—		—
Dividends and distributions, net	(6,210)	—	—	—	(29,950)	—	—	(36,160)	(7,587)	(43,747)
Non-cash compensation	—	—	—	993	—	—	—	993	948	1,941
Issuance of units for acquisition fee	—	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	1,861,831	18	18,597	—	—	—	18,615	(18,615)	—
Rebalancing of noncontrolling interest	—	—	—	(11,497)	—	—	—	(11,497)	11,497	—
Comprehensive loss	—	—	—	—	—	—	(371)	(371)	(109)	(480)
Net income (loss)	6,210	—	—	—	(12,689)	—	—	(6,479)	(3,720)	(10,199)

Balance, December 31, 2012 (STAG Industrial, Inc.)	$69,000	35,698,582	$357	$419,643	$(61,024)	$—	$(371)	$427,605	$61,855	$489,460

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(in thousands)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group	STAG Predecessor Group
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net loss	$(10,199)	$(9,227)	$(229)	$(2,946)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,473	22,794	2,459	9,599
Loss on impairments	4,563	—	—	—
Non-cash portion of interest expense	957	737	31	—
Intangible amortization in rental income, net	4,837	2,776	(2)	(34)
Straight-line rent adjustments, net	(2,796)	(1,036)	(16)	(641)
(Gain) loss on interest rate swaps	(215)	(2,179)	(762)	282
Loss on extinguishment of debt	929	—	—	—
Gain on sales of real estate	(222)	(329)	—	—
Non-cash compensation expense	1,936	693	—	—
Issuance of units for acquisition fee	225	—	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(1,497)	(695)	88	496
Leasing commissions, net	(1,020)	(877)	(24)	(101)
Restricted cash	(137)	(124)	—	—
Prepaid expenses and other assets	(799)	(207)	(87)	127
Accounts payable, accrued expenses and other liabilities	6,174	1,503	106	328
Tenant prepaid rent and security deposits	2,208	783	169	(860)
Due from related parties	(406)	—	(141)	28
Due to related parties	—	54	767	3,056

Total adjustments	58,210	23,893	2,588	12,280

Net cash provided by operating activities	48,011	14,666	2,359	9,334

Cash flows from investing activities:
Additions of land and building improvements	(325,820)	(80,191)	(39)	(1,500)
Proceeds from sales of real estate	7,221	4,507	—	—
Restricted cash	1,251	(1,561)	(542)	(588)
Cash paid for contributed assets, net	—	(2,159)	—	—
Cash paid for deal deposits, net	550	(130)	—	—
Additions to lease intangibles	(100,405)	(34,924)	—	—

Net cash used in investing activities	(417,203)	(114,458)	(581)	(2,088)

Cash flows from financing activities:
Proceeds from issuance of common stock at initial public offering	—	205,563	—	—
Offering costs related to issuance of common stock	—	(17,042)	—	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	—	(2)	—	—
Proceeds from issuance of preferred stock	—	69,000		—
Offering costs related to issuance of preferred stock	—	(2,495)		—
Proceeds from notes payable to related parties	—	—	789	—
Repayment of notes payable to related parties	—	(10,366)	—	—
Proceeds from credit facility	124,300	34,500	—	—
Repayment of credit facility	(124,300)	(34,500)	—	—
Proceeds from unsecured credit facility	215,300	—	—	—
Repayment of unsecured credit facility	(116,000)	—	—	—
Proceeds from unsecured term loan	150,000	—	—	—
Proceeds from mortgage notes payable	78,067	48,339	—	—
Repayment of mortgage notes payable	(144,753)	(160,645)	(1,180)	(4,582)
Termination of swap contracts	—	(894)	—	—
Payment of loan fees and costs	(4,119)	(3,397)	—	—
Dividends and distributions	(38,606)	(12,048)	(2,679)	(3,869)
Proceeds from sale of common stock	242,947	—	—	—
Offering costs	(11,136)	—	—	—

Net cash provided by (used in) financing activities	371,700	116,013	(3,070)	(8,451)

Increase (decrease) in cash and cash equivalents	2,508	16,221	(1,292)	(1,205)
Cash and cash equivalents—beginning of period	16,498	277	1,567	2,772

Cash and cash equivalents—end of period	$19,006	$16,498	$275	$1,567

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

1. Organization and Description of Business

        STAG Industrial, Inc. (the "Company") is a fully-integrated, full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its 2011 tax year. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company intends to continue to qualify as a REIT. As of December 31, 2012 and December 31, 2011, the Company owned an 85.29% and 67.12%, respectively, limited partnership interest in the Operating Partnership. As used herein, the "Company" refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

        As of December 31, 2012, the Company owned 172 properties in 31 states with approximately 29.4 million rentable square feet, consisting of 112 warehouse/distribution properties, 39 light manufacturing properties and 21 flex/office properties. The Company's properties were 95.1% leased to 156 tenants as of December 31, 2012.

        The Company's "predecessor" for accounting purposes is STAG Predecessor Group (or "Predecessor"), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC prior to the Company's initial public offering in April 2011 (the "IPO"). Prior to the IPO, STAG Predecessor Group also was engaged in the business of owning, leasing and operating real estate consisting primarily of industrial properties located throughout the United States. The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor's financial information; the financial information contained in this report for any time period on or after April 20, 2011 is the Company's financial information. The Company did not have any operating activity before April 20, 2011 and, as a result of the Company's IPO and related Formation Transactions (as defined below), is substantially different from STAG Predecessor Group.

        On April 20, 2011, concurrent with the IPO, the members of limited liability companies affiliated with the Company (collectively, the "Participants") that held direct or indirect interests in their real estate properties elected to take limited partnership units in the Operating Partnership ("Common Units") in exchange for the contribution of their properties to the Company. The Formation Transactions (as defined below) were designed to (i) continue the operations of Predecessor, (ii) enable the Company to raise the necessary capital to acquire certain other properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve tax advantages for certain Participants.

        On April 20, 2011, in connection with the IPO, the following formation transactions ("Formation Transactions") were completed:

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

        As of December 31, 2012 and December 31 2011, there were two and three vacant properties, respectively, owned by STAG Investments III, LLC ("Fund III") and not contributed to the Company in the Formation Transactions (the "Option Properties"). Upon approval of the Company's independent directors, the Company has the right to acquire any of the Option Properties individually for a period of up to three months after notification that the property has stabilized, defined as 85% or greater occupancy pursuant to leases at least two years in remaining duration. The right to acquire any of the Option Properties expires 5 years from the date of the Formation Transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The Company's consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest. The combined financial statements of STAG Predecessor Group include the accounts of STAG Predecessor Group and all entities in which STAG Predecessor Group had a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented and comprise the consolidated historical financial statements of the transferred collection of real estate entities and holdings, upon the IPO. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to STAG Predecessor Group. The financial statements for the periods after April 19, 2011 include the financial information of the Company, the Operating Partnership and their subsidiaries. Where the "Company" is referenced in comparisons of financial results for any date prior to and including April 19, 2011, the financial information for such period relates solely to STAG Predecessor Group, notwithstanding "Company" being the reference.

Adoption of New Accounting Pronouncements

        The Company adopted Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs issued

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

by the Financial Accounting Standards Board ("FASB") effective January 1, 2012 that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. The adoption of this guidance did not affect the Company's financial position, results of operations or cash flows but did result in additional disclosure pertaining to fair value measurements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The Company's adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which allowed for companies to take a qualitative approach to considering whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. While the new guidance was not effective until fiscal years having begun after December 15, 2011, companies were permitted to early adopt the provisions. The Company early adopted the provisions and considered both a qualitative and quantitative approach on its impairment analysis at December 31, 2011 by analyzing changes in performance and market metrics as compared to those used at the time of the initial purchase price allocation at the Formation Transactions. The Company's adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 will be effective for the Company on January 1, 2013. The Company's adoption of this authoritative guidance is not expected to have a material impact on its operating results or financial position.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

        The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. Year ended December 31, 2012	STAG Industrial, Inc. Period from April 20, 2011 to December 31, 2011	STAG Predecessor Group Period from January 1, 2011 to April 19, 2011	STAG Predecessor Group Year ended December 31, 2010
Supplemental cash flow information
Cash paid for interest	$15,044	$11,445	$2,433	$10,965

Supplemental schedule of non-cash investing and financing activities
Acquisition of tangible assets	$—	$(215,890)	$—	$—

Acquisition of goodwill upon Formation Transactions	$—	$(4,923)	$—	$—

Acquisition of intangible assets upon Formation Transactions	$—	$(83,442)	$—	$—

Assumption of mortgage notes payable	$—	$(201,789)	$—	$—

Fair market value adjustment to mortgage notes payable acquired	$—	$(675)	$—	$—

Assumption of related party notes payable upon Formation Transactions	$—	$4,466	$—	$—

Acquisition of intangible liabilities upon Formation Transactions	$—	$1,066	$—	$—

Acquisition of interest rate swaps upon Formation Transactions included in the purchase price allocation	$—	$420	$—	$—

Acquisition of other liabilities upon Formation Transactions	$—	$171	$—	$—

Issuance of units for acquisition of net assets upon Formation Transactions	$—	$95,670	$—	$—

Disposition of accrued lender fees upon Formation Transactions	$—	$—	$4,420	$—

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

	STAG Industrial, Inc. Year ended December 31, 2012	STAG Industrial, Inc. Period from April 20, 2011 to December 31, 2011	STAG Predecessor Group Period from January 1, 2011 to April 19, 2011	STAG Predecessor Group Year ended December 31, 2010
Assumption of bridge loan for Option Properties upon Formation Transactions	$—	$—	$(4,750)	$—

Assumption of note payable to related party for Option Properties upon Formation Transactions	$—	$—	$(727)	$—

Assumption of interest rate swaps to related party for Option Properties upon Formation Transactions	$—	$—	$(352)	$—

Non-cash investing activities included in additions of land and building improvements	$(440)	$(440)	$—	$—

Write-off of fully depreciated tenant improvements	$576	$—	$—	$1,323

Write-off of accumulated depreciation	$576	$—	$—	$1,112

Dividends and distributions declared but not paid	$11,301	$6,160	$—	$—

Accrued distribution upon Formation Transactions	$—	$—	$(1,392)	$—

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

        For properties considered held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. The Company classifies properties as held for sale when all criteria within the FASB's Accounting Standard Codification ("ASC") 360, Property, Plant and Equipment are met.

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

        The Company evaluates acquisitions to determine if the acquisition represents an asset acquisition or business combination, and the Company accounts for all business combinations in accordance with ASC 805, Business Combinations. Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in-place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

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

Restricted Cash

        Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company's transfer agent for preferred stock dividends that are distributed subsequent to period end.

Tenant Accounts Receivable, net

        Tenant accounts receivable, net on the Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $0 and $0.5 million, respectively.

        The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of December 31, 2012 and December 31, 2011, the Company had accrued rental revenue of $6.4 million and $4.5 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of December 31, 2012 and December 31, 2011, the Company had an allowance on accrued rental revenue of $0 and $0.4 million, respectively.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As of December 31, 2012 and December 31, 2011, the Company had a total of approximately $4.8 million and $3.6 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company's Consolidated Balance Sheets; and $2.0 million and $1.2 million, respectively, of lease security deposits available in cash.

Deferred Costs

        Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans which approximates the effective interest method. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment. For the year ended December 31, 2012, periods April 20, 2011 through December 31, 2011 and January 1, 2011 through April 19, 2011 and the year ended December 31, 2010, amortization of deferred financing fees included in interest expense was $1.1 million, $0.8 million, $31 thousand, and $0.1 million, respectively. Fully amortized deferred charges are removed from the books upon maturity of the underlying debt.

        Leasing commissions include commissions and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, which are capitalized and amortized over the terms of the related leases using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are written off to amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the Consolidated and Combined Statements of Cash Flows.

Goodwill

        The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test.

Use of Derivative Financial Instruments

        The Company follows ASC 815, Derivatives and Hedging for disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

        In accordance with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in an interest rate swap by entering into transactions with high-quality counterparties. The Company's exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, Unsecured Credit Facility (defined in Note 5), Unsecured Term Loan (defined in Note 5) and mortgage notes payable. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company's debt. See Note 6 for the fair values of the Company's interest rate swaps.

        The Company adopted the fair value measurement provisions for its financial instruments recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Offering Costs

        Underwriting commissions and direct offering costs have been reflected as a reduction of additional paid-in capital. Indirect costs associated with equity offerings are expensed as incurred and included in Formation Transaction costs and offering costs on the accompanying Consolidated Statements of Operations.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Dividends

        Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives and basis used to compute depreciation. During the year ended December 31, 2012 and the period from April 20, 2011 to December 31, 2011, $6.2 million ($2.25 per share of Series A Preferred Stock) and $1.0 million ($0.36875 per share of Series A Preferred Stock) of Series A Preferred Stock dividends were paid, respectively, that were treated as ordinary income for tax purposes. The tax treatment of common dividends per share for federal income tax purposes is as follows:

	Year ended December 31, 2012		Period from April 20, 2011 to December 31, 2011
	Per Share	%	Per Share	%
Ordinary income	$0.6340	59.8%	$0.3471	74.5%
Return of capital	0.4260	40.2	0.1186	25.5

Total(1)	$1.06	100%	$0.4657	100%

(1)
The fourth quarter 2011 common stock dividend of $0.26 per share was included in the stockholder's 2012 tax year. The fourth quarter 2012 common stock dividend of $0.27 per share will be included in the stockholder's 2013 tax year.

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

        Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured. On July 8, 2011, the Company entered into a lease termination agreement with the tenant of two facilities, one located in Youngstown, OH and the other in Bardstown, KY. The agreement provided that the Youngstown, OH lease terminated effective July 31, 2011 and required the tenant to pay a termination fee of $2.0 million. Of the termination fee paid, $0.2 million was a replenishment of a security deposit at the Bardstown, KY property, $45 thousand was applied to the outstanding accounts receivable, and the remaining amount of approximately $1.8 million was recognized as termination income and is included in rental income during the period April 20, 2011 to December 31, 2011.

        The Company earns revenue from asset management fees, which are included on the Consolidated Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties' insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company's Consolidated and Combined Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, was approximately $6.9 million for the year ended December 31, 2012, $0.5 million for the period January 1, 2011 to April 19, 2011, $3.5 million for the period from April 20, 2011 to December 31, 2011, and $1.8 million for the year ended December 31, 2010. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

Gain on Sales of Real Estate

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

Incentive and Equity-Based Employee Compensation Plans

        The Company grants equity-based compensation awards to its employees and directors typically in the form of restricted shares of common stock, long-term incentive plan units in the Operating Partnership ("LTIP units") and an outperformance program. See Notes 7, 8 and 14 for further discussion of restricted shares of common stock, LTIP units, and the outperformance program, respectively. The Company accounts for its equity-based employee compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.

Income Taxes

        Prior to the IPO, the Predecessor was comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

        The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2011 and intends to continue to qualify as a REIT. As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. The Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that it derives from its REIT

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company's taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

        The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The TRS did not have any activity during the year ended December 31, 2012 and the period April 20, 2011 to December 31, 2011.

        The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.3 million and $0.3 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2012 and the period April 20, 2011 to December 31, 2011.

        The Company currently has no liabilities for uncertain tax positions.

        The following table reconciles net loss to taxable income for the year ended December 31, 2012 and the period April 20, 2011 to December 31, 2011 (in thousands):

	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011
Net loss	$(10,199)	$(9,227)
Book/Tax differences from depreciation and amortization	24,048	12,625
Above/Below market lease amortization	4,837	2,776
Loss on impairments	4,563	—
Formation Transaction costs	—	3,169
Offering costs	68	78
Book/Tax difference on property acquisition costs	4,218	1,088
Loss on extinguishment of debt	565	—
Accrued non-recurring IPO bonus payment	(1,000)	1,000
Accrued bonus payment	3,731	—
Book/Tax difference on bad debt expense	317	526
Book/Tax difference on non-cash compensation	1,375	560
Book/Tax difference on gain on sales of real estate	(4,554)	(1,231)
Straight-line rent adjustments, net	(2,796)	(1,036)
Unrealized gain on interest rate swaps	(215)	(2,805)
Book/tax difference on non-cash portion of interest expense	(159)	—
Other book/tax differences, net	63	(73)
Loss attributable to noncontrolling interest	(5,940)	(1,768)

Taxable income subject to distribution requirement(1)	$18,922	$5,682

(1)
The Company distributed in excess of 100% of its taxable income to its stockholders during the year ended December 31, 2012 and the period April 20, 2011 to December 31, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

        The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with awards under incentive and equity-based compensation plans.

Segment Reporting

        The Company manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment.

3. Real Estate

        As part of the IPO and the related Formation Transactions, STAG Investments IV, LLC and STAG GI Investments, LLC (which are certain of the Participants and are referred to as part of the "STAG Contribution Group"), contributed 100% of their real estate entities and operations in exchange for 7,320,610 Common Units valued at $13.00 per Common Unit. The members of STAG Capital Partners, LLC and STAG Capital Partners III, LLC (referred to, together, as the "Management Company"), contributed 100% of those entities' assets and liabilities in exchange for 38,621 Common Units valued at $13.00 per Common Unit. The contribution of interests in the Management Company was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution. STAG Predecessor Group, which includes the entity that is considered the Company's accounting acquirer, is part of the Company's predecessor business and therefore the assets and liabilities of STAG Predecessor Group were accounted for at carryover basis.

        As of December 31, 2012 and December 31, 2011, the Company had approximately $4.9 million of goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired Management Company. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment charge was recognized for periods presented.

        On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees and a one-time incentive fee if certain performance thresholds are met. On June 15, 2012, the Company acquired six industrial properties representing approximately 750,000 square feet in total for an aggregate purchase price of approximately $30.0 million directly from Columbus Nova. At the June 15, 2012 acquisition of these six industrial properties, the Company paid Columbus Nova an acquisition fee in the form of 15,789 Common Units with a fair value of approximately $0.2 million, which is included in property acquisition costs on the accompanying

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

Consolidated Statements of Operations. The issuance of the Common Units was affected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. For further details on the one-time incentive fee, refer to Note 11.

        On October 9, 2012, the Company acquired 31 industrial properties from STAG Investments Holdings II, LLC, a wholly owned subsidiary of STAG Investments II, LLC (the "Fund"), which are related parties of the Company through common management. On October 31, 2012, the Company acquired one additional industrial property from the Fund. The Company and its Predecessor served as the asset manager of the Fund for all periods presented. Together, the acquisition of the 32 industrial properties (collectively referred to as the "STAG II Acquisitions") represented a significant acquisition of the Company.

        The following table summarizes the acquisitions of the Company since the IPO:

Year ended December 31, 2012

Property Location	Date Acquired	Square Feet	Properties

East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville 1, SC	8/23/2012	204,952	1
Simpsonville 2, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane 1, NC	9/4/2012	223,340	1
Mebane 2, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan 1, SC	9/21/2012	474,000	1
Duncan 2, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1
Auburn Hills, MI	10/9/2012	87,932	1

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

Property Location	Date Acquired	Square Feet	Properties

El Paso, TX	10/9/2012	269,245	1
Gloversville 1, NY	10/9/2012	50,000	1
Gloversville 2, NY	10/9/2012	101,589	1
Gloversville 3, NY	10/9/2012	26,529	1
Gloversville 4, NY	10/9/2012	59,965	1
Greenwood 1, SC	10/9/2012	104,955	1
Greenwood 2, SC	10/9/2012	70,100	1
Holland 3, MI	10/9/2012	195,000	1
Independence, VA	10/9/2012	120,000	1
Jackson, TN	10/9/2012	250,000	1
Johnstown 1, NY	10/9/2012	52,500	1
Johnstown 2, NY	10/9/2012	60,000	1
Johnstown 3, NY	10/9/2012	42,325	1
Johnstown 4, NY	10/9/2012	57,102	1
Kansas City, KS	10/9/2012	56,580	1
Lafayette 1, IN	10/9/2012	71,400	1
Lafayette 2, IN	10/9/2012	120,000	1
Lafayette 3, IN	10/9/2012	275,000	1
Lansing 3, MI	10/9/2012	250,100	1
Marion, OH	10/9/2012	249,600	1
Novi, MI	10/9/2012	120,800	1
O'Hara, PA	10/9/2012	887,084	1
Parsons, KS	10/9/2012	120,000	1
Phenix City, AL	10/9/2012	117,568	1
Portage, IN	10/9/2012	212,000	1
Ware Shoals, SC	10/9/2012	20,514	1
Wichita 1, KS	10/9/2012	80,850	1
Wichita 2, KS	10/9/2012	120,000	1
Wichita 3, KS	10/9/2012	44,760	1
Wichita 4, KS	10/9/2012	47,700	1
Chicopee, MA	10/26/2012	217,000	1
Sterling Heights, MI	10/31/2012	108,000	1
Harrisonburg, VA	11/29/2012	357,673	1
Toledo, OH	12/13/2012	177,500	1
Woodstock, IL	12/14/2012	129,803	1
Kansas City 2, MO	12/19/2012	226,576	1
Smyrna, GA	12/20/2012	102,000	1
Montgomery, IL	12/20/2012	584,301	1
Statham, GA	12/21/2012	225,680	1

	Total	12,829,194	70

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

Period from April 20, 2011 to December 31, 2011

Property Location	Date Acquired	Square Feet	Properties

Various—Formation Transaction	4/20/2011	7,565,066	34
Lansing, MI	5/26/2011	231,000	1
Fort Worth, TX	6/30/2011	101,500	1
Gresham, OR	7/19/2011	420,690	1
St. Louis, MO	7/28/2011	305,550	1
Norton, MA	8/4/2011	200,000	1
Conyers, GA	9/2/2011	226,256	1
Louisville, KY	9/22/2011	497,820	2
Gahanna, OH	10/14/2011	383,000	1
Smithfield, NC	11/16/2011	191,450	1
North Jackson, OH	12/14/2011	307,315	1
Chippewa Falls, WI	12/15/2011	97,400	2
Rogers, AR	12/22/2011	400,000	1
Georgetown, KY	12/29/2011	97,500	1

	Total	11,024,547	49

        The following table summarizes the allocation of the consideration paid for the acquired assets and liabilities in connection with the Formation Transactions and the acquisitions of properties at the date of acquisition identified in the table above (in thousands):

	2012 STAG II Acquisitions	2012 Various	Year ended December 31, 2012	Weighted Average Amortization Period (years) Lease Intangibles	Period from April 20, 2011 to December 31, 2011	Weighted Average Amortization Period (years) Lease Intangibles
Land	$8,516	$26,475	$34,991	N/A	$46,806	N/A
Buildings	89,282	180,334	269,616	N/A	229,688	N/A
Tenant improvements	2,411	8,213	10,624	N/A	15,982	N/A
Cash escrow for capital additions	—	785	785	N/A	1,400	N/A
Above market leases	3,453	13,275	16,728	10	31,718	7.6
Below market leases	(1,222)	(4,740)	(5,962)	6.5	(1,552)	7.6
In-place leases	18,177	45,220	63,397	6.6	54,801	6.5
Tenant relationships	8,748	17,493	26,241	8.2	32,327	8.3
Other liabilities	—	—	—	N/A	(171)	N/A
Building and land improvements	3,284	4,204	7,488	N/A	—	N/A
Interest rate swaps	—	—	—	N/A	(420)	N/A
Goodwill	—	—	—	N/A	4,923	N/A
Above/below market assumed debt adjustment	—	—	—	N/A	(675)	N/A

Total aggregate purchase price	132,649	291,259	423,908		414,827

Less: Long-term liabilities assumed	—	—	—		(206,253)

Net assets acquired	$132,649	$291,259	$423,908		$208,574

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

        The Company has included the results of operations for each of these acquired properties on the Consolidated Statements of Operations from the date of acquisition. The properties acquired during the year ended December 31, 2012 contributed $16.2 million to total revenue and $1.3 million to net loss (including property acquisition costs of $3.6 million related to the acquisition of 70 properties during the year ended December 31, 2012) during the year ended December 31, 2012. Included within the aforementioned amounts is $3.8 million of total revenue and $2.2 million of net loss (including $1.2 million of property acquisition costs) related to the STAG II Acquisitions.

        The below unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Year ended December 31, 2012 (in thousands, except share data)(1)
Total revenue	$116,978
Net loss(2)	$(5,807)
Net loss attributable to common stockholders	$(9,415)
Weighted average shares outstanding	25,046,664
Net loss per share attributable to common stockholders	$(0.38)

Pro Forma	Year ended December 31, 2011 (in thousands, except share data)(3)
Total revenue	$114,325
Net loss(2)	$(4,298)
Net loss attributable to common stockholders	$(3,554)
Weighted average shares outstanding	15,630,910
Net loss per share attributable to common stockholders	$(0.23)

(1)
The unaudited pro forma information for the year ended December 31, 2012 is presented as if the properties acquired during the year ended December 31, 2012 had occurred at January 1, 2011.

(2)
The net loss for the year ended December 31, 2012 excludes $3.6 million of property acquisition costs related to the acquisition of properties that closed during the year ended December 31, 2012. Net loss for the year ended December 31, 2011 excludes $1.1 million of property acquisition costs related to the acquisition of properties that closed during the period from April 20, 2011 to December 31, 2011.

(3)
The unaudited pro forma information for the year ended December 31, 2011 is presented as if the properties acquired during the year ended December 31, 2012 and the properties acquired during the period from April 20, 2011 to December 31, 2011 had occurred at January 1, 2011 and January 1, 2010, respectively.

        As previously disclosed in the Company's Annual Report on Form 10-K filed on March 9, 2012, Fuller Brush Company, Inc. a tenant then occupying the building located in Great Bend, KS, filed for bankruptcy on February 21, 2012. The Company tested the property and intangibles for impairment at

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

December 31, 2011 utilizing a probability weighted recovery analysis of certain scenarios and no impairment was noted. During 2012, the Company continued to update the impairment calculation quarterly for changes in assumptions as necessary. The Company tested the property and intangibles for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows. Accordingly as of September 30, 2012, the property and intangibles were written down to their estimated fair value based on pricing obtained from third party market participants resulting in a non-cash impairment loss of $3.9 million (of which $0.7 million related to lease intangibles), which is reflected in loss on impairment attributable to discontinued operations on the accompanying Consolidated Statements of Operations for the year ended December 31, 2012.

        On November 30, 2012, the Company sold the Great Bend, KS building discussed above for a purchase price of $4.0 million in an orderly transaction between market participants. The carrying value of the property prior to sale was $4.0 million. The Company received net proceeds of $4.0 million. There was a gain of $3 thousand recognized at closing under the full accrual method of gain recognition. The property contributed $1.8 million, $0.8 million, $0.4 million and $1.2 million to total revenue during the year ended December 31, 2012, the period from April 20, 2011 to December 31, 2011, the period from January 1, 2011 to April 19, 2011, and the year ended December 31, 2010, respectively. The results of operations and the gain for the property are included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

        On April 20, 2012, the Company sold a vacant warehouse and distribution facility located in Youngstown, OH containing 153,708 net rentable square feet. The carrying value of the property prior to sale was $3.0 million. The sales price was $3.4 million and the Company received net proceeds of $3.2 million. The property contributed $0, $2.0 million, $0.2 million and $0.4 million to total revenue during the year ended December 31, 2012, the period from April 20, 2011 to December 31, 2011, the period from January 1, 2011 to April 19, 2011, and the year ended December 31, 2010, respectively. At closing, the Company recognized a gain on sale of real estate in the amount of $0.2 million under the full accrual method of gain recognition. The results of operations and the gain for this sale are included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations. With the property sale proceeds, the Company paid down a portion of its master loan with Wells Fargo Bank, N.A. ("Wells Fargo") attributable to this property.

        On December 22, 2011, the Company sold a vacant flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The carrying value of the property prior to sale was $4.2 million. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. At closing, the Company recognized a gain on sale of real estate in the amount of $0.3 million under the full accrual method of gain recognition. With the property sale proceeds, the Company paid down a portion of its master loan with Wells Fargo attributable to this property. The property contributed $0, $0, $0 and $0.4 million to total revenue during the year ended December 31, 2012, the period from April 20, 2011 to December 31, 2011, the period from January 1, 2011 to April 19, 2011, and the year ended December 31, 2010, respectively. The results of operations and the gain for this sale are included in income attributable to discontinued operations on the accompanying Consolidated Statement of Operations.

        The three properties sold and discussed above represented non-core assets of the Company.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

4. Deferred Leasing Intangibles

        Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
In-place leases	$108,363	$56,221
Less: Accumulated amortization	(28,289)	(13,741)

In-place leases, net	80,074	42,480

Above market leases	50,699	34,425
Less: Accumulated amortization	(10,362)	(4,722)

Above market leases, net	40,337	29,703

Tenant relationships	61,050	35,373
Less: Accumulated amortization	(11,298)	(4,673)

Tenant relationships, net	49,752	30,700

Leasing commissions	23,376	14,326
Less: Accumulated amortization	(5,984)	(3,916)

Leasing commissions, net	17,392	10,410

Total deferred leasing intangibles, net	$187,555	$113,293

        Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Below market leases	$9,878	$3,954
Less: Accumulated amortization	(3,007)	(2,025)

Total deferred leasing intangibles, net	$6,871	$1,929

        Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $25.0 million for the year ended December 31, 2012, $12.9 million and $0.7 million, for the periods from April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $3.5 million for the year ended December 31, 2010. Rental income, inclusive of results from discontinued operations, related to net amortization of above (below) market leases increased (decreased) rental income by $(4.8) million for the year ended December 31, 2012, $(2.8) million and $2 thousand for the periods from April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $34 thousand for the year ended December 31, 2010.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

4. Deferred Leasing Intangibles (Continued)

        Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
2013	$32,851	$5,254
2014	27,559	4,773
2015	21,831	5,091
2016	18,164	4,793
2017	13,907	3,563

        On June 11, 2012, the Company received notice from a tenant at a property located in Gresham, OR that the tenant was exercising an option in their lease to downsize their space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013. After determining the carrying value was not recoverable based on the undiscounted cash flows, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined as of June 30, 2012 that the fair value of the lease intangibles was $0.4 million resulting in a non-cash impairment loss of $0.6 million that was recognized during the year ended December 31, 2012, which is reflected on the accompanying Consolidated Statements of Operations. The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement. The remaining lease intangibles will be amortized through the downsize date of March 31, 2013.

        As discussed in Note 3 above, the Company recognized an impairment loss of $0.7 million during the year ended December 31, 2012 related to lease intangibles at its property located in Great Bend, KS. The fair value calculation of the lease intangibles was performed using Level 3 inputs, and this is a nonrecurring fair value measurement.

5. Debt

        Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. The following table sets forth a summary of the Company's outstanding indebtedness, including mortgage notes payable and borrowings under the Company's Credit Facility, Unsecured

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

Credit Facility and Unsecured Term Loan (each as defined below) as of December 31, 2012 and December 31, 2011 (dollars in thousands):

Loan	Interest Rate(1)	Principal outstanding as of December 31, 2012	Principal outstanding as of December 31, 2011	Current Maturity
Wells Fargo Master Loan—Fixed Amount	LIBOR + 3.00%	$—	$134,066	N/A
Credit Facility	LIBOR + 2.50%	—	—	N/A
Bank of America, N.A	7.05%	—	8,324	N/A
Sun Life(2)	6.05%	4,079	4,329	Jun-1-2016
Webster Bank N.A.(3)	4.22%	5,984	6,128	Aug-4-2016
Unsecured Credit Facility	LIBOR + 1.65%(4)	99,300	—	Sept-10-2016
Union Fidelity Life Insurance Co.(5)	5.81%	6,898	7,227	Apr-30-2017
Webster Bank N.A.(6)	3.66%	3,203	—	May-29-2017
Webster Bank N.A.(7)	3.64%	3,450	—	May-31-2017
Unsecured Term Loan	LIBOR + 1.65%(8)	150,000	—	Sept-10-2017
CIGNA-1 Facility(9)	6.50%	59,645	60,369	Feb-1-2018
CIGNA-2 Facility(10)	5.75%	60,863	59,186	Feb-1-2018
CIGNA-3 Facility(11)	5.88%	17,097	17,150	Oct-1-2019
Wells Fargo Bank, N.A.(12)	4.31%	68,696	—	Dec-1-2022

		$479,215	$296,779

(1)
Current interest rate as of December 31, 2012. At December 31, 2012 and December 31, 2011, the one-month LIBOR rate was 0.209% and 0.295%, respectively.

(2)
The $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) ("Sun Life") was assumed on October 14, 2011 in connection with the acquisition of the property located in Gahanna, OH and the debt is collateralized by this property. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.3 million as of December 31, 2012 and December 31, 2011, respectively.

(3)
The $6.2 million loan with Webster Bank, National Association ("Webster Bank N.A.") was entered into on August 4, 2011 in connection with the acquisition of the property located in Norton, MA, which property is collateral for the loan.

(4)
The spread over LIBOR is based on the Company's consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of December 31, 2012.

(5)
The $7.2 million loan was assumed on July 28, 2011 with the acquisition of the St. Louis, MO property and the debt is collateralized by this property. The principal outstanding includes an unamortized fair market value premium of $0.2 million as of December 31, 2012 and December 31, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

(6)
This Webster Bank N.A. loan was entered into on May 29, 2012 with an outstanding principal amount of $3.25 million in connection with the acquisition of the property located in Portland, ME, which property is collateral for the loan.

(7)
This Webster Bank N.A. loan was entered into on May 31, 2012 with an outstanding principal amount of $3.5 million in connection with the acquisition of the property located in East Windsor, CT, which property is collateral for the loan.

(8)
The spread over LIBOR is based on the Company's consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of December 31, 2012. The Company swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012. For further details refer to Note 6.

(9)
The Connecticut General Life Insurance Company ("CIGNA") Facility originally entered into in July 2010 (the "CIGNA-1 facility"), which loan has various property as collateral, had no remaining borrowing capacity as of December 31, 2012.

(10)
The CIGNA Facility originally entered into in October 2010 (the "CIGNA-2 facility"), which loan has various property as collateral, had a remaining borrowing capacity of approximately $2.9 million as of December 31, 2012, subject to customary terms and conditions, including underwriting.

(11)
On July 8, 2011, the Company entered into a $65.0 million acquisition loan facility with CIGNA ("CIGNA-3 facility"), which loan has various property as collateral. The CIGNA-3 facility had a remaining borrowing capacity of approximately $47.9 million as of December 31, 2012, subject to customary terms and conditions, including underwriting.

(12)
The Wells Fargo Bank, National Association ("Wells Fargo Bank, N.A.") loan is a non-recourse loan facility collateralized by 28 properties.

2012 Debt Activity

        On June 27, 2012, the Company paid down the principal outstanding on the Bank of America, N.A. loan in the amount of $8.1 million, which had an interest rate of 7.05%. The early extinguishment of the loan resulted in a gain of $18 thousand as a result of the acceleration of an unamortized fair market value premium. There were no pre-payment penalties associated with the loan.

        During the period January 1, 2012 through September 9, 2012, the Company used the Credit Facility to fund the acquisitions of properties and general corporate purposes. On September 10, 2012, the Company paid off the remaining balance under, and terminated, the Credit Facility with proceeds from the Unsecured Credit Facility (defined below). The early extinguishment of the Credit Facility resulted in a loss of $0.5 million as a result of the acceleration of the unamortized deferred financing fees. There were no pre-payment penalties associated with the loan. The Company paid an unused commitment fee equal to 0.50% of the unused portion of the Credit Facility if the usage were less than 50% of the capacity and 0.35% if usage were greater than 50%. During the year ended December 31, 2012, and the period from April 20, 2011 to December 31, 2011 the Company incurred $0.3 million, and $0.2 million in unused fees related to the Credit Facility, respectively, which is included in interest expense on the accompanying Consolidated and Combined Statements of Operations.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

        On September 10, 2012, contemporaneously with the termination of the Credit Facility, the Company closed on a credit agreement for an unsecured corporate revolving credit facility of up to $200 million with a sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit ("Unsecured Credit Facility") and a $150 million unsecured term loan ("Unsecured Term Loan") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger. The Unsecured Credit Facility has an accordion feature that allows the Company to increase its borrowing capacity to $300 million, subject to the satisfaction of certain conditions. Proceeds from the Unsecured Credit Facility and Unsecured Term Loan have and will be used for property acquisitions, working capital requirements and other general corporate purposes. The Unsecured Credit Facility has a stated four-year term, with an option to extend the maturity date for one additional year, pursuant to certain terms and conditions, including the payment of an extension fee. The Unsecured Term Loan has a stated five-year term. The Company incurred $1.2 million and $0.9 million in deferred financing fees associated with the Unsecured Credit Facility and the Unsecured Term Loan, which will be amortized over a four- and five-year term, respectively. Additionally, deferred financing fees of $0.8 million were carried over from the terminated Credit Facility, which will be amortized over the four-year term of the Unsecured Credit Facility. The Unsecured Credit Facility has an unused commitment fee equal to 0.35% of the unused portion of the Unsecured Credit Facility if the usage was less than 50% of the capacity and 0.25% if usage was greater than or equal to 50%. During the year ended December 31, 2012, the Company incurred $0.1 million unused fees related to the Unsecured Credit Facility, which is included in interest expense on the accompanying Consolidated and Combined Statements of Operations. The amount available for us to borrow under the Unsecured Credit Facility is based on the lesser of (i) 60.0% of the Borrowing Base Value (as defined in the credit agreement) of our properties that form the borrowing base of the unsecured credit facility, and (ii) the amount that would result in a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period. As of December 31, 2012, approximately $40.4 million of borrowing capacity was available under the Unsecured Credit Facility.

        On September 10, 2012, the Company paid down the remaining principal outstanding on the Wells Fargo Master Loan in the amount of $18.7 million. The Company previously made a prepayment of $105.0 million on August 15, 2012 with proceeds from its common stock offering that was completed on August 15, 2012. The early extinguishment of the Wells Fargo Master Loan resulted in a loss of $0.4 million as a result of the acceleration of the unamortized deferred financing fees. There were no pre-payment penalties associated with the loan.

        On November 8, 2012, certain of the Company's subsidiaries entered into a non-recourse secured loan facility with Wells Fargo Bank, N.A. The loan agreement is a commercial mortgage backed security that provides for a secured loan in the original principal amount of approximately $68.8 million ("CMBS Loan"). The CMBS Loan will mature on December 1, 2022 and it bears interest at a fixed rate of 4.31%. The CMBS Loan is collateralized by first mortgages on 28 of the Company's properties located in eight states. Wells Fargo Bank, N.A. has the right to securitize any portion or all of the CMBS Loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012.

2011 Debt Activity

        Prior to September 10, 2012, the Company was party to a master loan agreement with Wells Fargo (the master loan with Wells Fargo was previously owned by Anglo Irish Bank Corporation Limited

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

("Anglo Irish") until October 25, 2011 at which time Wells Fargo closed its purchase and assumption of the Anglo Irish Master Loan and the Anglo Irish Master Loan Swap). As part of the Formation Transactions, the maturity date of the Wells Fargo Master Loan was extended from January 2012 to October 2013. The Company made a partial pay down of the Wells Fargo Master Loan (variable and fixed loan) in the amount of $26.4 million in connection with the Formation Transactions. Prior to the Formation Transactions, the Company was also party to a bridge loan agreement with Anglo Irish. Upon the Formation Transactions, the bridge loan was paid off in its entirety including approximately $4.8 million of the bridge loan, which related to the Option Properties and which was assumed and paid in full with IPO proceeds.

        Upon consummation of the Formation Transactions, the Company assumed the following debt:

  •
  the CIGNA-1 facility was originally entered into in July 2010 with an outstanding balance of approximately $60.7 million and an interest rate of 6.50% per annum, scheduled to mature on February 1, 2018 (which had no remaining borrowing capacity);

  •
  the CIGNA-2 facility that was originally entered into in October 2010 with an outstanding balance of approximately $34.6 million and an interest rate of 5.75% per annum, scheduled to mature on February 1, 2018 (which had approximately $30.4 million in borrowing capacity remaining upon consummation of the Formation Transactions); and

  •
  a loan from Bank of America, N.A. with an outstanding balance of approximately $8.5 million and an interest rate of 7.05% per annum, scheduled to mature on August 1, 2027. The interest rate increases to the greater of 9.05% or the treasury rate as of August 1, 2012 plus 2% beginning in August 2012 and continues through maturity but is prepayable at par from May 1, 2012 through and including August 1, 2012. The loan was paid down in full on June 27, 2012 prior to the interest rate increase as noted in the 2012 Debt Activity above.

        Pursuant to the provisions of ASC 805, the assumed notes were recorded at fair value. The carrying values of all debt assumed concurrent with the Formation Transactions (for purposes of clarity, excluding Predecessor debt) approximated fair value with the exception of the note from Bank of America, N.A. for which a fair value premium of approximately $0.1 million was recorded.

        On April 20, 2011, in connection with the IPO, the Company closed a loan agreement for the Credit Facility of up to $100 million with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The Credit Facility had an accordion feature that allowed the Company to request an increase in the total commitments of up to $100 million to $200 million under certain circumstances.

        On October 17, 2011, the Company closed on an amendment to the Credit Facility to improve pricing, increase the borrowing capacity and create additional flexibility in the Company's covenants. Availability under the Credit Facility was the lesser of (i) the aggregate commitment, (ii) prior to satisfaction of an appraisal condition with respect to the collateral pool, 50% of the value of the borrowing base properties, and following satisfaction of an appraisal condition with respect to the collateral pool, 55% of the value of the borrowing base properties, or (iii) prior to satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.75x based on a 30-year amortization period, and following satisfaction of an appraisal condition with respect to the collateral pool, the amount that would result in a debt service coverage ratio for the borrowing base properties of not less

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

than 1.6x based on a 30-year amortization period, in each case calculated using an interest rate equal to the greatest of (i) the yield on a 10-year United States Treasury Note at such time as determined by the agent plus 3.00%, (ii) 7.50% and (iii) the weighted average interest rate(s) then in effect under the credit agreement.

        The Credit Facility was collateralized by, among other things, 20 properties at December 31, 2011. The interest rate on the Credit Facility varied depending upon the Company's consolidated leverage ratio. The Company paid an unused commitment fee equal to 0.50% of the unused portion of the Credit Facility. During the period April 20, 2011 to December 31, 2011, the Company incurred $0.2 million in unused fees, which is included in interest expense on the Consolidated Statements of Operations. The Company incurred $2.1 million of costs related to the Credit Facility, which was included in deferred financing fees, net on the Consolidated Balance Sheets prior to the termination of the Credit Facility as discussed in the 2012 Debt Activity above. At December 31, 2011, there was no outstanding balance on the Credit Facility. The Credit Facility was utilized throughout the period April 20, 2011 through December 31, 2011 to fund the acquisitions of properties and general corporate purposes.

Financial Covenant Considerations

        The Company's ability to borrow under the Unsecured Credit Facility and Unsecured Term Loan is subject to its ongoing compliance with a number of customary financial covenants, including:

  •
  a maximum consolidated leverage ratio of not greater than 0.60:1.00;

  •
  a maximum secured leverage ratio of not greater than 0.45:1.00;

  •
  a maximum unencumbered leverage ratio of not greater than 0.60:100;

  •
  a maximum secured recourse debt ratio of not greater than 7.5%;

  •
  a minimum fixed charge ratio of not less than 1.50 to 1.00; and

  •
  a minimum tangible net worth of not less than the sum of $502,634,000 plus an amount equal to 75% of the net proceeds of any additional equity issuances.

        If a default or event of default occurs and is continuing, the Company may be precluded from paying certain distributions (other than those required to allow it to qualify and maintain its status as a REIT) under the terms of the Unsecured Credit Facility and Unsecured Term Loan.

        The CMBS Loan, CIGNA-1, CIGNA-2, and CIGNA-3 facilities, the Union Fidelity Life Insurance Co. loan, Sun Life loan, and the Webster Bank N.A. loans are collateralized by the specific properties financed under the loans and a first priority collateral assignment of the specific leases and rents. Our debt is subject to certain financial and other covenants. The Company was in compliance with all financial covenants as of December 31, 2012 and December 31, 2011. The real estate net book value of the collateralized properties for the Company's debt arrangements was $269.1 million and $364.7 million at December 31, 2012 and December 31, 2011, respectively, and is limited to senior, property level secured debt financing arrangements. The 21 properties held as collateral for the CIGNA-1, CIGNA-2, and CIGNA-3 facilities are cross-collateralized.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

Fair Value of Debt

        The fair value of the Company's debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.86% to 4.64% and 3.23% to 5.88% at December 31, 2012 and December 31, 2011, respectively, and were applied to each individual debt instrument. The fair value of the Company's debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company's debt and the corresponding estimate of fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$229,915	$242,175	$296,779	$298,417
Credit Facility	$—	$—	$—	$—
Unsecured Credit Facility	$99,300	$99,300	$—	$—
Unsecured Term Loan	$150,000	$150,000	$—	$—

Future Principal Payments of Debt

        The following table reflects the Company's aggregate future principal payments of mortgage notes payable, Unsecured Credit Facility and Unsecured Term Loan at December 31, 2012 (dollars in thousands):

2013	$4,219
2014	4,447
2015	4,688
2016	112,577
2017	165,506
Thereafter	187,384

Total aggregate principal payments	$478,821
Unamortized balance of historical fair value adjustments	394

Total carrying value of debt	$479,215

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

        On September 14, 2012, the Company commenced a program of entering into seven interest rate swap agreements for notional amounts totaling $100 million with an effective date of October 10, 2012 (the date net settlements commenced) that effectively convert the one-month LIBOR rate on

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

$100.0 million of the $150.0 million Unsecured Term Loan, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on the Company's consolidated leverage ratio to a fixed rate plus a spread of 1.65% to 2.25% based on the Company's consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk and are collectively referred to as "Unsecured Term Loan Swaps" and are detailed in the table below (in thousands):

Derivative Instrument	Trade Date	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	0.727%	One-month LIBOR	September 10, 2017

        STAG Predecessor Group entered into an interest rate swap ("Wells Fargo Master Loan Swap") with a notional amount of $141.0 million to hedge against interest rate risk on its variable rate loan with Wells Fargo, which was part of the debt contributed to the Company in its Formation Transactions. The Wells Fargo Master Loan Swap was not designated as a hedge for accounting purposes and it expired on January 31, 2012. In connection with the Formation Transactions, the Company assumed and terminated an interest rate swap with Citizens Bank, N.A. with a notional amount of $45.0 million at a cost of $0.3 million. The Company also assumed a swap with Bank of America, N.A. with a notional amount of $31.0 million and terms to receive one-month LIBOR and pay a fixed rate of 1.67%, which expired on August 1, 2011. This swap was secured under the Credit Facility.

        The fair value of the interest rate swaps outstanding as of December 31, 2012 and December 31, 2011 was as follows (in thousands):

	Balance Sheet Location	Notional Amount December 31, 2012	Notional Amount December 31, 2011	Fair Value December 31, 2012	Fair Value December 31, 2011
Wells Fargo Master Loan Swap	Interest Rate Swaps	$—	$141,000	$—	$(215)
Unsecured Term Loan Swaps	Interest Rate Swaps	$100,000	$—	$(480)	$—

Cash Flow Hedges of Interest Rate Risk

        The Company's objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On September 14, 2012, the Company commenced a program of utilizing such designated derivatives to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2012 the Company did not record any hedge ineffectiveness related to the hedged derivatives.

        Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $0.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

        The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the year ended December 31, 2012 and 2011, respectively (in thousands):

	STAG Industrial, Inc.		STAG Predecessor Group
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Amount of loss recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$608	$—	$—

Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$128	$—	$—

Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

        For the Wells Fargo Master Loan Swap, which was not designated as a hedge for accounting purposes and expired on January 31, 2012, the Company recognized gains relating to the change in fair market value of the interest rate swap of $0.2 million for the year ended December 31, 2012, and $2.2 million for the period from April 20, 2011 to December 31, 2011, and $0.8 for the period from January 1, 2011 to April 19, 2011 and $(0.3) million for the year ended December 31, 2010, which is included in gain (loss) on interest rate swaps on the accompanying Consolidated and Combined Statements of Operations.

Credit-risk-related Contingent Features

        As of December 31, 2012 the fair value of the interest rate swaps are in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements, was $0.5 million. As of December 31, 2012, the Company has not posted any collateral related to these agreements. The adjustment for nonperformance risk included in the fair value of the

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

Company's net liability position was $43 thousand as of December 31, 2012. If the Company had breached any of its provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at its termination value of $0.5 million.

Fair Value of Interest Rate Swaps

        The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of December 31, 2012 and December 31, 2011, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

        The following sets forth the Company's interest rate swaps that are accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements as of December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(480)	$—	$(480)	$—

		Fair Value Measurements as of December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(215)	$—	$(215)	$—

7. Equity

Preferred Stock

        Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares (including 360,000 shares issued pursuant to the full exercise of the underwriters' overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), at a price to the public of $25.00 per share for net proceeds of $66.3 million, reflecting gross proceeds of $69.0 million, net of the underwriting discount and other direct offering costs of $2.7 million and indirect offering costs of $0.1 million. Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company's common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding-up of the Company.

        The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to November 2, 2016, except in limited circumstances relating to the Company's ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).

        The table below sets forth the dividends that have been declared by our board of directors on our Series A Preferred Stock during the year ended December 31, 2012 and the period November 2, 2011 to December 31, 2011:

Amount Declared During Quarter Ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012

Total 2012		$2.25

Amount Declared During the Period from November 2, 2011 to December 31, 2011	Declaration Date	Per Share	Date Paid
November 2—December 31	December 6, 2011	$0.36875	December 30, 2011

Total 2011		$0.36875

Common Stock

        At December 31, 2010, the Company had 110 shares of common stock outstanding at a par value of $0.01. Those shares were redeemed concurrently with the Formation Transactions. On April 20, 2011, the Company completed the IPO of its common stock. The IPO resulted in the sale of 13,750,000 shares of the Company's common stock at a price of $13.00 per share. The Company received net proceeds of $166.3 million, reflecting gross proceeds of $178.8 million, net of underwriting fees of $12.5 million. On May 13, 2011, the underwriters of the Company's IPO exercised their option to purchase an additional 2,062,500 shares of common stock at $13.00 per share, generating an additional $26.8 million of gross proceeds and $24.9 million of net proceeds after the underwriters' discount and offering costs. The total gross proceeds to the Company from the IPO and the exercise of the overallotment option was approximately $205.6 million. The Company incurred Formation Transaction costs and offering costs of $6.2 million, of which $3.7 million was expensed and the remaining $2.5 million was deducted from the gross proceeds of the IPO. Total underwriters' discounts, commissions and offering costs of $16.9 million are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheets of the Company.

        On May 29, 2012, the Company completed an underwritten public offering of 8,337,500 of shares common stock at a public offering price of $12.88 per share, inclusive of 1,087,500 shares issued pursuant to the full exercise of the underwriters' overallotment option. The Company received net proceeds of $102.8 million, reflecting gross proceeds of $107.4 million, net of underwriting discounts of

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

$4.6 million. The Company also incurred direct offering costs of $0.5 million. The underwriters' discount of $4.6 million and $0.5 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheets of the Company. The Company also incurred $0.1 million of indirect offering costs, which are included in offering costs on the accompanying Consolidated and Combined Statements of Operations.

        On August 15, 2012, the Company completed an underwritten public offering of 9,200,000 of shares common stock at a public offering price of $14.15 per share, inclusive of 1,200,000 shares issued pursuant to the full exercise of the underwriters' overallotment option. The Company received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of the underwriters' discount of $5.5 million. The Company also incurred direct offering costs of $0.2 million. The underwriters' discount of $5.5 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheets of the Company.

        On December 14, 2012, the Company announced that it had established an "at the market" ("ATM") stock offering program through which it may sell from time to time up to an aggregate of $75.0 million of its common stock through sales agents. During the year ended December 31, 2012, under the program, the Company issued an aggregate of 298,000 shares of common stock for net proceeds of $5.3 million, reflecting gross proceeds of approximately $5.4 million, net of sales agents' fees of approximately $0.1 million. The Company also incurred direct offering costs of $0.2 million. The sales agents' fees of $0.1 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheets of the Company. As of December 31, 2012, there was approximately $69.6 million of common stock available to be sold under the ATM.

        The table below sets forth the dividends that have been declared by our board of directors on our common stock during the year ended December 31, 2012 and the period April 20, 2011 to December 31, 2011:

Amount Declared During Quarter ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012

Total 2012		$1.07

Amount Declared During Period ended in 2011	Declaration Date	Per Share	Date Paid
December 31	December 15, 2011	$0.26	January 13, 2012
September 30	September 15, 2011	$0.26	October 14, 2011
April 20—June 30	May 2, 2011	$0.2057	July 15, 2011

Total 2011		$0.7257

        All of the Company's independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2012 and 2011. The number of shares of common stock granted is calculated based on the trailing 10 day average common stock price to the 10th day after each quarter close. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members' service during quarters ended in 2012 and 2011 as below:

Service During Quarter ended in 2012	Grant Date	Shares	Fair Value
December 31	January 15, 2013	2,851	$54,000
September 30	October 15, 2012	2,876	49,000
June 30	July 13, 2012	3,108	46,000
March 31	April 13, 2012	3,776	50,000

Total 2012		12,611	$199,000

Service During Period ended in 2011	Grant Date	Shares	Fair Value
December 31	January 13, 2012	4,465	$52,000
September 30	October 14, 2011	4,970	54,000
April 20—June 30	July 15, 2011	3,281	41,000

Total 2011		12,716	$147,000

Restricted Stock-Based Compensation

        Concurrently with the closing of the IPO, the Company granted a total of 80,809 restricted shares of common stock with a fair value of $1.0 million ($12.21 per share) to certain employees of the Company pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan (the "2011 Plan"). The shares of restricted common stock are subject to time-based vesting and will vest, subject to the recipient's continued employment, in five equal installments on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests.

        On January 3, 2012, the Company granted an additional 87,025 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan with a fair value of $1.0 million ($11.89 per share).

        As of December 31, 2012, 16,161 shares of restricted common stock had vested with a fair value of $0.2 million. None of the shares of restricted common stock that are subject to time-based vesting were vested as of December 31, 2011. The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.4 million in non-cash compensation expense for the year ended December 31, 2012, and $0.1 million for the period from April 20, 2011 to December 31, 2011. The Company recognized zero non-cash compensation expense for the period from January 1, 2011 to April 19, 2011 and the year ended December 31, 2010. Unrecognized compensation expense for the remaining life of the awards was $1.5 million and $0.8 million as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, there were 1,559 forfeitures of shares of restricted common stock. As of December 31, 2011, there were no forfeitures of shares restricted common stock.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

8. Noncontrolling Interest

        Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of December 31, 2012, noncontrolling interests consisted of 5,743,958 Common Units (the "Noncontrolling Common Units") and 413,551 LTIP units, which in total represented an approximately 14.71% limited partnership interest in the Operating Partnership. As of December 31, 2011, noncontrolling interests consisted of 7,590,000 Noncontrolling Common Units and 200,441 LTIP units, which in total represented an approximately 32.88% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company's ownership of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Noncontrolling Common Units

        The Noncontrolling Common Units issued at the time of the Formation Transactions were issued at fair value for an issuance price of $13.00 per Common Unit. Common Units and shares of the Company's common stock have essentially the same economic characteristics in that Common Units and shares of the Company's common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Common Units have the right to cause the Operating Partnership to redeem any or all of their Common Units for cash equal to the then-current market value of one share of the Company's common stock, or, at the Company's election, shares of common stock on a one-for-one basis. All Common Units will receive the same quarterly distribution as the per share dividends on common stock. During the year ended December 31, 2012, 1,861,831 Noncontrolling Common Units were redeemed for 1,861,831 shares of common stock.

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

LTIP Units

        Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company's common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member's capital account to the economic equivalent of the Common Unit. As of December 31, 2012, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units upon vesting. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as Common Units, which equal per share dividends on common stock.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

8. Noncontrolling Interest (Continued)

        Concurrently with the closing of the IPO, pursuant to the 2011 Plan, the Company granted a total of 159,046 LTIP units to certain executive officers pursuant to the terms of their employment agreements and a total of 41,395 LTIP units to its non-employee independent directors. These LTIP units vest quarterly over five years, with the first vesting date having commenced on June 30, 2011. In addition, on January 3, 2012, the Company granted a total of 196,260 LTIP units to certain executive officers and 22,380 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $2.3 million and $2.5 million at the April 20, 2011 and January 3, 2012 grant dates, respectively, which was determined by a lattice binomial option- pricing model based on a Monte Carlo simulation using a volatility factor of 55% and 50%, a risk-free interest rate of 2.10% and 3.40%, an expected annual dividend yield of 6.0% and 6.5% and terms of 10 years, respectively. As of December 31, 2012 and December 31, 2011, 112,506 and 30,066 LTIP units were vested, respectively. On May 7, 2012, the Company's non-employee director, Edward F. Lange, did not stand for re-election. Consequently, he forfeited 10,875 unvested LTIP units and the Company expensed the dividends previously paid to Mr. Lange on the unvested LTIP units in the amount of $8 thousand. As of December 31, 2011, there were no forfeitures of LTIP units. On July 17, 2012, the Board of Directors elected Christopher P. Marr to serve as a director of the Company, Chairman of the Company's Nominating and Corporate Governance Committee and a member of the Company's Compensation Committee, effective August 2, 2012. On August 2, 2012 the Company granted Mr. Marr 5,345 LTIP units with a fair value of $0.1 million. The Company recognized $0.9 million in non-cash compensation expense for the year ended December 31, 2012, and $0.3 million for the period from April 20, 2011 to December 31, 2011. The Company recognized zero non-cash compensation expense for the period from January 1, 2011 to April 19, 2011 and the year ended December 31, 2010. Unrecognized compensation expense was $3.5 million and $2.0 million at December 31, 2012 and December 31, 2011, respectively, and is included in additional paid-in capital on the accompanying Consolidated Statements of Equity.

9. Future Minimum Rents

        The Company's properties are leased to tenants under triple net, modified, and gross leases. Minimum lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases in effect as of December 31, 2012 are approximately as follows (in thousands):

2013	$104,414
2014	95,776
2015	82,419
2016	71,691
2017	55,410
Thereafter	171,476

        No single tenant represented more than 10.0% of the Company's total rental income for the year ended December 31, 2012, the periods from April 20, 2011 to December 31, 2011, January 1, 2011 to April 19, 2011, or the year ended December 31, 2010.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

10. Earnings Per Share

        A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the year ended December 31, 2012 and the period April 20, 2011 to December 31, 2011, there were 155,488 and 80,809, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the "OPP") (to be discussed in Note 14) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of December 31, 2012, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive. As of December 31, 2011, the absolute and relative return thresholds were not met.

        The following tables set forth the computation of basic and diluted earnings per common share for the year ended December 31, 2012, and the period from April 20, 2011 to December 31, 2011 (in thousands, except share data).

Year ended December 31, 2012
Numerator
Net loss from continuing operations	$(7,277)
Less: preferred stock dividends	6,210
Less: amount allocated to unvested restricted stockholders	122
Less: noncontrolling interest allocated to continuing operations	(3,058)

Loss from continuing operations attributable to common stockholders	$(10,551)

Loss attributable to discontinued operations	$(2,922)
Less: noncontrolling interest allocated to discontinued operations	(662)

Loss from discontinued operations attributable to common stockholders	$(2,260)

Denominator
Weighted average common shares outstanding—basic and diluted	25,046,664

Loss from continuing operations attributable to common stockholders	$(0.42)
Loss from discontinued operations attributable to common stockholders	(0.09)

Loss per share—basic and diluted	$(0.51)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

10. Earnings Per Share (Continued)

Period from April 20, 2011 to December 31, 2011
Numerator
Net loss from continuing operations	$(10,183)
Less: preferred stock dividends	1,018
Less: amount allocated to unvested restricted stockholders	—
Less: noncontrolling interest allocated to continuing operations	(3,713)

Loss from continuing operations attributable to common stockholders	$(7,488)

Income attributable to discontinued operations	$956
Less: noncontrolling interest allocated to discontinued operations	317

Income from discontinued operations attributable to common stockholders	$639

Denominator
Weighted average common shares outstanding—basic and diluted	15,630,910

Loss from continuing operations attributable to common stockholders	$(0.48)
Income from discontinued operations attributable to common stockholders	0.04

Loss per share—basic and diluted	$(0.44)

        Earnings per share are not presented for the period January 1, 2011 to April 19, 2011 or the year ended December 31, 2010 as the IPO did not close until April 20, 2011. Refer to Note 17 for discussion of an underwritten public offering of 6,284,152 shares of common stock that was completed on January 22, 2013 and will increase the weighted average common shares outstanding beginning on January 22, 2013.

11. Commitments and Contingencies

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows

        As described in Note 3, the Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired properties sourced by Columbus Nova. To the extent the Company has received a 10% internal rate of return on its invested equity on May 31, 2017, Columbus Nova will earn 20% of the returns exceeding the 10% internal rate of return. The returns will be calculated based on distributions from June 15, 2012 through May 31, 2017 and a hypothetical liquidation of the ending value of the properties owned at May 31, 2017 to be valued by third party appraisers. The fee, if any, will be paid in common stock or cash at the Company's discretion and subject to certain conditions. The fair value of the incentive fee will be measured at each balance sheet date and, to the extent there is value in the incentive fee, it will be recognized as a liability. The

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

hypothetical liquidation of the ending value of the properties was determined using a discounted cash flow analysis. The estimated cash flows used are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as market capitalization rates, discount rates, current and future rental rates, estimated operating and capital expenditures, and estimated downtime. These estimates are prepared using known data at comparable Company owned properties as well market data obtained from third party sources such as real estate leasing and brokerage firms. At December 31, 2012, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5%, exit capitalization rate of 9.0%, and market rent and expense growth rates of 1 to 3%.

Ground and Operating Lease Agreements

        The Company is the lessee for four separate ground leases and incurred ground rent expense of $0.2 million for the year ended December 31, 2012, $0.1 million and $0 for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $0 for the year ended December 31, 2010. Two of the ground leases expire in December 2023 and April 2048 with options to extend. On October 9, 2012, the Company acquired two adjacent buildings that are subject to one non-cancelable operating ground lease agreement which commenced on May 1, 1994 and has a forty year term expiring April 30, 2034. The ground lease provides for monthly minimum rent and future rent increases. For the period from October 9, 2012 to December 31, 2012, the Company expensed ground lease payments under these operating leases in the amount of $33 thousand. Rent adjustments are every five years on the basis of increases in the Consumer Price Index ("CPI") or fair market value pursuant to certain clauses in the lease agreement. The terms of the remaining ground lease is discussed further below.

        The Company is also the lessee for an operating lease that expires in May 2016, and the Company incurred rent expense of $0.4 million for the year ended December 31, 2012, $0.3 and $0 for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively, and $0 for the year ended December 31, 2010.

        Future minimum rental payments under the terms of the fixed non-cancelable ground leases and the operating lease under which we are the lessee as of December 31, 2012 are as follows (in thousands):

2013	$696
2014	708
2015	719
2016	487
2017	315
Thereafter	7,101

        On October 9, 2012, the Company acquired one building that is subject to a non-cancelable operating ground lease agreement which commenced on October 28, 1996 and is set to expire on December 31, 2038. The ground lease provides for monthly ground rent and future rent increases. Rent adjustments are every five years on the basis of increases in the CPI pursuant to certain clauses in the lease agreement. The tenant in the building is obligated to pay directly to the land owner their obligations under their lease related to the ground lease payments assumed by the tenant. To the extent

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

the tenant fails to make the ground lease payments, the Company would recognize the expense for the obligation. The Company estimates that the ground lease payments, which are the responsibility of the tenant, were approximately $33 thousand for the period from October 9, 2012 to December 31, 2012. As the future payments are not fixed and payment is the responsibility of the tenant, the amounts were not included in the table above.

12. Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of tenants related to the Company's investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 10% of rental income for the year ended December 31, 2012, the period ended from April 20, 2011 to December 31, 2011. No tenant accounted for more than 10% of the Predecessor's base rents for the period from January 1, 2011 to April 19, 2011 and the year ended December 31, 2010. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Industrial Equipment, Component and Metals, Automotive and Food and Beverages.

13. Employee Benefit Plans

        Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee's contributions annually up to 6.0% of the employee's annual salary. The Company's aggregate matching contribution for the year ended December 31, 2012 was $0.1 million and $46 thousand for the period April 20, 2011 through December 31, 2011. The Company's contribution is subject to a three-year vesting schedule.

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

        Each participant's award under the OPP is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and relative total stockholder return thresholds are achieved at the end of the measurement period, the outperformance pool will be calculated and then allocated among the award recipients in accordance with each individual's percentage. The award will be paid in the form of fully vested shares of the Company's common stock, unless the compensation committee elects, with the award recipient's consent, to issue the award recipient other securities or to make a cash payment to the award recipient equal to the award recipient's share of the outperformance pool. The number of shares of common stock earned by each award recipient will be determined at the end of the measurement period by dividing the recipient's share of the outperformance pool by the closing price of the Company's common stock on the valuation date. On September 26, 2011, the compensation committee awarded 100% of the interests in the OPP to key employees of the Company.

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

        The OPP awards were valued at approximately $1.2 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company's stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company's stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 55% and 59.3%, respectively, and a risk free rate of 0.3423%. The expense associated with the value of the OPP awards will be amortized on a straight-line basis over the measurement period. The Company recognized $0.4 million and $0.1 million in compensation expense associated with the OPP during the year ended December 31, 2012 and the period from April 20, 2011 to December 31, 2011, respectively.

        The Company issued 87,025 and 80,809 shares of restricted stock and 223,985 and 200,441 of LTIP units during the years ended December 31, 2012 and December 31, 2011. Dividends paid on both vested and unvested shares of restricted stock are charged directly to common stock dividends in excess of earnings on the Consolidated Balance Sheets. Non-cash stock-based compensation expense associated with shares issued to directors, restricted stock, LTIP units, and the OPP was approximately $1.9 million and $0.7 million for the years ended December 31, 2012 and December 31, 2011. The unrecognized compensation expense associated with the LTIP units, the restricted stock, and the OPP awards was $3.5 million, $1.5 million and $0.7 million, respectively, at December 31, 2012 and is expected to be recognized over a weighted average period of approximately 3.5 years. As of December 31, 2012 and December 31, 2011, there were 150,114 and 80,809 of unvested restricted stock and 301,043 and 170,375 of LTIP units outstanding, respectively.

        At December 31, 2012 and December 31, 2011, the number of shares available for issuance under the 2011 Plan was 1,175,362 and 1,473,937, respectively. This does not include an allocation for the OPP as the awards were not determinable as of December 31, 2012 and December 31, 2011. Additionally, there have been no shares or units issued under the OPP as of December 31, 2012.

15. Related-Party Transactions

        On January 31, 2009, STAG Predecessor Group entered into a $4.4 million loan agreement with NED Credit, Inc. (a related party). The note had an original maturity date of January 31, 2012 and was interest only through the maturity date, at which time all unpaid principal and interest was due. The borrowing rate was variable and calculated based on the applicable LIBOR rate plus 12.50%. In March

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

15. Related-Party Transactions (Continued)

2011, the loan was increased by $0.8 million to $5.2 million. The Company assumed approximately $0.6 million of the loan to NED Credit, Inc. related to the Option Properties in the Formation Transactions. STAG Predecessor Group expensed $0.2 million in interest expense related to this note payable for the period January 1, 2011 to April 19, 2011, and expensed $0.6 million for the year ended December 31, 2010. The principal balance and all accrued interest on this loan were paid in full with IPO proceeds on April 20, 2011.

        As discussed in Note 5, approximately $4.8 million of the bridge loan related to the Option Properties was assumed and paid in full in the Formation Transactions.

        On June 6, 2007, STAG Predecessor Group entered into a loan guarantee agreement with an affiliate of NED Credit Inc. The loan guarantee was for the Anglo Irish bridge loan dated August 11, 2006 and amended on June 6, 2007, which was paid in full at the IPO. STAG Predecessor Group agreed to pay the guarantor an annual fee for the guarantor's provision of the guaranty in an amount equal to nine percent (9.0%) per annum of the outstanding balance of the bridge loan. STAG Predecessor Group expensed $0.9 million in such guarantee fees, which are included in interest expense on the Consolidated and Combined Statements of Operations, for the period January 1, 2011 to April 19, 2011, and expensed $3.1 million in such guarantee fees for the year ended December 31, 2010. As of December 31, 2012 and December 31, 2011, the Company had $0 million in accrued and unpaid bridge loan guarantee fees.

        Prior to the IPO, STAG Predecessor Group was obligated to pay asset management fees to the Management Company in consideration of the Management Company's agreement that it provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $0.2 million in such asset management fees for the period January 1, 2011 to April 19, 2011, and $0.6 million for the year ended December 31, 2010. Subsequent to the Formation Transactions, the Company no longer incurs asset management fees to the Management Company.

        As part of the Formation Transactions, the Company formed a new management company, STAG Industrial Management, LLC (the "Manager"), which is a subsidiary of the Company. The Manager is performing certain asset management services for Fund, an affiliated private, fully-invested fund that owns 49 properties, with approximately 8.1 million rentable square feet. The Manager is paid an annual asset management fee based on the equity investment in the Fund assets, which is 1.25% of the equity investment. The Company recognized asset management fee income of $1.1 million for the year ended December 31, 2012 and $0.9 million for the period April 20, 2011 to December 31, 2011, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2012, the Company had a receivable in the amount of $0.5 million related to the asset management fee income included within due from related parties on the accompanying Consolidated Balance Sheets, which was subsequently received on January 17, 2013.

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

15. Related-Party Transactions (Continued)

        STAG Investments IV, LLC ("Fund IV"), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company. The Manager has entered into a services agreement with Fund IV pursuant to which it will provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV will require until its liquidation for an annual fee of $20 thousand. Fund IV was liquidated on September 10, 2012 and, as a result, the Manager no longer receives an annual fee.

        On October 9, 2012, the Company acquired 31 industrial properties representing 4.3 million square feet for a purchase price of $127.6 million from STAG Investments Holdings II, LLC, a wholly owned subsidiary of the Fund, which are related parties of the Company through common management. A special committee of independent members of the Board was formed to address conflicts arising from the common management. The special committee engaged its independent counsel and broker to manage the acquisition. On October 31, 2012, the Company acquired one additional industrial property from the Fund for a purchase price of $5.0 million. The acquisitions were funded using draws from the Unsecured Credit Facility. The Manager and its predecessor, the Management Company, served as the asset manager of the Fund for all periods presented. At December 31, 2012, the due from related parties on the accompanying Consolidated Balance Sheets included $0.2 million due from the Fund related to a true-up of final settlement statement pro-rations, and the amount was subsequently received on February 27, 2013.

16. Selected Interim Financial Information (unaudited)

        The tables below reflect the Company's selected quarterly information for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011 and for the period April 20, 2011 to June 30, 2011, and the Predecessor's selected quarterly information for the period April 1, 2011 to April 19, 2011, and the quarter ended March 31, 2011.

2012

	STAG Industrial, Inc.
	Quarter ended December 31, 2012	Quarter ended September 30, 2012	Quarter ended June 30, 2012	Quarter ended March 31, 2012
Total revenue	$27,236	$21,236	$19,475	$17,540
Income (loss) from continuing operations	$(2,844)	$(1,233)	$(1,892)	$(1,308)
Net income (loss) attributable to the common stockholders	$(3,372)	$(5,262)	$(2,235)	$(1,942)
Income (loss) per share—basic and diluted	$(0.10)	$(0.18)	$(0.11)	$(0.12)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

16. Selected Interim Financial Information (unaudited) (Continued)

2011

	STAG Industrial, Inc.			STAG Predecessor Group
	Quarter ended December 31, 2011	Quarter ended September 30, 2011	Period from April 20, 2011 to June 30, 2011	Period from April 1, 2011 to April 19, 2011	Quarter ended March 31, 2011
Total revenue	$16,552	$14,841	$10,719	$1,408	$6,299
Income (loss) from continuing operations	$(2,309)	$(1,899)	$(5,975)	$(160)	$(91)
Net income (loss) attributable to the Company	$(2,534)	$(384)	$(3,903)	$(89)	$(140)
Income (loss) attributable to the Company per share—basic and diluted	$(0.16)	$(0.02)	$(0.26)	N/A	N/A

        Earnings per share are not presented for the periods January 1, 2011 to April 19, 2011 as the IPO did not occur until April 20, 2011. Total revenue and income (loss) from continuing operations presented in the tables above will not agree to previously filed financial statements on Forms 10-Q due to the reclassification of amounts from continuing operations to discontinued operations for property sales. Refer to Note 3 for the details of properties sold.

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

        The following non-recognized subsequent events are noted:

        On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain senior executive officers and 14,525 LTIP units to non-employee, independent directors and 106,268 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan.

        On January 15, 2013, the Company issued 2,851 shares of common stock with a fair value of $0.1 million, for director's compensation for their services for the three months ended December 31, 2012.

        On January 15, 2013, the Company paid the fourth quarter dividend of $0.27 per share to all stockholders of record on December 31, 2012.

        On January 22, 2013, the Company completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters'

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

17. Subsequent Events (Continued)

overallotment option) at a price of $18.30 per share. The Company received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. The Company used the proceeds to fully pay down the then outstanding balance on the Unsecured Credit Facility.

        On February 14, 2013, the Company closed on a new $150 million unsecured term loan with a maturity date of February 14, 2020. Borrowings under this unsecured term loan currently bear interest at a floating rate equal to the one-month LIBOR plus a spread of 2.15%, based on the Company's consolidated leverage ratio. The Company borrowed $25 million under this facility at closing.

        On March 1, 2013, the board of directors declared, and the Company accrued, the first quarter of 2013 dividend on common stock of $0.30 per share to all stockholders of record on March 28, 2013.

        On March 1, 2013, the board of directors declared, and the Company accrued, the first quarter 2013 dividend on the Series A Preferred Stock of $0.5625 per share to all preferred stockholders of record as of March 15, 2013 and payable on April 1, 2013.

STAG Industrial, Inc. and STAG Predecessor Group

Schedule 2—Valuation and Qualifying Accounts

December 31, 2012

(in thousands)

Allowance for Doubtful Receivables and
Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
12/31/2012	$931	$(105)	$(826)	$—

4/20/2011—12/31/2011	$—	$969	$(38)	$931

	STAG Predecessor Group
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
1/1/2011—4/19/2011	$448	$87	$(535)	$—

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

City/State	Encumbrances	Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Albion, IN	—	8,245	1,065	—	8,245	1,065	9,310	(1,267)	2006
Alexandria, MN	—	4,568	960	151	4,719	960	5,679	(253)	2011
Appleton, WI	—	3,916	495	191	4,108	495	4,602	(582)	2007
Arlington, TX	—	2,455	413	(45)	2,410	413	2,823	(332)	2007
Belfast, ME	—	10,728	1,883	383	11,111	1,883	12,994	(584)	2011
Boardman, OH	—	3,482	282	597	4,079	282	4,361	(535)	2007
Boardman, OH	—	1,979	192	359	2,338	192	2,530	(262)	2007
Canton, OH	—	5,078	586	117	5,196	586	5,781	(819)	2007
Charlotte, NC	(12,706)	10,240	3,536	524	10,764	3,536	14,300	(630)	2011
Charlotte, NC	(16,039)	12,820	2,734	161	12,981	2,734	15,715	(816)	2011
Cheektowaga, NY	—	2,757	216	395	3,152	216	3,368	(201)	2011
Chesterfield, MI	—	1,169	207	50	1,219	207	1,426	(255)	2007
Chesterfield, MI	—	798	150	15	813	150	963	(112)	2007
Chesterfield, MI	—	802	151	131	933	151	1,084	(127)	2007
Chesterfield, MI	—	5,304	942	972	6,276	942	7,218	(1,115)	2007
Chippewa Falls, WI	—	2,303	133	—	2,303	133	2,436	(74)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(17)	2011
Cincinnati, OH	—	5,172	384	1,744	6,916	384	7,300	(896)	2007
Cleveland, TN	(3,008)	3,161	554	84	3,245	554	3,799	(165)	2011
Conyers, GA	(3,984)	4,142	969	80	4,222	969	5,192	(189)	2011
Creedmor, NC	—	3,913	772	349	4,262	772	5,034	(268)	2011
LaGrange, GA	—	3,175	240	41	3,216	240	3,456	(272)	2011
Danville, KY	—	11,814	965	905	12,719	965	13,684	(771)	2011
Daytona Beach, FL	—	875	1,237	42	917	1,237	2,154	(269)	2007
Dayton, OH	—	3,650	391	—	3,650	391	4,041	(983)	2007
Elkhart, IN	—	210	25	14	224	25	249	(35)	2007
Elkhart, IN	—	3,567	422	161	3,728	422	4,150	(527)	2007
Lexington, VA	—	2,719	354	177	2,896	354	3,250	(452)	2007
Fairfield, VA	—	—	—	—	—	—	—	—	2007
Farmington, NY	—	5,342	410	—	5,342	410	5,752	(773)	2007
Fort Worth, TX	(2,304)	2,965	389	—	2,965	389	3,354	(157)	2011
Gahanna, OH	(3,840)	4,191	1,265	—	4,191	1,265	5,456	(196)	2011
Georgetown, KY	(2,471)	2,183	875	—	2,183	875	3,058	(104)	2011
Goshen, IN	(6,449)	6,509	1,442	201	6,710	1,442	8,152	(360)	2011
Gresham, OR	(9,374)	8,740	1,730	365	9,105	1,730	10,835	(436)	2011
St. Louis, MO	(6,742)	5,815	1,382	—	5,815	1,382	7,197	(349)	2011
Holland, MI	—	5,235	489	497	5,732	489	6,221	(925)	2007
Holland, MI	—	4,046	497	(253)	3,793	497	4,290	(495)	2007
Jackson, MS	—	926	218	—	926	218	1,144	(135)	2007
Jackson, MS	—	3,142	750	565	3,707	750	4,457	(506)	2007
Jefferson, NC	—	2,875	119	—	2,875	119	2,994	(407)	2007
Lansing, MI	(8,863)	8,164	501	—	8,164	501	8,665	(398)	2011
Lewiston, ME	—	5,515	173	350	5,865	173	6,038	(895)	2007
Lexington, NC	—	3,968	232	135	4,103	232	4,335	(217)	2011
Louisville, KY	(3,553)	3,875	386	520	4,395	386	4,781	(210)	2011
Louisville, KY	(5,668)	6,182	616	632	6,814	616	7,430	(329)	2011
Madison, TN	(6,945)	6,159	1,655	126	6,285	1,655	7,940	(454)	2011
Malden, MA	—	6,778	873	—	6,778	873	7,651	(969)	2007
Salem, OH	—	6,849	858	—	6,849	858	7,707	(956)	2006

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

City/State	Encumbrances	Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(609)	2007
Milwaukee, WI	—	4,090	456	—	4,090	456	4,546	(561)	2007
Milwaukee, WI	—	5,283	1,048	368	5,651	1,048	6,699	(975)	2007
Mooresville, NC	(7,189)	7,411	701	216	7,627	701	8,328	(397)	2011
Newark, DE	—	1,478	197	137	1,615	197	1,812	(291)	2007
Newark, DE	—	2,479	330	10	2,489	330	2,819	(363)	2007
Lopatcong, NJ	—	1,400	1,554	184	1,584	1,554	3,138	(145)	2011
Piscataway, NJ	—	5,655	640	164	5,819	640	6,459	(444)	2011
Newton, NC	—	4,367	732	86	4,453	732	5,185	(345)	2011
North Jackson, OH	(7,876)	6,439	486	—	6,439	486	6,925	(307)	2011
Norton, MA	(5,984)	6,740	2,839	—	6,740	2,839	9,579	(312)	2011
O'Fallon, MO	(3,252)	2,676	1,242	69	2,745	1,242	3,987	(152)	2011
Pensacola, FL	—	4,705	282	61	4,766	282	5,048	(675)	2007
Pensacola, FL	—	206	42	83	289	42	331	(42)	2007
Warrendale, PA	—	6,437	778	421	6,858	778	7,636	(328)	2011
Pittsburgh, PA	—	3,104	795	141	3,245	795	4,040	(180)	2011
Pocatello, ID	—	3,472	399	135	3,607	399	4,006	(656)	2007
Rapid City, SD	—	11,957	2,306	24	11,981	2,306	14,287	(2,414)	2007
Rogers, MN	(12,227)	11,787	1,671	238	12,025	1,671	13,696	(909)	2011
Rogers, AR	—	8,280	1,072	99	8,379	1,072	9,451	(295)	2011
Round Rock, TX	—	3,399	394	(54)	3,345	394	3,739	(466)	2007
Rural Hall, NC	—	5,664	439	137	5,801	439	6,240	(536)	2011
Salem, OR	(3,384)	3,150	599	161	3,311	599	3,910	(198)	2011
Salem, OR	(1,520)	1,471	266	119	1,590	266	1,856	(162)	2011
Sergeant Bluff, IA	—	11,675	736	36	11,711	736	12,447	(2,417)	2007
Seville, OH	—	6,662	1,170	229	6,891	1,170	8,061	(343)	2011
Smithfield, NC	—	4,671	613	—	4,671	613	5,284	(159)	2011
Sparks, MD	—	3,577	790	(146)	3,431	790	4,221	(450)	2007
Hazelwood, MO	—	5,436	1,959	82	5,517	1,959	7,477	(769)	2006
Streetsboro, OH	(6,782)	5,481	2,161	214	5,695	2,161	7,856	(507)	2011
Sun Prairie, WI	—	6,176	2,360	222	6,398	2,360	8,758	(582)	2011
Tavares, FL	—	6,339	722	—	6,339	722	7,061	(1,175)	2006
Twinsburg, OH	—	6,497	590	—	6,497	590	7,087	(850)	2007
Vonore, TN	(9,515)	8,243	2,355	85	8,328	2,355	10,683	(583)	2011
Waco, TX	—	1,448	—	84	1,532	—	1,532	(107)	2011
Walker, MI	(4,499)	4,872	855	118	4,990	855	5,845	(286)	2011
Bardstown, KY	—	2,399	379	—	2,399	379	2,778	(359)	2007
Auburn Hills, MI	—	2,246	224	—	2,246	224	2,470	(19)	2012
El Paso, TX	—	3,096	—	134	3,230	—	3,230	(27)	2012
Gloversville 1, NY	(832)	1,317	117	—	1,317	117	1,434	(21)	2012
Gloversville 2, NY	(1,344)	2,613	151	—	2,613	151	2,764	(25)	2012
Gloversville 3, NY	(1,216)	1,790	130	—	1,790	130	1,920	(19)	2012
Gloversville 4, NY	(960)	1,514	154	—	1,514	154	1,668	(14)	2012
Greenwood 1, SC	(1,728)	1,848	166	—	1,848	166	2,014	(15)	2012
Greenwood 2, SC	(1,472)	1,232	169	—	1,232	169	1,401	(12)	2012
Holland 3, MI	(3,571)	3,475	279	—	3,475	279	3,754	(31)	2012
Independence, VA	(1,606)	2,212	226	—	2,212	226	2,438	(31)	2012
Jackson, TN	—	2,374	230	—	2,374	230	2,604	(17)	2012
Johnstown 1, NY	(832)	1,304	178	—	1,304	178	1,482	(11)	2012
Johnstown 2, NY	(1,216)	1,595	216	—	1,595	216	1,811	(12)	2012

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

City/State	Encumbrances	Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Johnstown 3, NY	(992)	978	198	—	978	198	1,176	(11)	2012
Johnstown 4, NY	(1,856)	1,467	140	—	1,467	140	1,607	(12)	2012
Kansas City, KS	(1,312)	1,125	527	—	1,125	527	1,652	(12)	2012
Lafayette 1, IN	(1,376)	2,280	295	—	2,280	295	2,575	(39)	2012
Lafayette 2, IN	(2,336)	3,554	410	—	3,554	410	3,964	(44)	2012
Lafayette 3, IN	(4,800)	8,135	906	—	8,135	906	9,041	(85)	2012
Lansing 3	(6,400)	7,162	429	—	7,162	429	7,591	(55)	2012
Marion, OH	(3,264)	3,010	243	—	3,010	243	3,253	(34)	2012
Novi, MI	(3,136)	3,879	252	—	3,879	252	4,131	(40)	2012
O'Hara, PA	(17,983)	18,875	1,435	175	19,050	1,435	20,485	(154)	2012
Parsons, KS	(1,216)	1,053	108	—	1,053	108	1,161	(10)	2012
Phenix City, AL	(1,792)	1,493	276	—	1,493	276	1,769	(17)	2012
Portage, IN	—	5,416	—	—	5,416	—	5,416	(36)	2012
Ware Shoals, SC	(288)	197	133	—	197	133	330	(2)	2012
Wichita 1, KS	(1,728)	1,835	88	—	1,835	88	1,923	(16)	2012
Wichita 2, KS	(1,888)	1,931	107	—	1,931	107	2,038	(27)	2012
Wichita 3, KS	(960)	904	140	—	904	140	1,044	(8)	2012
Wichita 4, KS	(864)	869	76	—	869	76	945	(12)	2012
Arlington, TX	—	6,151	1,246	—	6,151	1,246	7,397	(106)	2012
Atlanta, GA	—	7,437	917	—	7,437	917	8,354	(93)	2012
Avon, CT	—	2,750	336	—	2,750	336	3,086	(47)	2012
Bellevue, OH	—	3,621	381	—	3,621	381	4,002	(60)	2012
Buena Vista, VA	—	2,500	534	—	2,500	534	3,034	(29)	2012
Buffalo, NY	—	2,924	146	—	2,924	146	3,070	(48)	2012
Chicopee, MA	—	5,867	504	—	5,867	504	6,371	(49)	2012
Dallas, Ga	—	1,712	475	—	1,712	475	2,187	(19)	2012
De Pere, WI	—	6,144	525	—	6,144	525	6,669	(66)	2012
Duncan 1, SC	—	11,352	1,002	—	11,352	1,002	12,354	(130)	2012
Duncan 2, SC	—	6,928	709	—	6,928	709	7,637	(90)	2012
Edgefield, SC	—	938	220	—	938	220	1,158	(19)	2012
East Windsor, CT	(3,449)	4,713	348	447	5,160	348	5,508	(175)	2012
Franklin, IN	—	12,042	2,479	—	12,042	2,479	14,521	(306)	2012
Gurnee, IL	—	4,902	1,337	—	4,902	1,337	6,239	(78)	2012
Harrisonburg, VA	—	11,179	1,455	—	11,179	1,455	12,634	(51)	2012
Huntersville, NC	—	3,270	1,061	—	3,270	1,061	4,331	(50)	2012
Kansas City, MO	—	5,581	703	—	5,581	703	6,284	(13)	2012
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(97)	2012
Mebane 1, NC	—	4,570	481	—	4,570	481	5,051	(44)	2012
Mebane 2, NC	—	4,148	443	—	4,148	443	4,591	(42)	2012
Montgomery, IL	—	12,543	2,190	11	12,554	2,190	14,744	(32)	2012
Orlando, FL	—	1,996	721	—	1,996	721	2,717	(37)	2012
Pineville, NC	—	1,380	392	—	1,380	392	1,772	(29)	2012
Portland, TN	—	8,353	1,662	—	8,353	1,662	10,015	(239)	2012
Portland, ME	(3,203)	3,727	891	—	3,727	891	4,618	(87)	2012
Muhlenberg TWP, PA	—	14,064	843	—	14,064	843	14,907	(282)	2012
Simpsonville 1, SC	—	3,003	957	—	3,003	957	3,960	(53)	2012
Simpsonville 2, SC	—	3,418	470	—	3,418	470	3,888	(47)	2012
Smyrna, GA	—	3,286	264	—	3,286	264	3,550	(10)	2012
South Bend, IN	—	4,834	411	—	4,834	411	5,245	(115)	2012

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

City/State	Encumbrances		Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date
Spartanburg, SC	—		6,471	493	—	6,471	493	6,964	(253)	2012
Statham, GA	—		6,242	588	—	6,242	588	6,830	(18)	2012
Sterling Heights, MI	(1,727)		4,197	513	—	4,197	513	4,710	(34)	2012
Toledo, OH	—		6,831	213	—	6,831	213	7,044	(20)	2012
Woodstock, IL	—		3,796	496	—	3,796	496	4,292	(11)	2012
Total	(229,521	)(1)	696,015	104,656	15,556	711,571	104,656	816,227	(46,175)

(1)
Balance excludes the unamortized balance of historical fair value adjustments of $394.

        As of December 31, 2012, the aggregate cost for federal income tax purposes of investments in real estate was approximately $944,582.

STAG Industrial, Inc. and STAG Predecessor Group

Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

        A summary of activity for real estate and accumulated depreciation is as follows:

	STAG Industrial, Inc.		STAG Predecessor Group
	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011	Year ended December 31, 2010
Real Estate:
Balance at beginning of period	$502,258	$210,225	$210,186	$210,009
Additions during period
Other acquisitions	322,719	292,426	—	—
Improvements, etc.	3,541	4,513	39	1,500
Other additions	—	—	—	—
Deductions during period
Cost of real estate sold	(8,309)	(4,544)	—	—
Write-off of tenant improvements	(576)	(362)	—	(1,323)
Asset Impairments	(3,406)	—	—	—

Balance at the end of the period	816,227	$502,258	$210,225	$210,186

Accumulated Depreciation:
Balance at beginning of period	$30,004	$20,959	$19,261	$14,626
Additions during period
Depreciation and amortization expense	18,174	9,618	1,698	5,747
Other additions	—	—	—	—
Reductions during period
Disposals	(1,885)	(573)	—	(1,112)
Other reductions	(118)	—	—	—

Balance at the end of the period	$46,175	$30,004	$20,959	$19,261

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(10)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(9)
10.3	2011 Equity Incentive Plan(3)*
10.4	2011 Outperformance Program(7)*
10.5	Form of LTIP Unit Agreement(3)*
10.6	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.7	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)*
10.8	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.9	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.10	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.11	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*
10.12	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.13	Voting Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.14	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments III, LLC, as amended(10)
10.15	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., and STAG Investments IV, LLC, as amended(10)
10.16	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., Net Lease Aggregation Funds, LLC, Innovative Promotions LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(10)
10.17	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P., BSB STAG III, LLC, STAG III Employees, LLC, Benjamin S. Butcher, NED STAG III Residual LLC, Gregory W. Sullivan and Roseview Capital Partners LLC, as amended(10)
10.18	Contribution Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and STAG GI Investments, LLC, as amended(10)
10.19	Purchase Option Agreement, dated April 20, 2011, by STAG Investments III, LLC in favor of STAG Industrial Operating Partnership, L.P.(5)
10.20	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.21	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.22	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.23	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC(5)
10.24	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)

Exhibit Number	Description of Document
10.25	Services Agreement between STAG Industrial Management LLC and STAG Manager IV, LLC(5)
10.26	Credit Agreement by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger(5)
10.27	First Amendment to Credit Agreement, dated as of September 30, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(10)
10.28	Second Amendment to Credit Agreement, dated as of October 17, 2011, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(8)
10.29	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto (11)
10.30	First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto
10.31	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended (11)
10.32	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender (12)
10.33	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto (13)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income, (vi) the Consolidated and Combined Statements of Stockholders' Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements.
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

(11)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

(12)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(13)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.