Form 10-Q
period 2013-03-31
STAG Industrial, Inc.
filed 2013-05-08
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common Stock ($0.01 par value)	42,225,146
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012

Assets
Rental Property:
Land	$109,116	$104,656
Buildings	695,119	654,518
Tenant improvements	35,394	34,900
Building and land improvements	24,436	22,153
Less: accumulated depreciation	(52,257)	(46,175)
Total rental property, net	811,808	770,052
Cash and cash equivalents	11,980	19,006
Restricted cash	7,540	5,497
Tenant accounts receivable, net	10,373	9,351
Prepaid expenses and other assets	3,657	1,556
Deferred financing fees, net	5,903	4,704
Leasing commissions, net	2,276	1,674
Goodwill	4,923	4,923
Due from related parties	300	806
Deferred leasing intangibles, net	190,243	187,555
Total assets	$1,049,003	$1,005,124
Liabilities and Equity
Liabilities:
Mortgage notes payable	$228,844	$229,915
Unsecured credit facility	20,000	99,300
Unsecured term loans	175,000	150,000
Accounts payable, accrued expenses and other liabilities	8,832	12,111
Interest rate swaps	469	480
Tenant prepaid rent and security deposits	6,808	5,686
Dividends and distributions payable	16,122	11,301
Deferred leasing intangibles, net	6,852	6,871
Total liabilities	$462,927	$515,664
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2013 and December 31, 2012	69,000	69,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 42,221,072 and 35,698,582 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	422	357
Additional paid-in capital	524,843	419,643
Common stock dividends in excess of earnings	(75,383)	(61,024)
Accumulated other comprehensive loss	(361)	(371)
Total stockholders’ equity	518,521	427,605
Noncontrolling interest	67,555	61,855
Total equity	586,076	489,460
Total liabilities and equity	$1,049,003	$1,005,124

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue
Rental income	$26,287	$15,231
Tenant recoveries	3,665	1,987
Other income	396	321
Total revenue	30,348	17,539
Expenses
Property	2,707	1,496
General and administrative	4,506	2,998
Real estate taxes and insurance	2,636	1,359
Property acquisition costs	575	293
Depreciation and amortization	15,610	8,779
Other expenses	85	50
Total expenses	26,119	14,975
Other income (expense)
Interest income	3	4
Interest expense	(4,650)	(4,092)
Gain on interest rate swaps	—	215
Total other income (expense)	(4,647)	(3,873)
Net loss from continuing operations	$(418)	$(1,309)
Discontinued operations
Loss attributable to discontinued operations	—	(52)
Total loss attributable to discontinued operations	—	(52)
Net loss	$(418)	$(1,361)
Less: loss attributable to noncontrolling interest	(265)	(972)
Net loss attributable to STAG Industrial, Inc.	$(153)	$(389)
Less: preferred stock dividends	1,553	1,553
Less: amount allocated to unvested restricted stockholders	69	—
Net loss attributable to common stockholders	$(1,775)	$(1,942)
Weighted average common shares outstanding — basic and diluted	40,514,942	15,824,627
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.12)
Loss from discontinued operations attributable to common stockholders	$—	$(0.00)
Loss per share — basic and diluted	$(0.04)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands, except per share data)

	Three months ended March 31, 2013	Three months ended March 31, 2012

Net loss	$(418)	$(1,361)
Other comprehensive income:
Unrealized gain on interest rate swaps	11	—
Other comprehensive income	11	—
Comprehensive loss	(407)	(1,361)
Net loss attributable to noncontrolling interest	265	972
Other comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive loss attributable to STAG Industrial, Inc.	$(143)	$(389)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
		Common Shares		Paid in	in excess of	Comprehensive	Stockholder’s	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Loss	Equity	Partnership	Total Equity
Three months ended March 31, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	6,423,352	64	117,475	—	—	117,539	—	117,539
Offering costs	—	—	—	(5,149)	—	—	(5,149)	—	(5,149)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	2,851	—	—	—	—	—	—	—
Dividends and distributions, net	(1,553)	—	—	—	(12,653)	—	(14,206)	(1,904)	(16,110)
Non-cash compensation	—	—	—	341	—	—	341	402	743
Rebalancing of noncontrolling interest	—	—	—	(7,466)	—	—	(7,466)	7,466	—
Comprehensive income	—	—	—	—	—	10	10	1	11
Net income (loss)	1,553	—	—	—	(1,706)	—	(153)	(265)	(418)
Balance, March 31, 2013	$69,000	42,221,072	$422	$524,843	$(75,383)	$(361)	$518,521	$67,555	$586,076

Three months ended March 31, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	4,465	—	—	—	—	—	—	—
Dividends and distributions, net	(1,553)	—	—	—	(4,158)	—	(5,711)	(2,082)	(7,793)
Non-cash compensation	—	—	—	251	—	—	251	241	492
Rebalancing of noncontrolling interest	—	—	—	(1,093)	—	—	(1,093)	1,093	—
Net income (loss)	1,553	—	—	—	(1,942)	—	(389)	(972)	(1,361)
Balance, March 31, 2012	$69,000	15,993,050	$160	$179,076	$(24,485)	$—	$223,751	$77,496	$301,247

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012

Cash flows from operating activities:
Net loss	$(418)	$(1,361)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,610	8,860
Non-cash portion of interest expense	248	236
Intangible amortization in rental income, net	1,369	1,168
Straight-line rent adjustments, net	(772)	(690)
Gain on interest rate swaps	—	(215)
Non-cash compensation expense	745	492
Change in assets and liabilities:
Tenant accounts receivable, net	(243)	572
Leasing commissions, net	(722)	(148)
Restricted cash	(103)	(313)
Prepaid expenses and other assets	(1,438)	60
Accounts payable, accrued expenses and other liabilities	(3,325)	(1,685)
Tenant prepaid rent and security deposits	1,122	820
Due from related parties	506	91
Total adjustments	12,997	9,248
Net cash provided by operating activities	12,579	7,887
Cash flows from investing activities:
Additions of land and building improvements	(47,801)	(30,181)
Restricted cash	(387)	258
Cash paid for deal deposits, net	(670)	(200)
Additions to lease intangibles	(13,477)	(8,492)
Net cash used in investing activities	(62,335)	(38,615)
Cash flows from financing activities:
Proceeds from credit facility	—	40,000
Proceeds from unsecured credit facility	20,000	—
Repayment of unsecured credit facility	(99,300)	—
Proceeds from unsecured term loan	25,000	—
Proceeds from mortgage notes payable	—	2,500
Repayment of mortgage notes payable	(1,045)	(1,971)
Payment of loan fees and costs	(1,473)	(124)
Dividends and distributions	(11,289)	(6,160)
Proceeds from sales of common stock	117,539	—
Offering costs	(5,149)	—
Restricted cash - escrow for dividends	(1,553)	(1,553)
Net cash provided by financing activities	42,730	32,692
Increase (decrease) in cash and cash equivalents	(7,026)	1,964
Cash and cash equivalents—beginning of period	19,006	16,498
Cash and cash equivalents—end of period	$11,980	$18,462

The accompanying notes are an integral part of these consolidated financial statements.

 STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of March 31, 2013 and December 31, 2012, the Company owned an 86.94% and 85.29% limited partnership interest in the Operating Partnership, respectively.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of March 31, 2013, the Company owned 179 properties in 33 states with approximately 31.2 million square feet, consisting of 119 warehouse/distribution properties, 39 manufacturing properties and 21 flex/office properties. The Company’s properties were 95.4% leased to 161 tenants as of March 31, 2013.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 was effective for the Company on January 1, 2013. The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Supplemental cash flow information
Cash paid for interest	$4,380	$3,888
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building improvements	$(37)	$285
Dividends and distributions declared but not paid	$16,122	$7,793

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to March 31, 2013.  As of March 31, 2013, restricted cash included $1.6 million, which amount was held by the Company’s transfer agent for preferred stock dividends and distributed subsequent to March 31, 2013.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of March 31, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $0 million and $0 million, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of March 31, 2013 and December 31, 2012, the Company had accrued rental revenue of $7.2 million and $6.4 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of March 31, 2013 and December 31, 2012, the Company had an allowance on accrued rental revenue of $0 million and $0 million, respectively.

As of March 31, 2013 and December 31, 2012, the Company had a total of approximately $5.4 million and $4.8 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $2.0 million and $2.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans, which approximates the effective interest method.  Any unamortized amounts upon early repayment of debt are written off in the period of repayment. During the three months ended March 31, 2013 and March 31, 2012, amortization of deferred financing fees included in interest expense was $0.3 million and $0.3 million, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.3 million and $1.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

Income Taxes

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three months ended March 31, 2013 and March 31, 2012, respectively.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.1 million and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2013 and the year ended December 31, 2012:

Three months Ended March 31, 2013

Property Location	Date Acquired	Square Feet	Properties
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
	Total	1,806,546	7

Year Ended December 31, 2012

Property Location	Date Acquired	Square Feet	Properties
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1

Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville, SC	8/23/2012	204,952	1
Simpsonville, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane, NC	9/4/2012	223,340	1
Mebane, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan, SC	9/21/2012	474,000	1
Duncan, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1
Auburn Hills, MI	10/9/2012	87,932	1
El Paso, TX	10/9/2012	269,245	1
Gloversville, NY	10/9/2012	50,000	1
Gloversville, NY	10/9/2012	101,589	1
Gloversville, NY	10/9/2012	26,529	1
Gloversville, NY	10/9/2012	59,965	1
Greenwood, SC	10/9/2012	104,955	1
Greenwood, SC	10/9/2012	70,100	1
Holland, MI	10/9/2012	195,000	1
Independence, VA	10/9/2012	120,000	1
Jackson, TN	10/9/2012	250,000	1
Johnstown, NY	10/9/2012	52,500	1
Johnstown, NY	10/9/2012	60,000	1
Johnstown, NY	10/9/2012	42,325	1
Johnstown, NY	10/9/2012	57,102	1
Kansas City, KS	10/9/2012	56,580	1
Lafayette, IN	10/9/2012	71,400	1
Lafayette, IN	10/9/2012	120,000	1
Lafayette, IN	10/9/2012	275,000	1
Lansing, MI	10/9/2012	250,100	1
Marion, OH	10/9/2012	249,600	1
Novi, MI	10/9/2012	120,800	1
O’Hara, PA	10/9/2012	887,084	1
Parsons, KS	10/9/2012	120,000	1
Phenix City, AL	10/9/2012	117,568	1
Portage, IN	10/9/2012	212,000	1
Ware Shoals, SC	10/9/2012	20,514	1
Wichita, KS	10/9/2012	80,850	1
Wichita, KS	10/9/2012	120,000	1
Wichita, KS	10/9/2012	44,760	1
Wichita, KS	10/9/2012	47,700	1
Chicopee, MA	10/26/2012	217,000	1
Sterling Heights, MI	10/31/2012	108,000	1
Harrisonburg, VA	11/29/2012	357,673	1
Toledo, OH	12/13/2012	177,500	1
Woodstock, IL	12/14/2012	129,803	1
Kansas City, MO	12/19/2012	226,576	1
Smyrna, GA	12/20/2012	102,000	1
Montgomery, IL	12/20/2012	584,301	1
Statham, GA	12/21/2012	225,680	1
	Total	12,829,194	70

The following table (in thousands) summarizes the allocation of the consideration paid during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, for the acquired assets and liabilities in connection with the acquisitions of properties at the date of acquisition identified in the table above:

	Three months Ended March 31, 2013	Weighted Average Amortization Period (years) Lease Intangibles	Year ended December 31, 2012	Weighted Average Amortization Period (years) Lease Intangibles
Land	$4,460	N/A	$34,991	N/A
Buildings	40,601	N/A	269,616	N/A
Tenant improvements	471	N/A	10,624	N/A
Cash escrow for capital additions	—	N/A	785	N/A
Above market leases	365	5.1	16,728	10.0
Below market leases	(451)	7.9	(5,962)	6.5
In-place leases	9,777	6.3	63,397	6.6
Tenant relationships	3,784	9.1	26,241	8.2
Building and land improvements	1,537	N/A	7,488	N/A
Net assets acquired	$60,544		$423,908

The Company has included the results of operations for each of these acquired properties in its Consolidated Statements of Operations from the date of acquisition. The properties acquired during the three months ended March 31, 2013 contributed $0.4 million to total revenue and $(0.6) million to net loss including property acquisition costs of $0.4 million related to the acquisition of properties during the three months ended March 31, 2013.

The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Three months Ended March 31, 2013 (in thousands, except share data) (1)
Total revenue	$31,682
Net income (loss) (2)	$386
Net income (loss) attributable to common stockholders	$(1,079)
Weighted average shares outstanding	40,514,942
Net loss per share attributable to common stockholders	$(0.03)

Pro Forma	Three months Ended March 31, 2012 (in thousands, except share data) (3)
Total revenue	$20,141
Net income (loss) (2)	$(657)
Net income (loss) attributable to common stockholders	$(1,473)
Weighted average shares outstanding	15,824,627
Net income per share attributable to common stockholders	$(0.09)

(1)                                 The pro forma information for the three months ended March 31, 2013 is presented as if the acquisition of the properties acquired during the three months ended March 31, 2013 had occurred at January 1, 2012.

(2)                                 The net income (loss) for the three months ended March 31, 2013 excludes $0.4 million of property acquisition costs related to the acquisition of properties that closed during the three months ended March 31, 2013.  Net income (loss) for the three months ended March 31, 2012 excludes $0.2 million of property acquisition costs related to the acquisition of properties that closed during the three months ended March 31, 2012.

(3)                                 The pro forma information for the three months ended March 31, 2012 is presented as if the acquisition of the properties acquired during the three months ended March 31, 2013 and the properties acquired during the year ended December 31, 2012 had occurred at January 1, 2012 and January 1, 2011, respectively.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
In-place leases	$115,852	$108,363
Less: Accumulated amortization	(34,238)	(28,289)
In-place leases, net	81,614	80,074
Above market leases	51,064	50,699
Less: Accumulated amortization	(12,199)	(10,362)
Above market leases, net	38,865	40,337
Tenant relationships	64,834	61,050
Less: Accumulated amortization	(13,837)	(11,298)
Tenant relationships, net	50,997	49,752
Leasing commissions	25,664	23,376
Less: Accumulated amortization	(6,897)	(5,984)
Leasing commissions, net	18,767	17,392
Total deferred leasing intangibles, net	$190,243	$187,555

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Below market leases	$10,329	$9,878
Less: Accumulated amortization	(3,477)	(3,007)
Total deferred leasing intangibles, net	$6,852	$6,871

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $9.4 million and $5.0 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Rental income, inclusive of results from discontinued operations, related to net amortization of above (below) market leases decreased by $1.4 million and $1.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
Remainder of 2013	$35,334	$5,285
2014	29,953	4,802
2015	23,589	5,088
2016	19,642	4,755
2017	15,405	3,525

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans and the Unsecured Credit Facility (each defined below) are generally due in monthly installments of interest.

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Credit Facility and Unsecured Term Loans (each as defined below) as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of March 31, 2013	Principal outstanding as of December 31, 2012	Current Maturity
Sun Life(2)	6.05%	4,014	4,079	Jun-1-2016
Webster Bank (3)	4.22%	5,947	5,984	Aug-4-2016
Bank of America Unsecured Credit Facility	LIBOR + 1.65%(4)	20,000	99,300	Sept-10-2016
Union Fidelity (5)	5.81%	6,813	6,898	Apr-30-2017
Webster Bank (6)	3.66%	3,183	3,203	May-29-2017
Webster Bank (7)	3.64%	3,427	3,450	May-31-2017
Bank of America Unsecured Term Loan	LIBOR + 1.65%(8)	150,000	150,000	Sept-10-2017
CIGNA-1 Facility(9)	6.50%	59,457	59,645	Feb-1-2018
CIGNA-2 Facility(10)	5.75%	60,650	60,863	Feb-1-2018
CIGNA-3 Facility(11)	5.88%	17,044	17,097	Oct-1-2019
Wells Fargo Bank, Unsecured Term Loan	LIBOR + 2.15%(12)	25,000	—	Feb-14-2020
Wells Fargo Bank, CMBS Loan (13)	4.31%	68,309	68,696	Dec-1-2022
		$423,844	$479,215

(1)                                 Current interest rate as of March 31, 2013. At March 31, 2013 and December 31, 2012, the one-month LIBOR rate was 0.2037% and 0.2087%, respectively.

(2)                                 The $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the property located in Gahanna, OH and the debt is collateralized by this property. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.2 million as of March 31, 2013 and December 31, 2012, respectively.

(3)                                 The $6.2 million loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the property located in Norton, MA and the debt is collateralized by this property.

(4)                                 The spread over LIBOR for this unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of March 31, 2013 and December 31, 2012.  The Company paid unused fees of $0.2 million for the three months ended March 31, 2013 and did not have unused fees for the three months ended March 31, 2012 as the Company did not enter into the Unsecured Credit Facility until September 10, 2012.  The borrowing capacity as of March 31, 2013 was $180 million.

(5)                                The $7.2 million loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO property and the debt is collateralized by this property. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of March 31, 2013 and December 31, 2012, respectively.

(6)                                 The $3.25 million loan with Webster Bank loan was entered into on May 29, 2012 in connection with the acquisition of the property located in Portland, ME and the debt is collateralized by this property.

(7)                                 The $3.5 million loan with Webster Bank loan was entered into on May 31, 2012 in connection with the acquisition of the property located in East Windsor, CT and the debt is collateralized by this property.

(8)                                 The Bank of America, N.A. (“Bank of America”) unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of March 31, 2013 and December 31, 2012. The Company swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012. For further details refer to Note 6.

(9)                                 The Connecticut General Life Insurance Company (“CIGNA”) facility originally entered into in July 2010 (the “CIGNA-1 Facility”), which loan has various properties as collateral, had no remaining borrowing capacity as of March 31, 2013.

(10)                          The CIGNA facility originally entered into in October 2010 (the “CIGNA-2 Facility”), which loan has various property as collateral, had a remaining borrowing capacity of approximately $2.9 million as of March 31, 2013, subject to customary terms and conditions, including underwriting.

(11)                          The CIGNA facility originally entered into on July 8, 2011, (“CIGNA-3 Facility”), which loan has various properties as collateral. The CIGNA-3 Facility had a remaining borrowing capacity of approximately $47.9 million as of March 31, 2013, subject to customary terms and conditions, including underwriting.

(12)                          The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 2.15% and 2.70%. The spread was 2.15% as of March 31, 2013.  The Company swapped LIBOR for a fixed rate for $25.0 million of the $150.0 million capacity on the unsecured term loan.  For further details refer to Note 6.

(13)                          The Wells Fargo Bank, National Association (“Wells Fargo Bank”) loan (“CMBS Loan”) was entered into on November 8, 2012 and is a non-recourse loan facility collateralized by 28 properties.

On February 14, 2013, the Company closed a $150.0 million unsecured term loan with Wells Fargo Bank with a maturity date of February 14, 2020 (the “Wells Fargo Unsecured Term Loan”).  Borrowings under the Wells Fargo Unsecured Term Loan will bear interest at a floating rate equal to the one-month LIBOR plus a spread that will range from 2.15% and 2.70%, based on the Company’s consolidated leverage ratio.  The spread was 2.15% as of March 31, 2013.  The Wells Fargo Unsecured Term Loan has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company borrowed $25 million under this loan at closing and there were no subsequent draws through March 31, 2013.  The remaining $125.0 million can be drawn down by the Company through February 14, 2014.  On March 1, 2013, the Company entered into an interest rate swap to convert the one-month LIBOR to 1.33% (see Note 6 for further details).  The Company incurred $1.4 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan, which will be amortized over its seven year term. The Company also incurred an annual fee of $50 thousand to be amortized over one year.  The Wells Fargo Unsecured Term Loan has an unused commitment fee equal to 0.35% of its unused portion, which is paid monthly in arrears.  During the period February 14, 2013 to March 31, 2013, the Company incurred an unused fee of $56 thousand.

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility, and the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan (together, the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan are the “Unsecured Term Loans”) is subject to its ongoing compliance with a number of customary financial covenants, including:

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

•                  a minimum tangible net worth covenant test; and

•                  various thresholds on Company level investments.

If a default or event of default occurs and is continuing, the Company may be precluded from paying certain distributions (other than those required to allow it to qualify and maintain its status as a REIT) under the terms of the Unsecured Credit Facility and Unsecured Term Loans.

The CMBS Loan, CIGNA-1 Facility, CIGNA-2 Facility, CIGNA-3 Facility, the Union Fidelity loan, Sun Life loan, and the Webster Bank loans are collateralized by the specific properties whose acquisition costs were financed by the loans and by a first priority collateral assignment of the specific leases and rents. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of March 31, 2013 and December 31, 2012.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.86% to 4.64% and 1.86% to 4.64% at March 31, 2013 and December 31, 2012, respectively, and were applied to each individual debt instrument.  The fair value of the Company’s debt is based on Level 3 inputs.  The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$228,844	$240,533	$229,915	$242,175
Unsecured Credit Facility	$20,000	$20,000	$99,300	$99,300
Bank of America Unsecured Term Loan	$150,000	$150,000	$150,000	$150,000
Wells Fargo Bank Unsecured Term Loan	$25,000	$25,000	$—	$—

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

On March 1, 2013, the Company entered into an interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the $25.0 million outstanding balance of the $150.0 million Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to a fixed rate of 1.33% plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio. This swap was designated as a cash flow hedge of interest rate risk.  The following table details the Company’s outstanding interest rate swaps as of March 31, 2013 (collectively, the “Unsecured Term Loan Swaps”) (in thousands).

Interest Rate Derivative	Trade Date	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	0.727%	One-month LIBOR	September 10, 2017
Interest rate swap	March-1-2013	$25,000	1.33%	One-month LIBOR	February 14, 2020

The fair value of the interest rate swaps outstanding as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	Balance Sheet Location	Notional Amount March 31, 2013	Fair Value March 31, 2013	Notional Amount December 31, 2012	Fair Value December 31, 2012
Unsecured Term Loan Swaps	Interest Rate Swaps	$125,000	$(469)	$100,000	$(480)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifies as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On September 14, 2012, the Company commenced a program of utilizing such designated derivatives to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $0.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2013 and March 31, 2012, respectively:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Amount of loss recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$154	$—
Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$165	$—
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of March 31, 2013, the fair value of the interest rate swaps are in a net liability position of $0.4 million, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of March 31, 2013, the Company has not posted any collateral related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net liability position was $0.1 million as of March 31, 2013.  If the Company had breached any of its provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at its termination value of $0.4 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market- based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of March 31, 2013 and December 31, 2012, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Market Measurements as of March 31, 2013 Using:
	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(469)	$—	$(469)	$—

		Fair Market Measurements as of December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(480)	$—	$(480)	$—

7. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share.  Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to November 2, 2016, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).

The table below sets forth the dividends that have been declared by the Company’s board of directors on the Series A Preferred Stock during the three months ended March 31, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
March 31	March 1, 2013	$0.5625	April 1, 2013
Total 2013		$0.5625

Amount Declared During Quarter Ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012
Total 2012		$2.25

Common Stock

On January 22, 2013, the Company completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $18.30 per share. The Company received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. The Company also incurred direct offering costs of $0.2 million. The underwriters’ discount of $4.9 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company. The Company used the proceeds to fully pay down the then outstanding balance on the Unsecured Credit Facility.

During the three months ended March 31, 2013, the Company sold 139,200 shares of common stock under its “at the market” (“ATM”) program that commenced on December 14, 2012.  The Company received net proceeds of $2.5 million, reflecting gross proceeds of $2.5 million, net of the sales agents’ fees of approximately $38 thousand.  The Company used the net proceeds for general corporate purposes.  As of March 31, 2013, there was approximately $67.1 million of common stock available to be sold under the ATM.

The table below sets forth the dividends that have been declared by the Company’s board of directors on its common stock during the three months ended March 31, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter ended in 2013	Declaration Date	Per Share	Date Paid
March 31	March 1, 2013	$0.30	April 15, 2013
Total 2013		$0.30

Amount Declared During Quarter ended in 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012
Total 2012		$1.07

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2013 and 2012. The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during quarters ended in 2013 and 2012 as below:

Service During Quarter ended in 2013	Grant Date	Shares	Fair Value
March 31	April 15, 2013	2,418	$52,000
Total 2013		2,418	$52,000

Service During Quarter ended in 2012	Grant Date	Shares	Fair Value
December 31	January 15, 2013	2,851	$54,000
September 30	October 15, 2012	2,876	49,000
June 30	July 13, 2012	3,108	46,000
March 31	April 13, 2012	3,776	50,000
Total 2012		12,611	$199,000

Restricted Stock-Based Compensation

On January 3, 2013, the Company granted 106,268 shares of time-based restricted common stock to certain employees of the Company pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) with a fair value of $1.9 million ($18.11 per share).

As of March 31, 2013 and December 31, 2012, 33,366 and 16,161 shares of restricted common stock had vested with a fair value of $0.5 million and $0.2 million, respectively.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.2 million and $0.1 million in non-cash compensation expense for the three months ended March 31, 2013 and March 31, 2012, respectively. Unrecognized compensation expense for the remaining life of the awards was $3.1 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, there were 11,540 forfeitures of shares of restricted common stock.  As of December 31, 2012, there were 1,559 forfeitures of shares restricted common stock.

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of March 31, 2013, noncontrolling interests consisted of 5,743,958 Common Units (the “Noncontrolling Common Units”) and 601,120 long-term incentive plan units in the Operating Partnership (“LTIP units”), which in total represented an approximately 13.06% limited partnership interest in the Operating Partnership. As of December 31, 2012, noncontrolling interests consisted of 5,743,958 Noncontrolling Common Units and 413,551 LTIP units, which in total represented an approximately 14.71% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Stockholders’ Equity.

Noncontrolling Common Units

Noncontrolling Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Noncontrolling Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Noncontrolling Common Units have the right to cause the Operating Partnership to redeem any or all of their Noncontrolling Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. All Noncontrolling Common Units will receive the same quarterly distribution as the per share dividends on common stock.  During the three months ended March 31, 2013, there were no redemptions of Noncontrolling Common Units for shares of common stock.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Noncontrolling Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Noncontrolling Common Unit.  As of March 31, 2013, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Noncontrolling Common Units. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as Noncontrolling Common Units, which equal per share dividends on common stock.

On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and terms of 10 years. As of March 31, 2013 and December 31, 2012, 142,471 and 112,506 LTIP units were vested, respectively.  Unrecognized compensation expense was $6.4 million and $3.5 million at March 31, 2013 and December 31, 2012, respectively, and is included in additional paid-in capital on the accompanying Consolidated Statements of Stockholders’ Equity.

9. Earnings Per Share

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three months ended March 31, 2013 and March 31, 2012, there were 229,368 and 165,921, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the “OPP”) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of March 31, 2013, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.  The absolute and relative return thresholds were not met as of March 31, 2012.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013, and March 31, 2012, respectively (in thousands, except share data).

Three months Ended March 31, 2013
Numerator
Net loss from continuing operations	$(418)
Less: preferred stock dividends	1,553
Less: amount allocable to unvested restricted stockholders	69
Less: noncontrolling interest allocable to continuing operations	(265)
Loss from continuing operations available to common stockholders	$(1,775)
Income attributable to discontinued operations	$—
Less: noncontrolling interest allocable to discontinued operations	—
Income from discontinued operations attributable to common stockholders	$—
Denominator
Weighted average common shares outstanding—basic and diluted	40,514,942
Loss from continuing operations attributable to common stockholders	$(0.04)
Loss from discontinued operations attributable to common stockholders	—
Loss per share—basic and diluted	$(0.04)

Three months Ended March 31, 2012
Numerator
Net loss from continuing operations	$(1,309)
Less: preferred stock dividends	1,553
Less: amount allocable to unvested restricted stockholders	—
Less: noncontrolling interest allocable to continuing operations	(955)
Loss from continuing operations available to common stockholders	$(1,907)
Loss attributable to discontinued operations	$(52)
Less: noncontrolling interest allocable to discontinued operations	(17)
Income from discontinued operations attributable to common stockholders	$(35)
Denominator
Weighted average common shares outstanding—basic and diluted	15,824,627
Loss from continuing operations attributable to common stockholders	$(0.12)
Loss from discontinued operations attributable to common stockholders	(0.00)
Loss per share—basic and diluted	$(0.12)

10. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired properties sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At March 31, 2013 and December 31, 2012, the fair value of the incentive fee was zero.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 10% of rental income for the three months ended March 31, 2013 and March 31, 2012.

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

The following non-recognized subsequent events are noted:

On April 1, 2013, the Company paid the first quarter of 2013 dividend of $0.5625 per share to holders of record of the Series A Preferred Stock on March 15, 2013.

On April 15, 2013, the Company issued 2,418 shares of common stock with a fair value of $52 thousand, for directors’ compensation for their services for the three months ended March 31, 2013.

On April 15, 2013, the Company paid the first quarter of 2013 dividend of $0.30 per share to all common stockholders of record on March 28, 2013.

On April 16, 2013, the Company completed an underwritten public offering of 2,800,000 shares of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share, resulting in gross proceeds of $70.0 million.  Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with the Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series B Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series B Preferred Stock prior to April 16, 2018, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series B Preferred Stock).  The Company used the net proceeds to pay off the outstanding amount due under the Unsecured Credit Facility and to fund acquisitions.

During the period from April 1, 2013 to May 7, 2013, the Company paid down the Unsecured Credit Facility in full, resulting in a zero balance as of May 7, 2013.

On May 6, 2013, the board of directors declared, and the Company accrued, the second quarter of 2013 dividend on common stock of $0.30 per share to all stockholders of record on June 28, 2013.

On May 6, 2013, the board of directors declared, and the Company accrued, the second quarter 2013 dividend on the Series A Preferred Stock of $0.5625 per share to all record holders of Series A Preferred Stock as of June 14, 2013 and payable on July 1, 2013.

On May 6, 2013, the board of directors declared, and the Company accrued, the second quarter 2013 dividend on the Series B Preferred Stock of $0.34505 per share (prorated for period April 16, 2013 to June 30, 2013) to all record holders of Series B Preferred Stock as of June 14, 2013 and payable on July 1, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2012, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The consolidated financial statements for the quarter ended March 31, 2013 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (“operating partnership”) and our subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•                  the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•                  the competitive environment in which we operate;

•                  real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•                  decreased rental rates or increasing vacancy rates;

•                  potential defaults under or non-renewal of leases by tenants;

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

As of March 31, 2013, we owned 179 properties in 33 states with approximately 31.2 million square feet, consisting of 119 warehouse/distribution properties, 39 manufacturing properties and 21 flex/office properties, and our properties were 95.4% leased to 161 tenants, with no single tenant accounting for more than 2.6% of our total annualized rent and no single industry accounting for more than 10.7% of our total annualized rent.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009. On April 20, 2011, we completed our formation transactions and became a public company.  At March 31, 2013, we owned an 86.94% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of March 31, 2013, our properties were approximately 95.4% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Certain leases entered into by us contain tenant concessions such as free rent. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. As of March 31, 2013, we had approximately 1.4 million rentable square feet of currently available space in our properties.  Of the 0.9 million square feet of leases that have expired during the three months ended March 31, 2013, we have already renewed 0.9 million square feet of leases, resulting in a 100% tenant retention rate as of March 31, 2013.  As of March 31, 2013, for the period April 1, 2013 through December 31, 2013, none of our top ten leases based on March 31, 2013 annualized revenue will be expiring.

Conditions in Our Markets

The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance.

Rental Expenses

Our rental expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our rental expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our property portfolio. The terms of those leases vary and on some occasions we may absorb property related expenses of our tenants. In our modified gross leases, we are responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all aspects of and costs related to the property and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through rental expenses to our tenants.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes.  We consider our same store (as defined below) portfolio to consist of only those properties owned and operated at the beginning and at the end of both of the applicable three month periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in property-level operating performance without taking into account the effects of acquisitions or dispositions.

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below.  On January 1, 2012, we owned 105 properties including 57 warehouse/distribution properties, 28 manufacturing properties and 20 flex/office properties.  Subsequent to January 1, 2012, we sold three properties for which the results of operations are included in loss from discontinued operations and are not considered part of our same store portfolio.  Therefore, there are 102 properties which are considered our same store portfolio (“same store”) in the analysis below.

The results of operations from acquisitions relates to the following activity:

•                  During the three months ended March 31, 2013, seven properties were acquired for a cost of approximately $60.5 million.

•                  During the year ended December 31, 2012, 70 properties were acquired for a cost of approximately $423.9 million.

Comparison of three months ended March 31, 2013 to the three months ended March 31, 2012

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2013 and 2012 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2013 and 2012 with respect to the properties acquired after January 1, 2012.

	Same Store Portfolio				Acquisitions		Total Portfolio
	Three months ended March 31, 2013	Three months ended March 31, 2012	Change	% Change	Three months ended March 31, 2013	Three months ended March 31, 2012	Three months ended March 31, 2013	Three months ended March 31, 2012	Change	% Change

Revenue
Operating revenue
Rental income	$14,899	$15,114	$(215)	-1.4%	$11,388	$117	$26,287	$15,231	$11,056	72.6%
Tenant recoveries	2,301	1,980	321	16.2%	1,364	7	3,665	1,987	1,678	84.4%
Other income (1)	134	12	122	1016.7%	3	—	137	12	125	1041.7%
Total operating revenue	17,334	17,106	228	1.3%	12,755	124	30,089	17,230	12,859	74.6%
Expenses
Operating expenses
Property	1,896	1,495	401	26.8%	811	1	2,707	1,496	1,211	80.9%
Real estate taxes and insurance	1,409	1,352	57	4.2%	1,227	7	2,636	1,359	1,277	94.0%
Total operating expenses	3,305	2,847	458	16.1%	2,038	8	5,343	2,855	2,488	87.1%
Net operating income (2)	$14,029	$14,259	$(230)	-1.6%	$10,717	$116	$24,746	$14,375	$10,371	72.1%
Other expense (income)
General and administrative							4,506	2,998	1,508	50.3%
Asset management fees income							(259)	(309)	50	-16.2%
Property acquisition costs							575	293	282	96.2%
Depreciation and amortization							15,610	8,779	6,831	77.8%
Other expenses							85	50	35	70.0%
Total other expenses(income)							20,517	11,811	8,706	73.7%
Total expenses							25,860	14,666	11,194	76.3%

Other income (expense)
Interest income							3	4	(1)	-25.0%
Interest expense							(4,650)	(4,092)	(558)	13.6%
Gain on interest rate swaps							—	215	(215)	-100.0%
Total other income (expense)							(4,647)	(3,873)	(774)	20.0%
Discontinued operations
Loss attributable to discontinued operations							—	(52)	52	100.0%
Total loss attributable to discontinued operations							—	(52)	52	-100.0%
Net loss							$(418)	$(1,361)	$943	-69.3%
Less: loss attributable to noncontrolling interest							(265)	(972)	707	-72.7%
Net loss attributable to common stockholders							$(153)	$(389)	$236	-60.7%

(1)                                      Other income excludes asset management fee income, which is included below in Other expenses (income) for purposes of calculating net operating income.

(2)                                      Net operating income excludes the results of discontinued operations in the table above. For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of rental income from our properties, lease termination fees and tenant reimbursements for insurance, and real estate taxes and certain other expenses.

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.2 million or 1.4% to $14.9 million for the three months ended March 31, 2013 compared to $15.1 million for the three months ended March 31, 2012.  Same-store rental income decreased primarily as a result of a decrease in straight-line rent of approximately $0.2 million.  Additionally, during the three months ended March 31, 2012, we had termination income related to one tenant of approximately $60 thousand and there was no termination income during the three months ended March 31, 2013.

Same store tenant recoveries increased by $0.3 million or 16.2% to $2.3 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012.  The increase was primarily attributable to an $0.1 million increase in real estate tax income related to increased real estate tax rates during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.   Additionally, the increase was primarily attributable to one of the properties where a single tenant occupied the building during the three months ended March 31, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during 2012 and the same building was occupied by multiple tenants during the three months ended March 31, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenant, resulting in an increase of $0.2 million.

Same store other income increased by $0.1 million or 1,016.7% primarily as a result of the reimbursement of $51 thousand of make ready repair costs from a tenant that vacated.  Additionally, $31 thousand related to a settlement received from a prior tenant for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.5 million or 16.1% to $3.3 million for the three months ended March 31, 2013 compared to $2.8 million for the three months ended March 31, 2012.  The increase was primarily attributable to one of the properties where a single tenant occupied the building during the three months ended March 31, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during 2012 and the same building was occupied by multiple tenants during the three months ended March 31, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenants, resulting in an increase of $0.3 million.  Additionally, there was an increase of $0.1 million related to snow removal.  Real estate taxes increased by $0.1 million across several properties due to the increase in the real estate tax rates.

Total Other Expenses (Income)

Total other expenses (income) consists of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $8.7 million or 73.7% for the three months ended March 31, 2013 to $20.5 million compared to $11.8 million for the three months ended March 31, 2012.  The increase was primarily related to an increase of $6.8 million in depreciation and amortization as a result of the properties acquired which increased the depreciable asset base.  The increase was also attributable to a $1.5 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, and gain on interest rate swaps.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.8 million, or 20.0%, to $4.6 million for the three months ended March 31, 2013 compared to $3.9 million for the three months ended March 31, 2012.  The increase was primarily attributable to a $0.6 million increase in interest expense related to the increase in total debt outstanding of $423.8 million as of March 31, 2013 compared to $337.3 million as of March 31, 2012.  Additionally, during the three months ended March 31, 2012, we had a gain on an interest rate swap of $0.2 million that matured during 2012.

Total Loss Attributable to Discontinued Operations

Loss attributable to discontinued operations reflects the results of operations related to the sale of three non-strategic properties located in Youngstown, OH and Great Bend, KS (two properties) during 2012.  The total loss attributable to discontinued operations decreased by $52 thousand, which was a result of loss associated with the Youngstown, OH and Great Bend, KS properties that was incurred during the three months ended March 31, 2012.  As the properties were sold during 2012, there was no net income or loss generated by the properties during the three months ended March 31, 2013.

Total Net Loss

Net loss decreased by $0.9 million, or 69.3%, to $0.4 million for the three months ended March 31, 2013 compared to $1.4 million for the three months ended March 31, 2012. The decrease is attributable to all of the aforementioned factors above.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (dollars in thousands):

	Three months Ended March 31,
	2013	2012	Change	% Change

Cash provided by operating activities	$12,579	$7,887	4,692	59.5%
Cash used in investing activities	(62,335)	(38,615)	(23,720)	61.4%
Cash provided by financing activities	42,730	32,692	10,038	30.7%

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Net cash provided by operating activities.  Net cash provided by operating activities increased $4.7 million to $12.6 million for the three months ended March 31, 2013 compared to $7.9 million for the three months ended March 31, 2012. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $0.4 million for the three months ended March 31, 2013 compared to a net loss of $1.4 million for the three months ended March 31, 2012, but after adjusting the net loss to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $8.3 million. This is primarily a result of the add back of depreciation and amortization of $15.6 million during the three months ended March 31, 2013 compared to $8.9 million during the three months ended March 31, 2012.

Net cash used in investing activities.  Net cash used in investing activities increased by $23.7 million to $62.3 million for the three months ended March 31, 2013 compared to $38.6 million for the three months ended March 31, 2012.  The change is primarily attributable to acquisition of seven properties during the three months ended March 31, 2013 compared to the acquisition of five properties during the three months ended March 31, 2012.

Net cash provided by financing activities.  Net cash provided by financing activities increased $10.0 million to $42.7 million for the three months ended March 31, 2013 compared to $32.7 million for the three months ended March 31, 2012.  The change is primarily attributable to the net proceeds of $112.4 million from the sale of common stock offset by the net repayment of debt in the amount of $55.3 million during the three months ended March 31, 2013 while during the three months ended March 31, 2012 there was no sale of common stock and we received proceeds under the secured credit facility of $40 million.  Additionally, dividends and distributions increased by $5.1 million as a result of the increased number of shares and units outstanding as well as a $0.04 increase in the dividend per share and unit.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions that have been declared by our board of directors on our common stock and common units during the three months ended March 31, 2013:

Amount Declared During Quarter ended in 2013	Declaration Date	Per Share	Date Paid
March 31	March 1, 2013	$0.30	April 15, 2013
Total 2013		$0.30

We also pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  The table below sets forth the dividends that have been declared by our board of directors on the Series A Preferred Stock during the three months ended March 31, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
March 31	March 1, 2013	$0.5625	April 1, 2013
Total 2013		$0.5625

On January 22, 2013, we completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $18.30 per share. We received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. We also incurred direct offering costs of $0.2 million. The underwriters’ discount of $4.9 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in our Consolidated Balance Sheet included in this report. We used the proceeds to fully pay down the then outstanding balance on our $200 million unsecured corporate revolving credit facility with Bank of America, N.A (“Bank of America”) as administrative agent (“unsecured credit facility”).

During the three months ended March 31, 2013, we sold 139,200 shares of common stock under our “at the market” (“ATM”) program that commenced on December 14, 2012.  We received net proceeds of $2.5 million, reflecting gross proceeds of $2.5 million, net of the sales agents’ fees of approximately $38 thousand.  Due to restrictions from the secondary offering and the year-end earnings announcement, the ATM program was only active for a limited time.  We used the net proceeds for general corporate purposes.  As of March 31, 2013, there were approximately $67.1 million of common stock available to be sold under the ATM.

Subsequent to March 31, 2013, on April 16, 2013, we completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share, resulting in gross proceeds of $70.0 million.  Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series B Preferred Stock ranks senior to our common stock and on parity with our Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our Company.  The Series B Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series B Preferred Stock prior to April 16, 2018, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series B Preferred Stock).  We used the net proceeds to pay off the outstanding amount due under the unsecured credit facility and to fund acquisitions.

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities.  Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, the issuance of equity or debt securities or, in connection with acquisitions of additional properties, the issuance of common units in the operating partnership, property dispositions, and joint venture transactions.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of March 31, 2013 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Sun Life(2)	4,014	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,947	Fixed	4.22%		Aug-4-2016
Bank of America unsecured credit facility	20,000	Variable	LIBOR + 1.65	%(4)	Sept-10-2016
Union Fidelity(5)	6,813	Fixed	5.81%		Apr-30-2017
Webster Bank(6)	3,183	Fixed	3.66%		May-29-2017
Webster Bank(7)	3,427	Fixed	3.64%		May-31-2017
Bank of America unsecured term loan(8)	150,000	Variable	LIBOR + 1.65%		Sept-10-2017
CIGNA-1 facility(9)	59,457	Fixed	6.50%		Feb-1-2018
CIGNA-2 facility(10)	60,650	Fixed	5.75%		Feb-1-2018
CIGNA-3 facility(11)	17,044	Fixed	5.88%		Oct-1-2019
Wells Fargo Bank unsecured term loan(12)	25,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo Bank, CMBS Loan(13)	68,309	Fixed	4.31%		Dec-1-2022
	$423,844		4.01	%(14)

(1)                                 Current interest rate as of March 31, 2013. At March 31, 2013 and December 31, 2012, the one-month LIBOR rate was 0.2037% and 0.2087%, respectively.

(2)                                 Principal outstanding under this loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) includes an unamortized fair market value premium of $0.2 million as of March 31, 2013, which is not included in the calculation of the weighted average interest rate. The loan is collateralized by the Gahanna, OH property.

(3)                                 We entered into this loan with Webster Bank, National Association (“Webster Bank”) with an outstanding principal amount of $6.2 million on August 4, 2011 in connection with the acquisition of the property located in Norton, MA, which property is collateral for the loan.

(4)                                 The spread over LIBOR for the unsecured credit facility is based on our consolidated leverage ratio and will range between 1.65% and 2.25%.  The spread was 1.65% as of March 31, 2013.

(5)                                Principal outstanding under this loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) includes an unamortized fair market value premium of $0.1 million as of March 31, 2013, which is not included in the calculation of the weighted average interest rate. The St. Louis, MO property is collateral for this loan.

(6)                                 We entered into this loan Webster Bank with an outstanding principal amount of $3.25 million on May 29, 2012 in connection with the acquisition of the property located in Portland, ME, which property is collateral for the loan.

(7)                                 We entered into the loan Webster Bank with an outstanding principal amount of $3.5 million on May 31, 2012 in connection with the acquisition of a property located in East Windsor, CT, which property is collateral for the loan.

(8)                                 The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of March 31, 2013.  We swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012.

(9)                                 Acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) that was originally entered into in July 2010 (the “CIGNA-1 facility”), which loan has various properties as collateral and has no remaining borrowing capacity.

(10)                          Acquisition loan facility with CIGNA that was originally entered into in October 2010 (the “CIGNA-2 facility”), which loan has various property as collateral. As of March 31, 2013, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(11)                          Acquisition loan facility with CIGNA that was originally entered into in July 2011 (the “CIGNA-3 facility”), which loan has various properties as collateral. As of March 31, 2013, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(12)                          On February 14, 2013, we closed on a $150.0 million unsecured term loan with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maturity date of February 14, 2020 (the “Wells Fargo unsecured term loan”).  Borrowings under the Wells Fargo unsecured term loan will bear interest at a floating rate equal to the one-month LIBOR plus a spread that will range from 2.15% and 2.70%, based on our consolidated leverage ratio.  The spread was 2.15% as of March 31, 2013.  We swapped LIBOR for a fixed rate for $25.0 million of the $150.0 million capacity on the Wells Fargo unsecured term loan.

(13)                          On November 8, 2012, certain of our subsidiaries entered into a $68.8 million non-recourse secured loan facility (“CMBS Loan”) with Wells Fargo Bank, which loan has various properties as collateral.

(14)                          The weighted average interest rate was calculated using the swapped rate for the $125 million of the $175 million outstanding on the Bank of America unsecured term loan and the Wells Fargo unsecured term loan (collectively, the “unsecured term loans”).

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and property acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.  Subsequent to March 31, 2013, we paid the outstanding balance of the unsecured credit facility in full with the proceeds from the Series B Preferred Stock offering.

The CIGNA-1facility, CIGNA-2 facility and CIGNA-3 facility contain provisions that cross-default the loans and cross-collateralize the 21 properties that are collateralized by these loans.  In addition, each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

The CMBS Loan agreement is a commercial mortgage backed security that provides for a secured loan. The CMBS Loan is collateralized by 28 of our properties located in eight states. Wells Fargo Bank had the right to securitize any portion or all of the CMBS Loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The operating partnership guarantees the obligations under the CMBS loan.

Our debt is subject to certain financial and other covenants.  As of March 31, 2013, we were in compliance with the financial covenants in our loan agreements.

Unsecured Credit Facility and Unsecured Term Loans

Unsecured Credit Facility and Bank of America Unsecured Term Loan:  On September 10, 2012, we closed a credit agreement (“credit agreement”) for an unsecured corporate revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger. The unsecured credit facility provides for a senior unsecured revolving credit facility of up to $200.0 million, with a sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit. Additionally, the unsecured credit facility has an accordion feature that allows us to request an increase in its borrowing capacity to $300.0 million, subject to the satisfaction of certain conditions. The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the credit agreement. Proceeds from the unsecured credit facility have been and will be used for property acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit agreement also provides for the $150.0 million, five-year Bank of America unsecured term loan with a maturity date of September 10, 2017.

The amount available for us to borrow under the unsecured credit facility is based on (a) the lesser of (i) 60.0% of the Borrowing Base Values (as defined in the credit agreement) of our properties that form the borrowing base for the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in the credit agreement) then outstanding.

Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one month LIBOR rate or the Base Rate (each as defined in the credit agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.65% to 2.25% for one month—LIBOR rate based borrowings and from 0.65% to 1.25% for Base Rate based borrowings. At March 31, 2013, the spread on the unsecured credit facility and Bank of America unsecured term loan was 1.65%. We also will pay certain customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.25% if usage is greater than or equal to 50%.

Wells Fargo Unsecured Term Loan:  On February 14, 2013, we entered into a seven-year term loan agreement (“loan agreement”) with Wells Fargo Bank and certain other lenders. The loan agreement provides for the Wells Fargo unsecured loan in the original principal amount of up to $150 million. Additionally, the Wells Fargo unsecured term loan has a feature that allows us to request an increase in total commitments of up to $250 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of the loan agreement, the Wells Fargo unsecured term loan will mature on February 14, 2020.

The amount available for us to borrow under the Wells Fargo unsecured term loan is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our properties that form the borrowing base of the Wells Fargo unsecured term loan, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in the loan agreement) then outstanding. We borrowed $25 million under the Wells Fargo unsecured term loan at closing.

Borrowings under the Wells Fargo unsecured term loan bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 2.15% to 2.70% for Eurodollar Rate based borrowings and from 1.15% to 1.70% for Base Rate based borrowings. As of March 31, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.  On March 1, 2013, the Company entered into an interest rate swap to convert the one-month LIBOR to 1.33% (See “Interest Rate Risk” below).  We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan, which is paid monthly in arrears.  During the period February 14, 2013 to March 31, 2013, we incurred an unused fee of $56 thousand.  The Wells Fargo unsecured term loan has the following prepayment fees:

If prepayment occurs:	Prepayment Fee:
On or before the first anniversary of the closing date	3% of the principal amount of loan prepaid.
After the first anniversary of the closing date but on or before the second anniversary of the closing date	2% of the principal amount of loan prepaid.
After the second anniversary of the closing date but on or before the third anniversary of the closing date	1% of the principal amount of loan prepaid.
Thereafter	0

As of March 31, 2013, $20 million was outstanding under the unsecured credit facility and approximately $180 million of borrowing capacity was available. As of March 31, 2013, $175 million was outstanding under the unsecured term loans.

Financial Covenants:  Our ability to borrow under the unsecured credit facility and the unsecured term loans is subject to our ongoing compliance with a number of customary financial covenants, including:

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

•                  a minimum tangible net worth covenant test; and

•                  various thresholds on company level investments.

If a default or event of default occurs and is continuing, we may be precluded from paying certain distributions (other than those required to allow us to qualify and maintain our status as a REIT) under the terms of the unsecured credit facility and unsecured term loans.

Events of Default:  The credit agreement and the loan agreement contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross- defaults to other material debt and bankruptcy or other insolvency events.

The company and certain of our subsidiaries guarantee the obligations under the credit agreement and the loan agreement.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2013, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2013	2014 - 2015	2016 - 2017	Thereafter
Principal payments(3)	$423,476	$3,174	$9,135	$198,783	$212,384
Interest payments (4)(5)	85,227	11,628	30,179	27,580	15,840
Operating lease and ground leases(4)	5,500	123	330	337	4,710
Other(4)	638	113	300	225	—
Total	$514,841	$15,038	$39,944	$226,925	$232,934

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

(2)                                 The terms of the loan agreements for each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. The funding of these reserves is not included in the table above.

(3)                                 The $20 million outstanding on the unsecured credit facility is assumed to be paid in full at maturity in 2016 for the purposes of this table.  The total payments do not include approximately $0.4 million of unamortized fair market value premium associated with two loans assumed.

(4)                                 Not included in our Consolidated Balance Sheets included in this report.

(5)                                 Amounts include interest rate payments on the $125.0 million of the $175.0 million unsecured term loans that have been swapped to a fixed rate.

Interest Rate Risk

ASC 815, Derivatives and Hedging, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the Bank of America unsecured term loan. We entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0 million with an effective date of October 10, 2012. The swaps convert the one-month LIBOR rate on $100 million of the $150 million Bank of America unsecured term loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio to a fixed rates between 0.727% and 0.7975% plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio. As of March 31, 2013, the spread on the Bank of America unsecured term loan was 1.65%.

On March 1, 2013, we entered into an additional interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the $25.0 million outstanding balance of the $150.0 million Wells Fargo unsecured term loan, from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.33% plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. This swap was designated as cash flow hedges of interest rate risk.  As of March 31, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.

As of March 31, 2013, we had $195 million of debt with interest at a variable rate. Of the $195 million of variable rate debt, interest on $125.0 of the $175.0 million unsecured term loans has been fixed with swaps as discussed above. The remaining $20 million of variable rate debt is related to the unsecured credit facility and $50.0 million is related to the Bank of America unsecured term loan, which were both priced at one-month LIBOR plus 1.65% as of March 31, 2013. To the extent interest rates increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

The majority of our leases is either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and net operating income (“NOI”), which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of these measures provide useful information to investors.

Funds From Operations

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements included in this report.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Net loss	$(418)	$(1,361)
Depreciation and amortization	15,610	8,860
FFO	$15,192	$7,499
Preferred stock dividends	(1,553)	(1,553)
Amount allocated to unvested restricted stockholders	(69)	—
FFO attributable to common stockholders and unit holders	$13,570	$5,946

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income because we believe it helps investors and management to understand the core operations of our properties.  NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance, which excludes depreciation, amortization, general and administrative expenses, interest expense, interest income, gain on interest rate swaps, asset management fee income, property acquisition costs, and other expenses.  NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012(1)
Net loss	$(418)	$(1,361)
Asset management fee income	(259)	(309)
General and administrative	4,506	2,998
Property acquisition costs	575	293
Depreciation and amortization	15,610	8,860
Interest income	(3)	(4)
Interest expense	4,650	4,172
Gain on interest rate swaps	—	(215)
Other expenses	85	50
Net Operating Income	$24,746	$14,484

(1)                                 Includes the results of discontinued operations.  For the three months ended March 31, 2012, excluding the results of discontinued oeprations, NOI was approximately $14.4 million.

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

As of March 31, 2013, we had $20.0 million of borrowings outstanding under the unsecured credit facility and $175.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $175.0 million outstanding on the unsecured term loans, $125.0 million is subject to interest rate swaps.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had outstanding balances of $20 million on the unsecured credit facility and $50.0 million on the unsecured term loans (the outstanding amounts at March 31, 2013) for the entire three months ended March 31, 2013, our interest expense would have increased by $0.2 million for the three months ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the following, there have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.  A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)

4.1	Form of Certificate for STAG Industrial, Inc.’s 6.625% Series B Cumulative Redeemable Preferred Stock(1)

10.1

First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(2)

10.2	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto(3)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(4)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*      Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 11, 2013

(2)         Incorporated by reference to STAG Industrial, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013

(3)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013

(4)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 8, 2013	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1*	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)

4.1	Form of Certificate for STAG Industrial, Inc.’s 6.625% Series B Cumulative Redeemable Preferred Stock(1)

10.1

First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(2)

10.2	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto(3)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(4)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*      Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 11, 2013

(2)         Incorporated by reference to STAG Industrial, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013

(3)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013

(4)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013