Form 10-Q
period 2013-06-30
STAG Industrial, Inc.
filed 2013-08-07
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common Stock ($0.01 par value)	42,338,377
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2013	December 31, 2012

Assets
Rental Property:
Land	$121,797	$104,656
Buildings	758,337	654,518
Tenant improvements	35,996	34,900
Building and land improvements	27,721	22,153
Less: accumulated depreciation	(58,507)	(46,175)
Total rental property, net	885,344	770,052
Cash and cash equivalents	19,763	19,006
Restricted cash	9,274	5,497
Tenant accounts receivable, net	10,949	9,351
Prepaid expenses and other assets	3,268	1,556
Interest rate swaps	3,186	—
Deferred financing fees, net	5,624	4,704
Leasing commissions, net	2,832	1,674
Goodwill	4,923	4,923
Due from related parties	256	806
Deferred leasing intangibles, net	203,627	187,555
Total assets	$1,149,046	$1,005,124
Liabilities and Equity
Liabilities:
Mortgage notes payable	$227,898	$229,915
Unsecured credit facility	—	99,300
Unsecured term loans	225,000	150,000
Accounts payable, accrued expenses and other liabilities	12,873	12,111
Interest rate swaps	—	480
Tenant prepaid rent and security deposits	7,115	5,686
Dividends and distributions payable	17,259	11,301
Deferred leasing intangibles, net	7,094	6,871
Total liabilities	$497,239	$515,664
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2013 and December 31, 2012	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2013 and no shares issued and outstanding at December 31, 2012	70,000	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 42,235,676 and 35,698,582 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	422	357
Additional paid-in capital	527,977	419,643
Common stock dividends in excess of earnings	(90,398)	(61,024)
Accumulated other comprehensive income (loss)	2,806	(371)
Total stockholders’ equity	579,807	427,605
Noncontrolling interest	72,000	61,855
Total equity	651,807	489,460
Total liabilities and equity	$1,149,046	$1,005,124

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Rental income	$28,325	$16,991	$54,479	$32,089
Tenant recoveries	3,480	2,019	7,142	4,005
Other income	262	330	658	651
Total revenue	32,067	19,340	62,279	36,745
Expenses
Property	2,316	1,275	5,013	2,768
General and administrative	4,477	3,308	8,983	6,306
Real estate taxes and insurance	3,263	1,615	5,896	2,972
Property acquisition costs	1,269	1,149	1,845	1,441
Depreciation and amortization	16,397	9,153	31,947	17,874
Loss on impairment	—	622	—	622
Other expenses	161	9	245	60
Total expenses	27,883	17,131	53,929	32,043
Other income (expense)
Interest income	3	4	6	8
Interest expense	(4,846)	(4,126)	(9,497)	(8,218)
Gain on interest rate swaps	—	—	—	215
Offering costs	(27)	(68)	(27)	(68)
Gain on extinguishment of debt	—	18	—	18
Total other income (expense)	(4,870)	(4,172)	(9,518)	(8,045)
Net loss from continuing operations	$(686)	$(1,963)	$(1,168)	$(3,343)
Discontinued operations
Income attributable to discontinued operations	38	216	102	235
Gain on sales of real estate	464	219	464	219
Total income attributable to discontinued operations	502	435	566	454
Net loss	$(184)	$(1,528)	$(602)	$(2,889)
Less: loss attributable to noncontrolling interest	(357)	(887)	(623)	(1,853)
Net income (loss) attributable to STAG Industrial, Inc.	$173	$(641)	$21	$(1,036)
Less: preferred stock dividends	2,519	1,553	4,071	3,106
Less: amount allocated to unvested restricted stockholders	64	41	133	41
Net loss attributable to common stockholders	$(2,410)	$(2,235)	$(4,183)	$(4,183)
Weighted average common shares outstanding — basic and diluted	42,006,954	19,484,785	41,265,070	17,654,706
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.07)	$(0.13)	$(0.11)	$(0.26)
Income from discontinued operations attributable to common stockholders	$0.01	$0.02	$0.01	$0.02
Loss per share — basic and diluted	$(0.06)	$(0.11)	$(0.10)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (loss)

(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(184)	$(1,528)	$(602)	$(2,889)
Other comprehensive income:
Unrealized gain on interest rate swaps	3,655	—	3,666	—
Other comprehensive income	3,655	—	3,666	—
Comprehensive income (loss)	3,471	(1,528)	3,064	(2,889)
Net loss attributable to noncontrolling interest	357	887	623	1,853
Other comprehensive income attributable to noncontrolling interest	(482)	—	(489)	—
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$3,346	$(641)	$3,198	$(1,036)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
		Common Shares		Paid in	in excess of	Comprehensive	Stockholder’s	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Total Equity
Six months ended June 30, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	6,433,352	64	117,675	—	—	117,739	—	117,739
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(7,847)	—	—	(7,847)	—	(7,847)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	5,269	—	—	—	—	—	—	—
Dividends and distributions, net	(4,071)	—	—	—	(25,324)	—	(29,395)	(4,198)	(33,593)
Non-cash compensation	—	—	—	680	—	—	680	805	1,485
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Conversion of operating partnership units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(2,196)	—	—	(2,196)	2,196	—
Comprehensive loss	—	—	—	—	—	3,177	3,177	489	3,666
Net income (loss)	4,071	—	—	—	(4,050)	—	21	(623)	(602)
Balance, June 30, 2013	$139,000	42,235,676	$422	$527,977	$(90,398)	$2,806	$579,807	$72,000	$651,807

Six months ended June 30, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Proceeds from sale of common stock	—	8,337,500	83	107,304	—	—	107,387	—	107,387
Offering costs	—	—	—	(5,104)	—	—	(5,104)	—	(5,104)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	8,241	—	—	—	—	—	—	—
Dividends and distributions, net	(3,106)	—	—	—	(10,897)	—	(14,003)	(4,133)	(18,136)
Non-cash compensation	—	—	—	502	—	—	502	474	976
Issuance of units for acquisition fee	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	623,932	6	6,038	—	—	6,044	(6,044)	—
Rebalancing of noncontrolling interest	—	—	—	(5,989)	—	—	(5,989)	5,989	—
Net income (loss)	3,106	—	—	—	(4,142)	—	(1,036)	(1,853)	(2,889)
Balance, June 30, 2012	$69,000	24,958,258	$249	$282,669	$(33,424)	$—	$318,494	$73,874	$392,368

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(602)	$(2,889)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,045	18,132
Loss on impairment	—	622
Non-cash portion of interest expense	515	498
Intangible amortization in rental income, net	2,875	2,258
Straight-line rent adjustments, net	(1,507)	(1,269)
Gain on interest rate swaps	—	(215)
Gain on extinguishment of debt	—	(18)
Gain on sales of real estate	(464)	(219)
Non-cash compensation expense	1,485	976
Issuance of units for acquisition fee	—	225
Change in assets and liabilities:
Tenant accounts receivable, net	(77)	101
Leasing commissions, net	(1,420)	(359)
Restricted cash	(421)	(689)
Prepaid expenses and other assets	(1,633)	(653)
Accounts payable, accrued expenses and other liabilities	969	(35)
Tenant prepaid rent and security deposits	1,429	1,152
Due from related parties	550	(43)
Total adjustments	34,346	20,464
Net cash provided by operating activities	33,744	17,575
Cash flows from investing activities:
Additions of land and building improvements	(120,458)	(86,992)
Proceeds from sale of rental property, net	4,843	3,216
Restricted cash	(837)	(1,173)
Cash received (paid) for deal deposits, net	(100)	35
Additions to lease intangibles	(38,422)	(25,950)
Net cash used in investing activities	(154,974)	(110,864)
Cash flows from financing activities:
Proceeds from sale of series B preferred stock	70,000	—
Proceeds from credit facility	—	87,300
Repayment of credit facility	—	(82,300)
Proceeds from unsecured credit facility	65,000	—
Repayment of unsecured credit facility	(164,300)	—
Proceeds from unsecured term loans	75,000	—
Proceeds from mortgage notes payable	—	9,252
Repayment of mortgage notes payable	(1,965)	(18,592)
Payment of loan fees and costs	(1,487)	(477)
Dividends and distributions	(27,634)	(14,009)
Proceeds from sales of common stock	117,739	107,387
Offering costs	(7,847)	(5,104)
Restricted cash - escrow for dividends	(2,519)	(1,553)
Net cash provided by financing activities	121,987	81,904
Increase (decrease) in cash and cash equivalents	757	(11,385)
Cash and cash equivalents—beginning of period	19,006	16,498
Cash and cash equivalents—end of period	$19,763	$5,113

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is a fully-integrated, self-administered and self-managed real estate company focused on the acquisition, ownership and management of single-tenant industrial buildings throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of June 30, 2013 and December 31, 2012, the Company owned an 85.96% and 85.29% limited partnership interest in the Operating Partnership, respectively.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of June 30, 2013, the Company owned 194 buildings in 33 states with approximately 33.3 million square feet, consisting of 132 warehouse/distribution buildings, 42 light manufacturing buildings and 20 flex/office buildings.  The Company also owned one vacant land parcel adjacent to one of the Company’s buildings.  The Company’s buildings were 93.9% leased to 174 tenants as of June 30, 2013.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership held in the form of common units (“Noncontrolling Common Units” or “Common Units”) are reflected as noncontrolling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30, 2013	Six months ended June 30, 2012
Supplemental cash flow information
Cash paid for interest	$8,720	$7,895
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building improvements	$(11,277)	$(303)
Issuance of Common Units for acquisitions	$11,499	$—
Dividends and distributions declared but not paid	$17,259	$10,287

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to June 30, 2013.  As of June 30, 2013, restricted cash included $2.5 million, which amount was held by the Company’s transfer agent for preferred stock dividends and distributed subsequent to June 30, 2013.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of June 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $19 thousand and $0, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of June 30, 2013 and December 31, 2012, the Company had accrued rental revenue of $7.9 million and $6.4 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of June 30, 2013 and December 31, 2012, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

As of June 30, 2013 and December 31, 2012, the Company had a total of approximately $4.9 million and $4.8 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $2.7 million and $2.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans, which approximates the effective interest method.  Any unamortized amounts upon early repayment of debt are written off in the period of repayment. During the three and six months ended June 30, 2013 and June 30, 2012, amortization of deferred financing fees included in interest expense was $0.3 million, $0.6 million, $0.3 million and $0.6 million, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their buildings’ insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.3 million, $4.6 million, $1.6 million and $3.0 million for the three and six months ended June 30, 2013 and June 30, 2012, respectively. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three and six months ended June 30, 2013 and June 30, 2012.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.1 million, $0.2 million, $9 thousand, and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

The following table summarizes the acquisitions of the Company during the six months ended June 30, 2013 and the year ended December 31, 2012:

Six Months Ended June 30, 2013

Building Location	Date Acquired	Square Feet	Buildings
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
Mishawaka, IN	4/5/2013	308,884	1
Southfield, MI (1)	4/9/2013	113,000	1
Houston, TX	4/9/2013	201,574	1
Idaho Falls, ID	4/11/2013	90,300	1
Mt. Prospect, IL	5/14/2013	87,380	1
Williamsport, PA	5/31/2013	250,000	1
Belvidere, IL	6/19/2013	1,006,960	8
Kentwood, MI	6/26/2013	85,157	1
Marshall, MI	6/26/2013	57,025	1
	Total	4,006,826	23

(1)         The Company also owns a 5.4 acre vacant land parcel adjacent to this building.

Year Ended December 31, 2012

Building Location	Date Acquired	Square Feet	Buildings
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville, SC	8/23/2012	204,952	1
Simpsonville, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane, NC	9/4/2012	223,340	1
Mebane, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan, SC	9/21/2012	474,000	1
Duncan, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1
Auburn Hills, MI	10/9/2012	87,932	1
El Paso, TX	10/9/2012	269,245	1
Gloversville, NY	10/9/2012	50,000	1
Gloversville, NY	10/9/2012	101,589	1
Gloversville, NY	10/9/2012	26,529	1
Gloversville, NY	10/9/2012	59,965	1
Greenwood, SC	10/9/2012	104,955	1
Greenwood, SC	10/9/2012	70,100	1
Holland, MI	10/9/2012	195,000	1
Independence, VA	10/9/2012	120,000	1
Jackson, TN	10/9/2012	250,000	1
Johnstown, NY	10/9/2012	52,500	1
Johnstown, NY	10/9/2012	60,000	1
Johnstown, NY	10/9/2012	42,325	1
Johnstown, NY	10/9/2012	57,102	1
Kansas City, KS	10/9/2012	56,580	1
Lafayette, IN	10/9/2012	71,400	1
Lafayette, IN	10/9/2012	120,000	1
Lafayette, IN	10/9/2012	275,000	1
Lansing, MI	10/9/2012	250,100	1
Marion, IN	10/9/2012	249,600	1
Novi, MI	10/9/2012	120,800	1
O’Hara, PA	10/9/2012	887,084	1
Parsons, KS	10/9/2012	120,000	1
Phenix City, AL	10/9/2012	117,568	1
Portage, IN	10/9/2012	212,000	1
Ware Shoals, SC	10/9/2012	20,514	1
Wichita, KS	10/9/2012	80,850	1
Wichita, KS	10/9/2012	120,000	1
Wichita, KS	10/9/2012	44,760	1
Wichita, KS	10/9/2012	47,700	1
Chicopee, MA	10/26/2012	217,000	1
Sterling Heights, MI	10/31/2012	108,000	1
Harrisonburg, VA	11/29/2012	357,673	1
Toledo, OH	12/13/2012	177,500	1
Woodstock, IL	12/14/2012	129,803	1
Kansas City, MO	12/19/2012	226,576	1
Smyrna, GA	12/20/2012	102,000	1
Montgomery, IL	12/20/2012	584,301	1
Statham, GA	12/21/2012	225,680	1
	Total	12,829,194	70

The following table (in thousands) summarizes the allocation of the consideration paid during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, for the acquired assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the table above:

	Six months Ended June 30, 2013	Weighted Average Amortization Period (years) Lease Intangibles	Year Ended December 31, 2012	Weighted Average Amortization Period (years) Lease Intangibles
Land	$17,936	N/A	$34,991	N/A
Buildings	106,688	N/A	269,616	N/A
Tenant improvements	1,300	N/A	10,624	N/A
Cash escrow for capital additions	—	N/A	785	N/A
Above market leases	5,125	5.8	16,728	10.0
Below market leases	(1,698)	7.5	(5,962)	6.5
In-place leases	24,754	5.7	63,397	6.6
Tenant relationships	10,239	8.3	26,241	8.2
Building and land improvements	3,897	N/A	7,488	N/A
Net assets acquired	$168,241		$423,908

As partial consideration for eight buildings acquired on June 19, 2013, the Company granted 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million.  The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. The remaining purchase price of approximately $40.1 million was paid in cash.

The Company has included the results of operations for each of the 23 buildings acquired in its Consolidated Statements of Operations from the date of acquisition.  For the three and six months ended June 30, 2013, the entities acquired during the six months ended June 30, 2013 contributed $3.0 million and $3.4 million, respectively, to total revenue and $0.6 million and $1.2 million to net loss including building acquisition costs of $1.2 million and $1.7 million related to the acquisition of the buildings.

The following tables set forth pro forma information for the six months ended June 30, 2013 and 2012.  The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

Pro Forma	Six months Ended June 30, 2013 (in thousands, except share data) (1)
Total revenue	$68,493
Net income (2)	$3,360
Net loss attributable to common stockholders	$(750)
Weighted average shares outstanding	41,265,070
Net loss per share attributable to common stockholders	$(0.02)

Pro Forma	Six months Ended June 30, 2012 (in thousands, except share data) (3)
Total revenue	$49,745
Net income (2)	$1,128
Net loss attributable to common stockholders	$(1,407)
Weighted average shares outstanding	17,654,706
Net income per share attributable to common stockholders	$(0.08)

(1)                                 The pro forma information for the six months ended June 30, 2013 is presented as if the acquisition of the buildings acquired during the six months ended June 30, 2013 had occurred at January 1, 2012, the beginning of the reporting period prior to acquisition.

(2)                                 The net income (loss) for the six months ended June 30, 2013 excludes $1.7 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2013.  Net income (loss) for the six months ended June 30, 2012 excludes $1.3 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2012.

(3)                                 The pro forma information for the six months ended June 30, 2012 is presented as if the acquisition of the buildings acquired during the six months ended June 30, 2013 and the buildings acquired during the six months ended June 30, 2012 had occurred at January 1, 2012 and January 1, 2011, respectively, the beginning of the reporting period prior to acquisition.

On June 12, 2013, the Company sold a 53,183 square feet flex/office building located in Pittsburgh, PA.  The building represented a non-core asset of the Company.  The carrying value of the building prior to sale was $4.4 million.  The sales price was $5.1 million and the Company received net proceeds of $4.8 million.  A gain on sale of real estate of $0.5 million was recognized at closing under the full accrual method of gain recognition.  The building contributed $0.1 million, $0.2 million, $0.1 million, and $0.3 million to total revenue during the three and six months ended June 30, 2013 and June 30, 2012, respectively.  The results of operations and the gain on sale are included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.  On April 20, 2012, the Company sold a vacant warehouse and distribution facility located in Youngstown, OH containing 153,708 net rentable square feet. The carrying value of the property prior to sale was $3.0 million. The sales price was $3.4 million and the Company received net proceeds of $3.2 million. The property contributed $0 to total revenue during the three and six months ended June 30, 2013 and June 30, 2012. At closing, the Company recognized a gain on sale of real estate in the amount of $0.2 million under the full accrual method of gain recognition. The results of operations and the gain for this sale are included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
In-place leases	$126,877	$108,363
Less: Accumulated amortization	(40,009)	(28,289)
In-place leases, net	86,868	80,074
Above market leases	55,793	50,699
Less: Accumulated amortization	(14,148)	(10,362)
Above market leases, net	41,645	40,337
Tenant relationships	70,806	61,050
Less: Accumulated amortization	(16,284)	(11,298)
Tenant relationships, net	54,522	49,752
Leasing commissions	28,420	23,376
Less: Accumulated amortization	(7,828)	(5,984)
Leasing commissions, net	20,592	17,392
Total deferred leasing intangibles, net	$203,627	$187,555

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Below market leases	$10,888	$9,878
Less: Accumulated amortization	(3,794)	(3,007)
Total deferred leasing intangibles, net	$7,094	$6,871

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $9.7 million, $19.1 million, $5.1 million and $10.1 million for the three and six months ended June 30, 2013 and June 30, 2012, respectively.  Rental income, inclusive of results from discontinued operations, related to net amortization of above (below) market leases decreased by $1.5 million, $2.9 million, $1.1 million and $2.3 million for the three and six months ended June 30, 2013 and June 30, 2012, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
Remainder of 2013	$19,278	$2,987
2014	34,387	5,626
2015	27,144	5,820
2016	22,451	5,473
2017	17,363	4,046

The Company assesses deferred leasing intangibles for impairments on a quarterly basis when certain triggering events are met.  If events or changes in circumstances indicate that the carrying values of certain deferred lease intangibles may be impaired, a recovery analysis is performed based on undiscounted future cash flows expected to be generated from the tenant over the remaining lease term.  If the recovery analysis indicates the carrying value of the tested lease intangibles are not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  The fair value is determined based on the contractual lease rental payments over the remaining term discounted back to the current reporting period.  On June 11, 2012, the Company received notice from a tenant that the tenant was exercising an option in their lease to downsize their space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013.  After determining the undiscounted future cash flows were not recoverable, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined that the fair value of the lease intangibles was $0.4 million resulting in a noncash impairment loss of $0.6 million during the three and six months ended June 30, 2012, which is reflected in the accompanying Consolidated Statements of Operations.  The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement.

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans and the Unsecured Credit Facility (each defined below) are generally due in monthly installments of interest.

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Term Loans and Unsecured Credit Facility as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of June 30, 2013	Principal outstanding as of December 31, 2012	Current Maturity
Sun Life(2)	6.05%	3,949	4,079	Jun-1-2016
Webster Bank (3)	4.22%	5,909	5,984	Aug-4-2016
Bank of America Unsecured Credit Facility	LIBOR + 1.65%(4)	—	99,300	Sept-10-2016
Union Fidelity (5)	5.81%	6,727	6,898	Apr-30-2017
Webster Bank (6)	3.66%	3,162	3,203	May-29-2017
Webster Bank (7)	3.64%	3,405	3,450	May-31-2017
Bank of America Unsecured Term Loan	LIBOR + 1.65%(8)	150,000	150,000	Sept-10-2017
CIGNA-1 Facility(9)	6.50%	59,266	59,645	Feb-1-2018
CIGNA-2 Facility(10)	5.75%	60,433	60,863	Feb-1-2018
CIGNA-3 Facility(11)	5.88%	16,990	17,097	Oct-1-2019
Wells Fargo Bank, Unsecured Term Loan	LIBOR + 2.15%(12)	75,000	—	Feb-14-2020
Wells Fargo Bank, CMBS Loan (13)	4.31%	68,057	68,696	Dec-1-2022
		$452,898	$479,215

(1)                                 Current interest rate as of June 30, 2013.  At June 30, 2013 and December 31, 2012, the one-month LIBOR rate was 0.1947% and 0.2087%, respectively.

(2)                                 This $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH and the property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.2 million as of June 30, 2013 and December 31, 2012, respectively.

(3)                                 This $6.2 million loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA.  The property is collateral for this loan.

(4)                                 The spread over LIBOR for this unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of June 30, 2013 and December 31, 2012.  The Company paid unused fees of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and did not have unused fees for the six months ended June 30, 2012 as the Company did not enter into the Unsecured Credit Facility until September 10, 2012.  The borrowing capacity as of June 30, 2013 was $200 million, assuming current leverage levels.

(5)                                This $7.2 million loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building.  The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of June 30, 2013 and December 31, 2012, respectively.

(6)                                 This $3.25 million loan with Webster Bank loan was entered into on May 29, 2012 in connection with the acquisition of the building located in Portland, ME.  The property is collateral for this loan.

(7)                                 This $3.5 million loan with Webster Bank loan was entered into on May 31, 2012 in connection with the acquisition of the building located in East Windsor, CT.  The property is collateral for this loan.

(8)                                 This Bank of America, N.A. (“Bank of America”) unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of June 30, 2013 and December 31, 2012. The Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012.  For further details refer to Note 6.

(9)                                 This Connecticut General Life Insurance Company (“CIGNA”) credit facility originally was entered into in July 2010 (the “CIGNA-1 Facility”), which loan has various buildings serving as collateral, had no remaining borrowing capacity as of June 30, 2013.

(10)                          This CIGNA credit facility originally was entered into in October 2010 (the “CIGNA-2 Facility”), which loan has various buildings serving as collateral, had a remaining borrowing capacity of approximately $2.9 million as of June 30, 2013, subject to customary terms and conditions, including underwriting.

(11)                          This CIGNA credit facility originally was entered into on July 8, 2011 (“CIGNA-3 Facility”), which loan has various buildings serving as collateral. The CIGNA-3 Facility had a remaining borrowing capacity of approximately $47.9 million as of June 30, 2013, subject to customary terms and conditions, including underwriting.

(12)                          This Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan”) was entered into on February 14, 2013. The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 2.15% and 2.70%. The spread was 2.15% as of June 30, 2013.  The Wells Fargo Unsecured Term Loan has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company borrowed $25 million under this loan at closing and an additional $50 million was drawn on June 17, 2013.  On March 1, 2013, the Company swapped the one-month LIBOR for a fixed rate of 1.33% on $25.0 million of the $150.0 million capacity on the unsecured term loan. The Company entered into two additional interest rate swaps on June 13, 2013 with effective dates of July 1, 2013 and August 1, 2013 in the amounts of $50 million and $25 million, which converted the one-month LIBOR to 1.681% and 1.703%, respectively (see Note 6 for further details). The borrowing capacity as of June 30, 2013 was $75 million, assuming current leverage levels, and can be drawn down by the Company through February 14, 2014. The Company incurred $1.4 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan, which will be amortized over its seven year term. The Company also incurred an annual fee of $50 thousand to be amortized over one year.  The Wells Fargo Unsecured Term Loan has an unused commitment fee equal to 0.35% of its unused portion, which is paid monthly in arrears.  During the period February 14, 2013 to June 30, 2013, the Company incurred an unused fee of $0.2 million.

(13)                          This $68.8 million Wells Fargo loan (“CMBS Loan”) was entered into on November 8, 2012 and is a non-recourse loan with 28 buildings serving as collateral.

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

The Sun Life loan, the Webster Bank loans, the Union Fidelity loan, the CIGNA-1 Facility, the CIGNA-2 Facility, the CIGNA-3 Facility and the CMBS Loan, and specific properties are collateral for these loans. The acquisition costs of these properties were financed by the loans and by collateral assignments of the specific leases and rents. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of June 30, 2013 and December 31, 2012.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.85% to 5.24% and 1.86% to 4.64% at June 30, 2013 and December 31, 2012, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$227,898	$231,841	$229,915	$242,175
Unsecured Credit Facility	$—	$—	$99,300	$99,300
Bank of America Unsecured Term Loan	$150,000	$147,610	$150,000	$150,000
Wells Fargo Bank Unsecured Term Loan	$75,000	$74,126	$—	$—

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

On March 1, 2013, the Company entered into an interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the $25.0 million then outstanding balance of the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to a fixed rate of 1.33% plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio. This swap was designated as a cash flow hedge of interest rate risk.

On June 13, 2013, the Company entered into two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013 that will convert the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to a fixed rate of 1.681% and 1.703%, respectively, plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.

The following table details the Company’s outstanding interest rate swaps as of June 30, 2013 (collectively, the “Unsecured Term Loan Swaps”) (in thousands):

Interest Rate Derivative	Trade Date	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	0.727%	One-month LIBOR	September 10, 2017
Interest rate swap	March-1-2013	$25,000	1.33%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$25,000	1.703%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$50,000	1.681%	One-month LIBOR	February 14, 2020

The fair value of the interest rate swaps outstanding as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	Balance Sheet Location	Notional Amount June 30, 2013	Fair Value June 30, 2013	Notional Amount December 31, 2012	Fair Value December 31, 2012
Unsecured Term Loan Swaps	Interest Rate Swaps	$200,000	$3,186	$100,000	$(480)

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

The effective portion of changes in the fair value of derivatives designated and qualifies as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On September 14, 2012, the Company commenced a program of utilizing such designated derivatives to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $1.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2013 and June 30, 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amount of income recognized in accumulated other comprehensive income on interest rate swaps (effective portion)	$3,440	$—	$3,286	$—
Amount of loss reclassified from accumulated other comprehensive income into income (loss) as interest expense (effective portion)	$215	$—	$380	$—
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of June 30, 2013, the fair values of the interest rate swaps are in a net asset position of $3.6 million, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of June 30, 2013, the Company has not posted any collateral related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position was $0.4 million as of June 30, 2013.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market- based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of June 30, 2013 and December 31, 2012, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Market Measurements as of June 30, 2013 Using:
	June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Interest Rate Swaps	$3,186	$—	$3,186	$—

		Fair Market Measurements as of December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(480)	$—	$(480)	$—

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

On April 16, 2013, the Company completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share.  The Company received net proceeds of $67.8 million, reflecting gross proceeds of $70.0 million net of the underwriters discount of $2.2 million. The Company also incurred direct offering costs of $0.2 million. The underwriters’ discount of $2.2 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company.   Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series B Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series B Preferred Stock prior to April 16, 2018, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series B Preferred Stock).  The Company used the net proceeds to pay off the outstanding amount due under the Unsecured Credit Facility and to fund acquisitions.

The table below sets forth the dividends that have been declared by the Company’s board of directors on the Series A Preferred Stock during the six months ended June 30, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30	May 6, 2013	$0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$1.125

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012
Total 2012		$2.25

The table below sets forth the dividends that have been declared by the Company’s board of directors on the Series B Preferred Stock during the prorated period ended June 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	$0.34505	July 1, 2013
Total 2013		$0.34505

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

During the six months ended June 30, 2013, the Company sold 149,200 shares of common stock under its “at the market” (“ATM”) program that commenced on December 14, 2012.  The Company received net proceeds of $2.7 million, reflecting gross proceeds of $2.7 million, net of the sales agents’ fees of approximately $41 thousand.  The Company used the net proceeds for general corporate purposes.  As of June 30, 2013, there was approximately $66.9 million of common stock available to be sold under the ATM.

The table below sets forth the dividends that have been declared by the Company’s board of directors on its common stock during the six months ended June 30, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30	May 6, 2013	$0.30	July 15, 2013
March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$0.60

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012
Total 2012		$1.07

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2013 and 2012. The shares of common stock are issued to the independent directors pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”).  The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during quarters ended in 2013 and 2012 as below:

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
June 30	July 15, 2013	2,602	$53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		5,020	$105,000

Service During Quarter Ended 2012	Grant Date	Shares	Fair Value
December 31	January 15, 2013	2,851	$54,000
September 30	October 15, 2012	2,876	49,000
June 30	July 13, 2012	3,108	46,000
March 31	April 13, 2012	3,776	50,000
Total 2012		12,611	$199,000

Restricted Stock-Based Compensation

On January 3, 2013, the Company granted 106,268 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value of $1.9 million ($18.11 per share).

As of June 30, 2013 and December 31, 2012, 48,173 and 16,161 shares of restricted common stock had vested with a fair value of $0.9 million and $0.2 million, respectively.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.2 million, $0.4 million, $0.1 million and $0.2 million in non-cash compensation expense for the three and six months ended June 30, 2013 and June 30, 2012, respectively. Unrecognized compensation expense for the remaining life of the awards was $2.9 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, there were 11,540 and 1,559 forfeitures of shares of restricted common stock, respectively.

2011 Plan

At their annual meeting on May 6, 2013, the stockholders of the Company approved an amendment to the 2011 Plan that increased the number of shares of common stock that may be awarded under the 2011 Plan by 1,887,274 shares to an aggregate of 3,642,461 shares (7.5% of the shares of common stock and common units (including LTIP units) issued and outstanding as of March 27, 2013).

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of June 30, 2013, noncontrolling interests consisted of 6,299,186 Common Units and 599,464 long-term incentive plan units in the Operating Partnership (“LTIP units”), which in total represented an approximately 14.04% limited partnership interest in the Operating Partnership. As of December 31, 2012, noncontrolling interests consisted of 5,743,958 Noncontrolling Common Units and 413,551 LTIP units, which in total represented an approximately 14.71% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Noncontrolling Common Units

Noncontrolling Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Noncontrolling Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Noncontrolling Common Units have the right to cause the Operating Partnership to redeem any or all of their Noncontrolling Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. All Noncontrolling Common Units will receive the same quarterly distribution as the per share dividends on common stock.  As discussed in Note 3, on June 19, 2013, the Company granted 555,758 Common Units as partial consideration for the purchase price of eight buildings.  The issuance of the Common Units was affected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.  The Company relied on the exemption based on representations given by the holders of the Common Units.  During the six months ended June 30, 2013, there were 2,186 redemptions of Noncontrolling Common Units for shares of common stock.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Noncontrolling Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Noncontrolling Common Unit.  As of June 30, 2013, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Noncontrolling Common Units. All LTIP units, whether vested or not, will receive the same quarterly per unit distributions as Noncontrolling Common Units, which equal per share dividends on common stock.

On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and terms of 10 years. During the six months ended June 30, 2013, there were 1,656 redemptions of LTIP units for Noncontrolling Common Units.  As of June 30, 2013 and December 31, 2012, 170,778 and 112,506 LTIP units were vested, respectively.  Unrecognized compensation expense was $6.0 million and $3.5 million at June 30, 2013 and December 31, 2012, respectively, and is included in additional paid-in capital on the accompanying Consolidated Statements of Equity.

9. Earnings Per Share

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and six months ended June 30, 2013 and June 30, 2012, there were 217,806, 223,555, 155,047 and 160,484, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the “OPP”) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of June 30, 2013, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.  The absolute and relative return thresholds were not met as of June 30, 2012.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013, and June 30, 2012, respectively (in thousands, except share data).

Three months Ended June 30, 2013
Numerator
Net loss from continuing operations	$(686)
Less: preferred stock dividends	2,519
Less: amount allocable to unvested restricted stockholders	64
Less: noncontrolling interest allocable to continuing operations	(423)
Loss from continuing operations available to common stockholders	$(2,846)
Income attributable to discontinued operations	$502
Less: noncontrolling interest allocable to discontinued operations	66
Income from discontinued operations attributable to common stockholders	$436
Denominator
Weighted average common shares outstanding—basic and diluted	42,006,954
Loss from continuing operations attributable to common stockholders	$(0.07)
Income from discontinued operations attributable to common stockholders	0.01
Loss per share—basic and diluted	$(0.06)

Six months Ended June 30, 2013
Numerator
Net loss from continuing operations	$(1,168)
Less: preferred stock dividends	4,071
Less: amount allocable to unvested restricted stockholders	133
Less: noncontrolling interest allocable to continuing operations	(698)
Loss from continuing operations available to common stockholders	$(4,674)
Income attributable to discontinued operations	$566
Less: noncontrolling interest allocable to discontinued operations	75
Income from discontinued operations attributable to common stockholders	$491
Denominator
Weighted average common shares outstanding—basic and diluted	41,265,070
Loss from continuing operations attributable to common stockholders	$(0.11)
Income from discontinued operations attributable to common stockholders	0.01
Loss per share—basic and diluted	$(0.10)

Three Months Ended June 30, 2012
Numerator
Net loss from continuing operations	$(1,963)
Less: preferred stock dividends	1,553
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest allocable to continuing operations	(1,012)
Loss from continuing operations available to common stockholders	$(2,545)
Income attributable to discontinued operations	$435
Less: noncontrolling interest allocable to discontinued operations	125
Income from discontinued operations available to common stockholders	$310
Denominator
Weighted average common shares outstanding—basic and diluted	19,484,785
Loss from continuing operations attributable to common stockholders	$(0.13)
Discontinued operations	0.02
Loss per common share—basic and diluted	$(0.11)

Six Months Ended June 30, 2012
Numerator
Net loss from continuing operations	$(3,343)
Less: preferred stock dividends	3,106
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest allocable to continuing operations	(1,993)
Loss from continuing operations available to common stockholders	$(4,497)
Income attributable to discontinued operations	$454
Less: noncontrolling interest allocable to discontinued operations	140
Income from discontinued operations available to common stockholders	$314
Denominator
Weighted average common shares outstanding—basic and diluted	17,654,706
Loss from continuing operations attributable to common stockholders	$(0.26)
Discontinued operations	0.02
Loss per common share—basic and diluted	$(0.24)

10. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At June 30, 2013 and December 31, 2012, the fair value of the incentive fee was zero.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of rental income for the three and six months ended June 30, 2013 and June 30, 2012.

12.  Related Party Transaction

In June 2013, STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that is an affiliate of the Company, and the Company amended the Services Agreement, dated as of April 20, 2011, pursuant to which the Company provides asset management services to Fund II in return for an annual asset management fee. The Services Agreement was amended to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The asset management fee is based on the equity investments in the Fund II assets and is currently equal to 1.25% of the equity investment.

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

The following non-recognized subsequent events are noted:

On July 30, 2013, the Company received a draw of $25.0 million under the Wells Fargo Unsecured Term Loan.

On August 2, 2013, F. Alexander Fraser provided notice of his resignation as a director of the Company due to his desire to devote more of his time to his duties and responsibilities as a Managing Director at GI Partners, LLC. Mr. Fraser’s resignation was effective immediately on August 2, 2013.

On August 2, 2013, GI STAG Investco, LLC, a Delaware limited liability company and the controlling member of one of the contributors in the formation transactions (“GISI”), waived its rights under that certain voting agreement, dated April 20, 2011, among the Company, GISI and other contributors in the formation transactions (collectively, the “Contributors”) (the “Voting Agreement”). As previously disclosed, under the terms of the Voting Agreement, subject to certain conditions, GISI received the right to select up to two individuals to be nominated to serve on the board of directors, the Company agreed to cause such individuals to be nominated for election to the board of directors at each annual meeting of the Company’s stockholders, and each Contributor agreed, at each annual meeting of the Company’s stockholders, to vote all of such Contributor’s shares of the common stock in favor of the election of the two GISI nominees to the board of directors. Pursuant to this agreement, in connection with the 2013 annual meeting of stockholders, GISI nominated F. Alexander Fraser and Christopher P. Marr to the board of directors, and they were elected by the stockholders.

On August 2, 2013, the Company and GISI executed an agreement to terminate the Voting Agreement (the “Termination Agreement”) formally. The Termination Agreement provides that no party will have any further rights or obligations under the Voting Agreement, effective as of August 2, 2013. The Company has submitted notice to all of the Contributors to request confirmation of the termination of the Voting Agreement by executing the Termination Agreement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2012, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The consolidated financial statements for the three and six months ended June 30, 2013 and June 30, 2012 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (“operating partnership”) and our subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•                  the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 and our Quarterly Reports on Form 10-Q, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

•                  our failure to complete acquisitions;

•                  our failure to successfully integrate acquired buildings;

•                  our ability to maintain our qualification as a REIT;

•                  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•                  possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of buildings presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fully-integrated, full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial buildings throughout the United States.

As of June 30, 2013, we owned 194 buildings and one land parcel in 33 states with approximately 33.3 million square feet, consisting of 132 warehouse/distribution buildings, 42 light manufacturing buildings and 20 flex/office buildings.  We also owned one vacant land parcel adjacent to one of our buildings.  Our buildings were 93.9% leased to 174 tenants, with no single tenant accounting for more than 2.4% of our total annualized rent and no single industry accounting for more than 12.7% of our total annualized rent.  As used herein, the definition of annualized rent is the contractual monthly base rent as of June 30, 2013 multiplied by 12.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  On April 20, 2011, we completed our formation transactions and became a public company.  At June 30, 2013, we owned an 85.96% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Outlook

The lack of speculative development generally across the country and specifically in our markets may improve occupancy levels and rental rates in our owned portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced buildings should allow us to deploy our capital on an attractive “spread investing” basis. In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing accessible by mid-sized companies.

Rental Revenue

We receive income primarily from rental revenue from our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of June 30, 2013, our buildings were approximately 93.9% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our buildings. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings.

Certain leases entered into by us contain tenant concessions such as free rent. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. As of June 30, 2013, we had approximately 2.0 million rentable square feet of currently available space in our buildings.  Of the 2.2 million square feet of leases that have expired during the six months ended June 30, 2013, we have already renewed 1.6 million square feet of leases, resulting in a 72% tenant retention rate as of June 30, 2013.  As of June 30, 2013, for the period July 1, 2013 through December 31, 2013, none of our top ten leases based on June 30, 2013 annualized revenue will be expiring.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance.

Rental Expenses

Our rental expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our rental expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all aspects of and costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through rental expenses to our tenants.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes.  We consider our same store (as defined below) portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable three and six month periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.

Comparison of three months ended June 30, 2013 to the three months ended June 30, 2012

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below.  On April 1, 2012, we owned 110 buildings including 62 warehouse/distribution buildings, 28 light manufacturing buildings and 20 flex/office buildings.  Subsequent to April 1, 2012, we sold four buildings for which the results of operations are included in loss from discontinued operations and are not considered part of our same store portfolio.  Therefore, there are 106 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 3.5% to 91.7% as of June 30, 2013 compared to 95% as of June 30, 2012.  The results of operations from acquisitions relates to the 88 buildings acquired after April 1, 2012 for a cost of approximately $554.1 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended June 30, 2013 and 2012 (dollars in thousands). This table includes reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2013 and 2012 with respect to the buildings acquired after April 1, 2012.

	Same-Store Portfolio				Acquisitions		Total Portfolio
	Three months ended June 30,				Three months ended June 30,		Three months ended June 30,
	2013	2012	Change	% Change	2013	2012	2013	2012	Change	% Change

Revenue
Operating revenue
Rental income	$15,601	$16,044	$(443)	-2.8%	$12,724	$947	$28,325	$16,991	$11,334	66.7%
Tenant recoveries	2,263	1,915	348	18.2%	1,217	104	3,480	2,019	1,461	72.4%
Other income (1)	4	14	(10)	-71.4%	3	4	7	18	-11	-61.1%
Total operating revenue	17,868	17,973	(105)	-0.6%	13,944	1,055	31,812	19,028	12,784	67.2%
Expenses
Operating expenses
Property	1,658	1,249	409	32.7%	658	26	2,316	1,275	1,041	81.6%
Real estate taxes and insurance	1,689	1,528	161	10.5%	1,574	87	3,263	1,615	1,648	102.0%
Total operating expenses	3,347	2,777	570	20.5%	2,232	113	5,579	2,890	2,689	93.0%
Net operating income (2)	$14,521	$15,196	$(675)	-4.4%	$11,712	$942	$26,233	$16,138	$10,095	62.6%
Other expenses (income)
General and administrative							4,477	3,308	1,169	35.3%
Asset management fees income							(255)	(312)	57	-18.3%
Property acquisition costs							1,269	1,149	120	10.4%
Depreciation and amortization							16,397	9,153	7,244	79.1%
Loss on impairment							—	622	(622)	-100.0%
Other expenses							161	9	152	1688.9%
Total other expenses (income)							22,049	13,929	8,120	58.3%
Total expenses							27,628	16,819	10,809	64.3%

Other income (expense)
Interest income							3	4	(1)	-25.0%
Interest expense							(4,846)	(4,126)	(720)	17.5%
Offering costs							(27)	(68)	41	-60.3%
Gain on extinguishment of debt							—	18	(18)	-100.0%
Total other income (expense)							(4,870)	(4,172)	(698)	16.7%
Discontinued operations
Income attributable to discontinued operations							38	216	(178)	-82.4%
Gain on sales of real estate							464	219	245	111.9%
Total income attributable to discontinued operations							502	435	67	15.4%
Net loss							$(184)	$(1,528)	$1,344	-88.0%
Less: loss attributable to noncontrolling interest							(357)	(887)	530	-59.8%
Net income (loss) attributable to STAG Industrial, Inc.							$173	$(641)	$814	-127.0%

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

Same Store Total Operating Revenue

Same store operating revenue consists primarily of rental income from our properties, lease termination fees and tenant reimbursements for insurance, real estate taxes and certain other expenses.

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.4 million or 2.8% to $15.6 million for the three months ended June 30, 2013 compared to $16.0 million for the three months ended June 30, 2012.  Approximately $0.6 million of the change was attributable to vacancy and $0.1 million was due to a long term tenant renewing at a lower initial rental rate.  These decreases were offset by $0.5 million of rental increases due to tenant expansions and scheduled rental rate increases.  Same-store rental income also decreased as a result of a decrease in straight-line rent of approximately $0.1 million.  Additionally, during the three months ended June 30, 2012, we had termination income relating to a tenant of approximately $0.1 million and there was no termination income during the three months ended June 30, 2013.

Same store tenant recoveries increased by $0.3 million or 18.2% to $2.3 million for the three months ended June 30, 2013 compared to $1.9 million for the three months ended June 30, 2012.  The increase was primarily attributable to a $0.1 million increase in real estate tax income related to increased real estate tax rates during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.   Additionally, the increase was primarily attributable to one of the properties where a single tenant occupied the building during the three months ended June 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the three months ended June 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenant, resulting in an increase of $0.2 million.

Same store other income decreased by $10 thousand or 71.4% to $4 thousand for the three months ended June 30, 2013 compared to $14 thousand for the three months ended June 30, 2012.  This was primarily due to a reduction in late fee income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.6 million or 20.5% to $3.3 million for the three months ended June 30, 2013 compared to $2.8 million for the three months ended June 30, 2012.  The increase was primarily attributable to an increase in utilities of $0.3 million of which $0.2 million relates to one of the properties where a single tenant occupied the building during the three months ended June 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the three months ended June 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenants.  Additionally, there was an increase of $0.1 million related to property professional fees and repairs and maintenance expenses.  Real estate taxes and insurance increased by $0.2 million across several properties due to the increase in the real estate tax rates and insurance expenses.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $8.1 million or 58.3% for the three months ended June 30, 2013 to $22.0 million compared to $13.9 million for the three months ended June 30, 2012.  The increase was primarily related to an increase of $7.2 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $1.2 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, offering costs and gain on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.7 million, or 16.7%, to $4.9 million for the three months ended June 30, 2013 compared to $4.2 million for the three months ended June 30, 2012.  The increase was primarily attributable to a $0.7 million increase in interest expense related to the increase in total debt outstanding of $452.9 million as of June 30, 2013 compared to $292.3 million as of June 30, 2012.

Total Income Attributable to Discontinued Operations

Income attributable to discontinued operations reflects the results of operations related to the sale of four non-strategic buildings located in Pittsburgh, PA, Youngstown, OH and Great Bend, KS (two buildings) during 2012 and 2013.  The total income attributable to discontinued operations increased by $0.1 million, which was a result of the gain and income associated with the Pittsburgh, PA building that was recognized during the three months ended June 30, 2013.

Total Net Income (Loss)

Net loss decreased by $1.3 million, or 88.0%, to $0.2 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012. The decrease is attributable to all of the aforementioned factors.

Comparison of six months ended June 30, 2013 to the six months ended June 30, 2012

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below.  On January 1, 2012, we owned 105 buildings including 57 warehouse/distribution buildings, 28 light manufacturing buildings and 20 flex/office buildings.  Subsequent to January 1, 2012, we sold four buildings for which the results of operations are included in loss from discontinued operations and are not considered part of our same store portfolio.  Therefore, there are 101 buildings which are considered our same store portfolio (“six month same store”) in the analysis below.  Six month same store occupancy decreased 3.7% to 91.2% as of June 30, 2013 compared to 94.7% as of June 30, 2012.  The results of operations from acquisitions relates to the 93 buildings acquired after January 1, 2012 for a cost of approximately $592.1 million.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2013 and 2012 (dollars in thousands).  This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2013 and 2012 with respect to the buildings acquired after January 1, 2012.

	Same-Store Portfolio				Acquisitions		Total Portfolio
	Six months ended June 30,				Six months ended June 30,		Six months ended June 30,
	2013	2012	Change	% Change	2013	2012	2013	2012	Change	% Change

Revenue
Operating revenue
Rental income	$29,456	$30,121	$(665)	-2.2%	$25,023	$1,968	$54,479	$32,089	$22,390	69.8%
Tenant recoveries	4,493	3,861	632	16.4%	2,649	144	7,142	4,005	3,137	78.3%
Other income (1)	139	26	113	434.6%	5	4	144	30	114	380.0%
Total operating revenue	34,088	34,008	80	0.2%	27,677	2,116	61,765	36,124	25,641	71.0%
Expenses
Operating expenses
Property	3,531	2,734	797	29.2%	1,482	34	5,013	2,768	2,245	81.1%
Real estate taxes and insurance	3,041	2,836	205	7.2%	2,855	136	5,896	2,972	2,924	98.4%
Total operating expenses	6,572	5,570	1,002	18.0%	4,337	170	10,909	5,740	5,169	90.1%
Net operating income (2)	$27,516	$28,438	$(922)	-3.2%	$23,340	$1,946	$50,856	$30,384	$20,472	67.4%
Other expenses (income)
General and administrative							8,983	6,306	2,677	42.5%
Asset management fees income							(514)	(621)	107	-17.2%
Property acquisition costs							1,845	1,441	404	28.0%
Depreciation and amortization							31,947	17,874	14,073	78.7%
Loss on impairment							—	622	(622)	-100.0%
Other expenses							245	60	185	308.3%
Total other expenses (income)							42,506	25,682	16,824	65.5%
Total expenses							53,415	31,422	21,993	70.0%

Other income (expense)
Interest income							6	8	(2)	-25.0%
Interest expense							(9,497)	(8,218)	(1,279)	15.6%
Gain on interest rate swaps							—	215	(215)	-100.0%
Offering costs							(27)	(68)	41	-60.3%
Gain on extinguishment of debt							—	18	(18)	-100.0%
Total other income (expense)							(9,518)	(8,045)	(1,473)	18.3%
Discontinued operations
Income attributable to discontinued operations							102	235	(133)	-56.6%
Gain on sales of real estate							464	219	245	111.9%
Total income attributable to discontinued operations							566	454	112	24.7%
Net loss							$(602)	$(2,889)	$2,287	-79.2%
Less: loss attributable to noncontrolling interest							(623)	(1,853)	1,230	-66.4%
Net income (loss) attributable to STAG Industrial, Inc.							$21	$(1,036)	$1,057	-102.0%

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

Same Store Total Operating Revenue

Same store operating revenue consists primarily of rental income from our properties, lease termination fees and tenant reimbursements for insurance, real estate taxes and certain other expenses.

Same store rental income consisting of base rent, termination income, straight-line rent, free rent, and above and below market lease amortization decreased by $0.7 million or 2.2% to $29.5 million for the six months ended June 30, 2013 compared to $30.1 million for the six months ended June 30, 2012.  Same-store rental income decreased primarily as a result of vacancies resulting in a decrease of revenue of approximately $1.0 million as well approximately $0.1 million related leases that renewed at lower rental rates.  This decrease was partially offset by approximately $0.4 million of scheduled rental increases and $0.3 million of revenue from new leases.   Additionally, there was a decrease of approximately $0.3 million related to straight-line rental revenue.  Additionally, during the six months ended June 30, 2012, we had termination income of approximately $0.2 million and there was no termination income during the six months ended June 30, 2013.

Same store tenant recoveries increased by $0.6 million or 16.4% to $4.5 million for the six months ended June 30, 2013 compared to $3.9 million for the six months ended June 30, 2012.  The increase was primarily attributable to a $0.1 million increase in real estate tax income related to increased real estate tax rates during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.   Additionally, the increase was primarily attributable to one of the properties where a single tenant occupied the building during the six months ended June 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the six months ended June 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenant, resulting in an increase of $0.5 million.

Same store other income increased by $0.1 million or 434.6% to $0.1 million for the six months ended June 30, 2013 compared to $26 thousand for the six months ended June 30, 2012.  This was primarily as a result of the reimbursement of $51 thousand of make ready repair costs from a tenant that vacated, $31 thousand related to a settlement received from a prior tenant for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.0 million or 18.0% to $6.6 million for the six months ended June 30, 2013 compared to $5.6 million for the six months ended June 30, 2012.  The increase was primarily attributable to an increase in utilities of $0.9 million of which $0.5 million relates to one of the properties where a single tenant occupied the building during the six months ended June 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the six months ended June 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenants.  Additionally, there was an decrease of $0.1 million related to repairs and maintenance expenses.  Real estate taxes increased by $0.2 million across several properties due to the increase in the real estate tax rates.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $16.8 million or 65.5% for the six months ended June 30, 2013 to $42.5 million compared to $25.7 million for the six months ended June 30, 2012.  The increase was primarily related to an increase of $14.1 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $2.7 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, offering costs, and gain on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $1.5 million, or 18.3%, to $9.5 million for the six months ended June 30, 2013 compared to $8.0 million for the six months ended June 30, 2012.  The increase was primarily attributable to a $1.3 million increase in interest expense related to the increase in total debt outstanding of $452.9 million as of June 30, 2013 compared to $292.3 million as of June 30, 2012.  Additionally, during the six months ended June 30, 2012, we had a gain on an interest rate swap of $0.2 million that matured during 2012.

Total Income Attributable to Discontinued Operations

Income attributable to discontinued operations reflects the results of operations related to the sale of four non-strategic buildings located in Pittsburgh, PA, Youngstown, OH and Great Bend, KS (two buildings) during 2012 and 2013.  The total income attributable to discontinued operations increased by $0.1 million, which was a result of the gain and income associated with the Pittsburgh, PA building that was incurred during the six months ended June 30, 2013.

Total Net Loss

Net loss decreased by $2.3 million, or 79.2%, to $0.6 million for the six months ended June 30, 2013 compared to $2.9 million for the six months ended June 30, 2012. The decrease is attributable to all of the aforementioned factors.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 (dollars in thousands):

	Six months Ended June 30,
	2013	2012	Change	% Change

Cash provided by operating activities	$33,744	$17,575	16,169	92.0%
Cash used in investing activities	(154,974)	(110,864)	(44,110)	39.8%
Cash provided by financing activities	121,987	81,904	40,083	48.9%

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Net cash provided by operating activities.  Net cash provided by operating activities increased $16.2 million to $33.7 million for the six months ended June 30, 2013 compared to $17.6 million for the six months ended June 30, 2012. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $0.6 million for the six months ended June 30, 2013 compared to a net loss of $2.9 million for the six months ended June 30, 2012, but after adjusting the net loss to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $16.2 million. This is primarily a result of adding back depreciation and amortization of $32.0 million during the six months ended June 30, 2013 compared to $18.1 million during the six months ended June 30, 2012.

Net cash used in investing activities.  Net cash used in investing activities increased by $44.1 million to $155.0 million for the six months ended June 30, 2013 compared to $110.9 million for the six months ended June 30, 2012.  The change is primarily attributable to the acquisition of 23 buildings during the six months ended June 30, 2013 compared to the acquisition of 17 buildings during the six months ended June 30, 2012.

Net cash provided by financing activities.  Net cash provided by financing activities increased $40.1 million to $122.0 million for the six months ended June 30, 2013 compared to $81.9 million for the six months ended June 30, 2012.  The change is primarily attributable to the proceeds of $70.0 million from the sale of the Series B Preferred Stock and an additional $10.4 million in common stock offerings in comparison to prior periods.  The change is also attributable to a decrease in the proceeds from mortgage notes payable of $9.3 million and an increase in the repayment of unsecured credit facility of $99.3 million offset by proceeds of $75 million from the unsecured term loans.  Additionally, dividends and distributions increased by $13.6 million as a result of the increased number of shares and units outstanding as well as a $0.07 increase in the dividend per share and unit for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

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

During the six months ended June 30, 2013, we sold 149,200 shares of common stock under our “at the market” (“ATM”) program that commenced on December 14, 2012.  We received net proceeds of $2.7 million, reflecting gross proceeds of $2.7 million, net of the sales agents’ fees of approximately $41 thousand.  We used the net proceeds for general corporate purposes.  As of June 30, 2013, there was approximately $66.9 million of common stock available to be sold under the ATM.

As partial consideration for eight buildings acquired on June 19, 2013, we granted 555,758 common units in the operating partnership with a fair value of approximately $11.5 million.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units.  The remaining purchase price of approximately $40.1 million was paid in cash.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our buildings, including:

•                  interest expense and scheduled principal payments on outstanding indebtedness,

•                  funding of property acquisitions under contract,

•                  general and administrative expenses, and

•                  capital expenditures for tenant improvements and leasing commissions.

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions that have been declared by our board of directors on our common stock and common units during the six months ended June 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30	May 6, 2013	$0.30	July 15, 2013
March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$0.60

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  The table below sets forth the dividends that have been declared by our board of directors on the Series A Preferred Stock during the six months ended June 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30	May 6, 2013	$0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$1.125

We pay quarterly cumulative dividends on Series B Preferred Stock at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.66 per share).  The table below sets forth the dividends that have been declared by our board of directors on the Series B Preferred Stock during the period April 16, 2013 to June 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	$0.34505	July 1, 2013
Total 2013		$0.34505

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities.  Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our buildings by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt financings, will continue to provide funds for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, the issuance of equity or debt securities or, in connection with acquisitions of additional buildings, the issuance of common units in the operating partnership, building dispositions, and joint venture transactions.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of June 30, 2013 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Sun Life(2)	3,949	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,909	Fixed	4.22%		Aug-4-2016
Bank of America unsecured credit facility	—	Variable	LIBOR + 1.65	%(4)	Sept-10-2016
Union Fidelity(5)	6,727	Fixed	5.81%		Apr-30-2017
Webster Bank(6)	3,162	Fixed	3.66%		May-29-2017
Webster Bank(7)	3,405	Fixed	3.64%		May-31-2017
Bank of America unsecured term loan(8)	150,000	Variable	LIBOR + 1.65%		Sept-10-2017
CIGNA-1 facility(9)	59,266	Fixed	6.50%		Feb-1-2018
CIGNA-2 facility(10)	60,433	Fixed	5.75%		Feb-1-2018
CIGNA-3 facility(11)	16,990	Fixed	5.88%		Oct-1-2019
Wells Fargo Bank unsecured term loan(12)	75,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo Bank, CMBS Loan(13)	68,057	Fixed	4.31%		Dec-1-2022
	$452,898		3.92	%(14)

(1)                                 Current interest rate as of June 30, 2013.  At June 30, 2013, the one-month LIBOR rate was 0.1947%.

(2)                                 This $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. Principal outstanding under this loan includes an unamortized fair market value premium of $0.2 million as of June 30, 2013, which is not included in the calculation of the weighted average interest rate.

(3)                                 This $6.2 million loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA. The property is collateral for this loan.

(4)                                The spread over LIBOR for the unsecured credit facility is based on our consolidated leverage ratio and will range between 1.65% and 2.25%.  The spread was 1.65% as of June 30, 2013.  The borrowing capacity as of June 30, 2013 was $200 million, assuming current leverage levels.

(5)                                This $7.2 million loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building. The property is collateral for this loan.  The principal outstanding includes an unamortized fair market value premium of $0.1 million as of June 30, 2013, which is not included in the calculation of the weighted average interest rate.

(6)                                 This $3.25 million loan with Webster Bank was entered into  on May 29, 2012 in connection with the acquisition of the building located in Portland, ME. The property is collateral for this loan.

(7)                                 This $3.5 million loan with Webster Bank was entered into on May 31, 2012 in connection with the acquisition of a building located in East Windsor, CT. The property is collateral for this loan.

(8)                                 The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered into on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio and will range between 1.65% and 2.25%. The spread was 1.65% as of June 30, 2013.  We swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to Note 6 in the notes to our consolidated financial statements included in this report.

(9)                                 This acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) was originally entered into in July 2010 (the “CIGNA-1 facility”), has various buildings serving as collateral and has no remaining borrowing capacity.

(10)                          This acquisition loan facility with CIGNA was originally entered into in October 2010 (the “CIGNA-2 facility”) has various buildings serving as collateral. As of June 30, 2013, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(11)                          This acquisition loan facility with CIGNA was originally entered into in July 2011 (the “CIGNA-3 facility”) and has various buildings serving as collateral. As of June 30, 2013, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(12)                          The Wells Fargo Bank, National Association (“Wells Fargo Bank”) unsecured term loan was entered into on February 14, 2013, with a borrowing capacity of up to $150 million (the “Wells Fargo unsecured term loan”).  Borrowings under the Wells Fargo unsecured term loan bear interest at a floating rate equal to the one-month LIBOR plus a spread that ranges from 2.15% and 2.70%, based on our consolidated leverage ratio.  The spread was 2.15% and the borrowing capacity was $75 million as of June 30, 2013, assuming current leverage levels.  We swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Wells Fargo unsecured term loan.

(13)                          This $68.8 million loan with Wells Fargo Bank was entered into on November 8, 2012 (“CMBS Loan”) and is a non-recourse loan with 28 buildings serving as collateral.

(14)                          The weighted average interest rate was calculated using the swapped rate for the $125 million of the $225 million outstanding on the Bank of America unsecured term loan and the Wells Fargo unsecured term loan (collectively, the “unsecured term loans”).

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are confident in our ability to meet future debt maturities and building acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

The CIGNA-1facility, CIGNA-2 facility and CIGNA-3 facility contain provisions that cross-default the loans and cross-collateralize the 21 properties held as collateral.  In addition, each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

The CMBS Loan agreement is a commercial mortgage-backed security that provides for a secured loan. There are 28 properties located in eight states that are collateral for the CMBS Loan. Wells Fargo Bank had the right to securitize any portion or all of the CMBS Loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The operating partnership guarantees the obligations under the CMBS loan.

Our debt is subject to certain financial and other covenants.  As of June 30, 2013, we were in compliance with the financial covenants in our loan agreements.

Unsecured Credit Facility and Unsecured Term Loans

Unsecured Credit Facility and Bank of America Unsecured Term Loan:  On September 10, 2012, we closed a credit agreement (“credit agreement”) for an unsecured corporate revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger (“unsecured credit facility”). The unsecured credit facility provides for a senior unsecured revolving credit facility of up to $200.0 million, with a sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit. Additionally, the unsecured credit facility has an accordion feature that allows us to request an increase in its borrowing capacity to $300.0 million, subject to the satisfaction of certain conditions. The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the credit agreement. Proceeds from the unsecured credit facility were used to pay off the secured credit facility previously entered into with the Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger, which secured credit facility was terminated.  Other proceeds from the unsecured credit facility have been and will be used for building acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit agreement also provides for the $150.0 million, five-year Bank of America unsecured term loan (“Bank of America unsecured term loan”) with a maturity date of September 10, 2017.

The amount available for us to borrow under the unsecured credit facility is based on (a) the lesser of (i) 60.0% of the Borrowing Base Values (as defined in the credit agreement) of our buildings that form the borrowing base for the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in the credit agreement) then outstanding.

Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one month LIBOR rate or the Base Rate (each as defined in the credit agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.65% to 2.25% for one month—LIBOR rate based borrowings and from 0.65% to 1.25% for Base Rate based borrowings. At June 30, 2013, the spread on the unsecured credit facility and Bank of America unsecured term loan was 1.65%. We also will pay certain customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.25% if usage is greater than or equal to 50%.

Wells Fargo Unsecured Term Loan:  On February 14, 2013, we entered into a seven-year term loan agreement (“loan agreement”) with Wells Fargo Bank and certain other lenders. The loan agreement provides for the Wells Fargo unsecured loan in the original principal amount of up to $150 million (“Wells Fargo unsecured term loan”). Additionally, the Wells Fargo unsecured term loan has a feature that allows us to request an increase in total commitments of up to $250 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of the loan agreement, the Wells Fargo unsecured term loan will mature on February 14, 2020.

The amount available for us to borrow under the Wells Fargo unsecured term loan is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our buildings that form the borrowing base of the Wells Fargo unsecured term loan, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in the loan agreement) then outstanding. We borrowed $25 million under the Wells Fargo unsecured term loan at closing and $50 million on June 17, 2013.

Borrowings under the Wells Fargo unsecured term loan bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 2.15% to 2.70% for Eurodollar Rate based borrowings and from 1.15% to 1.70% for Base Rate based borrowings. As of June 30, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.  On March 1, 2013, the Company entered into an interest rate swap to convert the one-month LIBOR to 1.33% (See “Interest Rate Risk” below).  On June 13, 2013, we entered into two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013 that will convert the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.681% and 1.703%, respectively, plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.  We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan, which is paid monthly in arrears.  During the three months ended June 30, 2013 and the period February 14, 2013 to June 30, 2013, we incurred an unused fee of $0.1 million and $0.2 million, respectively.  The Wells Fargo unsecured term loan has the following prepayment fees:

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

As of June 30, 2013, we had no balance outstanding under the unsecured credit facility and, assuming current leverage levels, approximately $200 million of borrowing capacity was available. As of June 30, 2013, $225 million was outstanding under the unsecured term loans and, assuming current leverage levels, $75 of borrowing capacity was available.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2013, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2013	2014 - 2015	2016 - 2017	Thereafter
Principal payments(3)	$452,557	$2,255	$9,135	$178,783	$262,384
Interest payments (4)(5)	97,645	8,947	35,274	32,611	20,813
Operating lease and ground leases(4)	5,459	82	330	337	4,710
Other(4)	600	75	300	225	—
Total	$556,261	$11,359	$45,039	$211,956	$287,907

(1)                             From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)                                 The terms of the loan agreements for each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the CMBS Loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million.  The funding of these reserves is not included in the table above.

(3)                                 The total payments do not include approximately $0.3 million of unamortized fair market value premium associated with two loans assumed.

(4)                                 Not included in our Consolidated Balance Sheets included in this report.

(5)                                 Amounts include interest rate payments on the $175 million of the $225.0 million unsecured term loans that have been swapped to a fixed rate.  Also included, are interest rate payments for $25 million of unsecured term loans that have been swapped but amounts were not drawn until July 30, 2013.

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

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the Bank of America unsecured term loan. We entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0 million with an effective date of October 10, 2012. The swaps convert the one-month LIBOR rate on $100 million of the $150 million Bank of America unsecured term loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio to a fixed rate between 0.727% and 0.7975 % plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio. As of June 30, 2013, the spread on the Bank of America unsecured term loan was 1.65%.

On March 1, 2013, we entered into an additional interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the $25.0 million outstanding balance of the $150.0 million Wells Fargo unsecured term loan, from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.33% plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. This swap was designated as cash flow hedges of interest rate risk.  On June 13, 2013, we entered into an additional two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013 that will convert the one-month LIBOR rate on the Wells Fargo unsecured term loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.681% and 1.703%, respectively, plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.  As of June 30, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.

As of June 30, 2013, the fair value of our interest rate swaps were in an asset position of $3.2 million and as of December 31, 2012 were in a liability position of $0.5 million. The increase in value was due to rising interest rates in addition to the three aforementioned swaps that were entered into during the six months ended June 30, 2013.

As of June 30, 2013, we had $225.0 million of debt with interest at a variable rate. Of the $225.0 million of variable rate debt, interest on $125.0 million of the $225.0 million unsecured term loans has been fixed with swaps as discussed above. Of the remaining $100.0 million, $50.0 million is swapped effective July 1, 2013. The remaining $50.0 million is related to the Bank of America unsecured term loan, which was priced at one-month LIBOR plus 1.65% as of June 30, 2013. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and net operating income (“NOI”), which meets the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of these measures provide useful information to investors.

Funds From Operations

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss in accordance with GAAP, as presented in our Consolidated Financial Statements included in this report.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating buildings, impairment write-downs of depreciable real estate, real estate related depreciation and amortization (excluding amortization of deferred financing costs and fair market value of debt adjustment) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from building dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our buildings that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary maintain the operating performance of our buildings, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(184)	$(1,528)	$(602)	$(2,889)
Depreciation and amortization	16,435	9,272	32,045	18,132
Loss on impairment	—	622	—	622
Gain on sales of real estate	(464)	(219)	(464)	(219)
FFO	$15, 787	$8,147	$30,979	$15,646
Preferred stock dividends	(2,519)	(1,553)	(4,071)	(3,106)
Amount allocated to unvested restricted stockholders	(64)	(41)	(133)	(41)
FFO attributable to common stockholders and unit holders	$13,204	$6,553	$26,775	$12,499

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income because we believe it helps investors and management to understand the core operations of our buildings.  NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance, which excludes depreciation, amortization, general and administrative expenses, interest expense, interest income, gain on interest rate swaps, asset management fee income, property acquisition costs, and other expenses.  NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(184)	$(1,528)	$(602)	$(2,889)
Asset management fee income	(255)	(312)	(514)	(621)
General and administrative	4,477	3,308	8,983	6,306
Property acquisition costs	1,269	1,149	1,845	1,441
Depreciation and amortization	16,435	9,272	32,045	18,132
Interest income	(3)	(4)	(6)	(8)
Interest expense	4,846	4,184	9,497	8,356
Offering costs	27	68	27	68
Loss on impairment	—	622	—	622
Gain on extinguishment of debt	—	(18)	—	(18)
Gain on sales of real estate	(464)	(219)	(464)	(219)
Gain on interest rate swaps	—	—	—	(215)
Other expenses	161	9	245	60
Net Operating Income (1)	$26,309	$16,531	$51,056	$31,015

(1)                                 Includes the results of discontinued operations.  For the three and six months ended June 30, 2013 and 2012, excluding the results of discontinued operations, NOI was approximately $26.2 million, $50.9 million, $16.1 million and $30.4 million, respectively.

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

As of June 30, 2013, we had no amount outstanding under the unsecured credit facility and $225.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $225.0 million outstanding on the unsecured term loans, $125 million is subject to interest rate swaps.  Of the remaining $100.0 million, $50.0 million is swapped effective July 1, 2013. The remaining $50.0 million is related to the Bank of America unsecured term loan, which was priced at one-month LIBOR plus 1.65% as of June 30, 2013.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $100.0 million on the unsecured term loans (the portion of outstanding amounts at June 30, 2013 not fixed by interest rate swaps) for the entire six months ended June 30, 2013, our interest expense would have increased by $0.5 million for the six months ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013 and the subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of the quarter ended June 30, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Departure of a Director

Pursuant to notice given on August 2, 2013, F. Alexander Fraser resigned as a director of our Company due to his desire to devote more of his time to his duties and responsibilities as a Managing Director at GI Partners, LLC. Mr. Fraser’s resignation was effective immediately on August 2, 2013.

Upon Mr. Fraser’s resignation on August 2, 2013, the board of directors, pursuant to its authority under our charter and bylaws, reduced the number of directors from seven to six.

Termination of a Material Definitive Agreement

On August 2, 2013, GI STAG Investco, LLC, a Delaware limited liability company and the controlling member of one of the contributors in our formation transactions (“GISI”), waived its rights under that certain voting agreement, dated April 20, 2011, among us, GISI and other contributors in our formation transactions (collectively, the “Contributors”) (the “Voting Agreement”).  As previously disclosed, under the terms of the Voting Agreement, subject to certain conditions, GISI received the right to select up to two individuals to be nominated to serve on our board of directors, we agreed to cause such individuals to be nominated for election to our board of directors at each annual meeting of our stockholders, and each Contributor agreed, at each annual meeting of our stockholders, to vote all of such Contributor’s shares of our common stock in favor of the election of the two GISI nominees to our board of directors. Pursuant to this agreement, in connection with our 2013 annual meeting of stockholders, GISI nominated F. Alexander Fraser and Christopher P. Marr to our board of directors, and they were elected by our stockholders.

On August 2, 2013, we and GISI executed an agreement to terminate the Voting Agreement (the “Termination Agreement”) formally.  The Termination Agreement provides that no party will have any further rights or obligations under the Voting Agreement, effective as of August 2, 2013.  We expect all of the Contributors will confirm the termination of the Voting Agreement by executing the Termination Agreement.

The form of the Termination Agreement is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)

4.1	Form of Certificate for STAG Industrial, Inc.’s 6.625% Series B Cumulative Redeemable Preferred Stock(2)

10.1	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(3)

10.2	Amendment to the 2011 Equity Incentive Plan (4)

10.3*	Form of Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013

(2)         Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 11, 2013

(3)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013

(4)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: August 7, 2013	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)

4.1	Form of Certificate for STAG Industrial, Inc.’s 6.625% Series B Cumulative Redeemable Preferred Stock(2)

10.1	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(3)

10.2	Amendment to the 2011 Equity Incentive Plan (4)

10.3*	Form of Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013

(2)         Incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 11, 2013

(3)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013

(4)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013