Form 10-Q
period 2013-09-30
STAG Industrial, Inc.
filed 2013-11-06
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock ($0.01 par value)	44,159,083
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012

Assets
Rental Property:
Land	$126,685	$104,656
Buildings	813,705	654,518
Tenant improvements	35,717	34,900
Building and land improvements	30,831	22,153
Less: accumulated depreciation	(64,562)	(46,175)
Total rental property, net	942,376	770,052
Cash and cash equivalents	23,909	19,006
Restricted cash	6,810	5,497
Tenant accounts receivable, net	12,911	9,351
Prepaid expenses and other assets	3,590	1,556
Interest rate swaps	2,282	—
Deferred financing fees, net	5,354	4,704
Leasing commissions, net	2,720	1,674
Goodwill	4,923	4,923
Due from related parties	180	806
Deferred leasing intangibles, net	208,097	187,555
Total assets	$1,213,152	$1,005,124
Liabilities and Equity
Liabilities:
Mortgage notes payable	$226,686	$229,915
Unsecured credit facility	20,000	99,300
Unsecured term loans	250,000	150,000
Accounts payable, accrued expenses and other liabilities	16,158	12,111
Interest rate swaps	131	480
Tenant prepaid rent and security deposits	7,956	5,686
Dividends and distributions payable	15,285	11,301
Deferred leasing intangibles, net	6,871	6,871
Total liabilities	543,087	515,664
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2013 and December 31, 2012	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2013 and no shares issued and outstanding at December 31, 2012	70,000	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 44,052,248 and 35,698,582 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	440	357
Additional paid-in capital	562,511	419,643
Common stock dividends in excess of earnings	(105,697)	(61,024)
Accumulated other comprehensive income (loss)	1,906	(371)
Total stockholders’ equity	598,160	427,605
Noncontrolling interest	71,905	61,855
Total equity	670,065	489,460
Total liabilities and equity	$1,213,152	$1,005,124

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Rental income	$30,391	$18,708	$84,871	$50,797
Tenant recoveries	4,285	2,063	11,427	6,068
Other income	207	331	865	981
Total revenue	34,883	21,102	97,163	57,846
Expenses
Property	2,686	1,262	7,699	4,030
General and administrative	4,376	3,656	13,358	9,962
Real estate taxes and insurance	3,622	1,603	9,518	4,574
Property acquisition costs	986	1,067	2,831	2,509
Depreciation and amortization	17,463	10,236	49,411	28,110
Loss on impairment	—	—	—	622
Other expenses	89	86	336	145
Total expenses	29,222	17,910	83,153	49,952
Other income (expense)
Interest income	3	9	9	17
Interest expense	(5,370)	(3,558)	(14,866)	(11,776)
Gain on interest rate swaps	—	—	—	215
Offering costs	—	—	(27)	(68)
Loss on extinguishment of debt	—	(947)	—	(929)
Total other income (expense)	(5,367)	(4,496)	(14,884)	(12,541)
Net income (loss) from continuing operations	$294	$(1,304)	$(874)	$(4,647)
Discontinued operations
Income attributable to discontinued operations	—	329	102	564
Loss on impairment attributable to discontinued operations	—	(3,941)	—	(3,941)
Gain on sales of real estate	—	—	464	219
Total income (loss) attributable to discontinued operations	—	(3,612)	566	(3,158)
Net income (loss)	$294	$(4,916)	$(308)	$(7,805)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(335)	(1,248)	(958)	(3,244)
Net income (loss) attributable to STAG Industrial, Inc.	$629	$(3,668)	$650	$(4,561)
Less: preferred stock dividends	2,712	1,553	6,783	4,659
Less: amount allocated to unvested restricted stockholders	64	41	197	81
Net loss attributable to common stockholders	$(2,147)	$(5,262)	$(6,330)	$(9,301)
Weighted average common shares outstanding — basic and diluted	42,753,722	29,752,057	41,766,740	21,716,590
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.05)	$(0.08)	$(0.16)	$(0.32)
Income (loss) from discontinued operations attributable to common stockholders	$—	$(0.10)	$0.01	$(0.11)
Loss per share — basic and diluted	$(0.05)	$(0.18)	$(0.15)	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$294	$(4,916)	$(308)	$(7,805)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(1,034)	(577)	2,632	(577)
Other comprehensive income (loss)	(1,034)	(577)	2,632	(577)
Comprehensive income (loss)	(740)	(5,493)	2,324	(8,382)
Net loss attributable to noncontrolling interest after preferred stock dividends	335	1,248	958	3,244
Other comprehensive (income) loss attributable to noncontrolling interest	143	111	(355)	150
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(262)	$(4,134)	$2,927	$(4,988)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
		Common Shares		Paid-in	in excess of	Comprehensive	Stockholders’	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Total Equity
Nine months ended September 30, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	8,247,322	82	154,587	—	—	154,669	—	154,669
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(8,457)	—	—	(8,457)	—	(8,457)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	7,871	—	—	—	—	—	—	—
Dividends and distributions, net	(6,783)	—	—	—	(38,540)	—	(45,323)	(6,334)	(51,657)
Non-cash compensation	—	—	—	1,020	—	—	1,020	1,207	2,227
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Conversion of operating partnership units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(4,304)	—	—	(4,304)	4,304	—
Comprehensive income	—	—	—	—	—	2,277	2,277	355	2,632
Net income (loss)	6,783	—	—	—	(6,133)	—	650	(958)	(308)
Balance, September 30, 2013	$139,000	44,052,248	$440	$562,511	$(105,697)	$1,906	$598,160	$71,905	$670,065

Nine months ended September 30, 2012
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Proceeds from sale of common stock	—	17,537,500	176	237,392	—	—	237,568	—	237,568
Offering costs	—	—	—	(10,863)	—	—	(10,863)	—	(10,863)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	9,790	—	—	—	—	—	—	—
Dividends and distributions, net	(4,659)	—	—	—	(20,311)	—	(24,970)	(5,938)	(30,908)
Non-cash compensation	—	—	—	746	—	—	746	711	1,457
Issuance of units for acquisition fee	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	1,335,224	13	13,148	—	—	13,161	(13,161)	—
Rebalancing of noncontrolling interest	—	—	—	(11,507)	—	—	(11,507)	11,507	—
Comprehensive loss	—	—	—	—	—	(427)	(427)	(150)	(577)
Net income (loss)	4,659	—	—	—	(9,220)	—	(4,561)	(3,244)	(7,805)
Balance, September 30, 2012	$69,000	34,871,099	$349	$408,834	$(47,916)	$(427)	$429,840	$69,166	$499,006

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(308)	$(7,805)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,508	28,486
Loss on impairment	—	4,563
Non-cash portion of interest expense	783	755
Intangible amortization in rental income, net	4,399	3,481
Straight-line rent adjustments, net	(2,139)	(1,733)
Gain on interest rate swaps	—	(215)
Loss on extinguishment of debt	—	929
Gain on sales of real estate	(464)	(219)
Non-cash compensation expense	2,227	1,457
Issuance of units for acquisition fee	—	225
Change in assets and liabilities:
Tenant accounts receivable, net	(1,399)	(317)
Leasing commissions, net	(1,453)	(567)
Restricted cash	(764)	(943)
Prepaid expenses and other assets	(1,611)	(716)
Accounts payable, accrued expenses and other liabilities	3,539	2,308
Tenant prepaid rent and security deposits	2,270	492
Due from related parties	626	25
Total adjustments	55,522	38,011
Net cash provided by operating activities	55,214	30,206
Cash flows from investing activities:
Additions of land and building improvements	(183,882)	(159,951)
Proceeds from sales of rental property, net	4,843	3,216
Restricted cash	(549)	3,339
Cash paid for deal deposits, net	(460)	(3,675)
Additions to lease intangibles	(54,842)	(54,239)
Net cash used in investing activities	(234,890)	(211,310)
Cash flows from financing activities:
Proceeds from sale of Series B Preferred stock	70,000	—
Proceeds from credit facility	—	124,300
Repayment of credit facility	—	(124,300)
Proceeds from unsecured credit facility	90,000	12,000
Repayment of unsecured credit facility	(169,300)	—
Proceeds from unsecured term loans	100,000	100,000
Proceeds from mortgage notes payable	—	9,252
Repayment of mortgage notes payable	(3,151)	(143,985)
Payment of loan fees and costs	(1,511)	(2,833)
Dividends and distributions	(47,671)	(24,296)
Proceeds from sales of common stock	154,669	237,568
Offering costs	(8,457)	(10,863)
Restricted cash - escrow for dividends	—	(1,553)
Net cash provided by financing activities	184,579	175,290
Increase (decrease) in cash and cash equivalents	4,903	(5,814)
Cash and cash equivalents—beginning of period	19,006	16,498
Cash and cash equivalents—end of period	$23,909	$10,684

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial operating company focused on the acquisition, ownership and management of single-tenant net-leased industrial buildings throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of September 30, 2013 and December 31, 2012, the Company owned an 86.46% and 85.29% limited partnership interest in the Operating Partnership, respectively.  As used herein, the “Company” refers to STAG Industrial, Inc., the Operating Partnership and their consolidated subsidiaries and partnerships except where context otherwise requires.

As of September 30, 2013, the Company owned 200 buildings in 34 states with approximately 35.3 million square feet, consisting of 136 warehouse/distribution buildings, 44 light manufacturing buildings and 20 flex/office buildings.  The Company also owned one vacant land parcel adjacent to one of the Company’s buildings.  The Company’s buildings were 94.0% leased to 180 tenants as of September 30, 2013.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Supplemental cash flow information
Cash paid for interest	$14,096	$11,132
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building improvements	$(11,984)	$(377)
Issuance of Common Units for acquisitions	$11,499	$—
Dividends and distributions declared but not paid	$15,285	$12,722

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of September 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $4 thousand and $0, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of September 30, 2013 and December 31, 2012, the Company had accrued rental revenue of $8.5 million and $6.4 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of September 30, 2013 and December 31, 2012, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

As of September 30, 2013 and December 31, 2012, the Company had a total of approximately $4.9 million and $4.8 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $2.8 million and $2.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans, which approximates the effective interest method.  Any unamortized amounts upon early repayment of debt are written off in the period of repayment. During the three and nine months ended September 30, 2013 and September 30, 2012, amortization of deferred financing fees included in interest expense was $0.3 million, $0.9 million, $0.3 million and $0.9 million, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their buildings’ insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.4 million, $7.0 million, $1.9 million and $4.9 million for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three and nine months ended September 30, 2013 and September 30, 2012.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.1 million, $0.3 million, $0.1 million, and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

The following table summarizes the acquisitions of the Company during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Nine Months Ended September 30, 2013

Building Location	Date Acquired	Square Feet	Buildings
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
Mishawaka, IN	4/5/2013	308,884	1
Southfield, MI (1)	4/9/2013	113,000	1
Houston, TX	4/9/2013	201,574	1
Idaho Falls, ID	4/11/2013	90,300	1
Mt. Prospect, IL	5/14/2013	87,380	1
Williamsport, PA	5/31/2013	250,000	1
Belvidere, IL	6/19/2013	1,006,960	8
Kentwood, MI	6/26/2013	85,157	1
Marshall, MI	6/26/2013	57,025	1
Nashville, TN	7/18/2013	150,000	1
Catoosa, OK	7/31/2013	100,100	1
New Berlin, WI	8/16/2013	205,063	1
Hampstead, MD	8/21/2013	1,035,249	1
New Hope, MN	9/20/2013	107,348	1
Springfield, OH	9/26/2013	350,500	1
	Total	5,955,086	29

(1)         The Company also owns a 5.4 acre vacant land parcel adjacent to this building.

Year Ended December 31, 2012

Building Location	Date Acquired	Square Feet	Buildings
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville, SC	8/23/2012	204,952	1
Simpsonville, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane, NC	9/4/2012	223,340	1
Mebane, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan, SC	9/21/2012	474,000	1
Duncan, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1
Auburn Hills, MI	10/9/2012	87,932	1
El Paso, TX	10/9/2012	269,245	1
Gloversville, NY	10/9/2012	50,000	1
Gloversville, NY	10/9/2012	101,589	1
Gloversville, NY	10/9/2012	26,529	1
Gloversville, NY	10/9/2012	59,965	1
Greenwood, SC	10/9/2012	104,955	1
Greenwood, SC	10/9/2012	70,100	1
Holland, MI	10/9/2012	195,000	1
Independence, VA	10/9/2012	120,000	1
Jackson, TN	10/9/2012	250,000	1
Johnstown, NY	10/9/2012	52,500	1
Johnstown, NY	10/9/2012	60,000	1
Johnstown, NY	10/9/2012	42,325	1
Johnstown, NY	10/9/2012	57,102	1
Kansas City, KS	10/9/2012	56,580	1
Lafayette, IN	10/9/2012	71,400	1
Lafayette, IN	10/9/2012	120,000	1
Lafayette, IN	10/9/2012	275,000	1
Lansing, MI	10/9/2012	250,100	1
Marion, IN	10/9/2012	249,600	1
Novi, MI	10/9/2012	120,800	1
O’Hara, PA	10/9/2012	887,084	1
Parsons, KS	10/9/2012	120,000	1
Phenix City, AL	10/9/2012	117,568	1
Portage, IN	10/9/2012	212,000	1
Ware Shoals, SC	10/9/2012	20,514	1
Wichita, KS	10/9/2012	80,850	1
Wichita, KS	10/9/2012	120,000	1
Wichita, KS	10/9/2012	44,760	1
Wichita, KS	10/9/2012	47,700	1
Chicopee, MA	10/26/2012	217,000	1
Sterling Heights, MI	10/31/2012	108,000	1
Harrisonburg, VA	11/29/2012	357,673	1
Toledo, OH	12/13/2012	177,500	1
Woodstock, IL	12/14/2012	129,803	1
Kansas City, MO	12/19/2012	226,576	1
Smyrna, GA	12/20/2012	102,000	1
Montgomery, IL	12/20/2012	584,301	1
Statham, GA	12/21/2012	225,680	1
	Total	12,829,194	70

The following table (in thousands) summarizes the allocation of the consideration paid during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, for the acquired assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the table above:

	Nine months Ended September 30, 2013	Weighted Average Amortization Period (years) Lease Intangibles	Year Ended December 31, 2012	Weighted Average Amortization Period (years) Lease Intangibles
Land	$22,824	N/A	$34,991	N/A
Buildings	160,057	N/A	269,616	N/A
Tenant improvements	1,768	N/A	10,624	N/A
Cash escrow for capital additions	—	N/A	785	N/A
Above market leases	5,915	5.7	16,728	10.0
Below market leases	(1,976)	7.2	(5,962)	6.5
In-place leases	35,654	5.7	63,397	6.6
Tenant relationships	15,246	8.4	26,241	8.2
Building and land improvements	5,470	N/A	7,488	N/A
Net assets acquired	$246,958		$423,908

As partial consideration for eight buildings acquired on June 19, 2013, the Company granted 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million based on the Company’s NYSE closing stock price on June 19, 2013.  The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. The remaining purchase price of approximately $40.1 million was paid in cash.

The Company has included the results of operations for each of the 29 buildings acquired in its Consolidated Statements of Operations from the date of acquisition.  For the three and nine months ended September 30, 2013, the buildings acquired during the nine months ended September 30, 2013 contributed $5.7 million and $9.0 million, to total revenue and $0.4 million and $0.8 million to net loss including building acquisition costs of $0.9 million and $2.5 million related to the acquisition of the buildings, respectively.

The following tables set forth pro forma information for the nine months ended September 30, 2013 and 2012.  The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

Pro Forma	Nine months ended September 30, 2013 (in thousands, except share data) (1)
Total revenue	$108,090
Net income (2)	$5,468
Net loss attributable to common stockholders	$(1,334)
Weighted average shares outstanding	41,766,740
Net loss per share attributable to common stockholders	$(0.03)

Pro Forma	Nine months ended September 30, 2012 (in thousands, except share data) (3)
Total revenue	$88,597
Net loss (2)	$(6,961)
Net loss attributable to common stockholders	$(8,677)
Weighted average shares outstanding	21,716,590
Net loss per share attributable to common stockholders	$(0.40)

(1)                                 The pro forma information for the nine months ended September 30, 2013 is presented as if the acquisition of the buildings acquired during the nine months ended September 30, 2013 had occurred at January 1, 2012, the beginning of the reporting period prior to acquisition.

(2)                                 The net income for the nine months ended September 30, 2013 excludes $2.5 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2013, and the net loss for the nine months ended September 30, 2012 was adjusted to include these acquisition costs.  Net loss for the nine months ended September 30, 2012 excludes $2.0 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2012.

(3)                                 The pro forma information for the nine months ended September 30, 2012 is presented as if the acquisition of the buildings acquired during the nine months ended September 30, 2013 and the buildings acquired during the nine months ended September 30, 2012 had occurred at January 1, 2012 and January 1, 2011, respectively, the beginning of the reporting period prior to acquisition.

On June 12, 2013, the Company sold a 53,183 square feet flex/office building located in Pittsburgh, PA.  The building represented a non-core asset of the Company.  The carrying value of the building prior to sale was $4.4 million.  The sales price was $5.1 million and the Company received net proceeds of $4.8 million.  A gain on sale of real estate of $0.5 million was recognized at closing under the full accrual method of gain recognition.  The building contributed $0 million, $0.2 million, $0.1 million, and $0.4 million to total revenue during the three and nine months ended September 30, 2013 and September 30, 2012, respectively.  The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

The Company tested the property located in Great Bend, KS for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property was not recoverable from the estimated future undiscounted cash flows.  Accordingly, the property was written down to its estimated fair value resulting in a loss on impairment of $3.9 million (of which $0.7 million related to lease intangibles) for the three and nine months ended September 30, 2012.  Subsequently, on November 30, 2012, the Company sold the building for a purchase price of $4.0 million in an arm’s length transaction.  The building represented a non-core asset of the Company.  The loss on impairment and results of operations from this property are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.  There was no loss on impairment during the three or nine months ended September 30, 2013.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
In-place leases	$132,648	$108,363
Less: Accumulated amortization	(43,728)	(28,289)
In-place leases, net	88,920	80,074
Above market leases	56,079	50,699
Less: Accumulated amortization	(15,666)	(10,362)
Above market leases, net	40,413	40,337
Tenant relationships	73,728	61,050
Less: Accumulated amortization	(16,858)	(11,298)
Tenant relationships, net	56,870	49,752
Leasing commissions	30,437	23,376
Less: Accumulated amortization	(8,543)	(5,984)
Leasing commissions, net	21,894	17,392
Total deferred leasing intangibles, net	$208,097	$187,555

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Below market leases	$11,091	$9,878
Less: Accumulated amortization	(4,220)	(3,007)
Total deferred leasing intangibles, net	$6,871	$6,871

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $10.2 million, $29.3 million, $5.8 million and $15.9 million for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.  Rental income, inclusive of results from discontinued operations, related to net amortization of above (below) market leases decreased by $1.5 million, $4.4 million, $1.2 million and $3.5 million for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
Remainder of 2013	$10,366	$1,505
2014	37,284	5,734
2015	30,004	5,928
2016	25,078	5,610
2017	19,024	4,098

The Company assesses deferred leasing intangibles for impairments on a quarterly basis when certain triggering events are met.  If events or changes in circumstances indicate that the carrying values of certain deferred lease intangibles may be impaired, a recovery analysis is performed based on undiscounted future cash flows expected to be generated from the tenant over the remaining lease term.  If the recovery analysis indicates the carrying value of the tested lease intangibles are not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  The fair value is determined based on the contractual lease rental payments over the remaining term discounted back to the current reporting period.  On June 11, 2012, the Company received notice from a tenant that the tenant was exercising an option in its lease to downsize its space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013.  After determining the undiscounted future cash flows were not recoverable, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined that the fair value of the lease intangibles was $0.4 million, resulting in a noncash impairment loss of $0.6 million during the three and nine months ended September 30, 2012, which is reflected in the accompanying Consolidated Statements of Operations.  The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement.  There was no impairment of lease intangibles during the three or nine months ended September 30, 2013.

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans and the Unsecured Credit Facility (each defined below) are generally due in monthly installments of interest.

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Term Loans and Unsecured Credit Facility as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of September 30, 2013	Principal outstanding as of December 31, 2012	Current Maturity
Sun Life(2)	6.05%	$3,884	$4,079	Jun-1-2016
Webster Bank (3)	4.22%	5,872	5,984	Aug-4-2016
Bank of America Unsecured Credit Facility	LIBOR + 1.65%(4)	20,000	99,300	Sept-10-2016
Union Fidelity (5)	5.81%	6,639	6,898	Apr-30-2017
Webster Bank (6)	3.66%	3,141	3,203	May-29-2017
Webster Bank (7)	3.64%	3,383	3,450	May-31-2017
Bank of America Unsecured Term Loan	LIBOR + 1.65%(8)	150,000	150,000	Sept-10-2017
CIGNA-1 Facility(9)	6.50%	59,071	59,645	Feb-1-2018
CIGNA-2 Facility(10)	5.75%	60,213	60,863	Feb-1-2018
CIGNA-3 Facility(11)	5.88%	16,935	17,097	Oct-1-2019
Wells Fargo Unsecured Term Loan	LIBOR + 2.15%(12)	100,000	—	Feb-14-2020
Wells Fargo CMBS Loan (13)	4.31%	67,548	68,696	Dec-1-2022
		$496,686	$479,215

(1)                                 Current interest rate as of September 30, 2013.  At September 30, 2013 and December 31, 2012, the one-month LIBOR rate was 0.17885% and 0.2087%, respectively.

(2)                                 This $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

(3)                                 This $6.2 million loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA.  The property is collateral for this loan.

(4)                                 The spread over LIBOR for this Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage ratio and ranged between 1.65% and 2.25%. The spread was 1.65% as of September 30, 2013 and December 31, 2012.  The Company paid unused fees of $0.2 million, $0.5 million, $40 thousand, and $40 thousand for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.  The borrowing capacity as of September 30, 2013 was $180.0 million, assuming current leverage levels.

(5)                                This $7.2 million loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building.  The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

(8)                                 This Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio and ranged between 1.65% and 2.25%. The spread was 1.65% as of September 30, 2013 and December 31, 2012. The Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012.  For further details refer to Note 6.

(9)                                 This Connecticut General Life Insurance Company (“CIGNA”) credit facility originally was entered into in July 2010 (the “CIGNA-1 Facility”), which loan has various buildings serving as collateral, had no remaining borrowing capacity as of September 30, 2013.

(10)                          This CIGNA credit facility originally was entered into in October 2010 (the “CIGNA-2 Facility”), which loan has various buildings serving as collateral, had a remaining borrowing capacity of approximately $2.9 million as of September 30, 2013, subject to customary terms and conditions, including underwriting.

(11)                          This CIGNA credit facility originally was entered into on July 8, 2011 (“CIGNA-3 Facility”), which loan has various buildings serving as collateral. The CIGNA-3 Facility had a remaining borrowing capacity of approximately $47.9 million as of September 30, 2013, subject to customary terms and conditions, including underwriting.

(12)                          This Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan (“Wells Fargo Unsecured Term Loan”) was entered into on February 14, 2013. The spread over LIBOR is based on the Company’s consolidated leverage ratio and will range between 2.15% and 2.70%. The spread was 2.15% as of September 30, 2013.  The Wells Fargo Unsecured Term Loan has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. As of September 30, 2013, the Company swapped one-month LIBOR for a fixed rate on $125.0 million of the $150.0 million capacity on the unsecured term loan (see Note 6 for further details). The borrowing capacity as of September 30, 2013 was $50.0 million, assuming current leverage levels, and can be drawn down by the Company through February 14, 2014. The Wells Fargo Unsecured Term Loan has an unused commitment fee equal to 0.35% of its unused portion, which is paid monthly in arrears.  During the three months ended September 30, 2013 and the period February 14, 2013 to September 30, 2013, the Company incurred an unused fee of $0.1 million and $0.2 million, respectively.

(13)                          This $68.8 million Wells Fargo loan (“CMBS Loan”) was entered into on November 8, 2012 and is a non-recourse loan with 28 buildings serving as collateral.

On October 7, 2013, the Unsecured Credit Facility and the Bank of America Unsecured Term Loan were amended to reduce the spreads on the one-month LIBOR rate and the Base Rate and to reduce the unused fee rates.  See Note 13 for further details.

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility, the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan (together, the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan are the “Unsecured Term Loans”) is subject to its ongoing compliance with a number of customary financial covenants, including:

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

Each of the Sun Life loan, the Webster Bank loans, the Union Fidelity loan, the CIGNA-1 Facility, the CIGNA-2 Facility, the CIGNA-3 Facility and the CMBS Loan have specific properties that are collateral for these loans. The acquisition costs of these properties were financed by the loans and by collateral assignments of the specific leases and rents. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of September 30, 2013 and December 31, 2012.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.58% to 5.24% and 1.86% to 4.64% at September 30, 2013 and December 31, 2012, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$226,686	$230,364	$229,915	$242,175
Unsecured Credit Facility	$20,000	$20,117	$99,300	$99,300
Bank of America Unsecured Term Loan	$150,000	$150,444	$150,000	$150,000
Wells Fargo Unsecured Term Loan	$100,000	$96,951	$—	$—

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

On June 13, 2013, the Company entered into two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013 that convert the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to a fixed rate of 1.681% and 1.703%, respectively, plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.

On September 30, 2013, the Company entered into an interest rate swap agreement for a notional amount of $25.0 million with an effective date of February 3, 2014 that converts the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to a fixed rate of 1.9925% plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio. This swap was designated as cash flow hedge of interest rate risk. The $25.0 million notional amount has not been drawn as of September 30, 2013.

The following table details the Company’s outstanding interest rate swaps as of September 30, 2013 (collectively, the “Unsecured Term Loan Swaps”) (in thousands):

Interest Rate Derivative	Trade Date	Notional Amount		Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	(1)	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	(1)	0.727%	One-month LIBOR	September 10, 2017
Interest rate swap	March-1-2013	$25,000	(2)	1.33%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$25,000	(2)	1.703%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$50,000	(2)	1.681%	One-month LIBOR	February 14, 2020
Interest rate swap	Sept-30-2013	$25,000	(2)	1.9925%	One-month LIBOR	February 14, 2020

(1) Fixes the interest rate of the Bank of America Unsecured Term Loan

(2) Fixes the interest rate of the Wells Fargo Unsecured Term Loan

The fair value of the interest rate swaps outstanding as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	Balance Sheet Location	Notional Amount September 30, 2013	Fair Value September 30, 2013	Notional Amount December 31, 2012	Fair Value December 31, 2012
Unsecured Term Loan Swaps	Interest Rate Swaps-Asset	$200,000	$2,282	$100,000	$(480)
Unsecured Term Loan Swaps	Interest Rate Swaps-Liability	$25,000	$(131)	$—	$—

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. On September 14, 2012, the Company commenced a program of utilizing such designated derivatives to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.2 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$(1,510)	$(577)	$1,776	$(577)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$476	$—	$856	$—
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of September 30, 2013, the fair values of ten of 11 of the Company’s interest rate swaps were in an asset position of $2.5 million and one interest rate swap was in a liability position of $0.1 million, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of September 30, 2013, the Company has not posted any collateral related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position was $0.4 million as of September 30, 2013. If the Company had breached any of its provisions at September 30, 2013, it could have been required to settle its obligations under the agreement of the interest rate swap in a liability position at its termination value of $50 thousand.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of September 30, 2013 and December 31, 2012, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Market Measurements as of September 30, 2013 Using:
	September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets (liabilities):
Interest Rate Swaps	$2,282	$—	$2,282	$—
Interest Rate Swaps	$(131)	$—	$(131)	$—

		Fair Market Measurements as of December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(480)	$—	$(480)	$—

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

The table below sets forth the dividends that have been declared by the Company’s board of directors on the Series A Preferred Stock during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$1.6875

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012
Total 2012		$2.25

The table below sets forth the dividends that have been declared by the Company’s board of directors on the Series B Preferred Stock during the prorated period ended September 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013
Total 2013		$0.7591125

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

During the three and nine months ended September 30, 2013, the Company sold 1,813,970 and 1,963,170 shares of common stock, respectively, under its “at the market” program (“ATM”) that commenced on December 14, 2012. During the three months ended September 30, 2013 the Company received net proceeds of $36.4 million, reflecting gross proceeds of $36.9 million, net of the sales agents’ fees of approximately $0.6 million. During the nine months ended September 30, 2013 the Company received net proceeds of $39.1 million, reflecting gross proceeds of $39.7 million, net of the sales agents’ fees of approximately $0.6 million.  The Company used the net proceeds for acquisitions and general corporate purposes.  As of September 30, 2013, there was approximately $30.0 million of common stock available to be sold under the ATM.

The table below sets forth the dividends that have been declared by the Company’s board of directors on its common stock during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.30	October 15, 2013
June 30	May 6, 2013	0.30	July 15, 2013
March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$0.90

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012
Total 2012		$1.07

On August 15, 2013 the Company’s board of directors voted to increase the frequency of the payment of the Company’s common stock dividend from quarterly to monthly. For further details on the fourth quarter dividend declaration refer to Note 13.

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

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
September 30	October 15, 2013	2,607	$53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		7,627	$158,000

Service During Quarter Ended 2012	Grant Date	Shares	Fair Value
December 31	January 15, 2013	2,851	$54,000
September 30	October 15, 2012	2,876	49,000
June 30	July 13, 2012	3,108	46,000
March 31	April 13, 2012	3,776	50,000
Total 2012		12,611	$199,000

Restricted Stock-Based Compensation

On January 3, 2013, the Company granted 106,268 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value of $1.9 million ($18.11 per share).

As of September 30, 2013 and December 31, 2012, 48,173 and 16,161 shares of restricted common stock had vested with a fair value of $0.9 million and $0.2 million, respectively.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.2 million, $0.6 million, $0.1 million and $0.3 million in non-cash compensation expense for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. Unrecognized compensation expense for the remaining life of the awards was $2.7 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, there were 11,540 and 1,559 forfeitures of shares of restricted common stock, respectively.

2011 Plan

At their annual meeting on May 6, 2013, the stockholders of the Company approved an amendment to the 2011 Plan that increased the number of shares of common stock that may be awarded under the 2011 Plan by 1,887,274 shares to an aggregate of 3,642,461 shares (7.5% of the shares of common stock and common units (including LTIP units) issued and outstanding as of March 27, 2013).  The 2011 Plan expires on March 31, 2021.

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of September 30, 2013, noncontrolling interests consisted of 6,299,186 Noncontrolling Common Units and 599,464 long-term incentive plan units in the Operating Partnership (“LTIP units”), which in total represented an approximately 13.54% limited partnership interest in the Operating Partnership. As of December 31, 2012, noncontrolling interests consisted of 5,743,958 Noncontrolling Common Units and 413,551 LTIP units, which in total represented an approximately 14.71% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Noncontrolling Common Units

Noncontrolling Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Noncontrolling Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Noncontrolling Common Units have the right to cause the Operating Partnership to redeem any or all of their Noncontrolling Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. All Noncontrolling Common Units will receive the same monthly distribution as the per share dividends on common stock.  As discussed in Note 3, on June 19, 2013, the Company granted 555,758 Common Units as partial consideration for the purchase price of eight buildings.  The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.  The Company relied on the exemption based on representations given by the holders of the Common Units.  During the nine months ended September 30, 2013, 2,186  Noncontrolling Common Units were redeemed for shares of common stock.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Noncontrolling Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Noncontrolling Common Unit.  As of September 30, 2013, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Noncontrolling Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Noncontrolling Common Units, which equal per share dividends on common stock.

On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and terms of 10 years. During the nine months ended September 30, 2013, 1,656  LTIP units were redeemed for Noncontrolling Common Units.  As of September 30, 2013 and December 31, 2012, 200,741 and 112,506 LTIP units were vested, respectively.  The Company recognized $0.4 million, $1.2 million, $0.2 million and $0.7 million in non-cash compensation expense for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. Unrecognized compensation expense was $5.6 million and $3.5 million at September 30, 2013 and December 31, 2012, respectively, and is included in additional paid-in capital on the accompanying Consolidated Statements of Equity.

9. Earnings Per Share

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and nine months ended September 30, 2013 and September 30, 2012, there were 214,389, 220,466, 150,978 and 157,292, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the “OPP”) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of September 30, 2013 and September 30, 2012, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013, and September 30, 2012, respectively (in thousands, except share data).

Three months ended September 30, 2013
Numerator
Net income from continuing operations	$294
Less: preferred stock dividends	2,712
Less: amount allocable to unvested restricted stockholders	64
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(335)
Loss from continuing operations available to common stockholders	$(2,147)
Income attributable to discontinued operations	$—
Less: noncontrolling interest allocable to discontinued operations	—
Income from discontinued operations attributable to common stockholders	$—
Denominator
Weighted average common shares outstanding—basic and diluted	42,753,722
Loss from continuing operations attributable to common stockholders	$(0.05)
Income from discontinued operations attributable to common stockholders	—
Loss per share—basic and diluted	$(0.05)

Nine months ended September 30, 2013
Numerator
Net loss from continuing operations	$(874)
Less: preferred stock dividends	6,783
Less: amount allocable to unvested restricted stockholders	197
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(1,034)
Loss from continuing operations available to common stockholders	$(6,820)
Income attributable to discontinued operations	$566
Less: noncontrolling interest allocable to discontinued operations	76
Income from discontinued operations attributable to common stockholders	$490
Denominator
Weighted average common shares outstanding—basic and diluted	41,766,740
Loss from continuing operations attributable to common stockholders	$(0.16)
Income from discontinued operations attributable to common stockholders	0.01
Loss per share—basic and diluted	$(0.15)

Three months ended September 30, 2012
Numerator
Net loss from continuing operations	$(1,304)
Less: preferred stock dividends	1,553
Less: Amount allocable to unvested restricted stockholders	41
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(551)
Loss from continuing operations available to common stockholders	$(2,347)
Income attributable to discontinued operations	$(3,612)
Less: noncontrolling interest allocable to discontinued operations	(697)
Income from discontinued operations available to common stockholders	$(2,915)
Denominator
Weighted average common shares outstanding—basic and diluted	29,752,057
Loss from continuing operations attributable to common stockholders	$(0.08)
Discontinued operations	(0.10)
Loss per common share—basic and diluted	$(0.18)

Nine months ended September 30, 2012
Numerator
Net loss from continuing operations	$(4,647)
Less: preferred stock dividends	4,659
Less: Amount allocable to unvested restricted stockholders	81
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(2,422)
Loss from continuing operations available to common stockholders	$(6,965)
Income attributable to discontinued operations	$(3,158)
Less: noncontrolling interest allocable to discontinued operations	(822)
Income from discontinued operations available to common stockholders	$(2,336)
Denominator
Weighted average common shares outstanding—basic and diluted	21,716,590
Loss from continuing operations attributable to common stockholders	$(0.32)
Discontinued operations	(0.11)
Loss per common share—basic and diluted	$(0.43)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At September 30, 2013 and December 31, 2012, the fair value of the incentive fee was zero.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of rental income for the three and nine months ended September 30, 2013 and September 30, 2012.

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

The following non-recognized subsequent events are noted:

On August 15, 2013, the Company’s board of directors voted to increase the frequency of the payment of the Company’s common stock dividend from quarterly to monthly.  On September 24, 2013, the Company’s board of directors declared dividends on the Company’s common stock for each month of the fourth quarter of $0.10 per share, which equates to $0.30 per share on a quarterly basis, payable on November 15, 2013, December 16, 2013 and January 15, 2014.

On October 7, 2013, the Unsecured Credit Facility and the Bank of America Unsecured Term Loan were amended to reduce the spreads on the one-month Eurodollar Rate rate and the Base Rate (each as defined in the credit agreement) and to reduce the unused fee rates. The following table compares the original terms to the amended terms of the Unsecured Credit Facility and the Bank of America Unsecured Term Loan.

Original Terms
	Unsecured Credit Facility and	Amended Terms
Applicable Rates	Unsecured Term Loan	Unsecured Credit Facility	Unsecured Term Loan
Eurodollar Rate (1):	one month-LIBOR + 165.0 bps - 225.0 bps	one month-LIBOR + 145.0 bps - 205.0 bps	one month-LIBOR + 140.0 bps - 200.0 bps
Base Rate (1):	Base rate + 65.0 bps - 125.0 bps	Base rate + 45.0 bps - 105.0 bps	Base rate + 40.0 bps - 100.0 bps
Unused Fees:	<50%, 35.0 bps; > 50%, 25 bps	<50%, 25.0 bps; > 50%, 20 bps	—

(1)         The spread over the applicable rate is based on the Company’s consolidated leverage ratio.

On November 1, 2013, the board of directors appointed Virgis W. Colbert to serve as a member of the board of directors, effective January 1, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2012, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (“operating partnership”) and our subsidiaries.

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

Overview

We are an industrial operating company focused on the acquisition, ownership and management of single-tenant net-leased industrial buildings throughout the United States.

As of September 30, 2013, we owned 200 buildings in 34 states with approximately 35.3 million square feet, consisting of 136 warehouse/distribution buildings, 44 light manufacturing buildings and 20 flex/office buildings.  We also owned one vacant land parcel adjacent to one of our buildings.  Our buildings were 94.0% leased to 180 tenants, with no single tenant accounting for more than 3.0% of our total annualized rent and no single industry accounting for more than 11.6% of our total annualized rent.  As used herein, the definition of annualized rent is the contractual monthly base rent as of September 30, 2013 multiplied by 12.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  On April 20, 2011, we completed our formation transactions and became a public company.  At September 30, 2013, we owned an 86.46% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

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

Rental Revenue

We receive income primarily from rental revenue from our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of September 30, 2013, our buildings were approximately 94.0% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our buildings. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings.

Certain leases entered into by us contain tenant concessions such as free rent. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. As of September 30, 2013, we had approximately 2.1 million rentable square feet of currently available space in our buildings.  Of the 2.7 million square feet of leases that have expired during the nine months ended September 30, 2013, we have renewed 1.6 million square feet of leases, resulting in a 60.9% tenant retention rate as of September 30, 2013.  As of September 30, 2013, for the period October 1, 2013 through September 30, 2014, one of our top ten leases based on September 30, 2013 annualized revenue will be expiring.  The tenant signed a new lease for five years to retain 47% of the space effective at the existing lease expiration.  The base rent will remain flat on a per square foot basis.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes.  We consider our same store (as defined below) portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable three and nine month periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.

Comparison of three months ended September 30, 2013 to the three months ended September 30, 2012

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below.  On July 1, 2012, we owned 121 buildings including 71 warehouse/distribution buildings, 30 light manufacturing buildings and 20 flex/office buildings.  Subsequent to July 1, 2012, we sold three buildings for which the results of operations are included in loss from discontinued operations and are not considered part of our same store portfolio.  Therefore, there are 118 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 3.1% to 92.5% as of September 30, 2013 compared to 95.6% as of September 30, 2012.  The results of operations from acquisitions relates to the 82 buildings acquired after July 1, 2012 for an aggregate cost of approximately $559.0 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended September 30, 2013 and 2012 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2013 and 2012 with respect to the buildings acquired after July 1, 2012.

	Same-Store Portfolio				Acquisitions		Total Portfolio
	Three months ended September 30,				Three months ended September 30,		Three months ended September 30,
	2013	2012	Change	% Change	2013	2012	2013	2012	Change	% Change

Revenue
Operating revenue
Rental income	$17,260	$17,919	$(659)	-3.7%	$13,131	$789	$30,391	$18,708	$11,683	62.4%
Tenant recoveries	2,491	2,017	474	23.5%	1,794	46	4,285	2,063	2,222	107.7%
Other income (1)	14	19	(5)	-26.3%	1	9	15	28	(13)	-46.4%
Total operating revenue	19,765	19,955	(190)	-1.0%	14,926	844	34,691	20,799	13,892	66.8%
Expenses
Operating expenses
Property	1,890	1,258	632	50.2%	796	4	2,686	1,262	1,424	112.8%
Real estate taxes and insurance	1,815	1,549	266	17.2%	1,807	54	3,622	1,603	2,019	126.0%
Total operating expenses	3,705	2,807	898	32.0%	2,603	58	6,308	2,865	3,443	120.2%
Net operating income (2)	$16,060	$17,148	$(1,088)	-6.3%	$12,323	$786	$28,383	$17,934	$10,449	58.3%
Other expenses (income)
General and administrative							4,376	3,656	720	19.7%
Asset management fees income							(192)	(303)	111	-36.6%
Property acquisition costs							986	1,067	(81)	-7.6%
Depreciation and amortization							17,463	10,236	7,227	70.6%
Other expenses							89	86	3	3.5%
Total other expenses (income)							22,722	14,742	7,980	54.1%
Total expenses							29,030	17,607	11,423	64.9%

Other income (expense)
Interest income							3	9	(6)	-66.7%
Interest expense							(5,370)	(3,558)	(1,812)	50.9%
Loss on extinguishment of debt							—	(947)	947	-100.0%
Total other income (expense)							(5,367)	(4,496)	(871)	19.4%
Discontinued operations
Income attributable to discontinued operations							—	329	(329)	-100.0%
Loss on impairment attributable to discontinued operations							—	(3,941)	3,941	-100.0%
Total income (loss) attributable to discontinued operations							—	(3,612)	3,612	-100.0%
Net income (loss)							$294	$(4,916)	$5,210	-106.0%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(335)	(1,248)	913	-73.2%
Net income (loss) attributable to STAG Industrial, Inc.							$629	$(3,668)	$4,297	-117.1%

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

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.7 million or 3.7% to $17.3 million for the three months ended September 30, 2013 compared to $17.9 million for the three months ended September 30, 2012.  Approximately $1.0 million of the change was primarily attributable to tenants downsizing their spaces and vacancies.  These decreases were offset by $0.3 million of rental increases due to tenant expansions and new leases.  Same store rental income also increased $0.1 million related to a decrease in net amortization of above (below) market leases.  Additionally, during the three months ended September 30, 2012, we had termination income relating to a tenant of approximately $0.1 million and there was no termination income during the three months ended September 30, 2013.

Same store tenant recoveries increased by $0.5 million or 23.5% to $2.5 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012.  The increase was primarily attributable to one of the properties where a single tenant occupied the building during the three months ended September 30, 2012 and the tenant paid the utility expenses and real estate taxes directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the three months ended September 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenant, resulting in an increase of $0.3 million. Additionally, $0.1 million of the increase was attributable to an increase in recoverable repair and maintenance expenses.  The remaining $0.1 million net increase related to increases in recoverable expenses including increased real estate taxes across several properties offset by reductions related to tenant vacancies.

Same store other income decreased by $5 thousand or 26.3% to $14 thousand for the three months ended September 30, 2013 compared to $19 thousand for the three months ended September 30, 2012.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.9 million or 32.0% to $3.7 million for the three months ended September 30, 2013 compared to $2.8 million for the three months ended September 30, 2012.  The increase was primarily attributable to an increase of $0.4 million related to one of the properties where a single tenant occupied the building during the three months ended September 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the three months ended September 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenants.  Additionally, there was an increase of $0.2 million related to repair and maintenance expenses of which $0.1 million related to work completed in preparation of a new tenant at one building and $0.1 million was recoverable.  Real estate taxes and insurance increased by $0.3 million across several properties primarily due to increases in real estate tax rates and changes in leases where prior tenants paid the real estate taxes and insurance directly and now we are carrying the expenses on our books.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $8.0 million or 54.1% for the three months ended September 30, 2013 to $22.7 million compared to $14.7 million for the three months ended September 30, 2012.  The increase was primarily related to an increase of $7.2 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $0.7 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and loss on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.9 million, or 19.4%, to $5.4 million for the three months ended September 30, 2013 compared to $4.5 million for the three months ended September 30, 2012.  The increase was primarily attributable to a $1.8 million increase in interest expense related to the increase in total debt outstanding of $496.7 million as of September 30, 2013 compared to $273.9 million as of September 30, 2012.  This increase was offset by $0.9 million loss on extinguishment of debt during the three months ended September 30, 2012 and there was no loss on extinguishment of debt during the three months ended September 30, 2013.

Total Loss Attributable to Discontinued Operations

The total loss attributable to discontinued operations decreased by $3.6 million.   The loss attributable to discontinued operations reflects the results of operations and impairment loss during the three months ended September 30, 2012 related to two buildings located in Great Bend, KS that were subsequently sold during the fourth quarter of 2012.  There were no properties sold during the three months ended September 30, 2013.

Total Net Income (Loss)

The total net income (loss) increased by $5.2 million, or 106.0%, to net income of $0.3 million for the three months ended September 30, 2013 compared to a net loss of $4.9 million for the three months ended September 30, 2012. The increase is attributable to all of the aforementioned factors.

Comparison of nine months ended September 30, 2013 to the nine months ended September 30, 2012

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below.  On January 1, 2012, we owned 105 buildings including 57 warehouse/distribution buildings, 28 light manufacturing buildings and 20 flex/office buildings.  Subsequent to January 1, 2012, we sold four buildings for which the results of operations are included in loss from discontinued operations and are not considered part of our same store portfolio.  Therefore, there are 101 buildings which are considered our same store portfolio (“nine month same store”) in the analysis below.  Nine month same store occupancy decreased 3.7% to 91.0% as of September 30, 2013 compared to 94.7% as of September 30, 2012.  The results of operations from acquisitions relates to the 99 buildings acquired after January 1, 2012 for an aggregate cost of approximately $670.9 million.

The following table summarizes selected operating information for our nine months same store portfolio and our total portfolio for the nine months ended September 30, 2013 and 2012 (dollars in thousands).  This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2013 and 2012 with respect to the buildings acquired after January 1, 2012.

	Same-Store Portfolio				Acquisitions		Total Portfolio
	Nine months ended September 30,				Nine months ended September 30,		Nine months ended September 30,
	2013	2012	Change	% Change	2013	2012	2013	2012	Change	% Change

Revenue

Operating revenue
Rental income	$43,924	$45,256	$(1,332)	-2.9%	$40,947	$5,541	$84,871	$50,797	$34,074	67.1%
Tenant recoveries	6,738	5,698	1,040	18.3%	4,689	370	11,427	6,068	5,359	88.3%
Other income (1)	144	44	100	227.3%	14	13	158	57	101	177.2%
Total operating revenue	50,806	50,998	(192)	-0.4%	45,650	5,924	96,456	56,922	39,534	69.5%
Expenses
Operating expenses
Property	5,344	3,919	1,425	36.4%	2,355	111	7,699	4,030	3,669	91.0%
Real estate taxes and insurance	4,631	4,164	467	11.2%	4,887	410	9,518	4,574	4,944	108.1%
Total operating expenses	9,975	8,083	1,892	23.4%	7,242	521	17,217	8,604	8,613	100.1%
Net operating income (2)	$40,831	$42,915	$(2,084)	-4.9%	$38,408	$5,403	$79,239	$48,318	$30,921	64.0%
Other expenses (income)
General and administrative							13,358	9,962	3,396	34.1%
Asset management fees income							(707)	(924)	217	-23.5%
Property acquisition costs							2,831	2,509	322	12.8%
Depreciation and amortization							49,411	28,110	21,301	75.8%
Loss on impairment							—	622	(622)	-100.0%
Other expenses							336	145	191	131.7%
Total other expenses (income)							65,229	40,424	24,805	61.4%
Total expenses							82,446	49,028	33,418	68.2%

Other income (expense)
Interest income							9	17	(8)	-47.1%
Interest expense							(14,866)	(11,776)	(3,090)	26.2%
Gain on interest rate swaps							—	215	(215)	-100.0%
Offering costs							(27)	(68)	41	-60.3%
Loss on extinguishment of debt							—	(929)	929	-100.0%
Total other income (expense)							(14,884)	(12,541)	(2,343)	18.7%
Discontinued operations
Income attributable to discontinued operations							102	564	(462)	-81.9%
Loss on impairment attributable to discontinued operations							—	(3,941)	3,941	-100.0%
Gain on sales of real estate							464	219	245	111.9%
Total income (loss) attributable to discontinued operations							566	(3,158)	3,724	-117.9%
Net loss							$(308)	$(7,805)	$7,497	-96.1%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(958)	(3,244)	2,286	-70.5%
Net income (loss) attributable to STAG Industrial, Inc.							$650	$(4,561)	$5,211	-114.3%

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

Same store rental income consisting of base rent, termination income, straight-line rent, and above and below market lease amortization decreased by $1.3 million or 2.9% to $43.9 million for the nine months ended September 30, 2013 compared to $45.3 million for the nine months ended September 30, 2012.  Same store rental income decreased primarily as a result of vacancies resulting in a decrease of revenue of approximately $1.9 million as well as approximately $0.1 million related to leases that renewed at lower rental rates.  This decrease was partially offset by approximately $0.8 million, expansions and renewals at higher rental rates. There was also a net decrease in net above (below) market lease amortization of $0.1 million. Additionally, during the nine months ended September 30, 2012, we had termination income of approximately $0.2 million and there was no termination income during the nine months ended September 30, 2013.

Same store tenant recoveries increased by $1.0 million or 18.3% to $6.7 million for the nine months ended September 30, 2013 compared to $5.7 million for the nine months ended September 30, 2012.  The increase was primarily attributable to one of the properties where a single tenant occupied the building during the nine months ended September 30, 2012 and the tenant paid the utility expenses and real estate taxes directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the nine months ended September 30, 2013 with leases that require us to pay the utility and real estate taxes expenses and to be reimbursed by the tenant, resulting in an increase of $0.9 million.  The remaining net increase was primarily attributable to $0.1 million of increases in real estate tax income related to increased real estate tax rates, changes in leases where tenants paid expenses directly to third parties and now the expenses are being paid by us and recovered from the tenant during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and the increases were offset by tenant vacancies.

Same store other income increased by $0.1 million or 227.3% to $0.1 million for the nine months ended September 30, 2013 compared to $44 thousand for the nine months ended September 30, 2012.  This was primarily as a result of the reimbursement of $51 thousand of make ready repair costs from a tenant that vacated and $31 thousand related to a settlement received from a prior tenant for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.9 million or 23.4% to $10.0 million for the nine months ended September 30, 2013 compared to $8.1 million for the nine months ended September 30, 2012.  The increase was primarily attributable to an increase in utilities of $0.9 million related to one of the properties where a single tenant occupied the building during the nine months ended September 30, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not carried on our books.  The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the nine months ended September 30, 2013 with leases that require us to pay the utility expenses and to be reimbursed by the tenants.  Additionally, there was an increase of $0.1 million related to repair and maintenance work completed in preparation of a new tenant at one building.  Real estate taxes and utility expenses had net increase $0.3 million across several properties primarily due to net increases in utility usage as well as utility rates and real estate taxe rates.  Real estate taxes increased by $0.6 million across several properties primarily due to changes in leases where prior tenants paid the real estate taxes and utilities directly and now we are carrying the expenses on our books.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, loss on impairment and other expenses.

Total other expenses (income) increased $24.8 million or 61.4% for the nine months ended September 30, 2013 to $65.2 million compared to $40.4 million for the nine months ended September 30, 2012.  The increase was primarily related to an increase of $21.3 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $3.4 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, gain on interest rate swaps, offering costs, and loss on extinguishment of debt.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.3 million, or 18.7%, to $14.9 million for the nine months ended September 30, 2013 compared to $12.5 million for the nine months ended September 30, 2012.  The increase was primarily attributable to a $3.1 million increase in interest expense related to the increase in total debt outstanding of $496.7 million as of September 30, 2013 compared to $273.9 million as of September 30, 2012.  Additionally, during the nine months ended September 30, 2012, we had a loss on extinguishment of debt of $0.9 million and a partially offsetting gain on an interest rate swap of $0.2 million that matured during 2012.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations reflects the results of operations related to the sale of four non-strategic buildings located in Pittsburgh, PA, Youngstown, OH and Great Bend, KS (two buildings) during 2012 and 2013.  The total income attributable to discontinued operations increased by $3.7 million, which was a result of the gain on sale and income associated with the Pittsburgh, PA building in the amount of $0.6 million that was recognized during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, we had a loss attributable to discontinued operations of $3.2 million, which was primarily the result of a $3.9 million loss on impairment that was incurred on the two Great Bend, KS properties prior to the disposal in the fourth quarter of 2012 offset by $0.6 million of income from operations and a gain on sale of approximately $0.2 million.

Total Net Loss

The total net loss decreased by $7.5 million, or 96.1%, to $0.3 million for the nine months ended September 30, 2013 compared to $7.8 million for the nine months ended September 30, 2012. The decrease is attributable to all of the aforementioned factors.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 (dollars in thousands):

	Nine months ended September 30,
	2013	2012	Change	% Change

Cash provided by operating activities	$55,214	$30,206	$25,008	82.8%
Cash used in investing activities	(234,890)	(211,310)	(23,580)	11.2%
Cash provided by financing activities	184,579	175,290	9,289	5.3%

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Net cash provided by operating activities.  Net cash provided by operating activities increased $25.0 million to $55.2 million for the nine months ended September 30, 2013 compared to $30.2 million for the nine months ended September 30, 2012. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $0.3 million for the nine months ended September 30, 2013 compared to a net loss of $7.8 million for the nine months ended September 30, 2012, but after adjusting the net loss to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $24.1 million. This is primarily a result of adding back depreciation and amortization of $49.5 million during the nine months ended September 30, 2013 compared to $28.5 million during the nine months ended September 30, 2012.

Net cash used in investing activities.  Net cash used in investing activities increased by $23.6 million to $234.9 million for the nine months ended September 30, 2013 compared to $211.3 million for the nine months ended September 30, 2012.  The change is primarily attributable to the acquisition of 29 buildings with an aggregate purchase price of $235.5 million (Net of $11.5 million funded by the issuance of common units) during the nine months ended September 30, 2013 compared to the acquisition of 30 buildings with an aggregate purchase price of $212.5 million during the nine months ended September 30, 2012.

Net cash provided by financing activities.  Net cash provided by financing activities increased $9.3 million to $184.6 million for the nine months ended September 30, 2013 compared to $175.3 million for the nine months ended September 30, 2012.  The change is attributable to the proceeds of $70.0 million from the sale of the Series B Preferred Stock (as defined below) during the nine months ended September 30, 2013 and a decrease of $82.9 million in proceeds from sales of common stock in comparison to prior periods.  The change is also the result of a net inflow of $17.5 million from mortgage notes payable and borrowings under the unsecured term loans and unsecured credit facility (each as defined below) during the nine months ended September 30, 2013 compared to a net outflow of $22.7 million during the nine months ended September 30, 2012. Additionally, the change is also attributable to an increase in dividends and distributions paid of $23.4 million as a result of the increased number of shares and units outstanding as well as a $0.08 increase in the dividend per share and unit paid for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The remaining increase is due to a decrease of $1.3 million for payment of loan fees and costs, a decrease of $2.4 million of offering costs and a decrease of $1.6 million of restricted cash for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

Liquidity and Capital Resources

On January 22, 2013, we completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $18.30 per share. We received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. We also incurred direct offering costs of $0.2 million. The underwriters’ discount of $4.9 million and direct offering costs of $0.2 million are reflected as a reduction to additional paid-in capital in our Consolidated Balance Sheet included in this report. We used the proceeds to fully pay down the then outstanding balance on our $200 million unsecured corporate revolving credit facility with Bank of America, N.A (“Bank of America”) as administrative agent (“unsecured credit facility”).

On April 16, 2013, we completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share. We received net proceeds of $67.8 million, reflecting gross proceeds of $70.0 million net of the underwriter discount of $2.2 million. We also incurred direct offering costs of $0.2 million. The underwriters’ discount of $2.2 million and direct offering costs of $0.2 million are reflected as a reduction to additional paid-in capital in our Consolidated Balance Sheet included in this report. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series B Preferred Stock ranks senior to our common stock and on parity with our Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our Company.  The Series B Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series B Preferred Stock prior to April 16, 2018, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series B Preferred Stock).  We used the net proceeds to pay off the outstanding amount due under the unsecured credit facility and to fund acquisitions.

During the three and nine months ended September 30, 2013, we sold 1,813,970 and 1,963,170 shares of common stock, respectively, under our “at the market” program (“ATM”) that commenced on December 14, 2012. During the three months ended September 30, 2013 we received net proceeds of $36.4 million, reflecting gross proceeds of $36.9 million, net of the sales agents’ fees of approximately $0.6 million. During the nine months ended September 30, 2013 we received net proceeds of $39.1 million, reflecting gross proceeds of $39.7 million, net of the sales agents’ fees of approximately $0.6 million.  We used the net proceeds for acquisition and general corporate purposes.  As of September 30, 2013, there was approximately $30.0 million of common stock available to be sold under the ATM.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions that have been declared by our board of directors on our common stock and common units during the nine months ended September 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.30	October 15, 2013
June 30	May 6, 2013	0.30	July 15, 2013
March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$0.90

On August 15, 2013 our board of directors voted to increase the frequency of the payment of our common stock dividend from quarterly to monthly.  On September 24, 2013 our board of directors declared dividends on our common stock for each month of the fourth quarter of $0.10 per share, which equates to $0.30 per share on a quarterly basis, payable on November 15, 2013, December 16, 2013 and January 15, 2014.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  The table below sets forth the dividends that have been declared by our board of directors on the Series A Preferred Stock during the nine months ended September 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$1.6875

We pay quarterly cumulative dividends on the Series B Preferred Stock at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.66 per share).  The table below sets forth the dividends that have been declared by our board of directors on the Series B Preferred Stock during the period April 16, 2013 to September 30, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
September 30	August 2, 2013	$0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013
Total 2013		$0.7591125

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, the issuance of equity or debt securities, building dispositions, joint venture transactions, or in connection with acquisitions of additional buildings, the issuance of common units in the operating partnership.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of September 30, 2013 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Sun Life(2)	$3,884	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,872	Fixed	4.22%		Aug-4-2016
Bank of America unsecured credit facility	20,000	Variable	LIBOR + 1.65	%(4)	Sept-10-2016
Union Fidelity(5)	6,639	Fixed	5.81%		Apr-30-2017
Webster Bank(6)	3,141	Fixed	3.66%		May-29-2017
Webster Bank(7)	3,383	Fixed	3.64%		May-31-2017
Bank of America unsecured term loan(8)	150,000	Variable	LIBOR + 1.65%		Sept-10-2017
CIGNA-1 facility(9)	59,071	Fixed	6.50%		Feb-1-2018
CIGNA-2 facility(10)	60,213	Fixed	5.75%		Feb-1-2018
CIGNA-3 facility(11)	16,935	Fixed	5.88%		Oct-1-2019
Wells Fargo unsecured term loan(12)	100,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo CMBS Loan(13)	67,548	Fixed	4.31%		Dec-1-2022
	$496,686		3.98	%(14)

(1)                                 Current interest rate as of September 30, 2013.  At September 30, 2013, the one-month LIBOR rate was 0.17885%.

(2)                                 This $4.1 million loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. Principal outstanding under this loan includes an unamortized fair market value premium of $0.2 million as of September 30, 2013, which is not included in the calculation of the weighted average interest rate.

(3)                                 This $6.2 million loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA. The property is collateral for this loan.

(4)                                The spread over LIBOR for the Bank of America, N.A. (“Bank of America”) unsecured credit facility is based on our consolidated leverage ratio and ranged between 1.65% and 2.25%.  The spread was 1.65% as of September 30, 2013.  The borrowing capacity as of September 30, 2013 was $180 million, assuming current leverage levels.

(5)                                This $7.2 million loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building. The property is collateral for this loan.  The principal outstanding includes an unamortized fair market value premium of $0.1 million as of September 30, 2013, which is not included in the calculation of the weighted average interest rate.

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

(8)                                 The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered into on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio and ranged between 1.65% and 2.25%. The spread was 1.65% as of September 30, 2013.  We swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to “Interest Rate Risk below.”

(9)                                 This acquisition loan facility with Connecticut General Life Insurance Company (“CIGNA”) was originally entered into in July 2010 (the “CIGNA-1 facility”), has various buildings serving as collateral and has no remaining borrowing capacity.

(10)                          This acquisition loan facility with CIGNA was originally entered into in October 2010 (the “CIGNA-2 facility”) has various buildings serving as collateral. As of September 30, 2013, we had approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(11)                      This acquisition loan facility with CIGNA was originally entered into in July 2011 (the “CIGNA-3 facility”) and has various buildings serving as collateral. As of September 30, 2013, we had approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(12)                          The Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan was entered into on February 14, 2013, with a borrowing capacity of up to $150 million (the “Wells Fargo unsecured term loan”).  The borrowing capacity as of September 30, 2013 was $50.0 million, assuming current leverage levels, and can be drawn down by the Company through February 14, 2014.  Borrowings under the Wells Fargo unsecured term loan bear interest at a floating rate equal to the one-month LIBOR plus a spread that ranges from 2.15% and 2.70%, based on our consolidated leverage ratio.  The spread was 2.15% and the borrowing capacity was $50 million as of September 30, 2013, assuming current leverage levels.  We swapped LIBOR for a fixed rate for $125.0 million of the $150.0 million capacity on the Wells Fargo unsecured term loan. For further details refer to “Interest Rate Risk” below.

(13)                          This $68.8 million loan with Wells Fargo was entered into on November 8, 2012 (“CMBS Loan”) and is a non-recourse loan with 28 buildings serving as collateral.

(14)                          The weighted average interest rate was calculated using the swapped rate for the $200 million of the $250 million outstanding on the Bank of America unsecured term loan and the Wells Fargo unsecured term loan (collectively, the “unsecured term loans”).

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are confident in our ability to meet future debt maturities and building acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

The CIGNA-1facility, CIGNA-2 facility and CIGNA-3 facility contain provisions that cross-default the loans and cross-collateralize the 21 properties held as collateral under each loan.  In addition, each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

The CMBS Loan agreement is a commercial mortgage-backed security that provides for a secured loan. There are 28 properties located in eight states that are collateral for the CMBS Loan. Wells Fargo had the right to securitize any portion or all of the CMBS Loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The operating partnership guarantees the obligations under the CMBS loan.

Our debt is subject to certain financial and other covenants.  As of September 30, 2013, we were in compliance with the financial covenants in our loan agreements.

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

Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one-month Eurodollar Rate or the Base Rate (each as defined in the credit agreement) plus a spread, that depends upon our consolidated leverage ratio. At September 30, 2013, the spread on the unsecured credit facility and Bank of America unsecured term loan was 1.65% and the floating rate interest on $100.0 million of the $150.0 million unsecured term loan was fixed utilizing seven interest rate swaps with rates ranging from 0.727% to 0.797%. These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).  On October 7, 2013, the credit agreement was amended to reduce the spreads on the one-month Eurodollar Rate and the Base Rate and to reduce the unused fee rates.  The spread still depends on our consolidated leverage ratio but now, for borrowing under the unsecured credit facility, ranges from 1.45% to 2.05% for one-month Eurodollar Rate based borrowings and from 0.45% to 1.05% for Base Rate based borrowings and, for borrowing under the unsecured term loan, ranges from 1.40% to 2.00% for Eurodollar Rate based borrowings and from 0.40% to 1.00% for Base Rate based borrowings.  In addition, the unused fee is now 0.25% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.20% if usage is greater than or equal to 50%. We also will pay certain other customary fees and expense reimbursements.

Wells Fargo Unsecured Term Loan:  On February 14, 2013, we entered into a seven-year term loan agreement (“loan agreement”) with Wells Fargo Bank and certain other lenders. The loan agreement provides for the Wells Fargo unsecured loan in the original principal amount of up to $150 million (“Wells Fargo unsecured term loan,” together with the Bank of America unsecured loan, the “unsecured term loans”). Additionally, the Wells Fargo unsecured term loan has a feature that allows us to request an increase in total commitments of up to $250 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of the loan agreement, the Wells Fargo unsecured term loan will mature on February 14, 2020.

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

As of September 30, 2013, the spread on the Wells Fargo unsecured term loan was 2.15% and the floating rate interest on the entire outstanding principal balance was fixed utilizing three interest rate swaps with rates from 1.33% to 1.703%.  These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).  We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan, which is paid monthly in arrears. The Wells Fargo unsecured term loan has the following prepayment fees:

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2013, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2013	2014 - 2015	2016 - 2017	Thereafter
Principal payments(3)	$496,371	$1,069	$9,135	$198,783	$287,384
Interest payments (4)(5)	99,652	4,629	37,313	34,691	23,019
Operating lease and ground leases(4)	5,418	41	330	337	4,710
Other(4)	563	38	300	225	—
Total	$602,004	$5,777	$47,078	$234,036	$315,113

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

(3)                                 The total payments do not include approximately $0.3 million of unamortized fair market value premium associated with two loans assumed (the Sun Life loan and the Union Fidelity loan).

(4)                                 Not included in our Consolidated Balance Sheets included in this report.

(5)                                 Amounts include interest rate payments on the $200.0 million of the $250.0 million unsecured term loans that have been swapped to a fixed rate.

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

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the Bank of America unsecured term loan. We entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0 million with an effective date of October 10, 2012. The swaps convert the one-month LIBOR rate on $100 million of the $150 million Bank of America unsecured term loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio to a fixed rate ranging from 0.727% and 0.7975% plus a spread of 1.65% to 2.25% based on our consolidated leverage ratio. As of September 30, 2013, the spread on the Bank of America unsecured term loan was 1.65%.

On March 1, 2013, we entered into an additional interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the then $25.0 million outstanding balance of the $150.0 million Wells Fargo unsecured term loan.  On June 13, 2013, we entered into an additional two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013.  On September 30, 2013, we entered into an interest rate swap agreement for a notional amount of $25.0 million with an effective date of February 3, 2014 that will fix the one-month LIBOR rate on a future draw on the Wells Fargo Unsecured Term Loan.  The swaps convert the one-month LIBOR rate from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio to fixed rates ranging from 1.33% to 1.9925% plus a spread of 2.15% to 2.70% based on the Company’s consolidated leverage ratio.  These swaps were designated as cash flow hedges of interest rate risk.  As of September 30, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.

As of September 30, 2013, the fair values of ten of 11 of our interest rate swaps were in an asset position of $2.3 million and one interest rate swap was in a liability position of $0.1 million.  As of December 31, 2012, the swaps were in a liability position of $0.5 million. The increase in value was due to rising interest rates in addition to the four aforementioned swaps that were entered into during the nine months ended September 30, 2013.

As of September 30, 2013, we had $270.0 million of debt with interest at a variable rate. Of the $270.0 million of variable rate debt, interest on $200.0 million of the $250.0 million unsecured term loans has been fixed with swaps as discussed above. The remaining $70.0 million of variable rate debt is related to the Bank of America unsecured term loan and Bank of America unsecured credit facility, which were both priced at one-month LIBOR plus 1.65% as of September 30, 2013. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and net operating income (“NOI”), which meet the definition of “non-GAAP financial measure” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of these measures provide useful information to investors.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$294	$(4,916)	$(308)	$(7,805)
Depreciation and amortization	17,463	10,354	49,508	28,486
Loss on impairment	—	3,941	—	4,563
Gain on sales of real estate	—	—	(464)	(219)
FFO	$17,757	$9,379	$48,736	$25,025
Preferred stock dividends	(2,712)	(1,553)	(6,783)	(4,659)
Amount allocated to unvested restricted stockholders	(64)	(41)	(197)	(81)
FFO attributable to common stockholders and unit holders	$14,981	$7,785	$41,756	$20,285

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income because we believe it helps investors and management understand the core operations of our buildings.  NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance, which excludes depreciation, amortization, general and administrative expenses, interest expense, interest income, gain on interest rate swaps, asset management fee income, property acquisition costs, and other expenses.  NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$294	$(4,916)	$(308)	$(7,805)
Asset management fee income	(192)	(303)	(707)	(924)
General and administrative	4,376	3,656	13,358	9,962
Property acquisition costs	986	1,067	2,831	2,509
Depreciation and amortization	17,463	10,354	49,508	28,486
Interest income	(3)	(9)	(9)	(17)
Interest expense	5,370	3,578	14,866	11,934
Gain on interest rate swaps	—	—	—	(215)
Offering costs	—	—	27	68
Loss on impairment	—	3,941	—	4,563
Loss on extinguishment of debt	—	947	—	929
Other expenses	89	86	336	145
Gain on sales of real estate	—	—	(464)	(219)
Net Operating Income (1)	$28,383	$18,401	$79,438	$49,416

(1)                                 Includes the results of discontinued operations.  For the three and nine months ended September 30, 2013 and 2012, excluding the results of discontinued operations, NOI was approximately $28.4 million, $79.2 million, $17.9 million and $48.3 million, respectively.

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

As of September 30, 2013, we had $20 million outstanding under the unsecured credit facility and $250 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $250 million outstanding on the unsecured term loans, $200 million is subject to interest rate swaps.  The remaining $50 million is related to the Bank of America unsecured term loan, which was priced at one-month LIBOR plus 1.65% as of September 30, 2013.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $20 million on the unsecured credit facility and $50 million on the unsecured term loans (the portion of outstanding amounts at September 30, 2013 not fixed by interest rate swaps) for the entire nine months ended September 30, 2013, our interest expense would have increased by $0.5 million for the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of the quarter ended September 30, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

As previously disclosed, on August 2, 2013, GI STAG Investco, LLC, a Delaware limited liability company and the controlling member of one of the contributors in our formation transactions (“GISI”), waived its rights under that certain voting agreement, dated April 20, 2011 (the “Voting Agreement”), among us, GISI and other contributors in our formation transactions (collectively, the “Contributors”).  In addition, as previously disclosed, on August 2, 2013, we and GISI executed an agreement to terminate the Voting Agreement (the “Termination Agreement”) formally.  The Termination Agreement provides that no party will have any further rights or obligations under the Voting Agreement, effective as of August 2, 2013.  The Contributors have confirmed the termination of the Voting Agreement by executing the Termination Agreement.

The Termination Agreement is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1*	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.2

Second Amendment to Credit Agreement, dated as of October 7, 2013, by and among STAG Industrial Operating Partnership, LP, STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto (1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 6, 2013	BY:	/s/ GREGORY W. SULLIVAN
Gregory W. Sullivan
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1*	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein

10.2

Second Amendment to Credit Agreement, dated as of October 7, 2013, by and among STAG Industrial Operating Partnership, LP, STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto (1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*      Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2013