Form 10-K
period 2013-12-31
STAG Industrial, Inc.
filed 2014-02-26
CIK 1479094

Use these links to rapidly review the document
STAG INDUSTRIAL, INC. Table of Contents
INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-34907

STAG INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-3099608 (IRS Employer Identification No.)
One Federal Street, 23rd Floor Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

(617) 574-4777
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $836.9 million based on the closing price on the New York Stock Exchange as of June 28, 2013.

           Number of shares of the registrant's common stock outstanding as of February 24, 2014: 45,101,276

           Number of shares of 9.0% Series A Cumulative Redeemable Preferred Stock as of February 24, 2014: 2,760,000

           Number of shares of 6.625% Series B Cumulative Redeemable Preferred Stock as of February 24, 2014: 2,800,000

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). You can identify forward-looking statements by the use of words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should," "will," and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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

PART I.

Item 1.    Business

        As used herein, "our company," "we," "our" and "us," refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships except where the context otherwise requires. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group or our "predecessor business", our "predecessor" for accounting purposes. The combined financial statements for the periods after April 20, 2011 include the financial information of our company, STAG Industrial Operating Partnership, L.P. (our "operating partnership") and our subsidiaries.

Overview

        STAG Industrial, Inc. is an industrial real estate company focused on the acquisition, ownership and management of single-tenant net-leased industrial buildings throughout the United States. We were incorporated in Maryland on July 21, 2010 to continue and grow the single-tenant industrial business conducted by our predecessor business. We completed our initial public offering on April 20, 2011.

        As of December 31, 2013, we owned 209 buildings in 34 states with approximately 38.1 million rentable square feet, consisting of 142 warehouse/distribution properties, 47 light manufacturing properties and 20 flex/office properties. We also owned one vacant land parcel adjacent to one of our buildings. As of December 31, 2013, our buildings were 95.6% leased to 191 tenants, with no single tenant accounting for more than 2.8% of our total annualized rent and no single industry accounting for more than 12.6% of our total annualized rent. As used herein, the definition of annualized rent is the contractual monthly base rent as of December 31, 2013 multiplied by 12. If a tenant is in a free rent period as of December 31, 2013, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

        We own our interests in all of our properties and conduct substantially all of our business through our operating partnership. We serve as the sole member of the sole general partner of, and own approximately 86.65% of the outstanding limited partnership interests in, our operating partnership as of December 31, 2013. The remaining 13.35% limited partnership interests in our operating partnership are owned by certain of our executive officers, directors, certain of their affiliates and other outside investors. On April 20, 2011, we closed on our initial public offering ("IPO") of common stock and completed our formation transactions (the "formation transactions").

        We target the acquisition of individual Class B, single-tenant industrial properties predominantly in secondary markets throughout the United States with purchase prices ranging from $5 million to $50 million. We believe, due to observed market inefficiencies, that our focus on owning and expanding a portfolio of such properties will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the risks associated with these returns because we believe:

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

  •
  a variable combination of the above.

        We believe the market inefficiently prices our target properties because investors typically either underestimate the probability of tenant retention beyond the primary lease term or overestimate the expected cost of tenant default. Further, we believe our relationships with a national network of commercial real estate brokers and our underwriting processes, utilizing our proprietary model, allow us to acquire properties at a discount to their intrinsic values, where intrinsic values are determined by the properties' future cash flows. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with our taxable year ended December 31, 2011 and intend to continue to qualify as REIT. So long as we qualify as a REIT, we generally will not be subject to federal income taxes to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.

Competitive Strengths

        We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in a number of ways, including:

  •
  Proven Growth Profile:  Since January 1, 2013, we have acquired 39 buildings representing approximately 9.0 million square feet for a total cost of approximately $346 million. Since

    January 1, 2012, we have acquired 109 buildings representing approximately 21.9 million square feet for a total cost of approximately $773 million. Since the closing of our IPO offering on April 20, 2011, we have acquired 124 buildings representing approximately 25.3 million square feet for a total cost of approximately $898 million.

  •
  Established Intermediary Relationships:  We believe we have developed a reputation as a credible and active buyer of single-tenant industrial real estate, which provides us access to significant acquisition opportunities that may not be available to our competitors.

  •
  Scalable Platform:  Our focus on net lease properties ensures that our current staff of 44 employees as of December 31, 2013 (with incremental additions of employees) is sufficient to support our continued growth.

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

  •
  Stable and Predictable Cash Flows:  Our portfolio is diversified by tenant, industry and geography, which tends to reduce risk and earnings volatility. As of December 31, 2013, no single tenant accounted for more than 2.8% of our total annualized rent; no single industry represented more than 12.6% of our total annualized rent; and no single state was the site for properties generating more than 8.9% of our total annualized rent. Cash flow consistency across our portfolio is enhanced by our weighted (by rental revenue per square foot) average in-place remaining lease term of approximately 4.8 years as of December 31, 2013, low costs for tenant improvements and leasing commissions and low capital expenditures.

  •
  Experienced Management Team:  The five senior members of our management team have significant real estate industry experience, averaging approximately 27 years, with four members having previous public REIT or public real estate company experience.

Our Strategies

        Our primary business objectives are to own and operate a balanced and diversified portfolio of single-tenant industrial properties that maximizes cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in funds from operations per share through the following strategies:

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

  Growth Strategy

        External Growth through Acquisitions:    Our target acquisitions are predominantly in the $5 million to $50 million range. The competition for our target assets is primarily local investors who are not likely to have ready access to debt or equity capital. We focus our acquisition activities on our core property types: warehouse/distribution facilities and light manufacturing facilities. From time to time, if an attractive opportunity presents itself, we may consider portfolio acquisitions. As of December 31, 2013, we were evaluating approximately $728 million of specific potential acquisitions that we have identified as warranting further investment consideration after an initial review.

        Internal Growth through Asset Management:    Our asset management team utilizes our tenant relationships and leasing expertise to maintain occupancy and increase rental rates. It also collaborates with our internal credit function to actively monitor the credit profile of each of our tenants on an ongoing basis. The team's efforts have resulted in our achieving a tenant retention rate of 59% for those tenants whose leases were scheduled to expire in 2013 and 84% for those tenants whose leases were scheduled to expire in 2012. The 2013 non-renewal total is dwarfed by the approximately 1.4 million square feet of new leases executed by us for previously vacant space. As of December 31, 2013, our portfolio had approximately 1.7 million square feet, or 4.4% of our total rentable square feet, available for lease, compared to 1.4 million square feet or 4.9% as of December 31, 2012.

  Underwriting Strategy

        We blend fundamental real estate analysis with corporate credit analysis in our proprietary model to make a probabilistic assessment of cash flows that will be realized in future periods. For each asset, our analysis focuses on:

  •
  Real Estate.  We evaluate the physical real estate within the context of the market (and submarket) in which it is located and the prospect for re-tenanting the building if it becomes vacant by estimating the following:

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

        Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. According to Phase I environmental assessments prepared at the time of acquisition, 17 of our buildings are known to have asbestos containing materials. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. Additionally, 31 of our buildings are suspected of having asbestos containing materials due to the age of the building and observed conditions. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. In the event of a building renovation or demolition, a comprehensive asbestos inspection would be performed to determine proper handling and disposal of any asbestos containing materials.

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

        At the time of acquisition, we add each property to our portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations.

        We can make no assurances that future laws, ordinances or regulations will not impose material environmental liabilities on us, or the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Insurance

        We carry comprehensive general liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. Generally, we do not carry insurance for certain losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), earthquakes, acts of war, acts of terrorism or riots. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to fully cover all of our losses. We carry employment practices liability insurance that covers us against claims by employees, former employee or potential employees for various employment related matters including wrongful termination, discrimination, sexual harassment in the workplace, hostile work environment, and retaliation, subject to the policy's coverage conditions and limitations. We also carry comprehensive cyber liability insurance coverage that covers us against claims related to certain first party and third party losses including data restoration costs, crisis management expenses, credit monitoring costs, failure to implement and maintain reasonable security procedures, invasion of customer's privacy and negligence, subject to the policy's coverage conditions and limitations.

Competition

        In acquiring our target properties, we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers. Local real estate investors and developers historically have represented our predominant competition for deals but they typically do not have ready access to credit. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants.

Employees

        As of December 31, 2013, we employed 44 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Our Corporate Information

        Effective January 27, 2014, our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Prior to January 27, 2014, our principal executive offices were located at 99 High Street, 28th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777. Our website is www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

        As of December 31, 2013, all of our 209 buildings were industrial properties, including 142 warehouse/distribution facilities, 47 light manufacturing facilities and 20 flex/office facilities. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

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

        The values of, and the cash flows from, the properties we own may be affected by developments in global, national and local economies. As a result of the recent global economic crisis and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

        There can be no assurance that the global market disruptions, including the increased cost of funding for certain governments and financial institutions, will improve, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets. Risks and ongoing concerns about the global economic crisis could have a detrimental impact on economic recovery, financial markets and institutions and the availability of debt financing, which may directly or indirectly adversely affect our business, financial condition and results of operations.

Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

        In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2013, accounted for the percentage of our total annualized rent indicated: Illinois (8.9%); North Carolina (8.7%); Ohio (8.3%); Michigan (7.2%); and Indiana (6.9%). Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.

We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.

        We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2013, accounted for the percentage of our total annualized rent indicated: Automotive (12.5%); Containers & Packaging (11.1%); Industrial Equipment, Components & Metals (10.6%); Air Freight and Logistics (9.3%); and Food and Beverages (7.7%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

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

        We acquire and intend to continue to acquire primarily generic warehouse/distribution properties and light manufacturing properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than we and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties for the purchase price we desire. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities.

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

        The majority of our properties have been under management for less than five years. In addition, since the completion of our initial public offering, we have acquired an additional 124 buildings totaling approximately 25.3 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

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

Risks Related to Our Organization and Structure

Certain of our officers and directors have duties to Fund II, which may create conflicts of interest and may impede business decisions that could benefit our stockholders.

        Certain of our executive officers and one of our directors also serve as officers or on the board of managers of STAG Investments II, LLC ("Fund II"), a private equity real estate fund that continues to operate as a private, fully invested fund. Our officers and director may have conflicting duties because they have a duty to both us and to Fund II, which retained ownership of certain of its properties and continues as a private, fully-invested fund until liquidated. Prior to the completion of the formation transactions, Fund II was fully invested and, as a result, will not be making any additional investments in income properties. However, some Fund II properties may be competitive with our current or future properties. It is possible that the officers' and board members' fiduciary duty to Fund II, including, without limitation, their interests in Fund II, will conflict with what will be in the best interests of our company.

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

        We may experience conflicts of interest with several members of our senior management team and board who have or may become limited partners in our operating partnership through the receipt of common units or long-term incentive plan units in our operating partnership ("LTIP units") granted under our 2011 Equity Incentive Plan.

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

        STAG Industrial, Inc. had historical net losses attributable to common stockholders for the years ended December 31, 2013 and December 31, 2012 of $4.2 million and $12.8 million, and for the period from April 20, 2011 to December 31, 2011 of $6.8 million, respectively. STAG Predecessor Group had historical net losses of $0.2 million for the period from January 1, 2011 to April 19, 2011. We would have been profitable had the net losses excluded the non-cash impacts of depreciation and amortization. STAG Predecessor Group had historical accumulated deficits after effects of depreciation and amortization of $14.0 million as of April 19, 2011. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to pay dividends or make distributions, any of which could adversely affect the trading price of our stock.

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

        Our charter contains 9.8% ownership limits.    Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, the articles supplementary for our 9.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "series A preferred stock") and our 6.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "series B preferred stock"), provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding series A preferred stock or series B preferred stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, of more than 9.8% of the value or number of our outstanding shares of our common stock, our series A preferred stock or our series B preferred stock could jeopardize our status as a REIT. The ownership limits contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might be in the best interest of our stockholders.

        Our board of directors may create and issue a class or series of preferred stock without stockholder approval.     Subject to the rights of holders of series A preferred stock and series B preferred stock to approve the classification or issuance of any class or series of stock ranking senior to the series A preferred stock or our series B preferred stock, our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Subject to the rights of holders of series A preferred stock and the series B preferred stock discussed above, our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

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

  •
  subject to the rights of holders of our series A preferred stock and of our series B preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

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

        Our common stock is ranked junior to our series A preferred stock and series B preferred stock. Our outstanding series A preferred stock and series B preferred stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.

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

        Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2013, leases with respect to 33.0% of our total annualized rent will expire before December 31, 2016. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current average base rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re-lease the space at attractive rental rates.

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

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

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

Four of our properties are subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.

        We own four of our properties through a leasehold interest in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders, and the trading price of our securities.

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

        As of December 31, 2013, we had total outstanding debt of approximately $556.1 million, including $130.5 million of debt subject to variable interest rates (excluding amounts outstanding under our unsecured term loans that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our mortgage loans, our unsecured credit facility and unsecured term loans and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.

        The terms of certain of our mortgage loans require us to comply with loan-to-collateral-value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage loans to make distributions to us or our other subsidiaries. In addition, our unsecured credit facility and unsecured term loans require us to comply with loan-to-collateral-value ratios, debt service coverage ratios, leverage ratios, recourse indebtedness thresholds, fixed charge coverage ratios and tangible net worth thresholds and limits. Our existing loan covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, our unsecured credit facility and unsecured term loans will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our mortgage loans, unsecured credit facility and unsecured term loans.

        As of December 31, 2013, we had certain secured loans that are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. Moreover, our unsecured credit facility and unsecured term loans contain, and future secured corporate credit facilities may contain, certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

        As of December 31, 2013, we owned the properties listed below. Except as otherwise noted in the footnotes, we own fee simple interests in all of the properties.

State	City	Number of Buildings	Asset Type(12)	Total Rentable Square Feet
Alabama
	Phenix City(9)	1	Warehouse / Distribution	117,568
Arkansas
	Rogers(3)	1	Warehouse / Distribution	400,000
Colorado
	Golden(3)	1	Warehouse / Distribution	227,500
Connecticut
	Avon(3)	1	Light Manufacturing	78,400
	East Windsor(11)	1	Warehouse / Distribution	145,000
Delaware
	Newark(3)	1	Flex / Office	28,653
	Newark(3)	1	Flex / Office	24,012
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Ocala(3)	1	Warehouse / Distribution	619,466
	Orlando(3)	1	Light Manufacturing	215,900
	Orlando(3)	1	Warehouse / Distribution	155,000
	Pensacola(3)	1	Flex / Office	30,620
	Pensacola(3)	1	Flex / Office	7,409
	Tavares(3)	1	Light Manufacturing	148,298
Georgia
	Atlanta(3)	1	Warehouse / Distribution	407,981
	Conyers(4)	1	Warehouse / Distribution	226,256
	Dallas(3)	1	Warehouse / Distribution	92,807
	LaGrange(3)	1	Warehouse / Distribution	249,716
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna(3)	1	Warehouse / Distribution	102,000
	Statham(3)	1	Warehouse / Distribution	225,680
Idaho
	Idaho Falls(3)	1	Warehouse / Distribution	90,300
	Pocatello(3)	1	Flex / Office	43,353
Illinois
	Belvidere(3)	1	Warehouse / Distribution	105,000
	Belvidere(3)	1	Warehouse / Distribution	105,000
	Belvidere(3)	1	Warehouse / Distribution	70,000
	Belvidere(3)	1	Warehouse / Distribution	176,960
	Belvidere(3)	1	Warehouse / Distribution	105,000
	Belvidere(3)	1	Warehouse / Distribution	100,000
	Belvidere(3)	1	Warehouse / Distribution	90,000
	Belvidere(3)	1	Warehouse / Distribution	255,000
	Dekalb(3)	1	Warehouse / Distribution	146,740
	Gurnee(3)	1	Warehouse / Distribution	223,760

State	City	Number of Buildings	Asset Type(12)	Total Rentable Square Feet
	Harvard	1	Light Manufacturing	126,304
	Montgomery(3)	1	Warehouse / Distribution	584,301
	Mt. Prospect(3)	1	Warehouse / Distribution	87,380
	Sauk Village	1	Warehouse / Distribution	375,785
	South Holland	1	Warehouse / Distribution	202,902
	Woodstock(3)	1	Light Manufacturing	129,803
Indiana
	Albion(3)	7	Light Manufacturing	261,013
	Elkhart(3)	1	Warehouse / Distribution	18,000
	Elkhart(3)	1	Warehouse / Distribution	152,100
	Franklin(3)	1	Warehouse / Distribution	703,496
	Goshen(4)	1	Warehouse / Distribution	366,000
	Kendallville(3)	1	Light Manufacturing	58,500
	Lafayette(9)	1	Warehouse / Distribution	71,400
	Lafayette(9)	1	Warehouse / Distribution	120,000
	Lafayette(9)	1	Warehouse / Distribution	275,000
	Marion(9)	1	Warehouse / Distribution	249,600
	Mishawaka(3)	1	Light Manufacturing	308,884
	Portage(2)	1	Warehouse / Distribution	212,000
	South Bend(3)	1	Warehouse / Distribution	225,000
Iowa
	Marion(3)	1	Warehouse / Distribution	95,500
	Sergeant Bluff(3)	1	Flex / Office	148,131
Kansas
	Kansas City(9)	1	Light Manufacturing	56,580
	Parsons(9)	1	Light Manufacturing	120,000
	Wichita(9)	1	Warehouse / Distribution	80,850
	Wichita(9)	1	Warehouse / Distribution	120,000
	Wichita(9)	1	Warehouse / Distribution	44,760
	Wichita(9)	1	Warehouse / Distribution	47,700
Kentucky
	Danville(3)	1	Warehouse / Distribution	757,047
	Georgetown(4)	1	Warehouse / Distribution	97,500
	Louisville(4)	1	Warehouse / Distribution	191,820
	Louisville(4)	1	Warehouse / Distribution	306,000
	Bardstown(3)	1	Warehouse / Distribution	102,318
Maine
	Belfast(3)	5	Flex / Office	318,979
	Lewiston(3)	1	Flex / Office	60,000
	Portland(10)	1	Warehouse / Distribution	100,600
Maryland
	Hampstead(3)	1	Warehouse / Distribution	1,035,249
	Sparks	2	Flex / Office	34,800
Massachusetts
	Chicopee(3)	1	Warehouse / Distribution	217,000
	Malden(3)	1	Light Manufacturing	46,129
	Malden(3)	1	Light Manufacturing	63,814
	Norton(6)	1	Warehouse / Distribution	200,000
Michigan
	Auburn Hills	1	Warehouse / Distribution	87,932
	Chesterfield(3)	1	Warehouse / Distribution	68,300
	Chesterfield(3)	1	Warehouse / Distribution	49,612

State	City	Number of Buildings	Asset Type(12)	Total Rentable Square Feet
	Chesterfield(3)	1	Warehouse / Distribution	49,849
	Chesterfield(3)	1	Warehouse / Distribution	311,042
	Holland(3)	1	Warehouse / Distribution	307,576
	Holland(9)	1	Warehouse / Distribution	195,000
	Holland(3)	1	Light Manufacturing	198,822
	Kentwood(3)	1	Light Manufacturing	85,157
	Lansing(4)	1	Warehouse / Distribution	231,000
	Lansing(3)	1	Warehouse / Distribution	129,325
	Lansing(9)	1	Warehouse / Distribution	250,100
	Lansing	1	Warehouse / Distribution	160,000
	Marshall(3)	1	Light Manufacturing	57,025
	Novi(9)	1	Warehouse / Distribution	120,800
	Southfield(3)(13)	1	Warehouse / Distribution	113,000
	Sterling Heights(9)	1	Warehouse / Distribution	108,000
	Walker(4)	1	Warehouse / Distribution	210,000
Minnesota
	Alexandria(3)	1	Light Manufacturing	172,170
	New Hope(3)	1	Light Manufacturing	107,348
	Rogers(4)	1	Warehouse / Distribution	386,724
Mississippi
	Jackson(3)	1	Flex / Office	11,600
	Jackson(3)	1	Flex / Office	39,909
Missouri
	St. Louis(5)	1	Warehouse / Distribution	305,550
	Kansas City(3)	1	Warehouse / Distribution	226,576
	O'Fallon(4)	1	Warehouse / Distribution	77,000
	Hazelwood	1	Warehouse / Distribution	249,441
New Hampshire
	Londonderry(3)	1	Warehouse / Distribution	125,060
New Jersey
	Lopatcong(3)	1	Warehouse / Distribution	87,500
	Piscataway(3)	1	Warehouse / Distribution	228,000
New York
	Buffalo(3)	1	Warehouse / Distribution	117,000
	Cheektowaga(3)	1	Warehouse / Distribution	121,760
	Farmington(3)	1	Warehouse / Distribution	149,657
	Gloversville(9)	1	Warehouse / Distribution	50,000
	Gloversville(9)	1	Warehouse / Distribution	101,589
	Gloversville(9)	1	Flex / Office	26,529
	Gloversville(9)	1	Warehouse / Distribution	59,965
	Johnstown(9)	1	Warehouse / Distribution	52,500
	Johnstown(9)	1	Warehouse / Distribution	60,000
	Johnstown(9)	1	Light Manufacturing	42,325
	Johnstown(9)	1	Warehouse / Distribution	57,102
North Carolina
	Charlotte(4)	1	Warehouse / Distribution	491,025
	Charlotte(4)	1	Warehouse / Distribution	465,323
	Huntersville(3)	1	Warehouse / Distribution	185,570
	Jefferson(3)	2	Light Manufacturing	103,577
	Lexington(3)	1	Warehouse / Distribution	201,800
	Mebane(3)	1	Warehouse / Distribution	223,340
	Mebane(3)	1	Light Manufacturing	202,691

State	City	Number of Buildings	Asset Type(12)	Total Rentable Square Feet
	Mebane	1	Warehouse / Distribution	383,500
	Mooresville(4)	1	Warehouse / Distribution	300,000
	Newton(3)	1	Warehouse / Distribution	187,200
	Pineville(3)	1	Light Manufacturing	75,400
	Rural Hall(3)	1	Warehouse / Distribution	250,000
	Smithfield(3)	1	Warehouse / Distribution	191,450
Ohio
	Bellevue(3)	1	Warehouse / Distribution	181,838
	Boardman(3)	1	Warehouse / Distribution	175,900
	Boardman(3)	1	Light Manufacturing	95,000
	Canton	1	Warehouse / Distribution	448,000
	Cincinnati(8)	1	Flex / Office	114,532
	Dayton	1	Flex / Office	113,000
	Gahanna(7)	1	Warehouse / Distribution	383,000
	Salem(3)	1	Light Manufacturing	251,000
	North Jackson(4)	1	Warehouse / Distribution	307,315
	North Jackson(3)	1	Warehouse / Distribution	209,835
	Seville(3)	2	Warehouse / Distribution	345,000
	Springfield(3)	1	Warehouse / Distribution	350,500
	Streetsboro(4)	1	Warehouse / Distribution	343,416
	Toledo(3)	1	Warehouse / Distribution	177,500
	Twinsburg(3)	1	Warehouse / Distribution	120,774
Oklahoma
	Catoosa(2)(3)	1	Light Manufacturing	100,100
Oregon
	Gresham(4)	1	Warehouse / Distribution	420,690
	Salem(4)	1	Light Manufacturing	108,000
	Salem(4)	1	Light Manufacturing	47,900
Pennsylvania
	Muhlenberg Township(3)	1	Warehouse / Distribution	394,289
	O'Hara Township(9)	1	Warehouse / Distribution	887,084
	Warrendale(3)	1	Warehouse / Distribution	148,065
	Williamsport(3)	1	Warehouse / Distribution	250,000
South Carolina
	Duncan(3)	1	Warehouse / Distribution	474,000
	Duncan(3)	1	Warehouse / Distribution	313,380
	Edgefield(3)	1	Light Manufacturing	126,190
	Greenwood(9)	1	Light Manufacturing	104,955
	Greenwood(9)	1	Light Manufacturing	70,100
	Orangeburg(3)	1	Warehouse / Distribution	319,000
	Simpsonville(3)	1	Warehouse / Distribution	204,952
	Simpsonville(3)	1	Warehouse / Distribution	207,042
	Spartanburg(3)	4	Warehouse / Distribution	409,600
	Ware Shoals(9)	1	Light Manufacturing	20,514
	West Columbia(3)	1	Warehouse / Distribution	273,280
South Dakota
	Rapid City(3)	1	Flex / Office	137,000
Tennessee
	Cleveland(4)	1	Warehouse / Distribution	151,704
	Jackson	1	Warehouse / Distribution	250,000
	Madison(4)	1	Warehouse / Distribution	418,406
	Mascot	1	Light Manufacturing	130,560

State	City	Number of Buildings	Asset Type(12)	Total Rentable Square Feet
	Nashville(3)	1	Warehouse / Distribution	150,000
	Portland(3)(1)	1	Warehouse / Distribution	414,043
	Vonore(4)	1	Warehouse / Distribution	342,700
Texas
	Arlington(3)	1	Warehouse / Distribution	94,132
	Arlington(3)	1	Warehouse / Distribution	196,000
	El Paso(2)	1	Warehouse / Distribution	269,245
	Fort Worth(4)	1	Warehouse / Distribution	101,500
	Houston(3)	1	Warehouse / Distribution	201,574
	Round Rock	1	Light Manufacturing	79,180
	Waco(2)	1	Warehouse / Distribution	66,400
Virginia
	Buena Vista(3)	1	Light Manufacturing	172,759
	Lexington(3)	1	Warehouse / Distribution	15,085
	Fairfield(3)	1	Light Manufacturing	75,221
	Harrisonburg(3)	1	Warehouse / Distribution	357,673
	Independence(9)	1	Warehouse / Distribution	120,000
Wisconsin
	Appleton	1	Light Manufacturing	145,519
	Chippewa Falls	1	Light Manufacturing	77,700
	Chippewa Falls	1	Light Manufacturing	19,700
	De Pere(3)	1	Warehouse / Distribution	200,000
	Janesville	1	Warehouse / Distribution	700,000
	Mayville(3)	1	Light Manufacturing	339,179
	Milwaukee(3)	2	Warehouse / Distribution	117,564
	Milwaukee(3)	1	Light Manufacturing	270,000
	New Berlin(3)	1	Warehouse / Distribution	205,063
	Sun Prairie(3)	1	Warehouse / Distribution	427,000

		209		38,086,376

(1)
Subject to a PILOT agreement.

(2)
Subject to ground lease.

(3)
This property is part of the borrowing base for our unsecured credit facility and unsecured term loans as of February 26, 2014.

(4)
The acquisition loan facilities with Connecticut General Life Insurance Company ("CIGNA") are collateralized by this property.

(5)
The Union Fidelity Life Insurance Co. loan is collateralized by this property.

(6)
The Webster Bank, N.A. loan is collateralized by this property.

(7)
The Sun Life Assurance Company of Canada (U.S.) loan is collateralized by this property.

(8)
The parking lot utilized by the tenant adjacent to the property is subject to a ground lease.

(9)
The Wells Fargo Bank, N.A. loan is collateralized by this property.

(10)
The Webster Bank, N.A. loan is collateralized by this property.

(11)
The Webster Bank, N.A. loan is collateralized by this property.

(12)
Flex / Office are properties that are generally 50,000 to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.

(13)
This property includes a vacant land parcel adjacent to the building.

  Property Diversification

        The following table sets forth information relating to diversification by property type in our portfolio based on total annualized rent as of December 31, 2013.

Property Type	Total Number of Buildings	Occupancy(1)	Total Occupied Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
Warehouse/Distribution	142	95.9%	30,600,349	84.0%	$111,454,981	$3.64	80.2%
Light Manufacturing	47	95.9%	4,827,541	13.3%	17,426,002	3.61	12.5%
Flex/Office	20	87.2%	992,636	2.7%	10,156,590	10.23	7.3%

Total/Weighted Average	209	95.6%	36,420,526	100.0%	$139,037,573	$3.82	100.0%

(1)
Calculated as the average economic occupancy weighted by each property's rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

  Geographic Diversification

        The following table sets forth information relating to geographic diversification by state in our portfolio based on total annualized rent as of December 31, 2013.

	Total Number of Buildings	Occupancy(1)	Total Occupied Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Rent	Annualized Rent Per Leased Square Foot	Percentage of Total Annualized Rent
Illinois	16	97.9%	2,823,935	7.6%	$12,354,820	$4.38	8.9%
North Carolina	14	100.0%	3,260,876	8.6%	12,083,896	$3.71	8.7%
Ohio	16	93.1%	3,368,162	9.5%	11,584,014	$3.44	8.3%
Michigan	18	90.5%	2,473,474	7.2%	9,992,712	$4.04	7.2%
Indiana	19	100.0%	3,020,993	7.9%	9,558,624	$3.16	6.9%
Wisconsin	11	96.8%	2,421,860	6.6%	7,988,442	$3.30	5.7%
South Carolina	14	100.0%	2,523,013	6.6%	7,566,354	$3.00	5.4%
Pennsylvania	4	100.0%	1,679,438	4.4%	6,853,299	$4.08	4.9%
Tennessee	7	92.6%	1,719,315	4.9%	5,729,015	$3.33	4.1%
Florida	7	100.0%	1,319,550	3.5%	5,621,339	$4.26	4.0%
All Others	83	92.6%	11,809,910	33.2%	49,705,058	$4.21	35.9%

	209	95.6%	36,420,526	100.0%	139,037,573	$3.82	100.0%

(1)
Calculated as the average economic occupancy weighted by each property's rentable square footage.

  Industry Diversification

        The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized rent as of December 31, 2013.

Industry	Total Number of Leases(1)	Total Leased Square Feet	Percentage of Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
Automotive	31	4,412,530	12.1%	$17,388,493	12.5%
Containers & Packaging	18	4,278,904	11.7%	15,458,583	11.1%
Industrial Equipment, Component & Metals	29	3,589,712	9.9%	14,704,932	10.6%
Air Freight & Logistics	19	3,547,099	9.8%	12,905,517	9.3%
Food & Beverages	12	2,929,147	8.0%	10,689,402	7.7%
Retail	12	2,551,756	7.0%	7,993,510	5.7%
Business Services	10	1,369,823	3.8%	7,889,170	5.7%
Office Supplies	10	2,020,973	5.5%	6,827,580	4.9%
Building Materials	12	1,660,481	4.6%	6,043,035	4.3%
Aerospace & Defense	14	1,387,700	3.8%	5,826,731	4.2%
Household Durables	7	1,698,530	4.7%	5,636,987	4.1%
Personal Products	6	1,664,466	4.6%	5,566,635	4.0%
Healthcare	9	1,123,204	3.1%	4,837,802	3.5%
Finance	3	429,045	1.2%	3,634,612	2.6%
Technology	6	805,769	2.2%	2,909,443	2.1%
Media & Entertainment	3	1,016,876	2.8%	2,572,954	1.9%
Non-Profit/Government	6	196,413	0.5%	1,863,148	1.3%
Education	3	69,862	0.2%	572,549	0.4%
Recreational Goods	2	121,776	0.3%	258,471	0.2%
Other	10	1,546,460	4.2%	5,458,019	3.9%

Total/Weighted Average	222	36,420,526	100.0%	$139,037,573	100.0%

(1)
A single lease may cover space in more than one building.

Tenants

        Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2013, our properties were 95.6% leased to 191 tenants in a variety of industries, with no single tenant accounting for more than 2.8% and no single industry accounting for more than 12.6% of our total annualized rent. Our 10 largest tenants account for approximately 16.7% of our annualized rent. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry. As of December 31, 2013, 57% of our tenants (or parents thereof) were publicly rated and 30% were investment grade rated based on annualized rent.

        The following table sets forth information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2013.

Tenants	Number of Leases	Total Leased Square Feet	Percentage of Total Leased Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent
Solo Cup Company	1	1,035,249	2.8%	$3,809,716	2.7%
International Paper Company	2	573,323	1.6%	2,952,291	2.1%
Bank of America, N.A.	1	318,979	0.9%	2,404,538	1.8%
Spencer Gifts, LLC	1	491,025	1.4%	2,122,404	1.5%
Jacobson Warehouse Company LLC	2	578,687	1.6%	2,119,712	1.5%
Closetmaid Corporation	2	619,466	1.7%	2,053,400	1.5%
Stream International Inc.	1	148,131	0.4%	1,999,769	1.5%
Armacell, LLC	3	518,838	1.4%	1,989,527	1.4%
American Beverage Corp	1	613,200	1.7%	1,876,392	1.3%
Archway Marketing Serv., Inc	1	386,724	1.1%	1,857,989	1.4%

Total	15	5,283,622	14.6%	$23,185,738	16.7%

  Lease Expirations

        As of December 31, 2013, our weighted average in-place remaining lease term was approximately 4.8 years. For the year ended December 31, 2013, we have achieved a 59% tenant retention rate for those tenants whose leases were scheduled to expire in 2013. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2013, plus available space, for each of the 10 calendar years beginning with 2013 and thereafter in our portfolio (dollars in thousands, except per square foot data). The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year Lease of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Expiring Percentage of Total Square Feet	Total Annualized Rent	Percentage of Total Annualized Rent	Total Annualized Rent per Leased Square Foot
Available	0	1,665,850
MTM(1)	4	71,825	0.2%	$196,440	0.1%	$2.73
2014(2)	27	2,892,847	7.6%	11,594,411	8.3%	$4.01
2015	30	5,013,856	13.2%	15,388,346	11.1%	$3.07
2016	35	4,634,298	12.2%	18,719,464	13.5%	$4.04
2017	30	5,188,090	13.6%	20,341,351	14.6%	$3.92
2018	31	4,970,706	13.0%	18,838,839	13.5%	$3.79
2019	9	1,834,492	4.8%	8,837,917	6.4%	$4.82
2020	8	2,478,222	6.5%	9,122,651	6.6%	$3.68
2021	14	2,892,038	7.6%	12,871,530	9.3%	$4.45
2022	9	1,238,920	3.2%	4,710,967	3.4%	$3.80
Thereafter	25	5,205,232	13.7%	18,415,657	13.2%	$3.54

Total/Weighted Average	222	38,086,376	95.6%	$139,037,573	100.0%	$3.82

(1)
Month-to-month leases.

(2)
Four leases containing 190,971 square feet expired on December 31, 2013. These leases are considered occupied on December 31, 2013; therefore, the expirations will not factor into period ending occupancy until 2014.

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

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Stockholders' Meeting.

Market Information

        Our common stock has been listed on the NYSE since April 15, 2011 and is traded under the symbol "STAG." The closing share price for our common stock on February 24, 2014, as reported by the NYSE, was $22.98. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

	High	Low	Dividends per common share(1)
Quarter ended December 31, 2013	$22.45	$19.28	$0.30	(2)
Quarter ended September 30, 2013	$22.32	$18.76	$0.30
Quarter ended June 30, 2013	$24.35	$19.30	$0.30
Quarter ended March 31, 2013	$22.19	$17.97	$0.30
Quarter ended December 31, 2012	$19.07	$16.01	$0.27
Quarter ended September 30, 2012	$16.50	$14.04	$0.27
Quarter ended June 30, 2012	$15.07	$12.34	$0.27
Quarter ended March 31, 2012	$14.17	$11.44	$0.26

(1)
On December 18, 2013, our board of directors approved a 5% increase in our annual common stock dividend from the 2013 annual rate of $1.20 per share to $1.26 per share commencing with the payment of the January 2014 common stock dividend to be paid in February 2014.

(2)
On September 24, 2013, our board of directors declared dividends for each month of the fourth quarter of $0.10 per share, which equates to $0.30 per share on a quarterly basis.

Holders of Our Common Stock

        As of February 24, 2014, we had approximately 41 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

Dividends

        To maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable net income (not including net capital gains). We had adopted a policy of paying regular quarterly dividends on our common stock, and we had adopted a policy of paying regular quarterly distributions on the common units of our operating partnership. On August 15, 2013, our board of directors voted to increase the frequency of the payment of dividends on our common stock and common units from quarterly to monthly commencing with the fourth quarter of 2013. Cash distributions have been paid on our common stock and common units since our initial public offering. Dividends are declared at the discretion of our board of directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors our board of directors may consider relevant.

Common Units and Recent Sales of Unregistered Securities

        During the year ended December 31, 2013, we issued an aggregate of 2,186 shares of common stock in connection with the redemption of 2,186 common units of limited partnership held by certain limited partners of our operating partnership. The shares of common stock issued upon redemption of common units of limited partnership interest were registered with the SEC on our Registration Statement on Form S-3 (No. 333-181291), which was declared effective on May 18, 2012.

        On June 19, 2013, in connection with our acquisition of eight buildings, our operating partnership issued 555,758 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units. Common units may be redeemed for cash or, at our election, our common stock on a one-for-one basis, subject to adjustment, as provided in the operating partnership agreement.

  Performance Graph

        The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor's 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly traded industrial REITs. Stockholders' returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. The graph covers the period from April 15, 2011 to December 31, 2013 and assumed that $100 was invested in STAG Industrial, Inc. common stock and in each index on April 15, 2011 and that all dividends were reinvested.

        The actual returns shown on the graph above are as follows:

Index	4/15/2011	6/30/2011	9/30/2011	12/30/2011	3/30/2012	6/29/2012	9/28/2012	12/31/2012	3/28/2013	6/28/2013	9/30/2013	12/31/2013
STAG Industrial, Inc.	$100.00	$95.82	$81.79	$94.05	$116.65	$124.13	$140.79	$157.97	$189.63	$180.53	$184.73	$189.88
S&P 500	$100.00	$100.89	$86.89	$97.16	$109.39	$106.38	$113.14	$112.71	$124.67	$128.29	$135.02	$149.22
MSCI US REIT Index	$100.00	$104.01	$88.90	$102.48	$113.48	$117.74	$117.74	$120.69	$130.43	$128.37	$124.51	$123.67
FTSE NAREIT Equity Industrial Index	$100.00	$100.86	$71.96	$85.83	$106.74	$102.82	$108.43	$113.46	$126.68	$120.36	$121.94	$121.87

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Item 6.    Selected Financial Data

        The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The company's selected historical Consolidated Balance Sheet information as of December 31, 2013, December 31, 2012 and December 31, 2011, and the company's selected historical Consolidated Statement of Operations data for the years ended December 31, 2013 and December 31, 2012 and the period from April 20, 2011 to December 31, 2011, have been derived from the audited financial statements of STAG Industrial, Inc. The selected historical Combined Balance Sheet information as of December 31, 2010 and 2009, and the selected historical Combined Statements of Operations data for the period from January 1, 2011 to April 19, 2011 and the years ended December 31, 2010 and 2009, has been derived from the audited Combined Financial Statements of the

STAG Predecessor Group. The results of operations for all periods presented have been adjusted to reflect discontinued operations:

				STAG Predecessor Group
	STAG Industrial, Inc.
					Year Ended December 31,
			Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
	Year Ended December 31, 2013	Year Ended December 31, 2012
					2010	2009
Statement of Operations Data:
Revenue
Total revenue	$133,893	$84,052	$41,116	$7,707	$25,919	$27,356

Expenses
Property	24,010	12,841	7,180	2,067	6,122	7,213
General and administrative	17,840	14,549	8,365	484	874	981
Property acquisition costs	3,427	4,218	1,088	—	—	—
Depreciation and amortization	67,556	42,427	21,325	2,345	8,931	9,640
Loss on impairment	—	622	—	—	—	—
Other expenses	621	339	294	—	—	—

Total expenses	113,454	74,996	38,252	4,896	15,927	17,834

Other income (expense)
Interest income	13	19	28	1	16	66
Interest expense	(20,319)	(16,110)	(11,829)	(3,825)	(12,817)	(12,913)
Gain (loss) on interest rate swaps	—	215	2,179	762	(282)	(1,720)
Formation transaction costs	—	—	(3,674)	—	—	—
Offering costs	(27)	(68)	(78)	—	—	—
Loss on extinguishment of debt	—	(929)	—	—	—	—

Total other income (expense)	(20,333)	(16,873)	(13,374)	(3,062)	(13,083)	(14,567)

Net income (loss) from continuing operations	$106	$(7,817)	$(10,510)	$(251)	$(3,091)	$(5,045)

Total Income (loss) attributable to discontinued operations	4,796	(2,382)	1,283	22	145	(515)

Net income (loss)	$4,902	$(10,199)	$(9,227)	$(229)	$(2,946)	$(5,560)

Less: preferred stock dividends	9,495	6,210	1,018
Less: amount allocated to unvested restricted stockholders	262	122	—

Less: loss attributable to noncontrolling interest after preferred stock dividends	(620)	(3,720)	(3,396)

Net income (loss) attributable to common stockholders	$(4,235)	$(12,811)	$(6,849)

Net loss per share from continuing operations attributable to the common stockholders	$(0.20)	$(0.44)	$(0.49)

Income (loss) per share from discontinued operation attributable to common stockholders	0.10	(0.07)	0.05

Net loss per share attributable to the common stockholders	$(0.10)	$(0.51)	$(0.44)

Balance Sheet Data (End of Period):
Rental property, before accumulated depreciation	$1,079,046	$816,227	$502,258	$—	$210,186	$210,009
Rental property, after accumulated depreciation	1,007,393	770,052	472,254	—	190,925	195,383
Total assets	1,270,281	1,005,124	624,514	—	211,004	220,116
Total debt	556,091	479,215	296,779	—	207,550	212,132
Total liabilities	595,717	515,664	314,605	—	219,340	221,637
Total equity (deficit)	674,564	489,460	309,909	—	(8,336)	(1,521)
Other Data:
Dividend declared per common share	$1.20	$1.07	$0.7257	$—	$—	$—
Cash flow provided by operating activities	$82,687	$48,011	$14,666	$2,359	$9,334	$8,365
Cash flow used in investing activities	(325,231)	(417,203)	(114,458)	(581)	(2,088)	(2,040)
Cash flow (used in) provided by financing activities	230,228	371,700	116,013	(3,070)	(8,451)	(6,921)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The combined financial information presented for periods on or prior to April 19, 2011 relate solely to the STAG Predecessor Group. The consolidated financial statements for the period April 20, 2011 to December 31, 2011 and the years ended December 31, 2012 and December 31, 2013 include the financial information of our company, our operating partnership and our subsidiaries. Where the "company" is referenced in comparisons of financial results between the year ended December 31, 2012 and any quarter or period ended in 2011, the financial information for such quarter or period prior to April 19, 2011 relates solely to the STAG Predecessor Group, notwithstanding "company" being the reference.

Overview

        We are a fully-integrated, full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States.

        As of December 31, 2013, we owned 209 buildings in 34 states with approximately 38.1 million rentable square feet, consisting of 142 warehouse/distribution properties, 47 light manufacturing properties and 20 flex/office properties. We also owned one vacant land parcel adjacent to one of our buildings. Our properties were 95.6% leased to 191 tenants, with no single tenant accounting for more than 2.8% of our total annualized rent and no single industry accounting for more than 12.6% of our total annualized rent.

        We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009. On April 20, 2011, we completed the formation transactions and became a public company. At December 31, 2013, we owned an 86.65% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

  Outlook

        The lack of speculative development generally across the country and specifically in our markets may improve occupancy levels and rental rates in our owned portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive "spread investing" basis. In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing accessible by mid-sized companies. Additionally, based on various real estate publications, the outlook for the industrial real estate sector is positive as the United States economy continues to improve and as retailers and manufacturers have made the shortening of the supply chain their top priority for the foreseeable future.

  Rental Revenue

        We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of December 31, 2013, our properties were approximately 95.6% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

        Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

  Scheduled Lease Expirations

        Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. As of December 31, 2013, we had approximately 1.7 million rentable square feet of currently available space in our buildings. Of the 2.8 million square feet of leases that have expired during the year ended December 31, 2013, we have renewed 1.6 million square feet of leases, resulting in a 59% tenant retention rate as of December 31, 2013. As of December 31, 2013, for the period January 1, 2014 through December 31, 2014, one of our top ten tenants based on December 31, 2013 annualized revenue had their only lease expire in 2014. The tenant signed a new lease for five years to retain 47% of the space effective at the existing lease expiration. The base rent will remain flat on a per square foot basis. Subsequent to December 31, 2013, the tenant executed the first amendment to the lease, which allows the tenant to holdover in the entire space through April 30, 2014.

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

Real Estate and Deferred Lease Intangibles

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

Use of Derivative Financial Instruments

        We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or we elect not to apply hedge accounting

        In accordance with the FASB's fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in an interest rate swap by entering into transactions with high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the Consolidated Balance Sheets.

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

        By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties' insurance, real estate taxes and certain other expenses and these costs are not reflected in our Consolidated and Combined Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation. We do not recognize recovery revenue related to leases where the tenant will pay expenses directly for real estate taxes, insurance, ground lease payments, and certain other expenses.

Results of Operations

        The following discussion of our results of operations should be read in conjunction with the Consolidated and Combined Financial Statements and the accompanying footnotes. We consider our same store (as defined below) portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable periods presented. Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

        Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below. On January 1, 2012, we owned 105 buildings including 57 warehouse/distribution buildings, 28 light manufacturing buildings and 20 flex/office buildings. Subsequent to January 1, 2012, we sold five buildings for which the results of operations are included in income (loss) attributable to discontinued operations and are not considered part of our same store portfolio. Therefore, there are 100 buildings which are considered our same store portfolio in the analysis below. Same store occupancy decreased 0.7% to 93.0% as of December 31, 2013 compared to 93.7% as of December 31, 2012. The results of operations from acquisitions relates to the 109 buildings acquired after January 1, 2012 for an aggregate cost of approximately $767.2 million.

        The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2013 and December 31, 2012 with respect to the buildings acquired after January 1, 2012.

	Same Store Portfolio				Acquisitions		Total Portfolio
	Year ended December 31,				Year ended December 31,		Year ended December 31,
	2013	2012	Change	% Change	2013	2012	2013	2012	Change	% Change
Revenue
Operating revenue
Rental income	$57,664	$59,270	$(1,606)	-2.7%	$58,680	$14,707	$116,344	$73,977	$42,367	57.3%
Tenant recoveries	9,354	7,419	1,935	26.1%	6,995	1,344	16,349	8,763	7,586	86.6%
Other income(1)	283	92	191	207.6%	24	24	307	116	191	164.7%

Total operating revenue	67,301	66,781	520	0.8%	65,699	16,075	133,000	82,856	50,144	60.5%

Expenses
Operating expenses
Property	7,250	5,333	1,917	35.9%	3,384	650	10,634	5,983	4,651	77.7%
Real estate taxes and insurance	6,265	5,491	774	14.1%	7,111	1,367	13,376	6,858	6,518	95.0%

Total operating expenses	13,515	10,824	2,691	24.9%	10,495	2,017	24,010	12,841	11,169	87.0%

Net operating income(2)	$53,786	$55,957	$(2,171)	-3.9%	$55,204	$14,058	$108,990	$70,015	$38,975	55.7%
Other expenses (income)
General and administrative							17,840	14,549	3,291	22.6%
Asset management fees income							(893)	(1,196)	303	-25.3%
Property acquisition costs							3,427	4,218	(791)	-18.8%
Depreciation and amortization							67,556	42,427	25,129	59.2%
Loss on impairment							—	622	(622)	0.0%
Other expenses							621	339	282	83.2%

Total other expenses (income)							88,551	60,959	27,592	45.3%

Total expenses							112,561	73,800	38,761	52.5%

Other income (expense)
Interest income							13	19	(6)	-31.6%
Interest expense							(20,319)	(16,110)	(4,209)	26.1%
Gain on interest rate swaps							—	215	(215)	0.0%
Offering costs							(27)	(68)	41	0.0%
Loss on extinguishment of debt							—	(929)	929	-100.0%

Total other income (expense)							(20,333)	(16,873)	(3,460)	20.5%

Discontinued operations
Income (loss) attributable to discontinued operations							(509)	1,337	(1,846)	-138.1%
Loss on impairment attributable to discontinued operations							—	(3,941)	3,941	-100.0%
Gain on sales of real estate							5,305	222	5,083	0.0%

Total income (loss) attributable to discontinued operations							4,796	(2,382)	7,178	-301.3%

Net income (loss)							$4,902	$(10,199)	$15,101	148.1%

Less: loss attributable to noncontrolling interest after preferred stock dividends							(620)	(3,720)	3,100	-83.3%

Net income (loss) attributable to STAG Industrial, Inc.							$5,522	$(6,479)	$12,001	-185.2%

(1)
Other income excludes asset management fee income, which is included below in Other expenses (income) for purposes of calculating net operating income.

(2)
Net operating income excludes the results of discontinued operations in the table above. For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see "Non-GAAP Financial Measures" below.

  Same Store Total Operating Revenue

        Same store operating revenue consists primarily of rental income from our properties, lease termination fees and tenant reimbursements for insurance, real estate taxes and certain other expenses.

        Same store rental income consisting of base rent, termination income, straight-line rent, and above and below market lease amortization decreased by $1.6 million or 2.7% to $57.7 million for the year ended December 31, 2013 compared to $59.3 million for the year ended December 31, 2012. Same store rental income decreased primarily as a result of vacancies and downtime in between leases resulting in a decrease of revenue of approximately $2.5 million. This decrease was partially offset by approximately $1.0 million of lease expansions and renewals at higher rental rates. There was also a decrease in net above market lease amortization of $0.2 million. Additionally, during the year ended December 31, 2012, we had termination income of approximately $0.3 million and there was no termination income within income from continuing operations during the year ended December 31, 2013.

        Same store tenant recoveries increased by $1.9 million or 26.1% to $9.4 million for the year ended December 31, 2013 compared to $7.4 million for the year ended December 31, 2012. The increase was primarily attributable to one of the properties where a single tenant occupied the building during the year ended December 31, 2012 and the tenant paid the utility expenses and real estate taxes directly to the third parties; therefore, the expenses were not directly paid by us. The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the year ended December 31, 2013 with leases that require us to pay the utility and real estate taxes expenses and to be reimbursed by the tenant, resulting in an increase of $1.3 million. The remaining net increase was primarily attributable to $0.6 million of increases in real estate tax income related to increased real estate tax rates, changes in leases where tenants paid expenses directly to third parties and now the expenses are being paid by us and recovered from the tenant during the year ended December 31, 2013 compared to the year ended December 31, 2012, and the increases were offset by tenant vacancies.

        Same store other income increased by $0.2 million or 207.6% to $0.3 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. This was primarily as a result of the reimbursement of makes ready repair costs from tenants that vacated and settlements received in 2013 from prior tenants for reimbursement of damages under the lease agreement.

  Same Store Operating Expenses

        Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

        Total same store expenses increased by $2.7 million or 24.9% to $13.5 million for the year ended December 31, 2013 compared to $10.8 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in utilities and real estate taxes of $1.1 million related to one of the properties where a single tenant occupied the building during the year ended December 31, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not directly paid by us. The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the year ended December 31, 2013 with leases that require us to pay the utility and real estate tax expenses and to be reimbursed by the tenants. Additionally, there was an increase of $0.8 million related to repair and maintenance work completed in preparation of a new tenant at one building. Real estate taxes and utility expenses had a net increase $0.4 million across several properties primarily due to net increases in utility usage as well as utility rates and real estate tax rates. Real estate taxes increased by $0.4 million across several properties primarily due to changes in leases where prior tenants paid the real estate taxes and utilities directly and are directly paid by us.

  Total Other Expenses (Income)

        Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses. General and administrative expense includes non-cash compensation expense related restricted stock, LTIP units, and the OPP. The unrecognized non-cash compensation expense associated with these awards was

$8.0 million as of December 31, 2013 and is expected to be recognized over a weighted average period of approximately 3.3 years.

        Total other expenses (income) increased $27.6 million or 45.3% for the year ended December 31, 2013 to $88.6 million compared to $61.0 million for the year ended December 31, 2012. The increase was primarily related to an increase of $25.1 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to a $3.3 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees and increased size of the Company.

  Total Other Income (Expense)

        Total other income (expense) consists of interest income, interest expense and loss on extinguishment of debt. Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

        Total other expense increased $3.5 million, or 20.5%, to $20.3 million for the year ended December 31, 2013 compared to $16.9 million for the year ended December 31, 2012. The increase was primarily attributable to a $4.2 million increase in interest expense primarily as a result of the Wells Fargo unsecured term loan entered into on February 14, 2013 and the Bank of America unsecured term (each as defined in Indebtedness Outstanding below) loan entered into on September 10, 2012, which were not outstanding for the majority of 2012. Additionally, during the year ended December 31, 2012, we had a loss on extinguishment of debt of $0.9 million and a partially offsetting gain on an interest rate swap of $0.2 million that matured during 2012.

  Total Income (Loss) Attributable to Discontinued Operations

        The total income (loss) attributable to discontinued operations reflects the results of operations related to the sale of five buildings located in Creedmoor, NC, Pittsburgh, PA, Youngstown, OH and Great Bend, KS (two buildings) during 2013 and 2012. The total income (loss) attributable to discontinued operations increased by $7.2 million, which was primarily a result of the gain on sales associated with the Pittsburgh, PA and Creedmoor, NC buildings in the amount of $0.5 million and $4.8 million, respectively, that were recognized during the year ended December 31, 2013. The gain on sales was partially offset by net loss attributable to discontinued operations in the amount of $0.5 million. During the year ended December 31, 2012, we had a loss attributable to discontinued operations of $2.4 million, which was primarily the result of a $3.9 million loss on impairment that was incurred on the two Great Bend, KS properties prior to the disposal in the fourth quarter of 2012 offset by $1.3 million of income from discontinued operations and a gain on sale of approximately $0.2 million from the Youngstown, OH building.

  Total Net Income (Loss)

        The total net income (loss) increased by $15.1 million, or 148.1%, to net income of $4.9 million for the year ended December 31, 2013 compared to a net loss of $10.2 million for the year ended December 31, 2012. The increase is attributable to all of the aforementioned factors.

Comparison of year ended December 31, 2012 to the year ended December 31, 2011

        Within the following results of operations, the years ended December 31, 2012 and December 31, 2011 consists of STAG Predecessor Group's operations for the period January 1, 2011 to April 19, 2011 and our operations for the period April 20, 2011 to December 31, 2011 and the year ended December 31, 2012. Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations; therefore, a same store analysis is not prepared for the years ended December 31, 2012 and December 31, 2011.

        The following table summarizes our results of operations for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands):

	Year Ended December 31,
	2012	2011	Change	% Change
Revenue
Rental income	$73,977	$42,238	$31,739	75.1%
Tenant recoveries	8,763	5,671	3,092	54.5%
Other income	1,312	914	398	43.5%

Total revenue	84,052	48,823	35,229	72.2%

Expenses
Property	5,983	4,777	1,206	25.2%
General and administrative	14,549	8,687	5,862	67.5%
Real estate taxes and insurance	6,858	4,470	2,388	53.4%
Asset management fees	—	162	(162)	-100.0%
Property acquisition costs	4,218	1,088	3,130	287.7%
Depreciation and amortization	42,427	23,670	18,757	79.2%
Loss on impairment	622	—	622	100.0%
Other expenses	339	294	45	15.3%

Total expenses	74,996	43,148	31,848	73.8%

Other income (expense)
Interest income	19	29	(10)	-34.5%
Interest expense	(16,110)	(15,654)	(456)	2.9%
Gain on interest rate swaps	215	2,941	(2,726)	-92.7%
Formation transactions costs	—	(3,674)	3,674	-1
Offering costs	(68)	(78)	10	-12.8%
Loss on extinguishment of debt	(929)	—	(929)	100.0%

Total other income (expense)	(16,873)	(16,436)	(437)	2.7%

Discontinued operations
Income attributable to discontinued operations	1,337	976	361	37.0%
Loss on impairment attributable to discontinued operations	(3,941)	—	(3,941)	100.0%
Gain on sale of real estate	222	329	(107)	-32.5%

Total income (loss) attributable to discontinued operations	(2,382)	1,305	(3,687)	-282.5%

Net loss	(10,199)	(9,456)	(743)	7.9%

Less: loss attributable to noncontrolling interest after preferred stock dividends	(3,720)	(3,396)	(324)	9.5%

Net loss attributable to STAG Industrial, Inc.	$(6,479)	$(6,060)	$(419)	6.9%

  Revenue

        Total revenue consists primarily of rental income from our properties, lease termination fees, tenant reimbursements for insurance, real estate taxes and certain other expenses, and asset management fees.

        Total revenue increased by $35.2 million, or 72.2%, to $84.1 million for the year ended December 31, 2012 compared to $48.8 million for the year ended December 31, 2011. The increase was primarily attributable to additional revenue from the properties contributed to us as part of the formation transactions and the acquisitions of 85 buildings since the formation transactions. Of the $35.2 million increase in revenue, $31.7 million relates to base rental income, $3.1 million relates to tenant recoveries, and $0.4 million relates to an increase in other income, including asset management fee income.

  Expenses

        Total expenses increased by $31.8 million, or 73.8%, to $75.0 million for the year ended December 31, 2012 compared to $43.1 million for the year ended December 31, 2011. The increase was primarily attributable to additional expense from the properties contributed to us as part of the formation transactions and the acquisitions of 85 buildings since the formation transactions. General and administrative expenses increased $5.9 million due to the inclusion of salary and other compensation costs following the formation transactions and other administrative costs of being a public company. Additionally, depreciation and amortization increased $18.8 million as a result of the properties acquired in the formation transactions and 85 buildings acquired since the formation transactions which increased the depreciable asset base.

  Total Other Income (Expense)

        Total other income (expense) consists of interest income, interest expense and loss on extinguishment of debt. Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

        Total other expense increased $0.4 million, or 2.7%, to $16.9 million for the year ended December 31, 2012 compared to $16.4 million for the year ended December 31, 2011. The increase in other expense was primarily a result of the gain on interest rate swaps decreased by $2.7 million from $2.9 million for the year ended December 31, 2011 to $0.2 million for year ended December 31, 2012 due to the expiration of the related interest rate swap on January 31, 2012. Additionally, the loss on extinguishment of debt of $0.9 million recognized during the year ended December 31, 2012 related to write-off of deferred financing fees in connection with the pay-off of the Wells Fargo Master Loan and the termination of the secured credit facility (as defined below) contributed to the increase in total other expenses. The increase was partially offset by the decrease in formation transaction costs of $3.7 million, which was a one-time expense associated with the initial public offering of the company in 2011.

  Total income (loss) attributable to discontinued operations

        Total income (loss) attributable to discontinued operations reflects the results of operations and gain on sale of real estate related to the sale of properties located in Creedmoor, NC, Pittsburgh, PA, Amesbury, MA, Youngstown, OH and Great Bend, KS. The total income attributable to discontinued operations decreased by $3.7 million primarily due to the loss on impairment of $3.9 million that was recognized prior to the sale of Great Bend, KS, which closed on November 30, 2012. The property and intangibles were tested for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows. Accordingly as of September 30, 2012, the property and intangibles were written down to their estimated fair value based on pricing obtained from third party market participants.

  Total Net Loss

        Net loss increased by $0.4 million, or 6.9%, to $6.5 million for the year ended December 31, 2012 compared to $6.1 million for the year ended December 31, 2011. The increase is primarily attributable to the operations of the properties contributed to us as part of the formation transactions and the acquisitions of 85 buildings since the formation transactions resulting in greater depreciation and amortization. The increase is also attributable to the aforementioned factors above.

Cash Flows

  Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

        The following table summarizes our cash flows for the year ended December 31, 2013 and 2012 (dollars in thousands).

	Year Ended December 31,
	2013	2012	Change	% Change
Cash provided by operating activities	82,687	$48,011	$34,676	72.2%
Cash used in investing activities	(325, 231)	(417,203)	91,972	22.0%
Cash provided by financing activities	230,228	371,700	(141,472)	(38.1)%

        Net cash provided by operating activities.    Net cash provided by operating activities increased $34.7 million to $82.7 million for the year ended December 31, 2013 compared to $48.0 million for the year ended December 31, 2012. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity. We had net income of $4.9 million for the year ended December 31, 2013 compared to a net loss of $10.2 million for the year ended December 31, 2012, but after adjusting the net loss to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $34.4 million. This is primarily a result of adding back depreciation and amortization of $70.6 million during the year ended December 31, 2013 compared to $43.5 million during the year ended December 31, 2012.

        Net cash used in investing activities.    Net cash used in investing activities decreased by $92.0 million to $325.2 million for the year ended December 31, 2013 compared to $417.2 million for the year ended December 31, 2012. The change is primarily attributable to the acquisition of 39 buildings with an aggregate purchase price of $331.8 million (net of $11.5 million funded by the issuance of common units) during the year ended December 31, 2013 compared to the acquisition of 70 buildings with an aggregate purchase price of $423.9 million during the year ended December 31, 2012.

        Net cash provided by financing activities.    Net cash provided by financing activities decreased $141.5 million to $230.2 million for the year ended December 31, 2013 compared to $371.7 million for the year ended December 31, 2012. The change is attributable to the proceeds of $70.0 million from the sale of the series B preferred stock during the year ended December 31, 2013 and a decrease of $73.2 million in proceeds from sales of common stock in comparison to prior periods. The change is also the result of a net inflow of $77.0 million from mortgage notes payable and borrowings under the unsecured term loans and unsecured credit facility (each as defined below) during the year ended December 31, 2013 compared to a net inflow of $182.6 million during the year ended December 31, 2012. Additionally, the change is also attributable to an increase in dividends and distributions paid of $37.2 million as a result of the increased number of shares and units outstanding as well as a $0.31 increase in the dividend per share and unit paid for the year ended December 31, 2013 compared to the year ended December 31, 2012. The remaining increase is due to a decrease of $2.2 million for payment of loan fees and costs and a decrease of $2.4 million of offering costs for the year ended December 31, 2013 compared to the year ended December 31, 2012.

  Comparison of year ended December 31, 2012 to the year ended December 31, 2011

        The following table summarizes our cash flows for the year ended December 31, 2012 and December 31, 2011 (inclusive of STAG Predecessor Group from the period January 1, 2011 to April, 19, 2011 and STAG Industrial, Inc. from the period April 20, 2011 to December 31, 2011) (dollars in thousands). Because we did not exist before April 20, 2011, and because, as a result of our formation transactions, our company is substantially different from STAG Predecessor Group, we believe this comparison is not meaningful to an analysis of our operations:

	Year Ended December 31,
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

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off-balance sheet arrangements other than those disclosed in the table under "—Liquidity and Capital Resources—Contractual Obligations" below.

Liquidity and Capital Resources

        On January 22, 2013, we completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters' option) at a public offering price of $18.30 per share. We received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. We also incurred direct offering costs of $0.2 million. The underwriters' discount of $4.9 million and direct offering costs of $0.2 million are reflected as a reduction to additional paid-in capital on our Consolidated Balance Sheet included in this report. We used the proceeds to fully pay down the then outstanding balance on our $200.0 million unsecured corporate revolving credit facility with Bank of America, N.A ("Bank of America") as administrative agent ("unsecured credit facility").

        On April 16, 2013, we completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters' option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share, at a price to the public of $25.00 per share. We received net proceeds of $67.8 million, reflecting gross proceeds of $70.0 million net of the underwriter discount of $2.2 million. We also incurred direct offering costs of $0.2 million. The underwriters' discount of $2.2 million and direct offering costs of $0.2 million are reflected as a reduction to additional paid-in capital on our Consolidated Balance Sheet included in this report. Dividends on the series B preferred stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The series B preferred stock ranks senior to our common stock and on parity with our series A preferred stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our company. The series B preferred stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the series B preferred stock prior to April 16, 2018, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the series B preferred stock). We used the net proceeds to pay off the outstanding amount due under the unsecured credit facility and to fund acquisitions.

        During the years ended December 31, 2013 and December 31, 2012, we sold 2,672,692 and 298,000 shares of common stock, respectively, under our "at the market" program ("ATM") that commenced on December 14, 2012. During the years ended December 31, 2013 and December 31, 2012 we received net proceeds of $53.9 million and $5.3 million, reflecting gross proceeds of $54.7 million and $5.4 million, net of the sales agents' fees of approximately $0.8 million and $0.1 million, respectively. As of December 31, 2013, there was approximately $14.9 million of common stock available to be sold under the ATM.

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

        In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. On August 15, 2013 our board of directors voted to increase the frequency of the payment of our common stock dividend from quarterly to monthly. On September 24, 2013 our board of directors declared dividends on our common stock for each month of the fourth quarter of $0.10 per share, which equates to $0.30 per share on a quarterly basis. The table below sets forth the dividends and distributions that have been declared by our board of directors on our common stock and common units during the year ended December 31, 2013:

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month Ended December 31	September 24, 2013	$0.10	January 15, 2014
Month Ended November 30	September 24, 2013	0.10	December 16, 2013
Month Ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter Ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter Ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter Ended March 31	March 1, 2013	0.30	April 15, 2013

Total 2013		$1.20

        On December 18, 2013, our board of directors approved a 5% increase in our annual common stock dividend from the 2013 annual rate of $1.20 per share to $1.26 per share commencing with the payment of the January 2014 common stock dividend to be paid in February 2014.

        We pay quarterly cumulative dividends on the series A preferred stock at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). The table below sets forth the dividends that have been declared by our board of directors on the series A preferred stock during the year ended December 31, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.5625	December 31, 2013
September 30	August 2, 2013	0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013

Total 2013		$2.25

        We pay quarterly cumulative dividends on the series B preferred stock at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.66 per share). The table below sets forth the dividends that have been declared by our board of directors on the series B preferred stock during the year ended December 31, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.4140625	December 31, 2013
September 30	August 2, 2013	0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013

Total 2013		$1.1731750

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

  Indebtedness Outstanding

        The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2013 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Sun Life(2)	$3,817	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,834	Fixed	4.22%		Aug-4-2016
Bank of America unsecured credit facility(4)	80,500	Variable	LIBOR + 1.45%		Sept-10-2016
Union Fidelity(5)	6,551	Fixed	5.81%		Apr-30-2017
Webster Bank(6)	3,121	Fixed	3.66%		May-29-2017
Webster Bank(7)	3,360	Fixed	3.64%		May-31-2017
Bank of America unsecured term loan(8)	150,000	Variable	LIBOR + 1.40%		Sept-10-2017
CIGNA-1 facility(9)	58,874	Fixed	6.50%		Feb-1-2018
CIGNA-2 facility(10)	59,990	Fixed	5.75%		Feb-1-2018
CIGNA-3 facility(11)	16,879	Fixed	5.88%		Oct-1-2019
Wells Fargo unsecured term loan(12)	100,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo CMBS Loan(13)	67,165	Fixed	4.31%		Dec-1-2022

	$556,091		3.64	%(14)

(1)
Current interest rate as of December 31, 2013. At December 31, 2013, the one-month LIBOR rate was 0.1677%.

(2)
This loan with Sun Life Assurance Company of Canada (U.S.) ("Sun Life") was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. Principal outstanding under this loan includes an unamortized fair market value premium of $0.2 million as of December 31, 2013, which is not included in the calculation of the weighted average interest rate.

(3)
This loan with Webster Bank, National Association ("Webster Bank") was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA. The property is collateral for this loan.

(4)
The spread over LIBOR for the Bank of America unsecured credit facility is based on our consolidated leverage. The spread was 1.45% as of December 31, 2013. The borrowing capacity as of December 31, 2013 was $119.3 million, assuming current leverage levels.

(5)
This loan with Union Fidelity Life Insurance Co. ("Union Fidelity") was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building. The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million as of December 31, 2013, which is not included in the calculation of the weighted average interest rate.

(6)
This loan with Webster Bank was entered into on May 29, 2012 in connection with the acquisition of the building located in Portland, ME. The property is collateral for this loan.

(7)
This loan with Webster Bank was entered into on May 31, 2012 in connection with the acquisition of a building located in East Windsor, CT. The property is collateral for this loan.

(8)
The Bank of America unsecured term loan ("Bank of America unsecured term loan") was entered into on September 10, 2012 and subsequently amended on October 7, 2013. The spread over LIBOR is based on our consolidated leverage ratio. The spread was 1.40% as of December 31, 2013. We swapped LIBOR for a fixed rate for $100.0 million of the $150.0 million capacity on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to "Interest Rate Risk below."

(9)
The Connecticut General Life Insurance Company ("CIGNA") credit facility was originally entered into in July 2010 (the "CIGNA-1 facility") and has various buildings serving as collateral and has no remaining borrowing capacity.

(10)
The CIGNA credit facility was originally entered into in October 2010 (the "CIGNA-2 facility") has various buildings serving as collateral. As of December 31, 2013, we have approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(11)
The CIGNA credit facility was originally entered into in July 2011 (the "CIGNA-3 facility") and has various buildings serving as collateral. As of December 31, 2013, we have approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(12)
The Wells Fargo Bank, National Association ("Wells Fargo") unsecured term loan was entered into on February 14, 2013, with a borrowing capacity of up to $150 million (the "Wells Fargo unsecured term loan"). Borrowings under the Wells Fargo unsecured term loan bear interest at a floating rate equal to the one-month LIBOR plus a spread based on our consolidated leverage ratio. The spread was 2.15% and the borrowing capacity was $50.0 million as of December 31, 2013, assuming current leverage levels. We swapped LIBOR for a fixed rate for $125.0 million of the $150.0 million capacity on the Wells Fargo unsecured term loan. The interest rate swaps for $25.0 million of the $125.0 million swapped became effective subsequent to December 31, 2013 on February 3, 2014. For further details refer to "Interest Rate Risk" below.

(13)
This loan with Wells Fargo was entered into on November 8, 2012 ("CMBS loan") and is a non-recourse loan with 28 buildings serving as collateral.

(14)
The weighted average interest rate was calculated using the swapped rate for the $200.0 million of the $250.0 million outstanding on the Bank of America unsecured term loan and the Wells Fargo unsecured term loan (collectively, the "unsecured term loans").

        We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are confident in our ability to meet future debt maturities and building acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

        The CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility contain provisions that cross-default the loans and cross-collateralize the 21 properties held as collateral under each loan. In addition, each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

        The CMBS loan agreement is a commercial mortgage-backed security that provides for a secured loan. There are 28 properties located in eight states that are collateral for the CMBS loan. Wells Fargo had the right to securitize any portion or the entire CMBS loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The operating partnership guarantees the obligations under the CMBS loan.

        Our debt is subject to certain financial and other covenants. As of December 31, 2013, we were in compliance with the financial covenants in the credit agreement and loan agreements.

  Unsecured Credit Facility and Unsecured Term Loans

        Unsecured Credit Facility and Bank of America Unsecured Term Loan:    On September 10, 2012, we closed a credit agreement ("credit agreement") for an unsecured corporate revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger ("unsecured credit facility"). The unsecured credit facility provides for a senior unsecured revolving credit facility of up to $200.0 million, with a sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit. Additionally, the unsecured credit facility has an accordion feature that allows us to request an increase in its borrowing capacity to $300.0 million, subject to the satisfaction of certain conditions. The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the credit agreement. Proceeds from the unsecured credit facility have been and will be used for building acquisitions, working capital requirements and other general corporate purposes. We currently do not intend to use this facility to repay our existing debt obligations upon maturity. The credit agreement also provides for the $150.0 million, five-year Bank of America unsecured term loan with a maturity date of September 10, 2017.

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

        Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one-month Eurodollar Rate or the Base Rate (each as defined in the credit agreement) plus a spread, that depends upon our consolidated leverage ratio. At December 31, 2013, the spread over LIBOR on the unsecured credit facility was 1.45% and the spread over LIBOR on the Bank of America unsecured term loan was 1.40%. The floating rate interest on $100.0 million of the $150.0 million unsecured term loan was fixed utilizing seven interest rate swaps with rates ranging from 0.727% to 0.7975%. These swaps were designated as cash flow hedges of interest rate risk (See "Interest Rate Risk" below for further details).

        On October 7, 2013, the unsecured credit facility and the Bank of America unsecured term loan were amended to reduce the spreads on the one-month Eurodollar Rate and the Base Rate and to reduce the unused fee rates. The amendment was considered a modification of terms; therefore, no deferred financing fees were expensed as a loss on extinguishment of debt. The following table compares the original terms to the amended terms of the unsecured credit facility and the Bank of America unsecured term loan.

	Original Terms	Amended Terms
Applicable Rates	Unsecured Credit Facility and Unsecured Term Loan	Unsecured Credit Facility	Unsecured Term Loan
Eurodollar Rate(1):	one month-LIBOR + 165.0 bps - 225.0 bps	one month-LIBOR + 145.0 bps - 205.0 bps	one month-LIBOR + 140.0 bps - 200.0 bps
Base Rate(1):	Base rate + 65.0 bps - 125.0 bps	Base rate + 45.0 bps - 105.0 bps	Base rate + 40.0 bps - 100.0 bps
Unused Fees:	<50%, 35.0 bps; > 50%, 25.0 bps	<50%, 25.0 bps; > 50%, 20.0 bps	—

(1)
The spread over the applicable rate is based on our consolidated leverage ratio.

        Wells Fargo Unsecured Term Loan:    On February 14, 2013, we entered into a seven-year term loan agreement ("loan agreement") with Wells Fargo Bank and certain other lenders. The loan agreement provides for the Wells Fargo unsecured loan in the original principal amount of up to $150.0 million. Additionally, the Wells Fargo unsecured term loan has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of the loan agreement, the Wells Fargo unsecured term loan will mature on February 14, 2020.

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

        As of December 31, 2013, the spread over LIBOR on the Wells Fargo unsecured term loan was 2.15% and the floating rate interest on the entire outstanding principal balance was fixed utilizing three interest rate swaps with rates from 1.33% to 1.703%. These swaps were designated as cash flow hedges of interest rate risk (See "Interest Rate Risk" below for further details). We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan, which is paid monthly in arrears. The Wells Fargo unsecured term loan has the following prepayment fees:

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

        The unsecured credit facility and unsecured term loans contain financial and operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of December 31, 2013. In the event of a default related to the financing and operating covenants, our dividend distributions are limited to the minimum amount necessary for us to maintain our status as a REIT.

        Events of Default:    The unsecured credit facility and unsecured term loans contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross- defaults to other material debt and bankruptcy or other insolvency events.

        The company and certain of our subsidiaries guarantee the obligations under the unsecured credit facility and unsecured term loans.

  Contractual Obligations

        The following table reflects our contractual obligations as of December 31, 2013, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Principal payments(3)	$555,803	$4,447	$98,465	$278,883	$174,008
Interest payments—fixed rate debt(4)(5)	94,116	18,509	36,186	24,691	14,730
Operating leases and ground leases(4)	15,177	1,134	2,634	2,163	9,246
Other(4)(6)	525	150	300	75	—

Total	$665,621	$24,240	$137,585	$305,812	$197,984

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

(4)
Not included on our Consolidated Balance Sheets included in this report.

(5)
Amounts include interest rate payments on the $225.0 million of the $250.0 million unsecured term loans that have been swapped to a fixed rate.

(6)
Amounts relate to a fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova"). We entered into on agreement with Columbus Nova to source sale leaseback transactions for potential acquisition.

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

        On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the Bank of America unsecured term loan. We entered into seven interest rate swap agreements for notional amounts varying from $10.0 million to $25.0 million with a total notional amount of $100.0 million with an effective date of October 10, 2012. The swaps convert the one-month LIBOR rate on $100.0 million of the $150.0 million Bank of America unsecured term loan due on September 10, 2017, from a variable rate of one-month LIBOR plus a spread of 1.40% to 2.00% (spreads as of December 31, 2013) based on our consolidated leverage ratio to a fixed rate ranging from 0.727% and 0.7975% plus a spread of 1.40% to 2.00% (potential spreads as of December 31, 2013) based on our consolidated leverage ratio. As of December 31, 2013, the spread on the Bank of America unsecured term loan was 1.40%.

        On March 1, 2013, we entered into an interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the then $25.0 million outstanding balance of the $150.0 million Wells Fargo unsecured term loan from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.33% plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. This swap was designated as a cash flow hedge of interest rate risk.

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

        On September 30, 2013, we entered into an interest rate swap agreement for a notional amount of $25.0 million with an effective date of February 3, 2014 that will fix the one-month LIBOR rate on a future draw on the Wells Fargo Unsecured Term Loan. The swap converts the one-month LIBOR rate from a variable rate of one-month LIBOR plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio to a fixed rate of 1.9925% plus a spread of 2.15% to 2.70% based on our consolidated leverage ratio. As of December 31, 2013, the spread on the Wells Fargo unsecured term loan was 2.15%.

        The aforementioned 11 swaps were all designated as cash flow hedges of interest rate risk, and all are valued as level 2 financial instruments. As of December 31, 2013, the fair values of all of our interest rate swaps were in an asset position of $3.9 million. As of December 31, 2012, the swaps were in a liability position of $0.5 million. The increase in value was due to rising interest rates in addition to the four aforementioned swaps that were entered into during the year ended December 31, 2013.

        As of December 31, 2013, we had $330.5 million of debt with interest at a variable rate. Of the $330.5 million of variable rate debt, interest on $200.0 million of the $250.0 million unsecured term loans has been fixed with swaps as discussed above. The remaining $130.5 million of variable rate debt is related to the Bank of America unsecured term loan and Bank of America unsecured credit facility, which was priced at one-month LIBOR plus 1.40% and one-month LIBOR plus 1.45%, respectively, as of December 31, 2013. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Non-GAAP Financial Measures

        In this report, we disclose and discuss funds from operations ("FFO") and net operating income ("NOI"), which meet the definition of "non-GAAP financial measure" as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of these measures provide useful information to investors.

  Funds From Operations

        FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss in accordance with GAAP, as presented in our Consolidated and Combined Financial Statements included in this report.

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

        The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	STAG Industrial, Inc.			STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Net Income (loss)	$4,902	$(10,199)	$(9,227)	$(229)
Depreciation and amortization	70,597	43,473	22,794	2,459
Loss on impairment	—	4,563	—	—
Gain on sales of real estate	(5,305)	(222)	(329)	—

FFO	$70,194	$37,615	$13,238	$2,230

Preferred stock dividends	(9,495)	(6,210)	(1,018)	—
Amount allocated to unvested restricted stockholders	(262)	(122)	—	—

FFO attributable to common stockholders and unit holders	$60,437	$31,283	$12,220	$2,230

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

        The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	STAG Industrial, Inc.			STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Net income (loss)	$4,902	$(10,199)	$(9,227)	$(229)
Asset management fee income	(893)	(1,196)	(877)	—
General and administrative	17,840	14,549	8,365	501
Property acquisition costs	3,427	4,218	1,088	—
Depreciation and amortization	70,597	43,473	22,794	2,459
Interest income	(13)	(19)	(28)	(1)
Interest expense	20,319	16,269	12,289	4,136
Gain on interest rate swaps	—	(215)	(2,179)	(762)
Offering costs	27	68	78	—
Loss on impairment	—	4,563	—	—
Loss on extinguishment of debt	—	929	—	—
Other expenses	621	339	294	—
Gain on sales of real estate	(5,305)	(222)	(329)	—

Net Operating Income(1)	$111,522	$72,557	$32,268	$6,104

(1)
Includes the results of discontinued operations. For the years ended December 31, 2013 and 2012, excluding the results of discontinued operations, NOI was approximately $109.0 million and $70.0 million, respectively.

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

        As of December 31, 2013, we had $80.5 million outstanding under the unsecured credit facility and $250.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate. Of the $250.0 million outstanding on the unsecured term loans, $200.00 million is subject to interest rate swaps. The remaining $50.0 million is related to the Bank of America unsecured term loan, which was priced at one-month LIBOR plus 1.40% as of December 31, 2013. To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $80.5 million on the unsecured credit facility and $50.0 million on the unsecured term loans (the portion of outstanding amounts at December 31, 2013 not fixed by interest rate swaps) for the full year ended December 31, 2013, our interest expense would have increased by $1.3 million for the year ended December 31, 2013.

        As of December 31, 2013, approximately $425.3 million of our consolidated borrowings bore interest at fixed rates (including $200.0 million of swapped interest rates under the unsecured term loan), as shown in the table below (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(dollars in thousands)
Debt
Fixed rate(1)	$4,447	$4,688	$13,277	$115,506	$113,377	$174,008	$425,303	$425,079
Average interest rate on fixed rate debt	5.26%	5.27%	5.03%	2.53%	6.09%	4.13%	4.27%
Variable rate	—	—	80,500	50,000	—	—	130,500	130,500

Total debt	$4,447	$4,688	$93,777	$165,506	$113,377	$174,008	$555,803	$555,579

(1)
Amounts include variable interest rate payments on the $200.0 million of the $250.0 million unsecured term loans that have been swapped to a fixed rate.

        As of December 31, 2013, we were party to the interest rate swaps shown in the table below (dollars in thousands) with a total fair value asset of $3.9 million.

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

(1)
Fixes the interest rate of the Bank of America unsecured term loan

(2)
Fixes the interest rate of the Wells Fargo unsecured term loan

        We record all derivatives on the balance sheet at fair value. The fair value of the swap depends heavily on the current market fixed rate, the corresponding term structures of variable rates and the expectation of changes in future variable rates. As expectations of future variable rates increase, the market value of the interest rate swap increases. As of December 31, 2013, all of our interest rate swaps were effectively hedged; therefore, the changes in the fair value of derivatives was recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2013, we did not record any hedge ineffectiveness related to the hedged derivatives.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Controls

        There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Additional Material Federal Income Tax Considerations

        The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussions under "Material Federal Income Tax Considerations" in the prospectus dated May 16, 2012 and filed as part of a registration statement on Form S-3 (No. 333-181290) and in the prospectus dated May 8, 2013 and filed as part of a registration statement on Form S-3 (No. 333-188465).

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

  Taxation of Taxable U.S. Stockholders

        For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

  Taxation of Non-U.S. Stockholders

        For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

  3.
  Exhibits

        The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(13)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(9)
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(14)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(15)
10.4	2011 Equity Incentive Plan(3)*
10.5	Amendment to the 2011 Equity Incentive Plan(16)*
10.6	2011 Outperformance Program(7)*
10.7	Form of LTIP Unit Agreement(3)*
10.8	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.9	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)*
10.10	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.11	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.12	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.13	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*

Exhibit Number	Description of Document
10.14	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.15	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(17)
10.16	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.17	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.18	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.19	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended
10.20	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)
10.21	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(10)
10.22
First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(18)
10.23
Second Amendment to Credit Agreement, dated as of October 7, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(19)
10.24	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended(10)
10.25	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(11)
10.26	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto(12)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
101	The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss), (vi) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements.

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

(9)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.

(10)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

(11)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(12)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.

(13)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.

(14)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.

(15)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.

(16)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.

(17)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 6, 2013.

(18)
Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 6, 2013.

(19)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on October 10, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 26, 2014
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

Signature	Title	Date

/s/ BENJAMIN S. BUTCHER Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President	February 26, 2014
/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director	February 26, 2014
/s/ JEFFREY D. FURBER Jeffrey D. Furber	Director	February 26, 2014
/s/ LARRY T. GUILLEMETTE Larry T. Guillemette	Director	February 26, 2014
/s/ FRANCIS X. JACOBY III Francis X. Jacoby III	Director	February 26, 2014

Signature	Title	Date

/s/ CHRISTOPHER P. MARR Christopher P. Marr	Director	February 26, 2014
/s/ HANS S. WEGER Hans S. Weger	Director	February 26, 2014
/s/ GREGORY W. SULLIVAN Gregory W. Sullivan	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)	February 26, 2014

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012 for STAG Industrial, Inc.	F-4

Consolidated and Combined Statements of Operations for STAG Industrial, Inc. for the Years ended December 31, 2013 and December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011

F-5

Consolidated and Combined Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013 and December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011

F-6

Consolidated and Combined Statements of Equity for STAG Industrial, Inc. for the Years ended December 31, 2013 and December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011

F-7

Consolidated and Combined Statements of Cash Flows for STAG Industrial, Inc. for the Years ended December 31, 2013 and December 31, 2012 and the Period from April 20, 2011 to December 31, 2011 and STAG Predecessor Group for the Period from January 1, 2011 to April 19, 2011

F-8
Notes to Consolidated and Combined Financial Statements	F-9
Financial Statement Schedule—Schedule II	F-54
Financial Statement Schedule—Schedule III	F-55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of STAG Industrial, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from April 20, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

        In our opinion, the accompanying combined statements of operations, comprehensive loss, owner's deficit and cash flows for the period from January 1, 2011 to April 19, 2011 present fairly, in all material respects, the results of operations and cash flows of STAG Predecessor Group for the period from January 1, 2011 to April 19, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2011 to April 19, 2011 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2012, except for the Combined Statements of Comprehensive Loss and the effects of discontinued operations described in Note 3 to the combined financial statements, as to which the date is February 26, 2014

Part I. Financial Information

Item 1.    Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Rental Property:
Land	$134,399	$104,656
Buildings	871,422	654,518
Tenant improvements	36,994	34,900
Building and land improvements	36,231	22,153
Less: accumulated depreciation	(71,653)	(46,175)

Total rental property, net	1,007,393	770,052
Cash and cash equivalents	6,690	19,006
Restricted cash	6,806	5,497
Tenant accounts receivable, net	13,790	9,351
Prepaid expenses and other assets	2,594	1,556
Interest rate swaps	3,924	—
Deferred financing fees, net	5,467	4,704
Leasing commissions, net	3,542	1,674
Goodwill	4,923	4,923
Due from related parties	185	806
Deferred leasing intangibles, net	214,967	187,555

Total assets	$1,270,281	$1,005,124

Liabilities and Equity
Liabilities:
Mortgage notes payable	$225,591	$229,915
Unsecured credit facility	80,500	99,300
Unsecured term loans	250,000	150,000
Accounts payable, accrued expenses and other liabilities	18,574	12,111
Interest rate swaps	—	480
Tenant prepaid rent and security deposits	8,972	5,686
Dividends and distributions payable	5,166	11,301
Deferred leasing intangibles, net	6,914	6,871

Total liabilities	595,717	515,664

Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2013 and December 31, 2012	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2013	70,000	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 44,764,377 and 35,698,582 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	447	357
Additional paid-in capital	577,039	419,643
Common stock dividends in excess of earnings	(116,877)	(61,024)
Accumulated other comprehensive income (loss)	3,440	(371)

Total stockholders' equity	603,049	427,605
Noncontrolling interest	71,515	61,855

Total equity	674,564	489,460

Total liabilities and equity	$1,270,281	$1,005,124

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Operations

(in thousands, except per share data)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Revenue
Rental income	$116,344	$73,977	$35,749	$6,489
Tenant recoveries	16,349	8,763	4,453	1,218
Other income	1,200	1,312	914	—

Total revenue	133,893	84,052	41,116	7,707

Expenses
Property	10,634	5,983	3,583	1,194
General and administrative	17,840	14,549	8,365	322
Real estate taxes and insurance	13,376	6,858	3,597	873
Asset management fees	—	—	—	162
Property acquisition costs	3,427	4,218	1,088	—
Depreciation and amortization	67,556	42,427	21,325	2,345
Loss on impairment	—	622	—	—
Other expenses	621	339	294	—

Total expenses	113,454	74,996	38,252	4,896

Other income (expense)
Interest income	13	19	28	1
Interest expense	(20,319)	(16,110)	(11,829)	(3,825)
Gain on interest rate swaps	—	215	2,179	762
Formation transaction costs	—	—	(3,674)	—
Offering costs	(27)	(68)	(78)	—
Loss on extinguishment of debt	—	(929)	—	—

Total other income (expense)	(20,333)	(16,873)	(13,374)	(3,062)

Net income (loss) from continuing operations	$106	$(7,817)	$(10,510)	$(251)

Discontinued operations
Income (loss) attributable to discontinued operations	(509)	1,337	954	22
Loss on impairment attributable to discontinued operations	—	(3,941)	—	—
Gain on sales of real estate	5,305	222	329	—

Total income (loss) attributable to discontinued operations	4,796	(2,382)	1,283	22

Net income (loss)	$4,902	$(10,199)	$(9,227)	$(229)

Less: loss attributable to noncontrolling interest after preferred stock dividends	(620)	(3,720)	(3,396)

Net income (loss) attributable to STAG Industrial, Inc.	$5,522	$(6,479)	$(5,831)

Less: preferred stock dividends	9,495	6,210	1,018
Less: amount allocated to unvested restricted stockholders	262	122	—

Net loss attributable to common stockholders	$(4,235)	$(12,811)	$(6,849)

Weighted average common shares outstanding—basic and diluted	42,364,125	25,046,664	15,630,910

Loss per share—basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.20)	$(0.44)	$(0.49)
Income (loss) from discontinued operations attributable to common stockholders	$0.10	$(0.07)	$0.05

Loss per share—basic and diluted	$(0.10)	$(0.51)	$(0.44)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Comprehensive Income (Loss)

(in thousands)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Net income (loss)	$4,902	$(10,199)	$(9,227)	$(229)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	4,405	(480)	—	—

Other comprehensive income (loss)	4,405	(480)	—	—

Comprehensive income (loss)	9,307	(10,679)	(9,227)	(229)
Net loss attributable to noncontrolling interest after preferred stock dividends	620	3,720	3,396	—
Other comprehensive (income) loss attributable to noncontrolling interest	(594)	109	—	—

Comprehensive income (loss) attributable to STAG Industrial, Inc.	$9,333	$(6,850)	$(5,831)	$(229)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Equity

(in thousands, except share data)

									Noncontrolling Interest—Unit holders in Operating Partnership
		Common Shares			Common Stock Dividends in excess of Earnings		Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-in Capital		Predecessor's Owner's Deficit		Total Stockholders' Equity
		Shares	Amount							Total Equity
Period from January 1, 2011 to April 19, 2011
Balance, December 31, 2010	$—	—	$—	$—	$—	$(8,336)	$—	$(8,336)	$—	$(8,336)
Contributions	—	—	—	—	—	4,420	—	4,420	—	4,420
Distributions	—	—	—	—	—	(9,900)	—	(9,900)	—	(9,900)
Net loss	—	—	—	—	—	(229)	—	(229)	—	(229)

Balance, April 19, 2011 (STAG Predecessor Group)	$—	—	$—	$—	$—	$(14,045)	$—	$(14,045)	$—	$(14,045)

Period from April 20, 2011 to December 31, 2011
Balance, April 20, 2011	$—	110	$—	$2	$—	$(14,045)	$—	$(14,043)	$—	$(14,043)
Proceeds from sale of common stock	—	15,812,500	158	205,405	—	—	—	205,563	—	205,563
Offering costs	—	—	—	(19,537)	—	—	—	(19,537)	—	(19,537)
Issuance of restricted stock	—	80,809	1	(1)	—	—	—	—	—	—
Issuance of common stock	—	8,251	—	—	—	—	—	—	—	—
Dividends and distributions, net	(1,018)	—	—	—	(11,536)	—	—	(12,554)	(5,654)	(18,208)
Non-cash compensation	—	—	—	342	—	—	—	342	351	693
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	—	95,670	95,670
Issuance of Series A preferred stock	69,000	—	—	—	—	—	—	69,000	—	69,000
Rebalancing of noncontrolling interest	—	—	—	(6,290)	—	—	—	(6,290)	6,290	—
Redemption of initial capitalization of STAG Industrial, Inc.	—	(110)	—	(2)	—	—	—	(2)	—	(2)
Exchange of owners' equity for units	—	—	—	—	—	14,045	—	14,045	(14,045)	—
Net income (loss)	1,018	—	—	—	(6,849)	—	—	(5,831)	(3,396)	(9,227)

Balance, December 31, 2011 (STAG Industrial, Inc.)	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$—	$230,693	$79,216	$309,909

Proceeds from sale of common stock	—	17,835,500	179	242,768	—	—	—	242,947	—	242,947
Offering costs	—	—	—	(11,136)	—	—	—	(11,136)	—	(11,136)
Issuance of restricted stock	—	87,025	1	(1)	—	—	—	—	—	—
Issuance of common stock	—	12,666	—	—	—	—	—	—	—	—
Dividends and distributions, net	(6,210)	—	—	—	(29,950)	—	—	(36,160)	(7,587)	(43,747)
Non-cash compensation	—	—	—	993	—	—	—	993	948	1,941
Issuance of units for acquisition fee	—	—	—	—	—	—	—	—	225	225
Conversion of operating partnership units to common stock	—	1,861,831	18	18,597	—	—	—	18,615	(18,615)	—
Rebalancing of noncontrolling interest	—	—	—	(11,497)	—	—	—	(11,497)	11,497	—
Other comprehensive loss	—	—	—	—	—	—	(371)	(371)	(109)	(480)
Net income (loss)	6,210	—	—	—	(12,689)	—	—	(6,479)	(3,720)	(10,199)

Balance, December 31, 2012 (STAG Industrial, Inc.)	$69,000	35,698,582	$357	$419,643	$(61,024)	$—	$(371)	$427,605	$61,855	$489,460

Proceeds from sales of common stock	—	8,956,844	89	169,658	—	—	—	169,747	—	169,747
Issuance of Series B preferred stock	70,000	—	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(8,713)	—	—	—	(8,713)	—	(8,713)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—	—
Issuance of common stock	—	10,478	—	—	—	—	—	—	—	—
Dividends and distributions, net	(9,495)	—	—	—	(51,880)	—	—	(61,375)	(8,330)	(69,705)
Non-cash compensation	—	—	—	1,360	—	—	—	1,360	1,609	2,969
Issuance of units for acquisition of properties	—	—	—	—	—	—	—	—	11,499	11,499
Conversion of operating partnership units to common stock	—	2,186	—	23	—	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(4,931)	—	—	—	(4,931)	4,931	—
Other comprehensive income	—	—	—	—	—	—	3,811	3,811	594	4,405
Net income (loss)	9,495	—	—	—	(3,973)	—	—	5,522	(620)	4,902

Balance, December 31, 2013 (STAG Industrial, Inc.)	$139,000	44,764,377	$447	$577,039	$(116,877)	$—	$3,440	$603,049	$71,515	$674,564

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Consolidated and Combined Statements of Cash Flows

(in thousands)

	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Industrial, Inc.	STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Cash flows from operating activities:
Net income (loss)	$4,902	$(10,199)	$(9,227)	$(229)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,597	43,473	22,794	2,459
Loss on impairment	—	4,563	—	—
Non-cash portion of interest expense	1,081	957	737	31
Intangible amortization in rental income, net	6,544	4,837	2,776	(2)
Straight-line rent adjustments, net	(2,941)	(2,796)	(1,036)	(16)
Gain on interest rate swaps	—	(215)	(2,179)	(762)
Loss on extinguishment of debt	—	929	—	—
Gain on sales of real estate	(5,305)	(222)	(329)	—
Non-cash compensation expense	2,970	1,936	693	—
Issuance of units for acquisition fee	—	225	—	—
Change in assets and liabilities:
Tenant accounts receivable, net	(1,515)	(1,497)	(695)	88
Leasing commissions, net	(2,456)	(1,020)	(877)	(24)
Restricted cash	(201)	(137)	(124)	—
Prepaid expenses and other assets	(939)	(799)	(207)	(87)
Accounts payable, accrued expenses and other liabilities	6,043	6,174	1,503	106
Tenant prepaid rent and security deposits	3,286	2,208	783	169
Due from related parties	621	(406)	—	(141)
Due to related parties	—	—	54	767

Total adjustments	77,785	58,210	23,893	2,588

Net cash provided by operating activities	82,687	48,011	14,666	2,359

Cash flows from investing activities:
Additions of land and building improvements	(261,208)	(325,820)	(80,191)	(39)
Proceeds from sales of rental property, net	14,181	7,221	4,507	—
Restricted cash	(1,108)	1,251	(1,561)	(542)
Cash paid for contributed assets, net	—	—	(2,159)	—
Cash paid for deal deposits, net	(150)	550	(130)	—
Additions to lease intangibles	(76,946)	(100,405)	(34,924)	—

Net cash used in investing activities	(325,231)	(417,203)	(114,458)	(581)

Cash flows from financing activities:
Proceeds from the issuance of common stock at initial public offering	—	—	205,563	—
Offering cost related to issuance of common stock	—	—	(17,042)	—
Redemption of initial capitalization of STAG Industrial, Inc. shares	—	—	(2)	—
Proceeds from sale of Series A Preferred stock	—	—	69,000
Proceeds from sale of Series B Preferred stock	70,000	—	—	—
Offering costs related to issuance of preferred stock	—	—	(2,495)	—
Proceeds from notes payable to related parties	—	—	—	789
Repayment of notes payable to related parties	—	—	(10,366)	—
Proceeds from credit facility	—	124,300	34,500	—
Repayment of credit facility	—	(124,300)	(34,500)	—
Proceeds from unsecured credit facility	158,500	215,300	—	—
Repayment of unsecured credit facility	(177,300)	(116,000)	—	—
Proceeds from unsecured term loans	100,000	150,000	—	—
Proceeds from mortgage notes payable	—	78,067	48,339	—
Repayment of mortgage notes payable	(4,219)	(144,753)	(160,645)	(1,180)
Termination of swap contracts	—	—	(894)	—
Payment of loan fees and costs	(1,949)	(4,119)	(3,397)	—
Dividends and distributions	(75,838)	(38,606)	(12,048)	(2,679)
Proceeds from sales of common stock	169,747	242,947	—	—
Offering costs	(8,713)	(11,136)	—	—

Net cash provided by (unsed in) financing activities	230,228	371,700	116,013	(3,070)

Increase (decrease) in cash and cash equivalents	(12,316)	2,508	16,221	(1,292)
Cash and cash equivalents—beginning of period	19,006	16,498	277	1,567

Cash and cash equivalents—end of period	$6,690	$19,006	$16,498	$275

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements

1. Organization and Description of Business

        STAG Industrial, Inc. (the "Company") is a fully-integrated, full-service real estate company focused on the acquisition, ownership and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its 2011 tax year. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company intends to continue to qualify as a REIT. As of December 31, 2013 and December 31, 2012, the Company owned an 86.65% and 85.29%, respectively, limited partnership interest in the Operating Partnership. As used herein, the "Company" refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

        As of December 31, 2013, the Company owned 209 buildings in 34 states with approximately 38.1 million rentable square feet (square feet unaudited herein and throughout Notes), consisting of 142 warehouse/distribution buildings, 47 light manufacturing buildings and 20 flex/office buildings. The Company also owned one vacant land parcel adjacent to one of the Company's buildings. The Company's properties were 95.6% leased to 191 tenants as of December 31, 2013.

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

        At the time of the Formation Transactions, there were three vacant properties owned by STAG Investments III, LLC ("Fund III") and not contributed to the Company in the Formation Transactions (the "Option Properties"). Upon approval of the Company's independent directors, the Company had the right to acquire any of the Option Properties individually for a period of up to three months after notification that the property has stabilized, defined as 85% or greater occupancy pursuant to leases at least two years in remaining duration. The right to acquire any of the Option Properties would have expired 5 years from the date of the Formation Transactions. During the years ended December 31, 2013 and December 31, 2012, Fund III sold the Option Properties to independent buyers. As of December 31, 2013, there were no remaining Option Properties owned by Fund III.

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Consolidated and Combined Statements of Cash Flows—Supplemental Disclosures

        The following table provides supplemental disclosures related to the Consolidated and Combined Statements of Cash Flows (in thousands):

	STAG Industrial, Inc. Year ended December 31, 2013	STAG Industrial, Inc. Year ended December 31, 2012	STAG Industrial, Inc. Period from April 20, 2011 to December 31, 2011	STAG Predecessor Group Period from January 1, 2011 to April 19, 2011
Supplemental cash flow information
Cash paid for interest	$19,272	$15,044	$11,445	$2,433

Supplemental schedule of non-cash investing and financing activities
Acquisition of tangible assets	$—	$—	$(215,890)	$—

Acquisition of goodwill upon Formation Transactions	$—	$—	$(4,923)	$—

Acquisition of intangible assets upon Formation Transactions	$—	$—	$(83,442)	$—

Assumption of mortgage notes payable	$—	$—	$(201,789)	$—

Fair market value adjustment to mortgage notes payable acquired	$—	$—	$(675)	$—

Assumption of related party notes payable upon Formation Transactions	$—	$—	$4,466	$—

Acquisition of intangible liabilities upon Formation Transactions	$—	$—	$1,066	$—

Acquisition of interest rate swaps upon Formation Transactions included in the purchase price allocation	$—	$—	$420	$—

Acquisition of other liabilities upon Formation Transactions	$—	$—	$171	$—

Issuance of units for acquisition of net assets upon Formation Transactions	$—	$—	$95,670	$—

Disposition of accrued lender fees upon Formation Transactions	$—	$—	$—	$4,420

Assumption of bridge loan for Option Properties upon Formation Transactions	$—	$—	$—	$(4,750)

Assumption of note payable to related party for Option Properties upon Formation Transactions	$—	$—	$—	$(727)

Assumption of interest rate swaps to related party for Option Properties upon Formation Transactions	$—	$—	$—	$(352)

Non-cash investing activities included in additions of land and building improvements	$(11,934)	$(440)	$(440)	$—

Issuance of units for acquisitions of properties	$11,499	$—	$—	$—

Write-off of fully depreciated tenant improvements	$1,254	$576	$—	$—

Write-off of accumulated depreciation	$1,254	$576	$—	$—

Dividends and distributions declared but not paid	$5,166	$11,301	$6,160	$—

Accrued distribution upon Formation Transactions	$—	$—	$—	$(1,392)

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

Real Estate and Deferred Lease Intangibles

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Tenant Accounts Receivable, net

        Tenant accounts receivable, net on the Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $19 thousand and $0, respectively.

        The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of December 31, 2013 and December 31, 2012, the Company had accrued rental revenue of $9.3 million and $6.4 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of December 31, 2013 and December 31, 2012, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

        As of December 31, 2013 and December 31, 2012, the Company had a total of approximately $4.9 million and $4.8 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company's Consolidated Balance Sheets; and $3.0 million and $2.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

        Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment. For the year ended December 31, 2013, December 31, 2012, period April 20, 2011 through December 31, 2011 and the period January 1, 2011 through April 19, 2011 amortization of deferred financing fees included in interest expense was $1.2 million, $1.1 million, $0.8 million, and $31 thousand, respectively. Fully amortized deferred charges are removed from the books upon maturity of the underlying debt.

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

        The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, Unsecured Credit Facility (defined in Note 5), Unsecured Term Loans (defined in Note 5) and mortgage notes payable. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company's debt. See Note 6 for the fair values of the Company's interest rate swaps.

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

Dividends

        Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives and basis used to compute depreciation. During the years ended December 31, 2013, December 31, 2012, and the period from April 20, 2011 to December 31, 2011, $6.2 million ($2.25 per share of Series A Preferred Stock), $6.2 million ($2.25 per share of Series A Preferred Stock) and $1.0 million ($0.36875 per share of Series A Preferred Stock) of Series A Preferred Stock dividends were paid, respectively, that were treated as ordinary income for tax purposes. During the year ended December 31, 2013, $3.3 million ($1.173175 per share of Series B Preferred Stock) of Series B Preferred Stock dividends were paid that were treated as ordinary income for tax purposes. The tax treatment of common dividends per share for federal income tax purposes is as follows:

	Year ended December 31, 2013		Year ended December 31, 2012		Period from April 20, 2011 to December 31, 2011
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.9723	71.0%	$0.6340	59.8%	$0.3471	74.5%
Return of capital	0.3703	27.0%	0.4260	40.2%	0.1186	25.5%
Unrecaptured section 1250 capital gain	0.0137	1.0%	—	—	—	—
Other capital gain	0.0137	1.0%	—	—	—	—

Total(1)	$1.37	100%	$1.06	100%	$0.4657	100%

(1)
The fourth quarter 2012 common stock dividend of $0.27 per share was included in the stockholder's 2013 tax year. The December 2013 monthly common stock dividend of $0.10 per share will be included in the stockholder's 2014 tax year.

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

        Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured. On July 8, 2011, the Company entered into a lease termination agreement with the tenant of two facilities, one located in Youngstown, OH and the other in Bardstown, KY. The agreement provided that the Youngstown, OH lease terminated effective July 31, 2011 and required the tenant to pay a termination fee of $2.0 million. Of the termination fee paid, $0.2 million was a replenishment of a security deposit at the Bardstown, KY property, $45 thousand was applied to the outstanding accounts receivable, and the remaining amount of approximately $1.8 million was recognized as termination income and is included in rental income during the period April 20, 2011 to December 31, 2011. On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at the Creedmoor, NC building. The agreement provided that the tenant's lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of $2.5 million. The termination income is included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations as the property was sold on October 31, 2013 to an unaffiliated third party.

        The Company earns revenue from asset management fees, which are included on the Consolidated Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

        By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties' insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company's Consolidated and Combined Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, was approximately $9.4 million for the year ended December 31, 2013, $6.9 million for the year ended December 31, 2012, $0.5 million for the period January 1, 2011 to April 19, 2011, $3.5 million for the period from April 20, 2011 to December 31, 2011. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

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

        The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The TRS did not have any activity during the years ended December 31, 2013 and December 31, 2012 and the period April 20, 2011 to December 31, 2011.

        The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.6 million, $0.3 million and $0.3 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and the period April 20, 2011 to December 31, 2011.

        The Company currently has no liabilities for uncertain tax positions.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table reconciles net income (loss) to taxable income for the years ended December 31, 2013 and 2012, respectively, and the period April 20, 2011 to December 31, 2011 (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011
Net income (loss)	$4,902	$(10,199)	$(9,227)
Book/Tax differences from depreciation and amortization	46,389	24,048	12,625
Above/Below market lease amortization	6,544	4,837	2,776
Loss on impairments	—	4,563	—
Formation Transaction costs	—	—	3,169
Offering costs	27	68	78
Book/Tax difference on property acquisition costs	3,427	4,218	1,088
Loss on extinguishment of debt	—	565	—
Accrued non-recurring IPO bonus payment	—	(1,000)	1,000
Accrued bonus payment	440	3,731	—
Book/Tax difference on bad debt expense	19	317	526
Book/Tax difference on non-cash compensation	1,846	1,375	560
Book/Tax difference on gain on sales of real estate	(3,915)	(4,554)	(1,231)
Straight-line rent adjustments, net	(2,941)	(2,796)	(1,036)
Unrealized gain on interest rate swaps	—	(215)	(2,805)
Book/tax difference on non-cash portion of interest expense	(106)	(159)	—
Other book/tax differences, net	28	63	(73)
Loss attributable to noncontrolling interest	(7,785)	(5,940)	(1,768)

Taxable income subject to distribution requirement(1)	$48,875	$18,922	$5,682

(1)
The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2013 and December 31, 2012, and the period April 20, 2011 to December 31, 2011, respectively.

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

3. Real Estate

        The following table summarizes the acquisitions of the Company during the years ended December 31, 2013 and December 31, 2012:

Year ended December 31, 2013

Property Location	Date Acquired	Square Feet	Buildings
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
Mishawaka, IN	4/5/2013	308,884	1
Southfield, MI(1)	4/9/2013	113,000	1
Houston, TX	4/9/2013	201,574	1
Idaho Falls, ID	4/11/2013	90,300	1
Mt. Prospect, IL	5/14/2013	87,380	1
Williamsport, PA	5/31/2013	250,000	1
Belvidere, IL	6/19/2013	1,006,960	8
Kentwood, MI	6/26/2013	85,157	1
Marshall, MI	6/26/2013	57,025	1
Nashville, TN	7/18/2013	150,000	1
Catoosa, OK	7/31/2013	100,100	1
New Berlin, WI	8/16/2013	205,063	1
Hampstead, MD	8/21/2013	1,035,249	1
New Hope, MN	9/20/2013	107,348	1
Springfield, OH	9/26/2013	350,500	1
Orlando, FL	10/8/2013	215,900	1
North Jackson, OH	11/6/2013	209,835	1
Mebane, NC	11/14/2013	383,500	1
Shannon, GA	11/26/2013	568,516	1
Lansing, MI	12/11/2013	160,000	1
Harvard, IL	12/17/2013	126,304	1
Sauk Village, IL	12/17/2013	375,785	1
South Holland, IL	12/17/2013	202,902	1
Mascot, TN	12/19/2013	130,560	1
Janesville, WI	12/27/2013	700,000	1
Total		9,028,388	39

(1)
The Company also owns a 5.4 acre vacant land parcel adjacent to this building.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

Year ended December 31, 2012

Property Location	Date Acquired	Square Feet	Buildings
East Windsor, CT	3/1/2012	145,000	1
South Bend, IN	3/8/2012	225,000	1
Lansing, MI	3/21/2012	129,325	1
Portland, ME	3/27/2012	100,600	1
Portland, TN	3/30/2012	414,043	1
Spartanburg, SC	4/5/2012	409,600	4
Franklin, IN	4/17/2012	703,496	1
Muhlenberg Township, PA	5/24/2012	394,289	1
Avon, CT	6/15/2012	78,400	1
Orlando, FL	6/15/2012	155,000	1
Pineville, NC	6/15/2012	75,400	1
Buffalo, NY	6/15/2012	117,000	1
Edgefield, SC	6/15/2012	126,190	1
Arlington, TX	6/15/2012	196,000	1
Bellevue, OH	7/18/2012	181,838	1
Atlanta, GA	8/1/2012	407,981	1
Huntersville, NC	8/6/2012	185,570	1
Simpsonville, SC	8/23/2012	204,952	1
Simpsonville, SC	8/23/2012	207,042	1
Dallas, GA	9/4/2012	92,807	1
Mebane, NC	9/4/2012	223,340	1
Mebane, NC	9/4/2012	202,691	1
De Pere, WI	9/13/2012	200,000	1
Duncan, SC	9/21/2012	474,000	1
Duncan, SC	9/21/2012	313,380	1
Buena Vista, VA	9/27/2012	172,759	1
Gurnee, IL	9/28/2012	223,760	1
Auburn Hills, MI	10/9/2012	87,932	1
El Paso, TX	10/9/2012	269,245	1
Gloversville, NY	10/9/2012	50,000	1
Gloversville, NY	10/9/2012	101,589	1
Gloversville, NY	10/9/2012	26,529	1
Gloversville, NY	10/9/2012	59,965	1
Greenwood, SC	10/9/2012	104,955	1
Greenwood, SC	10/9/2012	70,100	1
Holland, MI	10/9/2012	195,000	1
Independence, VA	10/9/2012	120,000	1
Jackson, TN	10/9/2012	250,000	1
Johnstown, NY	10/9/2012	52,500	1
Johnstown, NY	10/9/2012	60,000	1
Johnstown, NY	10/9/2012	42,325	1

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

Property Location	Date Acquired	Square Feet	Buildings
Johnstown, NY	10/9/2012	57,102	1
Kansas City, KS	10/9/2012	56,580	1
Lafayette, IN	10/9/2012	71,400	1
Lafayette, IN	10/9/2012	120,000	1
Lafayette, IN	10/9/2012	275,000	1
Lansing, MI	10/9/2012	250,100	1
Marion, IN	10/9/2012	249,600	1
Novi, MI	10/9/2012	120,800	1
O'Hara, PA	10/9/2012	887,084	1
Parsons, KS	10/9/2012	120,000	1
Phenix City, AL	10/9/2012	117,568	1
Portage, IN	10/9/2012	212,000	1
Ware Shoals, SC	10/9/2012	20,514	1
Wichita, KS	10/9/2012	80,850	1
Wichita, KS	10/9/2012	120,000	1
Wichita, KS	10/9/2012	44,760	1
Wichita, KS	10/9/2012	47,700	1
Chicopee, MA	10/26/2012	217,000	1
Sterling Heights, MI	10/31/2012	108,000	1
Harrisonburg, VA	11/29/2012	357,673	1
Toledo, OH	12/13/2012	177,500	1
Woodstock, IL	12/14/2012	129,803	1
Kansas City, MO	12/19/2012	226,576	1
Smyrna, GA	12/20/2012	102,000	1
Montgomery, IL	12/20/2012	584,301	1
Statham, GA	12/21/2012	225,680	1

Total		12,829,194	70

        On October 9, 2012, the Company acquired 31 industrial properties from STAG Investments Holdings II, LLC, a wholly owned subsidiary of STAG Investments II, LLC (the "Fund"), which are related parties of the Company through common management. On October 31, 2012 and April 5, 2013, the Company acquired two additional industrial properties from the Fund. The Company and its Predecessor served as the asset manager of the Fund for all periods presented. Together, the acquisition of the 33 industrial properties (collectively referred to as the "STAG II Acquisitions") represented a significant acquisition of the Company.

        The following table (in thousands) summarizes the allocation of the consideration paid during the year ended December 31, 2013 and the year ended December 31, 2012, respectively, for the acquired

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the table above (in thousands):

	Year Ended December 31, 2013	Weighted Average Amortization Period (years) Lease Intangibles	Year Ended December 31, 2012	Weighted Average Amortization Period (years) Lease Intangibles
Land	$31,310	N/A	$34,991	N/A
Buildings	223,420	N/A	269,616	N/A
Tenant improvements	2,526	N/A	10,624	N/A
Cash escrow for capital additions	—	N/A	785	N/A
Above market leases	8,219	5.8	16,728	10.0
Below market leases	(2,538)	7.2	(5,962)	6.5
In-place leases	50,005	5.8	63,397	6.6
Tenant relationships	21,257	8.2	26,241	8.2
Building and land improvements	9,133	N/A	7,488	N/A

Net assets acquired	$343,332		$423,908

        As partial consideration for eight buildings acquired on June 19, 2013, the Company granted 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million based on the Company's NYSE closing stock price on June 19, 2013. The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. The remaining purchase price of approximately $40.1 million was paid in cash.

        The Company has included the results of operations for each of the acquired properties on the Consolidated Statements of Operations from the date of acquisition. The properties acquired during the year ended December 31, 2013 contributed $16.7 million to total revenue and $0.4 million to net income (including property acquisition costs of $3.0 million related to the acquisition of 39 buildings during the year ended December 31, 2013) during the year ended December 31, 2013.

        The following tables set forth pro forma information for the years ended December 31, 2013 and 2012, respectively. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma	Year ended December 31, 2013 (in thousands, except share data)(1)
Total revenue	$154,866
Net income(2)	$11,780
Net income attributable to common stockholders	$1,715
Weighted average shares outstanding	42,364,125
Net income per share attributable to common stockholders	$0.04

Pro Forma	Year ended December 31, 2012 (in thousands, except share data)(3)
Total revenue	$152,962
Net loss(2)	$(12,286)
Net loss attributable to common stockholders	$(14,424)
Weighted average shares outstanding	25,046,664
Net loss per share attributable to common stockholders	$(0.58)

(1)
The unaudited pro forma information for the year ended December 31, 2013 is presented as if the properties acquired during the year ended December 31, 2013 had occurred at January 1, 2012, the beginning of the reporting period prior to acquisition.

(2)
The net income for the year ended December 31, 2013 excludes $3.0 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2013, and the net loss for the year ended December 31, 2012 was adjusted to include these acquisition costs. Net loss for the year ended December 31, 2012 excludes $3.6 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2012.

(3)
The unaudited pro forma information for the year ended December 31, 2012 is presented as if the properties acquired during the year ended December 31, 2013 and the properties acquired during the year ended December 31, 2012 had occurred at January 1, 2012 and January 1, 2011, respectively, the beginning of the reporting period prior to acquisition.

        On October 31, 2013, the Company sold a 243,048 square feet warehouse and distribution building located in Creedmoor, NC. The carrying value of the building prior to sale was $4.5 million. The sales price was $9.5 million and the Company received net proceeds of $9.3 million. A gain on sale of real estate of $4.8 million was recognized at closing under the full accrual method of gain recognition. On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at Creedmoor, NC. The agreement provided that the tenant's lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of $2.5 million. The building contributed $0.7 million (exclusive of termination income and acceleration of straight line rent and above market rent), $0.9 million and $0.6 million to total revenue during the years ended December 31, 2013,

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

December 31, 2012, and the period from April 20, 2011 to December 31, 2011, respectively. The results of operations (inclusive of the termination income) and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

        On June 12, 2013, the Company sold a 53,183 square feet flex/office building located in Pittsburgh, PA. The carrying value of the building prior to sale was $4.4 million. The sales price was $5.1 million and the Company received net proceeds of $4.8 million. A gain on sale of real estate of $0.5 million was recognized at closing under the full accrual method of gain recognition. The building contributed $0.3 million, $0.5 million, and $0.4 million, to total revenue during the years ended December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, respectively. The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

        The Company tested the property located in Great Bend, KS for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value resulting in a loss on impairment of $3.9 million (of which $0.7 million related to lease intangibles) for the three and nine months ended September 30, 2012. Subsequent to the impairment loss being recognized, on November 30, 2012, the Company sold the building for a sales price of $4.0 million in an arm's length transaction. The carrying value of the property prior to sale was $4.0 million. The Company received net proceeds of $4.0 million. There was a gain of $3 thousand recognized at closing under the full accrual method of gain recognition. The property contributed $0 million, $1.8 million, $0.8 million and $0.4 million to total revenue during the years ended December 31, 2013, December 31, 2012, the period from April 20, 2011 to December 31, 2011 and the period from January 1, 2011 to April 19, 2011, respectively. The loss on impairment, results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated and Combined Statements of Operations.

        On April 20, 2012, the Company sold a vacant warehouse and distribution facility located in Youngstown, OH containing 153,708 net rentable square feet. The carrying value of the property prior to sale was $3.0 million. The sales price was $3.4 million and the Company received net proceeds of $3.2 million. The property contributed $0, $0, $2.0 million and $0.2 million to total revenue during the years ended December 31, 2013, December 31, 2012, the period from April 20, 2011 to December 31, 2011 and the period from January 1, 2011 to April 19, 2011, respectively. At closing, the Company recognized a gain on sale of real estate in the amount of $0.2 million under the full accrual method of gain recognition. The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated and Combined Statements of Operations.

        On December 22, 2011, the Company sold a vacant flex/office property located in Amesbury, MA containing approximately 78,000 net rentable square feet. The carrying value of the property prior to sale was $4.2 million. The sales price was approximately $4.8 million and the Company received net proceeds of $4.5 million. At closing, the Company recognized a gain on sale of real estate in the amount of $0.3 million under the full accrual method of gain recognition. The property contributed $0, $0, $0 and $0 to total revenue during the years ended December 31, 2013, December 31, 2012, the period from April 20, 2011 to December 31, 2011 and the period from January 1, 2011 to April 19,

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

3. Real Estate (Continued)

2011, respectively. The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated and Combined Statement of Operations.

4. Deferred Leasing Intangibles

        Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
In-place leases	$142,518	$108,363
Less: Accumulated amortization	(49,756)	(28,289)

In-place leases, net	92,762	80,074

Above market leases	57,283	50,699
Less: Accumulated amortization	(17,232)	(10,362)

Above market leases, net	40,051	40,337

Tenant relationships	77,260	61,050
Less: Accumulated amortization	(18,693)	(11,298)

Tenant relationships, net	58,567	49,752

Leasing commissions	33,107	23,376
Less: Accumulated amortization	(9,520)	(5,984)

Leasing commissions, net	23,587	17,392

Total deferred leasing intangibles, net	$214,967	$187,555

        Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Below market leases	$11,434	$9,878
Less: Accumulated amortization	(4,520)	(3,007)

Total deferred leasing intangibles, net	$6,914	$6,871

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

4. Deferred Leasing Intangibles (Continued)

        Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $42.5 million, $25.0 million, $12.9 million and $0.7 million for the years ended December 31, 2013, December 31, 2012, for the periods from April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively. Rental income, inclusive of results from discontinued operations, related to net amortization of above and below market leases increased (decreased) rental income by $(6.5) million, $(4.8) million, $(2.8) million and $2 thousand for the years ended December 31, 2013, December 31, 2012, the period from April 20, 2011 to December 31, 2011 and the period from January 1, 2011 to April 19, 2011, respectively.

        Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
2014	$41,754	$5,980
2015	33,004	6,201
2016	26,818	5,600
2017	21,011	4,240
2018	15,217	3,256

        On June 11, 2012, the Company received notice from a tenant that the tenant was exercising an option in its lease to downsize its space from approximately 190,000 to 60,000 rentable square feet effective March 31, 2013. After determining the undiscounted future cash flows were not recoverable, the Company calculated the fair value of the lease intangibles. Using the remaining contractual lease payments for the reduced space and discounting the cash flows at a risk adjusted return for a market participant of 11.4%, it was determined that the fair value of the lease intangibles was $0.4 million, resulting in a noncash impairment loss of $0.6 million during the year ended December 31, 2012, which is reflected in the accompanying Consolidated Statements of Operations. The fair value calculation of the lease intangibles of $0.4 million was performed using Level 3 inputs, and this is a nonrecurring fair value measurement.

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

        The following table sets forth a summary of the Company's outstanding indebtedness, including mortgage notes payable and borrowings under the Company's Unsecured Term Loans and Unsecured Credit Facility as of December 31, 2013 and December 31, 2012 (dollars in thousands):

Loan	Interest Rate(1)	Principal outstanding as of December 31, 2013	Principal outstanding as of December 31, 2012	Current Maturity
Sun Life(2)	6.05%	$3,817	$4,079	Jun-1-2016
Webster Bank(3)	4.22%	5,834	5,984	Aug-4-2016
Bank of America Unsecured Credit Facility(4)	LIBOR + 1.45%	80,500	99,300	Sept-10-2016
Union Fidelity(5)	5.81%	6,551	6,898	Apr-30-2017
Webster Bank(6)	3.66%	3,121	3,203	May-29-2017
Webster Bank(7)	3.64%	3,360	3,450	May-31-2017
Bank of America Unsecured Term Loan(8)	LIBOR + 1.40%	150,000	150,000	Sept-10-2017
CIGNA-1 Facility(9)	6.50%	58,874	59,645	Feb-1-2018
CIGNA-2 Facility(10)	5.75%	59,990	60,863	Feb-1-2018
CIGNA-3 Facility(11)	5.88%	16,879	17,097	Oct-1-2019
Wells Fargo Unsecured Term Loan(12)	LIBOR + 2.15%	100,000	—	Feb-14-2020
Wells Fargo CMBS Loan(13)	4.31%	67,165	68,696	Dec-1-2022

		$556,091	$479,215

(1)
Current interest rate as of December 31, 2013. At December 31, 2013 and December 31, 2012, the one-month LIBOR rate was 0.1677% and 0.2087%, respectively.

(2)
This loan with Sun Life Assurance Company of Canada (U.S.) ("Sun Life") was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.2 million as of December 31, 2013 and December 31, 2012, respectively.

(3)
This loan with Webster Bank, National Association ("Webster Bank") was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA. The property is collateral for this loan.

(4)
The spread over LIBOR for this Bank of America, N.A. ("Bank of America") unsecured revolving credit facility ("Unsecured Credit Facility") is based on the Company's consolidated leverage. The spread was 1.45% and 1.65% as of December 31, 2013 and December 31, 2012, respectively. The Company paid unused fees of $0.6 million and $0.1 million for the years ended December 31, 2013 and December 31, 2012, respectively. The borrowing capacity as of December 31, 2013 was $119.3 million, assuming current leverage levels.

(5)
This loan with Union Fidelity Life Insurance Co. ("Union Fidelity") was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building. The property is collateral for this

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

  loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of December 31, 2013 and December 31, 2012, respectively.

(6)
This loan with Webster Bank was entered into on May 29, 2012 in connection with the acquisition of the building located in Portland, ME. The property is collateral for this loan.

(7)
This loan with Webster Bank was entered into on May 31, 2012 in connection with the acquisition of the building located in East Windsor, CT. The property is collateral for this loan.

(8)
This Bank of America unsecured term loan ("Bank of America Unsecured Term Loan") was entered into on September 10, 2012 and subsequently amended on October 7, 2013. The spread over LIBOR is based on the Company's consolidated leverage ratio. The spread was 1.40% and 1.65% as of December 31, 2013 and December 31, 2012, respectively. The Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012 (see Note 6 for further details). There was no remaining borrowing capacity as of December 31, 2013.

(9)
This Connecticut General Life Insurance Company ("CIGNA") credit facility originally was entered into in July 2010 (the "CIGNA-1 Facility"), which loan has various buildings serving as collateral and has no remaining borrowing capacity as of December 31, 2013.

(10)
This CIGNA credit facility originally was entered into in October 2010 (the "CIGNA-2 Facility"), which loan has various buildings serving as collateral and has a remaining borrowing capacity of approximately $2.9 million as of December 31, 2013, subject to customary terms and conditions, including underwriting.

(11)
This CIGNA credit facility originally was entered into on July 8, 2011 ("CIGNA-3 Facility"), which loan has various buildings serving as collateral. The CIGNA-3 Facility and has a remaining borrowing capacity of approximately $47.9 million as of December 31, 2013, subject to customary terms and conditions, including underwriting.

(12)
This Wells Fargo Bank, National Association ("Wells Fargo") unsecured term loan ("Wells Fargo Unsecured Term Loan") was entered into on February 14, 2013. The spread over LIBOR is based on the Company's consolidated leverage. The spread was 2.15% as of December 31, 2013. As of December 31, 2013, the Company swapped one-month LIBOR for a fixed rate on $125.0 million of the $150.0 million capacity on the unsecured term loan (see Note 6 for further details). The borrowing capacity as of December 31, 2013 was $50.0 million, assuming current leverage levels, and was drawn down by the Company on January 30, 2014.

(13)
This Wells Fargo loan ("CMBS Loan") was entered into on November 8, 2012 and is a non-recourse loan with 28 buildings serving as collateral.

2013 Debt Activity

        On February 14, 2013, the Company closed a $150.0 million unsecured term loan with Wells Fargo Bank with a maturity date of February 14, 2020. Borrowings under the Wells Fargo Unsecured Term Loan bear interest at a floating rate equal to the one-month LIBOR plus a spread that will range from 2.15% and 2.70%, based on the Company's consolidated leverage ratio. The spread was 2.15% as of December 31, 2013. The Wells Fargo Unsecured Term Loan has an accordion feature that allows the

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company incurred $1.4 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan, which will be amortized over its seven year term. The Company also incurred an annual fee of $50 thousand to be amortized over one year. The Wells Fargo Unsecured Term Loan has an unused commitment fee equal to 0.35% of its unused portion, which is paid monthly in arrears. During the period February 14, 2013 to December 31, 2013, the Company incurred an unused commitment fee of $0.3 million that was included in the Consolidated Statements of Operations.

        On October 7, 2013, the Unsecured Credit Facility and the Bank of America Unsecured Term Loan were amended to reduce the spreads on the one-month Eurodollar Rate and the Base Rate (each as defined in the credit agreement) and to reduce the unused fee rates. Upon the execution of the amendment, the Company incurred $0.3 million and $0.2 million in deferred financing fees, which will be amortized over the then remaining three and four year terms of the Unsecured Credit Facility and Bank of America Unsecured Term Loan, respectively. The amendment was considered a modification of terms; therefore, no deferred financing fees were expensed as a loss on extinguishment of debt. The following table compares the original terms to the amended terms of the Unsecured Credit Facility and the Bank of America Unsecured Term Loan.

	Original Terms	Amended Terms
Applicable Rates	Unsecured Credit Facility and Unsecured Term Loan	Unsecured Credit Facility	Unsecured Term Loan
Eurodollar Rate(1):	one month-LIBOR + 165.0 bps - 225.0 bps	one month-LIBOR + 145.0 bps - 205.0 bps	one month-LIBOR + 140.0 bps - 200.0 bps
Base Rate(1):	Base rate + 65.0 bps - 125.0 bps	Base rate + 45.0 bps - 105.0 bps	Base rate + 40.0 bps - 100.0 bps
Unused Fees:	<50%, 35.0 bps; > 50%, 25.0 bps	<50%, 25.0 bps; > 50%, 20.0 bps	—

(1)
The spread over the applicable rate is based on the Company's consolidated leverage ratio.

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

        On September 10, 2012, the Company paid off the remaining balance under, and terminated, the Credit Facility, which was a secured facility, with proceeds from the Unsecured Credit Facility. The early extinguishment of the Credit Facility resulted in a loss of $0.5 million as a result of the acceleration of the unamortized deferred financing fees. There were no pre-payment penalties associated with the loan.

        On September 10, 2012, contemporaneously with the termination of the Credit Facility, the Company closed on a credit agreement for the Unsecured Credit Facility of up to $200.0 million with a

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

sublimit of $10.0 million for swing line loans and $10.0 million for letters of credit and the $150.0 million Bank of America Unsecured Term Loan with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner and Smith Incorporated as lead arranger. The Unsecured Credit Facility has an accordion feature that allows the Company to increase its borrowing capacity to $300.0 million, subject to the satisfaction of certain conditions. Proceeds from the Unsecured Credit Facility and the Bank of America Unsecured Term Loan have been used for property acquisitions, working capital requirements and other general corporate purposes.

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

        On November 8, 2012, certain of the Company's subsidiaries entered into a non-recourse secured loan facility with Wells Fargo Bank, N.A. The loan agreement is a commercial mortgage backed security that provides for a secured loan in the original principal amount of approximately $68.8 million.

Financial Covenant Considerations

        The Company's ability to borrow under the Unsecured Credit Facility, the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan (together, the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan are the "Unsecured Term Loans") is subject to its ongoing compliance with a number of customary financial covenants, including:

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

        The Credit Facility and Term Loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of December 31, 2013. In the event of a default related to the financing and operating covenants, the Company's dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

        Each of the Sun Life loan, the Webster Bank loans, the Union Fidelity loan, the CIGNA-1 Facility, the CIGNA-2 Facility, the CIGNA-3 Facility and the CMBS Loan have specific properties and assignments of rents from leases on the properties, that are collateral for these loans. The acquisition costs of these properties were financed by the loans and by collateral assignments of the specific leases

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

5. Debt (Continued)

and rents. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of December 31, 2013 and December 31, 2012. The real estate net book value of the properties that are collateral for the Company's debt arrangements was $262.7 million and $269.1 million at December 31, 2013 and December 31, 2012, respectively, and is limited to senior, property level secured debt financing arrangements. The 21 properties held as collateral for the CIGNA-1, CIGNA-2, and CIGNA-3 facilities are cross-defaulted and cross-collateralized, among the respective facilities.

Fair Value of Debt

        The fair value of the Company's debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings and for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.57% to 5.24% and 1.86% to 4.64% at December 31, 2013 and December 31, 2012, respectively, and were applied to each individual debt instrument. The fair value of the Company's debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company's debt and the corresponding estimate of fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$225,591	$228,996	$229,915	$242,175
Unsecured Credit Facility	$80,500	$80,500	$99,300	$99,300
Bank of America Unsecured Term Loan	$150,000	$148,781	$150,000	$150,000
Wells Fargo Unsecured Term Loan	$100,000	$97,302	$—	$—

Future Principal Payments of Debt

        The following table reflects the Company's aggregate future principal payments of the Company's debt at December 31, 2013 (dollars in thousands):

2014	$4,447
2015	4,688
2016	93,777
2017	165,506
2018	113,377
Thereafter	174,008

Total aggregate principal payments	$555,803
Unamortized balance of historical fair value adjustments	288

Total carrying value of debt	$556,091

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

        On September 14, 2012, the Company commenced a program of entering into seven interest rate swap agreements for notional amounts totaling $100 million with an effective date of October 10, 2012 that effectively convert the one-month LIBOR rate on $100.0 million of the $150.0 million Bank of America Unsecured Term Loan, from a variable rate of one-month LIBOR plus a spread based on the Company's consolidated leverage ratio to a fixed rate plus a spread based on the Company's consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.

        On March 1, 2013, the Company entered into an interest rate swap agreement for notional amount of $25.0 million with an effective date of March 1, 2013 that converts the one-month LIBOR rate on the $25.0 million then outstanding balance of the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread based on the Company's consolidated leverage ratio to a fixed rate of 1.33% plus a spread based on the Company's consolidated leverage ratio. This swap was designated as a cash flow hedge of interest rate risk.

        On June 13, 2013, the Company entered into two interest rate swap agreements for notional amounts of $50.0 million and $25.0 million with effective dates of July 1, 2013 and August 1, 2013 that convert the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread based on the Company's consolidated leverage ratio to a fixed rate of 1.681% and 1.703%, respectively, plus a spread based on the Company's consolidated leverage ratio. These swaps were designated as cash flow hedges of interest rate risk.

        On September 30, 2013, the Company entered into an interest rate swap agreement for a notional amount of $25.0 million with an effective date of February 3, 2014 that converts the one-month LIBOR rate on the Wells Fargo Unsecured Term Loan from a variable rate of one-month LIBOR plus a spread based on the Company's consolidated leverage ratio to a fixed rate of 1.9925% plus a spread based on the Company's consolidated leverage ratio. This swap was designated as cash flow hedge of interest rate risk. The $25.0 million notional amount was drawn on January 30, 2014.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

        The following table details the Company's outstanding interest rate swaps as of December 31, 2013 (collectively, the "Unsecured Term Loan Swaps") (in thousands):

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

(1)
Fixes the interest rate of the Bank of America Unsecured Term Loan

(2)
Fixes the interest rate of the Wells Fargo Unsecured Term Loan

        STAG Predecessor Group entered into an interest rate swap ("Wells Fargo Master Loan Swap") with a notional amount of $141.0 million to hedge against interest rate risk on its then outstanding variable rate loan with Wells Fargo, which was part of the debt contributed to the Company in its Formation Transactions and subsequently paid down on September 10, 2012. The Wells Fargo Master Loan Swap was not designated as a hedge for accounting purposes and it expired on January 31, 2012.

        The fair value of the interest rate swaps outstanding as of December 31, 2013 and December 31, 2012 was as follows (in thousands):

	Balance Sheet Location(1)	Notional Amount December 31, 2013	Fair Value December 31, 2013	Notional Amount December 31, 2012	Fair Value December 31, 2012
Unsecured Term Loan Swaps	Interest Rate Swaps-Asset (Liability)	$225,000	$3,924	$100,000	$(480)

(1)
The individual interest rate swaps' assets and liabilities are not netted on the accompanying Consolidated Balance Sheets.

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

        The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013 and December 31, 2012 the Company did not record any hedge ineffectiveness.

        Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $2.3 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

        The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the years ended December 31, 2013 and 2012, respectively (in thousands):

	STAG Industrial, Inc.
	Year ended December 31, 2013	Year ended December 31, 2012
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$3,032	$(608)

Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$1,373	$128

Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—

        For the Wells Fargo Master Loan Swap, which was not designated as a hedge for accounting purposes and expired on January 31, 2012, the Company recognized gains relating to the change in fair market value of the interest rate swap of $0.2 million for the year ended December 31, 2012, $2.2 million for the period from April 20, 2011 to December 31, 2011, and $0.8 for the period from January 1, 2011 to April 19, 2011, which is included in gain on interest rate swaps on the accompanying Consolidated and Combined Statements of Operations.

        The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps. The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

        As of December 31, 2013, the fair values of all of the Company's interest rate swaps were in an asset position of $4.2 million excluding any adjustment for nonperformance risk related to these agreements. Accrued interest expense was $0.2 million as of December 31, 2013. As of December 31, 2013, the Company has not posted any collateral related to these agreements. The adjustment for nonperformance risk included in the fair value of the Company's net asset position was $0.3 million as of December 31, 2013.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

6. Use of Derivative Financial Instruments (Continued)

Fair Value of Interest Rate Swaps

        The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of December 31, 2013 and December 31, 2012, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

        The following sets forth the Company's financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements as of December 31, 2013 Using:
	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Interest Rate Swaps	$3,924	$—	$3,924	$—

		Fair Value Measurements as of December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Interest Rate Swaps	$(480)	$—	$(480)	$—

7. Equity

Preferred Stock

        Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares (including 360,000 shares issued pursuant to the full exercise of the underwriters' overallotment option) of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), at a price to the public of $25.00 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company's common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock prior to November 2, 2016, except in limited circumstances

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

relating to the Company's ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock).

        On April 16, 2013, the Company completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters' overallotment option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), at a price to the public of $25.00 per share. The Company received net proceeds of $67.8 million, reflecting gross proceeds of $70.0 million net of the underwriters discount of $2.2 million. The Company also incurred direct offering costs of $0.2 million. The underwriters' discount of $2.2 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital in the Consolidated Balance Sheet of the Company. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series B Preferred Stock ranks senior to the Company's common stock and on parity with the Company's Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Series B Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series B Preferred Stock prior to April 16, 2018, except in limited circumstances relating to the Company's ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series B Preferred Stock). The Company used the net proceeds to pay off the then outstanding amount due under the Unsecured Credit Facility and to fund acquisitions.

        The table below sets forth the dividends that have been declared by the Company's board of directors on the Series A Preferred Stock during the years ended December 31, 2013 and December 31, 2012, respectively:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.5625	December 31, 2013
September 30	August 2, 2013	0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013

Total 2013		$2.25

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.5625	December 31, 2012
September 30	August 2, 2012	0.5625	October 1, 2012
June 30	May 15, 2012	0.5625	July 2, 2012
March 31	March 6, 2012	0.5625	April 2, 2012

Total 2012		$2.25

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

        The table below sets forth the dividends that have been declared by the Company's board of directors on the Series B Preferred Stock during the year ended December 31, 2013:

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.4140625	December 31, 2013
September 30	August 2, 2013	0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013

Total 2013		$1.1731750

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

        On August 15, 2012, the Company completed an underwritten public offering of 9,200,000 of shares common stock at a public offering price of $14.15 per share, inclusive of 1,200,000 shares issued pursuant to the full exercise of the underwriters' option. The Company received net proceeds of $124.6 million, reflecting gross proceeds of $130.2 million, net of the underwriters' discount of $5.5 million. The Company also incurred direct offering costs of $0.2 million. The underwriters' discount of $5.5 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheets of the Company.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

        On December 14, 2012, the Company announced that it had established an "at the market" ("ATM") stock offering program through which it may sell from time to time up to an aggregate of $75.0 million of its common stock through sales agents. During the years ended December 31, 2013 and December 31, 2012, the Company sold 2,672,692 and 298,000 shares of common stock, respectively, under its ATM. During the years ended December 31, 2013 and December 31, 2012, the Company received net proceeds of $53.9 million and $5.3 million, reflecting gross proceeds of $54.7 million and $5.4 million, net of the sales agents' fees of approximately $0.8 million and $0.1 million, respectively. The Company used the net proceeds for acquisitions and general corporate purposes. As of December 31, 2013, there was approximately $14.9 million of common stock available to be sold under the ATM.

        On January 22, 2013, the Company completed an underwritten public offering of 6,284,152 shares of common stock (including 819,672 shares issued pursuant to the full exercise of the underwriters' option) at a public offering price of $18.30 per share. The Company received net proceeds of $110.1 million, reflecting gross proceeds of $115.0 million net of the underwriters discount of $4.9 million. The Company also incurred direct offering costs of $0.2 million. The underwriters' discount of $4.9 million and $0.2 million of direct offering costs incurred are reflected as a reduction to additional paid-in capital on the Consolidated Balance Sheet of the Company. The Company used the proceeds to fully pay down the then outstanding balance on the Unsecured Credit Facility.

        On August 15, 2013, the Company's board of directors voted to increase the frequency of the payment of the Company's common stock dividend from quarterly to monthly. On September 24, 2013, the Company's board of directors declared dividends on the Company's common stock for each month of the fourth quarter of $0.10 per share, which equates to $0.30 per share on a quarterly basis.

        The table below sets forth the dividends that have been declared by the Company's board of directors on its common stock during the years ended December 31, 2013 and December 31, 2012, respectively:

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month ended December 31	September 24, 2013	$0.10	January 15, 2014
Month ended November 30	September 24, 2013	0.10	December 16, 2013
Month ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter ended March 31	March 1, 2013	0.30	April 15, 2013

Total 2013		$1.20

Amount Declared During Quarter Ended 2012	Declaration Date	Per Share	Date Paid
December 31	November 2, 2012	$0.27	January 15, 2013
September 30	August 2, 2012	0.27	October 15, 2012
June 30	May 15, 2012	0.27	July 13, 2012
March 31	March 6, 2012	0.26	April 13, 2012

Total 2012		$1.07

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

        On December 18, 2013, the Company's board of directors approved a 5% increase in the Company's annual common stock dividend from the 2013 annual rate of $1.20 per share to $1.26 per share commencing with the payment of the January 2014 common stock dividend to be paid in February 2014.

        All of the Company's independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2013 and 2012. The shares of common stock are issued to the independent directors pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the "2011 Plan"). The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members' service during quarters ended in 2013 and 2012 as below:

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
December 31	January 15, 2014	2,554	$52,000
September 30	October 15, 2013	2,607	53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000

Total 2013		10,181	$210,000

Service During Quarter Ended 2012	Grant Date	Shares	Fair Value
December 31	January 15, 2013	2,851	$54,000
September 30	October 15, 2012	2,876	49,000
June 30	July 13, 2012	3,108	46,000
March 31	April 13, 2012	3,776	50,000

Total 2012		12,611	$199,000

Restricted Stock-Based Compensation

        Concurrently with the closing of the IPO, the Company granted a total of 80,809 restricted shares of common stock with a fair value of $1.0 million ($12.21 per share) to certain employees of the Company pursuant to the 2011 Plan. The shares of restricted common stock are subject to time-based vesting and will vest, subject to the recipient's continued employment, in five equal installments on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as non-cash compensation expense over the service period during which term the stock fully vests.

        On January 3, 2012, the Company granted 87,025 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value of $1.0 million ($11.89 per share).

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

7. Equity (Continued)

        On January 3, 2013, the Company granted 106,268 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value of $1.9 million ($18.11 per share).

        During the years ended December 31, 2013, December 31, 2012 and the period April 20, 2011 to December 31, 2011, 32,012, 16,161 and 0 restricted shares vested with fair values of $0.6 million, $0.2 million and $0, respectively. The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.8 million and $0.4 million in non-cash compensation expense related to restricted shares for the years ended December 31, 2013 and December 31, 2012, respectively. Unrecognized compensation expense for the remaining life of these awards was $2.5 million and $1.5 million as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, there were 11,540 and 1,559 forfeitures of shares of restricted common stock, respectively.

8. Noncontrolling Interest

        Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of December 31, 2013, noncontrolling interests consisted of 6,299,186 Common Units and 599,464 LTIP units, which in total represented an approximately 13.35% limited partnership interest in the Operating Partnership. As of December 31, 2012, noncontrolling interests consisted of 5,743,958 Common Units and 413,551 LTIP units, which in total represented an approximately 14.71% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company's ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Common Units

        The Common Units issued at the time of the Formation Transactions were issued at fair value for an issuance price of $13.00 per Common Unit. Common Units and shares of the Company's common stock have essentially the same economic characteristics in that Common Units and shares of the Company's common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Common Units have the right to cause the Operating Partnership to redeem any or all of their Common Units for cash equal to the then-current market value of one share of the Company's common stock, or, at the Company's election, shares of common stock on a one-for-one basis. All Common Units will receive the same monthly distribution as the per share dividends on common stock. During the years ended December 31, 2013 and December 31, 2012, 2,186 and 1,861,831 Common Units were redeemed on a one-for-one basis for shares of common stock, respectively.

        On June 15, 2012, the Company acquired six industrial properties for which it paid an acquisition fee in the form of 15,789 Common Units in the Operating Partnership with a fair value of approximately $0.2 million, which is included in property acquisition costs on the accompanying Consolidated Statements of Operations. The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

8. Noncontrolling Interest (Continued)

amended. The Company relied on the exemption based on representations given by the holders of the Common Units.

        As partial consideration for eight buildings acquired on June 19, 2013, the Company granted 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million based on the Company's NYSE closing stock price on June 19, 2013. The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units.

LTIP Units

        Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company's common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member's capital account to the economic equivalent of the Common Unit. As of December 31, 2013, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

        Concurrently with the closing of the IPO, pursuant to the 2011 Plan, the Company granted a total of 159,046 LTIP units to certain executive officers pursuant to the terms of their employment agreements and a total of 41,395 LTIP units to its non-employee independent directors. These LTIP units vest quarterly over five years, with the first vesting date having commenced on June 30, 2011. On January 3, 2012, the Company granted a total of 196,260 LTIP units to certain executive officers and 22,380 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $2.3 million and $2.5 million at the April 20, 2011 and January 3, 2012 grant dates, respectively, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 55% and 50%, a risk-free interest rate of 2.10% and 3.40%, an expected annual dividend yield of 6.0% and 6.5% and terms of 10 years, respectively.

        On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and a term of 10 years.

        During the years ended December 31, 2013, December 31, 2012 and the period April 20, 2011 to December 31, 2011, 119,852, 82,440 and 30,066 LTIP units vested with fair values of $2.4 million, $1.3 million and $0.3 million, respectively. During the year ended December 31, 2013, 1,656 LTIP units were redeemed for Common Units. During the year ended December 31, 2013, there were no forfeitures of LTIP units. On May 7, 2012, the Company's non-employee director, Edward F. Lange, did

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

8. Noncontrolling Interest (Continued)

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

        The Company recognized $1.6 million, $0.9 million in non-cash compensation expense for the years ended December 31, 2013 December 31, 2012, and $0.3 million for the period from April 20, 2011 to December 31, 2011. The Company recognized zero non-cash compensation expense for the period from January 1, 2011 to April 19, 2011. Unrecognized compensation expense was $5.2 million, $3.5 million and $2.0 million related to the LTIP units at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, and is included in additional paid-in capital on the accompanying Consolidated Statements of Equity.

9. Future Minimum Rents

        The Company's properties are leased to tenants under triple net, modified, and gross leases. Minimum lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases in effect as of December 31, 2013 are approximately as follows (in thousands):

2014	$134,391
2015	121,243
2016	106,356
2017	85,455
2018	66,355
Thereafter	211,117

        No single tenant represented more than 10% of the Company's total rental income for the years ended December 31, 2013, December 31, 2012, the periods from April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011.

10. Earnings Per Share

        A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the years ended December 31, 2013, December 31, 2012 and the period April 20, 2011 to December 31, 2011, there were 218,934, 155,488 and 80,809, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the "OPP") (to be discussed in Note 14) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

10. Earnings Per Share (Continued)

per share calculation. As of December 31, 2013 and December 31, 2012, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive. As of December 31, 2011, the absolute and relative return thresholds were not met. In no event will the 2011 OPP awards be earned and paid out unless the absolute and relative prefomance thesholds are met on September 20, 2014

        The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, respectively (in thousands, except share data).

Year ended December 31, 2013
Numerator
Net income from continuing operations	$106
Less: preferred stock dividends	9,495
Less: amount allocable to unvested restricted stockholders	262
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(1,267)

Loss from continuing operations available to common stockholders	$(8,384)

Income attributable to discontinued operations	$4,796
Less: noncontrolling interest allocable to discontinued operations	647

Income from discontinued operations attributable to common stockholders	$4,149

Denominator
Weighted average common shares outstanding—basic and diluted	42,364,125

Loss from continuing operations attributable to common stockholders	$(0.20)
Income from discontinued operations attributable to common stockholders	0.10

Loss per share—basic and diluted	$(0.10)

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

10. Earnings Per Share (Continued)

Year ended December 31, 2012
Numerator
Net loss from continuing operations	$(7,817)
Less: preferred stock dividends	6,210
Less: amount allocable to unvested restricted stockholders	122
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(3,180)

Loss from continuing operations available to common stockholders	$(10,969)

Loss attributable to discontinued operations	$(2,382)
Less: noncontrolling interest allocable to discontinued operations	(540)

Loss from discontinued operations attributable to common stockholders	$(1,842)

Denominator
Weighted average common shares outstanding—basic and diluted	25,046,664

Loss from continuing operations attributable to common stockholders	$(0.44)
Loss from discontinued operations attributable to common stockholders	(0.07)

Loss per share—basic and diluted	$(0.51)

Period from April 20, 2011 to December 31, 2011
Numerator
Net loss from continuing operations	$(10,510)
Less: preferred stock dividends	1,018
Less: Amount allocable to unvested restricted stockholders	—
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(3,821)

Loss from continuing operations available to common stockholders	$(7,707)

Income attributable to discontinued operations	$1,283
Less: noncontrolling interest allocable to discontinued operations	425

Income from discontinued operations available to common stockholders	$858

Denominator
Weighted average common shares outstanding—basic and diluted	15,630,910

Loss from continuing operations attributable to common stockholders	$(0.49)
Income from discontinued operations attributable to common stockholders	0.05

Loss per common share—basic and diluted	$(0.44)

        Earnings (loss) per share are not presented for the period January 1, 2011 to April 19, 2011 as the IPO did not close until April 20, 2011.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

11. Commitments and Contingencies

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows

        On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees and a one-time incentive fee if certain performance thresholds are met. On June 15, 2012, the Company acquired six industrial properties for an aggregate purchase price of approximately $30.0 million directly from Columbus Nova that are subject to the one-time incentive fee. To the extent the Company has received a 10% internal rate of return on its invested equity on May 31, 2017, Columbus Nova will earn 20% of the returns exceeding the 10% internal rate of return. The returns will be calculated based on distributions from June 15, 2012 through May 31, 2017 and a hypothetical liquidation of the ending value of the properties owned at May 31, 2017 to be valued by third party appraisers. The fee, if any, will be paid in common stock or cash at the Company's discretion and subject to certain conditions. The fair value of the incentive fee will be measured at each balance sheet date and, to the extent there is value in the incentive fee, it will be recognized as a liability. The hypothetical liquidation of the ending value of the properties was determined using a discounted cash flow analysis. The estimated cash flows used are based on the Company plans for the property and views of market and economic conditions. The estimates consider items such as market capitalization rates, discount rates, current and future rental rates, estimated operating and capital expenditures, and estimated downtime. These estimates are prepared using known data at comparable Company owned properties as well market data obtained from third party sources such as real estate leasing and brokerage firms. As of December 31, 2013 and December 31, 2012, respectively, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5%, exit capitalization rate of 9.0%, and market rent and expense growth rates of 1% to 3%.

Ground and Operating Lease Agreements

        The Company is the lessee for five separate ground leases. The Company incurred ground rent expense of $0.4 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012, $0.1 million and $0 for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively. One ground lease expires in December 2023 and one ground lease expires in April 2048 both with options to extend.

        On October 9, 2012, the Company acquired two adjacent buildings that are subject to one non-cancelable operating ground lease agreement which commenced on May 1, 1994 and has a forty year term expiring April 30, 2034. The ground lease provides for monthly minimum rent and future rent increases. For the year ended December 31, 2013 and the period from October 9, 2012 to December 31, 2012, the Company expensed ground lease payments under this operating lease in the amount of $0.1 million and $33 thousand, respectively. Rent adjustments are every five years on the basis of increases in the Consumer Price Index ("CPI") or fair market value pursuant to certain clauses in the lease agreement.

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

        On July 31, 2013, the Company acquired one building that is subject to a non-cancelable operating ground lease agreement which commenced on July 1, 2013 and is set to expire on June 30, 2033, with options to extend. The ground lease provides for monthly ground rent and future rent increases. Rent adjustments are every five years on the basis of increases in the CPI pursuant to certain clauses in the lease agreement. The Company incurred rent expense of $20 thousand for the period from July 31, 2013 to December 31, 2013. The terms of the remaining ground lease is discussed further below.

        The Company is also the lessee for three operating leases that expire in May 2014, May 2016 and March 2021, and the Company incurred rent expense of $0.5 million, $0.4 million, $0.3 million and $0 for the years ended December 31, 2013 and December 31, 2012, for the periods April 20, 2011 to December 31, 2011 and January 1, 2011 to April 19, 2011, respectively.

        Future minimum rental payments under the terms of the fixed non-cancelable ground leases and operating leases under which the Company is the lessee as of December 31, 2013 are as follows (in thousands):

2014(1)	$1,134
2015(1)	1,433
2016(1)	1,201
2017(1)	1,029
2018(1)	1,134
Thereafter(1)	9,246
(1)
Future minimum rent payments do not include estimates of CPI rent changes required by the lease agreements. Therefore, actual minimum rental payments may differ than those presented.

        On October 9, 2012, the Company acquired one building that is subject to a non-cancelable operating ground lease agreement which commenced on October 28, 1996 and is set to expire on December 31, 2038. The ground lease provides for monthly ground rent and future rent increases. Rent adjustments are every five years on the basis of increases in the CPI pursuant to certain clauses in the lease agreement. The tenant in the building is obligated to pay directly to the land owner their obligations under their lease related to the ground lease payments assumed by the tenant. To the extent the tenant fails to make the ground lease payments, the Company would recognize the expense for the obligation. The Company estimates that the ground lease payments, which are the responsibility of the tenant, were approximately $0.1 million and $33 thousand for the year ended December 31, 2013 and the period from October 9, 2012 to December 31, 2012. As the future payments are not fixed and payment is the responsibility of the tenant, the amounts were not included in the table above.

12. Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of tenants related to the Company's investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 10% of rental income for the years ended

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

12. Concentrations of Credit Risk (Continued)

December 31, 2013, December 31, 2012 and the period ended from April 20, 2011 to December 31, 2011. No tenant accounted for more than 10% of the Predecessor's related income for the period from January 1, 2011 to April 19, 2011. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Automotive, Containers & Packaging, and Industrial Equipment, Component and Metals.

13. Employee Benefit Plans

        Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee's contributions annually up to 6.0% of the employee's annual salary. The Company's aggregate matching contribution for the years ended December 31, 2013, December 31, 2012 and for the period April 20, 2011 through December 31, 2011was $0.1 million, $0.1 million and $46 thousand, respectively. The Company's contribution is subject to a three-year vesting schedule.

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

        Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company's common stock that were available for issuance under awards granted was 1,755,187 shares. At their annual meeting on May 6, 2013, the stockholders of the Company approved an amendment to the 2011 Plan that increased the number of shares of common stock that may be awarded under the 2011 Plan by 1,887,274 shares to an aggregate of 3,642,461 shares (7.5% of the shares of common stock and common units (including LTIP units) issued and outstanding as of March 27, 2013). Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one-for-one basis.

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

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

14. Equity Incentive Plan (Continued)

        The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules. The 2011 Plan expires on March 31, 2021.

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

run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company's stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company's stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards was estimated on the date of grant using the following assumptions in the Monte- Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 55% and 59.3%, respectively, and a risk free rate of 0.3423%. The expense associated with the value of the OPP awards will be amortized on a straight-line basis over the measurement period. The Company recognized $0.4 million, $0.4 million and $0.1 million in compensation expense associated with the OPP during the years ended December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, respectively.

        The Company issued 106,268, 87,025 and 80,809 shares of restricted stock and 187,569, 223,985 and 200,441 of LTIP units during the years ended December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, respectively. Dividends paid on both vested and unvested shares of restricted stock are charged directly to common stock dividends in excess of earnings on the Consolidated Balance Sheets. Non-cash compensation expense associated with shares issued to directors, restricted stock, LTIP units, and the OPP was approximately $3.0 million, $1.9 million and $0.7 million for the years ended December 31, 2013, December 31, 2012 and the period April 20, 2011 to December 31, 2011, respectively. The unrecognized compensation expense associated with the LTIP units, the restricted stock, and the OPP awards was $5.2 million, $2.5 million and $0.3 million, respectively, at December 31, 2013 and is expected to be recognized over a weighted average period of approximately 3.3 years. The unrecognized compensation expense associated with the LTIP units, the restricted stock, and the OPP awards was $3.5 million, $1.5 million and $0.7 million, respectively, at December 31, 2012 and is expected to be recognized over a weighted average period of approximately 3.5 years. As of December 31, 2013 and December 31, 2012, there were 214,389 and 150,114 of unvested restricted stock and 368,760 and 301,043 of LTIP units outstanding, respectively.

        At December 31, 2013 and December 31, 2012, the number of shares available for issuance under the 2011 Plan was 2,778,779 and 1,175,362, respectively. This does not include an allocation for the OPP as the awards were not determinable as of December 31, 2013 and December 31, 2012. Additionally, there have been no shares or units issued under the OPP as of December 31, 2013.

15. Related-Party Transactions

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

April 19, 2011. Subsequent to the Formation Transactions, the Company was not responsible for bridge loan guarantee fees.

        Prior to the IPO, STAG Predecessor Group was obligated to pay asset management fees to an affiliate, STAG Capital Partners, LLC (the "Management Company") in consideration of the Management Company's agreement that it provide reasonable and customary advisory and asset management services to STAG Predecessor Group. STAG Predecessor Group expensed $0.2 million in such asset management fees for the period January 1, 2011 to April 19, 2011. Subsequent to the Formation Transactions, the Company no longer incurs asset management fees to the Management Company.

        As part of the Formation Transactions, the Company formed a new management company, STAG Industrial Management, LLC (the "Manager"), which is a subsidiary of the Company. The Manager is performing certain asset management services for STAG Investments II, LLC ("Fund II"), a private, fully-invested fund that is an affiliate of the Company and owned 44 buildings with approximately 7.4 million rentable square feet as of December 31, 2013. The Manager is paid an annual asset management fee based on the equity investment in the Fund assets, which is 1.25% of the equity investment. In June 2013, Fund II and the Company amended the Service Agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of $0.8 million, $1.1 million and $0.9 million for the years ended December 31, 2013, December 31, 2012 and for the period from April 20, 2011 to December 31, 2011, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, the Company had a receivable in the amount of $0.2 million and $0.5 million related to the asset management fee income included within due from related parties on the accompanying Consolidated Balance Sheets, which was subsequently received on February 7, 2014 and January 17, 2013, respectively.

        While most of the real estate assets of Fund III comprise the assets of the STAG Predecessor Group, Fund III retained ownership of the Option Properties. The Manager had entered into a services agreement with Fund III pursuant to which it would manage the Option Properties for an annual fee of $30 thousand per property, and would provide the limited administrative services (including preparation of reports for the Fund III lender and investors, bookkeeping, tax and accounting services) that Fund III will require, for an annual fee of $20 thousand. As the last remaining Option Property was sold in 2013, the Manager will only receive the annual fee of $20 thousand until Fund III's liquidation.

        STAG Investments IV, LLC ("Fund IV"), as part of the STAG Contribution Group, contributed all of its real estate assets to the Company. The Manager had entered into a services agreement with Fund IV pursuant to which it would provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV would require until its liquidation for an annual fee of $20 thousand. Fund IV was liquidated on September 10, 2012 and, as a result, the Manager no longer receives an annual fee.

        On October 9, 2012, the Company acquired 31 industrial properties representing 4.3 million square feet for a purchase price of $127.6 million from STAG Investments Holdings II, LLC, a wholly owned subsidiary of Fund II, which are related parties of the Company through common management. A special committee of independent members of the Board was formed to address conflicts arising from the common management. The special committee engaged its independent counsel and broker to

STAG Industrial, Inc. and STAG Predecessor Group

Notes to Consolidated and Combined Financial Statements (Continued)

15. Related-Party Transactions (Continued)

manage the acquisition. On October 31, 2012, the Company acquired one additional industrial property from the Fund for a purchase price of $5.0 million. On April 5, 2013, the Company acquired an additional industrial property from the Fund for the purchase price of $6.2 million. The acquisitions were funded using draws from the Unsecured Credit Facility. The Manager and its predecessor, the Management Company, served as the asset manager of Fund II for all periods presented. At December 31, 2012, the due from related parties on the accompanying Consolidated Balance Sheets included $0.2 million due from the Fund related to a true-up of final settlement statement pro-rations, and the amount was subsequently received on February 27, 2013.

16. Selected Interim Financial Information (unaudited)

        The tables below reflect the Company's selected quarterly information for the quarters ended December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012.

	STAG Industrial, Inc.
	Quarter ended December 31, 2013	Quarter ended September 30, 2013	Quarter ended June 30, 2013	Quarter ended March 31, 2013
Total revenue	$37,418	$34,644	$31,842	$29,988
Income (loss) from continuing operations	$1,126	$265	$(738)	$(547)
Net income (loss) attributable to the common stockholders	$2,098	$(2,147)	$(2,410)	$(1,775)
Income (loss) per share—basic and diluted	$0.05	$(0.05)	$(0.06)	$(0.04)

	STAG Industrial, Inc.
	Quarter ended December 31, 2012	Quarter ended September 30, 2012	Quarter ended June 30, 2012	Quarter ended March 31, 2012
Total revenue	$26,877	$20,878	$19,116	$17,181
Income (loss) from continuing operations	$(2,973)	$(1,371)	$(2,028)	$(1,445)
Net income (loss) attributable to the common stockholders	$(3,372)	$(5,262)	$(2,235)	$(1,942)
Income (loss) per share—basic and diluted	$(0.10)	$(0.18)	$(0.11)	$(0.12)

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

        The following non-recognized subsequent events are noted:

        On January 1, 2014, Virgis W. Colbert's appointment to the board of directors became effective.

        On January 2, 2014, the Company granted a total of 203,691 LTIP units to certain senior executive officers, 20,733 LTIP units to non-employee, independent directors, and 103,149 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan.

        On February 7, 2014, Gregory W. Sullivan, the Company's Chief Financial Officer, notified the Company that he was not renewing his employment contract at it expiration on April 20, 2014 and that he resigned from the Company effective April 21, 2014. The Company intends to engage Mr. Sullivan as a senior financial advisor for one year to ensure a smooth transition of the chief financial officer.

STAG Industrial, Inc. and STAG Predecessor Group
Schedule 2—Valuation and Qualifying Accounts
December 31, 2013
(in thousands)

Allowance for Doubtful Receivables and
Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
12/31/2013	$—	$19	$—	$19

12/31/2012	$931	$(105)	$(826)	$—

STAG Industrial, Inc.
Schedule 3—Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

City/State	Encumbrances(1)	Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date	Depreciable Lives (Years)
Albion, IN	—	93	67	—	93	67	160	(17)	2006	(2)
Albion, IN	—	932	103	—	932	103	1,035	(169)	2006	(2)
Albion, IN	—	1,107	55	—	1,107	55	1,162	(201)	2006	(2)
Albion, IN	—	970	332	—	970	332	1,302	(176)	2006	(2)
Albion, IN	—	1,397	52	—	1,397	52	1,449	(253)	2006	(2)
Albion, IN	—	1,528	126	—	1,528	126	1,654	(277)	2006	(2)
Kendallville, IN	—	1,510	142	—	1,510	142	1,652	(273)	2006	(2)
Albion, IN	—	710	187	—	710	187	897	(129)	2006	(2)
Alexandria, MN	—	4,568	960	151	4,719	960	5,679	(398)	2011	(2)
Appleton, WI	—	3,916	495	191	4,107	495	4,602	(693)	2007	(2)
Arlington, TX	—	2,455	413	(45)	2,410	413	2,823	(394)	2007	(2)
Arlington, TX	—	6,151	1,246	—	6,151	1,246	7,397	(289)	2012	(2)
Atlanta, GA	—	7,437	917	298	7,735	917	8,652	(318)	2012	(2)
Auburn Hills, MI	—	2,246	224	(4)	2,242	224	2,466	(77)	2012	(2)
Avon, CT	—	2,750	336	—	2,750	336	3,086	(127)	2012	(2)
Belfast, ME	—	10,728	1,883	383	11,111	1,883	12,994	(921)	2011	(2)
Bellevue, OH	—	3,621	381	—	3,621	381	4,002	(181)	2012	(2)
Belvidere, IL	—	3,956	733	—	3,956	733	4,689	(78)	2013	(2)
Belvidere, IL	—	3,436	1,310	—	3,436	1,310	4,746	(91)	2013	(2)
Belvidere, IL	—	2,310	538	—	2,310	538	2,848	(51)	2013	(2)
Belvidere, IL	—	6,899	670	—	6,899	670	7,569	(116)	2013	(2)
Belvidere, IL	—	4,321	668	—	4,321	668	4,989	(91)	2013	(2)
Belvidere, IL	—	3,730	866	—	3,730	866	4,596	(73)	2013	(2)
Belvidere, IL	—	2,808	586	—	2,808	586	3,394	(67)	2013	(2)
Belvidere, IL	—	8,340	1,542	—	8,340	1,542	9,882	(192)	2013	(2)
Belvidere, IL	—	71	216	—	71	216	287	(12)	2013	(2)
Boardman, OH	—	3,482	282	593	4,075	282	4,357	(648)	2007	(2)
Boardman, OH	—	1,979	192	359	2,338	192	2,530	(329)	2007	(2)
Buena Vista, VA	—	2,500	534	—	2,500	534	3,034	(114)	2012	(2)
Buffalo, NY	—	2,924	146	—	2,924	146	3,070	(129)	2012	(2)
Canton, OH	—	5,078	586	128	5,206	586	5,792	(981)	2007	(2)
Catoosa, OK	—	3,937	—	—	3,937	—	3,937	(64)	2013	(2)
Charlotte, NC	(12,541)	10,239	3,535	525	10,764	3,535	14,299	(994)	2011	(2)
Charlotte, NC	(15,830)	12,818	2,734	161	12,979	2,734	15,713	(1,277)	2011	(2)
Cheektowaga, NY	—	2,757	216	395	3,152	216	3,368	(293)	2011	(2)
Chesterfield, MI	—	1,169	207	62	1,231	207	1,438	(301)	2007	(2)
Chesterfield, MI	—	798	150	15	813	150	963	(133)	2007	(2)
Chesterfield, MI	—	802	151	131	933	151	1,084	(154)	2007	(2)
Chesterfield, MI	—	5,304	942	972	6,276	942	7,218	(1,293)	2007	(2)
Chicopee, MA	—	5,867	504	—	5,867	504	6,371	(243)	2012	(2)
Chippewa Falls, WI	—	2,303	133	—	2,303	133	2,436	(142)	2011	(2)
Chippewa Falls, WI	—	544	44	—	544	44	588	(33)	2011	(2)
Cincinnati, OH	—	5,172	384	1,751	6,923	384	7,307	(1,142)	2007	(2)
Cleveland, TN	(2,964)	3,161	554	84	3,245	554	3,799	(260)	2011	(2)
West Columbia, SC	—	6,988	715	102	7,090	715	7,805	(179)	2013	(2)
Conyers, GA	(3,928)	4,142	969	80	4,222	969	5,191	(331)	2011	(2)
Dallas, GA	—	1,712	475	—	1,712	475	2,187	(78)	2012	(2)
LaGrange, GA	—	3,175	240	41	3,216	240	3,456	(354)	2011	(2)
Danville, KY	—	11,814	965	997	12,811	965	13,776	(1,122)	2011	(2)
Daytona Beach, FL	—	875	1,237	740	1,615	1,237	2,852	(315)	2007	(2)
Dayton, OH	—	3,650	391	624	4,274	391	4,665	(510)	2007	(2)
DeKalb, IL	—	4,568	489	—	4,568	489	5,057	(115)	2013	(2)
De Pere, WI	—	6,144	525	—	6,144	525	6,669	(265)	2012	(2)
Duncan, SC	—	11,352	1,002	44	11,396	1,002	12,398	(519)	2012	(2)
Duncan, SC	—	6,928	709	—	6,928	709	7,637	(359)	2012	(2)
Edgefield, SC	—	938	220	—	938	220	1,158	(52)	2012	(2)
Elkhart, IN	—	210	25	14	224	25	249	(45)	2007	(2)
Elkhart, IN	—	3,567	422	161	3,728	422	4,150	(628)	2007	(2)
El Paso, TX	—	3,096	—	373	3,469	—	3,469	(137)	2012	(2)
East Windsor, CT	(3,360)	4,713	348	447	5,160	348	5,508	(403)	2012	(2)
Lexington, VA	—	445	59	—	445	59	504	(77)	2007	(2)
Fairfield, VA	—	2,274	295	177	2,451	295	2,746	(463)	2007	(2)
Farmington, NY	—	5,342	410	12	5,354	410	5,764	(908)	2007	(2)
Franklin, IN	—	12,042	2,479	—	12,042	2,479	14,521	(713)	2012	(2)

City/State	Encumbrances(1)	Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date	Depreciable Lives (Years)
Fort Worth, TX	(2,271)	2,965	389	—	2,965	389	3,354	(257)	2011	(2)
Gahanna, OH	(3,649)	4,191	1,265	1,158	5,349	1,265	6,614	(365)	2011	(2)
Georgetown, KY	(2,437)	2,183	875	—	2,183	875	3,058	(199)	2011	(2)
Gloversville, NY	(813)	1,317	117	(18)	1,299	117	1,416	(50)	2012	(2)
Gloversville, NY	(1,314)	2,613	151	—	2,613	151	2,764	(123)	2012	(2)
Gloversville, NY	(1,189)	1,790	130	—	1,790	130	1,920	(97)	2012	(2)
Gloversville, NY	(939)	1,514	154	—	1,514	154	1,668	(70)	2012	(2)
Golden, CO	—	6,164	742	—	6,164	742	6,906	(154)	2013	(2)
Goshen, IN	(6,366)	6,509	1,442	201	6,710	1,442	8,152	(566)	2011	(2)
Greenwood, SC	(1,689)	1,848	166	—	1,848	166	2,014	(75)	2012	(2)
Greenwood, SC	(1,439)	1,232	169	—	1,232	169	1,401	(58)	2012	(2)
Gresham, OR	(9,241)	8,740	1,730	365	9,105	1,730	10,835	(715)	2011	(2)
Gurnee, IL	—	4,902	1,337	—	4,902	1,337	6,239	(312)	2012	(2)
Hampstead, MD	—	34,969	780	—	34,969	780	35,749	(438)	2013	(2)
Harrisonburg, VA	—	11,179	1,455	—	11,179	1,455	12,634	(355)	2012	(2)
Harvard, IL	—	2,980	1,157	—	2,980	1,157	4,137	(17)	2013	(2)
St. Louis, MO	(6,432)	5,815	1,382	—	5,815	1,382	7,197	(582)	2011	(2)
Holland, MI	—	5,235	489	428	5,663	489	6,152	(969)	2007	(2)
Holland, MI	(3,492)	3,475	279	60	3,535	279	3,814	(166)	2012	(2)
Holland, MI	—	4,046	497	(218)	3,828	497	4,325	(592)	2007	(2)
Houston, TX	—	7,790	2,255	—	7,790	2,255	10,045	(177)	2013	(2)
Huntersville, NC	—	3,270	1,061	35	3,305	1,061	4,366	(170)	2012	(2)
Idaho Falls, ID	—	2,735	356	—	2,735	356	3,091	(82)	2013	(2)
Independence, VA	(1,571)	2,212	226	—	2,212	226	2,438	(153)	2012	(2)
Jackson, MS	—	926	218	—	926	218	1,144	(161)	2007	(2)
Jackson, MS	—	3,142	750	565	3,707	750	4,457	(612)	2007	(2)
Jackson, TN	—	2,374	230	142	2,516	230	2,746	(88)	2012	(2)
Janesville, WI	—	17,493	828	—	17,493	828	18,321	(59)	2013	(2)
Jefferson, NC	—	2,875	119	—	2,875	119	2,994	(482)	2007	(2)
Johnstown, NY	(813)	1,304	178	—	1,304	178	1,482	(54)	2012	(2)
Johnstown, NY	(1,189)	1,595	216	(3)	1,592	216	1,808	(54)	2012	(2)
Johnstown, NY	(970)	978	198	—	978	198	1,176	(54)	2012	(2)
Johnstown, NY	(1,815)	1,467	140	—	1,467	140	1,607	(61)	2012	(2)
Kansas City, MO	—	5,581	703	—	5,581	703	6,284	(168)	2012	(2)
Kansas City, KS	(1,283)	1,125	527	—	1,125	527	1,652	(62)	2012	(2)
Kentwood, MI	—	2,478	407	—	2,478	407	2,885	(55)	2013	(2)
Lafayette, IN	(1,345)	2,280	295	(47)	2,233	295	2,528	(78)	2012	(2)
Lafayette, IN	(2,284)	3,554	410	—	3,554	410	3,964	(221)	2012	(2)
Lafayette, IN	(4,693)	8,135	906	26	8,161	906	9,067	(427)	2012	(2)
Lansing, MI	(8,735)	8,164	501	—	8,164	501	8,665	(637)	2011	(2)
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(214)	2012	(2)
Lansing, MI	(6,257)	7,162	429	—	7,162	429	7,591	(275)	2012	(2)
Lansing, MI	—	5,209	907	—	5,209	907	6,116	(17)	2013	(2)
Lewiston, ME	—	5,515	173	360	5,875	173	6,048	(1,057)	2007	(2)
Lexington, NC	—	3,968	232	135	4,103	232	4,335	(340)	2011	(2)
Londonderry, NH	—	6,683	730	—	6,683	730	7,413	(167)	2013	(2)
Louisville, KY	(3,508)	3,875	386	520	4,395	386	4,781	(380)	2011	(2)
Louisville, KY	(5,596)	6,182	616	632	6,814	616	7,430	(590)	2011	(2)
Madison, TN	(6,844)	6,159	1,655	892	7,051	1,655	8,706	(737)	2011	(2)
Malden, MA	—	2,817	366	—	2,817	366	3,183	(475)	2007	(2)
Malden, MA	—	3,961	507	—	3,961	507	4,468	(668)	2007	(2)
Marion, IA	—	2,257	691	46	2,303	691	2,994	(68)	2013	(2)
Marion, IN	(3,191)	3,010	243	—	3,010	243	3,253	(169)	2012	(2)
Marshall, MI	—	1,051	199	—	1,051	199	1,250	(36)	2013	(2)
Mascot, TN	—	3,452	385	—	3,452	385	3,837	(14)	2013	(2)
Salem, OH	—	6,849	858	—	6,849	858	7,707	(1,127)	2006	(2)
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(742)	2007	(2)
Mebane, NC	—	4,570	481	—	4,570	481	5,051	(174)	2012	(2)
Mebane, NC	—	4,148	443	—	4,148	443	4,591	(169)	2012	(2)
Mebane, NC	—	4,999	358	—	4,999	358	5,357	(31)	2013	(2)
Milwaukee, WI	—	4,090	456	—	4,090	456	4,546	(663)	2007	(2)
Milwaukee, WI	—	5,283	1,048	368	5,651	1,048	6,699	(1,125)	2007	(2)
Mishawaka, IN	—	3,108	800	24	3,132	800	3,932	(92)	2013	(2)
Montgomery, IL	—	12,543	2,190	62	12,605	2,190	14,795	(424)	2012	(2)
Mooresville, NC	(7,085)	7,411	701	216	7,627	701	8,328	(625)	2011	(2)
Mt. Prospect, IL	—	2,988	726	—	2,988	726	3,714	(77)	2013	(2)
Nashville, TN	—	3,601	547	—	3,601	547	4,148	(56)	2013	(2)
Newark, DE	—	1,478	197	137	1,615	197	1,812	(333)	2007	(2)
Newark, DE	—	2,479	330	36	2,515	330	2,845	(431)	2007	(2)
New Berlin, WI	—	6,500	1,068	98	6,598	1,068	7,666	(102)	2013	(2)
New Hope, MN	—	1,970	1,919	—	1,970	1,919	3,889	(34)	2013	(2)
Lopatcong, NJ	—	1,400	1,554	184	1,584	1,554	3,138	(228)	2011	(2)
Piscataway, NJ	—	5,655	640	164	5,819	640	6,459	(698)	2011	(2)
Newton, NC	—	4,367	732	86	4,453	732	5,185	(542)	2011	(2)

City/State	Encumbrances(1)		Building and Tenant Improvements (initial cost)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building Improvements and Equipment	Land	Total	Accumulated Depreciation	Acq Date	Depreciable Lives (Years)
North Jackson, OH	—		4,427	1,528	—	4,427	1,528	5,955	(25)	2013	(2)
North Jackson, OH	(7,775)		6,439	486	—	6,439	486	6,925	(591)	2011	(2)
Norton, MA	(5,834)		6,740	2,839	—	6,740	2,839	9,579	(532)	2011	(2)
Novi, MI	(3,066)		3,879	252	—	3,879	252	4,131	(198)	2012	(2)
Ocala, FL	—		13,296	731	—	13,296	731	14,027	(295)	2013	(2)
O'Fallon, MO	(3,210)		2,676	1,242	69	2,745	1,242	3,987	(239)	2011	(2)
O'Hara, PA	(17,583)		18,875	1,435	574	19,449	1,435	20,884	(787)	2012	(2)
Orangeburg, SC	—		2,653	362	—	2,653	362	3,015	(100)	2013	(2)
Orlando, FL	—		4,839	1,339	—	4,839	1,339	6,178	(45)	2013	(2)
Orlando, FL	—		1,996	721	—	1,996	721	2,717	(101)	2012	(2)
Parsons, KS	(1,189)		1,053	108	—	1,053	108	1,161	(50)	2012	(2)
Pensacola, FL	—		4,705	282	68	4,773	282	5,055	(807)	2007	(2)
Pensacola, FL	—		206	42	83	289	42	331	(51)	2007	(2)
Phenix City, AL	(1,752)		1,493	276	—	1,493	276	1,769	(85)	2012	(2)
Pineville, NC	—		1,380	392	—	1,380	392	1,772	(79)	2012	(2)
Warrendale, PA	—		6,437	778	430	6,867	778	7,645	(536)	2011	(2)
Pocatello, ID	—		3,472	399	135	3,607	399	4,006	(785)	2007	(2)
Portage, IN	—		5,416	—	—	5,416	—	5,416	(180)	2012	(2)
Portland, TN	—		8,353	1,662	—	8,353	1,662	10,015	(526)	2012	(2)
Portland, ME	(3,120)		3,727	891	—	3,727	891	4,618	(192)	2012	(2)
Rapid City, SD	—		11,957	2,306	524	12,481	2,306	14,787	(2,724)	2007	(2)
Muhlenberg TWP, PA	—		14,064	843	13	14,077	843	14,920	(706)	2012	(2)
Rogers, MN	(12,050)		11,787	1,671	238	12,025	1,671	13,696	(1,429)	2011	(2)
Rogers, AR	—		8,280	1,072	99	8,379	1,072	9,451	(569)	2011	(2)
Round Rock, TX	—		3,399	394	(54)	3,345	394	3,739	(551)	2007	(2)
Rural Hall, NC	—		5,664	439	137	5,801	439	6,240	(677)	2011	(2)
Salem, OR	(3,340)		3,150	599	161	3,311	599	3,910	(312)	2011	(2)
Salem, OR	(1,501)		1,471	266	119	1,590	266	1,856	(209)	2011	(2)
Sauk Village, IL	—		5,516	877	—	5,516	877	6,393	(21)	2013	(2)
Sergeant Bluff, IA	—		11,675	736	36	11,711	736	12,447	(2,886)	2007	(2)
Seville, OH	—		6,662	1,170	229	6,891	1,170	8,061	(538)	2011	(2)
Shannon, GA	—		12,969	393	—	12,969	393	13,362	(61)	2013	(2)
South Holland, IL	—		3,900	714	—	3,900	714	4,614	(18)	2013	(2)
Simpsonville, SC	—		3,003	957	30	3,033	957	3,990	(158)	2012	(2)
Simpsonville, SC	—		3,418	470	—	3,418	470	3,888	(161)	2012	(2)
Smithfield, NC	—		4,671	613	—	4,671	613	5,284	(295)	2011	(2)
Smyrna, GA	—		3,286	264	—	3,286	264	3,550	(129)	2012	(2)
South Bend, IN	—		4,834	411	—	4,834	411	5,245	(253)	2012	(2)
Southfield, MI	—		4,196	562	—	4,196	562	4,758	(103)	2013	(2)
Southfield, MI	—		—	354	—	—	354	354	—	2013	(2)
Sparks, MD	—		3,577	790	(146)	3,431	790	4,221	(536)	2007	(2)
Spartanburg, SC	—		6,471	493	—	6,471	493	6,964	(591)	2012	(2)
Springfield, OH	—		6,432	574	—	6,432	574	7,006	(76)	2013	(2)
Statham, GA	—		6,242	588	—	6,242	588	6,830	(236)	2012	(2)
Sterling Heights, MI	(1,689)		4,197	513	55	4,252	513	4,765	(153)	2012	(2)
Hazelwood, MO	—		5,436	1,959	455	5,891	1,959	7,850	(935)	2006	(2)
Streetsboro, OH	(6,694)		5,481	2,161	214	5,695	2,161	7,856	(796)	2011	(2)
Sun Prairie, WI	—		6,176	2,360	(76)	6,100	2,360	8,460	(431)	2011	(2)
Tavares, FL	—		6,339	722	—	6,339	722	7,061	(1,386)	2006	(2)
Toledo, OH	—		6,831	213	—	6,831	213	7,044	(259)	2012	(2)
Twinsburg, OH	—		6,497	590	—	6,497	590	7,087	(1,014)	2007	(2)
Vonore, TN	(9,392)		8,243	2,355	85	8,328	2,355	10,683	(916)	2011	(2)
Waco, TX	—		1,448	—	30	1,478	—	1,478	(107)	2011	(2)
Walker, MI	(4,434)		4,872	855	118	4,990	855	5,845	(452)	2011	(2)
Ware Shoals, SC	(282)		197	133	—	197	133	330	(10)	2012	(2)
Wichita, KS	(1,689)		1,835	88	—	1,835	88	1,923	(82)	2012	(2)
Wichita, KS	(1,846)		1,931	107	—	1,931	107	2,038	(135)	2012	(2)
Wichita, KS	(939)		904	140	—	904	140	1,044	(42)	2012	(2)
Wichita, KS	(845)		869	76	—	869	76	945	(59)	2012	(2)
Williamsport, PA	—		9,059	688	—	9,059	688	9,747	(209)	2013	(2)
Woodstock, IL	—		3,796	496	—	3,796	496	4,292	(138)	2012	(2)
Bardstown, KY	—		2,399	381	—	2,399	381	2,780	(424)	2007	(2)
Total	(225,303	)(1)	924,075	134,399	20,572	944,647	134,399	1,079,046	(71,653)

(1)
Balance excludes the unamortized balance of historical fair value adjustments of $288.

(2)
Depreciation expense is computed using the straight-line method based on the following useful lives:

Buildings	40 years
Building and land improvements	5 - 20 years
Tenant improvements	Shorter of useful life or terms of related lease

        As of December 31, 2013, the aggregate cost for federal income tax purposes of investments in real estate was approximately $1.4 billion.

STAG Industrial, Inc. and STAG Predecessor Group

Real Estate and Accumulated Depreciation

December 31, 2013

(in thousands)

        A summary of activity for real estate and accumulated depreciation is as follows:

	STAG Industrial, Inc.			STAG Predecessor Group
	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Real Estate:
Balance at beginning of period	$816,227	$502,258	$210,225	$210,186
Additions during period
Other acquisitions	266,389	322,719	292,426	—
Improvements, etc.	6,757	3,541	4,513	39
Other additions	—	—	—	—
Deductions during period
Cost of real estate sold	(9,073)	(8,309)	(4,544)	—
Write-off of tenant improvements	(1,254)	(576)	(362)	—
Asset Impairments	—	(3,406)	—	—

Balance at the end of the period	$1,079,046	$816,227	$502,258	$210,225

Accumulated Depreciation:
Balance at beginning of period	$46,175	$30,004	$20,959	$19,261
Additions during period
Depreciation and amortization expense	27,492	18,174	9,618	1,698
Other additions	—	—	—	—
Deductions during period
Disposals	(2,014)	(1,885)	(573)	—
Other reductions	—	(118)	—	—

Balance at the end of the period	$71,653	$46,175	$30,004	$20,959

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(13)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(9)
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(14)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(15)
10.4	2011 Equity Incentive Plan(3)*
10.5	Amendment to the 2011 Equity Incentive Plan(16)*
10.6	2011 Outperformance Program(7)*
10.7	Form of LTIP Unit Agreement(3)*
10.8	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.9	Employment Agreement with Gregory W. Sullivan, dated April 20, 2011(5)*
10.10	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.11	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.12	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.13	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*
10.14	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.15	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(17)
10.16	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.17	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.18	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.19	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended

Exhibit Number	Description of Document
10.20	Services Agreement between STAG Industrial Management, LLC and STAG Manager III, LLC(5)
10.21	Credit Agreement, dated as of September 10, 2012, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(10)
10.22
First Amendment to Credit Agreement, dated as of February 13, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(18)
10.23
Second Amendment to Credit Agreement, dated as of October 7, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A. and the other lenders party thereto(19)
10.24	Real Estate Purchase and Sale Agreement, dated as of August 9, 2012, among STAG Industrial Holdings, LLC and the sellers identified therein, as amended(10)
10.25	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(11)
10.26	Term Loan Agreement, dated as of February 14, 2013, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Securities, LLC and the other lenders party thereto(12)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss), (vi) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) related notes to these consolidated and combined financial statements.

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

(9)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.

(10)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

(11)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(12)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.

(13)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.

(14)
Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.

(15)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.

(16)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.

(17)
Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 6, 2013.

(18)
Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 6, 2013.

(19)
Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on October 10, 2013.