Form 10-Q
period 2014-03-31
STAG Industrial, Inc.
filed 2014-05-07
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 1-34907

STAG INDUSTRIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3099608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Federal Street, 23rd Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock ($0.01 par value)	53,732,337
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2014	December 31, 2013

Assets
Rental Property:
Land	$138,713	$134,399
Buildings	894,120	871,422
Tenant improvements	37,504	36,994
Building and land improvements	39,418	36,231
Less: accumulated depreciation	(79,577)	(71,653)
Total rental property, net	1,030,178	1,007,393
Cash and cash equivalents	28,726	6,690
Restricted cash	6,813	6,806
Tenant accounts receivable, net	13,978	13,790
Prepaid expenses and other assets	4,987	2,594
Interest rate swaps	2,940	3,924
Deferred financing fees, net	6,439	5,467
Leasing commissions, net	3,588	3,542
Goodwill	4,923	4,923
Due from related parties	187	185
Deferred leasing intangibles, net	210,181	214,967
Total assets	$1,312,940	$1,270,281
Liabilities and Equity
Liabilities:
Mortgage notes payable	$224,464	$225,591
Unsecured credit facility	22,000	80,500
Unsecured term loans	300,000	250,000
Accounts payable, accrued expenses and other liabilities	12,819	18,574
Interest rate swaps	98	—
Tenant prepaid rent and security deposits	9,070	8,972
Dividends and distributions payable	5,818	5,166
Deferred leasing intangibles, net	7,643	6,914
Total liabilities	581,912	595,717
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2014 and December 31, 2013	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2014 and December 31, 2013	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 48,300,314 and 44,764,377 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	482	447
Additional paid-in capital	646,844	577,039
Common stock dividends in excess of earnings	(133,744)	(116,877)
Accumulated other comprehensive income	2,504	3,440
Total stockholders’ equity	655,086	603,049
Noncontrolling interest	75,942	71,515
Total equity	731,028	674,564
Total liabilities and equity	$1,312,940	$1,270,281

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Revenue
Rental income	$34,118	$25,934
Tenant recoveries	5,416	3,658
Other income	209	396
Total revenue	39,743	29,988
Expenses
Property	4,050	2,696
General and administrative	5,475	4,506
Real estate taxes and insurance	3,935	2,628
Property acquisition costs	559	575
Depreciation and amortization	19,854	15,398
Other expenses	237	85
Total expenses	34,110	25,888
Other income (expense)
Interest income	4	3
Interest expense	(5,666)	(4,650)
Total other income (expense)	(5,662)	(4,647)
Net loss from continuing operations	$(29)	$(547)
Discontinued operations
Income attributable to discontinued operations	—	129
Total income attributable to discontinued operations	$—	$129
Gain on sale of real estate	$50	$—
Net income (loss)	$21	$(418)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(364)	(265)
Net income (loss) attributable to STAG Industrial, Inc.	$385	$(153)
Less: preferred stock dividends	2,712	1,553
Less: amount allocated to unvested restricted stockholders	88	69
Net loss attributable to common stockholders	$(2,415)	$(1,775)
Weighted average common shares outstanding — basic and diluted	45,139,481	40,514,942
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.05)	$(0.04)
Income from discontinued operations attributable to common stockholders	$—	$0.00
Loss per share — basic and diluted	$(0.05)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Net income (loss)	$21	$(418)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(1,082)	11
Other comprehensive income (loss)	(1,082)	11
Comprehensive loss	(1,061)	(407)
Net loss attributable to noncontrolling interest after preferred stock dividends	364	265
Other comprehensive (income) loss attributable to noncontrolling interest	146	(1)
Comprehensive loss attributable to STAG Industrial, Inc.	$(551)	$(143)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
		Common Stock		Paid-in	in excess of	Comprehensive	Stockholders’	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Total Equity
Three months ended March 31, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sale of common stock	—	3,431,459	34	77,534	—	—	77,568	—	77,568
Offering costs	—	—	—	(1,270)	—	—	(1,270)	—	(1,270)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	2,544	—	—	—	—	—	—	—
Dividends and distributions, net	(2,712)	—	—	—	(14,540)	—	(17,252)	(2,238)	(19,490)
Non-cash compensation	—	—	—	441	—	—	441	618	1,059
Redemption of units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(6,899)	—	—	(6,899)	6,899	—
Other comprehensive loss	—	—	—	—	—	(936)	(936)	(146)	(1,082)
Net income (loss)	2,712	—	—	—	(2,327)	—	385	(364)	21
Balance, March 31, 2014	$139,000	48,300,314	$482	$646,844	$(133,744)	$2,504	$655,086	$75,942	$731,028
Three months ended March 31, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	6,423,352	64	117,475	—	—	117,539	—	117,539
Offering costs	—	—	—	(5,149)	—	—	(5,149)	—	(5,149)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	2,851	—	—	—	—	—	—	—
Dividends and distributions, net	(1,553)	—	—	—	(12,653)	—	(14,206)	(1,904)	(16,110)
Non-cash compensation	—	—	—	341	—	—	341	402	743
Rebalancing of noncontrolling interest	—	—	—	(7,466)	—	—	(7,466)	7,466	—
Other comprehensive income	—	—	—	—	—	10	10	1	11
Net income (loss)	1,553	—	—	—	(1,706)	—	(153)	(265)	(418)
Balance, March 31, 2013	$69,000	42,221,072	$422	$524,843	$(75,383)	$(361)	$518,521	$67,555	$586,076

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net income (loss)	$21	$(418)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,854	15,610
Non-cash portion of interest expense	315	248
Intangible amortization in rental income, net	1,510	1,369
Straight-line rent adjustments, net	(1,024)	(772)
Gain on sale of real estate	(50)	—
Non-cash compensation expense	1,090	745
Change in assets and liabilities:
Tenant accounts receivable, net	966	(243)
Leasing commissions, net	(233)	(722)
Restricted cash	(174)	(103)
Prepaid expenses and other assets	(2,091)	(1,438)
Accounts payable, accrued expenses and other liabilities	(5,752)	(3,325)
Tenant prepaid rent and security deposits	98	1,122
Due from related parties	(2)	506
Total adjustments	14,507	12,997
Net cash provided by operating activities	14,528	12,579
Cash flows from investing activities:
Additions of land and building improvements	(31,600)	(47,801)
Proceeds from sales of rental property, net	473	—
Restricted cash	167	(387)
Cash paid for deal deposits, net	(340)	(670)
Additions to lease intangibles	(7,540)	(13,477)
Net cash used in investing activities	(38,840)	(62,335)
Cash flows from financing activities:
Redemption of operating partnership units for cash	(342)	—
Proceeds from unsecured credit facility	38,000	20,000
Repayment of unsecured credit facility	(96,500)	(99,300)
Proceeds from unsecured term loans	50,000	25,000
Repayment of mortgage notes payable	(1,101)	(1,045)
Payment of loan fees and costs	(1,169)	(1,473)
Dividends and distributions	(18,838)	(11,289)
Proceeds from sales of common stock	77,568	117,539
Offering costs	(1,270)	(5,149)
Restricted cash - escrow for dividends	—	(1,553)
Net cash provided by financing activities	46,348	42,730
Increase (decrease) in cash and cash equivalents	22,036	(7,026)
Cash and cash equivalents—beginning of period	6,690	19,006
Cash and cash equivalents—end of period	$28,726	$11,980

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial operating company focused on the acquisition, ownership and management of single-tenant net-leased industrial buildings throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its 2011 tax year. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company intends to continue to qualify as a REIT. As of March 31, 2014 and December 31, 2013, the Company owned an 87.17% and 86.65%, respectively, limited partnership interest in the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of March 31, 2014, the Company owned 212 buildings in 34 states with approximately 39.0 million square feet, consisting of 145 warehouse/distribution buildings, 47 light manufacturing buildings and 20 flex/office buildings.  The Company also owned one vacant land parcel adjacent to one of the Company’s buildings.  The Company’s buildings were 95.3% leased to 193 tenants as of March 31, 2014.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership held in the form of common units (“Noncontrolling Common Units” or “Common Units”) are reflected as noncontrolling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

Adoption of New Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  While the new guidance is not effective until annual periods beginning December 15, 2014, and interim periods within those years, companies are permitted to early adopt the provision.  The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Supplemental cash flow information
Cash paid for interest	$5,420	$4,380
Supplemental schedule of non-cash investing and financing activities
Write-off of fully depreciated tenant improvements	$(79)	$—
Write-off of accumulated depreciation	$79	$—
Non-cash investing activities included in additions of land and building improvements	$308	$(37)
Non-cash financing activities included in additions of deferred financing fees	$(144)	$—
Dividends and distributions declared but not paid	$5,818	$16,122

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of March 31, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $14 thousand and $19 thousand, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of March 31, 2014 and December 31, 2013, the Company had accrued rental revenue of $10.5 million and $9.3 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of March 31, 2014 and December 31, 2013, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

As of March 31, 2014 and December 31, 2013, the Company had a total of approximately $4.8 million and $4.9 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $2.9 million and $3.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans on a basis which approximates the effective interest method.  Any unamortized amounts upon early repayment of debt are written off in the period of repayment. During the three months ended March 31, 2014 and March 31, 2013, amortization of deferred financing fees included in interest expense was $0.3 million and $0.3 million, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their buildings’ insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.  The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.5 million and $2.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three months ended March 31, 2014 and March 31, 2013.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.2 million and $0.1 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2014 and the year ended December 31, 2013:

Three Months Ended March 31, 2014

Property Location	Date Acquired	Square Feet	Buildings
Allentown, PA	2/27/2014	289,900	1
Nashua, NH	2/28/2014	337,391	1
Strongsville, OH	3/14/2014	161,984	1
Columbus, OH	3/26/2014	186,000	1
Total		975,275	4

Year Ended December 31, 2013

Property Location	Date Acquired	Square Feet	Buildings
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
Mishawaka, IN	4/5/2013	308,884	1
Southfield, MI(1)	4/9/2013	113,000	1
Houston, TX	4/9/2013	201,574	1
Idaho Falls, ID	4/11/2013	90,300	1
Mt. Prospect, IL	5/14/2013	87,380	1
Williamsport, PA	5/31/2013	250,000	1
Belvidere, IL	6/19/2013	1,006,960	8
Kentwood, MI	6/26/2013	85,157	1
Marshall, MI	6/26/2013	57,025	1
Nashville, TN	7/18/2013	150,000	1
Catoosa, OK	7/31/2013	100,100	1
New Berlin, WI	8/16/2013	205,063	1
Hampstead, MD	8/21/2013	1,035,249	1
New Hope, MN	9/20/2013	107,348	1
Springfield, OH	9/26/2013	350,500	1
Orlando, FL	10/8/2013	215,900	1
North Jackson, OH	11/6/2013	209,835	1
Mebane, NC	11/14/2013	383,500	1
Shannon, GA	11/26/2013	568,516	1
Lansing, MI	12/11/2013	160,000	1
Harvard, IL	12/17/2013	126,304	1
Sauk Village, IL	12/17/2013	375,785	1
South Holland, IL	12/17/2013	202,902	1
Mascot, TN	12/19/2013	130,560	1
Janesville, WI	12/27/2013	700,000	1
Total		9,028,388	39

(1)         The Company also owns a 5.4 acre vacant land parcel adjacent to this building.

The following table (in thousands) summarizes the allocation of the consideration paid during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, for the acquired assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the tables above:

	Three months Ended March 31, 2014	Weighted Average Amortization Period (years) Lease Intangibles	Year Ended December 31, 2013	Weighted Average Amortization Period (years) Lease Intangibles
Land	$4,373	N/A	$31,310	N/A
Buildings	23,134	N/A	223,420	N/A
Tenant improvements	599	N/A	2,526	N/A
Building and land improvements	1,262	N/A	9,133	N/A
Above market leases	590	6.2	8,219	5.8
Below market leases	(1,309)	4.8	(2,538)	7.2
In-place leases	5,648	5.0	50,005	5.8
Tenant relationships	2,611	7.7	21,257	8.2
Net assets acquired	$36,908		$343,332

As partial consideration for eight buildings acquired on June 19, 2013, the Company granted 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million based on the Company’s New York Stock Exchange (“NYSE”) closing stock price on June 19, 2013.  The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. The remaining purchase price of approximately $40.1 million was paid in cash.

The Company has included the results of operations for each of the four buildings acquired in its Consolidated Statements of Operations from the date of acquisition.  The properties acquired during the three months ended March 31, 2014 contributed $0.3 million to total revenue and $(0.5) million to net income, including property acquisition costs of $0.4 million related to the acquisition of four buildings, during the three months ended March 31, 2014.

The following tables set forth pro forma information for the three months ended March 31, 2014 and March 31, 2013.  The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

Pro Forma	Three months ended March 31, 2014 (in thousands, except share data) (1)
Total revenue	$40,519
Net income (2)	$774
Net loss attributable to common stockholders	$(1,763)
Weighted average shares outstanding	45,139,481
Loss per share attributable to common stockholders	$(0.04)

Pro Forma	Three months ended March 31, 2013 (in thousands, except share data) (3)
Total revenue	$32,410
Net loss (2)	$(170)
Net loss attributable to common stockholders	$(1,560)
Weighted average shares outstanding	40,514,942
Loss per share attributable to common stockholders	$(0.04)

(1)                                 The pro forma information for the three months ended March 31, 2014 is presented as if the acquisition of the buildings acquired during the three months ended March 31, 2014 had occurred at January 1, 2013, the beginning of the reporting period prior to acquisition.

(2)                                 The net income for the three months ended March 31, 2014 excludes $0.4 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2014, and the net loss for the three months ended March 31, 2013 was adjusted to include these acquisition costs.  Net loss for the three months ended March 31, 2013 excludes $0.4 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2013.

(3)                                 The pro forma information for the three months ended March 31, 2013 is presented as if the acquisition of the buildings acquired during the three months ended March 31, 2014 and the buildings acquired during the three months ended March 31, 2013 had occurred at January 1, 2013 and January 1, 2012, respectively, the beginning of the reporting period prior to acquisition.

On March 25, 2014, the Company sold a 15,085 square feet warehouse/distribution building located in Lexington, VA.  The carrying value of the building prior to sale was $0.4 million.  The sales price was $0.5 million and the Company received net proceeds of $0.5 million.  A gain on sale of real estate of $50 thousand was recognized at closing under the full accrual method of gain recognition.  As the sale of this property did not represent a strategic shift by the Company, it has not been reflected as part of discontinued operations.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
In-place leases	$146,034	$142,518
Less: Accumulated amortization	(55,999)	(49,756)
In-place leases, net	90,035	92,762
Above market leases	57,635	57,283
Less: Accumulated amortization	(19,085)	(17,232)
Above market leases, net	38,550	40,051
Tenant relationships	79,490	77,260
Less: Accumulated amortization	(21,230)	(18,693)
Tenant relationships, net	58,260	58,567
Leasing commissions	33,997	33,107
Less: Accumulated amortization	(10,661)	(9,520)
Leasing commissions, net	23,336	23,587
Total deferred leasing intangibles, net	$210,181	$214,967

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Below market leases	$12,400	$11,434
Less: Accumulated amortization	(4,757)	(4,520)
Total deferred leasing intangibles, net	$7,643	$6,914

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $11.5 million and $9.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  Rental income, inclusive of results from discontinued operations, related to net amortization of above and below market leases decreased by $1.5 million and $1.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
Remainder of 2014	$31,971	$4,318
2015	34,580	6,013
2016	28,122	5,428
2017	22,073	4,074
2018	16,438	3,091

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans and the Unsecured Credit Facility (each defined below) are generally due in monthly installments of interest.

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Term Loans and Unsecured Credit Facility as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of March 31, 2014	Principal outstanding as of December 31, 2013	Current Maturity
Sun Life (2)	6.05%	$3,750	$3,817	Jun-1-2016
Webster Bank (3)	4.22%	5,795	5,834	Aug-4-2016
Bank of America Unsecured Credit Facility (4)	LIBOR + 1.45%	22,000	80,500	Sept-10-2016
Union Fidelity (5)	5.81%	6,462	6,551	Apr-30-2017
Webster Bank (6)	3.66%	3,099	3,121	May-29-2017
Webster Bank (7)	3.64%	3,338	3,360	May-31-2017
Bank of America Unsecured Term Loan (8)	LIBOR + 1.40%	150,000	150,000	Sept-10-2017
CIGNA-1 Facility (9)	6.50%	58,673	58,874	Feb-1-2018
CIGNA-2 Facility (10)	5.75%	59,763	59,990	Feb-1-2018
CIGNA-3 Facility (11)	5.88%	16,822	16,879	Oct-1-2019
Wells Fargo Unsecured Term Loan A (12)	LIBOR + 2.15%	150,000	100,000	Feb-14-2020
Wells Fargo Unsecured Term Loan B (13)	LIBOR +1.70%	—	—	Mar-21-2021
Wells Fargo CMBS Loan (14)	4.31%	66,762	67,165	Dec-1-2022
		$546,464	$556,091

(1)                                 Current interest rate as of March 31, 2014.  At March 31, 2014 and December 31, 2013, the one-month LIBOR rate was 0.1520% and 0.1677%, respectively.

(2)                                 This loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.2 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively.

(3)                                 This loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA.  The property is collateral for this loan.

(4)                                 The spread over LIBOR for this Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage. The spread was 1.45% as of March 31, 2014 and December 31, 2013.  The Company paid unused fees of $0.1 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The borrowing capacity as of March 31, 2014 was $178.0 million, assuming current leverage levels.

(5)                                This loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building.  The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.1 million as of March 31, 2014 and December 31, 2013, respectively.

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

(8)                                 This Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio. The spread was 1.40% as of March 31, 2014 and December 31, 2013. The Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012 (see Note 6 for further details).  There was no remaining borrowing capacity as of March 31, 2014.

(9)                                 This Connecticut General Life Insurance Company (“CIGNA”) credit facility originally was entered into in July 2010 (the “CIGNA-1 Facility”), which loan has various buildings serving as collateral and has no remaining borrowing capacity as of March 31, 2014.

(10)                          This CIGNA credit facility originally was entered into in October 2010 (the “CIGNA-2 Facility”), which loan has various buildings serving as collateral and has a remaining borrowing capacity of approximately $2.9 million as of March 31, 2014, subject to customary terms and conditions, including underwriting.

(11)                          This CIGNA credit facility originally was entered into on July 8, 2011 (“CIGNA-3 Facility”), which loan has various buildings serving as collateral. The CIGNA-3 Facility has a remaining borrowing capacity of approximately $47.9 million as of March 31, 2014, subject to customary terms and conditions, including underwriting.

(12)                          This Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan (“Wells Fargo Unsecured Term Loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on the Company’s consolidated leverage. The spread was 2.15% as of March 31, 2014 and December 31, 2013.  As of March 31, 2014, the Company swapped one-month LIBOR for a fixed rate on $125.0 million of the $150.0 million capacity on the unsecured term loan (see Note 6 for further details).  There was no remaining borrowing capacity as of March 31, 2014 as the Company drew upon the remaining $50.0 million on January 31, 2014.  During the three months ended March 31, 2014 and March 31, 2013, the Company incurred an unused commitment fee of $14 thousand and $56 thousand, respectively.

(13)                          This Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on the Company’s consolidated leverage. The spread was 1.70% as of March 31, 2014.

(14)                          This Wells Fargo loan (“CMBS Loan”) was entered into on November 8, 2012 and is a non-recourse loan with 28 buildings serving as collateral.

On March 21, 2014, the Company closed the Wells Fargo Unsecured Term Loan B, a $150.0 million unsecured term loan with Wells Fargo with a maturity date of March 21, 2021.  Borrowings under the Wells Fargo Unsecured Term Loan B bear interest at a floating rate equal to the one-month LIBOR plus a spread that will range from 1.70% and 2.30%, based on the Company’s consolidated leverage ratio.  The Wells Fargo Unsecured Term Loan B has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company incurred $1.2 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan B, which will be amortized over its seven year term. The Company also incurred an annual fee of $50 thousand to be amortized over one year.  The Company has one year from the closing date to draw the funds. As of March 31, 2014, the Company has not drawn funds on this unsecured term loan. The Wells Fargo Unsecured Term Loan B has an unused commitment fee equal to 0.225% of its unused portion, which is paid monthly in arrears.  The unused commitment fee begins to accrue on May 21, 2014.  During the period March 21, 2014 to March 31, 2014, the Company did not incur an unused commitment fee.

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility, the Bank of America Unsecured Term Loan, Wells Fargo Unsecured Term Loan A and the Wells Fargo Unsecured Term Loan B (collectively, the Bank of America Unsecured Term Loan, Wells Fargo Unsecured Term Loan A and the Wells Fargo Unsecured Term Loan B are the “Unsecured Term Loans”) is subject to its ongoing compliance with a number of customary financial covenants, including:

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

The Credit Facility and Unsecured Term Loans contain financial and operating covenants and restrictions. The Company was in compliance with all such applicable restrictions and financial covenants as of March 31, 2014. In the event of a default under the Unsecured Credit Facility or Unsecured Term Loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

Each of the Sun Life loan, the Webster Bank loans, the Union Fidelity loan, the CIGNA-1 Facility, the CIGNA-2 Facility, the CIGNA-3 Facility and the CMBS Loan have specific properties and assignments of rents from leases on the properties, that are collateral for these loans. The acquisition costs of these properties were financed by the loans and by collateral assignments of the specific leases and rents. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of March 31, 2014 and December 31, 2013. The 21 properties held as collateral for the CIGNA-1, CIGNA-2, and CIGNA-3 facilities are cross-defaulted and cross-collateralized, among the respective facilities.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.55% to 5.24% and 1.57% to 5.24% at March 31, 2014 and December 31, 2013, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$224,464	$228,989	$225,591	$228,996
Unsecured Credit Facility	$22,000	$22,000	$80,500	$80,500
Bank of America Unsecured Term Loan	$150,000	$148,907	$150,000	$148,781
Wells Fargo Unsecured Term Loan A	$150,000	$148,778	$100,000	$97,302

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

The following table details the Company’s outstanding interest rate swaps as of March 31, 2014 (collectively, the “Unsecured Term Loan Swaps”) (in thousands):

Interest Rate Derivative	Trade Date	Notional Amount		Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-14-2012	$10,000	(1)	0.7975%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-20-2012	$25,000	(1)	0.7525%	One-month LIBOR	September 10, 2017
Interest rate swap	Sept-24-2012	$25,000	(1)	0.727%	One-month LIBOR	September 10, 2017
Interest rate swap	March-1-2013	$25,000	(2)	1.33%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$25,000	(2)	1.703%	One-month LIBOR	February 14, 2020
Interest rate swap	June-13-2013	$50,000	(2)	1.681%	One-month LIBOR	February 14, 2020
Interest rate swap	Sept-30-2013	$25,000	(2)	1.9925%	One-month LIBOR	February 14, 2020

(1) Fixes the interest rate of the Bank of America Unsecured Term Loan

(2) Fixes the interest rate of the Wells Fargo Unsecured Term Loan A

The fair value of the interest rate swaps outstanding as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	Balance Sheet Location	Notional Amount March 31, 2014	Fair Value March 31, 2014	Notional Amount December 31, 2013	Fair Value December 31, 2013
Unsecured Term Loan Swaps	Interest Rate Swaps-Asset	$200,000	$2,940	$225,000	$3,924
Unsecured Term Loan Swaps	Interest Rate Swaps-Liability	$25,000	$(98)	$—	$—

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and March 31, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2014 and March 31, 2013, respectively:

	STAG Industrial, Inc.
	Three months ended March 31, 2014	Three months ended March 31, 2013
Amount of loss recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$1,666	$154
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$584	$165
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of March 31, 2014, the fair values of ten of eleven of the Company’s interest rate swaps were in an asset position of $3.1 million and one interest rate swap was in a liability position of $0.1 million, excluding any adjustment for nonperformance risk related to these agreements.  Accrued interest expense for all eleven swaps was $0.2 million as of March 31, 2014.  As of March 31, 2014, the Company has not posted any collateral related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $0.1 million and $35 thousand, respectively, as of March 31, 2014. If the Company had breached any of its provisions at March 31, 2014, it could have been required to settle its obligations under the agreement of the interest rate swap in a liability position at its termination value of $0.1 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of March 31, 2014 and December 31, 2013, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements as of March 31, 2014 Using:
	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets (liabilities):
Interest Rate Swaps	$2,940	$—	$2,940	$—
Interest Rate Swaps	$(98)	$—	$(98)	$—

		Fair Value Measurements as of December 31, 2013 Using:
	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Interest Rate Swaps	$3,924	$—	$3,924	$—

7. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares (including 360,000 shares issued pursuant to the full exercise of the underwriters’ option) of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share.  On April 16, 2013, the Company completed an underwritten public offering of 2,800,000 shares (including 300,000 shares issued pursuant to the full exercise of the underwriters’ option) of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share.  Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series A Preferred Stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series A Preferred Stock and Series B Preferred Stock have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock and Series B Preferred Stock prior to November 2, 2016 and April 16, 2018, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control (as defined in the articles supplementary for the Series A Preferred Stock and Series B Preferred Stock).

The table below sets forth the dividends attributable to the Series A Preferred Stock during the three months ended March 31, 2014 and the year ended December 31, 2013:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
March 31	February 21, 2014	$0.5625	March 31, 2014
Total 2014		$0.5625

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.5625	December 31, 2013
September 30	August 2, 2013	0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$2.25

The table below sets forth the dividends attributable to the Series B Preferred Stock during the three months ended March 31, 2014 and the year ended December 31, 2013:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
March 31	February 21, 2014	$0.4140625	March 31, 2014
Total 2014		$0.4140625

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.4140625	December 31, 2013
September 30	August 2, 2013	0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013
Total 2013		$1.1731750

Common Stock

During the three months ended March 31, 2014, the Company sold 472,195 shares of common stock, respectively, under its “at the market” stock offering program that commenced on December 14, 2012 (“2012 ATM”). During the three months ended March 31, 2014, the Company received net proceeds of $10.2 million, reflecting gross proceeds of $10.4 million, net of the sales agents’ fees of approximately $0.2 million. The Company used the net proceeds for acquisitions and general corporate purposes.  As of March 31, 2014, there was approximately $4.5 million of common stock available to be sold under the 2012 ATM.

On March 10, 2014, the Company established a new “at the market” (“2014 ATM”) stock offering program through which it may sell from time to time up to an aggregate of $150.0 million of its common stock through sales agents.  During the period March 10, 2014 through March 31, 2014, the Company sold 2,959,264 shares of common stock under its 2014 ATM resulting in net proceeds of $66.2 million, reflecting gross proceeds of $67.2 million, net of the sales agents’ fees of approximately $1.0 million.  The Company used the net proceeds for acquisitions, repayment of debt, and general corporate purposes. As of March 31, 2014, there was approximately $82.8 million of common stock available to be sold under the 2014 ATM.

The table below sets forth the dividends attributable to the common stock during the three months ended March 31, 2014 and the year ended December 31, 2013:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended March 31	December 18, 2013	$0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.315

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month ended December 31	September 24, 2013	$0.10	January 15, 2014
Month ended November 30	September 24, 2013	0.10	December 16, 2013
Month ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter ended March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$1.20

On February 21, 2014, the Company’s board of directors declared the common stock dividend for the months ended April, 30, May 31, 2014, and June 30, 2014 at a monthly rate of $0.105 per share.

All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or chairmen of various committees during 2014 and 2013. The shares of common stock are issued to the independent directors pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”).  The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during quarters ended in 2014 and 2013 as below:

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
March 31	April 15, 2014	3,471	$83,000
Total 2014		3,471	$83,000

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
December 31	January 15, 2014	2,554	$52,000
September 30	October 15, 2013	2,607	53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		10,181	$210,000

Restricted Stock-Based Compensation

On January 2, 2014, the Company granted 103,149 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value of $2.1 million (based on the Company’s NYSE closing stock price on January 2, 2014 of $20.13 per share).

During the three months ended March 31, 2014 and March 31, 2013, 37,228 and 17,205 shares of restricted common stock had vested with a fair value of $0.8 million and $0.3 million, respectively.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.3 million and $0.2 million in non-cash compensation expense for the three months ended March 31, 2014 and March 31, 2013, respectively. Unrecognized compensation expense for the remaining life of the awards was $4.3 million and $2.5 million as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, there were 12,755 and 11,540 forfeitures of shares of restricted common stock, respectively.

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of March 31, 2014, noncontrolling interests consisted of 6,283,397 Common Units and 823,888 LTIP units, which in total represented an approximately 12.83% limited partnership interest in the Operating Partnership.  As of December 31, 2013, noncontrolling interests consisted of 6,299,186 Common Units and 599,464 LTIP units, which in total represented an approximately 13.35% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Common Units

Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Common Units have the right to cause the Operating Partnership to redeem any or all of their Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. All Common Units will receive the same monthly distribution as the per share dividends on common stock. During the three months ended March 31, 2014, 15,789 Common Units were redeemed for $0.3 million.  During the three months ended March 31, 2013 there were no redemptions of Common Units.

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

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership. LTIP units, which the Company grants either as free-standing awards or together with other awards under the 2011 Plan, are valued by reference to the value of the Company’s common stock, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Noncontrolling Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Noncontrolling Common Unit.  As of March 31, 2014, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Noncontrolling Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Noncontrolling Common Units, which equal per share dividends on common stock.

On January 2, 2014, the Company granted a total of 203,691 LTIP units to certain executive officers and 20,733 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $4.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40%, a risk-free interest rate of 0.79%, an expected annual dividend yield of 6.0% and terms of ten years.

On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and a term of ten years.

During the three months ended March 31, 2014 and March 31, 2013, there were no LTIP units redeemed for Noncontrolling Common Units.  During the three months ended March 31, 2014 and March 31, 2013, 41,181 and 29,963 LTIP units had vested with fair values of $1.0 million and $0.6 million, respectively.  The Company recognized $0.6 million and $0.4 million in non-cash compensation expense for the three months ended March 31, 2014 and March 31, 2013, respectively. Unrecognized compensation expense was $8.9 million and $5.2 million at March 31, 2014 and December 31, 2013, respectively, and is included in additional paid-in capital on the accompanying Consolidated Balance Sheets.

9. Earnings Per Share

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three months ended March 31, 2014 and March 31, 2013, there were 279,659 and 229,368, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the 2011 Outperformance Program (the “OPP”) are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of March 31, 2014 and March 31, 2013, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2014 and March 31, 2013 as they were anti-dilutive. In no event will the 2011 OPP awards be earned and paid out unless the absolute and relative performance thresholds are met on September 20, 2014.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands, except share data).

Three months ended March 31, 2014
Numerator
Net loss from continuing operations	$(29)
Add: gain on sale of real estate	50
Less: preferred stock dividends	2,712
Less: amount allocable to unvested restricted stockholders	88
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(364)
Loss from continuing operations available to common stockholders	$(2,415)
Denominator
Weighted average common shares outstanding—basic and diluted	45,139,481
Loss per share—basic and diluted	$(0.05)

Three months ended March 31, 2013
Numerator
Net loss from continuing operations	$(547)
Less: preferred stock dividends	1,553
Less: amount allocable to unvested restricted stockholders	69
Less: noncontrolling interest after preferred stock dividends allocable to continuing operations	(283)
Loss from continuing operations available to common stockholders	$(1,886)
Income attributable to discontinued operations	$129
Less: noncontrolling interest allocable to discontinued operations	18
Income from discontinued operations available to common stockholders	$111
Denominator
Weighted average common shares outstanding—basic and diluted	40,514,942
Loss from continuing operations attributable to common stockholders	$(0.04)
Income from discontinued operations attributable to common stockholders	$0.00
Loss per share—basic and diluted	$(0.04)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At March 31, 2014 and December 31, 2013, the fair value of the incentive fee was zero.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of rental income for the three months ended March 31, 2014 and March 31, 2013.

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

The following non-recognized subsequent events are noted:

On April 16, 2014, the Company entered into a Note Purchase Agreement (“NPA”) for a new $100.0 million private placement by the Operating Partnership of senior unsecured notes consisting of $50.0 million with a 10 year term (“Series A 10 Year Unsecured Notes”) and $50.0 million with a 12 year term (“Series B 12 Year Unsecured Notes).  Borrowings under the notes will bear interest at a fixed rate of 4.98% and are expected to be drawn on July 1, 2014 for the Series B 12 Year Unsecured Notes and October 1, 2014 for the Series A 10 Year Unsecured Notes, subject to customary closing conditions.

On February 7, 2014, Gregory W. Sullivan, Chief Financial Officer, Executive Vice President and Treasurer of the Company since its initial public offering in 2011, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a Consulting Agreement pursuant to which Mr. Sullivan will act as a Senior Financial Advisor to the Company for one year.  The Company has reviewed the accounting for this transaction and will be incurring approximately $2.8 million of general and administrative expense on April 28, 2014 related to this transaction. This additional expense relates to the acceleration of Mr. Sullivan’s LTIP units and his share of the OPP.  Additionally, this expense includes Mr. Sullivan’s salary, bonus and other benefits that will be provided to him during the term of his Consulting Agreement.

On May 5, 2014, the Company’s board of directors approved a 5% increase in the Company’s monthly common stock dividend from $0.105 per share to $0.11 per share commencing with the July 2014 dividend.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2013, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The consolidated financial statements for the three months ended March 31, 2014 and March 31, 2013 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (“operating partnership”) and our subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital).  Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•                  the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

As of March 31, 2014, we owned 212 buildings in 34 states with approximately 39.0 million square feet, consisting of 145 warehouse/distribution buildings, 47 light manufacturing buildings and 20 flex/office buildings.  We also owned one vacant land parcel adjacent to one of our buildings.  Our buildings were 95.3% leased to 193 tenants, with no single tenant accounting for more than 2.7% of our total annualized rent and no single industry accounting for more than 12.8% of our total annualized rent.  As used herein, the definition of annualized rent is the contractual monthly base rent as of March 31, 2014 multiplied by 12.  If a tenant is in a free rent period as of March 31, 2014, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  On April 20, 2011, we completed our formation transactions and became a public company.  At March 31, 2014, we owned an 87.17% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Outlook

The lack of speculative development in our markets may improve occupancy levels and rental rates in our owned portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive “spread investing” basis. In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing accessible by mid-sized companies.  Additionally, based on various real estate publications, the outlook for the industrial real estate sector is positive as the United States economy continues to improve and as retailers and manufacturers have made the shortening of the supply chain their top priority for the foreseeable future.

Rental Revenue

We receive income primarily from rental revenue from our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space. As of March 31, 2014, our buildings were approximately 95.3% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our buildings. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. As of March 31, 2014, we had approximately 1.8 million rentable square feet of currently available space in our buildings. Of the 0.9 million square feet of leases that have expired during the three months ended March 31, 2014, we have renewed 0.7 million square feet of leases, resulting in a 75.4% tenant retention rate as of March 31, 2014.  As of March 31, 2014, for the period April 1, 2014 through March 31, 2015, two of our top ten leases based on March 31, 2014 annualized revenue will be expiring.  The first tenant has two leases with one of the leases scheduled to expire on December 31, 2014.  The other tenant has one lease that is scheduled to expire on December 31, 2014.  As of March 31, 2014, our leasing team has been in preliminary discussions on possible renewals for these tenants.

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

Comparison of three months ended March 31, 2014 to the three months ended March 31, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On January 1, 2013, we owned 172 buildings including 112 warehouse/distribution buildings, 39 light manufacturing buildings and 21 flex/office buildings.  Subsequent to January 1, 2013, we sold three buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 169 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 1.2% to 93.9% as of March 31, 2014 compared to 95.1% as of March 31, 2013.  The results of operations from acquisitions relates to the 43 buildings acquired after January 1, 2013 for an aggregate cost of approximately $380.2 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2014 and March 31, 2013 with respect to the buildings acquired and disposed of after January 1, 2013.  In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014.  The Lexington, VA building that was sold on March 25, 2014 did not meet the definition of a discontinued operation under this new definition and is therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions		Dispositions		Total Portfolio
	Three months ended				Three months ended		Three months ended		Three months ended
	March 31, 2014	March 31, 2013	Change	% Change	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	Change	% Change

Revenue
Operating revenue
Rental income	$25,414	$25,574	$(160)	-0.6%	$8,688	$342	$16	$18	$34,118	$25,934	$8,184	31.6%
Tenant recoveries	3,805	3,612	193	5.3%	1,610	46	1	—	5,416	3,658	1,758	48.1%
Other income (1)	37	137	(100)	-73.0%	3	—	—	—	40	137	(97)	-70.8%
Total operating revenue	29,256	29,323	(67)	-0.2%	10,301	388	17	18	39,574	29,729	9,845	33.1%
Expenses
Operating expenses
Property	3,321	2,684	637	23.7%	720	12	9	—	4,050	2,696	1,354	50.2%
Real estate taxes and insurance	2,739	2,584	155	6.0%	1,195	44	1	—	3,935	2,628	1,307	49.7%
Total operating expenses	6,060	5,268	792	15.0%	1,915	56	10	—	7,985	5,324	2,661	50.0%
Net operating income (2)	$23,196	$24,055	$(859)	-3.6%	$8,386	$332	$7	$18	$31,589	$24,405	$7,184	29.4%
Other expenses (income)
General and administrative									5,475	4,506	969	21.5%
Asset management fees income									(169)	(259)	90	-34.7%
Property acquisition costs									559	575	(16)	-2.8%
Depreciation and amortization									19,854	15,398	4,456	28.9%
Other expenses									237	85	152	178.8%
Total other expenses (income)									25,956	20,305	5,651	27.8%
Total expenses									33,941	25,629	8,312	32.4%

Other income (expense)
Interest income									4	3	1	33.3%
Interest expense									(5,666)	(4,650)	(1,016)	21.8%
Total other income (expense)									(5,662)	(4,647)	(1,015)	21.8%
Discontinued operations
Income attributable to discontinued operations									—	129	(129)	-100.0%
Total income attributable to discontinued operations									$—	$129	$(129)	-100.0%
Gain on sale of real estate									$50	$—	$50	100.0%
Net income (loss)									$21	$(418)	$439	105.0%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(364)	(265)	(99)	37.4%
Net income (loss) attributable to STAG Industrial, Inc.									$385	$(153)	$538	-351.6%

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

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.2 million or 0.6% to $25.4 million for the three months ended March 31, 2014 compared to $25.6 million for the three months ended March 31, 2013.  Approximately $0.8 million of the change was primarily attributable to tenants downsizing their spaces and vacancies.  These decreases were offset by $0.4 million of rental increases due to tenant expansions and new leases.  There was also a net increase of $0.1 million primarily related to changes in rental rates on lease renewals.  Same store rental income also increased $0.1 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries increased by $0.2 million or 5.3% to $3.8 million for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013.  Approximately $0.3 million of the increase related to several properties that incurred increased utility usage and snow removal due to the harsh winter conditions in 2014. This was offset by approximately $0.1 million decrease primarily related to a real estate tax abatement.

Same store other income decreased by $0.1 million or 73.0% to $37 thousand for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013.  During the three months ended March 31, 2013, we received a reimbursement of $51 thousand for make ready repair costs from a tenant that previously vacated and $31 thousand related to a settlement received from a prior tenant for reimbursement of damages under the lease agreement, which resulted in a higher same store other income during the three months ended March 31, 2013.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.8 million or 15.0% to $6.1 million for the three months ended March 31, 2014 compared to $5.3 million for the three months ended March 31, 2013.  The increase was primarily attributable to an increase of $0.5 million related to the increased utility usage and snow removal costs due to the harsh winter conditions in 2014.  There was also an increase of $0.1 million related to repair and maintenance expenses.  Real estate taxes and insurance increased by $0.2 million across several properties primarily due to increases in real estate tax rates and increases in insurance expense related to properties that were previously under vacant property insurance policies and are now occupied.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $5.7 million or 27.8% for the three months ended March 31, 2014 to $26.0 million compared to $20.3 million for the three months ended March 31, 2013.  The increase was primarily related to an increase of $4.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $1.0 million increase in general and administrative expenses related to rental expense for our new principal executive offices that we began to occupy on January 27, 2014 as well as the increase in payroll and other costs related to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income and interest expense.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $1.0 million, or 21.8%, to $5.7 million for the three months ended March 31, 2014 compared to $4.6 million for the three months ended March 31, 2013.  The increase was attributable to a $1.0 million increase in interest expense primarily as a result of the Wells Fargo unsecured term loan A (as defined in Indebtedness Outstanding below) entered into on February 14, 2013, which was not outstanding nor fully drawn upon for approximately half of the three months ended March 31, 2013.

Total Loss Attributable to Discontinued Operations

The total loss attributable to discontinued operations decreased by $0.1 million, or 100%, to $0 for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013.  The loss attributable to discontinued operations reflects the results of operations during the three months ended March 31, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013.  As previously mentioned, the only building sold in 2014 was not classified as a discontinued operation as a result of our early adopting ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Gain on sale of real estate

The total gain on sale of real estate increased by $0.1 million, or 100.0%, to $0.1 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.  The gain on sale of real estate is related to the property located in Lexington, VA that was sold during the three months ended March 31, 2014 and the early adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as referenced above.

Total Net Income (Loss)

The total net income (loss) increased by $0.4 million, or 105.0%, to net income of $21 thousand for the three months ended March 31, 2014 compared to a net loss of $0.4 million for the three months ended March 31, 2013. The increase is attributable to all of the aforementioned factors.

Cash Flows

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

The following table summarizes our cash flows for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	Change	% Change
Cash provided by operating activities	$14,528	$12,579	$1, 949	15.5%
Cash used in investing activities	38,840	62,335	(23,495)	-37.7%
Cash provided by financing activities	46,348	42,730	3,618	8.5%

Net cash provided by operating activities.  Net cash provided by operating activities increased $1.9 million to $14.5 million for the three months ended March 31, 2014 compared to $12.6 million for the three months ended March 31, 2013. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had net income of $21 thousand for the three months ended March 31, 2014 compared to a net loss of $0.4 million for the three months ended March 31, 2013, but after adjusting the net income (loss) to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $4.9 million. This is primarily a result of adding back depreciation and amortization of $19.9 million during the three months ended March 31, 2014 compared to $15.6 million during the three months ended March 31, 2013.

Net cash used in investing activities.  Net cash used in investing activities decreased by $23.5 million to $38.8 million for the three months ended March 31, 2014 compared to $62.3 million for the three months ended March 31, 2013.  The change is primarily attributable to the acquisition of four buildings with an aggregate purchase price of $36.9 million during the three months ended March 31, 2014 compared to the acquisition of seven buildings with an aggregate purchase price of $60.5 million during the three months ended March 31, 2013.

Net cash provided by financing activities.  Net cash provided by financing activities increased $3.6 million to $46.3 million for the three months ended March 31, 2014 compared to $42.7 million for the three months ended March 31, 2013.  The change is attributable to an increase of $18.0 million in proceeds from the unsecured credit facility, an increase of $25.0 million in proceeds from the unsecured term loans and is offset by a decrease of $40.0 million in proceeds from sales of common stock in comparison to prior periods.  Additionally, the change is also attributable to an increase in dividends and distributions paid of $7.5 million as a result of the increased number of shares and units outstanding as well as a $0.04 increase in the dividend paid per share during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Dividends and distributions also increased by $1.2 million as a result of the Series B Preferred Stock issued on April 16, 2013. The remaining overall increase is due to a decrease of $3.9 million of offering costs, a decrease of $1.6 million of restricted cash and a decrease of $2.8 million of the repayment of the unsecured credit facility for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we sold 472,195 shares of common stock, respectively, under our “at the market” stock offering program that commenced on December 14, 2012 (“2012 ATM”) resulting in net proceeds of $10.2 million, reflecting gross proceeds of $10.4 million, net of the sales agents’ fees of approximately $0.2 million. We used the net proceeds for acquisitions and general corporate purposes.  As of March 31, 2014, there was approximately $4.5 million of common stock available to be sold under the 2012 ATM.

On March 10, 2014, we established a new “at the market” stock offering program (“2014 ATM”) through which we may sell from time to time up to an aggregate of $150.0 million of our common stock through sales agents.  During the period March 10, 2014 through March 31, 2014, we sold 2,959,264 shares of common stock under the 2014 ATM resulting in net proceeds of $66.2 million, reflecting gross proceeds of $67.2 million, net of the sales agents’ fees of approximately $1.0 million.  We used the net proceeds for acquisitions, repayment of debt, and general corporate purposes. As of March 31, 2014, there was approximately $82.8 million of common stock available to be sold under the 2014 ATM.

As partial consideration for eight buildings acquired on June 19, 2013, we granted 555,758 common units in the operating partnership with a fair value of approximately $11.5 million based on the NYSE closing stock price on June 19, 2013.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units.  The remaining purchase price of approximately $40.1 million was paid in cash.

Subsequent to March 31, 2014, 5,087,497 common units were redeemed on a one-for-one basis for shares of common stock.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions on our common stock during the three months ended March 31, 2014:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended March 31	December 18, 2013	$0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.315

On February 21, 2014, our board of directors declared the common stock dividend for the months ended April 30, 2014, May 31, 2014 and June 30, 2014 at a monthly rate of $0.105 per share.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  The table below sets forth the dividends on the Series A Preferred Stock during the three months ended March 31, 2014:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
March 31	February 21, 2014	$0.5625	March 31, 2014
Total 2014		$0.5625

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series B Preferred Stock during the three months ended March 31, 2014:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
March 31	February 21, 2014	$0.4140625	March 31, 2014
Total 2014		$0.4140625

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

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of March 31, 2014 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Sun Life(2)	$3,750	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,795	Fixed	4.22%		Aug-4-2016
Bank of America unsecured credit facility	22,000	Variable	LIBOR + 1.45	%(4)	Sept-10-2016
Union Fidelity(5)	6,462	Fixed	5.81%		Apr-30-2017
Webster Bank(6)	3,099	Fixed	3.66%		May-29-2017
Webster Bank(7)	3,338	Fixed	3.64%		May-31-2017
Bank of America unsecured term loan(8)	150,000	Variable	LIBOR + 1.40%		Sept-10-2017
CIGNA-1 facility(9)	58,673	Fixed	6.50%		Feb-1-2018
CIGNA-2 facility(10)	59,763	Fixed	5.75%		Feb-1-2018
CIGNA-3 facility(11)	16,822	Fixed	5.88%		Oct-1-2019
Wells Fargo unsecured term loan A(12)	150,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo unsecured term loan B(13)	—	Variable	LIBOR + 1.70%		Mar-21-2021
Wells Fargo CMBS loan(14)	66,762	Fixed	4.31%		Dec-1-2022
	$546,464		3.82	%(15)

(1)                                 Current interest rate as of March 31, 2014.  At March 31, 2014, the one-month LIBOR rate was 0.1520%.

(2)                                 This loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of the building located in Gahanna, OH. The property is collateral for this loan. Principal outstanding under this loan includes an unamortized fair market value premium of $0.2 million as of March 31, 2014, which is not included in the calculation of the weighted average interest rate.

(3)                                 This loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of the building located in Norton, MA. The property is collateral for this loan.

(4)                                The spread over LIBOR for this Bank of America, N.A (“Bank of America”) unsecured credit facility is based on our consolidated leverage. The spread was 1.45% as of March 31, 2014.  The borrowing capacity as of March 31, 2014 was $178.0 million, assuming current leverage levels.

(5)                                This loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of the St. Louis, MO building. The property is collateral for this loan.  The principal outstanding includes an unamortized fair market value premium of $0.1 million as of March 31, 2014, which is not included in the calculation of the weighted average interest rate.

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

(8)                                 The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered into on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio. The spread was 1.40% as of March 31, 2014.  There was no remaining borrowing capacity as of March, 31 2014. We swapped one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to “Interest Rate Risk below.”

(9)                                 The Connecticut General Life Insurance Company (“CIGNA”) credit facility was originally entered into in July 2010 (the “CIGNA-1 facility”) and has various buildings serving as collateral and has no remaining borrowing capacity.

(10)                          The CIGNA credit facility was originally entered into in October 2010 (the “CIGNA-2 facility”) has various buildings serving as collateral. As of March 31, 2014, we have approximately $2.9 million of borrowing capacity under the CIGNA-2 facility, subject to customary terms and conditions, including underwriting.

(11)                          The CIGNA credit facility was originally entered into in July 2011 (the “CIGNA-3 facility”) and has various buildings serving as collateral. As of March 31, 2014, we have approximately $47.9 million of borrowing capacity under the CIGNA-3 facility, subject to customary terms and conditions, including underwriting.

(12)                          The Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan (the “Wells Fargo unsecured term loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on our consolidated leverage. The spread was 2.15% as of March 31, 2014. As of March 31, 2014, we swapped one-month LIBOR for a fixed rate on $125.0 million of the $150.0 million capacity on the unsecured term loan. For further details refer to “Interest Rate Risk” below. There was no remaining borrowing capacity as of March 31, 2014 as we drew upon the remaining $50.0 million on January 31, 2014.

(13)                          This Wells Fargo unsecured term loan (“Wells Fargo unsecured term loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on our consolidated leverage. The spread was 1.70% as of March 31, 2014. The borrowing capacity was $150.0 million as of March 31, 2014.

(14)                          This loan with Wells Fargo was entered into on November 8, 2012 (“CMBS loan”) and is a non-recourse loan with 28 buildings serving as collateral.

(15)                          The weighted average interest rate was calculated using the swapped rate for the $225.0 million of the $300.0 million outstanding on the Bank of America unsecured term loan and the Wells Fargo unsecured term loan A.

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

Our debt is subject to certain financial and other covenants.  As of March 31, 2014, we were in compliance with the financial covenants in the credit agreement and loan agreements.

Unsecured Credit Facility and Unsecured Term Loans

Unsecured Credit Facility and Bank of America Unsecured Term Loan:  On September 10, 2012, we closed a credit agreement (“credit agreement”) for an unsecured corporate revolving credit facility of up to $200.0 million with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger (“unsecured credit facility”).  The credit agreement also provides for the $150.0 million Bank of America unsecured tern loan with a maturity date of September 10, 2017.  Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one-month Eurodollar Rate or the Base Rate (each as defined in the credit agreement) plus a spread. The spread is based on our consolidated leverage ratio and, for borrowing under the unsecured credit facility, ranges from 1.45% to 2.05% for one-month Eurodollar Rate based borrowings and from 0.45% to 1.05% for Base Rate based borrowings and, for borrowing under the unsecured term loan, ranges from 1.40% to 2.00% for Eurodollar Rate based borrowings and from 0.40% to 1.00% for Base Rate based borrowings. At March 31, 2014, the spread on the unsecured credit facility and Bank of America unsecured term loan was 1.45% and 1.40%, respectively, and the floating rate interest on $100.0 million of the $150.0 million unsecured term loan was fixed utilizing seven interest rate swaps with rates ranging from 0.727% to 0.7975%. These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).  In addition, the unused fee is 0.25% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.20% if usage is greater than or equal to 50%. We also will pay certain other customary fees and expense reimbursements.  The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee, contained in the credit agreement.

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

Wells Fargo Unsecured Term Loan A:  On February 14, 2013, we entered into a seven-year unsecured term loan agreement (“loan agreement A”) with Wells Fargo and certain other lenders. The loan agreement A provides for the Wells Fargo unsecured loan in the original principal amount of up to $150.0 million (“Wells Fargo unsecured term loan A”). Additionally, the Wells Fargo unsecured term loan A has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of loan agreement A, the Wells Fargo unsecured term loan A will mature on February 14, 2020.

The amount available for us to borrow under the Wells Fargo unsecured term loan A is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our buildings that form the borrowing base of the Wells Fargo unsecured term loan A, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in loan agreement A) then outstanding.

Borrowings under the Wells Fargo unsecured term loan A bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement A) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 2.15% to 2.70% for Eurodollar Rate based borrowings and from 1.15% to 1.70% for Base Rate based borrowings.

As of March 31, 2014, the spread on the Wells Fargo unsecured term loan A was 2.15% and the floating rate interest on $125.0 million of the $150.0 million outstanding principal balance was fixed utilizing four interest rate swaps with rates from 1.33% to 1.9925%.  These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).

Wells Fargo Unsecured Term Loan B:  On March 21, 2014 we entered into a seven-year term loan agreement (“loan agreement B”) with Wells Fargo and certain other lenders. The loan agreement B provides for the Wells Fargo unsecured loan in the original principal amount of up to $150.0 million (Wells Fargo unsecured term loan B together with the Bank of America unsecured loan and the Wells Fargo unsecured term loan A, the “unsecured term loans”). Additionally, the Wells Fargo unsecured term loan B has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of loan agreement B, the Wells Fargo unsecured term loan B will mature on March 21, 2021.

The amount available for us to borrow under the Wells Fargo unsecured term loan B is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our buildings that form the borrowing base of the Wells Fargo unsecured term loan B, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in loan agreement B) then outstanding.

Borrowings under the Wells Fargo unsecured term loan B bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement B) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.70% to 2.30% for Eurodollar Rate based borrowings and from 0.70% to 1.30% for Base Rate based borrowings.

We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan A and 0.225% of the unused portion of the Wells Fargo unsecured term loan B, which is paid monthly in arrears. The Wells Fargo unsecured term loan B unused commitment fee begins to accrue on May 21, 2014.  The Wells Fargo unsecured term loan A and the Wells Fargo unsecured term loan B have the following prepayment fees:

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

The unsecured credit facility and unsecured term loans contain financial and operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of March 31, 2014. In the event of a default under the unsecured credit facility or the unsecured term loans, our dividend distributions are limited to the minimum amount necessary for us to maintain our status as a REIT.

Events of Default:  The credit agreement, loan agreement A and loan agreement B contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross- defaults to other material debt and bankruptcy or other insolvency events.

The company and certain of our subsidiaries guarantee the obligations under the unsecured credit facility and unsecured term loans.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2014, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2014	2015 - 2016	2017 - 2018	Thereafter
Principal payments(3)	$546,202	$3,346	$39,965	$278,884	$224,007
Interest payments—Fixed rate debt (4)(5)	96,290	14,767	38,496	27,001	16,026
Operating lease and ground leases(4)	14,963	920	2,634	2,163	9,246
Other(4)(6)	488	113	300	75	—
Total	$657,943	$19,146	$81,395	$308,123	$249,279

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

(5)                                 Amounts include interest rate payments on the $225.0 million of the $300.0 million unsecured term loans that have been swapped to a fixed rate.

(6)                                 Amounts relate to a fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”). We entered into an agreement with Columbus Nova to source sale leaseback transactions for potential acquisition.

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

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the unsecured term loans.  The following table details our outstanding interest rate swaps as of March 31, 2014 (collectively, the “unsecured term loan swaps”) (in thousands):

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

(1) Fixes the interest rate of the Bank of America unsecured term loan

(2) Fixes the interest rate of the Wells Fargo unsecured term loan A

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as level 2 financial instruments. As of March 31, 2014, the fair values of ten of eleven of our interest rate swaps were in an asset position of $2.9 million and one interest rate swap was in a liability position of $0.1 million.  As of December 31, 2013, the swaps were in an asset position of $3.9 million. The decrease in value was due to lower interest rates during the three months ended March 31, 2014 as compared to the three months ended December 31, 2013.

As of March 31, 2014, we had $322.0 million of debt with interest at a variable rate. Of the $300.0 million of unsecured term loans variable rate debt, interest on $225.0 million of the $300.0 million has been fixed with swaps as discussed above. The $50.0 million and $22.0 million of variable rate debt related to the Bank of America unsecured term loan and Bank of America unsecured credit facility, respectively, were both priced at one-month LIBOR plus a spread of 1.40% and 1.45%, respectively, as of March 31, 2014. The remaining $25.0 million of variable rate debt related to the Wells Fargo unsecured term loan A, which was priced at one-month LIBOR plus a spread of 2.15% as of March 31, 2014. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

The majority of our leases is either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, the majority of the leases provide for fixed rent increases. We believe that inflationary increases may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	Three months ended March 31,
	2014	2013
Net income (loss)	$21	$(418)
Rental property depreciation and amortization	19,817	15,610
Gain on the sale of real estate	(50)	—
FFO	$19,788	$15,192
Preferred stock dividends	(2,712)	(1,553)
Amount allocated to unvested restricted stockholders	(88)	(69)
FFO attributable to common stockholders and unit holders	$16,988	$13,570

Net Operating Income

We consider net operating income (“NOI”) to be an appropriate supplemental performance measure to net income because we believe it helps investors and management understand the core operations of our buildings.  NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance, which excludes depreciation, amortization, general and administrative expenses, interest expense, interest income, gain on interest rate swaps, asset management fee income, property acquisition costs, and other expenses.  NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended March 31,
	2014	2013
Net income (loss)	$21	$(418)
Asset management fee income	(169)	(259)
General and administrative	5,475	4,506
Property acquisition costs	559	575
Depreciation and amortization	19,854	15,610
Interest income	(4)	(3)
Interest expense	5,666	4,650
Other expenses	237	85
Gain on sales of real estate	(50)	—
Net Operating Income (1)	$31,589	$24,746

(1)                                 Includes the results of discontinued operations.  For the three months ended March 31, 2014 and March 31, 2013, excluding the results of discontinued operations, NOI was approximately $31.6 million and $24.4 million, respectively.

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

As of March 31, 2014, we had $22.0 million outstanding under the unsecured credit facility and $300.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $300.0 million outstanding on the unsecured term loans, $225.0 million is subject to interest rate swaps.  The remaining $50.0 million and $25.0 million is related to the Bank of America unsecured term loan and the Wells Fargo unsecured term loan A, which were priced at one-month LIBOR plus 1.40% and 2.15%, respectively, as of March 31, 2014.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $22.0 million on the unsecured credit facility and $75.0 million on the unsecured term loans (the portion of outstanding amounts at March 31, 2014 not fixed by interest rate swaps) for the entire three months ended March 31, 2014, our interest expense would have increased by $0.2 million for the three months ended March 31, 2014.

Item 4. Controls and Procedures

As previously disclosed, our former Chief Financial Officer resigned effective April 21, 2014 and we have engaged an executive search firm to undertake a search for a successor Chief Financial Officer.  During this transition period, Benjamin S. Butcher, our Chairman, Chief Executive Officer and President, will serve as our principal financial officer, and William R. Crooker, our Chief Accounting Officer, will serve as our principal accounting officer.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (prior to April 21, 2014), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (prior to April 21, 2014) concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (prior to April 21, 2014), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The Chief Financial Officer’s resignation from our Company effective April 21, 2014 did not have a material impact on our internal controls over financial reporting.  There was no change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1

Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and the other lending parties thereto (1)

10.2	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (2)

10.3	Consulting Agreement dated as of April 21, 2014, by and between STAG Industrial Management, LLC and Gregory W. Sullivan (3)

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March

31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2014.

(2)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014.

(3)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 7, 2014	BY:	/s/ BENJAMIN S. BUTCHER
Benjamin S. Butcher
Chairman, Chief Executive Officer and President (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1

Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and the other lending parties thereto (1)

10.2	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (2)

10.3	Consulting Agreement dated as of April 21, 2014, by and between STAG Industrial Management, LLC and Gregory W. Sullivan (3)

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2014.

(2)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014.

(3)         Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.