Form 10-Q
period 2014-06-30
STAG Industrial, Inc.
filed 2014-08-06
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock ($0.01 par value)	55,274,255
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2014	December 31, 2013

Assets
Rental Property:
Land	$145,931	$134,399
Buildings	944,057	871,422
Tenant improvements	39,625	36,994
Building and land improvements	46,454	36,231
Less: accumulated depreciation	(88,138)	(71,653)
Total rental property, net	1,087,929	1,007,393
Cash and cash equivalents	6,031	6,690
Restricted cash	6,525	6,806
Tenant accounts receivable, net	14,387	13,790
Prepaid expenses and other assets	4,687	2,594
Interest rate swaps	1,077	3,924
Deferred financing fees, net	6,245	5,467
Leasing commissions, net	3,607	3,542
Goodwill	4,923	4,923
Due from related parties	156	185
Deferred leasing intangibles, net of accumulated amortization of $121,060 and $95,201, respectively	214,586	214,967
Total assets	$1,350,153	$1,270,281
Liabilities and Equity
Liabilities:
Mortgage notes payable	$223,331	$225,591
Unsecured credit facility	35,500	80,500
Unsecured term loans	300,000	250,000
Accounts payable, accrued expenses and other liabilities	17,386	18,574
Interest rate swaps	412	—
Tenant prepaid rent and security deposits	10,040	8,972
Dividends and distributions payable	6,003	5,166
Deferred leasing intangibles, net of accumulated amortization of $5,373 and $4,520, respectively	7,586	6,914
Total liabilities	600,258	595,717
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2014 and December 31, 2013	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2014 and December 31, 2013	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 55,153,982 and 44,764,377 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	551	447
Additional paid-in capital	744,248	577,039
Common stock dividends in excess of earnings	(155,911)	(116,877)
Accumulated other comprehensive income	489	3,440
Total stockholders’ equity	728,377	603,049
Noncontrolling interest	21,518	71,515
Total equity	749,895	674,564
Total liabilities and equity	$1,350,153	$1,270,281

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Rental income	$35,203	$28,105	$69,321	$54,039
Tenant recoveries	6,279	3,476	11,695	7,134
Other income	200	262	409	658
Total revenue	41,682	31,843	81,425	61,831
Expenses
Property	3,194	2,316	7,244	5,011
General and administrative	8,283	4,477	13,758	8,983
Real estate taxes and insurance	5,412	3,244	9,347	5,872
Property acquisition costs	688	1,269	1,247	1,845
Depreciation and amortization	20,769	16,244	40,623	31,642
Other expenses	193	161	430	245
Total expenses	38,539	27,711	72,649	53,598
Other income (expense)
Interest income	4	3	8	6
Interest expense	(5,813)	(4,846)	(11,479)	(9,497)
Offering costs	—	(27)	—	(27)
Total other income (expense)	(5,809)	(4,870)	(11,471)	(9,518)
Net loss from continuing operations	$(2,666)	$(738)	$(2,695)	$(1,285)
Discontinued operations
Income attributable to discontinued operations	—	90	—	219
Gain on sales of real estate	—	464	—	464
Total income attributable to discontinued operations	$—	$554	$—	$683
Gain on sale of real estate	$—	$—	$50	$—
Net loss	$(2,666)	$(184)	$(2,645)	$(602)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(310)	(357)	(766)	(623)
Net income (loss) attributable to STAG Industrial, Inc.	$(2,356)	$173	$(1,879)	$21
Less: preferred stock dividends	2,712	2,519	5,424	4,071
Less: amount allocated to unvested restricted stockholders	83	64	171	133
Net loss attributable to common stockholders	$(5,151)	$(2,410)	$(7,474)	$(4,183)
Weighted average common shares outstanding — basic and diluted	52,865,801	42,006,954	49,023,985	41,265,070
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.10)	$(0.07)	$(0.15)	$(0.11)
Income from discontinued operations attributable to common stockholders	—	$0.01	—	$0.01
Loss per share — basic and diluted	$(0.10)	$(0.06)	$(0.15)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(2,666)	$(184)	$(2,645)	$(602)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(2,177)	3,655	(3,260)	3,666
Other comprehensive income (loss)	(2,177)	3,655	(3,260)	3,666
Comprehensive income (loss)	(4,843)	3,471	(5,905)	3,064
Net loss attributable to noncontrolling interest after preferred stock dividends	310	357	766	623
Other comprehensive (income) loss attributable to noncontrolling interest	125	(482)	309	(489)
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(4,408)	$3,346	$(4,830)	$3,198

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
		Common Stock		Paid-in	in excess of	Comprehensive	Stockholders’	Operating
	Preferred Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Total Equity
Six months ended June 30, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sale of common stock	—	5,188,072	52	119,313	—	—	119,365	—	119,365
Offering costs	—	—	—	(1,944)	—	—	(1,944)		(1,944)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	6,015	—	—	—	—	—	—	—
Dividends and distributions, net	(5,424)	—	—	—	(31,731)	—	(37,155)	(2,902)	(40,057)
Non-cash compensation	—	—	—	1,098	—	—	1,098	3,116	4,214
Conversion of operating partnership units to common stock	—	5,093,584	51	54,425	—	—	54,476	(54,476)	—
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(5,682)	—	—	(5,682)	5,682	—
Other comprehensive loss	—	—	—	—	—	(2,951)	(2,951)	(309)	(3,260)
Net income (loss)	5,424	—	—	—	(7,303)	—	(1,879)	(766)	(2,645)
Balance, June 30, 2014	$139,000	55,153,982	$551	$744,248	$(155,911)	$489	$728,377	$21,518	$749,895
Six months ended June 30, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	6,433,352	64	117,675	—	—	117,739	—	117,739
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(7,847)	—	—	(7,847)	—	(7,847)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	5,269	—	—	—	—	—	—	—
Dividends and distributions, net	(4,071)	—	—	—	(25,324)	—	(29,395)	(4,198)	(33,593)
Non-cash compensation	—	—	—	680	—	—	680	805	1,485
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Conversion of operating partnership units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(2,196)	—	—	(2,196)	2,196	—
Other comprehensive income	—	—	—	—	—	3,177	3,177	489	3,666
Net income (loss)	4,071	—	—	—	(4,050)	—	21	(623)	(602)
Balance, June 30, 2013	$139,000	42,235,676	$422	$527,977	$(90,398)	$2,806	$579,807	$72,000	$651,807

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,645)	$(602)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,623	32,045
Non-cash portion of interest expense	658	515
Intangible amortization in rental income, net	3,019	2,875
Straight-line rent adjustments, net	(1,622)	(1,507)
Dividends on forfeited equity compensation	128	—
Gain on sale of real estate	(50)	(464)
Non-cash compensation expense	4,245	1,485
Change in assets and liabilities:
Tenant accounts receivable, net	1,267	(77)
Leasing commissions, net	(444)	(1,420)
Restricted cash	(500)	(421)
Prepaid expenses and other assets	(1,994)	(1,633)
Accounts payable, accrued expenses and other liabilities	(2,968)	969
Tenant prepaid rent and security deposits	1,068	1,429
Due from related parties	29	550
Total adjustments	43,459	34,346
Net cash provided by operating activities	40,814	33,744
Cash flows from investing activities:
Additions of land and building improvements	(96,213)	(120,458)
Proceeds from sale of rental property, net	473	4,843
Restricted cash	781	(837)
Cash paid for deal deposits, net	(178)	(100)
Additions to lease intangibles	(25,472)	(38,422)
Net cash used in investing activities	(120,609)	(154,974)
Cash flows from financing activities:
Proceeds from sale of Series B Preferred stock	—	70,000
Redemption of operating partnership units for cash	(342)	—
Proceeds from unsecured credit facility	51,500	65,000
Repayment of unsecured credit facility	(96,500)	(164,300)
Proceeds from unsecured term loans	50,000	75,000
Repayment of mortgage notes payable	(2,208)	(1,965)
Payment of loan fees and costs	(1,386)	(1,487)
Dividends and distributions	(39,349)	(27,634)
Proceeds from sales of common stock	119,365	117,739
Offering costs	(1,944)	(7,847)
Restricted cash - escrow for dividends	—	(2,519)
Net cash provided by financing activities	79,136	121,987
Increase (decrease) in cash and cash equivalents	(659)	757
Cash and cash equivalents—beginning of period	6,690	19,006
Cash and cash equivalents—end of period	$6,031	$19,763

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company intends to continue to qualify as a REIT. As of June 30, 2014 and December 31, 2013, the Company owned a 96.48% and 86.65%, respectively, limited partnership interest in the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of June 30, 2014, the Company owned 221 buildings in 34 states with approximately 41.2 million square feet, consisting of 153 warehouse/distribution buildings, 48 light manufacturing buildings and 20 flex/office buildings.  The Company also owned two vacant land parcels adjacent to two of the Company’s buildings.  The Company’s buildings were 94.5% leased to 202 tenants as of June 30, 2014.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Revenue from a lease contract with a tenant is not within the scope of this revenue standard. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30, 2014	Six months ended June 30, 2013
Supplemental cash flow information
Cash paid for interest	$10,858	$8,720
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building improvements	$(1,405)	$(11,277)
Issuance of units for acquisitions of properties	$—	$11,499
Non-cash financing activities included in additions of deferred financing fees	$(102)	$—
Dividends and distributions declared but not paid	$6,003	$17,259

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of June 30, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $48 thousand and $19 thousand, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of June 30, 2014 and December 31, 2013, the Company had accrued rental revenue of $11.2 million and $9.3 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of June 30, 2014 and December 31, 2013, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

As of June 30, 2014 and December 31, 2013, the Company had a total of approximately $5.0 million and $4.9 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $3.0 million and $3.0 million, respectively, of lease security deposits available in cash.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized to interest expense over the life of the respective loans on a basis which approximates the effective interest method.  Any unamortized amounts upon early repayment of debt are written off in the period of repayment. During the three and six months ended June 30, 2014 and June 30, 2013, amortization of deferred financing fees included in interest expense was $0.4 million, $0.7 million, $0.3 million and $0.6 million, respectively. Fully amortized deferred charges are removed upon maturity of the underlying debt.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their buildings’ insurance, real estate taxes, ground lease payments, and certain other expenses and these costs are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.   The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.5 million, $5.0 million, $2.3 and $4.6 million for the three and six months ended June 30, 2014 and June 30, 2013, respectively. This would have been the maximum liability of the Company had the tenants not met its contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three and six months ended June 30, 2014 and June 30, 2013.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.1 million, $0.3 million, $0.1 million and $0.2 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

The Company currently has no liabilities for uncertain tax positions.

3. Real Estate

The following table summarizes the acquisitions of the Company during the six months ended June 30, 2014 and the year ended December 31, 2013:

Six Months Ended June 30, 2014

Property Location	Date Acquired	Square Feet	Buildings
Allentown, PA	2/27/2014	289,900	1
Nashua, NH	2/28/2014	337,391	1
Strongsville, OH	3/14/2014	161,984	1
Columbus, OH	3/26/2014	186,000	1
Savannah, GA	4/15/2014	504,200	1
Garland, TX	4/17/2014	253,900	1
West Chester, OH	4/29/2014	245,000	1
Calhoun, GA	5/14/2014	151,200	1
Hebron, KY	5/15/2014	109,000	1
Houston, TX	5/29/2014	151,260	1
East Troy, WI	6/24/2014	149,624	1
Jefferson City, TN	6/30/2014	486,109	1
New Berlin, WI	6/30/2014	80,665	1
Total		3,106,233	13

Year Ended December 31, 2013

Property Location	Date Acquired	Square Feet	Buildings
Orangeburg, SC	2/7/2013	319,000	1
Golden, CO	2/27/2013	227,500	1
Columbia, SC	2/28/2013	273,280	1
DeKalb, IL	3/15/2013	146,740	1
Ocala, FL	3/26/2013	619,466	1
Londonderry, NH	3/28/2013	125,060	1
Marion, IA	3/28/2013	95,500	1
Mishawaka, IN	4/5/2013	308,884	1
Southfield, MI(1)	4/9/2013	113,000	1
Houston, TX	4/9/2013	201,574	1
Idaho Falls, ID	4/11/2013	90,300	1
Mt. Prospect, IL	5/14/2013	87,380	1
Williamsport, PA	5/31/2013	250,000	1
Belvidere, IL(2)	6/19/2013	1,006,960	8
Kentwood, MI	6/26/2013	85,157	1
Marshall, MI	6/26/2013	57,025	1
Nashville, TN	7/18/2013	150,000	1
Catoosa, OK	7/31/2013	100,100	1
New Berlin, WI	8/16/2013	205,063	1
Hampstead, MD	8/21/2013	1,035,249	1
New Hope, MN	9/20/2013	107,348	1
Springfield, OH	9/26/2013	350,500	1
Orlando, FL	10/8/2013	215,900	1
North Jackson, OH	11/6/2013	209,835	1
Mebane, NC	11/14/2013	383,500	1
Shannon, GA	11/26/2013	568,516	1
Lansing, MI	12/11/2013	160,000	1
Harvard, IL	12/17/2013	126,304	1
Sauk Village, IL	12/17/2013	375,785	1
South Holland, IL	12/17/2013	202,902	1
Mascot, TN	12/19/2013	130,560	1
Janesville, WI	12/27/2013	700,000	1
Total		9,028,388	39

(1)         The Company owns a 5.4 acre vacant land parcel adjacent to this building.

(2)         The Company owns a 2.0 acre vacant land parcel adjacent to one of these buildings.  Title to the land was conveyed to its own legal entity within the Company for nominal consideration during the three months ended June 30, 2014.

The following table (in thousands) summarizes the allocation of the consideration paid during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, for the acquired assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the tables above:

	Six months Ended June 30, 2014	Weighted Average Amortization Period (years) Lease Intangibles	Year Ended December 31, 2013	Weighted Average Amortization Period (years) Lease Intangibles
Land	$11,591	N/A	$31,310	N/A
Buildings	73,071	N/A	223,420	N/A
Tenant improvements	2,485	N/A	2,526	N/A
Building and land improvements	5,255	N/A	9,133	N/A
Above market leases	2,837	4.9	8,219	5.8
Below market leases	(1,868)	4.7	(2,538)	7.2
In-place leases	16,797	4.8	50,005	5.8
Tenant relationships	7,706	7.7	21,257	8.2
Net assets acquired	$117,874		$343,332

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

The Company has included the results of operations for each of the 13 buildings acquired during the three months ended June 30, 2014 in its Consolidated Statements of Operations from the date of acquisition.  For the three and six months ended June 30, 2014, the entities acquired during the six months ended June 30, 2014 contributed $2.1 million and $2.4 million, respectively, to total revenue and $0.6 million and $1.1 million, respectively, to net loss, including $0.7 million and $1.2 million, respectively, to property acquisition costs.

The following tables set forth pro forma information for the six months ended June 30, 2014 and June 30, 2013.  The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

Pro Forma	Six months ended June 30, 2014 (in thousands, except share data) (1)
Total revenue	$85,385
Net loss (2)	$(284)
Net loss attributable to common stockholders	$(5,337)
Weighted average shares outstanding	49,023,985
Loss per share attributable to common stockholders	$(0.11)

Pro Forma	Six months ended June 30, 2013 (in thousands, except share data) (3)
Total revenue	$74,138
Net income (2)	$1,027
Net loss attributable to common stockholders	$(2,771)
Weighted average shares outstanding	41,265,070
Loss per share attributable to common stockholders	$(0.07)

(1)                                 The pro forma information for the six months ended June 30, 2014 is presented as if the acquisition of the buildings acquired during the six months ended June 30, 2014 had occurred at January 1, 2013, the beginning of the reporting period prior to acquisition.

(2)                                 The net loss for the six months ended June 30, 2014 excludes $1.2 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2014, and the net income for the six months ended June 30, 2013 was adjusted to include these acquisition costs.  Net income for the six months ended June 30, 2013 excludes $1.7 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2013.

(3)                                 The pro forma information for the six months ended June 30, 2013 is presented as if the acquisition of the buildings acquired during the six months ended June 30, 2014 and the buildings acquired during the six months ended June 30, 2013 had occurred at January 1, 2013 and January 1, 2012, respectively, the beginning of the reporting period prior to acquisition.

On March 25, 2014, the Company sold a 15,085 square feet warehouse/distribution building located in Lexington, VA.  The carrying value of the building prior to sale was $0.4 million.  The sales price was $0.5 million and the Company received net proceeds of $0.5 million.  A gain on sale of real estate of $50 thousand was recognized at closing under the full accrual method of gain recognition.  Based on the early adoption of the new discontinued operations guidance, the sale of this property did not represent a strategic shift by the Company and it has not been reflected as part of discontinued operations.

On June 12, 2013, the Company sold a 53,183 square feet flex/office building located in Pittsburgh, PA. The carrying value of the building prior to sale was $4.4 million. The sales price was $5.1 million and the Company received net proceeds of $4.8 million. A gain on sale of real estate of $0.5 million was recognized at closing under the full accrual method of gain recognition.  The building contributed $0.1 million and $0.2 million to total revenue and $0.5 and $0.6 to net income during the three and six months ended June 30, 2013, respectively.  The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

4. Deferred Leasing Intangibles

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
In-place leases	$155,239	$142,518
Less: Accumulated amortization	(63,443)	(49,756)
In-place leases, net	91,796	92,762
Above market leases	59,882	57,283
Less: Accumulated amortization	(21,210)	(17,232)
Above market leases, net	38,672	40,051
Tenant relationships	84,585	77,260
Less: Accumulated amortization	(24,400)	(18,693)
Tenant relationships, net	60,185	58,567
Leasing commissions	35,940	33,107
Less: Accumulated amortization	(12,007)	(9,520)
Leasing commissions, net	23,933	23,587
Total deferred leasing intangibles, net	$214,586	$214,967

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Below market leases	$12,959	$11,434
Less: Accumulated amortization	(5,373)	(4,520)
Total deferred leasing intangibles, net	$7,586	$6,914

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $12.0 million, $23.5 million, $9.7 million and $19.1 million for the three and six months ended June 30, 2014 and June 30, 2013, respectively.  Rental income, inclusive of results from discontinued operations, related to net amortization of above and below market leases decreased by $1.5 million, $3.0 million, $1.5 million and $2.9 million for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease to Rental Income Related to Above and Below Market Leases
Remainder of 2014	$22,906	$3,075
2015	37,656	6,427
2016	30,939	5,824
2017	24,783	4,462
2018	18,364	3,103

5. Debt

Payments on mortgage notes are generally due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans and the Unsecured Credit Facility (each defined below) are generally due in monthly installments of interest.

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Term Loans and Unsecured Credit Facility as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Loan	Interest Rate (1)	Principal outstanding as of June 30, 2014	Principal outstanding as of December 31, 2013	Current Maturity
Mortgage notes payable:
Sun Life(2)	6.05%	$3,682	$3,817	Jun-1-2016
Webster Bank(3)	4.22%	5,755	5,834	Aug-4-2016
Union Fidelity(4)	5.81%	6,371	6,551	Apr-30-2017
Webster Bank(5)	3.66%	3,078	3,121	May-29-2017
Webster Bank(6)	3.64%	3,315	3,360	May-31-2017
CIGNA-1 Facility(7)	6.50%	58,468	58,874	Feb-1-2018
CIGNA-2 Facility(8)	5.75%	59,534	59,990	Feb-1-2018
CIGNA-3 Facility(9)	5.88%	16,765	16,879	Oct-1-2019
Wells Fargo CMBS Loan(10)	4.31%	66,363	67,165	Dec-1-2022
Total mortgage notes payable		$223,331	$225,591

Unsecured credit facility:
Bank of America Unsecured Credit Facility(11)	LIBOR + 1.45%	35,500	80,500	Sept-10-2016
Total unsecured credit facility		$35,500	$80,500

Unsecured term loans:
Bank of America Unsecured Term Loan(12)	LIBOR + 1.40%	150,000	150,000	Sept-10-2017
Wells Fargo Unsecured Term Loan A(13)	LIBOR + 2.15%	150,000	100,000	Feb-14-2020
Wells Fargo Unsecured Term Loan B(14)	LIBOR + 1.70%	—	—	Mar-21-2021
Total unsecured term loans		$300,000	$250,000

(1)                                 Current interest rate as of June 30, 2014.  At June 30, 2014 and December 31, 2013, the one-month LIBOR rate was 0.1552% and 0.1677%, respectively.

(2)                                 This loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of a building located in Gahanna, OH. The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.

(3)                                 This loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of a building located in Norton, MA.  The property is collateral for this loan.

(4)                                This loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of a building in St. Louis, MO.  The property is collateral for this loan. The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.1 million as of June 30, 2014 and December 31, 2013, respectively.

(5)                                This loan with Webster Bank was entered into on May 29, 2012 in connection with the acquisition of a building located in Portland, ME.  The property is collateral for this loan.

(6)                                 This loan with Webster Bank was entered into on May 31, 2012 in connection with the acquisition of a building located in East Windsor, CT.  The property is collateral for this loan.

(7)                                 This Connecticut General Life Insurance Company (“CIGNA”) credit facility was entered into in July 2010 (the “CIGNA-1 Facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity as of June 30, 2014.

(8)                                 This CIGNA credit facility was entered into in October 2010 (the “CIGNA-2 Facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity as of June 30, 2014.

(9)                                 This CIGNA credit facility was entered into in July 2011 (“CIGNA-3 Facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity as of June 30, 2014.

(10)                          This Wells Fargo Bank, National Association (“Wells Fargo”) loan (“CMBS Loan”) was entered into on November 8, 2012 and is a non-recourse loan with 28 buildings serving as collateral.

(11)                          The spread over LIBOR for this Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage. The spread was 1.45% as of June 30, 2014 and December 31, 2013.  The Company paid unused fees of $0.1 million, $0.2 million, $0.2 million and $0.3 million for the three and six months ended June 30, 2014 and June 30, 2013, respectively.  The borrowing capacity as of June 30, 2014 was $164.3 million, assuming current leverage levels.

(12)                          This Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio. The spread was 1.40% as of June 30, 2014 and December 31, 2013. The Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012 (see Note 6 for further details).  There was no remaining borrowing capacity as of June 30, 2014.

(13)                          This Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on the Company’s consolidated leverage. The spread was 2.15% as of June 30, 2014 and December 31, 2013.  As of June 30, 2014, the Company swapped the one-month LIBOR for a fixed rate for $125.0 million of the $150.0 million outstanding on the Wells Fargo Unsecured Term Loan A (see Note 6 for further details).  There was no remaining borrowing capacity as of June 30, 2014 as the Company drew upon the remaining $50.0 million on January 30, 2014.  During the three and six months ended June 30, 2014 and the period February 14, 2013 to June 30, 2013, the Company incurred an unused commitment fee of $14 thousand, $14 thousand and $0.2 million, respectively.

(14)                          This Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on the Company’s consolidated leverage. The spread was 1.70% as of June 30, 2014. The remaining capacity as of June 30, 2014 was $150.0 million.

On March 21, 2014, the Company closed the Wells Fargo Unsecured Term Loan B, a $150.0 million unsecured term loan with Wells Fargo with a maturity date of March 21, 2021.  Borrowings under the Wells Fargo Unsecured Term Loan B bear interest at a floating rate equal to the one-month LIBOR plus a spread that will range from 1.70% to 2.30%, based on the Company’s consolidated leverage ratio.  The Wells Fargo Unsecured Term Loan B has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company incurred $1.2 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan B, which will be amortized over its seven year term. The Company also incurs an annual fee of $50 thousand, which is amortized over each respective year of the term.  The Company has one year from the closing date to draw the funds. As of June 30, 2014, the Company has not drawn funds on this unsecured term loan. The Wells Fargo Unsecured Term Loan B has an unused commitment fee equal to 0.225% of its unused portion, which is paid monthly in arrears.  The unused commitment fee began to accrue on May 21, 2014.  During the period May 21, 2014 to June 30, 2014, the Company incurred an unused commitment fee of $39 thousand.

On April 16, 2014, the Company entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $50.0 million Series A 10-Year Unsecured Senior Notes (“Series A Unsecured Senior Notes”) and $50.0 million Series B 12-Year Unsecured Senior Notes (“Series B Unsecured Senior Notes”)  (together, the Series A Unsecured Senior Notes and the Series B Unsecured Senior Notes are referred to herein as, the “Unsecured Senior Notes”).  Pursuant to the NPA, borrowings under the Unsecured Senior Notes bear interest at a fixed rate of 4.98% and, subject to customary closing conditions, must be issued (i) between July 1, 2014 and July 3, 2014 for the Series B Unsecured Senior Notes and (ii) between October 1, 2014 and October 3, 2014 for the Series A Unsecured Senior Notes.  Upon the funds being drawn, Bank of America, as agent, will receive a placement fee equal to 0.4% of the principal amount of the securities purchased by investors.  Subsequent to June, 30, 2014, on July 1, 2014, the Company issued the Series B Unsecured Senior Notes.  The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Senior Notes and the obligations under the Unsecured Senior Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Unsecured Credit Facility and Unsecured Term Loans (as defined below).

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility, the Bank of America Unsecured Term Loan, Wells Fargo Unsecured Term Loan A and the Wells Fargo Unsecured Term Loan B (collectively, the Bank of America Unsecured Term Loan, the Wells Fargo Unsecured Term Loan A and the Wells Fargo Unsecured Term Loan B are the “Unsecured Term Loans”) is subject to its ongoing compliance with a number of customary financial covenants, including:

•                  a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•                  a maximum secured leverage ratio of not greater than 0.45:1.00;

•                  a maximum unencumbered leverage ratio of not greater than 0.60:100;

•                  a maximum secured recourse debt level of not greater than 7.5%;

•                  a minimum fixed charge ratio of not less than 1.50:1.00;

•                  a minimum tangible net worth covenant test; and

•                  various thresholds on Company level investments.

The Unsecured Senior Notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of June 30, 2014.  In the event of a default under the Unsecured Credit Facility or Unsecured Term Loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT. The total borrowing capacity on the combined Unsecured Credit Facility and the Unsecured Term Loans as of June 30, 2014 was $270.1 million, assuming current leverage levels.

Each of the Sun Life loan, the Webster Bank loans, the Union Fidelity loan, the CIGNA-1 Facility, the CIGNA-2 Facility, the CIGNA-3 Facility and the CMBS Loan have specific properties and assignments of rents from leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of June 30, 2014 and December 31, 2013. The 21 properties held as collateral for the CIGNA-1, CIGNA-2, and CIGNA-3 facilities are cross-defaulted and cross-collateralized among the respective facilities.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.56% to 5.15% and 1.57% to 5.24% at June 30, 2014 and December 31, 2013, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$223,331	$228,845	$225,591	$228,996
Unsecured Credit Facility	$35,500	$35,500	$80,500	$80,500
Bank of America Unsecured Term Loan	$150,000	$149,186	$150,000	$148,781
Wells Fargo Unsecured Term Loan A	$150,000	$150,050	$100,000	$97,302

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

The following table details the Company’s outstanding interest rate swaps as of June 30, 2014 (collectively, the “Unsecured Term Loan Swaps”) (in thousands):

Interest Rate Derivative Counterparty	Trade Date	Notional Amount		Fixed Interest Rate	Variable Interest Rate	Maturity Date
PNC Bank, National Association	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Bank of America	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
UBS AG	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Royal Bank of Canada	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
RJ Capital Services, Inc.	Sept-14-2012	$10,000	(1)	0.7975%	One-month LIBOR	September 10, 2017
Bank of America	Sept-20-2012	$25,000	(1)	0.7525%	One-month LIBOR	September 10, 2017
RJ Capital Services, Inc.	Sept-24-2012	$25,000	(1)	0.727%	One-month LIBOR	September 10, 2017
Regions Bank	March-1-2013	$25,000	(2)	1.33%	One-month LIBOR	February 14, 2020
Capital One, N.A.	June-13-2013	$25,000	(2)	1.703%	One-month LIBOR	February 14, 2020
Capital One, N.A.	June-13-2013	$50,000	(2)	1.681%	One-month LIBOR	February 14, 2020
Regions Bank	Sept-30-2013	$25,000	(2)	1.9925%	One-month LIBOR	February 14, 2020

(1) Fixes the interest rate of the Bank of America Unsecured Term Loan

(2) Fixes the interest rate of the Wells Fargo Unsecured Term Loan A

The fair value of the interest rate swaps outstanding as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	Balance Sheet Location	Notional Amount June 30, 2014	Fair Value June 30, 2014	Notional Amount December 31, 2013	Fair Value December 31, 2013
Unsecured Term Loan Swaps	Interest Rate Swaps-Asset	$175,000	$1,077	$225,000	$3,924
Unsecured Term Loan Swaps	Interest Rate Swaps-Liability	$50,000	$(412)	$—	$—

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 and June 30, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$(2,815)	$3,440	$(4,482)	$3,286
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$638	$215	$1,222	$380
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the interest rate swaps.  The Company attempts to minimize this risk by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

Credit-risk-related Contingent Features

As of June 30, 2014, the fair values of ten of the 11 of the Company’s interest rate swaps were in an asset position of $1.2 million and one interest rate swap was in a liability position of $0.4 million, excluding any adjustment for nonperformance risk related to these agreements.  After adjusting the Company’s interest rate swaps for nonperformance risk, the fair values of nine of the 11 interest rate swaps were in an asset position and two were in a liability position. The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $0.1 million and $34 thousand, respectively, as of June 30, 2014. Accrued interest expense for all 11 swaps was $0.2 million as of June 30, 2014.  As of June 30, 2014, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at June 30, 2014, it could have been required to settle its obligations under the agreement of the interest rate swap in a liability position at its termination value of $0.4 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of June 30, 2014 and December 31, 2013, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements as of June 30, 2014 Using:
	June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets (liabilities):
Interest Rate Swaps	$1,077	$—	$1,077	$—
Interest Rate Swaps	$(412)	$—	$(412)	$—

		Fair Value Measurements as of December 31, 2013 Using:
	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Interest Rate Swaps	$3,924	$—	$3,924	$—

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

The table below sets forth the dividends attributable to the Series A Preferred Stock during the six months ended June 30, 2014 and the year ended December 31, 2013:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
June 30	May 5, 2014	$0.5625	June 30, 2014
March 31	February 21, 2014	0.5625	March 31, 2014
Total 2014		$1.125

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.5625	December 31, 2013
September 30	August 2, 2013	0.5625	September 30, 2013
June 30	May 6, 2013	0.5625	July 1, 2013
March 31	March 1, 2013	0.5625	April 1, 2013
Total 2013		$2.25

The table below sets forth the dividends attributable to the Series B Preferred Stock during the six months ended June 30, 2014 and the year ended December 31, 2013:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
June 30	May 5, 2014	$0.4140625	June 30, 2014
March 31	February 21, 2014	0.4140625	March 31, 2014
Total 2014		$0.828125

Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Date Paid
December 31	November 1, 2013	$0.4140625	December 31, 2013
September 30	August 2, 2013	0.4140625	September 30, 2013
June 30 (prorated for April 16, 2013 to June 30, 2013)	May 6, 2013	0.3450500	July 1, 2013
Total 2013		$1.1731750

Common Stock

During the three and six months ended June 30, 2014, the Company sold 189,735 and 661,930 shares of common stock, respectively, under its “at the market” stock offering program that commenced on December 14, 2012 (“2012 ATM”). During the three and six months ended June 30, 2014, the Company received net proceeds of $4.4 million and $14.7 million, reflecting gross proceeds of $4.5 million and $14.9 million, net of the sales agents’ fees of approximately $0.1 million and $0.2 million, respectively. The Company used the net proceeds to fund acquisitions, to repay indebtedness, and for working capital and other general corporate purposes.  As of June 30, 2014, there was no remaining common stock available to be sold under the 2012 ATM.

On March 10, 2014, the Company established a new “at the market” stock offering program (“2014 ATM”) through which it may sell from time to time up to an aggregate of $150.0 million of its common stock through sales agents.  During the three months ended June 30, 2014 and the period March 10, 2014 through June 30, 2014, the Company sold 1,566,878 and 4,526,142 shares of common stock, respectively, under its 2014 ATM resulting in net proceeds of $36.7 million and $102.9 million, reflecting gross proceeds of $37.3 million and $104.5 million, net of the sales agents’ fees of approximately $0.6 million and $1.6 million, respectively.  The Company used the net proceeds for acquisitions, repayment of debt, and general corporate purposes. As of June 30, 2014, there was approximately $45.5 million of common stock available to be sold under the 2014 ATM.

The table below sets forth the dividends attributable to the common stock during the six months ended June 30, 2014 and the year ended December 31, 2013:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended June 30	February 21, 2014	$0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.63

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month ended December 31	September 24, 2013	$0.10	January 15, 2014
Month ended November 30	September 24, 2013	0.10	December 16, 2013
Month ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter ended March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$1.20

On May 5, 2014, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2014, August 31, 2014 and September 30, 2014 at a monthly rate of $0.11 per share of common stock, which represented a 5% increase over the prior monthly dividend.

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

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
June 30	July 15, 2014	3,473	$83,000
March 31	April 15, 2014	3,471	83,000
Total 2014		6,944	$166,000

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
December 31	January 15, 2014	2,554	$52,000
September 30	October 15, 2013	2,607	53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		10,181	$210,000

Restricted Stock-Based Compensation

On January 2, 2014, the Company granted 103,149 shares of time-based restricted common stock to certain employees of the Company pursuant to the 2011 Plan, with a fair value at issuance of $2.1 million (based on the Company’s NYSE closing stock price on January 2, 2014 of $20.13 per share).

During the six months ended June 30, 2014 and June 30, 2013, 51,885 and 32,012 shares of restricted common stock had vested with a fair value at vesting of $1.1 million and $0.6 million, respectively.  The Company recognizes non-cash compensation expense ratably over the vesting period, and accordingly, the Company recognized $0.3 million, $0.6 million, $0.2 million and $0.4 million in non-cash compensation expense for the three and six months ended June 30, 2014 and June 30, 2013, respectively. Unrecognized compensation expense for the remaining life of the awards was $4.0 million and $2.5 million as of June 30, 2014 and December 31, 2013, respectively.  During the six months ended June 30, 2014 and June 30, 2013, there were 1,215 and 9,981 forfeitures of shares of restricted common stock, respectively.

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company. As of June 30, 2014, noncontrolling interests consisted of 1,189,813 Common Units and 823,888 LTIP units, which in total represented an approximately 3.52% limited partnership interest in the Operating Partnership.  As of December 31, 2013, noncontrolling interests consisted of 6,299,186 Common Units and 599,464 LTIP units, which in total represented an approximately 13.35% limited partnership interest in the Operating Partnership. The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Common Units

Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Investors who own Common Units have the right to cause the Operating Partnership to redeem any or all of their Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. Each Common Unit will receive the same monthly distribution as a share of common stock. During the six months ended June 30, 2014, 5,093,584 Common Units were redeemed on a one-for-one basis for shares of common stock and 15,789 Common Units were redeemed for $0.3 million.  During the six months ended June 30, 2013, 2,186 Common Units were redeemed on a one-for-one basis for shares of common stock.

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

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership.  LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Common Unit.  As of June 30, 2014, all of the outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

On January 2, 2014, the Company granted a total of 203,691 LTIP units to certain executive officers and 20,733 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units at issuance was approximately $4.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40%, a risk-free interest rate of 0.79%, an expected annual dividend yield of 6.0% and terms of ten years.

On January 3, 2013, the Company granted a total of 173,044 LTIP units to certain executive officers and 14,525 LTIP units to its non-employee, independent directors pursuant to the 2011 Plan. The fair value of the LTIP units at issuance was approximately $3.3 million, which was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 45%, a risk-free interest rate of 1.97%, an expected annual dividend yield of 6.0% and a term of ten years.

On February 7, 2014, Gregory W. Sullivan, the Company’s former Chief Financial Officer, Executive Vice President and Treasurer, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a Consulting Agreement, which had an effective date of April 29, 2014, pursuant to which Mr. Sullivan will act as a Senior Financial Advisor to the Company for one year.  The Consulting Agreement modified the vesting terms of Mr. Sullivan’s LTIP units previously granted to him as well as the vesting provisions of his share of the Company’s 2011 Outperformance Program (“OPP”) that will be measured on September 19, 2014.  At the time of Mr. Sullivan’s contract expiration, he had 82,804 unvested LTIP units and a 14% allocation of the OPP.  The modification to the terms of Mr. Sullivan’s LTIP units and his share of the previously unrecognized compensation expense associated with the OPP were considered a Type III modification, with non-substantive services.  Accordingly, his unvested LTIP units and his share of the previously unrecognized compensation expense associated with OPP were valued on the effective date of the Consulting Agreement for $2.0 million and $0.2 million, respectively, and these amounts were expensed upon the effective date of the Consulting Agreement and included in general and administrative expenses on the accompanying Consolidated Statements of Operations.  The Company expensed dividends in the amount of $0.1 million previously paid to Mr. Sullivan on the unvested LTIP units and this amount is also included in general and administrative expenses on the accompanying Consolidated Statements of Operations.  Additionally, the Company incurred $0.7 million of general and administrative expenses during the three months ended June 30, 2014 related to his salary, bonus and other benefits that will be received over the term of the Consulting Agreement.

During the six months ended June 30, 2014, there were no LTIP units redeemed for Common Units. During the six months ended June 30, 2013, there were 1,656 LTIP units redeemed for Common Units.  During the six months ended June 30, 2014 and June 30, 2013, 108,728 and 59,926 LTIP units had vested with fair values at vesting of $2.6 million and $1.2 million, respectively.  The Company recognized $1.2 million and $0.8 million in non-cash compensation expense for the six months ended June 30, 2014 and June 30, 2013, respectively, exclusive of $2.0 million of non-cash compensation during the six months ended June 30, 2014 associated with the accounting for Mr. Sullivan’s Consulting Agreement discussed above. Unrecognized compensation expense was $7.0 million and $5.2 million at June 30, 2014 and December 31, 2013, respectively.

9. Earnings Per Share

A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and six months ended June 30, 2014 and June 30, 2013, there were 267,659, 273,626, 217,806 and 223,555, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive. For purposes of calculating basic and diluted earnings per share, awards under the OPP are considered contingently issuable shares. Because the OPP awards require the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the awards from the basic and diluted earnings per share calculation. As of June 30, 2014 and June 30, 2013, the absolute and relative return thresholds were met; however, the OPP awards have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2014 and June 30, 2013 as they were anti-dilutive. In no event will the 2011 OPP awards be earned and paid out unless the absolute and relative performance thresholds are met on September 19, 2014.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands, except share data).

Three months ended June 30, 2014
Numerator
Net loss from continuing operations	$(2,666)
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	83
Less: loss attributable to noncontrolling interest after preferred stock dividends	(310)
Loss from continuing operations attributable to common stockholders	$(5,151)
Denominator
Weighted average common shares outstanding—basic and diluted	52,865,801
Loss per share—basic and diluted	$(0.10)

Six months ended June 30, 2014
Numerator
Net loss from continuing operations	$(2,695)
Add: gain on sale of real estate	50
Less: preferred stock dividends	5,424
Less: amount allocated to unvested restricted stockholders	171
Less: loss attributable to noncontrolling interest after preferred stock dividends	(766)
Loss from continuing operations attributable to common stockholders	$(7,474)
Denominator
Weighted average common shares outstanding—basic and diluted	49,023,985
Loss per share—basic and diluted	$(0.15)

Three months ended June 30, 2013
Numerator
Net loss from continuing operations	$(738)
Less: preferred stock dividends	2,519
Less: amount allocated to unvested restricted stockholders	64
Less: loss attributable to noncontrolling interest after preferred stock dividends	(430)
Loss from continuing operations attributable to common stockholders	$(2,891)
Income attributable to discontinued operations	$554
Less: income attributable to noncontrolling interest after preferred stock dividends	73
Income from discontinued operations attributable to common stockholders	$481
Denominator
Weighted average common shares outstanding—basic and diluted	42,006,954
Loss from continuing operations attributable to common stockholders	$(0.07)
Income from discontinued operations attributable to common stockholders	$0.01
Loss per share—basic and diluted	$(0.06)

Six months ended June 30, 2013
Numerator
Net loss from continuing operations	$(1,285)
Less: preferred stock dividends	4,071
Less: amount allocated to unvested restricted stockholders	133
Less: loss attributable to noncontrolling interest after preferred stock dividends	(714)
Loss from continuing operations attributable to common stockholders	$(4,775)
Income attributable to discontinued operations	$683
Less: income attributable to noncontrolling interest after preferred stock dividends	91
Income from discontinued operations attributable to common stockholders	$592
Denominator
Weighted average common shares outstanding—basic and diluted	41,265,070
Loss from continuing operations attributable to common stockholders	$(0.11)
Income from discontinued operations attributable to common stockholders	$0.01
Loss per share—basic and diluted	$(0.10)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At June 30, 2014 and December 31, 2013, the fair value of the incentive fee was zero.

11. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of rental income for the three and six months ended June 30, 2014 and June 30, 2013.

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

The following non-recognized subsequent events are noted:

On May 12, 2014, the Company executed an Employment Agreement with Geoffrey G. Jervis to serve as the Company’s Chief Financial Officer, Executive Vice President and Treasurer for a term of three years.  On July 1, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.3 million, which equated to 14,850 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on September 30, 2014.  Additionally on July 1, 2014, pursuant to the 2011 Plan, Mr. Jervis was granted LTIP units equal in value to $1.2 million, which equated to 52,106 LTIP units, which will vest at the end of a three-year term, running concurrently with the initial term of the Employment Agreement.  The fair value at issuance of each grant was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40%, a risk-free interest rate of 0.79%, an expected annual dividend yield of 6.0% and terms of ten years.

On July 1, 2014, the Company issued the Series B Unsecured Senior Notes in the amount of $50.0 million (see Note 5 for further details).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2013, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, except where the context otherwise requires.  The consolidated financial statements for the three and six months ended June 30, 2014 and June 30, 2013 include the financial information of the Company, STAG Industrial Operating Partnership, L.P. (“operating partnership”) and our subsidiaries.

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

•                  potential natural disasters;

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

•                  credit risk in the event of non-performance by the counterparties to the interest rate swaps;

•                  lack of or insufficient amounts of insurance;

•                  our failure to complete acquisitions;

•                  our failure to successfully integrate acquired buildings;

•                  our ability to maintain our qualification as a REIT;

•                  our ability to maintain key personnel;

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

Overview

We are an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States.

As of June 30, 2014, we owned 221 buildings in 34 states with approximately 41.2 million square feet, consisting of 153 warehouse/distribution buildings, 48 light manufacturing buildings and 20 flex/office buildings.  We also owned two vacant land parcels adjacent to two of our buildings.  Our buildings were 94.5% leased to 202 tenants, with no single tenant accounting for more than 2.6% of our total annualized rent and no single industry accounting for more than 13.0% of our total annualized rent, as of June 30, 2014.  As used herein, the definition of annualized rent is the contractual monthly base rent as of June 30, 2014 multiplied by 12.  If a tenant is in a free rent period as of June 30, 2014, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  On April 20, 2011, we completed our formation transactions and became a public company.  At June 30, 2014, we owned a 96.48% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Factors That May Influence Future Results of Operations

Outlook

The lack of speculative development in our markets may improve occupancy levels and rental rates in our owned portfolio. In addition, our acquisition activity is expected to enhance our overall financial performance. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to continue to deploy our capital on an attractive “spread investing” basis. In general, the economic environment for our tenants appears to be improving due in particular to the increasing availability of financing accessible by mid-sized companies.  Additionally, based on various real estate publications, the outlook for the industrial real estate sector is positive as the U.S. economy continues to improve and as retailers and manufacturers have made the shortening of the supply chain their top priority for the foreseeable future.

Rental Revenue

We receive income primarily from rental revenue from our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2014, our buildings were approximately 94.5% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our buildings. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.

The following table provides a summary of our leasing activity for the three and six months ended June 30, 2014.  As of June 30, 2014, we owned 221 buildings with approximately 41.2 million square feet.  The table does not include month to month leases or leases with terms less than 12 months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)(2)	GAAP Basis Rent Growth (1)(3)	Weighted Average Lease Term (4)	Turnover Costs Per Square Foot (5)
Three months ended June 30, 2014
New Leases	1	204,952	$3.68	13.6%	3.2	$0.71
Renewal Leases	6	506,432	$4.83	10.7%	2.0	$0.21
Total / Weighted Average	7	711,384	$4.50	11.3%	2.3	$0.35
Six months ended June 30, 2014
New Leases	4	300,352	$2.51	13.6%	3.9	$0.70
Renewal Leases	11	1,505,974	$3.54	11.0%	3.1	$0.24
Total / Weighted Average	15	1,806,326	$3.37	11.3%	3.3	$0.32

(1)                                 New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures are excluded.

(2)                                 Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.

(3)                                 GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease.

(4)                                 The lease term is expressed in years. Assumes no exercise of lease renewal option, if any.

(5)                                 Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

During the three and six months ended June 30, 2014, of the new leases signed, one lease for 0.2 million square feet included free rent totaling $47 thousand.  Additionally, during the three and six months ended June 30, 2014, none of the renewal leases signed had free rent periods during the lease terms.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  As of June 30, 2014, leases which comprise approximately 2.7% percent of our annualized base rent are scheduled to expire during the remainder of 2014.  With the change in rental rates in our markets over the past few years, as the leases which comprise approximately 2.7% of our annualized base rent expire in 2014, assuming no further changes in current market rental rates after considering a 12 to 24 month downtime, we expect that the rental rates on the respective new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, our future earnings and cash flows may be negatively impacted by current market conditions affecting our properties.

As of June 30, 2014, we had approximately 2.3 million rentable square feet of currently available space in our buildings.  Of the 0.8 million square feet and 1.7 million square feet of leases that have expired during the three and six months ended June 30, 2014, respectively, we have renewed 0.3 million square feet and 1.0 million square feet of leases, respectively, resulting in a 35.1% and 55.7% tenant retention rate for the three months and six months ended June 30, 2014, respectively.  The 0.8 million square feet and 1.7 million square feet of expiring leases during the three and six months ended June 30, 2014 represented only 2% and 4%, respectively, of the 41.2 million square feet in our 221 buildings as of June 30, 2014.  As of June 30, 2014, for the period July 1, 2014 through June 30, 2015, only one of our top ten leases based on June 30, 2014 annualized revenue will be expiring.  This lease is scheduled to expire on December 31, 2014, and our leasing team has been in preliminary discussions on possible renewals for this tenant.

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

Comparison of three months ended June 30, 2014 to the three months ended June 30, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On April 1, 2013, we owned 179 buildings including 119 warehouse/distribution buildings, 39 light manufacturing buildings and 21 flex/office buildings.  Subsequent to April 1, 2013, we sold three buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 176 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 0.7% to 92.9% as of June 30, 2014 compared to 93.6% as of June 30, 2013.  The results of operations from acquisitions relates to the 45 buildings acquired after April 1, 2013 for an aggregate cost of approximately $400.7 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended June 30, 2014 and June 30, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2014 and June 30, 2013 with respect to the buildings acquired and disposed of after April 1, 2013.  In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014.  The Lexington, VA building that was sold on March 25, 2014 did not meet the definition of a discontinued operation under this new definition and is therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions		Dispositions		Total Portfolio
	Three months ended June 30,				Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2014	2013	Change	% Change	2014	2013	2014	2013	2014	2013	Change	% Change

Revenue
Operating revenue
Rental income	$26,645	$27,073	$(428)	-1.6%	$8,558	$1,014	$—	$18	$35,203	$28,105	$7,098	25.3%
Tenant recoveries	4,546	3,282	1,264	38.5%	1,733	194	—	—	6,279	3,476	2,803	80.6%
Other income (1)	47	7	40	571.4%	2	—	—	—	49	7	42	600.0%
Total operating revenue	31,238	30,362	876	2.9%	10,293	1,208	—	18	41,531	31,588	9,943	31.5%
Expenses
Operating expenses
Property	2,692	2,267	425	18.7%	502	49	—	—	3,194	2,316	878	37.9%
Real estate taxes and insurance	3,796	3,048	748	24.5%	1,616	196	—	—	5,412	3,244	2,168	66.8%
Total operating expenses	6,488	5,315	1,173	22.1%	2,118	245	—	—	8,606	5,560	3,046	54.8%
Net operating income (2)	$24,750	$25,047	$(297)	-1.2%	$8,175	$963	$—	$18	$32,925	$26,028	$6,897	26.5%
Other expenses (income)
General and administrative									8,283	4,477	3,806	85.0%
Asset management fees income									(151)	(255)	104	40.8%
Property acquisition costs									688	1,269	(581)	-45.8%
Depreciation and amortization									20,769	16,244	4,525	27.9%
Other expenses									193	161	32	19.9%
Total other expenses (income)									29,782	21,896	7,886	36.0%
Total expenses									38,388	27,456	10,932	39.8%

Other income (expense)
Interest income									4	3	1	33.3%
Interest expense									(5,813)	(4,846)	(967)	-20.0%
Offering costs									—	(27)	27	100.0%
Total other income (expense)									(5,809)	(4,870)	(939)	19.3%
Discontinued operations
Income attributable to discontinued operations									—	90	(90)	-100.0%
Gain on sales of real estate									—	464	(464)	-100.0%
Total income attributable to discontinued operations									$—	$554	$(554)	-100.0%
Gain on sale of real estate									$—	$—	$—	0.0%
Net loss									$(2,666)	$(184)	$(2,482)	1348.9%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(310)	(357)	47	-13.2%
Net income (loss) attributable to STAG Industrial, Inc.									$(2,356)	$173	$(2,529)	-1461.8%

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

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.4 million or 1.6% to $26.6 million for the three months ended June 30, 2014 compared to $27.1 million for the three months ended June 30, 2013.  Approximately $1.2 million of the change was primarily attributable to tenants downsizing their spaces and vacancies.  These decreases were offset by $0.5 million of rental increases due primarily to tenant expansions and new leases.  There was also a net increase of $0.1 million primarily related to changes in rental rates on lease renewals.  Same store rental income also increased $0.1 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries increased by $1.3 million or 38.5% to $4.5 million for the three months ended June 30, 2014 compared to $3.3 million for the three months ended June 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $0.9 million of tenant recovery income. Approximately $0.3 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration.  Approximately $0.3 million of the increase related to several properties with primarily increases in recoverable expenses.  This was partially offset by a $0.2 million decrease in tenant recoveries related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Same store other income increased by $40 thousand or 571.4% to $47 thousand for the three months ended June 30, 2014 compared to $7 thousand for the three months ended June 30, 2013.  During the three months ended June 30, 2014, we received $25 thousand related to a settlement from a prior tenant for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.2 million or 22.1% to $6.5 million for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $0.9 million of tenant recovery income. Approximately $0.3 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration.  Approximately $0.2 million of the increase related to increases in property expenses at previously vacant properties.  This was offset by a $0.2 million decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $7.9 million or 36.0% for the three months ended June 30, 2014 to $29.8 million compared to $21.9 million for the three months ended June 30, 2013.  The increase was primarily related to an increase of $4.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $3.8 million increase in general and administrative expenses, which was primarily related to approximately $3.0 million of general and administrative expenses associated with our former Chief Financial Officer, Executive Vice President and Treasurer’s decision to not renew his contract and enter into a one-year Consulting Agreement with our Company.  The one-time charge of $3.0 million related to the acceleration of his share of our 2011 Outperformance Program (“OPP”) during the three months ended June 30, 2014, as well as the accounting for his unvested LTIP units and associated dividends paid on unvested LTIP units, salary, bonus and other benefits that will be provided to him during the term of his Consulting Agreement. The increase also related to rental expense for our new principal executive offices that we began to occupy on January 27, 2014 as well as the increase in payroll and other costs related to an increased number of employees. The increase was offset by a decrease of $0.6 million to property acquisition costs due to the closing of nine buildings during the three months ended June 30, 2014 compared to the closing of 16 buildings during the three months ended June 30, 2013.

Total Other Income (Expense)

Total other income (expense) consists of interest income and interest expense.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $0.9 million, or 19.3%, to $5.8 million for the three months ended June 30, 2014 compared to $4.9 million for the three months ended June 30, 2013.  The increase was primarily attributable to a $1.0 million increase in interest expense related to the increase in total debt outstanding of $558.8 million as of June 30, 2014 compared to $452.9 million as of June 30, 2013. During the three months ended June 30, 2014, the average debt balance increased compared to the average debt balance during the three months ended June 30, 2013. This increase was primarily a result of the Wells Fargo unsecured term loan A (as defined in Indebtedness Outstanding below) entered into on February 14, 2013 and was not fully drawn upon until January 30, 2014.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations decreased by $0.6 million, or 100.0%, to $0 for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013.  The income attributable to discontinued operations reflects the results of operations during the three months ended June 30, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013.  As previously mentioned, the only building sold in 2014 was not classified as a discontinued operation as a result of our early adopting ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Total Net Loss

The total net loss increased by $2.5 million, or 1,348.9%, to net loss of $2.7 million for the three months ended June 30, 2014 compared to a net loss of $0.2 million for the three months ended June 30, 2013. The increase is attributable to all of the aforementioned factors.

Comparison of six months ended June 30, 2014 to the six months ended June 30, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On January 1, 2013, we owned 172 buildings including 112 warehouse/distribution buildings, 39 light manufacturing buildings and 21 flex/office buildings.  Subsequent to January 1, 2013, we sold three buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 169 buildings which are considered our same store portfolio (“six month same store”) in the analysis below.  Six month same store occupancy decreased 0.8% to 92.4% as of June 30, 2014 compared to 93.2% as of June 30, 2013.  The results of operations from acquisitions relates to the 52 buildings acquired after January 1, 2013 for an aggregate cost of approximately $461.2 million.

The following table summarizes selected operating information for our six month same store portfolio and our total portfolio for the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2014 and June 30, 2013 with respect to the buildings acquired and disposed of after January 1, 2013.  The Lexington, VA building that was sold on March 25, 2014 did not meet the definition of a discontinued operation under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and is therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions		Dispositions		Total Portfolio
	Six months ended June 30,				Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	Change	% Change	2014	2013	2014	2013	2014	2013	Change	% Change

Revenue
Operating revenue
Rental income	$50,490	$51,079	$(589)	-1.2%	$18,815	$2,924	$16	$36	$69,321	$54,039	$15,282	28.3%
Tenant recoveries	8,139	6,676	1,463	21.9%	3,555	458	1	—	11,695	7,134	4,561	63.9%
Other income (1)	83	144	(61)	-42.4%	6	—	—	—	89	144	(55)	-38.2%
Total operating revenue	58,712	57,899	813	1.4%	22,376	3,382	17	36	81,105	61,317	19,788	32.3%
Expenses
Operating expenses
Property	5,992	4,922	1,070	21.7%	1,243	89	9	—	7,244	5,011	2,233	44.6%
Real estate taxes and insurance	6,334	5,431	903	16.6%	3,012	441	1	—	9,347	5,872	3,475	59.2%
Total operating expenses	12,326	10,353	1,973	19.1%	4,255	530	10	—	16,591	10,883	5,708	52.4%
Net operating income (2)	$46,386	$47,546	$(1,160)	-2.4%	$18,121	$2,852	$7	$36	$64,514	$50,434	$14,080	27.9%
Other expenses (income)
General and administrative									13,758	8,983	4,775	53.2%
Asset management fees income									(320)	(514)	194	37.7%
Property acquisition costs									1,247	1,845	(598)	-32.4%
Depreciation and amortization									40,623	31,642	8,981	28.4%
Other expenses									430	245	185	75.5%
Total other expenses (income)									55,738	42,201	13,537	32.1%
Total expenses									72,329	53,084	19,245	36.3%

Other income (expense)
Interest income									8	6	2	33.3%
Interest expense									(11,479)	(9,497)	(1,982)	-20.9%
Offering costs									—	(27)	27	100.0%
Total other income (expense)									(11,471)	(9,518)	(1,953)	20.5%
Discontinued operations
Income attributable to discontinued operations									—	219	(219)	-100.0%
Gain on sales of real estate									—	464	(464)	-100.0%
Total income attributable to discontinued operations									$—	$683	$(683)	-100.0%
Gain on sale of real estate									$50	$—	$50	100.0%
Net loss									$(2,645)	$(602)	$(2,043)	339.4%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(766)	(623)	(143)	23.0%
Net income (loss) attributable to STAG Industrial, Inc.									$(1,879)	$21	$(1,900)	-9047.6%

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

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.6 million or 1.2% to $50.5 million for the six months ended June 30, 2014 compared to $51.1 million for the six months ended June 30, 2013.  Approximately $2.0 million of the change was primarily attributable to vacancies and tenants downsizing their spaces.  These decreases were offset by $0.9 million of rental increases due to tenant expansions and new leases.  There was also a net increase of $0.2 million primarily related to changes in rental rates on lease renewals.  Same store rental income also increased $0.3 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries increased by $1.5 million or 21.9% to $8.1 million for the six months ended June 30, 2014 compared to $6.7 million for the six months ended June 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $0.9 million of tenant recovery income. Approximately $0.3 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration.  Approximately $0.4 million of the increase related to several properties with increases in recoverable expenses primarily as a result of the harsh winter conditions in 2014. This was partially offset by approximately $0.1 million decrease in tenant recoveries related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Same store other income decreased by $0.1 million or 42.4% to $0.1 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013.  During the six months ended June 30, 2013, we received a reimbursement of $51 thousand for make ready repair costs from a tenant that previously vacated, which resulted in a higher same store other income during the six months ended June 30, 2013.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $2.0 million or 19.1% to $12.3 million for the six months ended June 30, 2014 compared to $10.4 million for the six months ended June 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $0.9 million of real estate tax expense. Approximately $0.3 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration. The increase was primarily attributable to an increase of $0.5 million related to the increased gas usage and snow removal costs due to the harsh winter conditions in 2014.  There was also an increase of $0.3 million related to repair and maintenance expenses and increased utility usage.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $13.5 million or 32.1% for the six months ended June 30, 2014 to $55.7 million compared to $42.2 million for the six months ended June 30, 2013.  The increase was primarily related to an increase of $9.0 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $4.8 million increase in general and administrative expenses related primarily to approximately $3.0 million of general and administrative expense for the accounting associated with our former Chief Financial Officer, Executive Vice President and Treasurer’s decision to not renew his contract and enter into a one-year consulting agreement with our Company.  The one-time charge of $3.0 million related to the acceleration of his share of our OPP as well as the accounting for his unvested LTIP units and associated dividends paid on unvested LTIP units, his salary, bonus and other benefits that will be provided to him during the term of his Consulting Agreement. The increase also related to rental expense for our new principal executive offices that we began to occupy on January 27, 2014 as well as the increase in payroll and other costs related to an increased number of employees.  The increase was offset by a decrease of $0.6 million to property acquisition costs due to the closing of 13 buildings during the six months ended June 30, 2014 compared to the closing of 23 buildings during the six months ended June 30, 2013.

Total Other Income (Expense)

Total other income (expense) consists of interest income and interest expense.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.0 million, or 20.5%, to $11.5 million for the six months ended June 30, 2014 compared to $9.5 million for the six months ended June 30, 2013.  The increase was primarily attributable to a $1.0 million increase in interest expense related to the increase in total debt outstanding of $558.8 million as of June 30, 2014 compared to $452.9 million as of June 30, 2013. During the six months ended June 30, 2014, the average debt balance increased compared to the average debt balance during the six months ended June 30, 2013. This increase was primarily a result of the Wells Fargo unsecured term loan A (as defined in Indebtedness Outstanding below) entered into on February 14, 2013, and was not fully drawn upon until January 30, 2014.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations decreased by $0.7 million, or 100.0%, to $0 for the six months ended June 30, 2014 compared to $0.7 million for the six months ended June 30, 2013.  The income attributable to discontinued operations reflects the results of operations during the six months ended June 30, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013.  As previously mentioned, the only building sold in 2014 was not classified as a discontinued operation as a result of our early adopting ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Gain on sale of real estate

The total gain on sale of real estate increased by $0.1 million, or 100.0%, to $0.1 for the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013.  The gain on sale of real estate is related to the property located in Lexington, VA that was sold during the six months ended June 30, 2014 and the early adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as referenced above.

Total Net Loss

The total net loss increased by $2.0 million, or 339.4%, to net loss of $2.6 million for the six months ended June 30, 2014 compared to a net loss of $0.6 million for the six months ended June 30, 2013. The increase is attributable to all of the aforementioned factors.

Cash Flows

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

The following table summarizes our cash flows for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 (dollars in thousands):

	Six months ended June 30,
	2014	2013	Change	% Change
Cash provided by operating activities	$40,814	$33,744	$7,070	21.0%
Cash used in investing activities	120,609	154,974	(34,365)	-22.2%
Cash provided by financing activities	79,136	121,987	(42,851)	-35.1%

Net cash provided by operating activities.  Net cash provided by operating activities increased $7.1 million to $40.8 million for the six months ended June 30, 2014 compared to $33.7 million for the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $2.6 million for the three months ended June 30, 2014 compared to a net loss of $0.6 million for the three months ended June 30, 2013, but after adjusting the net income (loss) to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $10.0 million. This is primarily a result of adding back depreciation and amortization of $40.6 million during the three months ended June 30, 2014 compared to $32.0 million during the three months ended June 30, 2013.

Net cash used in investing activities.  Net cash used in investing activities decreased by $34.4 million to $120.6 million for the three months ended June 30, 2014 compared to $155.0 million for the three months ended June 30, 2013.  The change is primarily attributable to the acquisition of 13 buildings with an aggregate purchase price of $117.9 million during the six months ended June 30, 2014 compared to the acquisition of 23 buildings with an aggregate purchase price of $168.2 million during the six months ended June 30, 2013.

Net cash provided by financing activities.  Net cash provided by financing activities decreased $42.9 million to $79.1 million for the three months ended June 30, 2014 compared to $122.0 million for the three months ended June 30, 2013.  The change is attributable to a decrease of $13.5 million in proceeds from the unsecured credit facility, a decrease of $25.0 million in proceeds from the unsecured term loans and is offset by an increase of $1.6 million in proceeds from sales of common stock in comparison to prior periods.  Additionally, the change is also attributable to an increase in dividends and distributions paid of $11.7 million as a result of the increased number of shares and units outstanding as well as a $0.055 increase in the dividend paid per share during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Proceeds from the sale of the Series B Preferred Stock decreased by $70.0 million as a result of the stock being issued on April 16, 2013. The remaining overall decrease is due to a decrease of $5.9 million of offering costs, a decrease of $2.5 million of restricted cash and a decrease of $67.8 million of the repayment of the unsecured credit facility for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

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

During the three and six months ended June 30, 2014, we sold 189,735 and 661,930 shares of common stock, respectively, under our “at the market” stock offering program that commenced on December 14, 2012 (“2012 ATM”) resulting in net proceeds of $4.4 million and $14.7 million, reflecting gross proceeds of $4.5 million and $14.9 million, net of the sales agents’ fees of approximately $0.1 million and $0.2 million, respectively. We used the net proceeds to fund acquisitions, to repay indebtedness, and for working capital and other general corporate purposes.  As of June 30, 2014, there was no remaining common stock available to be sold under the 2012 ATM.

On March 10, 2014, we established a new “at the market” stock offering program (“2014 ATM”) through which we may sell from time to time up to an aggregate of $150.0 million of our common stock through sales agents.  During the three months ended June 30, 2014 and the period March 10, 2014 through June 30, 2014, we sold 1,566,878 and 4,526,142 shares of common stock, respectively, under the 2014 ATM resulting in net proceeds of $36.7 million and $102.9 million, reflecting gross proceeds of $37.3 million and $104.5 million, net of the sales agents’ fees of approximately $0.6 million and $1.6 million, respectively.  We used the net proceeds to fund acquisitions, to repay indebtedness, and for working capital and other general corporate purposes. As of June 30, 2014, there was approximately $45.5 million of common stock available to be sold under the 2014 ATM.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions on our common stock during the six months ended June 30, 2014:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended June 30	February 21, 2014	$0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.63

On May 5, 2014, our board of directors declared the common stock dividend for the months ending July 31, 2014, August 31, 2014, and September 30, 2014 at a monthly rate of $0.11 per share of common stock, which represented a 5% increase over the prior monthly dividend.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share).  The table below sets forth the dividends on the Series A Preferred Stock during the six months ended June 30, 2014:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
June 30	May 5, 2014	$0.5625	June 30, 2014
March 31	February 21, 2014	0.5625	March 31, 2014
Total 2014		$1.125

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series B Preferred Stock during the six months ended June 30, 2014:

Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Date Paid
June 30	May 5, 2014	$0.4140625	June 30, 2014
March 31	February 21, 2014	0.4140625	March 31, 2014
Total 2014		$0.828125

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of June 30, 2014 (dollars in thousands):

Loan	Principal	Fixed/Floating	Rate(1)		Current Maturity
Mortgage notes payable:
Sun Life(2)	$3,682	Fixed	6.05%		Jun-1-2016
Webster Bank(3)	5,755	Fixed	4.22%		Aug-4-2016
Union Fidelity(4)	6,371	Fixed	5.81%		Apr-30-2017
Webster Bank(5)	3,078	Fixed	3.66%		May-29-2017
Webster Bank(6)	3,315	Fixed	3.64%		May-31-2017
CIGNA-1 Facility(7)	58,468	Fixed	6.50%		Feb-1-2018
CIGNA-2 Facility(8)	59,534	Fixed	5.75%		Feb-1-2018
CIGNA-3 Facility(9)	16,765	Fixed	5.88%		Oct-1-2019
Wells Fargo CMBS Loan(10)	66,363	Fixed	4.31%		Dec-1-2022
Total mortgage notes payable	$223,331

Unsecured credit facility:
Bank of America Unsecured Credit Facility(11)	$35,500	Variable	LIBOR + 1.45%		Sept-10-2016
Total unsecured credit facility	$35,500

Unsecured term loans:
Bank of America Unsecured Term Loan(12)	$150,000	Variable	LIBOR + 1.40%		Sept-10-2017
Wells Fargo Unsecured Term Loan A(13)	150,000	Variable	LIBOR + 2.15%		Feb-14-2020
Wells Fargo Unsecured Term Loan B(14)	—	Variable	LIBOR + 1.70%		Mar-21-2021
Total unsecured term loans	$300,000
Total Debt	$558,831		3.76	%(15)

(1)                                 Current interest rate as of June 30, 2014.  At June 30, 2014, the one-month LIBOR rate was 0.1552%.

(2)                                 This loan with Sun Life Assurance Company of Canada (U.S.) (“Sun Life”) was assumed on October 14, 2011 in connection with the acquisition of a building located in Gahanna, OH. The property is collateral for this loan. Principal outstanding under this loan includes an unamortized fair market value premium of $0.1 million as of June 30, 2014, which is not included in the calculation of the weighted average interest rate.

(3)                                 This loan with Webster Bank, National Association (“Webster Bank”) was entered into on August 4, 2011 in connection with the acquisition of a building located in Norton, MA. The property is collateral for this loan.

(4)                                This loan with Union Fidelity Life Insurance Co. (“Union Fidelity”) was assumed on July 28, 2011 in connection with the acquisition of a building St. Louis, MO. The property is collateral for this loan.  The principal outstanding includes an unamortized fair market value premium of $0.1 million as of June 30, 2014, which is not included in the calculation of the weighted average interest rate.

(5)                                 This loan with Webster Bank was entered into on May 29, 2012 in connection with the acquisition of a building located in Portland, ME. The property is collateral for this loan.

(6)                                 This loan with Webster Bank was entered into on May 31, 2012 in connection with the acquisition of a building located in East Windsor, CT. The property is collateral for this loan.

(7)                             The Connecticut General Life Insurance Company (“CIGNA”) credit facility was entered into in July 2010 (the “CIGNA-1 facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity.

(8)                                 The CIGNA credit facility was entered into in October 2010 (the “CIGNA-2 facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity.

(9)                                 The CIGNA credit facility was entered into in July 2011 (the “CIGNA-3 facility”). This loan has various buildings serving as collateral and has no remaining borrowing capacity.

(10)                          This loan with Wells Fargo Bank, National Association (“Wells Fargo”) was entered into on November 8, 2012 (“CMBS loan”) and is a non-recourse loan with 28 buildings serving as collateral.

(11)                         The spread over LIBOR for this Bank of America, N.A (“Bank of America”) unsecured credit facility is based on our consolidated leverage. The spread was 1.45% as of June 30, 2014.  The borrowing capacity as of June 30, 2014 was $164.3 million, assuming current leverage levels.

(12)                          The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered into on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio. The spread was 1.40% as of June 30, 2014.  There was no remaining borrowing capacity as of June 30, 2014. We swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to “Interest Rate Risk below.”

(13)                          This Wells Fargo unsecured term loan (the “Wells Fargo unsecured term loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on our consolidated leverage. The spread was 2.15% as of June 30, 2014. As of June 30, 2014, we swapped the one-month LIBOR for a fixed rate for $125.0 million of the $150.0 million outstanding on the Wells Fargo unsecured term loan A. For further details refer to “Interest Rate Risk” below. There was no remaining borrowing capacity as of June 30, 2014 as we drew upon the remaining $50.0 million on January 30, 2014.

(14)                          This Wells Fargo unsecured term loan (“Wells Fargo unsecured term loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on our consolidated leverage. The spread was 1.70% as of June 30, 2014. The borrowing capacity was $150.0 million as of June 30, 2014.

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

Our debt is subject to certain financial and other covenants.  As of June 30, 2014, we were in compliance with the financial covenants in the credit agreement and loan agreements.

Unsecured Credit Facility, Unsecured Term Loans and Unsecured Senior Notes

Unsecured Credit Facility and Bank of America Unsecured Term Loan:  On September 10, 2012, we closed a credit agreement (“credit agreement”) for an unsecured corporate revolving credit facility of up to $200.0 million with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arranger (“unsecured credit facility”).  The credit agreement also provides for the $150.0 million Bank of America unsecured term loan with a maturity date of September 10, 2017.

Amounts outstanding under the unsecured credit facility and the Bank of America unsecured term loan bear interest at a floating rate equal to, at our election, the one-month Eurodollar Rate or the Base Rate (each as defined in the credit agreement) plus a spread. The spread is based on our consolidated leverage ratio and, for borrowing under the unsecured credit facility, ranges from 1.45% to 2.05% for one-month Eurodollar Rate based borrowings and from 0.45% to 1.05% for Base Rate based borrowings and, for borrowing under the Bank of America unsecured term loan, ranges from 1.40% to 2.00% for Eurodollar Rate based borrowings and from 0.40% to 1.00% for Base Rate based borrowings. At June 30, 2014, the spread on the unsecured credit facility and Bank of America unsecured term loan was 1.45% and 1.40%, respectively, and the floating rate interest on $100.0 million of the $150.0 million Bank of America unsecured term loan was fixed utilizing seven interest rate swaps with rates ranging from 0.727% to 0.7975%. These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).  In addition, the unused fee is 0.25% of the unused balance of the unsecured credit facility if usage is less than 50% of the capacity and 0.20% if usage is greater than or equal to 50%. We also will pay certain other customary fees and expense reimbursements.  The unsecured credit facility will mature on September 10, 2016, subject to a one-year extension option which we may exercise at our election, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee, contained in the credit agreement.

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

Wells Fargo Unsecured Term Loan A:  On February 14, 2013, we entered into the seven-year term Wells Fargo unsecured term loan A with Wells Fargo and certain other lenders, in the original principal amount of up to $150.0 million. Additionally, the Wells Fargo unsecured term loan A has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of loan agreement, the Wells Fargo unsecured term loan A will mature on February 14, 2020.

The amount available for us to borrow under the Wells Fargo unsecured term loan A is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our buildings that form the borrowing base of the Wells Fargo unsecured term loan A, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in loan agreement) then outstanding.

Borrowings under the Wells Fargo unsecured term loan A bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 2.15% to 2.70% for Eurodollar Rate based borrowings and from 1.15% to 1.70% for Base Rate based borrowings.

As of June 30, 2014, the spread on the Wells Fargo unsecured term loan A was 2.15% and the floating rate interest on $125.0 million of the $150.0 million outstanding principal balance was fixed utilizing four interest rate swaps with rates from 1.33% to 1.9925%.  These swaps were designated as cash flow hedges of interest rate risk (See “Interest Rate Risk” below for further details).

Wells Fargo Unsecured Term Loan B:  On March 21, 2014 we entered into the seven-year term Wells Fargo unsecured term loan B with Wells Fargo and certain other lenders, in the original principal amount of up to $150.0 million (collectively, the Wells Fargo unsecured term loan B, the Bank of America unsecured loan and the Wells Fargo unsecured term loan A, the “unsecured term loans”). Additionally, the Wells Fargo unsecured term loan B has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of loan agreement B, the Wells Fargo unsecured term loan will mature on March 21, 2021.

The amount available for us to borrow under the Wells Fargo unsecured term loan B is based on (a) the lesser of (i) 60% of the Borrowing Base Values (as defined in the loan agreement) of our buildings that form the borrowing base of the Wells Fargo unsecured term loan B, and (ii) the amount that would create a debt service coverage ratio of not less than 1.6 based on a 30-year amortization period, less (b) any other unsecured indebtedness (as defined in loan agreement) then outstanding.

Borrowings under the Wells Fargo unsecured term loan B bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.70% to 2.30% for Eurodollar Rate based borrowings and from 0.70% to 1.30% for Base Rate based borrowings. As of June 30, 2014, the spread on the Wells Fargo unsecured term loan B was 1.70%

We also pay customary fees and expense reimbursements, including an unused fee equal to 0.35% of the unused portion of the Wells Fargo unsecured term loan A and 0.225% of the unused portion of the Wells Fargo unsecured term loan B, which is paid monthly in arrears. The Wells Fargo unsecured term loan B unused commitment fee begins to accrue on May 21, 2014.  The Wells Fargo unsecured term loan A and the Wells Fargo unsecured term loan B have prepayment fees as outlined in the loan agreement.

Unsecured Senior Notes

On April 16, 2014, we entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $50.0 million Series A 10-Year Unsecured Senior Notes (“Series A Unsecured Senior Notes”) and $50.0 million Series B 12-Year Unsecured Senior Notes (“Series B Unsecured Senior Notes”)  (collectively, the Series A Unsecured Senior Notes and the Series B Unsecured Senior Notes are referred to herein as, the “Unsecured Senior Notes”).  Borrowings under the Unsecured Senior Notes will bear interest at a fixed rate of 4.98% and, subject to customary closing conditions, must be issued (i) between July 1, 2014 and July 3, 2014 for the Series B Unsecured Senior Notes and (ii) between October 1, 2014 and October 3, 2014 for the Series A Unsecured Senior Notes.  Upon the funds being drawn, Bank of America, as agent, will receive a placement fee equal to 0.4% of the principal amount of the securities purchased by investors.  As of June 30, 2014, we incurred $0.3 million in deferred financing fees associated with the unsecured senior notes, which will be amortized over the respective 10 and 12 year terms. On July 1, 2014, we issued the Series B Unsecured Senior Notes.  Our Company and certain wholly owned subsidiaries of the operating partnership are guarantors of the unsecured senior notes and the obligations under the unsecured senior notes rank pari passu to the our unsecured senior indebtedness, which includes the unsecured credit facility and unsecured term loans.

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

•                  a maximum secured recourse debt level of not greater than 7.5%;

•                  a minimum fixed charge ratio of not less than 1.50:1.00;

•                  a minimum tangible net worth covenant test; and

•                  various thresholds on company level investments.

The unsecured senior notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The unsecured credit facility and unsecured term loans contain financial and operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of June 30, 2014. In the event of a default under the unsecured credit facility or the unsecured term loans, our dividend distributions are limited to the minimum amount necessary for us to maintain our status as a REIT. The borrowing capacity on the unsecured credit facility and the unsecured term loans as of June 30, 2014 was $270.1 million, assuming current leverage levels.

Events of Default:  The credit agreement and our loan agreements contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross- defaults to other material debt and bankruptcy or other insolvency events.

The Company and certain of our subsidiaries guarantee the obligations under the unsecured credit facility and unsecured term loans.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2014, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	Remaining 2014	2015 - 2016	2017 - 2018	Thereafter
Principal payments(3)	$558,596	$2,240	$53,465	$278,884	$224,007
Interest payments—Fixed rate debt (4)(5)	88,123	9,548	37,345	25,850	15,380
Interest payments —Variable rate debt (4)(6)	6,971	962	3,672	1,690	647
Operating lease and ground leases(4)	14,756	713	2,634	2,163	9,246
Other(4)(7)	450	75	300	75	—
Total	$668,896	$13,538	$97,416	$308,662	$249,280

(1)                             From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)                                 The terms of the loan agreements for each of the CIGNA-1 facility, CIGNA-2 facility and CIGNA-3 facility also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the CMBS Loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at June 30, 2014 and the balance at June 30, 2014 was $1.6 million.  The funding of these reserves is not included in the table above.

(3)                                 The total payments do not include approximately $0.2 million of unamortized fair market value premium associated with two loans assumed (the Sun Life loan and the Union Fidelity loan).

(4)                                 Not included in our Consolidated Balance Sheets included in this report.

(5)                                 Amounts include interest rate payments on the $225.0 million of the $300.0 million unsecured term loans that have been swapped to a fixed rate.

(6)                                 Assumes the variable interest rate as of June 30, 2014 is applied to all future interest payments for the unsecured credit facility and the $75.0 million of the $300.0 million unsecured term loans that have not been swapped to a fixed rate.

(7)                                 Amounts relate to a fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”). We entered into an agreement with Columbus Nova to source sale leaseback transactions for potential acquisition.

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

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the unsecured term loans.  The following table details our outstanding interest rate swaps as of June 30, 2014 (collectively, the “unsecured term loan swaps”) (in thousands):

Interest Rate Derivative Counterparty	Trade Date	Notional Amount		Fixed Interest Rate	Variable Interest Rate	Maturity Date
PNC Bank, National Association	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Bank of America	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
UBS AG	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
Royal Bank of Canada	Sept-14-2012	$10,000	(1)	0.7945%	One-month LIBOR	September 10, 2017
RJ Capital Services, Inc.	Sept-14-2012	$10,000	(1)	0.7975%	One-month LIBOR	September 10, 2017
Bank of America	Sept-20-2012	$25,000	(1)	0.7525%	One-month LIBOR	September 10, 2017
RJ Capital Services, Inc.	Sept-24-2012	$25,000	(1)	0.727%	One-month LIBOR	September 10, 2017
Regions Bank	March-1-2013	$25,000	(2)	1.33%	One-month LIBOR	February 14, 2020
Capital One, N.A.	June-13-2013	$25,000	(2)	1.703%	One-month LIBOR	February 14, 2020
Capital One, N.A.	June-13-2013	$50,000	(2)	1.681%	One-month LIBOR	February 14, 2020
Regions Bank	Sept-30-2013	$25,000	(2)	1.9925%	One-month LIBOR	February 14, 2020

(1) Fixes the interest rate of the Bank of America unsecured term loan

(2) Fixes the interest rate of the Wells Fargo unsecured term loan A

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of June 30, 2014, the fair values of nine of the 11 of our interest rate swaps were in an asset position of $1.1 million and two interest rate swaps were in a liability position of $0.4 million.  As of December 31, 2013, the swaps were in an asset position of $3.9 million. The decrease in value was due to lower forward interest rate curves as of June 30, 2014 as compared to December 31, 2013.

As of June 30, 2014, we had $335.5 million of debt with interest at a variable rate. Of the $300.0 million of variable rate debt on the unsecured term loans, interest on $225.0 million has been fixed with swaps as discussed above. The $50.0 million and $35.5 million of variable rate debt related to the Bank of America unsecured term loan and the unsecured credit facility, respectively, were both priced at one-month LIBOR plus a spread of 1.40% and 1.45%, respectively, as of June 30, 2014. The remaining $25.0 million of variable rate debt related to the Wells Fargo unsecured term loan A, which was priced at one-month LIBOR plus a spread of 2.15% as of June 30, 2014. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from building dispositions, it provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(2,666)	$(184)	$(2,645)	$(602)
Rental property depreciation and amortization	20,727	16,435	40,544	32,045
Gain on sales of real estate	—	(464)	(50)	(464)
FFO	$18,061	$15,787	$37,849	$30,979
Preferred stock dividends	(2,712)	(2,519)	(5,424)	(4,071)
Amount allocated to unvested restricted stockholders	(83)	(64)	(171)	(133)
FFO attributable to common stockholders and unit holders	$15,266	$13,204	$32,254	$26,775

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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(2,666)	$(184)	$(2,645)	$(602)
Asset management fee income	(151)	(255)	(320)	(514)
General and administrative	8,283	4,477	13,758	8,983
Property acquisition costs	688	1,269	1,247	1,845
Depreciation and amortization	20,769	16,435	40,623	32,045
Interest income	(4)	(3)	(8)	(6)
Interest expense	5,813	4,846	11,479	9,497
Offering costs	—	27	—	27
Gain on sales of real estate	—	(464)	(50)	(464)
Other expenses	193	161	430	245
Net Operating Income (1)	$32,925	$26,309	$64,514	$51,056

(1)                                 Includes the results of discontinued operations.  For the three and six months ended June 30, 2014 and June 30, 2013, excluding the results of discontinued operations, NOI was approximately $32.9 million, $64.5 million, $26.0 million and $50.4 million, respectively.

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

As of June 30, 2014, we had $35.5 million outstanding under the unsecured credit facility and $300.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $300.0 million outstanding on the unsecured term loans, $225.0 million is subject to interest rate swaps.  The remaining $50.0 million and $25.0 million are related to the Bank of America unsecured term loan and the Wells Fargo unsecured term loan A, respectively, which were priced at one-month LIBOR plus 1.40% and 2.15%, respectively, as of June 30, 2014.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $35.5 million on the unsecured credit facility and $75.0 million on the unsecured term loans (the portion of outstanding amounts at June 30, 2014 not fixed by interest rate swaps) for the entire six months ended June 30, 2014, our interest expense would have increased by $0.6 million for the six months ended June 30, 2014.

Item 4. Controls and Procedures

As previously disclosed, our former Chief Financial Officer resigned effective April 21, 2014.  On May 12, 2014, we executed an Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014, to serve as our Chief Financial Officer, Executive Vice President and Treasurer.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our former Chief Financial Officer’s resignation from our Company effective April 21, 2014 did not have a material impact on our internal controls over financial reporting.  There was no change to our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 12, 2014, we executed an Employment Agreement with Mr. Jervis, effective as of July 1, 2014, to serve as our Chief Financial Officer, Executive Vice President and Treasurer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (1)

10.2	Consulting Agreement dated as of April 21, 2014, by and between STAG Industrial Management, LLC and Gregory W. Sullivan (2)

10.3	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014 (3)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014.

(2)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

(3)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: August 6, 2014	BY:	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (1)

10.2	Consulting Agreement dated as of April 21, 2014, by and between STAG Industrial Management, LLC and Gregory W. Sullivan (2)

10.3	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014 (3)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*                 Filed herewith.

(1)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014.

(2)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

(3)  Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2014.