Form 10-Q
period 2014-09-30
STAG Industrial, Inc.
filed 2014-10-31
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at October 30, 2014
Common Stock ($0.01 par value)	64,434,852
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2014	2013

Assets
Rental Property:
Land	$169,808	$134,399
Buildings and improvements	1,141,478	944,647
Less: accumulated depreciation	(96,849)	(71,653)
Total rental property, net	1,214,437	1,007,393
Cash and cash equivalents	5,290	6,690
Restricted cash	6,668	6,806
Tenant accounts receivable, net	15,371	13,790
Prepaid expenses and other assets	21,656	16,526
Interest rate swaps	2,192	3,924
Due from related parties	150	185
Deferred leasing intangibles, net of accumulated amortization of $133,866 and $95,201, respectively	235,226	214,967
Total assets	$1,500,990	$1,270,281
Liabilities and Equity
Liabilities:
Mortgage notes payable	$222,192	$225,591
Unsecured credit facility	106,000	80,500
Unsecured term loans	300,000	250,000
Unsecured notes	50,000	—
Accounts payable, accrued expenses and other liabilities	24,304	18,574
Interest rate swaps	228	—
Tenant prepaid rent and security deposits	10,005	8,972
Dividends and distributions payable	6,565	5,166
Deferred leasing intangibles, net of accumulated amortization of $5,875 and $4,520, respectively	7,586	6,914
Total liabilities	726,880	595,717
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2014 and December 31, 2013	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2014 and December 31, 2013	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 57,216,577 and 44,764,377 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	572	447
Additional paid-in capital	783,518	577,039
Common stock dividends in excess of earnings	(176,851)	(116,877)
Accumulated other comprehensive income	1,627	3,440
Total stockholders’ equity	747,866	603,049
Noncontrolling interest	26,244	71,515
Total equity	774,110	674,564
Total liabilities and equity	$1,500,990	$1,270,281

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Rental income	$36,774	$30,171	$106,095	$84,210
Tenant recoveries	5,399	4,265	17,094	11,399
Other income	185	207	594	865
Total revenue	42,358	34,643	123,783	96,474
Expenses
Property	7,694	6,299	24,285	17,182
General and administrative	5,704	4,376	19,462	13,385
Property acquisition costs	2,190	986	3,437	2,831
Depreciation and amortization	21,983	17,261	62,606	48,903
Other expenses	181	89	611	336
Total expenses	37,752	29,011	110,401	82,637
Other income (expense)
Interest income	3	3	11	9
Interest expense	(6,462)	(5,370)	(17,941)	(14,866)
Gain on sales of real estate	2,104	—	2,153	—
Total other income (expense)	(4,355)	(5,367)	(15,777)	(14,857)
Net income (loss) from continuing operations	$251	$265	$(2,395)	$(1,020)
Discontinued operations
Income attributable to discontinued operations	—	29	—	248
Gain on sale of real estate	—	—	—	464
Total income attributable to discontinued operations	$—	$29	$—	$712
Net income (loss)	$251	$294	$(2,395)	$(308)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(90)	(335)	(784)	(958)
Net income (loss) attributable to STAG Industrial, Inc.	$341	$629	$(1,611)	$650
Less: preferred stock dividends	2,712	2,712	8,136	6,783
Less: amount allocated to unvested restricted stockholders	87	64	258	197
Net loss attributable to common stockholders	$(2,458)	$(2,147)	$(10,005)	$(6,330)
Weighted average common shares outstanding — basic and diluted	55,354,125	42,753,722	51,157,219	41,766,740
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.05)	$(0.20)	$(0.16)
Income from discontinued operations attributable to common stockholders	—	$0.00	—	$0.01
Loss per share — basic and diluted	$(0.04)	$(0.05)	$(0.20)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$251	$294	$(2,395)	$(308)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,300	(1,034)	(1,959)	2,632
Other comprehensive income (loss)	1,300	(1,034)	(1,959)	2,632
Comprehensive income (loss)	1,551	(740)	(4,354)	2,324
Net loss attributable to noncontrolling interest after preferred stock dividends	90	335	784	958
Other comprehensive (income) loss attributable to noncontrolling interest	(47)	143	146	(355)
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$1,594	$(262)	$(3,424)	$2,927

The accompanying notes are an integral part of these consolidated financial statements

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
	Preferred	Common Stock		Paid-in	in excess of	Comprehensive	Stockholders'	Operating	Total
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Equity

Nine months ended September 30, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sale of common stock	—	7,191,537	72	164,005	—	—	164,077	—	164,077
Offering costs	—	—	—	(2,731)	—	—	(2,731)		(2,731)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	9,488	—	—	—	—	—	—	—
Issuance of equity pursuant to outperformance program	—	43,657	1	(1,491)	—	—	(1,490)	1,015	(475)
Dividends and distributions, net	(8,136)	—	—	—	(50,227)	—	(58,363)	(3,572)	(61,935)
Non-cash compensation	—	—	—	1,546	—	—	1,546	3,760	5,306
Redemption of common units to common stock	—	5,105,584	51	54,681	—	—	54,732	(54,732)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(9,530)	—	—	(9,530)	9,530	—
Other comprehensive loss	—	—	—	—	—	(1,813)	(1,813)	(146)	(1,959)
Net income (loss)	8,136	—	—	—	(9,747)	—	(1,611)	(784)	(2,395)
Balance, September 30, 2014	$139,000	57,216,577	$572	$783,518	$(176,851)	$1,627	$747,866	$26,244	$774,110
Nine months ended September 30, 2013
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	8,247,322	82	154,587	—	—	154,669	—	154,669
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(8,457)	—	—	(8,457)	—	(8,457)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	7,871	—	—	—	—	—	—	—
Dividends and distributions, net	(6,783)	—	—	—	(38,540)	—	(45,323)	(6,334)	(51,657)
Non-cash compensation	—	—	—	1,020	—	—	1,020	1,207	2,227
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Redemption of common units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(4,304)	—	—	(4,304)	4,304	—
Other comprehensive income	—	—	—	—	—	2,277	2,277	355	2,632
Net income (loss)	6,783	—	—	—	(6,133)	—	650	(958)	(308)
Balance, September 30, 2013	$139,000	44,052,248	$440	$562,511	$(105,697)	$1,906	$598,160	$71,905	$670,065

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,395)	$(308)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,606	49,508
Non-cash portion of interest expense	1,009	783
Intangible amortization in rental income, net	4,600	4,399
Straight-line rent adjustments, net	(2,314)	(2,139)
Dividends on forfeited equity compensation	128	—
Gain on sales of real estate	(2,153)	(464)
Non-cash compensation expense	5,337	2,227
Change in assets and liabilities:
Tenant accounts receivable, net	934	(1,399)
Restricted cash	(596)	(764)
Prepaid expenses and other assets	(3,253)	(3,064)
Accounts payable, accrued expenses and other liabilities	1,426	3,539
Tenant prepaid rent and security deposits	1,033	2,270
Due from related parties	35	626
Total adjustments	68,792	55,522
Net cash provided by operating activities	66,397	55,214
Cash flows from investing activities:
Additions of land and building and improvements	(233,101)	(183,882)
Proceeds from sale of rental property, net	7,492	4,843
Restricted cash	734	(549)
Acquisition deposits, net	(1,920)	(460)
Additions to lease intangibles	(61,413)	(54,842)
Net cash used in investing activities	(288,208)	(234,890)
Cash flows from financing activities:
Proceeds from sale of Series B Preferred Stock	—	70,000
Redemption of common units for cash	(342)	—
Proceeds from unsecured credit facility	187,500	90,000
Repayment of unsecured credit facility	(162,000)	(169,300)
Proceeds from unsecured term loans	50,000	100,000
Proceeds from unsecured notes payable	50,000	—
Repayment of mortgage notes payable	(3,321)	(3,151)
Payment of loan fees and costs	(1,718)	(1,511)
Dividends and distributions	(60,663)	(47,671)
Proceeds from sales of common stock	164,077	154,669
Offering costs	(2,647)	(8,457)
Withholding taxes for settlement of outperformance program	(475)	—
Net cash provided by financing activities	220,411	184,579
Increase (decrease) in cash and cash equivalents	(1,400)	4,903
Cash and cash equivalents—beginning of period	6,690	19,006
Cash and cash equivalents—end of period	$5,290	$23,909
Supplemental disclosure:
Cash paid for interest	$16,286	$14,096
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building and improvements	$(3,913)	$(11,984)
Issuance of units for additions of land and building and improvements	$—	$11,499
Non-cash financing activities included in payment of loan fees and costs and offering costs	$(159)	$—
Dividends and distributions declared but not paid	$6,565	$15,285

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to continue to qualify as a REIT.  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2014 and December 31, 2013, the Company owned a 95.87% and 86.65%, respectively, limited partnership interest in the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of September 30, 2014, the Company owned 238 buildings in 35 states with approximately 44.5 million square feet, consisting of 168 warehouse/distribution buildings, 50 light manufacturing buildings and 20 flex/office buildings.  The Company also owned two vacant land parcels adjacent to two of the Company’s buildings.  The Company’s buildings were 94.8% leased to 212 tenants as of September 30, 2014.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership held in the form of common units (“Noncontrolling Common Units”) are reflected as noncontrolling interest.  The equity interests of the Company along with the Noncontrolling Common Units in the Operating Partnership are common units (“Common Units”).  All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

Reclassifications and New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation.

In August of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an

Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Revenue from a lease contract with a tenant is not within the scope of this revenue standard. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for estimated losses on the portion of tenant accounts receivable that is estimated to be uncollectible. As of September 30, 2014 and December 31, 2013, the Company had an allowance for estimated losses on tenants account receivables of $64,000 and $19,000, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of September 30, 2014 and December 31, 2013, the Company had accrued rental revenue of $11.8 million and $9.3 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of September 30, 2014 and December 31, 2013, the Company had an allowance for estimated losses on accrued rental revenue of $0 and $0, respectively.

As of September 30, 2014 and December 31, 2013, the Company had a total of approximately $5.3 million and $4.9 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $3.3 million and $3.0 million, respectively, of lease security deposits available in cash.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly certain of the costs of their buildings including insurance, real estate taxes, ground lease payments, and other costs that are not reflected on the Company’s Consolidated Financial Statements. To the extent any tenant responsible for these costs under its lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligations.   The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.6 million, $7.6 million, $2.4 million, and $7.0 million the three and nine months ended September 30, 2014 and September 30, 2013, respectively. This would have been the liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

Taxes

As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as income, assets, distribution levels and ownership. The Company is generally not subject to corporate level income tax on the earnings distributed to its stockholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company’s taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities exceeding defined thresholds that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three and nine months ended September 30, 2014 and September 30, 2013.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.2 million, $0.4 million, $0.1 million, and $0.3 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2014 and December 31, 2013, there were no liabilities for uncertain tax positions.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Land	$169,808	$134,399
Buildings	1,043,421	871,422
Tenant improvements	42,358	36,994
Building and land improvements	55,699	36,231
Less: accumulated depreciation	(96,849)	(71,653)
Total rental property, net	$1,214,437	$1,007,393

Acquisitions

The following table summarizes the acquisitions of the Company during the nine months ended September 30, 2014 and the year ended December 31, 2013 (purchase price in millions):

Nine Months Ended September 30, 2014

Acquired during the three months ended	Property Location	Square Feet	Buildings	Purchase Price
	Allentown, PA	289,900	1	$11.9
	Nashua, NH	337,391	1	11.6
	Strongsville, OH	161,984	1	8.1
	Columbus, OH	186,000	1	5.3
March 31		975,275	4	$36.9
	Savannah, GA	504,200	1	16.2
	Garland, TX	253,900	1	8.9
	West Chester, OH	245,000	1	11.6
	Calhoun, GA	151,200	1	4.1
	Hebron, KY	109,000	1	6.0
	Houston, TX	151,260	1	8.6
	East Troy, WI	149,624	1	6.9
	Jefferson City, TN	486,109	1	14.4
	New Berlin, WI	80,665	1	4.3
June 30		2,130,958	9	$81.0
	Savage, MN	244,050	1	9.3
	Charlotte, NC	101,591	1	4.1
	Charlotte, NC	166,980	1	5.0
	Mountain Home, NC	146,014	1	4.3
	El Paso, TX	211,091	1	13.0
	El Paso, TX	183,741	1	11.5
	El Paso, TX	360,134	1	20.5
	El Paso, TX	239,131	1	13.3
	Chester, VA	100,000	1	4.9
	Mechanicsburg, PA	259,200	1	8.4
	Mechanicsburg, PA	235,200	1	10.8
	Mechanicsburg, PA	330,000	1	14.5
	Mechanicsburg, PA	252,654	1	11.6
	Mason, OH	116,200	1	7.2
	Longmont, CO	159,611	1	13.9
	Reno, NV	87,264	1	6.3
	Lenexa, KS	276,219	2	13.0
September 30		3,469,080	18	$171.6

	Total	6,575,313	31	$289.5

Year Ended December 31, 2013

			Square
Acquired during the three months ended	Property Location		Feet	Buildings	Purchase Price
	Orangeburg, SC		319,000	1	$4.6
	Golden, CO		227,500	1	8.6
	Columbia, SC		273,280	1	9.6
	DeKalb, IL		146,740	1	6.4
	Ocala, FL		619,466	1	18.5
	Londonderry, NH		125,060	1	9.0
	Marion, IA		95,500	1	3.8
March 31			1,806,546	7	$60.5
	Mishawaka, IN		308,884	1	6.1
	Southfield, MI	(1)	113,000	1	7.2
	Houston, TX		201,574	1	13.5
	Idaho Falls, ID		90,300	1	4.8
	Mt. Prospect, IL		87,380	1	4.9
	Williamsport, PA		250,000	1	13.4
	Belvidere, IL	(2)	1,006,960	8	51.5
	Kentwood, MI		85,157	1	4.2
	Marshall, MI		57,025	1	2.0
June 30			2,200,280	16	$107.6
	Nashville, TN		150,000	1	5.6
	Catoosa, OK		100,100	1	5.0
	New Berlin, WI		205,063	1	9.3
	Hampstead, MD		1,035,249	1	44.0
	New Hope, MN		107,348	1	5.1
	Springfield, OH		350,500	1	9.7
September 30			1,948,260	6	$78.7
	Orlando, FL		215,900	1	8.1
	North Jackson, OH		209,835	1	8.5
	Mebane, NC		383,500	1	7.3
	Shannon, GA		568,516	1	16.7
	Lansing, MI		160,000	1	7.2
	Harvard, IL		126,304	1	5.4
	Sauk Village, IL		375,785	1	8.6
	South Holland, IL		202,902	1	5.9
	Mascot, TN		130,560	1	4.8
	Janesville, WI		700,000	1	24.0
December 31			3,073,302	10	$96.5

	Total		9,028,388	39	$343.3

(1)	The Company owns a five acre vacant land parcel adjacent to this building.

(2)

The Company owns a two acre vacant land parcel adjacent to one of these buildings.  Title to the land was conveyed to its own legal entity within the Company for nominal consideration during the nine months ended September 30, 2014.

The following table (in thousands) summarizes the allocation of the consideration paid for the properties listed above.  The allocations below are as of the date of acquisition.

		Weighted Average		Weighted Average
	Nine Months Ended	Amortization	Year Ended	Amortization
	September 30,	Period (years)	December 31,	Period (years)
	2014	Lease Intangibles	2013	Lease Intangibles
Land	$35,849	N/A	$31,310	N/A
Buildings	174,894	N/A	223,420	N/A
Tenant improvements	4,991	N/A	2,526	N/A
Building and land improvements	12,329	N/A	9,133	N/A
Above market leases	5,887	5.3	8,219	5.8
Below market leases	(2,521)	4.7	(2,538)	7.2
In-place leases	38,836	4.6	50,005	5.8
Tenant relationships	19,211	7.1	21,257	8.2
Net assets acquired	$289,476		$343,332

As partial consideration for eight buildings acquired on June 19, 2013, the Company issued 555,758 Common Units in the Operating Partnership with a fair value of approximately $11.5 million based on the Company’s New York Stock Exchange (“NYSE”) closing stock price on June 19, 2013.  The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the recipients of the Common Units. The remaining purchase price of approximately $40.1 million was paid in cash.

The table below sets forth the results of operations during the three and nine months ended September 30, 2014 for each of the 31 buildings acquired during the nine months ended September 30, 2014, included in the Company’s Consolidated Statements of Operations from the date of acquisition (in thousands):

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2014	2014
Revenue	$3,826	$6,251
Property acquisition costs	$2,131	$3,286
Net loss	$(2,252)	$(3,380)

The following tables set forth pro forma information for the nine months ended September 30, 2014 and September 30, 2013.  The below pro forma information does not represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

Nine months ended
September 30, 2014
Pro Forma	(in thousands, except share data) (1)
Total revenue	$138,756
Net income (2)	$1,326
Net loss attributable to common stockholders	$(6,561)
Weighted average shares outstanding	51,157,219
Loss per share attributable to common stockholders	$(0.13)

Nine months ended
September 30, 2013
Pro Forma	(in thousands, except share data) (3)
Total revenue	$128,582
Net loss (2)	$(3,487)
Net loss attributable to common stockholders	$(9,080)
Weighted average shares outstanding	41,766,740
Loss per share attributable to common stockholders	$(0.22)

(1)

The pro forma information for the nine months ended September 30, 2014 is presented as if the acquisition of the buildings acquired during the nine months ended September 30, 2014 had occurred at January 1, 2013, the beginning of the reporting period prior to acquisition.

(2)

The net income for the nine months ended September 30, 2014 excludes $3.3 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2014, and the net loss for the nine months ended September 30, 2013 was adjusted to include these acquisition costs.  Net loss for the nine months ended September 30, 2013 excludes $2.5 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2013.

(3)

The pro forma information for the nine months ended September 30, 2013 is presented as if the acquisition of the buildings acquired during the nine months ended September 30, 2014 and the buildings acquired during the nine months ended September 30, 2013 had occurred at January 1, 2013 and January 1, 2012, respectively, the beginning of the reporting period prior to acquisition.

Dispositions

On September 26, 2014, the Company sold a 181,838 square foot warehouse/distribution building located in Bellevue, OH.  The carrying value of the building prior to sale was $4.9 million.  The sales price was $7.1 million and the Company received net proceeds of $7.0 million.  A gain on sale of real estate of $2.1 millon was recognized at closing under the full accrual method of gain recognition.  The building contributed $0.1 million and $0.4 million to total revenue and $2.1 million and $2.2 million to net income (inclusive of the gain on sale of real estate) during the three and nine months ended September 30, 2014, respectively. The building contributed $0.1 million and $0.5 million to total revenue and $0.1 million and $0.2 million to net income during the three and nine months ended September 30, 2013, respectively. Based on the early adoption of the new discontinued operations guidance, the sale of this property did not represent a strategic shift by the Company and it has not been reflected as part of discontinued operations.

On March 25, 2014, the Company sold a 15,085 square foot warehouse/distribution building located in Lexington, VA.  The carrying value of the building prior to sale was $0.4 million.  The sales price was $0.5 million and the Company received net proceeds of $0.5 million.  A gain on sale of real estate of $50,000 was recognized at closing under the full accrual method of gain recognition.  Based on the early adoption of the new discontinued operations guidance, the sale of this property did not represent a strategic shift by the Company and it has not been reflected as part of discontinued operations.

On June 12, 2013, the Company sold a 53,183 square foot flex/office building located in Pittsburgh, PA. The carrying value of the building prior to sale was $4.4 million. The sales price was $5.1 million and the Company received net proceeds of $4.8 million. A gain on sale of real estate of $0.5 million was recognized at closing under the full accrual method of gain recognition.  The building contributed $0 and $0.2 million to total revenue and $0 and $0.6 million to net income during the three and nine months ended September 30, 2013, respectively.  The results of operations and the gain on sale are included in income attributable to discontinued operations on the accompanying Consolidated Statements of Operations.

4. Deferred Leasing Intangibles

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which includes intangible assets consisting of in-place leases, leasing commissions, above market and below market leases, and tenant relationships value.

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Above market leases	$62,758	$57,283
Less: Accumulated amortization	(23,292)	(17,232)
Above market leases, net	39,466	40,051
Other intangible lease assets	306,334	252,885
Less: Accumulated amortization	(110,574)	(77,969)
Other intangible lease assets, net	195,760	174,916
Total deferred leasing intangibles, net	$235,226	$214,967

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Below market leases	$13,461	$11,434
Less: Accumulated amortization	(5,875)	(4,520)
Total deferred leasing intangibles, net	$7,586	$6,914

Amortization expense, inclusive of results from discontinued operations, related to in-place leases, leasing commissions and tenant relationships of deferred leasing intangibles was $12.5 million, $36.1 million, $10.2 million, and $29.3 million for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.  Rental income, inclusive of results from discontinued operations, related to net amortization of above and below market leases decreased by $1.6 million, $4.6 million, $1.5 million, and $4.4 million for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

The amortization of deferred leasing intangibles  over the next five years is as follows (in thousands):

	Estimated Net Amortization	Net Decrease to Rental
	of In-Place Leases,	Income Related to Above and
	Leasing Commissions and	Below Market Leases
	Tenant Relationships	Amortization
Remainder of 2014	$13,091	$1,698
2015	$45,189	$7,071
2016	$38,136	$6,387
2017	$29,919	$4,671
2018	$22,090	$3,240

5. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including mortgage notes payable and borrowings under the Company’s Unsecured Term Loans, Unsecured Credit Facility and the Unsecured Notes (each defined below) as of September 30, 2014 and December 31, 2013 (dollars in thousands):

			Principal		Principal
			outstanding as		outstanding as
			of		of
			September 30,		December 31,		Current	Prepayment
Loan	Interest Rate (1)		2014		2013		Maturity	Terms (2)
Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%		$3,614	(3)	$3,817	(3)	Jun-1-2016	i (2)
Webster Bank, National Association	4.22%		5,717		5,834		Aug-4-2016	i (2)
Union Fidelity Life Insurance Co.	5.81%		6,279	(4)	6,551	(4)	Apr-30-2017	i (2)
Webster Bank, National Association	3.66%		3,056		3,121		May-29-2017	i (2)
Webster Bank, National Association	3.64%		3,291		3,360		May-31-2017	i (2)
Connecticut General Life Insurance Company -1 Facility	6.50%		58,261		58,874		Feb-1-2018	i (2)
Connecticut General Life Insurance Company -2 Facility	5.75%		59,301		59,990		Feb-1-2018	i (2)
Connecticut General Life Insurance Company -3 Facility	5.88%		16,706		16,879		Feb-1-2018	i (2)
Wells Fargo Bank, National Association CMBS Loan	4.31%		65,967		67,165		Dec-1-2022	ii (2)
Total / weighted average mortgage notes payable	5.44%		$222,192		$225,591

Unsecured credit facility:
$200 Million Bank of America Unsecured Credit Facility(5)	L + 1.45%		106,000		80,500		Sept-10-2016	iii (2)
Total / weighted average unsecured credit facility	1.61%		$106,000		$80,500

Unsecured term loans(6):
$150 Million Bank of America Unsecured Term Loan(7)	L + 1.40%		150,000		150,000		Sept-10-2017	iii (2)
$150 Million Wells Fargo Unsecured Term Loan A(8)	L + 2.15%		150,000		100,000		Feb-14-2020	i (2)
$150 Million Wells Fargo Unsecured Term Loan B(9)	L + 1.70%		—		—		Mar-21-2021	i (2)
Total / weighted average unsecured term loans	2.77%		$300,000		$250,000

Unsecured notes:
$50 Million Series B Unsecured Notes	4.98%		50,000		—		July-1-2026	i (2)
Total / weighted average unsecured notes	4.98%		$50,000		—

Total / weighted average debt	3.62	%(10))	$678,192		$556,091

(1)

Current interest rate as of September 30, 2014.  At September 30, 2014 and December 31, 2013, the one-month LIBOR (“L”) was 0.1565% and 0.1677%, respectively.  The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)	Prepayment terms consist of (i) prepayable with penalty; (ii) not prepayable, but can be defeased beginning January 1, 2016 and (iii) prepayable with no penalty.

(3)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.

(4)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively.

(5)

The spread over LIBOR for the Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Unsecured Credit Facility”) is based on the Company’s consolidated leverage and can range between 1.45% and 2.05%. The spread was 1.45% as of September 30, 2014 and December 31, 2013.  The Company pays an unused fee between 0.20% and 0.25%. The borrowing capacity as of September 30, 2014 was $94.0 million, assuming current leverage levels.

(6)	Collectivity, the Bank of America Unsecured Term Loan, the Wells Fargo Unsecured Term Loan A and the Wells Fargo Term Loan B shall be reference to as the (“Unsecured Term Loans”).

(7)

The Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was entered into on September 10, 2012. The spread over LIBOR is based on the Company’s consolidated leverage ratio and can range between 1.40% and 2.00%. The spread was 1.40% as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America Unsecured Term Loan. The net settlements of the swaps commenced on the effective date of the swaps, October 10, 2012 (see Note 6 for further details).  There was no remaining borrowing capacity as of September 30, 2014.

(8)

The Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan (“Wells Fargo Unsecured Term Loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on the Company’s consolidated leverage and can range between 2.15% and 2.70%. The spread was 2.15% as of September 30, 2014 and December 31, 2013.  As of September 30, 2014, the Company swapped the one-month LIBOR for a fixed rate for $125.0 million of the $150.0 million outstanding on the Wells Fargo Unsecured Term Loan A (see Note 6 for further details). The terms of the Wells Fargo Unsecured Term Loan A includes an unused fee of 0.35%. There was no remaining borrowing capacity as of September 30, 2014.

(9)

The Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on the Company’s consolidated leverage and can range between 1.70% and 2.30%. The spread was 1.70% as of September 30, 2014. The terms of the Wells Fargo Unsecured Term Loan B includes an unused fee of 0.225%. The remaining borrowing capacity as of September 30, 2014 was $150.0 million.

(10)

The weighted average interest rate was calculated using the swapped rate for the $225.0 million of the $300.0 million outstanding on the Bank of America Unsecured Term Loan and the Wells Fargo Unsecured Term Loan A.

Payments on mortgage notes are due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans, the Unsecured Credit Facility and the Unsecured Notes are due in monthly installments of interest.

The deferred financing fees are amortized to interest expense over the life of the respective financings on a basis which approximates the effective interest method.  Deferred financing fees, net of accumulated amortization were $6.2 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. During the three and nine months ended September 30, 2014 and September 30, 2013, amortization of deferred financing fees included in interest expense was $0.4 million, $1.1 million, $0.3 million, and $0.9 million, respectively.

On March 21, 2014, the Company closed the Wells Fargo Unsecured Term Loan B, a $150.0 million unsecured term loan with Wells Fargo with a maturity date of March 21, 2021.  Borrowings under the Wells Fargo Unsecured Term Loan B bear interest at a floating rate equal to the one-month LIBOR + 1.70% to 2.30%, based on the Company’s consolidated leverage ratio.  The Wells Fargo Unsecured Term Loan B has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The Company incurred $1.2 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan B, which will be amortized over its seven year term. The Company also incurs an annual fee of $50,000, which is amortized over each respective year of the term.  The Company has one year from the closing date to draw the funds or the Company will incur a fee equal to 0.50% of the undrawn loan amount. As of September 30, 2014, the Company had not drawn funds on this unsecured term loan. The Wells Fargo Unsecured Term Loan B has an unused commitment fee equal to 0.225% of its unused portion, which is paid monthly in arrears.  The unused commitment fee began to accrue on May 21, 2014.

On April 16, 2014, the Company entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $50.0 million Series A 10-Year Unsecured Notes (“Series A Unsecured Notes”) and $50.0 million Series B 12-Year Unsecured Notes (“Series B Unsecured Notes”)  (together, the Series A Unsecured Notes and the Series B Unsecured Notes are referred to herein as, the “Unsecured Notes”).  Pursuant to the NPA, borrowings under the Unsecured Notes bear interest at a fixed rate of 4.98% and, subject to customary closing conditions, must be issued (i) between July 1, 2014 and July 3, 2014 for the Series B Unsecured Notes and (ii) between October 1, 2014 and October 3, 2014 for the Series A Unsecured Notes.  Upon the funds being drawn, Bank of America, as agent, will receive a placement fee equal to 0.40% of the principal amount of the securities purchased by investors.  As of September 30, 2014, the Company incurred $0.6 million in deferred financing fees associated with the Unsecured Notes, which will be amortized over the respective 10 and 12 year terms. On July 1, 2014, the Company issued the Series B Unsecured Notes. Subsequent to September 30, 2014, on October 1, 2014, the Company issued the Series A Unsecured Notes.  The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Notes and the obligations under the Unsecured Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Unsecured Credit Facility and Unsecured Term Loans.

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility and the Unsecured Term Loans is subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;
•	a maximum secured leverage ratio of not greater than 0.45:1.00;
•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•	a maximum secured recourse debt level of not greater than 0.075:1.00;
•	a minimum fixed charge ratio of not less than 1.50:1.00;
•	a minimum tangible net worth covenant test; and
•	various thresholds on Company level investments.

The Unsecured Notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of September 30, 2014.  In the event of a default under the Unsecured Credit Facility or Unsecured Term Loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT. The total borrowing capacity on the combined Unsecured Credit Facility and the Unsecured Term Loans as of September 30, 2014 was $199.0 million, assuming current leverage levels.  The carrying value of the properties included in the borrowing base for the Unsecured Credit Facility and the Unsecured Term Loans was $916.1 million and $853.6 million as of September 30, 2014 and December 31, 2013, respectively.

Each of the Company’s mortgage notes payable have specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of September 30, 2014 and December 31, 2013. The 21 properties held as collateral for the facilities with Connecticut General Life Insurance Company are cross-defaulted and cross-collateralized among the respective facilities.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.507% to 4.25% and 1.57% to 5.24% at September 30, 2014 and December 31, 2013, respectively, and were applied to each individual debt instrument. The fair value of the

Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage notes payable	$222,192	$232,769	$225,591	$228,996
Unsecured credit facility	$106,000	$106,104	$80,500	$80,500
Unsecured term loans	$300,000	$303,696	$250,000	$246,083
Unsecured notes	$50,000	$53,371	$—	$—

6. Use of Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company’s use of derivative instruments is limited to the utilization of interest rate swaps to manage interest rate risk exposure on existing and future liabilities and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure.

The following table details the Company’s outstanding interest rate swaps as of September 30, 2014 (collectively, the “Unsecured Term Loan Swaps”) (in thousands):

	Counterparty
	Public						Fixed	Variable
Interest Rate	Credit			Notional			Interest	Interest
Derivative Counterparty	Rating(3)		Trade Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	A		Sept-14-2012	$10,000	(1)	$93	0.7945%	One-month L	September 10, 2017
Bank of America	A		Sept-14-2012	$10,000	(1)	$93	0.7945%	One-month L	September 10, 2017
UBS AG	A		Sept-14-2012	$10,000	(1)	$94	0.7945%	One-month L	September 10, 2017
Royal Bank of Canada	AA-		Sept-14-2012	$10,000	(1)	$94	0.7945%	One-month L	September 10, 2017
RJ Capital Services, Inc.	BBB	(4)	Sept-14-2012	$10,000	(1)	$93	0.7975%	One-month L	September 10, 2017
Bank of America	A		Sept-20-2012	$25,000	(1)	$265	0.7525%	One-month L	September 10, 2017
RJ Capital Services, Inc.	BBB	(4)	Sept-24-2012	$25,000	(1)	$284	0.727%	One-month L	September 10, 2017
Regions Bank	BBB		March-1-2013	$25,000	(2)	$632	1.33%	One-month L	February 14, 2020
Capital One, N.A.	BBB+		June-13-2013	$25,000	(2)	$162	1.703%	One-month L	February 14, 2020
Capital One, N.A.	BBB+		June-13-2013	$50,000	(2)	$382	1.681%	One-month L	February 14, 2020
Regions Bank	BBB		Sept-30-2013	$25,000	(2)	$(228)	1.9925%	One-month L	February 14, 2020

(1)	Fixes the interest rate of the Bank of America Unsecured Term Loan
(2)	Fixes the interest rate of the Wells Fargo Unsecured Term Loan A
(3)	Standard & Poor’s credit ratings
(4)	Credit rating is for the parent company Raymond James Financial, Inc. as RJ Capital Services Inc. is not publicly rated.

The fair value of the interest rate swaps outstanding as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

		Notional		Notional
		Amount	Fair Value	Amount	Fair Value
	Balance Sheet	September 30,	September 30,	December 31,	December 31,
	Location	2014	2014	2013	2013
Unsecured Term Loan Swaps	Interest Rate Swaps-Asset	$200,000	$2,192	$225,000	$3,924
Unsecured Term Loan Swaps	Interest Rate Swaps-Liability	$25,000	$(228)	$—	$—

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014 and September 30, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.3 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$656	$(1,510)	$(3,825)	$1,776
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$644	$476	$1,866	$856
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

Credit-risk-related Contingent Features

As of September 30, 2014, the fair values of ten of the 11 of the Company’s interest rate swaps were in an asset position of $2.3 million and one interest rate swap was in a liability position of $0.2 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $0.1 million and $21,000, respectively, as of September 30, 2014. Accrued interest expense for all 11 swaps was $0.2 million as of September 30, 2014.  As of September 30, 2014, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at September 30, 2014, it could have been required to settle its obligations under the agreement of the interest rate swap in a liability position at its termination value of $0.2 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of September 30, 2014 and December 31, 2013, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements as of
		September 30, 2014 Using Level(1):
	September 30,
	2014	Level 1	Level 2	Level 3
Assets (liabilities):
Interest Rate Swaps	$2,192	$—	$2,192	$—
Interest Rate Swaps	$(228)	$—	$(228)	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

		Fair Value Measurements as of
		December 31, 2013 Using Level(1):
	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Interest Rate Swaps	$3,924	$—	$3,924	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

7. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. On November 2, 2011, the Company completed an underwritten public offering of 2,760,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at a price to the public of $25.00 per share.  On April 16, 2013, the Company completed an underwritten public offering of 2,800,000 shares of 6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), at a price to the public of $25.00 per share.  Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock and Series B Preferred Stock rank on parity and rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series A Preferred Stock and Series B Preferred Stock have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock and Series B Preferred Stock prior to November 2, 2016 and April 16, 2018, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The table below sets forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the nine months ended September 30, 2014 and the year ended December 31, 2013:

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Per Share	Date Paid
September 30	July 29, 2014	$0.5625	$0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total 2014		$1.6875	$1.2421875

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Per Share		Date Paid
December 31	November 1, 2013	$0.5625	$0.4140625		December 31, 2013
September 30	August 2, 2013	0.5625	0.4140625		September 30, 2013
June 30	May 6, 2013	0.5625	0.3450500	(1)	July 1, 2013
March 31	March 1, 2013	0.5625	—		April 1, 2013
Total 2013		$2.25	$1.1731750

(1)	Series B Preferred Stock is prorated for April 16, 2013 to June 30, 2013.

Common Stock

On December 14, 2012, the Company established an “at the market” (“ATM”) stock offering program (“2012 $75 million ATM”) through which it may sell from time to time up to an aggregate of $75.0 million of its common stock through sales agents.  As of September 30, 2014, there was no remaining common stock available to be sold under the 2012 $75 million ATM.

On March 10, 2014, the Company established an ATM stock offering program (“2014 $150 million ATM”) through which it may sell from time to time up to an aggregate of $150.0 million of its common stock through sales agents.  As of September 30, 2014, there was approximately $23.6 million of common stock available to be sold under the 2014 $150 million ATM.

On September 10, 2014, the Company established an ATM stock offering program (“2014 $200 million ATM”) through which it may sell from time to time up to an aggregate of $200.0 million of its common stock through sales agents.  As of September 30, 2014, there was approximately $177.2 million of common stock available to be sold under the 2014 $200 million ATM.

The table below sets forth the activity for the ATM common stock offering programs during the three and nine months ended September 30, 2014 (in millions, except share data):

	Three months ended September 30, 2014				Nine months ended September 30, 2014
ATM Stock Offering	Shares	Gross	Sales	Net	Shares	Gross	Sales	Net
Program	Sold	Proceeds	Agents’ Fee	Proceeds	Sold	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,064,795	$22.8	$0.4	$22.4	1,064,795	$22.8	$0.4	$22.4
2014 $150 million ATM	938,670	21.9	0.3	21.6	5,464,812	126.4	1.9	124.5
2012 $75 million ATM	—	—	—	—	661,930	14.9	0.2	14.7
Total ATM	2,003,465	$44.7	$0.7	$44.0	7,191,537	$164.1	$2.5	$161.6

	Three months ended September 30, 2013				Nine months ended September 30, 2013
ATM Stock Offering	Shares	Gross	Sales	Net	Shares	Gross	Sales	Net
Program	Sold	Proceeds	Agents’ Fee	Proceeds	Sold	Proceeds	Agents’ Fee	Proceeds
2012 $75 million ATM	1,813,970	$36.9	$0.6	$36.4	1,963,170	$39.7	$0.6	$39.1
Total ATM	1,813,970	$36.9	$0.6	$36.4	1,963,170	$39.7	$0.6	$39.1

Dividends

The table below sets forth the dividends attributable to the common stock during the nine months ended September 30, 2014 and the year ended December 31, 2013:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended September 30	May 5, 2014	$0.11	October 15, 2014
Month ended August 30	May 5, 2014	0.11	September 15, 2014
Month ended July 30	May 5, 2014	0.11	August 15, 2014
Month ended June 30	February 21, 2014	0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.96

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month ended December 31	September 24, 2013	$0.10	January 15, 2014
Month ended November 30	September 24, 2013	0.10	December 16, 2013
Month ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter ended March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$1.20

On July 29, 2014, the Company’s board of directors declared the common stock dividend for the months ending October 31, 2014, November 30, 2014 and December 31, 2014 at a monthly rate of $0.11 per share of common stock.

Subsequent to September 30, 2014, on October 30, 2014, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2015, February 28, 2015 and March 31, 2015 at a monthly rate of $0.1125 per share of common stock.

Board of Director’s Compensation

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

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
September 30	October 15, 2014	3,958	$88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total 2014		10,902	$254,000

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
December 31	January 15, 2014	2,554	$52,000
September 30	October 15, 2013	2,607	53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		10,181	$210,000

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants shares of restricted common stock to certain employees of the Company.  The shares of restricted common stock are subject to time-based vesting and will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary date of the grant.  The following table summarizes activity related to the Company’s unvested restricted common stock (in millions, except share data):

			Unrecognized
			Compensation
	Shares		Expense
Unvested at December 31, 2012	150,114		$1.5
Granted	106,268	(1)	N/A
Vested	(32,012)		N/A
Forfeited	(9,981)		N/A

Unvested at December 31, 2013	214,389		$2.5
Granted	103,149	(2)	N/A
Vested	(51,885)		N/A
Forfeited	(1,215)		N/A
Unvested at September 30, 2014	264,438		$3.7

(1)	The grant date fair value per share was $18.11
(2)	The grant date fair value per share was $20.13

The following table summarizes the fair value at vesting date for the restricted common stock vested during the period (in millions, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Restricted common stock vested awards	—	—	51,885	32,012
Fair value of restricted common stock vested	$—	$—	$1.1	$0.6

8. Noncontrolling Interest

Noncontrolling interests in the Operating Partnership are interests in the Operating Partnership that are not owned by the Company and consist of Common Units and long-term incentive plan units in the Operating Partnership (“LTIP units”).  The table below summarizes the activity:

			Noncontrolling
	Common Units	LTIP Units	Interest
Balance at December 31, 2012	5,743,958	413,551	14.71%
Conversions from LTIP Units to Common Units	1,656	(1,656)	N/A
Redemptions from Common Units to Common Stock	(2,186)	—	N/A
Issuance/grant	555,758	187,569	N/A
Forfeitures	—	—	N/A
Balance at December 31, 2013	6,299,186	599,464	13.35%
Conversions from LTIP Units to Common Units	12,000	(12,000)	N/A
Redemptions from Common Units to Common Stock	(5,105,584)	—	N/A
Issuance/grant	—	688,970	N/A
Forfeitures	—	—	N/A
Redemption of Common Units for cash	(15,789)	—	N/A
Balance at September 30, 2014	1,189,813	1,276,434	4.13%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Common Units

Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Common Units and shares of the Company’s common stock share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Common Units have the right to cause the Operating Partnership to redeem any or all of their Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. Each Common Unit will receive the same monthly distribution as a share of common stock.

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

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership.  LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Common Unit.  As of September 30, 2014, 811,888 of the 1,276,434 outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

On February 7, 2014, Gregory W. Sullivan, the Company’s former Chief Financial Officer, Executive Vice President and Treasurer, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a Consulting Agreement, which had an effective date of April 29, 2014, pursuant to which Mr. Sullivan will act as a Senior Financial Advisor to the Company for one year.  The Consulting Agreement modified the vesting terms of Mr. Sullivan’s LTIP units previously granted to him as well as the vesting provisions of his share of the Company’s 2011 Outperformance Program (“OPP”) that was measured on September 19, 2014.  At the time of Mr. Sullivan’s contract expiration, he had 82,804 unvested LTIP units and a 14% allocation of the OPP.  The modification to the terms of Mr. Sullivan’s LTIP units and his share of the previously unrecognized compensation expense associated with the OPP were considered a Type III modification, with non-substantive services.  Accordingly, his unvested LTIP units and his share of the previously unrecognized compensation expense associated with OPP were valued on the effective date of the Consulting Agreement for $2.0 million and $0.2 million, respectively, and these amounts were expensed upon the effective date of the Consulting Agreement and included in general and administrative expenses during the nine months ended September 30, 2014 on the accompanying Consolidated Statements of Operations.  The Company expensed dividends in the amount of $0.1 million previously paid to Mr. Sullivan on the unvested LTIP units and this amount is also included in general and administrative expenses during the nine months ended September 30, 2014 on the accompanying Consolidated Statements of Operations.  Additionally, the Company incurred $0 and $0.7 million, respectively of general and administrative expenses during the three and nine months ended September 30, 2014 related to his salary, bonus and other benefits that will be received over the term of the Consulting Agreement.

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

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at grant date.  The table below sets forth the assumptions used in valuing such LTIP units (dollars in millions):

	January 3, 2013	January 2, 2014	July 1, 2014
Expected term	10 years	10 years	10 years
Expected volatility	45%	40%	40%
Expected dividend yield	6%	6%	6%
Risk-free interest rate	1.97%	0.79%	0.79%
Fair value of LTIP units at issuance	$3.3	$4.3	$1.5

The following table summarizes activity related to the Company’s LTIP units (in millions, except unit data):

			Unrecognized
			Compensation
	Units		Expense
Unvested at December 31, 2012	301,043		$3.5
Granted	187,569	(1)	N/A
Vested	(119,852)		N/A
Forfeited	—		N/A

Unvested at December 31, 2013	368,760		$5.2
Granted/Issued	688,970	(2)(3)	N/A
Vested	(545,311)		N/A
Forfeited	—		N/A

Unvested at September 30, 2014	512,419		$7.9

(1)	The grant date fair value per LTIP unit was $18.11.
(2)

On January 2, 2014, the Company granted 224,424 LTIP units with a grant date fair value per LTIP unit of $20.13.  On July 1, 2014, the Company granted 66,956 LTIP units with a grant date fair value per LTIP unit of $24.03.

(3)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the OPP (see Note 9 for further details).

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in millions, except unit data):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
LTIP units vested awards	436,583	29,963	545,311	89,889
Fair value of awards vested	$9.2	$0.6	$11.8	$1.8

9.  Equity Incentive Plan

The following table summarizes the amount recorded in general and administrative expenses in our Consolidated Statement of Operations for the amortization of restricted stock, LTIP units and the OPP (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014		2013
Restricted Stock	$0.3	$0.2	$0.9		$0.6
LTIP Units	0.6	0.4	3.8	(1)	1.2
OPP	0.1	0.1	0.5	(2)	0.3
Total Equity Compensation Expense	$1.0	$0.7	$5.2		$2.1

(1)	Inclusive of $2.0 million of non-cash compensation during the nine months ended September 30, 2014 associated with the accounting for Mr. Sullivan’s Consulting Agreement discussed in Note 8.
(2)	Inclusive of $0.2 million of non-cash compensation during the nine months ended September 30, 2014 associated with the accounting for Mr. Sullivan’s Consulting Agreement discussed in Note 8.

On September 19, 2014, the Company’s three-year measurement period pursuant to the OPP concluded.  It was determined that the Company’s total stockholder return exceeded the absolute hurdle and relative hurdle outlined in the OPP and the maximum pool amount of $10.0 million was awarded to the participants.  The compensation committee of the Company’s board of directors approved the issuance of 397,590 vested LTIP units and 43,657 vested shares of common stock to participants of the OPP.

10. Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the three and nine months ended September 30, 2014 and September 30, 2013, there were 264,438, 270,530, 214,389 and 220,466, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (in thousands, except share data).

Three months ended
September 30, 2014
Numerator
Net income from continuing operations	$251
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	87
Less: loss attributable to noncontrolling interest after preferred stock dividends	(90)
Loss from continuing operations attributable to common stockholders	$(2,458)
Denominator
Weighted average common shares outstanding—basic and diluted	55,354,125
Loss per share—basic and diluted	$(0.04)

Nine months ended
September 30, 2014
Numerator
Net loss from continuing operations	$(2,395)
Less: preferred stock dividends	8,136
Less: amount allocated to unvested restricted stockholders	258
Less: loss attributable to noncontrolling interest after preferred stock dividends	(784)
Loss from continuing operations attributable to common stockholders	$(10,005)
Denominator
Weighted average common shares outstanding—basic and diluted	51,157,219
Loss per share—basic and diluted	$(0.20)

Three months ended
September 30, 2013
Numerator
Net income from continuing operations	$265
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	64
Less: loss attributable to noncontrolling interest after preferred stock dividends	(339)
Loss from continuing operations attributable to common stockholders	$(2,172)
Income attributable to discontinued operations	$29
Less: income attributable to noncontrolling interest after preferred stock dividends	4
Income from discontinued operations attributable to common stockholders	$25
Denominator
Weighted average common shares outstanding—basic and diluted	42,753,722
Loss from continuing operations attributable to common stockholders	$(0.05)
Income from discontinued operations attributable to common stockholders	$0.00
Loss per share—basic and diluted	$(0.05)

Nine months ended
September 30, 2013
Numerator
Net loss from continuing operations	$(1,020)
Less: preferred stock dividends	6,783
Less: amount allocated to unvested restricted stockholders	197
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,054)
Loss from continuing operations attributable to common stockholders	$(6,946)
Income attributable to discontinued operations	$712
Less: income attributable to noncontrolling interest after preferred stock dividends	96
Income from discontinued operations attributable to common stockholders	$616
Denominator
Weighted average common shares outstanding—basic and diluted	41,766,740
Loss from continuing operations attributable to common stockholders	$(0.16)
Income from discontinued operations attributable to common stockholders	$0.01
Loss per share—basic and diluted	$(0.15)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At September 30, 2014 and December 31, 2013, the fair value of the incentive fee was zero.

12. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of annualized base rental revenue for the three and nine months ended September 30, 2014 and September 30, 2013.

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

The following non-recognized subsequent events are noted:

On October 1, 2014, the Company issued the Series A Unsecured Notes in the amount of $50.0 million (see Note 5 for further details).

On October 20, 2014, the Company completed an underwritten public offering of 6,325,000 shares of common stock (including 825,000 shares issued pursuant to the full exercise of the underwriters’ option) at a price of $21.20 per share. The Company received net proceeds of $128.2 million, reflecting gross proceeds of $134.1 million net of the underwriters discount of $5.7 million. The Company used the proceeds to fully pay down the then outstanding balance on the Unsecured Credit Facility.

On October 24, 2014, the Company entered into two forward starting swaps with a total notional amount of $170.0 million to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.  The outstanding forward starting swaps were designated as cash flow hedges.

On September 8, 2014, the Company executed an Employment Agreement, effective October 27, 2014, with Jeffrey M. Sullivan to serve as the Company’s Executive Vice President, General Counsel, and Secretary for a term of three years commencing on January 1, 2015.  During the period October 27, 2014 to December 31, 2014, Mr. Sullivan will act as a Special Legal Advisor to the Company.  On October 27, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.1 million, which equated to 4,006 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on December  31, 2014.  Additionally on October 27, 2014, pursuant to the 2011 Plan, Mr. Sullivan was granted LTIP units equal in value to $0.6 million, which equated to 26,596 LTIP units, which will vest at the end of the initial term of the Employment Agreement on December 31, 2017.  The fair value at issuance of each grant was determined by a lattice binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 20%, a risk-free interest rate of 0.4841%, an expected annual dividend yield of 6.0% and terms of ten years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements as of December 31, 2013, and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (“operating partnership”).

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 15 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital).  Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•

the factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants;

•	acquisition risks, including our ability to complete accretive acquisitions and/or failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	potential natural disasters;

•	international, national, regional and local economic conditions;

•	the general level of interest rates;

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

•	credit risk in the event of non-performance by the counterparties to the interest rate swaps and revolving and unfunded debt;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	our ability to retain key personnel;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of buildings presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a real estate investment trust focused on the acquisition and management of single-tenant industrial properties throughout the United States.

We were formed as a Maryland corporation on July 21, 2010 and our operating partnership, of which we, through our wholly owned subsidiary, STAG Industrial GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on December 21, 2009.  We own substantially all of our assets and conduct substantially all of our business through our operating partnership. As of September 30, 2014, we owned a 95.87% limited partnership interest in our operating partnership. We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we distribute our income to our stockholders and maintain our qualification as a REIT.

Portfolio Summary

The following table sets forth information about our portfolio as of September 30, 2014:

							Annualized
					% of		Base
					Total		Rental	% of Total
	Number		Occupied		Occupied	Annualized	Revenue	Annualized
	of	Square	Square		Square	Base Rental	Per Leased	Base Rental
Building Type	Buildings	Feet	Feet	Occupancy(1)	Feet	Revenue(2)	Square Foot	Revenue
Warehouse/Distribution	168	37,848,701	35,981,045	95.1%	85.3%	$133,179,100	$3.70	82.4%
Light Manufacturing	50	5,511,938	5,312,405	96.4%	12.6%	19,753,989	$3.72	12.2%
Flex/Office	20	1,138,527	894,741	78.6%	2.1%	8,810,415	$9.85	5.4%
Total/Weighted Average	238	44,499,166	42,188,191	94.8%	100.0%	$161,743,504	$3.83	100.0%

(1)

Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

(2)

“Annualized Base Rental Revenue” means the monthly base cash rent for the applicable property or properties as of September 30, 2014 (which is different from rent calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of September 30, 2014, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Portfolio Growth

The following table summarizes the acquisitions and dispositions during the nine months ended September 30, 2014:

Acquired during the three months ended	Property Location	Square Feet	Buildings	Purchase Price
	Allentown, PA	289,900	1	$11.9
	Nashua, NH	337,391	1	11.6
	Strongsville, OH	161,984	1	8.1
	Columbus, OH	186,000	1	5.3
March 31		975,275	4	$36.9
	Savannah, GA	504,200	1	16.2
	Garland, TX	253,900	1	8.9
	West Chester, OH	245,000	1	11.6
	Calhoun, GA	151,200	1	4.1
	Hebron, KY	109,000	1	6.0
	Houston, TX	151,260	1	8.6
	East Troy, WI	149,624	1	6.9
	Jefferson City, TN	486,109	1	14.4
	New Berlin, WI	80,665	1	4.3
June 30		2,130,958	9	$81.0
	Savage, MN	244,050	1	9.3
	Charlotte, NC	101,591	1	4.1
	Charlotte, NC	166,980	1	5.0
	Mountain Home, NC	146,014	1	4.3
	El Paso, TX	211,091	1	13.0
	El Paso, TX	183,741	1	11.5
	El Paso, TX	360,134	1	20.5
	El Paso, TX	239,131	1	13.3
	Chester, VA	100,000	1	4.9
	Mechanicsburg, PA	259,200	1	8.4
	Mechanicsburg, PA	235,200	1	10.8
	Mechanicsburg, PA	330,000	1	14.5
	Mechanicsburg, PA	252,654	1	11.6
	Mason, OH	116,200	1	7.2
	Longmont, CO	159,611	1	13.9
	Reno, NV	87,264	1	6.3
	Lenexa, KS	276,219	2	13.0
September 30		3,469,080	18	$171.6

	Total	6,575,313	31	$289.5

Disposed during the three months ended	Property Location	Square Feet	Buildings	Sale Price
March 31	Lexington, VA	15,085	1	$0.5
June 30	—	—	—	—
September 30	Bellevue, OH	181,838	1	7.1

	Total	196,923	2	$7.6

Geographic Diversification

The following table sets forth information relating to geographic diversification by region in our portfolio as of September 30, 2014:

							Annualized
							Base
					% of	Total	Rental	% of Total
	Total	Total		Total	Total	Annualized	Revenue	Annualized
	Number	Number		Leased	Leased	Base	Per Leased	Base
	of	of	Region	Square	Square	Rental	Square	Rental
	States	Buildings	Occupancy	Feet	Feet	Revenue	Foot	Revenue
Midwest	10	104	91.5%	16,868,501	37.9%	$66,074,191	$3.92	40.9%
East	13	84	98.3%	15,332,801	34.5%	58,433,629	$3.81	36.1%
South	8	42	96.4%	8,949,171	20.1%	31,907,365	$3.57	19.7%
West	4	8	87.6%	1,037,718	2.3%	5,328,319	$5.13	3.3%
	35	238	94.8%	42,188,191	94.8%	$161,743,504	$3.83	100.0%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2014:

				% of
				Total
			Annualized	Annualized
	Number		Base	Base
	of	Leased	Rental	Rental
Tenants	Leases	Square Feet	Revenue	Revenue
Solo Cup Company	1	1,035,249	$3,809,716	2.36%
International Paper Company	2	573,323	3,017,357	1.87%
Exel Logistics	3	799,074	2,421,555	1.50%
Bank of America, N.A.	1	318,979	2,404,538	1.49%
Deere & Company	2	723,609	2,227,232	1.38%
Spencer Gifts, LLC	1	491,025	2,186,076	1.35%
Jacobson Warehouse Company LLC	2	578,687	2,157,291	1.33%
Closetmaid Corporation	2	619,466	2,053,400	1.27%
Armacell, LLC	3	518,838	1,989,527	1.23%
American Beverage Corp	1	613,200	1,919,316	1.19%
Total	18	6,271,450	$24,186,008	14.97%

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rental revenue as of September 30, 2014.

			% of		% of
			Total		Total
			Leased	Annualized	Annualized
	Number	Leased	Square	Base	Base Rental
Industry	of Leases	Square Feet	Feet	Rental Revenue	Revenue
Automotive	33	4,995,105	11.8%	$20,028,485	12.4%
Industrial Equipment, Component & Metals	34	4,671,155	11.1%	18,985,836	11.7%
Air Freight & Logistics	28	4,603,016	10.9%	16,369,574	10.1%
Containers & Packaging	17	4,246,690	10.1%	15,690,160	9.7%
Food & Beverages	15	3,549,492	8.4%	13,260,224	8.2%
Office Supplies	11	2,514,973	6.0%	9,246,265	5.7%
Retail	12	2,800,423	6.6%	8,924,572	5.5%
Household Durables	10	2,373,930	5.6%	7,497,924	4.6%
Business Services	11	1,476,937	3.5%	7,364,644	4.6%
Building Materials	14	1,834,152	4.4%	6,755,640	4.2%
Healthcare	10	1,483,338	3.5%	6,736,843	4.2%
Personal Products	6	1,664,466	3.9%	5,992,777	3.7%
Aerospace & Defense	9	1,099,305	2.6%	4,878,132	3.0%
Finance	3	429,045	1.0%	3,642,191	2.3%
Technology	7	919,169	2.2%	3,353,447	2.1%
Media & Entertainment	3	1,016,876	2.4%	2,594,890	1.6%
Non-Profit/Government	6	194,004	0.5%	1,744,652	1.1%
Education	4	466,653	1.1%	1,694,552	1.0%
Other	14	1,849,462	4.4%	6,982,696	4.3%
Total/Weighted Average	247	42,188,191	100.0%	$161,743,504	100.0%

Factors That May Influence Future Results of Operations

Outlook

The outlook for our business remained strong in the third quarter of 2014. The continuation of low interest rates combined with the availability of attractively priced properties has and should continue to allow us to deploy our capital on an attractive “spread investing” basis. In general, the economic environment for our tenants appears to be improving due in particular to the improving economic environment.  Additionally, based on various real estate publications, the outlook for the industrial real estate sector is positive as the U.S. economy continues to improve and as retailers and manufacturers have made the shortening of the supply chain a top priority for the foreseeable future.  Furthermore, the lack of speculative development in our markets may improve occupancy levels and rental rates in our owned portfolio.

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2014, our buildings were approximately 94.8% leased and our lease rates on new and renewal leases together grew 3.2% and 8.8% for the three and nine month periods, respectively. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings.

The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2014.  The table does not include month to month leases or leases with terms less than 12 months.

	Number of		GAAP Basis		Weighted	Turnover Costs
	Leases	Square Feet	Rent Per	GAAP Basis	Average Lease	Per Square
	Signed	Signed	Square Foot (1)	Rent Growth (1)(2)	Term (3)	Foot (4)
Three months ended September 30, 2014
New Leases (5)	1	74,400	$5.88	(3.4)%	7.1	$1.06
Renewal Leases	6	470,623	$5.32	4.2%	8.2	$3.89
Total / Weighted Average	7	545,023	$5.40	3.9%	8.1	$3.50
Nine months ended September 30, 2014
New Leases	5	374,752	$4.23	10.1%	4.5	$0.77
Renewal Leases	17	1,976,597	$3.97	8.7%	4.4	$1.11
Total / Weighted Average	22	2,351,349	$4.01	9.0%	4.4	$1.06

(1)	New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures are excluded.
(2)	GAAP basis rent growth is a ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.
(3)	The lease term is expressed in years. Assumes no exercise of lease renewal option, if any.
(4)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(5)	New leases consist of one new lease for 28,800 square feet and three leases, which are included in the renewal lease count, that added 45,600 square feet of new space at renewal.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight line basis over the term of the lease.  The new leases signed during the three and nine months ended September 30, 2014, consist of two leases for 38,800 square feet, including free rent totaling $38,637 and three leases for 243,752 square feet, including free rent totaling $85,572, respectively.  Additionally, the renewal leases signed during the three and nine months ended September 30, 2014, consist of one lease for 103,200 square feet, including free rent totaling $45,580.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 9.1% of our annualized base rental revenue will expire during the period from October 1, 2014 to September 30, 2015 (leases expiring on September 30, 2015 are considered occupied on that day).  We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property by property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates then being paid, thereby resulting in approximately the same revenue from the same space.

The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2014, plus available space, for each of the ten calendar years beginning with 2014 and thereafter in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

					% of
	Number		% of		Total	Average Base
	of		Total	Annualized	Annualized	Rental Revenue
	Leases	Rentable	Occupied	Base	Base Rental	per Expiring
Lease Year of Expiration	Expiring	Square Feet	Square Feet	Rental Revenue	Revenue	Square Foot
Available	—	2,310,975	—	—	—	—
MTM(1)	6	70,925	0.2%	$272,500	0.2%	$3.84
2014(2)	6	983,092	2.3%	2,955,759	1.8%	$3.01
2015	28	4,522,197	10.7%	14,515,672	9.0%	$3.21
2016	44	5,819,985	13.8%	24,532,752	15.2%	$4.22
2017	36	6,424,218	15.2%	25,122,307	15.5%	$3.91
2018	35	5,851,200	13.9%	22,560,482	13.9%	$3.86
2019	26	5,274,332	12.5%	20,693,287	12.8%	$3.92
2020	11	2,776,686	6.6%	10,422,446	6.4%	$3.75
2021	17	3,378,922	8.0%	14,867,200	9.2%	$4.40
2022	11	1,434,783	3.4%	5,337,344	3.3%	$3.72
Thereafter	27	5,651,851	13.4%	20,463,755	12.7%	$3.62
Total/Weighted Average	247	44,499,166	100.0%	$161,743,504	100.0%	$3.83

(1)	Month‑to‑month leases.
(2)

Three leases containing 689,136 square feet expire on December 31, 2014. These leases are considered occupied on December 31, 2014; therefore, the expirations will not factor into period ending occupancy until 2015.

Of the 0.8 million square feet and 2.5 million square feet of leases that have expired during the three and nine months ended September 30, 2014, respectively, we have renewed 0.8 million square feet and 1.7 million square feet of leases, respectively, resulting in a 98.5% and 69.0% tenant retention rate for the three months and nine months ended September 30, 2014, respectively.  As of September 30, 2014, for the period October 1, 2014 through September 30, 2015, only one of our top ten leases based on September 30, 2014 annualized base rental revenue and as outlined in the table below will be expiring.  The American Beverage Corp lease is scheduled to expire on December 31, 2014, and our leasing team has been in preliminary discussions on possible renewals with this tenant.

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of September 30, 2014.

			% of
			Total		% of
	Number		Leased	Annualized	Total
	of	Leased	Square	Base Rental	Annualized
Tenants	Leases	Square Feet	Feet	Revenue	Rental Revenue
Solo Cup Company	1	1,035,249	2.5%	$3,809,716	2.4%
International Paper Company	1	465,323	1.1%	2,462,069	1.5%
Bank of America, N.A.	1	318,979	0.8%	2,404,538	1.5%
Spencer Gifts, LLC	1	491,025	1.2%	2,186,076	1.4%
Closetmaid Corporation	1	619,466	1.5%	2,053,400	1.3%
American Beverage Corp	1	613,200	1.5%	1,919,316	1.2%
Archway Marketing Serv., Inc.	1	386,724	0.9%	1,857,989	1.1%
Carefusion 213, LLC	1	360,134	0.9%	1,797,069	1.1%
FT International Services, LLC	1	250,000	0.6%	1,713,209	1.1%
Anderson Merchandisers, LP	1	703,496	1.7%	1,667,286	1.0%
Total	10	4,693,130	12.5%	$21,870,668	13.6%

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

Comparison of three months ended September 30, 2014 to the three months ended September 30, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On July 1, 2013, we owned 194 buildings including 132 warehouse/distribution buildings, 42 light manufacturing buildings and 20 flex/office buildings.  Subsequent to July 1, 2013, we sold three buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 191 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 0.2% to 93.3% as of September 30, 2014 compared to 93.5% as of September 30, 2013.  The results of operations from acquisitions relates to the 47 buildings acquired after July 1, 2013 for an aggregate cost of approximately $464.7 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2014 and September 30, 2013 with respect to the buildings acquired and disposed of after July 1, 2013.  In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014.  Neither the Lexington, VA building that was sold on March 25, 2014 nor the Bellevue, OH building that was sold on September 26, 2014, met the definition of a discontinued operation under this new definition and are therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Change
	2014	2013	$	%	2014	2013	2014	2013	$	%

Revenue
Operating revenue
Rental income	$29,195	$29,269	(74)	(0.3)%	$7,579	$902	$36,774	$30,171	$6,603	21.9%
Tenant recoveries	4,072	4,204	(132)	(3.1)%	1,327	61	5,399	4,265	1,134	26.6%
Other income (1)	32	14	18	128.6%	10	1	42	15	27	180.0%
Total operating revenue	33,299	33,487	(188)	(0.6)%	8,916	964	42,215	34,451	7,764	22.5%
Expenses
Operating expenses
Property	6,181	6,230	(49)	(0.8)%	1,513	69	7,694	6,299	1,395	22.1%
Total operating expenses	6,181	6,230	(49)	(0.8)%	1,513	69	7,694	6,299	1,395	22.1%
Net operating income (2)	$27,118	$27,257	(139)	(0.5)%	$7,403	$895	$34,521	$28,152	$6,369	22.6%
Other expenses (income)
General and administrative							5,704	4,376	1,328	30.3%
Asset management fee income							(143)	(192)	49	(25.5)%
Property acquisition costs							2,190	986	1,204	122.1%
Depreciation and amortization							21,983	17,261	4,722	27.4%
Other expenses							181	89	92	103.4%
Total other expenses (income)							29,915	22,520	7,395	32.8%
Total expenses							37,609	28,819	8,790	30.5%

Other income (expense)
Interest income							3	3	—	0.0%
Interest expense							(6,462)	(5,370)	(1,092)	20.3%
Gain on sale of real estate							2,104	—	2,104	100.0%
Total other income (expense)							(4,355)	(5,367)	1,012	(18.9)%
Discontinued operations
Income attributable to discontinued operations							—	29	(29)	(100.0)%
Total income attributable to discontinued operations							$—	$29	$(29)	(100.0)%
Net income							$251	$294	$(43)	(14.6)%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(90)	(335)	245	(73.1)%
Net income attributable to STAG Industrial, Inc.							$341	$629	$(288)	(45.8)%

(1)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
(2)

Net operating income excludes the results of discontinued operations in the table above. For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties (“rental income”), and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.1 million or 0.3% to $29.2 million for the three months ended September 30, 2014 compared to $29.3 million for the three months ended September 30, 2013.  Approximately $1.2 million of the change was primarily attributable to tenants downsizing their spaces and vacancies.  These decreases were offset by approximately $0.6 million of rental increases due to new leases and $0.4 million attributable to renewals and expansions of existing tenants.  Same store rental income also increased $0.1 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries decreased by $0.1 million or 3.1% to $4.1 million for the three months ended September 30, 2014 compared to $4.2 million for the three months ended September 30, 2013.  The decrease was primarily due to a $0.3 million decrease related to tenant vacancies.  Additionally, there was a $0.2 million decrease in tenant recoveries related to one building where the tenant’s lease terms changed and the tenant began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.  These decreases were partially offset by increases in occupancies resulting in an increase in recoveries of $0.2 million as well as a $0.1 million increase at one of our buildings where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly to the taxing authority.  Approximately $0.1 million of the increase related to several properties with increases in recoverable expenses.

Same store other income increased by $18,000 or 128.6% to $32,000 for the three months ended September 30, 2014 compared to $14,000 for the three months ended September 30, 2013.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses decreased by $49,000 or 0.8% to $6.2 million for the three months ended September 30, 2014 compared to $6.2 million for the three months ended September 30, 2013.  The decrease was primarily due to a $0.4 million decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.  This decrease was partially offset by an increase due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $0.2 million of tenant recovery income. There was also an increase of approximately $0.1 million related to increases in property expenses at previously vacant properties and $0.1 million related to increased property expenses.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $7.4 million or 32.8% for the three months ended September 30, 2014 to $29.9 million compared to $22.5 million for the three months ended September 30, 2013.  The increase was primarily related to an increase of $4.7 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $1.3 million increase in general and administrative expenses primarily related to the compensation expense and other costs attributable to an increased number of employees. The increase was also attributable to an increase of $1.2 million related to property acquisition costs due to the acquisition of 18 buildings during the three months ended September 30, 2014 compared to the acquisition of six buildings during the three months ended September 30, 2013.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sale of real estate.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased $1.0 million, or 18.9%, to $4.4 million for the three months ended September 30, 2014 compared to $5.4 million for the three months ended September 30, 2013.  The decrease was primarily attributable to a $2.1 million gain on sale of real estate related to the property located in Bellevue, OH that was sold during the three months ended September 30, 2014 and the early adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as referenced above.  The decrease was offset by a $1.1 million increase in interest expense related to the increase in total debt outstanding of $678.2 million as of September 30, 2014 compared to $496.7 million as of September 30, 2013. During the three months ended September 30, 2014, the average debt balance increased compared to the average debt balance during the three months ended September 30, 2013. This increase was primarily a result of the Wells Fargo unsecured term loan A (as defined in Indebtedness Outstanding below) that was entered into on February 14, 2013 and not fully drawn upon until January 30, 2014 and the unsecured notes (as defined in Indebtedness Outstanding below) issued on July 1, 2014.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations decreased by $29,000, or 100.0%, to $0 for the three months ended September 30, 2014 compared to $29,000 for the three months ended September 30, 2013.  The income attributable to discontinued operations reflects the results of operations during the three months ended September 30, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013. As previously mentioned, the two buildings sold in 2014 were not classified as discontinued operations as a result of our early adopting ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Total Net Loss

The total net loss decreased by $43,000, or 14.6%, to net loss of $0.3 million for the three months ended September 30, 2014 compared to a net loss of $0.3 million for the three months ended September 30, 2013. The increase is attributable to all of the aforementioned factors.

Comparison of nine months ended September 30, 2014 to the nine months ended September 30, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On January 1, 2013, we owned 172 buildings including 112 warehouse/distribution buildings, 39 light manufacturing buildings and 21 flex/office buildings.  Subsequent to January 1, 2013, we sold four buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 168 buildings which are considered our same store portfolio (“nine month same store”) in the analysis below.  Nine month same store occupancy decreased 0.3% to 92.6% as of September 30, 2014 compared to 92.9% as of September 30, 2013.  The results of operations from acquisitions relates to the 70 buildings acquired after January 1, 2013 for an aggregate cost of approximately $632.8 million.

The following table summarizes selected operating information for our nine month same store portfolio and our total portfolio for the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2014 and September 30, 2013 with respect to the buildings acquired and disposed of after January 1, 2013.  Neither the Lexington, VA building that was sold on March 25, 2014 nor the Bellevue OH, that was sold on September 26, 2014, met the definition of a discontinued operation under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and are therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	2014	2013	$	%

Revenue
Operating revenue
Rental income	$75,244	$75,941	(697)	(0.9)%	$30,851	$8,269	$106,095	$84,210	$21,885	26.0%
Tenant recoveries	11,385	10,113	1,272	12.6%	5,709	1,286	17,094	11,399	5,695	50.0%
Other income (1)	116	157	(41)	(26.1)%	15	1	131	158	(27)	(17.1)%
Total operating revenue	86,745	86,211	534	0.6%	36,575	9,556	123,320	95,767	27,553	28.8%
Expenses
Operating expenses
Property	17,528	15,694	1,834	11.7%	6,757	1,488	24,285	17,182	7,103	41.3%
Total operating expenses	17,528	15,694	1,834	11.7%	6,757	1,488	24,285	17,182	7,103	41.3%
Net operating income (2)	$69,217	$70,517	(1,300)	(1.8)%	$29,818	$8,068	$99,035	$78,585	$20,450	26.0%
Other expenses (income)
General and administrative							19,462	13,385	6,077	45.4%
Asset management fee income							(463)	(707)	244	(34.5)%
Property acquisition costs							3,437	2,831	606	21.4%
Depreciation and amortization							62,606	48,903	13,703	28.0%
Other expenses							611	336	275	81.8%
Total other expenses (income)							85,653	64,748	20,905	32.3%
Total expenses							109,938	81,930	28,008	34.2%

Other income (expense)
Interest income							11	9	2	22.2%
Interest expense							(17,941)	(14,866)	(3,075)	20.7%
Gain on sales of real estate							2,153	—	2,153	100.0%
Total other income (expense)							(15,777)	(14,857)	(920)	6.2%
Discontinued operations
Income attributable to discontinued operations							—	248	(248)	(100.0)%
Gain on sales of real estate							—	464	(464)	(100.0)%
Total income attributable to discontinued operations							$—	$712	$(712)	(100.0)%
Net loss							$(2,395)	$(308)	$(2,087)	677.6%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(784)	(958)	174	(18.2)%
Net income (loss) attributable to STAG Industrial, Inc.							$(1,611)	$650	$(2,261)	(347.8)%

(1)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
(2)

Net operating income excludes the results of discontinued operations in the table above. For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of  rental income and tenant recoveries.

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.7 million or 0.9% to $75.2 million for the nine months ended September 30, 2014 compared to $75.9 million for the nine months ended September 30, 2013.  Approximately $3.1 million of the change was primarily attributable to vacancies and tenants downsizing their spaces.  These decreases were offset by $1.3 million of rental increases due to new leases.  There was also a net increase of $0.7 million primarily related to changes in rental rates on lease renewals and expansions.  Same store rental income also increased $0.4 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries increased by $1.3 million or 12.6% to $11.4 million for the nine months ended September 30, 2014 compared to $10.1 million for the nine months ended September 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly to the taxing authority.  As a result, we recognized approximately $1.1 million of tenant recovery income. Increases in occupany also resulted in an increase in recoveries of approximately $0.6 million.  Approximately $0.4 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration.  Approximately $0.2 million of the increase related to several properties with increases in recoverable expenses primarily as a result of the harsh winter conditions in 2014. These increases were partially offset by a decrease of approximately $0.8 million in tenant recoveries related to vacancies.  There was also a $0.2 million decrease related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Same store other income decreased by $41,000 or 26.1% to $0.1 million for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, we received a reimbursement of $51,000 for make ready repair costs from a tenant that previously vacated, which resulted in a higher same store other income during the nine months ended September 30, 2013.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.8 million or 11.7% to $17.5 million for the nine months ended September 30, 2014 compared to $15.7 million for the nine months ended September 30, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $1.1 million of real estate tax expense.  There was also an increase of $0.5 million related to repair and maintenance expenses. There was an increase of $0.3 million related to the increased gas usage and snow removal costs due to the harsh winter conditions in 2014.  Approximately $0.3 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration. These increases were partially offset by a $0.4 million decrease related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $20.9 million or 32.3% for the nine months ended September 30, 2014 to $85.7 million compared to $64.7 million for the nine months ended September 30, 2013.  The increase was primarily related to an increase of $13.7 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $6.1 million increase in general and administrative expenses related primarily to approximately $3.0 million of general and administrative expense for the accounting associated with our former Chief Financial Officer’s decision to not renew his contract and enter into a one-year consulting agreement with our Company.  The one-time charge of $3.0 million related to the acceleration of his share of our OPP as well as the accounting for his unvested LTIP units and associated dividends paid on unvested LTIP units, his salary, bonus and other benefits that will be provided to him during the term of his Consulting Agreement. The increase also related to the compensation expense and other costs attributable to an increased number of employees. The increase was also attributable to an increase of $0.6 million to property acquisition costs due to the acquisition of 31 buildings during the nine months ended September 30, 2014 compared to the acquisition of 29 buildings during the nine months ended September 30, 2013.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sales of real estate.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $1.0 million, or 6.2%, to $15.8 million for the nine months ended September 30, 2014 compared to $14.9 million for the nine months ended September 30, 2013.  The increase was primarily attributable to a $3.1 million increase in interest expense related to the increase in total debt outstanding of $678.2 million as of September 30, 2014 compared to $496.7 million as of September 30, 2013. During the nine months ended September 30, 2014, the average debt balance increased compared to the average debt balance during the nine months ended September 30, 2013. This increase was primarily a result of the Wells Fargo unsecured term loan A (as defined in Indebtedness Outstanding below) that was entered into on February 14, 2013 and not fully drawn upon until January 30, 2014 and the unsecured notes (as defined in Indebtedness Outstanding below) issued on July 1, 2014.  The increase is also offset by the $2.2 million gain on the sales of real estate related to properties located in Lexington, VA and Bellevue, OH that were sold during the nine months ended September 30, 2014 and the early adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as referenced above.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations decreased by $0.7 million, or 100.0%, to $0 for the nine months ended September 30, 2014 compared to $0.7 million for the nine months ended September 30, 2013.  The income attributable to discontinued operations reflects the results of operations during the nine months ended September 30, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013.  As previously mentioned, the two buildings sold in 2014 were not classified as discontinued operations as a result of our early adopting ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Total Net Loss

The total net loss increased by $2.1 million, or 677.6%, to net loss of $2.4 million for the nine months ended September 30, 2014 compared to a net loss of $0.3 million for the nine months ended September 30, 2013. The increase is attributable to all of the aforementioned factors.

Cash Flows

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

The following table summarizes our cash flows for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 (dollars in thousands):

	Nine months ended September 30,		Change
	2014	2013	$	%
Cash provided by operating activities	$66,397	$55,214	$11,183	20.3%
Cash used in investing activities	$288,208	$234,890	$53,318	22.7%
Cash provided by financing activities	$220,411	$184,579	$35,832	19.4%

Net cash provided by operating activities.  Net cash provided by operating activities increased $11.2 million to $66.4 million for the nine months ended September 30, 2014 compared to $55.2 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $2.4 million for the nine months ended September 30, 2014 compared to a net loss of $0.3 million for the nine months ended September 30, 2013, but after adjusting the net income (loss) to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $12.8 million. This is primarily a result of adding back depreciation and amortization of $62.6 million during the nine months ended September 30, 2014 compared to $49.5 million during the nine months ended September 30, 2013.

Net cash used in investing activities.  Net cash used in investing activities increased by $53.3 million to $288.2 million for the nine months ended September 30, 2014 compared to $234.9 million for the nine months ended September 30, 2013.  The change is primarily attributable to the acquisition of 31 buildings with an aggregate purchase price of $289.5 million during the nine months ended September 30, 2014 compared to the acquisition of 29 buildings with an aggregate purchase price of $246.8 million during the nine months ended September 30, 2013.

Net cash provided by financing activities.  Net cash provided by financing activities increased  $35.8 million to $220.4 million for the nine months ended September 30, 2014 compared to $184.6 million for the nine months ended September 30, 2013.  The change is attributable to an increase of $97.5 million in proceeds from the unsecured credit facility, an increase of $50.0 million in proceeds from the unsecured notes and is offset by a decrease of $50.0 million in proceeds from the unsecured term loans in comparison to prior periods.  Additionally, the change is also attributable to an increase in dividends and distributions paid of $13.0 million as a result of the increased number of shares and units outstanding as well as a $0.08 increase in the dividend paid per share during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Proceeds from the sale of the series B preferred stock decreased by $70.0 million as a result of the stock being issued on April 16, 2013. The remaining overall increase is due to a decrease of $5.8 million of offering costs, an increase of $9.4 million of proceeds from sales of common stock and a decrease of $7.3 million of the repayment of the unsecured credit facility for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities.  Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our buildings by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

The table below sets forth the activity for the “at the market” common stock offering programs during the three and nine months ended September 30, 2014 (in millions, except share data):

	Three months ended September 30, 2014				Nine months ended September 30, 2014
At the Market Stock	Shares	Gross	Sales	Net	Shares	Gross	Sales	Net
Offering Program	Sold	Proceeds	Agents’ Fee	Proceeds	Sold	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,064,795	$22.8	$0.4	$22.4	1,064,795	$22.8	$0.4	$22.4
2014 $150 million ATM	938,670	21.9	0.3	21.6	5,464,812	126.4	1.9	124.5
2012 $75 million ATM	—	—	—	—	661,930	14.9	0.2	14.7
Total ATM	2,003,465	$44.7	$0.7	$44.0	7,191,537	$164.1	$2.5	$161.6

	Three months ended September 30, 2013				Nine months ended September 30, 2013
At the Market Stock	Shares	Gross	Sales	Net	Shares	Gross	Sales	Net
Offering Program	Sold	Proceeds	Agents’ Fee	Proceeds	Sold	Proceeds	Agents’ Fee	Proceeds
2012 $75 million ATM	1,813,970	$36.9	$0.6	$36.4	1,963,170	$39.7	$0.6	$39.1
Total ATM	1,813,970	$36.9	$0.6	$36.4	1,963,170	$39.7	$0.6	$39.1

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

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our buildings, including:

•	interest expense and scheduled principal payments on outstanding indebtedness;
•	funding of property acquisitions under contract;
•	general and administrative expenses; and
•	capital expenditures for tenant improvements and leasing commissions.

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our operating partnership. The table below sets forth the dividends and distributions on our common stock during the nine months ended September 30, 2014:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended September 30	May 5, 2014	$0.11	October 15, 2014
Month ended August 30	May 5, 2014	0.11	September 15, 2014
Month ended July 30	May 5, 2014	0.11	August 15, 2014
Month ended June 30	February 21, 2014	0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$0.96

On July 29, 2014, our board of directors declared the common stock dividend for the months ending October 31, 2014, November 30, 2014 and December 31, 2014 at a monthly rate of $0.11 per share of common stock.

Subsequent to September 30, 2014, on October 30, 2014, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2015, February 28, 2015 and March 31, 2015 at a monthly rate of $0.1125 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “series A preferred stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable

Preferred Stock (the “series B preferred stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the series A preferred stock and B preferred stock, respectively, during the nine months ended September 30, 2014:

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Per Share	Date Paid
September 30	July 29, 2014	$0.5625	$0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total 2014		$1.6875	$1.2421875

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of September 30, 2014 (dollars in thousands):

					Current	Prepayment
Loan	Principal		Rate(1)		Maturity	Terms (2)
Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	$3,614	(3)	6.05%		Jun-1-2016	i (2)
Webster Bank, National Association	5,717		4.22%		Aug-4-2016	i (2)
Union Fidelity Life Insurance Co.	6,279	(4)	5.81%		Apr-30-2017	i (2)
Webster Bank, National Association	3,056		3.66%		May-29-2017	i (2)
Webster Bank, National Association	3,291		3.64%		May-31-2017	i (2)
Connecticut General Life Insurance Company -1 Facility	58,261		6.50%		Feb-1-2018	i (2)
Connecticut General Life Insurance Company -2 Facility	59,301		5.75%		Feb-1-2018	i (2)
Connecticut General Life Insurance Company -3 Facility	16,706		5.88%		Feb-1-2018	i (2)
Wells Fargo Bank, National Association CMBS Loan	65,967		4.31%		Dec-1-2022	ii (2)
Total / weighted average mortgage notes payable	$222,192		5.44%

Unsecured credit facility:
$200 Million Bank of America Unsecured Credit Facility(5)	$106,000		L + 1.45%		Sept-10-2016	iii (2)
Total / weighted average unsecured credit facility	$106,000		1.61%

Unsecured term loans (6):
$150 Million Bank of America Unsecured Term Loan(7)	$150,000		L + 1.40%		Sept-10-2017	iii (2)
$150 Million Wells Fargo Unsecured Term Loan A(8)	150,000		L + 2.15%		Feb-14-2020	i (2)
$150 Million Wells Fargo Unsecured Term Loan B(9)	—		L + 1.70%		Mar-21-2021	i (2)
Total / weighted average unsecured term loans	$300,000		2.77%

Unsecured notes:
$50 Million Series B Unsecured Notes	$50,000		4.98%		July-1-2026	i (2)
Total / weighted average unsecured notes	$50,000		4.98%

Total / weighted average debt	$678,192		3.62	%(10)

(1)

Current interest rate as of September 30, 2014.  At September 30, 2014, the one-month LIBOR (“L”) was 0.1565%. The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)	Prepayment terms consist of (i) prepayable with penalty; (ii) not prepayable, but can be defeased beginning January 1, 2016 and (iii) prepayable with no penalty.

(3)

The principal outstanding under this loan includes an unamortized fair market value premium of $0.1 million as of September 30, 2014, which is not included in the calculation of the weighted average interest rate.

(4)	The principal outstanding includes an unamortized fair market value premium of $0.1 million as of September 30, 2014, which is not included in the calculation of the weighted average interest rate.

(5)

The spread over LIBOR for this Bank of America, N.A (“Bank of America”) unsecured credit facility is based on our consolidated leverage and can range between 1.45% and 2.05%. The spread was 1.45% as of September 30, 2014.  We  pay an unused fee between 0.20% and 0.25%. The borrowing capacity as of September 30, 2014 was $94.0 million, assuming current leverage levels.

(6)	Collectivity, the Bank of America unsecured term loan, the Wells Fargo unsecured term loan A and the Wells Fargo unsecured term loan B shall be referenced to as the (“unsecured term loans”).

(7)

The Bank of America unsecured term loan (“Bank of America unsecured term loan”) was entered into on September 10, 2012. The spread over LIBOR is based on our consolidated leverage ratio and can range between 1.40% and 2.00%. The spread was 1.40% as of September 30, 2014.  There was no remaining borrowing capacity as of September 30, 2014. As of September 30, 2014, we swapped the one-month LIBOR for a fixed rate for $100.0 million of the $150.0 million outstanding on the Bank of America unsecured term loan. The swaps were effective beginning on October 10, 2012. For further details refer to “Interest Rate Risk below.”

(8)

This Wells Fargo Bank, National Association (“Wells Fargo”) unsecured term loan (the “Wells Fargo unsecured term loan A”) was entered into on February 14, 2013. The spread over LIBOR is based on our consolidated leverage and can range between 2.15% and 2.70%. The spread was 2.15% as of September 30, 2014.  As of September 30, 2014, we swapped the one-month LIBOR for a fixed rate for $125.0 million of the $150.0 million outstanding on the Wells Fargo unsecured term loan A. For further details refer to “Interest Rate Risk” below. The terms of the Wells Fargo unsecured term loan A include an unused fee of 0.35%.  There was no remaining borrowing capacity as of September 30, 2014.

(9)

This Wells Fargo unsecured term loan (“Wells Fargo unsecured term loan B”) was entered into on March 21, 2014. The spread over LIBOR is based on our consolidated leverage and can range between 1.70% and 2.30%. The spread was 1.70% as of September 30, 2014. The terms of the Wells Fargo unsecured term loan B include an unused fee of 0.225%.  The remaining borrowing capacity was $150.0 million as of September 30, 2014.

(10)

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

Our facilities with the Connecticut General Life Insurance Company (“CIGNA”) contain provisions that cross-default the loans and cross-collateralize the 21 properties held as collateral under each loan.

The Wells Fargo CMBS loan agreement is a commercial mortgage-backed security that provides for a secured loan. There are 28 properties located in eight states that are collateral for the CMBS loan. The operating partnership guarantees the obligations under the CMBS loan.

Our debt is subject to certain financial and other covenants.  As of September 30, 2014, we were in compliance with the financial covenants in the credit agreement and loan agreements.

Unsecured Credit Facility, Unsecured Term Loans and Unsecured Notes

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

Wells Fargo Unsecured Term Loan B:  On March 21, 2014, we entered into the seven-year term Wells Fargo unsecured term loan B with Wells Fargo and certain other lenders, in the original principal amount of up to $150.0 million. Additionally, the Wells Fargo unsecured term loan B has a feature that allows us to request an increase in total commitments of up to $250.0 million, subject to certain conditions. Unless otherwise terminated pursuant to the terms of loan agreement, the Wells Fargo unsecured term loan B  will mature on March 21, 2021.

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

Borrowings under the Wells Fargo unsecured term loan B bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the loan agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.70% to 2.30% for Eurodollar Rate based borrowings and from 0.70% to 1.30% for Base Rate based borrowings. As of September 30, 2014, the spread on the Wells Fargo unsecured term loan B was 1.70%

We also pay customary fees and expense reimbursements, including an unused fee equal to 0.225% of the unused portion of the Wells Fargo unsecured term loan B, which is paid monthly in arrears. The Wells Fargo unsecured term loan B unused commitment fee began to accrue on May 21, 2014.  The Wells Fargo unsecured term loan B has prepayment fees as outlined in the loan agreement.

Unsecured Notes

On April 16, 2014, we entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the operating partnership of $50.0 million Series A 10-Year Unsecured Notes (“series A unsecured notes”) and $50.0 million Series B 12-Year Unsecured Notes (“series B unsecured notes”)  (together, the series A unsecured notes and the series B unsecured notes are referred to herein as, the “unsecured notes”).  Borrowings under the unsecured notes will bear interest at a fixed rate of 4.98% and, subject to customary closing conditions, must be issued (i) between July 1, 2014 and July 3, 2014 for the series B unsecured notes and (ii) between October 1, 2014 and October 3, 2014 for the series A unsecured notes.  Upon the funds being drawn, Bank of America, as agent, will receive a placement fee equal to 0.40% of the principal amount of the securities purchased by investors.  As of September 30, 2014, we incurred $0.6 million in deferred financing fees associated with the unsecured notes, which will be amortized over the respective 10 and 12 year terms. On July 1, 2014 and October 1, 2014, we issued the unsecured notes.  Our company and certain wholly owned subsidiaries of the operating partnership are guarantors of the unsecured notes and the obligations under the unsecured notes rank pari passu to our unsecured senior indebtedness, which includes the unsecured credit facility and unsecured term loans.

Financial Covenant Considerations

Our ability to borrow under the unsecured credit facility and unsecured term loans is subject to its ongoing compliance with a number of customary financial covenants, including:

•a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•a maximum secured leverage ratio of not greater than 0.45:1.00;

•a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•a maximum secured recourse debt level of not greater than 0.075:1.00;

•a minimum fixed charge ratio of not less than 1.50:1.00;

•a minimum tangible net worth covenant test; and

•various thresholds on Company level investments.

The unsecured credit facility, unsecured term loans and the unsecured notes also have a minimum tangible net worth covenant test. The unsecured notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The unsecured credit facility and unsecured term loans contain financial and operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of September 30, 2014. In the event of a default under the unsecured credit facility or the unsecured term loans, our dividend distributions are limited to the minimum amount necessary for us to maintain our status as a REIT. The total borrowing capacity on the combined unsecured credit facility and the unsecured term loans as of September 30, 2014 was $199.0 million, assuming current leverage levels.

Events of Default:  The credit agreement and our loan agreements contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross-defaults to other material debt and bankruptcy or other insolvency events.

Our Company and certain of our subsidiaries guarantee the obligations under the unsecured credit facility, unsecured term loans and the unsecured notes.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2014, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
		Remaining
Contractual Obligations(1)(2)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Principal payments(3)	$677,983	$1,127	$123,965	$294,455	$258,436
Interest payments—Fixed rate debt (4)(5)	111,076	5,389	42,325	29,983	33,379
Interest payments —Variable rate debt (4)(6)	8,693	764	5,590	1,692	647
Operating lease and ground leases(4)	14,400	357	2,634	2,163	9,246
Other(4)(7)	413	38	300	75	—
Total	$812,565	$7,675	$174,814	$328,368	$301,708

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)

The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at September 30, 2014 and the balance at September 30, 2014 was $1.9 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.2 million of unamortized fair market value premium associated with two mortgage notes payable.

(4)	Not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $225.0 million of the $300.0 million unsecured term loans that have been swapped to a fixed rate.

(6)

Assumes the variable interest rate as of September 30, 2014 is applied to all future interest payments for the unsecured credit facility and the $75.0 million of the $300.0 million unsecured term loans that have not been swapped to a fixed rate.

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

On September 14, 2012, we commenced a program of utilizing designated derivatives to hedge the variable cash flows associated with a portion of the unsecured term loans.  The following table details our outstanding interest rate swaps as of September 30, 2014 (collectively, the “unsecured term loan swaps”) (in thousands):

	Counterparty
	Public						Fixed	Variable
Interest Rate	Credit			Notional			Interest	Interest
Derivative Counterparty	Rating(3)		Trade Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	A		Sept-14-2012	$10,000	(1)	$93	0.7945%	One-month L	September 10, 2017
Bank of America	A		Sept-14-2012	$10,000	(1)	$93	0.7945%	One-month L	September 10, 2017
UBS AG	A		Sept-14-2012	$10,000	(1)	$94	0.7945%	One-month L	September 10, 2017
Royal Bank of Canada	AA-		Sept-14-2012	$10,000	(1)	$94	0.7945%	One-month L	September 10, 2017
RJ Capital Services, Inc.	BBB	(4)	Sept-14-2012	$10,000	(1)	$93	0.7975%	One-month L	September 10, 2017
Bank of America	A		Sept-20-2012	$25,000	(1)	$265	0.7525%	One-month L	September 10, 2017
RJ Capital Services, Inc.	BBB	(4)	Sept-24-2012	$25,000	(1)	$284	0.727%	One-month L	September 10, 2017
Regions Bank	BBB		March-1-2013	$25,000	(2)	$632	1.33%	One-month L	February 14, 2020
Capital One, N.A.	BBB+		June-13-2013	$25,000	(2)	$162	1.703%	One-month L	February 14, 2020
Capital One, N.A.	BBB+		June-13-2013	$50,000	(2)	$382	1.681%	One-month L	February 14, 2020
Regions Bank	BBB		Sept-30-2013	$25,000	(2)	$(228)	1.9925%	One-month L	February 14, 2020

(1)	Fixes the interest rate of the Bank of America unsecured term loan
(2)	Fixes the interest rate of the Wells Fargo unsecured term loan A
(3)	Standard & Poor’s credit ratings
(5)	Credit rating is for the parent company Raymond James Financial, Inc. because RJ Capital Services Inc. is not publicly rated.

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of September 30, 2014, the fair values of ten of the 11 of our interest rate swaps were in an asset position of $2.2 million and one interest rate swap was in a liability position of $0.2 million.  As of December 31, 2013, the swaps were in an asset position of $3.9 million. The decrease in value was due to lower forward interest rate curves as of September 30, 2014 as compared to December 31, 2013.

As of September 30, 2014, we had $406.0 million of debt with interest at a variable rate. Of the $300.0 million of variable rate debt on the unsecured term loans, interest on $225.0 million has been fixed with swaps as discussed above. The $50.0 million and $106.0 million of variable rate debt related to the Bank of America unsecured term loan and the unsecured credit facility, respectively, were both priced at one-month LIBOR plus a spread of 1.40% and 1.45%, respectively, as of September 30, 2014. The remaining $25.0 million of variable rate debt related to the Wells Fargo unsecured term loan A, which was priced at one-month LIBOR plus a spread of 2.15% as of September 30, 2014. To the extent interest rates continue to increase, interest costs on our variable rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and net operating income (“NOI”), which meet the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this report a statement of why management believes that presentation of these measures provide useful information to investors.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$251	$294	$(2,395)	$(308)
Rental property depreciation and amortization	21,900	17,463	62,444	49,508
Gain on sales of real estate	(2,104)	—	(2,153)	(464)
FFO	$20,047	$17,757	$57,896	$48,736
Preferred stock dividends	(2,712)	(2,712)	(8,136)	(6,783)
Amount allocated to unvested restricted stockholders	(87)	(64)	(258)	(197)
FFO attributable to common stockholders and unit holders	$17,248	$14,981	$49,502	$41,756

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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$251	$294	$(2,395)	$(308)
Asset management fee income	(143)	(192)	(463)	(707)
General and administrative	5,704	4,376	19,462	13,358
Property acquisition costs	2,190	986	3,437	2,831
Depreciation and amortization	21,983	17,463	62,606	49,508
Interest income	(3)	(3)	(11)	(9)
Interest expense	6,462	5,370	17,941	14,866
Offering costs	—	—	—	27
Gain on sales of real estate	(2,104)	—	(2,153)	(464)
Other expenses	181	89	611	336
Net operating income (1)	$34,521	$28,383	$99,035	$79,438

(1)Includes the results of discontinued operations.  For the three and nine months ended September 30, 2014 and September 30, 2013, excluding the results of discontinued operations, NOI was approximately $34.5 million, $99.0 million, $28.2 million, and $78.6 million, respectively.

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

As of September 30, 2014, we had $106.0 million outstanding under the unsecured credit facility and $300.0 million of borrowings outstanding under the unsecured term loans bearing interest at a variable rate.  Of the $300.0 million outstanding on the unsecured term loans, $225.0 million is subject to interest rate swaps.  The remaining $50.0 million and $25.0 million are related to the Bank of America unsecured term loan and the Wells Fargo unsecured term loan A, respectively, which were priced at one-month LIBOR plus 1.40% and 2.15%, respectively, as of September 30, 2014.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $106.0 million on the unsecured credit facility and $75.0 million on the unsecured term loans (the portion of outstanding amounts at September 30, 2014 not fixed by interest rate swaps) for the entire nine months ended September 30, 2014, our interest expense would have increased by $1.4 million for the nine months ended September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1 *	Employment Agreement with Jeffery M. Sullivan, effective as of October 27, 2014

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 31, 2014	BY:	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1 *	Employment Agreement with Jeffery M. Sullivan, effective as of October 27, 2014

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.