Form 10-K
period 2014-12-31
STAG Industrial, Inc.
filed 2015-02-23
CIK 1479094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1‑34907

STAG INDUSTRIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27‑3099608 (IRS Employer Identification No.)
One Federal Street, 23rd Floor Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

(617) 574‑4777

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant was approximately $1,316 million based on the closing price on the New York Stock Exchange as of June 30, 2014.

Number of shares of the registrant’s common stock outstanding as of February 20, 2015: 64,532,269

Number of shares of 9.0% Series A Cumulative Redeemable Preferred Stock as of February 20, 2015: 2,760,000

Number of shares of 6.625% Series B Cumulative Redeemable Preferred Stock as of February 20, 2015: 2,800,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

Forward-Looking Statements

This report contains “forward‑looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward‑looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward‑looking statements in this report include, among others, statements about our future financial condition, results of operations, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward‑looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward‑looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

•

the factors included in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increased vacancy rates;

•	potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants;

•	acquisition risks, including our ability to identify and complete accretive acquisitions and/or failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•	international, national, regional and local economic conditions;

•	the general level of interest rates and currencies;

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

Any forward‑looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.  Business

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (“Operating Partnership”).  As used herein, “annualized rent,” “annualized base rental revenue” and similar terms refer to the contractual monthly base rent as of December 31, 2014 (which differs from rent calculated in accordance with Generally Accepted Accounting Principles(“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of December 31, 2014, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Overview

We focus on the acquisition and operation of single-tenant, industrial properties throughout the United States. We endeavor to (i) identify relative value investments across all locations, industries and tenants among these properties through the principled application of our proprietary risk assessment model, (ii) operate our properties in an institutional manner, and (iii) capitalize our business appropriately given the characteristics of our assets.

As of December 31, 2014, we owned 248 buildings in 36 states with approximately 47.0 million rentable square feet, consisting of 178 warehouse/distribution buildings, 50 light manufacturing buildings and 20 flex/office buildings. We also owned two developable vacant land parcels adjacent to two of our buildings. As of December 31, 2014, our buildings were 94.9% leased to 227 tenants, with no single tenant accounting for more than 2.3% of our total annualized rent and no single industry accounting for more than 12.1% of our total annualized rent.

The industrial property market in the United States is a large and fragmented market that we believe offers sustainable acquisition opportunities throughout all phases of the economic cycle.  We estimate that our target market of single-tenant, industrial properties anticipated to satisfy our investment criteria to be approximately $250 billion or more.  Based on this estimate, our current share of our target market is less than 1%.  We believe that we are the largest publicly-traded, dedicated owner and operator in our target markets.  We have a fully-integrated acquisition, leasing and asset management platform, and our senior management team has a significant amount of single-tenant, industrial real estate experience.

Our mission is to continue to be a disciplined, relative value investor and the preeminent owner and operator of single-tenant, industrial properties in the United States.  We seek to continue to deliver attractive stockholder returns in all market environments by providing a covered dividend combined with accretive growth.

We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “STAG.”  We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2011, and intend to continue to qualify as REIT.  We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage.  As of December 31, 2014, we owned approximately 96.36% of the common equity of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 3.64%.  We completed our initial public offering of common stock (“IPO”) and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.

So long as we qualify as a REIT, we generally will not be subject to federal income taxes to the extent we currently distribute our income to our stockholders.  We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Our Investment Thesis

For the following reasons, we believe that our focus on owning and expanding a portfolio of individually-acquired, single‑tenant industrial properties throughout the United States will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the associated risks:

•

Buyers tend to price an individual, single-tenant, industrial property according to the binary nature of its cash flows:  with only one potential tenant, any one property is either generating revenue or not.  Furthermore, tenants typically cover operating expenses at a property and when a property is not generating revenue, we, as owners, are responsible for paying these expenses.  We believe the market prices these properties based upon a higher risk profile due to the single-tenant nature of these properties and therefore applies a lower value relative to a diversified cash flowing investment.

•

The acquisition and contribution of these single-tenant properties to an aggregated portfolio of these individual binary risk cash flows creates diversification, lowering risk and thereby creating value.

•

Industrial properties generally require less capital expenditure than other commercial property types and single‑tenant properties generally require less expenditure for leasing, operating and capital costs per property than multi‑tenant properties.

•	Industrial properties tend to have higher current returns than other classes of properties.
•

Other institutional, industrial real estate buyers tend to focus on larger properties and portfolios in a select few primary markets, resulting in our typical competitors being local investors who often do not have the same access to debt or equity capital as us.  In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.

•

Tenants in our target properties tend to manage their properties directly, which allows us to grow our portfolio without increasing the size of our asset management infrastructure on a linear basis to our portfolio.

We are a relative value investor focused on identifying opportunities in single-tenant, industrial real estate in the United States.

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in secondary markets.  These markets are secondary by definition, but not in terms of quality.

As of December 31, 2014, our investments in primary, secondary, and tertiary markets are as follows in the table below.

BUILDING BY MARKET
		Square Footage			Annualized Base Rental Revenue
Market Type	# of Buildings	Amount	%	Occupancy	Amount	%
Primary	48	9,505,778	20.2%	95.8%	$34,440,483	20.0%
Secondary	146	30,061,349	63.9%	93.7%	111,059,071	64.5%
Tertiary	54	7,456,949	15.9%	98.3%	26,724,275	15.5%
TOTAL	248	47,024,076	100.0%	94.9%	$172,223,829	100.0%

We define primary markets as the 29 largest industrial metropolitan areas, which each have approximately 200 million or more in net rentable square footage.  We define secondary industrial markets as the markets which each have net rentable square footage ranging from approximately 25 million to approximately 200 million.  We define tertiary markets as markets with less than 25 million square feet of net rentable square footage.

We have found, and the charts below indicate, that primary and secondary markets have similar occupancy and rent growth experiences.  Furthermore, secondary industrial property markets generally provide less rent volatility and equivalent occupancy, compared to primary industrial property markets.  The tables below, based on data provided by CB Richard Ellis—Econometric Advisors (“CBRE-EA”), show the quarter-over-quarter (“Q-o-Q”) percentage changes in warehouse rent and occupancy for primary and secondary markets.

3%
2%
1%
0%
-1%
-2%
-3%
-4%
-5%
Primary Rent (Q-o-Q change)
Secondary Rent (Q-o-Q change)
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14

91%
90%
89%
88%
87%
86%
85%
84%
83%
82%
Primary Occupancy
Secondary Occupancy
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14

Our Strategies

Our primary business objectives are to own and operate a balanced and diversified portfolio of binary risk investments (individual single‑tenant industrial properties) that maximizes cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long‑term growth in distributable cash flow from operations per share through the following strategies:

External Growth Strategy

We have grown our portfolio an average of 41% a year since our IPO and have a management goal to acquire greater than or equal to 25% of the previous year real estate cost basis (defined as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization). Our target acquisitions generally range between $5 million to $50 million range. We focus our acquisition activities (assuming our market opportunity remains attractive) on our core property types: warehouse/distribution facilities and light manufacturing facilities. From time to time, if an attractive opportunity presents itself, we may consider portfolio acquisitions. As of December 31, 2014, our pipeline of potential acquisitions exceeded $1.1 billion comprised of 85 industrial buildings. The pipeline is a point in time measure that includes all of the transactions under consideration by us that have passed the initial screening process. It also includes transactions under contract and transactions with non-binding letters of intent. These potential acquisitions are properties that are consistent with our mission and will continue to maintain diversity in our portfolio. Additionally, the properties are in strategic markets and create relative value. This dynamic pipeline is enhanced by our strong broker and owner network across the United States that has been built by our internal originations, asset management, and leasing teams.

Underwriting Strategy

We blend fundamental real estate analysis with corporate credit analysis in our proprietary model to make a probabilistic assessment of future cash flows.  We focus on quality real estate and long-term ownership.

Our underwriting strategy involves our asset management and leasing, capital markets, credit and legal departments.  For each asset, our analysis focuses on the following, most of which we input into our risk assessment model:

•

Asset Management and Leasing.  We evaluate the physical real estate within the context of the market (and submarket) in which it is located and the prospect for re‑tenanting the building if it becomes vacant by estimating the following:

•	current and future market rent for this building in this location;
•	downtime to re‑lease and related carrying costs;

•	cost (tenant improvements, leasing commissions and capital expenditures) to achieve the occupancy and the projected market rent within the projected downtime; and
•	the fungibility of the property with other properties in the market and the flexibility of the property for other uses, including single‑tenant or multi‑tenant reuse.

We estimate renewal probability by assessing the tenant’s use of the property and the degree to which the property is central to the tenant’s ongoing operations, the tenant’s potential cost to relocate, the supply/demand dynamic in the relevant submarket and the availability of suitable alternative properties.

•

Credit.    We apply fundamental credit analysis to evaluate the tenant’s credit profile by focusing on the tenant’s current and historical financial status, general business plan, operating risks, capital sources, and earnings expectations. We also analyze Securities and Exchange Commission (“SEC”) filings, press releases, management calls, rating agency reports, and other public information. In the case of a private, non‑rated firm, we will generally obtain financial information from the tenant, calculate common measures of credit strength such as debt‑to‑EBITDA and coverage ratios, evaluate qualitative factors including but not limited to competition and customer/supplier concentration, obtain third party references, and conduct tenant interviews. For publicly rated firms, we use our own internal model, as well as the credit information issued by Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings. Using this data and publicly available bond default studies of comparable tenant credits, we estimate the probability of future rent loss due to tenant default, as well as the possibility of a reorganization or liquidation in the case of a tenant default or bankruptcy event.

•

Capital Markets.  We evaluate the leverage levels, credit spreads, and costs associated with the capital used to fund the proposed acquisition.  In addition, we estimate future inflation rates and interest rates.

•

Legal.  We evaluate the tenant and landlord obligations contained within the existing or proposed lease and other transaction documents and other legal issues associated with the building, such as zoning, encroachments and environmental conditions.

For our portfolio as a whole, we use risk management guidelines to ensure diversification by tenant, industry, lease term and geography.

Real Estate Operation Strategy

We establish direct, long-term relationships with our tenants and use our in-house expertise in leasing, asset management and engineering to manage all operational aspects of our portfolio.  We also engage and actively manage high-quality third parties for localized leasing, property management, and construction services. Our asset management team utilizes our direct tenant relationships and leasing expertise to strive to achieve better than market levels of occupancy and rental rates. We utilize third party real estate brokers for the execution of new leases, however, we manage the renewal of leases with our tenants directly, thereby reducing the amount of leasing commissions paid. The team also collaborates with our internal credit function to actively monitor the credit profile of each of our tenants. The team’s efforts have resulted in our achieving a tenant retention rate of approximately 70% for those tenants whose leases were scheduled to expire since our IPO in 2011. As of December 31, 2014, our portfolio had approximately 2.4 million square feet, or 5.2% of our total rentable square feet, available for lease, compared to 1.7 million square feet or 4.4% as of December 31, 2013, and 1.4 million square feet or 4.9% as of December 31, 2012.

We continually assess our portfolio – we “purchase our properties every day.” This mentality includes a continual evaluation of dispositions on an opportunistic basis by evaluating tenants, property locations, and asset class. During the year ended December 31, 2014, we sold four industrial buildings consisting of approximately 0.4 million square feet for a net gain of $2.8 million.

Financing Strategy

Our main focus is to preserve a flexible capital structure and maintain a relatively low-leveraged balance sheet designed to allow us to capitalize on market opportunities throughout the economic cycle. We strive to continue to maintain a conservative balance sheet and we achieve this by capitalizing new acquisitions with 60% equity and 40% debt.  As of December 31, 2014, our ratio of net debt to real estate cost basis was approximately 37% and our ratio of total long-term indebtedness to enterprise value was approximately 28%. For purposes of these ratios, we define:

•	“net debt” as our total long-term indebtedness less cash and cash equivalents on hand;
•	“long-term indebtedness” as our unsecured credit facility, our unsecured term loans, our unsecured notes and our mortgage notes payable;
•	“real estate cost basis” as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization; and
•

“enterprise value” as the market value of our common stock (based on the period-end closing price on the New York Stock Exchange(“NYSE”)) plus the liquidation value of our preferred stock plus our long-term indebtedness.

We raise capital through the capital markets through equity offerings, including discrete marketed offerings and ongoing “at the market” (“ATM”) offerings, and through unsecured debt offerings such as bank borrowings and private placement issuances, which we believe is more reliable, more efficient, and less restrictive operationally than secured indebtedness. We continue to utilize our ATM program as our primary source of equity capital when required and available.  As a supplement to the ATM activity, we also execute marketed overnight common stock offerings. From time to time, we issue common units of limited partnership interest in our Operating Partnership to acquire properties from owners who desire a tax-deferred transaction.

Management Team and Personnel

We have a fully integrated, highly experienced management team, and a majority of our senior management team has two or more decades of single-tenant, industrial real estate experience.

Additionally, our management team is committed to growing our portfolio by 25%, subject to the appropriate opportunities being available, annually through acquisitions. Furthermore, in 2014 and 2015, the Company has hired or intends to hire 31 new employees, representing a growth of 70% in personnel from the year ended 2013.  The growth is designed to address additional needs associated with the Company’s projected growth.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we and/or our tenants, as applicable, have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”) to the extent that such properties are “public accommodations” as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with current requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages or attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary.

Environmental Matters

Our properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean‑up of that facility if it becomes contaminated and threatens human health or the environment. We invest in properties historically used for industrial, light manufacturing and commercial purposes. Certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties have engaged, or may in the future engage, in activities that may generate or release petroleum products or other hazardous or toxic substances.

Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. According to Phase I environmental assessments prepared at the time of acquisition, 17 of our buildings are known to have asbestos containing materials. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. Additionally, 34 of our buildings are suspected of having asbestos containing materials due to the age of the building and observed conditions. No immediate action was recommended to address these instances and, as a result, we do not currently plan to take any actions to address these instances. In the event of a building renovation or demolition, a comprehensive asbestos inspection would be performed to determine proper handling and disposal of any asbestos containing materials.

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

At the time of acquisition, we add each property to our portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations.

We can make no assurances that future laws, ordinances or regulations will not impose material environmental liabilities on us, or the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Insurance

We carry comprehensive general liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), earthquakes, acts of war, acts of terrorism or riots. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to fully cover all of our losses. We carry employment practices liability insurance that covers us against claims by employees, former employee or potential employees for various employment related matters including wrongful termination, discrimination, sexual harassment in the workplace, hostile work environment, and retaliation, subject to the policy’s coverage conditions and limitations. We carry comprehensive cyber liability insurance coverage that covers us against claims related to certain first party and third party losses including data restoration costs, crisis management expenses, credit monitoring costs, failure to implement and maintain reasonable security procedures, invasion of customer’s privacy and negligence, subject to the policy’s coverage conditions and limitations. We also carry directors and officers insurance.

Competition

In acquiring our target properties, we have competed primarily with local individuals and/or local operators due to the single asset focus of our acquisition strategy. From time to team, and with growing frequency, we compete with other public industrial property sector REITs, single‑tenant REITs, income oriented non‑traded REITs, and private real estate funds. Local real estate investors and developers historically have represented our predominant competition for deals but they typically do not have the same access to capital that we do as a well-capitalized, publicly traded institution. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re‑leasing space to existing tenants.

Employees

As of December 31, 2014, we employed 54 full‑time employees. We believe that we have good relationships with our employees. None of our employees are represented by a labor union.

Our Corporate Structure and Information

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an umbrella partnership real estate investment trust (“UPREIT”). Our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our operating partnership is the umbrella partnership. We own a majority but not all of the Operating Partnership.  We also wholly own the sole general partner (the manager) of the Operating Partnership.  Substantially all of our assets are held in, and substantially all of our operations are conducted through, the Operating Partnership.  Shares of our common stock are listed and traded on the NYSE. The partnership interests in the Operating Partnership, which we sometimes refer to as “units,” are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below.  Our UPREIT structure allows us to acquire a property from an owner on a tax-deferred basis by issuing units in exchange for the property.

The common units of partnership interest in our Operating Partnership correlate on a one-for-one economic basis to the shares of common stock in the REIT.  Each common unit in the Operating Partnership receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock and each common unit, after one year, generally can be redeemed (that is, exchanged) for a cash payment in an amount equivalent to the value of a share of common stock or, if we choose, for a share of common stock on a one-for-one basis.

The following is a simplified diagram of our UPREIT structure at December 31, 2014.

STAG INDUSTRIAL'S UPREIT STRUCTURE

Public stockholders (including officers and directors)
100%
STAG Industrial, Inc. (the "REIT") NYSE: STAG
100%
STAG Industrial GP, LLC
Third party limited partners (including officers and directors)
~96%
Limited Partner
~4%
Limited Partner
General Partner
STAG Industrial Operating Partnership, L.P. (the "operating partnership")
100%
Property subsidiaries

Our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574‑4777.

Our website is www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1‑800‑ SEC‑0330. Our Annual Report on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

Item 1A.  Risk Factors

The following risk factors and other information included in this Annual Report on Form 10‑K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks Related to Our Business and Operations

Our investments are concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

As of December 31, 2014, all of our 248 buildings were industrial properties, including 178 warehouse/distribution facilities, 50 light manufacturing facilities and 20 flex/office facilities. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, including the current global economic credit environment and economic uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located, or by the real estate industry, including the following:

•	poor economic conditions may result in tenant defaults under leases;
•	re‑leasing may require concessions or reduced rental rates under the new leases due to reduced demand;
•	adverse capital and credit market conditions may restrict our operating activities; and
•	constricted access to credit may result in tenant defaults, non‑renewals under leases or inability of potential buyers to acquire properties held for sale.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2014, accounted for the percentage of our total annualized rent indicated: Ohio (8.7%); North Carolina (8.5%); Illinois (7.4%); Pennsylvania (6.8%); and Texas (6.3%). Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.

We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.

We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2014, accounted for the percentage of our total annualized rent indicated: Automotive (12.1%); Industrial Equipment, Components & Metals (11.1%); Containers & Packaging (9.9%); Air Freight and Logistics (9.9%); and Food and Beverages (8.1%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

Default by one or more of our tenants could materially and adversely affect us.

Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such a tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single-tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single‑tenant property, we will be responsible for all of the operating costs at such property until it can be re‑let, if at all.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel except for Mr. Benjamin S. Butcher, the founder of our predecessor business and our Chief Executive Officer, President and Chairman. The policy has limits in the amount of $5.0 million and covers us in the event of Mr. Butcher’s death.

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

We acquire and intend to continue to acquire primarily generic warehouse/distribution properties and light manufacturing properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well‑capitalized real estate investors, including both publicly‑traded REITs and private institutional investment funds, and these competitors may have greater financial resources than we and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties for the purchase price we desire. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our Operating Partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities.

We may be unable to source “limited marketing” deal flow in the future, which could adversely affect our ability to locate and acquire additional properties at attractive prices.

A key component of our growth strategy is to continue to acquire additional industrial real estate assets. Many of the acquisitions we sourced, based on total purchase price, were acquired before they were widely marketed by real estate brokers, or “limited marketing” transactions. Properties that are acquired by “limited marketing” transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we cannot obtain “limited marketing” deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be somewhat adversely affected.

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

In addition, some of our distributions may include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

We have owned our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

The majority of our properties have been under management for less than five years. In addition, since the completion of our IPO, we have acquired an additional 167 buildings totaling approximately 34.6 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

Risks Related to Our Organization and Structure

Certain of our officers and directors have duties to Fund II, which may create conflicts of interest and may impede business decisions that could benefit our stockholders.

Certain of our executive officers and one of our directors also serve as officers or on the board of managers of STAG Investments II, LLC (“Fund II”), a private equity real estate fund that continues to operate as a private, fully invested fund. Our officers and director may have conflicting duties because they have a duty to both us and to Fund II, which retained ownership of certain of its properties and continues as a private, fully‑invested fund until liquidated. Prior to the completion of the formation transactions related to our IPO, Fund II was fully invested and, as a result, will not be making any additional investments in income properties. However, some Fund II properties may be competitive with our current or future properties. It is possible that the officers’ and board members’ fiduciary duty to Fund II, including, without limitation, their interests in Fund II, will conflict with what will be in the best interests of our company.

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

In addition, conflicts may arise when the interests of our stockholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of our senior management to differ from your own. As a result of unrealized built‑in gain attributable to contributed property at the time of contribution, some holders of common units, including our principals, may suffer different and more adverse tax consequences than holders of our securities upon the sale or refinancing of the properties owned by our Operating Partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

We may experience conflicts of interest with several members of our senior management team and board who have or may become limited partners in our Operating Partnership through the receipt of common units or long‑term incentive plan units in our Operating Partnership (“LTIP units”) granted under our 2011 Equity Incentive Plan.

Our growth depends on external sources of capital which are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third‑party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third‑party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash dividends; and
•	the market price per share of our common stock.

If we cannot obtain capital from third‑party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short‑term basis even if the then‑prevailing market conditions are not favorable for these borrowings. These short‑term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non‑deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

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

We have experienced historical net losses and accumulated deficits after depreciation and amortization and we may experience future losses.

STAG Industrial, Inc. had historical net losses attributable to common stockholders for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 of $15.2 million, $4.2 million and $12.8 million, respectively. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to pay dividends or make distributions, any of which could adversely affect the trading price of our stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and price of our securities.

Our charter, the partnership agreement of our Operating Partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter contains 9.8% ownership limits.  Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, the articles supplementary for our 9.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “series A preferred stock”) and our 6.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “series B preferred stock”), provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding series A preferred stock or series B preferred stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, of more than 9.8% of the value or number of our outstanding shares of our common stock, our series A preferred stock or our series B preferred stock could jeopardize our status as a REIT. The ownership limits contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might be in the best interest of our stockholders.

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

Certain provisions of Maryland law could inhibit changes in control.  Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that might be in the best interest of our stockholders, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two‑thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. Only upon the approval of our stockholders, our board of directors may by resolution elect to repeal the foregoing opt‑outs from the business combination provisions of the MGCL and we may, only upon the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

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

The employment agreements with our executive officers provide that each executive may terminate his or her employment and, under certain conditions, receive severance based on two or three times (depending on the officer) the annual total of salary and bonus and immediate vesting of all outstanding equity‑based awards. In the case of certain terminations, they would not be restricted from competing with us after their departure.

Compensation awards to our management may not be tied to or correspond with our improved financial results or the share price of our common stock, which may adversely affect us.

The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity‑based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock.

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

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then‑current stockholders;
•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;
•

subject to the rights of holders of our series A preferred stock and of our series B preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	make certain amendments to our equity incentive plan;
•	employ and compensate affiliates;
•	direct our resources toward investments that do not ultimately appreciate over time;
•	change creditworthiness standards with respect to third‑party tenants; and
•	determine that it is no longer in our best interests to continue to qualify as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

The number of shares of our common stock available for future sale, including by our affiliates and other continuing investors, could adversely affect the market price of our common stock, and future sales by us of shares of our common stock may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under our 2011 Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of the shares of our common stock. Also, continuing investors in our IPO and the related formation transactions that hold common units are parties to an agreement that provides for registration rights. These registration rights required us to file a “shelf” registration statement covering all shares of our common stock for which their common units may be redeemed or exchanged pursuant to the partnership agreement of our Operating Partnership. A shelf registration statement covering these shares has been filed and is currently effective. The existence of shares of our common stock reserved for issuance under our 2011 Equity Incentive Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, our board of directors authorized us to issue shares of common stock having an aggregate offering price of up to $350.0 million in our “at-the-market” offering programs. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common shares. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our securities.

Our common stock is ranked junior to our series A preferred stock and series B preferred stock. Our outstanding series A preferred stock and series B preferred stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium‑term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.

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

We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flows, cash available for distribution, trading price of our securities and ability to satisfy our debt service obligations could be materially adversely affected.

A significant portion of our properties have leases that expire in the next three years and we may be unable to renew leases, lease vacant space or re‑lease space as leases expire, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2014, leases with respect to 37.1% (excluding month to month leases, which comprises an additional 0.1%) of our total annualized rent will expire before December 31, 2017. We cannot assure you that expiring leases will be renewed or that our properties will be re‑leased at base rental rates equal to or above the current average base rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re‑lease the space at attractive rental rates.

A property that incurs a vacancy could be difficult to sell or re‑lease, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

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

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced and could adversely impact our ability to pay distributions to stockholders.

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

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, we, as the indirect general partner of our Operating Partnership, generally will be liable for all of our Operating Partnership’s unsatisfied recourse obligations, including any obligations incurred by our Operating Partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Contingent or unknown liabilities could adversely affect our financial condition.

As part of the formation transactions related to our IPO, we assumed existing liabilities of contributed operating companies and liabilities in connection with contributed properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions beyond the scope of our environmental insurance coverage, claims of tenants, vendors or other persons dealing with the entities prior to our initial public offering, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In addition, we may in the future acquire properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean‑up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean‑up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties contain asbestos‑containing building materials.

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

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk‑adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean‑up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

Preliminary assessments of environmental conditions at a property that meet certain specifications are often referred to as “Phase I environmental site assessments” or “Phase I environmental assessments.” They are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I environmental assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that:

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

Five of our properties are subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.

We own five of our properties through leasehold interest in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders, and the trading price of our securities.

In the future, our ground leases may contain certain provisions that may limit our ability to sell certain of our properties. In addition, in the future, in order to assign or transfer our rights and obligations under certain of our ground leases, we may be required to obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

We also own two properties that benefits from payment in lieu of tax (“PILOT”) programs and to facilitate such tax treatment our ownership in this property is structured as a leasehold interest with the relevant municipality serving as lessor. With respect to such arrangements, we have the right to purchase the fee interest in the property for a nominal purchase price, so the risk factors set forth above for traditional ground leases are mitigated by our ability to convert such leasehold interests to fee interests. In the event of such a conversion of our ownership interests, however, any preferential tax treatment offered by the PILOT programs will be lost.

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

In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our stock to decrease and negatively impact our ability to pay distributions. Certain of our existing and secured future indebtedness is and may be cross‑collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of December 31, 2014, we had total outstanding debt of approximately $686.3 million, including $56.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our mortgage loans, unsecured credit facility, unsecured term loans and unsecured notes and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.

The terms of certain of our mortgage loans require us to comply with loan‑to‑collateral‑value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage loans to make distributions to us or our other subsidiaries. In addition, our unsecured credit facility, unsecured term loans and unsecured notes require us to comply with loan‑to‑collateral‑value ratios, debt service coverage ratios, leverage ratios, recourse indebtedness thresholds, fixed charge coverage ratios and tangible net worth thresholds and limits. Our existing loan covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, our unsecured credit facility, unsecured term loans and unsecured notes, will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our mortgage loans, unsecured credit facility, unsecured term loans and unsecured notes.

As of December 31, 2014, we had certain secured loans that are cross‑collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross‑collateralized properties within the applicable pool. Moreover, our unsecured credit facility, unsecured term loans and unsecured notes contain, and future secured corporate credit facilities may contain, certain cross‑default provisions which are triggered in the event that our other material indebtedness is in default. These cross‑default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

Some of our financing arrangements require us to make a lump‑sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

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

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends‑paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends‑paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non‑qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our taxable REIT subsidiary (“TRS”) or if we qualify for a safe harbor from tax.

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

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Recharacterization of sale‑leaseback transactions may cause us to lose our REIT status.

In certain circumstances, we expect to purchase real properties and lease them back to the sellers of such properties. While we intend to structure any such sale‑leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service (“IRS”) will not challenge such characterization. In the event that any such sale‑leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale‑leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The characteristics of the properties within our portfolio as of December 31, 2014 are shown in the table below:

PORTFOLIO CHARACTERISTICS
	December 31, 2014	December 31, 2013
# of Buildings	248	209
Square Feet	47,024,076	38,086,376
Average Building Size	189,613	182,231
Average Building Age	29	28
Average Clear Height (1)	26-29	26-29
# of Tenants	227	191
Average Lease Size	170,890	164,056

(1)	Excludes office buildings.

Our target properties fit into two general categories:

•	Warehouse/Distribution—properties generally 200,000 to 1,000,000 square feet in size with ceiling heights between 22 feet and 36 feet and used to store and ship various materials and products.
•	Light Manufacturing—properties generally 75,000 to 250,000 square feet in size with ceiling heights between 16 feet and 22 feet and used to manufacture all types of goods and products.

During the year ended December 31, 2014, we acquired 43 industrial buildings consisting of approximately 9.3 million square feet for $425.0 million. The chart below reflects acquisition activity during the ended December 31, 2014 (in millions, except for buildings and years).

2014 ACQUISITION ACTIVITY
				Weighted
				Average
				Remaining
Quarter	Square Feet	Buildings	Cost	Lease Term in Years
Q1	1.0	4	$36.9	4.9
Q2	2.1	9	81.0	4.9
Q3	3.5	18	171.6	4.4
Q4	2.7	12	135.5	4.7
Total/Weighted Average	9.3	43	$425.0	4.7

As of December 31, 2014, we owned the properties listed below. Except as otherwise noted in the footnotes, we own fee simple interests in all of the properties.

		Number of		Total Rentable
State	City	Buildings	Asset Type(4)	Square Feet
Alabama
	Phenix City(6)	1	Warehouse / Distribution	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	400,000
California
	Camarillo	1	Warehouse / Distribution	309,500
	Camarillo	1	Warehouse / Distribution	423,106
Colorado
	Golden	1	Warehouse / Distribution	227,500
	Longmont	1	Warehouse / Distribution	159,611
Connecticut
	Avon	1	Light Manufacturing	78,400
	East Windsor(6)	1	Warehouse / Distribution	145,000
Delaware
	Newark	1	Flex / Office	28,653
	Newark	1	Flex / Office	24,012
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Light Manufacturing	215,900
	Orlando	1	Warehouse / Distribution	155,000
	Pensacola	1	Flex / Office	30,620
	Pensacola	1	Flex / Office	7,409
Georgia
	Atlanta	1	Warehouse / Distribution	407,981
	Conyers	1	Warehouse / Distribution	226,256
	Dallas	1	Warehouse / Distribution	92,807
	LaGrange	1	Warehouse / Distribution	249,716
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,680
	Savannah(1)(2)	1	Warehouse / Distribution	504,200
	Calhoun	1	Warehouse / Distribution	151,200
	Conyers(6)	1	Warehouse / Distribution	145,262
Idaho
	Idaho Falls	1	Warehouse / Distribution	90,300
	Pocatello	1	Flex / Office	43,353
Illinois
	Belvidere	1	Warehouse / Distribution	105,000
	Belvidere	1	Warehouse / Distribution	105,000
	Belvidere	1	Warehouse / Distribution	70,000
	Belvidere	1	Warehouse / Distribution	176,960
	Belvidere	1	Warehouse / Distribution	105,000
	Belvidere	1	Warehouse / Distribution	100,000
	Belvidere	1	Warehouse / Distribution	90,000
	Belvidere(5)	1	Warehouse / Distribution	255,000
	Dekalb	1	Warehouse / Distribution	146,740
	Gurnee	1	Warehouse / Distribution	223,760
	Harvard	1	Light Manufacturing	126,304
	Montgomery	1	Warehouse / Distribution	584,301
	Mt. Prospect	1	Warehouse / Distribution	87,380
	Sauk Village	1	Warehouse / Distribution	375,785
	South Holland	1	Warehouse / Distribution	202,902
	Woodstock	1	Light Manufacturing	129,803
	Gurnee	1	Warehouse / Distribution	338,740

		Number of		Total Rentable
State	City	Buildings	Asset Type(4)	Square Feet
Indiana
	Albion	7	Light Manufacturing	261,013
	Elkhart	1	Warehouse / Distribution	18,000
	Elkhart	1	Warehouse / Distribution	152,100
	Franklin	1	Warehouse / Distribution	703,496
	Goshen(6)	1	Warehouse / Distribution	366,000
	Kendallville	1	Light Manufacturing	58,500
	Lafayette(6)	1	Warehouse / Distribution	71,400
	Lafayette(6)	1	Warehouse / Distribution	120,000
	Lafayette(6)	1	Warehouse / Distribution	275,000
	Marion(6)	1	Warehouse / Distribution	249,600
	Mishawaka	1	Light Manufacturing	308,884
	Portage(2)	1	Warehouse / Distribution	212,000
	South Bend	1	Warehouse / Distribution	225,000
	Fort Wayne	1	Warehouse / Distribution	108,800
Iowa
	Marion	1	Warehouse / Distribution	95,500
	Sergeant Bluff	1	Flex / Office	148,131
Kansas
	Kansas City(6)	1	Light Manufacturing	56,580
	Parsons(6)	1	Light Manufacturing	120,000
	Wichita(6)	1	Warehouse / Distribution	80,850
	Wichita(6)	1	Warehouse / Distribution	120,000
	Wichita(6)	1	Warehouse / Distribution	44,760
	Wichita(6)	1	Warehouse / Distribution	47,700
	Lenexa	2	Warehouse / Distribution	276,219
Kentucky
	Danville	1	Warehouse / Distribution	757,047
	Georgetown(6)	1	Warehouse / Distribution	97,500
	Louisville(6)	1	Warehouse / Distribution	191,820
	Louisville(6)	1	Warehouse / Distribution	306,000
	Bardstown	1	Warehouse / Distribution	102,318
	Hebron	1	Warehouse / Distribution	109,000
Maine
	Belfast	5	Flex / Office	318,979
	Lewiston	1	Flex / Office	60,000
	Portland(6)	1	Warehouse / Distribution	100,600
Maryland
	Hampstead	1	Warehouse / Distribution	1,035,249
	Sparks	2	Flex / Office	34,800
Massachusetts
	Chicopee	1	Warehouse / Distribution	217,000
	Malden	1	Light Manufacturing	46,129
	Malden	1	Light Manufacturing	63,814
	Norton(6)	1	Warehouse / Distribution	200,000
Michigan
	Chesterfield	1	Warehouse / Distribution	68,300
	Chesterfield	1	Warehouse / Distribution	49,612
	Chesterfield	1	Warehouse / Distribution	49,849
	Chesterfield	1	Warehouse / Distribution	311,042
	Holland	1	Warehouse / Distribution	307,576

		Number of		Total Rentable
State	City	Buildings	Asset Type(4)	Square Feet
	Holland(6)	1	Warehouse / Distribution	195,000
	Holland	1	Light Manufacturing	198,822
	Kentwood	1	Light Manufacturing	85,157
	Lansing(6)	1	Warehouse / Distribution	231,000
	Lansing	1	Warehouse / Distribution	129,325
	Lansing(6)	1	Warehouse / Distribution	250,100
	Lansing	1	Warehouse / Distribution	160,000
	Marshall	1	Light Manufacturing	57,025
	Novi(6)	1	Warehouse / Distribution	120,800
	Southfield(5)	1	Warehouse / Distribution	113,000
	Sterling Heights(6)	1	Warehouse / Distribution	108,000
	Walker(6)	1	Warehouse / Distribution	210,000
Minnesota
	Alexandria	1	Light Manufacturing	172,170
	New Hope	1	Light Manufacturing	107,348
	Rogers(6)	1	Warehouse / Distribution	386,724
	Savage	1	Warehouse / Distribution	244,050
Mississippi
	Jackson	1	Flex / Office	11,600
	Jackson	1	Flex / Office	39,909
Missouri
	St. Louis(6)	1	Warehouse / Distribution	305,550
	Kansas City	1	Warehouse / Distribution	226,576
	O’Fallon(6)	1	Warehouse / Distribution	77,000
	Hazelwood	1	Warehouse / Distribution	249,441
Nevada
	Reno	1	Light Manufacturing	87,264
New Hampshire
	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391
New Jersey
	Lopatcong	1	Warehouse / Distribution	87,500
	Piscataway	1	Warehouse / Distribution	228,000
New York
	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville(6)	1	Warehouse / Distribution	50,000
	Gloversville(6)	1	Warehouse / Distribution	101,589
	Gloversville(6)	1	Flex / Office	26,529
	Gloversville(6)	1	Warehouse / Distribution	59,965
	Johnstown(6)	1	Warehouse / Distribution	52,500
	Johnstown(6)	1	Warehouse / Distribution	60,000
	Johnstown(6)	1	Light Manufacturing	42,325
	Johnstown(6)	1	Warehouse / Distribution	57,102
North Carolina
	Charlotte(6)	1	Warehouse / Distribution	491,025
	Charlotte(6)	1	Warehouse / Distribution	465,323
	Huntersville	1	Warehouse / Distribution	185,570
	Jefferson	2	Light Manufacturing	103,577
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	1	Warehouse / Distribution	223,340
	Mebane	1	Light Manufacturing	202,691
	Mebane	1	Warehouse / Distribution	383,500
	Mooresville(6)	1	Warehouse / Distribution	300,000
	Newton	1	Warehouse / Distribution	187,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Smithfield	1	Warehouse / Distribution	191,450

		Number of		Total Rentable
State	City	Buildings	Asset Type(4)	Square Feet
North Carolina (Continued)
	Charlotte	1	Warehouse / Distribution	101,591
	Charlotte	1	Warehouse / Distribution	166,980
	Mountain Home	1	Warehouse / Distribution	146,014
	Winston-Salem	1	Warehouse / Distribution	385,000
Ohio
	Boardman	1	Warehouse / Distribution	175,900
	Boardman	1	Light Manufacturing	95,000
	Canton	1	Warehouse / Distribution	448,000
	Cincinnati(3)	1	Flex / Office	114,532
	Dayton	1	Flex / Office	113,000
	Gahanna(6)	1	Warehouse / Distribution	383,000
	Salem	1	Light Manufacturing	271,000
	North Jackson(6)	1	Warehouse / Distribution	307,315
	North Jackson	1	Warehouse / Distribution	209,835
	Seville	2	Warehouse / Distribution	345,000
	Springfield	1	Warehouse / Distribution	350,500
	Streetsboro(6)	1	Warehouse / Distribution	343,416
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	1	Warehouse / Distribution	150,974
	Strongsville	1	Warehouse / Distribution	161,984
	Columbus	1	Warehouse / Distribution	186,000
	Hamilton	1	Warehouse / Distribution	245,000
	Mason	1	Light Manufacturing	116,200
Oklahoma
	Catoosa(2)	1	Light Manufacturing	100,100
Oregon
	Gresham(6)	1	Warehouse / Distribution	420,690
	Salem(6)	1	Light Manufacturing	108,000
	Salem(6)	1	Light Manufacturing	47,900
Pennsylvania
	Muhlenberg Township	1	Warehouse / Distribution	394,289
	O’Hara Township(6)	1	Warehouse / Distribution	887,084
	Warrendale	1	Warehouse / Distribution	148,065
	Williamsport	1	Warehouse / Distribution	250,000
	Allentown	1	Warehouse / Distribution	289,900
	Mechanicsburg	1	Warehouse / Distribution	259,200
	Mechanicsburg	1	Warehouse / Distribution	235,200
	New Kingston	1	Warehouse / Distribution	330,000
	Mechanicsburg	1	Warehouse / Distribution	252,654
	Elizabethtown	1	Warehouse / Distribution	206,236
South Carolina
	Duncan	1	Warehouse / Distribution	474,000
	Duncan	1	Warehouse / Distribution	313,380
	Edgefield	1	Light Manufacturing	126,190
	Greenwood(6)	1	Light Manufacturing	104,955
	Greenwood(6)	1	Light Manufacturing	70,100
	Orangeburg	1	Warehouse / Distribution	319,000
	Simpsonville	1	Warehouse / Distribution	204,952
	Simpsonville	1	Warehouse / Distribution	207,042
	Spartanburg	4	Warehouse / Distribution	409,600
	Ware Shoals(6)	1	Light Manufacturing	20,514
	West Columbia	1	Warehouse / Distribution	273,280
	Spartanburg	1	Warehouse / Distribution	226,140
South Dakota
	Rapid City	1	Flex / Office	137,000

		Number of		Total Rentable
State	City	Buildings	Asset Type(4)	Square Feet
Tennessee
	Cleveland(6)	1	Warehouse / Distribution	151,704
	Jackson	1	Warehouse / Distribution	250,000
	Madison(6)	1	Warehouse / Distribution	418,406
	Mascot	1	Light Manufacturing	130,560
	Nashville	1	Warehouse / Distribution	150,000
	Portland(1)	1	Warehouse / Distribution	414,043
	Vonore(6)	1	Warehouse / Distribution	342,700
	Jefferson City	1	Warehouse / Distribution	486,109
	Murfreesboro	1	Warehouse / Distribution	102,505
Texas
	Arlington	1	Warehouse / Distribution	94,132
	Arlington	1	Warehouse / Distribution	196,000
	El Paso(2)	1	Warehouse / Distribution	283,645
	Fort Worth(6)	1	Ware / Distribution	101,500
	Houston	1	Warehouse / Distribution	201,574
	Round Rock	1	Light Manufacturing	79,180
	Waco(2)	1	Warehouse / Distribution	66,400
	Garland	1	Light Manufacturing	253,900
	Houston	1	Warehouse / Distribution	151,260
	El Paso	1	Warehouse / Distribution	211,091
	El Paso	1	Warehouse / Distribution	183,741
	El Paso	1	Warehouse / Distribution	360,134
	El Paso	1	Warehouse / Distribution	239,131
	Houston	1	Light Manufacturing	185,000
Virginia
	Buena Vista	1	Light Manufacturing	172,759
	Fairfield	1	Light Manufacturing	75,221
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence(6)	1	Warehouse / Distribution	120,000
	Chester	1	Warehouse / Distribution	100,000
Wisconsin
	Appleton	1	Light Manufacturing	145,519
	Chippewa Falls	1	Light Manufacturing	77,700
	Chippewa Falls	1	Light Manufacturing	19,700
	De Pere	1	Warehouse / Distribution	200,000
	Janesville	1	Warehouse / Distribution	700,000
	Mayville	1	Light Manufacturing	339,179
	Milwaukee	2	Warehouse / Distribution	117,564
	Milwaukee	1	Light Manufacturing	270,000
	New Berlin	1	Warehouse / Distribution	205,063
	Sun Prairie	1	Warehouse / Distribution	427,000
	East Troy	1	Warehouse / Distribution	149,624
	New Berlin	1	Warehouse / Distribution	80,665
	Yorkville(6)	1	Warehouse / Distribution	98,151
	Germantown	1	Warehouse / Distribution	202,500
		248		47,024,076

(1)	Subject to a PILOT agreement.
(2)	Subject to ground lease.
(3)	The parking lot utilized by the tenant adjacent to the property is subject to a ground lease.
(4)	Flex / Office are properties that are generally 50,000 to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.
(5)	This property includes a vacant land parcel adjacent to the building.
(6)	This property is collateral for a mortgage note.

Property Diversification

The following table and chart set forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of December 31, 2014.

							Annualized
					% of		Base	% of Total
					Total		Rental	Annualized
	Number		Occupied		Occupied	Annualized	Revenue	Base
	of	Square	Square		Square	Base Rental	Per Leased	Rental
Building Type	Buildings	Feet	Feet	Occupancy(1)	Feet	Revenue	Square Foot	Revenue
Warehouse/Distribution	178	40,336,909	38,417,670	95.2%	86.1%	$143,855,095	$3.74	83.6%
Light Manufacturing	50	5,548,640	5,346,173	96.4%	12.0%	19,517,680	$3.65	11.3%
Flex/Office	20	1,138,527	838,471	73.6%	1.9%	8,851,054	$10.56	5.1%
Total/Weighted Average	248	47,024,076	44,602,314	94.9%	100.0%	$172,223,829	$3.86	100.0%

(1)

Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

Geographic Diversification

The following table and chart set forth information relating to geographic diversification by region and state, respectively, in our portfolio based on total annualized base rental revenue as of December 31, 2014.

							Annualized
							Base
					% of	Total	Rental	% of Total
	Total	Total		Total	Total	Annualized	Revenue	Annualized
	Number	Number		Leased	Leased	Base	Per Leased	Base
	of	of	Regional	Square	Square	Rental	Square	Rental
	States	Buildings	Occupancy	Feet	Feet	Revenue	Foot	Revenue
Midwest	10	107	90.9%	17,376,706	39.0%	$68,807,327	$3.96	39.9%
East	13	87	98.6%	16,195,177	36.3%	61,261,973	3.78	35.6%
South	8	44	96.8%	9,260,107	20.7%	32,510,108	3.51	18.9%
West	5	10	92.3%	1,770,324	4.0%	9,644,421	5.45	5.6%
Total/Weighted Average	36	248	100.0%	44,602,314	100.0%	$172,223,829	$3.86	100.0%

The following map indicates the states in which we own properties as of December 31, 2014.

Industry Diversification

The following table and chart set forth information relating to tenant diversification by industry in our portfolio based on total annualized base rental revenue as of December 31, 2014.

			% of		% of
			Total		Total
			Leased	Annualized	Annualized
	Number	Leased	Square	Base	Base Rental
Industry	of Leases	Square Feet	Feet	Rental Revenue	Revenue
Automotive	34	5,240,105	11.8%	$20,818,231	12.1%
Ind Equip, Component & Metals	34	4,636,609	10.4%	19,114,134	11.1%
Containers & Packaging	19	4,594,452	10.3%	17,095,506	9.9%
Air Freight & Logistics	30	4,728,433	10.6%	17,044,831	9.9%
Food & Beverages	16	3,704,817	8.3%	13,941,813	8.1%
Retail	12	3,129,153	7.0%	10,022,139	5.8%
Personal Products	8	2,411,912	5.4%	9,728,693	5.6%
Office Supplies	11	2,514,973	5.7%	9,294,147	5.4%
Business Services	13	1,667,352	3.7%	8,056,589	4.7%
Healthcare	14	1,822,573	4.1%	8,173,674	4.7%
Household Durables	10	2,373,930	5.3%	7,497,924	4.4%
Building Materials	15	1,887,707	4.2%	6,999,600	4.1%
Aerospace & Defense	7	951,007	2.1%	3,983,589	2.3%
Finance	3	429,045	1.0%	3,725,477	2.2%
Technology	8	988,251	2.2%	3,713,892	2.2%
Media & Entertainment	4	1,016,876	2.3%	2,599,665	1.5%
Non-Profit/Government	5	189,004	0.4%	1,752,006	1.0%
Education	4	466,653	1.1%	1,694,552	1.0%
Other	14	1,849,462	4.1%	6,967,367	4.0%
Total/Weighted Average	261	44,602,314	100.0%	$172,223,829	100.0%

Other 11.9%
Automotive 12.1%
Aerospace & Defense 2.3%
Building Materials 4.1%
Ind Equip, Component & Metals 11.1%
Household Durables 4.4%
Business Services 4.7%
Containers & Packaging 9.9%
Healthcare 4.7%
Office Supplies 5.4%
Air Freight & Logistics 9.9%
Personal Products 5.6%
Retail 5.8%
Food & Beverages 8.1%

Top Tenants

Our portfolio of properties has a stable and diversified tenant base. As of December 31, 2014, our properties were 94.9% leased to 227 tenants in a variety of industries, with no single tenant accounting for more than 2.3% and no single industry accounting for more than 12.1% of our total annualized base rental revenue. Our ten largest tenants account for approximately 15.1% of our annualized rent. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry. As of December 31, 2014, based upon our tenants’ public filings and our tenants’ internally prepared financial data, our tenants or their parents (including parents not guaranteeing any tenant lease obligations) had the following characteristics based on annualized base rent:

•	approximately 53.6% were publicly rated;

•	approximately 27.6% were investment grade rated;
•	approximately 87.5% had annual revenues in excess of $100.0 million for the most recently completed fiscal year; and
•	approximately 58.3% had annual revenues in excess of $1.0 billion for the most recently completed fiscal year.

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2014.

				% of
				Total
			Annualized	Annualized
	Number		Base	Base
	of	Leased	Rental	Rental
Tenants	Leases	Square Feet	Revenue	Revenue
Deckers Outdoor Corporation	2	723,106	$3,948,159	2.29%
Solo Cup Company	1	1,035,249	3,809,716	2.21%
International Paper Company	2	573,323	3,017,357	1.75%
Bank of America, N.A.	1	318,979	2,464,651	1.43%
Exel Logistics	3	799,074	2,421,555	1.41%
Spencer Gifts, LLC	1	491,025	2,186,076	1.27%
Jacobson Warehouse Company LLC	2	578,687	2,157,291	1.25%
Closetmaid Corporation	2	619,466	2,053,400	1.19%
Armacell, LLC	3	518,838	1,989,527	1.16%
CareFusion 213, LLC	1	360,134	1,955,527	1.14%
Total	18	6,017,881	$26,003,259	15.10%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of December 31, 2014.

			% of
			Total		% of
	Number		Leased	Annualized	Total
	of	Leased	Square	Base Rental	Annualized
Tenants	Leases	Square Feet	Feet	Revenue	Rental Revenue
Solo Cup Company	1	1,035,249	2.3%	$3,809,716	2.2%
Bank of America, N.A.	1	318,979	0.7%	$2,464,651	1.4%
International Paper Company	1	465,323	1.0%	$2,462,069	1.4%
Deckers Outdoor Corporation	1	423,106	0.9%	$2,310,159	1.3%
Spencer Gifts, LLC	1	491,025	1.1%	$2,186,076	1.3%
Closetmaid Corporation	1	619,466	1.4%	$2,053,400	1.2%
CareFusion 213, LLC	1	360,134	0.8%	$1,955,528	1.1%
American Beverage Corp	1	613,200	1.4%	$1,919,316	1.1%
Archway Marketing Serv., Inc.	1	386,724	0.9%	$1,857,989	1.1%
Anderson Merchandisers, LP	1	703,496	1.6%	$1,667,286	1.0%
Total	10	5,416,702	12.1%	$22,686,190	13.1%

Lease Expirations

As of December 31, 2014, our weighted average in‑place remaining lease term was approximately 4.1 years. For the year ended December 31, 2014, we have achieved a 70% tenant retention rate for those tenants whose leases were scheduled to expire in 2014. The following table and chart set forth a summary schedule of lease expirations for leases in place as of December 31, 2014, plus available space, for each of the ten calendar years beginning with 2015 and thereafter in our portfolio (dollars in thousands, except per square foot data). In the chart, 2014 includes month-to-month leases.  The information in the table and chart assumes that tenants exercise no renewal options and no early termination rights.

					% of
	Number		% of		Total	Average Base
	of		Total	Annualized	Annualized	Rental Revenue
	Leases	Rentable	Occupied	Base	Base Rental	per Expiring
Year Lease of Expiration	Expiring	Square Feet	Square Feet	Rental Revenue	Revenue	Square Foot
Available	—	2,421,762	—	—	—	—
MTM(1)	4	65,925	0.2%	$250,500	0.1%	$3.80
2015	20	3,251,386	7.3%	11,502,636	6.7%	3.54
2016	47	6,078,966	13.6%	25,959,671	15.1%	4.27
2017	42	6,735,108	15.1%	26,384,401	15.3%	3.92
2018	43	8,070,331	18.1%	29,564,761	17.2%	3.66
2019	28	5,622,094	12.6%	22,027,858	12.8%	3.92
2020	18	3,891,920	8.7%	14,184,881	8.2%	3.64
2021	18	3,431,010	7.7%	15,078,579	8.8%	4.39
2022	12	1,590,108	3.6%	5,935,860	3.4%	3.73
2023	7	1,576,376	3.5%	4,904,916	2.9%	3.11
Thereafter	22	4,289,090	9.6%	16,429,766	9.5%	3.83
Total/Weighted Average	261	47,024,076	100.0%	$172,223,829	100.0%	$3.86

(1)	Month‑to‑month leases.

The chart below depicts lease maturities by year for leases that have been executed through December 31, 2014.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Stockholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE since April 15, 2011 and is traded under the symbol “STAG.” The closing share price for our common stock on February 20, 2015, as reported by the NYSE, was $25.51. For the year ended December 31, 2014, our total stockholder return was 26.98%.  The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

			Dividends per
			common
	High	Low	share(1)
Quarter ended December 31, 2014	$25.26	$20.65	$0.33
Quarter ended September 30, 2014	$24.46	$20.57	$0.33
Quarter ended June 30, 2014	$25.19	$23.05	$0.315
Quarter ended March 31, 2014	$24.71	$19.75	$0.315
Quarter ended December 31, 2013	$22.45	$19.28	$0.30
Quarter ended September 30, 2013	$22.32	$18.76	$0.30
Quarter ended June 30, 2013	$24.35	$19.30	$0.30
Quarter ended March 31, 2013	$22.19	$17.97	$0.30

(1)

On October 30, 2014, our board of directors declared the common stock dividend for the months ending January 31, 2015, February 28, 2015 and March 31, 2015 at a monthly rate of $0.1125 per share of common stock. On February 20, 2015, our board of directors declared the common stock dividend for the months ending April 30, 2015, May 31, 2015, and June 30, 2015 at a monthly rate of $0.1125 per share of common stock.

Holders of Our Common Stock

As of February 19, 2015, we had approximately 54 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Common Units and Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued an aggregate of 5,105,584 shares of common stock in connection with the redemption of 5,105,584 common units of limited partnership held by certain limited partners of our Operating Partnership. The shares of common stock issued upon redemption of common units of limited partnership interest were registered with the SEC on our Registration Statement on Form S‑3 (No. 333‑181291), which was declared effective on May 18, 2012.

Additionally, during the year ended December 31, 2014, 80,789 common units of limited partnership held by certain limited partners of our Operating Partnership were redeemed for cash.

Subsequent to December 31, 2014, on January 22, 2015, in connection with our acquisition of a building, our Operating Partnership issued 812,676 common units of limited partnership. The issuance of the common units of limited partnership was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Operating Partnership relied on the exemption based on representations given by the recipients of the common units of limited partnership. Subject to certain restrictions, common units of limited partnership may be redeemed for cash or, at our election, our common stock on a one for one basis, subject to adjustment, as provided in the operating partnership agreement.

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly-traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly-traded industrial REITs. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. The graph covers the period from April 15, 2011 to December 31, 2014 and assumed that $100 was invested in our common stock and in each index on April 15, 2011 and that all dividends were reinvested.

Cumulative Total Return

Based upon an initial investment of $100 on April 15, 2011 with dividends reinvested

$260.00
$250.00
$240.00
$230.00
$220.00
$210.00
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
STAG Industrial, Inc.
S&P 500
MSCI US REIT Index
FTSE NAREIT Equity Industrial Index

The actual returns shown on the graph above are as follows:

Index	4/15/2011	12/30/2011	12/31/2012	12/31/2013	12/31/2014
STAG Industrial, Inc.	$100.00	$94.05	$157.97	$189.88	$241.12
Standard & Poor 500	$100.00	$97.16	$112.71	$149.22	$169.64
MSCI US REIT Index	$100.00	$102.48	$120.69	$123.67	$123.67
FTSE NAREIT Equity Industrial Index	$100.00	$85.83	$113.46	$121.87	$147.72

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Exchange Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The “predecessor” for accounting purposes is STAG Predecessor Group (or “Predecessor”), which is not a legal entity, but a collection of the real estate entities that were owned by STAG Investments III, LLC prior to our IPO in April 2011. The financial information contained in this report that relates to the time periods on or prior to April 19, 2011 is the Predecessor’s financial information; the financial information contained in this report for any time period on or after April 20, 2011 is our financial information.

The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10‑K. Our selected historical Consolidated Balance Sheet information as of December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, have been derived from the audited financial statements of STAG Industrial, Inc. The selected historical Combined Balance Sheet information as of December 31, 2010, and the selected historical Combined Statements of Operations data for the period from January 1, 2011 to April 19, 2011 and the year ended

December 31, 2010, has been derived from the audited Combined Financial Statements of the STAG Predecessor Group. The results of operations for all periods presented have been adjusted to reflect discontinued operations:

	STAG Industrial, Inc.				STAG Predecessor Group
				Period from	Period from
	Year Ended	Year Ended	Year Ended	April 20, 2011 to	January 1, 2011	Year Ended
	December 31,	December 31,	December 31,	December 31,	to April 19,	December 31,
	2014	2013	2012	2011	2011	2010
Statement of Operations Data:
Revenue
Total revenue	$173,816	$133,893	$84,052	$41,116	$7,707	$25,919
Expenses
Property	33,388	24,010	12,841	7,180	2,067	6,122
General and administrative	26,396	17,867	14,617	8,443	484	874
Property acquisition costs	4,390	3,427	4,218	1,088	—	—
Depreciation and amortization	88,057	67,556	42,427	21,325	2,345	8,931
Loss on impairment	2,840	—	622	—	—	—
Other expenses	803	621	339	294	—	—
Total expenses	155,874	113,481	75,064	38,330	4,896	15,927
Other income (expense)
Interest income	15	13	19	28	1	16
Interest expense	(25,109)	(20,319)	(16,110)	(11,829)	(3,825)	(12,817)
Gain (loss) on interest rate swaps	—	—	215	2,179	762	(282)
Formation transaction costs	—	—	—	(3,674)	—	—
Loss on extinguishment of debt	(686)	—	(929)	—	—	—
Gain on the sales of rental property	2,799	—	—	—	—	—
Total other income (expense)	(22,981)	(20,306)	(16,805)	(13,296)	(3,062)	(13,083)
Net income (loss) from continuing operations	$(5,039)	$106	$(7,817)	$(10,510)	$(251)	$(3,091)
Total Income (loss) attributable to discontinued operations	—	4,796	(2,382)	1,283	22	145
Net income (loss)	$(5,039)	$4,902	$(10,199)	$(9,227)	$(229)	$(2,946)
Less: preferred stock dividends	10,848	9,495	6,210	1,018
Less: amount allocated to unvested restricted stockholders	345	262	122	—
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,014)	(620)	(3,720)	(3,396)
Net income (loss) attributable to common stockholders	$(15,218)	$(4,235)	$(12,811)	$(6,849)
Net loss per share from continuing operations attributable to the common stockholders	$(0.28)	$(0.20)	$(0.44)	$(0.49)
Income (loss) per share from discontinued operation attributable to common stockholders	—	0.10	(0.07)	0.05
Net loss per share attributable to the common stockholders	$(0.28)	$(0.10)	$(0.51)	$(0.44)
Balance Sheet Data (End of Period):
Rental property, before accumulated depreciation	$1,415,965	$1,079,046	$816,227	$502,258	$—	$210,186
Rental property, after accumulated depreciation	1,310,176	1,007,393	770,052	472,254	—	190,925
Total assets	1,629,317	1,270,281	1,005,124	624,514	—	211,004
Total debt	686,347	556,091	479,215	296,779	—	207,550
Total liabilities	737,793	595,717	515,664	314,605	—	219,340
Total equity (deficit)	891,524	674,564	489,460	309,909	—	(8,336)
Other Data:
Dividend declared per common share	$1.29	$1.20	$1.07	$0.7257	$—	$—
Cash flow provided by operating activities	$96,676	$82,687	$48,011	$14,666	$2,359	$9,334
Cash flow used in investing activities	(421,713)	(325,231)	(417,203)	(114,458)	(581)	(2,088)
Cash flow (used in) provided by financing activities	342,225	230,228	371,700	116,013	(3,070)	(8,451)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The consolidated financial statements as of December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014 include the financial information of our company, our Operating Partnership and our subsidiaries. As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our Operating Partnership, STAG Industrial Operating Partnership, L.P. (“Operating Partnership”).

Overview

We are a real estate investment trust (“REIT”) focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. We endeavor to (i) identify relative value investments across all locations, industries and tenants among these properties through the principled application of our proprietary risk assessment model, (ii) operate our properties in an institutional manner, and (iii) capitalize our business appropriately given the characteristics of our assets.

As of December 31, 2014, we owned 248 buildings in 36 states with approximately 47.0 million rentable square feet, consisting of 178 warehouse/distribution buildings, 50 light manufacturing buildings and 20 flex/office buildings. We also owned two developable vacant land parcels adjacent to two of our buildings. As of December 31, 2014, our buildings were 94.9% leased to 227 tenants, with no single tenant accounting for more than 2.3% of our total annualized rent and no single industry accounting for more than 12.1% of our total annualized rent.

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2014, we owned approximately 96.36% of the common equity of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 3.64%. We completed our IPO and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.  We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Our qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, qualification tests in the federal income tax laws. Those tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of our capital stock ownership and the percentage of our earnings that we distribute.

Outlook

The outlook for our business remains positive. The continuation of low interest rates combined with the availability of attractively priced properties has and should continue to allow us to deploy our capital on an attractive “spread investing” basis. In general, the economic environment for our tenants appears to be improving due to in particular the improving economic environment.  Additionally, based on various real estate publications, we believe the outlook for the industrial real estate sector is positive, as the United States economy continues to improve and as retailers and manufacturers have made the shortening of the supply chain a top priority for the foreseeable future.

Several economic indicators and other factors provide insight into the United States economic environment and industrial demand.  Presently, we believe the key factors include GDP growth rate, unemployment rate, non-farm payrolls, manufacturing purchasing manager index (ISM), Conference Board consumer confidence index, the 10-year Treasury yield, US total vehicle sales, and durable goods new orders.  Below are recent trends in each of these factors:

	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013
GDP Growth Rate	2.6%	5.0%	4.6%	-2.1%	3.5%

	December 31, 2014	September 31, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Unemployment Rate	5.6%	5.9%	6.1%	6.6%	6.7%
Non-Farm Employment (000s)	329.0	250.0	286.0	225.0	84.0
Consumer Confidence Index	93.1	89	86.4	83.9	78.1
Purchasing Managers Index (ISM)	55.1%	56.6%	55.3%	53.7%	57.0%
10-year Treasury Yield	2.17%	2.52%	2.53%	2.73%	3.04%
US Total Vehicle Sales (000s)	17,200	16,800	17,200	16,800	15,800
Mfg New Orders: Durable Goods (000s)	230,618	243,200	244,841	238,420	229,813

*Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board, Board of Governors of the Federal Reserve System, and Institute for Supply Management.

*ISM is a composite index based on a survey of over 300 purchasing and supply executives from across the country who respond to a monthly questionnaire about changes in production, new orders, new export orders, imports, employment, inventories, prices, leadtimes, and timelines of supplier deliveries in their companies.  When the index is over 50, it indicates expansion, while a reading below 50 signals contraction.

Currently, the GDP growth rate, improvements in average non-farm payrolls, an expansionary ISM index level, United States total vehicle sales, and low interest rates are positive fundamental signs for industrial demand.  Strong job growth is increasing consumer confidence, which suggests consumers will be spending more money in the foreseeable future.  This is expected to lead to an increase in industrial activity and more demand for industrial space.

The recovery of the United States economy and specifically the improving dynamic for United States industrial production is expected to continue to increase demand for industrial space in the United States.  Several trends and other factors contribute to the expected demand increase, including:

•

an increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the United States consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (that is, the supply chain shortening referenced above);

•	the overall high quality of the transposition infrastructure in the United States; and
•	the rise of e-commerce (as compared to traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space.

Furthermore, the lack of material speculative development in our markets and the more broad failure of supply to keep pace with demand in our markets may improve occupancy levels and rental rates in our owned portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly.

The tables below are based on data provided by CBRE-EA.  The first shows gross domestic product (“GDP”), industrial production and inventory levels from 2004 to 2014, compared to index levels for March 2004.  The second shows completions, net absorption and availability of industrial space for 2004 to 2014. The charts show positive trends in economic growth, production and inventory levels, and industrial demand continues to outpace supply.  Additionally, at the end of 2014, the Federal Reserve reported capacity utilization was at 79.7%, near its long-term average.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our external growth, specifically acquisition activity and internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our results of operations.

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of December 31, 2014, our buildings were approximately 94.9% leased and our GAAP lease rates on new and renewal leases together grew 9.5% for the year ended December 31, 2014. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i)

the overall economy, the regional economy, and the local economy, (ii) the supply/demand dynamic in our markets, and (iii) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our leasing activity for the years ended December 31, 2014 and December 31, 2013, respectively.  The table does not include month to month leases or leases with terms less than 12 months.

			Cash Basis	GAAP Basis	Total	Cash	GAAP	Weighted
	Leases Signed		Rent Per	Rent Per	Turnover	Basis	Basis	Average
		Square	Square	Square	Costs Per	Rent	Rent	Lease
	Count	Feet	Foot	Foot (1)	Square Foot (2)	Growth	Growth (1)(3)	Term (4)
Year ended December 31, 2014
New Leases(5)	11	646,452	$3.95	$2.52	$1.14	6.5%	11.5%	5.8
Renewal Leases	31	4,288,760	$3.79	$3.86	$0.72	5.0%	9.4%	3.6
Total / Weighted Average	42	4,935,212	$3.81	$3.68	$0.78	5.1%	9.5%	3.9
Temporary Leases	12	1,058,701
Total Leasing Activity	54	5,993,913

(1)	Excludes seven new leases, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the year ended December 31, 2014.
(2)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(3)	GAAP basis rent growth is a ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.
(4)	The lease term is expressed in years. Assumes no exercise of lease renewal or termination options, if any.
(5)

New leases include three leases, which are included in the renewal lease count, which added 45,600 square feet of new space at renewal, due to the execution of expansion options within previously executed leases that increased the square feet of the building.

Certain leases entered into by us contain tenant concessions. Any such rental concessions are accounted for on a straight-line basis over the term of the lease.  The new leases signed during the year ended December 31, 2014, include five leases for 189,252 square feet, including free rent totaling approximately $0.1 million. Additionally, the renewal leases signed during the year ended December 31, 2014, include three leases for 690,700 square feet, including free rent totaling $0.2 million.

Subsequent to December 31, 2014, we executed two temporary leases consisting of 64,645 square feet.

As of February 20, 2015, the Company had 19 leases in negotiation for approximately 2.4 million square feet.  These negotiations are subject to various conditions which have not yet been satisfied and there can be no assurance that the transactions will be consummated.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 6.7% of our annualized base rental revenue will expire during the period from January 1, 2015 to December 31, 2015 (excluding month to month leases and leases expiring on December 31, 2015 are considered occupied on that day).  We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property by property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be slightly lower than the rates under existing leases, thereby resulting in slightly lower revenue from the same space.

As of December 31, 2014, we had approximately 2.4 million rentable square feet of currently available space in our buildings. Of the 3.5 million square feet of leases that expired during the year ended December 31, 2014, we have renewed 2.4 million square feet of leases, resulting in a 70% tenant retention rate for the year ended December 31, 2014.  As of December 31, 2014, for the period January 1, 2015 to December 31, 2015, two of our top ten leases based on December

31, 2014 annualized base rental revenue will be expiring.  On December 17, 2014, Bank of America, N.A. signed an amendment which renewed 90,051 square feet and terminated 228,928 square feet of their premise effective November 30, 2015.  Pursuant to the lease amendment, on or before October 31, 2015, Bank of America N.A. will pay a termination fee in the amount of $2.1 million.  This termination fee amounts along with the reimbursement of certain miscellaneous costs per the lease amendment are recorded on a straight-line basis for GAAP purposes from December 17, 2014 through the relinquishment of the space on November 30, 2015. The American Beverage Corp lease for 613,200 square feet was scheduled to expire on December 31, 2014. On December 5, 2014, our leasing team successfully renewed a portion of the tenant’s lease for 360,000 square feet.  Additionally, on December 29, 2014 our leasing team successfully leased 144,000 square feet of American Beverage Corp’s relinquished space to the neighboring tenant, Genco I, Inc. that expanded its space.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters in these markets may affect our overall performance.

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

Rental Property and Deferred Lease Intangibles

Rental property is carried at cost less accumulated depreciation and amortization. The cost of rental property includes the purchase price of the property, leasehold improvements, and intangibles. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized. Expenditures for tenant improvements.

For properties considered held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. We classify properties as held for sale when all criteria within the FASB’s Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment are met.

We present qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under ASC 360, the definition of discontinued operations is the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The components of the property’s net income (loss) are reflected as discontinued

operations include operating results, depreciation and interest expense (if the property is subject to a secured loan). Prior to January 1, 2014, all properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

We evaluate acquisitions to determine if the acquisition represents an asset acquisition or business combination, and the Company accounts for all business combinations in accordance with ASC 805, Business Combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements and intangible assets including in place leases, above market and below market leases and tenant relationships, as well as the fair value of debt assumed. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining term plus the terms of bargain renewal options of the respective leases.

The purchase price is further allocated to in‑place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of leasing commissions, above and below market leases, the in‑place lease value and tenant relationships are immediately written off.

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

Depreciation and amortization expense is computed using the straight‑line method based on the following useful lives:

Buildings	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease
Deferred lease intangibles	Terms of the related lease
Tenant relationships	Terms of the related lease plus estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Use of Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or we elect not to apply hedge accounting

In accordance with the FASB’s fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in an interest rate swap by entering into transactions with high‑quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

We adopted the fair value measurement provisions for its financial instruments recorded at fair value. The guidance establishes a three‑tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Revenue Recognition

All current leases are classified as operating leases and rental revenue is recognized on a straight‑line basis over the term of the lease when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

Early lease termination fees are recorded in rental income on a straight‑line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

We earn revenue from asset management fees, which are included in our Consolidated Statements of Operations in other income. We recognize revenue from asset management fees when the related fees are earned and are realized or realizable.

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes and certain other expenses and these costs are not reflected in our Consolidated Financial Statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation. We do not recognize recovery revenue related to leases where the tenant will pay expenses directly for real estate taxes, insurance, ground lease payments, and certain other expenses.

Results of Operations

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering and credit to manage all operational aspects of our portfolio have allowed us to maintain occupancy and increase rental rates as seen in the table below.

HISTORICAL RETENTION AND LEASING ACTIVITY
		Leasing Activity
				Cash	GAAP
		Expiring	Renewal	Rollover	Rollover
		Square	Square	Rent	Rent
Year	Retention %	Feet	Feet (1)	Change	Change
2011	73.9%	514	380	1.8%	2.5%
2012	84.2	2,152	1,812	(0.8)%	2.3%
2013	58.5	2,812	1,646	3.6%	7.4%
2014	69.7	3,468	2,418	5.1%	9.6%
Total/Average	69.7%	8,946	6,256	2.9%	6.6%

(1)	“Renewal square footage” represents renewal leases commencing during the period irrespective of date signed.

Our company has historically achieved overall rental increases in our tenant rollovers on a cash basis and GAAP basis.  As our company continues to grow its asset base by 25% of our real estate cost basis with 100% occupied properties, there will be a natural decline in overall same store results as our properties begin to roll to market occupancy levels of approximately 90% to 95%.  However, based on the table above, if our occupancy were to stay flat, which is not likely as we continue purchase 100% occupied, our same store results would increase assuming the GAAP rollover rent changes continue to increase as indicated in the table above and expenses stay flat.

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying footnotes.  We consider our same store (as defined below) portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.  However, because we have acquired 100% occupied properties and we have grown by 30%, 31% and 64% in 2014, 2013 and 2012, respectively on a real estate cost basis; our same store results do not represent a market portfolio with market occupancy.  Because we have above market occupancy, our same store results may look unfavorable at times.  We encourage the reader to not only look at our same store results, but our total portfolio results as well due to our growth history.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below.  On January 1, 2013, we owned 172 buildings including 112 warehouse/distribution buildings, 39 light manufacturing buildings and 21 flex/office buildings.  Subsequent to January 1, 2013, we sold six buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 166 buildings which are considered our same store portfolio in the analysis below.  Same store occupancy decreased 2.0% to 92.7% as of December 31, 2014 compared to 94.7% as of December 31, 2013.  The results of operations from acquisitions relates to the 82 buildings acquired after January 1, 2013 for an aggregate cost of approximately $768.3 million.

As discussed above, to date, the Company has generally acquired buildings that are 100% occupied, while the broader market, which ultimately governs the Company’s occupancy, is approximately 90% to 95% occupied.  Therefore, the Company’s same store performance is not representative of the true performance of the portfolio.  So long as the Company acquires buildings at a material pace with occupancy levels above market, management believes this dynamic (normalization for occupancy) will continue to exist and will tend to dampen our “same store” performance.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2014 and December 31, 2013 with respect to the buildings acquired and disposed of after January 1, 2013.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014.  The Lexington, VA building that was sold on March 25, 2014, the Bellevue, OH building that was sold on September 26, 2014, the Auburn Hills, MI building that was sold on November 4, 2014, and the Tavares, FL building that was sold on December 30, 2014, did not meet the definition of a discontinued operation under this new definition and are therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Change
	2014	2013	$	%	2014	2013	2014	2013	$	%

Revenue
Operating revenue
Rental income	$99,725	$100,356	(631)	(0.6)%	$49,745	$15,988	$149,470	$116,344	$33,126	28.5%
Tenant recoveries	14,727	14,070	657	4.7%	8,880	2,279	23,607	16,349	7,258	44.4%
Other income (1)	123	299	(176)	(58.9)%	18	8	141	307	(166)	(54.1)%
Total operating revenue	114,575	114,725	(150)	(0.1)%	58,643	18,275	173,218	133,000	40,218	30.2%
Expenses
Operating expenses
Property	22,898	21,207	1,691	8.0%	10,490	2,803	33,388	24,010	9,378	39.1%
Total operating expenses	22,898	21,207	1,691	8.0%	10,490	2,803	33,388	24,010	9,378	39.1%
Net operating income (2)	$91,677	$93,518	(1,841)	(2.0)%	$48,153	$15,472	$139,830	$108,990	$30,840	28.3%
Other expenses (income)
General and administrative							26,396	17,867	8,529	47.7%
Asset management fee income							(598)	(893)	295	(33.0)%
Property acquisition costs							4,390	3,427	963	28.1%
Depreciation and amortization							88,057	67,556	20,501	30.3%
Loss on impairment							2,840	—	2,840	100.0%
Other expenses							803	621	182	29.3%
Total other expenses (income)							121,888	88,578	33,310	37.6%
Total expenses							155,276	112,588	42,688	37.9%

Other income (expense)
Interest income							15	13	2	15.4%
Interest expense							(25,109)	(20,319)	(4,790)	23.6%
Loss on extinguishment of debt							(686)	—	(686)	100.0%
Gain on sales of rental estate							2,799	—	2,799	100.0%
Total other income (expense)							(22,981)	(20,306)	(2,675)	13.2%
Discontinued operations
Income attributable to discontinued operations							—	(509)	509	(100.0)%
Gain on sales of rental property							—	5,305	(5,305)	(100.0)%
Total income attributable to discontinued operations							$—	$4,796	$(4,796)	(100.0)%
Net Income							$(5,039)	$4,902	$(9,941)	(202.8)%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(1,014)	(620)	(394)	63.5%
Net income attributable to STAG Industrial, Inc.							$(4,025)	$5,522	$(9,547)	(172.9)%

(1)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
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

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $0.6 million or 0.6% to $99.7 million for the year ended December 31, 2014 compared to $100.4 million for the year ended December 31, 2013.  Approximately $3.8 million of the decrease was primarily attributable to vacancies and tenants downsizing their spaces.  These decreases were offset by $1.5 million of rental increases due to new leases, a net increase of $1.1 million primarily related to changes in rental rates on lease renewals and expansions, and $0.1 million related to termination income recognized at one of the properties. Additionally, same store rental income also increased $0.5 million related to a decrease in amortization of net above market leases.

Same store tenant recoveries increased by $0.7 million or 4.7% to $14.7 million for the year ended December 31, 2014 compared to $14.1 million for the year ended December 31, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly to the taxing authority; as a result, we recognized approximately $1.2 million of tenant recovery income. The increase is also attributable to increases in occupancy of approximately $0.7 million, $0.4 million of the increase related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration, and approximately $0.2 million of the increase related to several properties with increases in recoverable expenses primarily as a result of the harsh winter conditions in 2014. These increases were partially offset by a decrease of approximately $1.5 million in tenant recoveries related to vacancies, and a $0.3 million decrease related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Same store other income decreased by $176,000 or 58.9% to $123,000 for the year ended December 31, 2014 compared to $299,000 for the year ended December 31, 2013. This decrease is primarily a result of nonrecurring reimbursement of make ready repair costs from tenants that vacated and settlements received in 2013 from prior tenants for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.7 million or 8.0% to $22.9 million for the year ended December 31, 2014 compared to $21.2 million for the year ended December 31, 2013.  The increase was primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.  As a result, we recognized approximately $1.2 million of real estate tax expense.  There was also an increase of $0.5 million related to repair and maintenance expenses,  $0.2 million related to the increased gas usage and snow removal costs due to the harsh winter conditions in 2014, and $0.3 million related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon its vacating the space at lease expiration, and thus we incurred the related expense. These increases were partially offset by a $0.5 million decrease related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by our Company.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses (income) increased $33.3 million or 37.6% for the year ended December 31, 2014 to $121.9 million compared to $88.6 million for the year ended December 31, 2013.  The increase was primarily related to an increase of $20.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $8.5 million increase in general and administrative expenses related primarily to approximately $3.0 million of general and administrative expense for the accounting of the compensation associated with our former Chief Financial Officer’s decision to not renew his contract and enter into a one-year consulting agreement with our Company.  The one-time charge of $3.0 million related to the acceleration of his share of our OPP as well as the accounting for his unvested LTIP units and associated dividends paid on unvested LTIP units, his salary, bonus and other benefits that will be provided to him during the term of his consulting agreement. Also included in the general and administrative expense increase is the acceleration of the vesting of the LTIP units in connection with the resignation of our former General Counsel during the year ended December 31, 2014 in the amount of $0.9 million, and also related to the compensation expense and other costs are attributable to an increase of 44 full-time employees at December 31, 2013, compared to 54 full-time employees at December 31, 2014.  The increase was also attributable to an increase of $1.0 million to property acquisition costs due to the acquisition of 43 buildings during the year ended December 31, 2014 compared to the acquisition of 39 buildings during the year ended December 31, 2014, as well as $2.8 million in impairment loss as a result of the impairment recognized for one property during the year ended December 31, 2014; there was no impairment loss recognized for the year ended December 31, 2013. The remaining increase of $0.5 million relates to a decrease in asset management fees of $0.3 million and an increase in other expenses of $0.2 million.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sales of real estate.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.7 million, or 13.2%, to $23.0 million for the year ended December 31, 2014 compared to $20.3 million for the year ended December 31, 2013.  The increase was primarily attributable to a $4.8 million increase in interest expense related to the increase in total debt outstanding of $686 million as of December 31, 2014 compared to $556 million as of December 31, 2013. During the year ended December 31, 2014, the average debt balance increased compared to the average debt balance during the year ended December 31, 2013. This increase was primarily a result of an increased usage of the Unsecured Credit Facility; the average quarterly outstanding balance was approximately $44 million for the year ended December 31, 2013, as compared to an average quarterly outstanding balance of approximately $75 million for the year ended December 31, 2014.  The increase is also attributable to a loss on extinguishment of debt in connection with the refinancing of the Company’s unsecured debt. The increase is also offset by the $2.8 million gain on the sales of real estate related to properties located in Lexington, VA; Bellevue, OH; Auburn Hills, MI; and Tavares, FL that were sold during the year ended December 31, 2014.

Total Income Attributable to Discontinued Operations

The total income attributable to discontinued operations decreased by $4.8 million, or 100.0%, to $0 for the year ended December 31, 2014 compared to $4.8 million for the year ended December 31, 2013.  The income attributable to discontinued operations reflects the results of operations during the year ended December 31, 2013 related to two buildings located in Creedmoor, NC and Pittsburgh, PA that were sold during the year ended December 31, 2013.  As previously mentioned (refer to the “Comparison of the year ended December 31, 2014 to the year ended December 31, 2013” section above), the four buildings sold in 2014 were not classified as discontinued operations as a result of our early adopting ASU 2014-08, as discussed above.

Total Net Loss

The total net loss decreased by $9.9 million, or 202.8%, to net loss of $5.0 million for the year ended December 31, 2014 compared to net income of $4.9 million for the year ended December 31, 2013. The increase is attributable to all of the aforementioned factors.

Comparison of year ended December 31, 2013 to the year ended December 31, 2012

Our results of operations are affected by the acquisition and disposition activity during the 2013 and 2012 periods as described below. On January 1, 2012, we owned 105 buildings including 57 warehouse/distribution buildings, 28 light manufacturing buildings and 20 flex/office buildings. Subsequent to January 1, 2012, we sold seven buildings for which the results of operations are included in disposition or loss from discontinued operations and in the table below are not considered part of our same store portfolio. Therefore, there are 98 buildings which are considered our same store portfolio in the analysis below. Same store occupancy decreased 0.7% to 92.9% as of December 31, 2013 compared to 93.6% as of December 31, 2012. The results of operations from acquisitions relates to the 152 buildings acquired after January 1, 2012 for an aggregate cost of approximately $1.2 billion.

As discussed above, to date, the Company has generally acquired buildings that are 100% occupied, exceeding market occupancy.  Therefore, the Company’s same store performance is not representative of the true performance of the portfolio.  So long as the Company acquires buildings at a material pace with occupancy levels above market, this dynamic (normalization of occupancy) will continue to exist and will tend to dampen our same store performance.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2013 and December 31, 2012 with respect to the buildings acquired and disposed of after January 1, 2012.  Neither the Lexington, VA building that was sold on March 25, 2014 nor the Tavares, FL building that was sold on December 30, 2014, met the definition of a discontinued operation under this new definition and are therefore included within dispositions in the table below.  The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Change
	2013	2012	$	%	2013	2012	2013	2012	$	%
Revenue
Operating revenue
Rental income	$56,760	$58,364	$(1,604)	(2.7)%	$59,584	$15,613	$116,344	$73,977	$42,367	57.3%
Tenant recoveries	9,354	7,419	1,935	26.1%	6,995	1,344	16,349	8,763	7,586	86.6%
Other income (1)	282	92	190	206.5%	25	24	307	116	191	164.7%
Total operating revenue	66,396	65,875	521	0.8%	66,604	16,981	133,000	82,856	50,144	60.5%
Expenses
Operating expenses
Property	13,508	10,821	2,687	24.8%	10,502	2,020	24,010	12,841	11,169	87.0%
Total operating expenses	13,508	10,821	2,687	24.8%	10,502	2,020	24,010	12,841	11,169	87.0%
Net operating income (2)	$52,888	$55,054	$(2,166)	(3.9)%	$56,102	$14,961	$108,990	$70,015	38,975	55.7%
Other expenses (income)
General and administrative							17,867	14,617	3,250	22.2%
Asset management fees income							(893)	(1,196)	303	(25.3)%
Property acquisition costs							3,427	4,218	(791)	(18.8)%
Depreciation and amortization							67,556	42,427	25,129	59.2%
Loss on impairment							—	622	(622)	(100.0)%
Other expenses							621	339	282	83.2%
Total other expenses (income)							88,578	61,027	27,551	45.1%
Total expenses							112,588	73,868	38,720	52.4%

Other income (expense)
Interest income							13	19	(6)	(31.6)%
Interest expense							(20,319)	(16,110)	(4,209)	26.1%
Gain on interest rate swaps							—	215	(215)	(100.0)%
Loss on extinguishment of debt							—	(929)	929	(100.0)%
Total other income (expense)							(20,306)	(16,805)	(3,501)	20.8%
Discontinued operations
Income attributable to discontinued operations							(509)	1,337	(1,846)	(138.1)%
Loss on impairment attributable to discontinued operations							—	(3,941)	3,941	(100.0)
Gain on sales of offical estate							5,305	222	5,083	2,289.6%
Total income attributable to discontinued operations							$4,796	$(2,382)	$7,178	(301.3)%
Net loss							$4,902	$(10,199)	$15,101	(148.1)%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(620)	(3,720)	3,100	(83.3)%
Net income (loss) attributable to STAG Industrial, Inc.							$5,522	$(6,479)	$12,001	(185.2)%

(1)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.

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

Same store rental income consisting of base rent, termination income, straight‑line rent, and above and below market lease amortization decreased by $1.6 million or 2.7% to $56.8 million for the year ended December 31, 2013 compared to $58.4 million for the year ended December 31, 2012. Same store rental income decreased primarily as a result of vacancies and downtime in between leases resulting in a decrease of revenue of approximately $2.5 million. This decrease was partially offset by approximately $1.0 million of lease expansions and renewals at higher rental rates. There was also a decrease in net above market lease amortization of $0.2 million. Additionally, during the year ended December 31, 2012, we had termination income of approximately $0.3 million and there was no termination income within income from continuing operations during the year ended December 31, 2013.

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

Same store other income increased by $0.2 million or 206.5% to $0.3 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. This was primarily as a result of the reimbursement of makes ready repair costs from tenants that vacated and settlements received in 2013 from prior tenants for reimbursement of damages under the lease agreement.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $2.7 million or 24.8% to $13.5 million for the year ended December 31, 2013 compared to $10.8 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in utilities and real estate taxes of $1.1 million related to one of the properties where a single tenant occupied the building during the year ended December 31, 2012 and the tenant paid the utility expenses directly to the third parties; therefore, the expenses were not directly paid by us. The tenant vacated during the fourth quarter of 2012 and the same building was occupied by multiple tenants during the year ended December 31, 2013 with leases that require us to pay the utility and real estate tax expenses and to be reimbursed by the tenants. Additionally, there was an increase of $0.8 million related to repair and maintenance work completed in preparation of a new tenant at one building. Real estate taxes and utility expenses had a net increase $0.4 million across several properties primarily due to net increases in utility usage as well as utility rates and real estate tax rates. Real estate taxes increased by $0.4 million across several properties primarily due to changes in leases where prior tenants paid the real estate taxes and utilities directly and are directly paid by us.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, property acquisition costs, depreciation and amortization, and other expenses. General and administrative expense includes non‑cash compensation expense related restricted stock, LTIP units, and the OPP. The unrecognized non‑cash compensation expense associated with these awards was $8.0 million as of December 31, 2013 and is expected to be recognized over a weighted average period of approximately 3.3 years.

Total other expenses (income) increased $27.6 million or 45.1% for the year ended December 31, 2013 to $88.6 million compared to $61.0 million for the year ended December 31, 2012. The increase was primarily related to an increase of $25.1 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to a $3.3 million increase in general and administrative expenses related to the increase in payroll and other costs related to an increased number of employees and increased size of the Company.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and loss on extinguishment of debt. Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $3.5 million, or 20.8%, to $20.3 million for the year ended December 31, 2013 compared to $16.8 million for the year ended December 31, 2012. The increase was primarily attributable to a $4.2 million increase in interest expense primarily as a result of the Wells Fargo Unsecured Term Loan entered into on February 14, 2013 and the Bank of America Unsecured term (each as defined in Indebtedness Outstanding below) loan entered into on September 10, 2012, which were not outstanding for the majority of 2012. Additionally, during the year ended December 31, 2012, we had a loss on extinguishment of debt of $0.9 million and a partially offsetting gain on an interest rate swap of $0.2 million that matured during 2012.

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

Total Net Income (Loss)

The total net income (loss) increased by $12.1 million, or 185.2%, to net income of $5.5 million for the year ended December 31, 2013 compared to a net loss of $6.5 million for the year ended December 31, 2012. The increase is attributable to all of the aforementioned factors.

Cash Flows

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The following table summarizes our cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013 (dollars in thousands):

	Year ended December 31,		Change
	2014	2013	$	%
Cash provided by operating activities	$96,676	$82,687	$13,989	16.9%
Cash used in investing activities	$421,713	$325,231	$96,482	29.7%
Cash provided by financing activities	$342,225	$230,228	$111,997	48.6%

Net cash provided by operating activities.  Net cash provided by operating activities increased $14.0 million to $96.7 million for the year ended December 31, 2014 compared to $82.7 million for the year ended December 31, 2013. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $5.0 million for the year ended December 31, 2014 compared to net income of $4.9 million for the year ended December 31, 2013, but after adjusting the net income (loss) to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $19.7 million. This is primarily a result of adding back depreciation and amortization of $88.1 million during the year ended December 31, 2014 compared to $70.6 million during the year ended December 31, 2013.

Net cash used in investing activities.  Net cash used in investing activities increased by $96.5 million to $421.7 million for the year ended December 31, 2014 compared to $325.2 million for the year ended December 31, 2013.  The change is primarily attributable to the acquisition of 43 buildings with an aggregate purchase price of $425.0 million during the year ended December 31, 2014 compared to the acquisition of 39 buildings with an aggregate purchase price of $331.8 million (net of $11.5 million funded by the issuance of common units) during the year ended December 31, 2013.

Net cash provided by financing activities.  Net cash provided by financing activities increased $112.0 million to $342.2 million for the year ended December 31, 2014 compared to $230.2 million for the year ended December 31, 2013.  The change is attributable to an increase of $69.3 million of net cash inflow from the unsecured credit facility and an increase of $180.0 million of net cash inflow from the unsecured notes, and offset by an increase of $200.0 million of net cash outflow on the unsecured term loans, in comparison to prior periods.  Additionally, the change is also attributable to an increase in dividends and distributions paid of $8.8 million as a result of the increased number of shares and units outstanding for the year ended December 31, 2014 compared to the year ended December 31, 2013. Proceeds from the sale of the series B preferred stock decreased by $70.0 million as a result of the stock being issued on April 16, 2013. The remaining overall increase is due to an increase of $146.9 million of proceeds from sales of common stock and offset by an increase in the amount of $2.5 million of payments made for loan fees and costs for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The following table summarizes our cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012 (dollars in thousands):

	Year ended December 31,		Change
	2013	2012	$	%
Cash provided by operating activities	$82,687	$48,011	$34,676	72.2%
Cash used in investing activities	$325,231	$417,203	$(91,972)	(22.0)%
Cash provided by financing activities	$230,228	$371,700	$(141,472)	(38.1)%

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

Off Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities.  Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We look to the capital markets (new equity, debt and hybrid instruments) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt financings, will continue to provide funds for our short-term and medium-term liquidity needs.

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed below, consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, the issuance of equity or debt securities, property dispositions, or, in connection with acquisitions of additional buildings, the issuance of common units in the Operating Partnership.

As of December 31, 2014, the Company had total immediate liquidity of $457.8 million, comprised of $23.9 million of cash and $433.9 million of immediate availability on the Company’s unsecured credit facility and unsecured term loans. This liquidity is sufficient to address the Company’s anticipated 2015 acquisitions.

The tables below sets forth the information about our underwritten public common stock offerings during the years ended December 31, 2014 and December 31, 2013 (in millions, except share data):

			Price	Gross	Underwriters	Net
Closing Date	Shares		Per Share	Proceeds	Discount (2)	Proceeds
October 20, 2014	6,325,000	(1)	$21.20	$134.1	$5.7	$128.4

(1)	Includes 825,000 shares issued pursuant to the full exercise of the underwriters’ option.
(2)	In addition to the underwriter’s discount, we incurred direct offering costs of $0.2 million, which are reflected as a reduction to additional paid in capital on our Consolidated Balance Sheet.

			Price	Gross	Underwriters	Net
Closing Date	Shares		Per Share	Proceeds	Discount (2)	Proceeds
January 22, 2013	6,284,152	(1)	$18.30	$115.0	$4.9	$110.1

(1)	Includes 819,672 shares issued pursuant to the full exercise of the underwriters’ option.
(2)	In addition to the underwriter’s discount, we incurred direct offering costs of $0.2 million, which are reflected as a reduction to additional paid in capital on our Consolidated Balance Sheet.

The tables below sets forth information about our “at the market” (“ATM”) common stock offering programs during the years ended December 31, 2014 and December 31, 2013 (in millions, except share data):

	Year ended December 31, 2014
	Shares	Price	Gross	Sales	Net
	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35.0	$0.5	$34.5
2014 $150 million ATM	5,760,651	23.03	132.7	2.0	130.7
2012 $75 million ATM	661,930	22.47	14.9	0.2	14.7
Total ATM	8,081,376	$22.60	$182.6	$2.7	$179.9

	Year ended December 31, 2013
	Shares	Price	Gross	Sales	Net
	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2012 $75 million ATM	2,672,692	$20.48	$54.7	$0.8	$53.9
Total ATM	2,672,692	$20.48	$54.7	$0.8	$53.9

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

Subsequent to year end, on January 22, 2015, the Company acquired a building located in Burlington, NJ. As partial consideration for the building acquired, the Company granted 812,676 Common Units in the Operating Partnership with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units. The remaining purchase price of approximately $13.1 million was paid in cash.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the year ended December 31, 2014. These distributions on our common stock are voluntary, to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other short-term liquidity requirements.

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended December 31	July 29, 2014	0.11	January 15, 2015
Month ended November 30	July 29, 2014	0.11	December 15, 2014
Month ended October 31	July 29, 2014	0.11	November 17, 2014
Month ended September 30	May 5, 2014	0.11	October 15, 2014
Month ended August 31	May 5, 2014	0.11	September 15, 2014
Month ended July 31	May 5, 2014	0.11	August 15, 2014
Month ended June 30	February 21, 2014	0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	$0.105	February 17, 2014
Total 2014		$1.29

On October 30, 2014, our board of directors declared the common stock dividend for the months ending January 31, 2015, February 28, 2015 and March 31, 2015 at a monthly rate of $0.1125 per share of common stock. On February 20, 2015, our board of directors declared the common stock dividend for the months ending April 30, 2015, May 31, 2015, and June 30, 2015 at a monthly rate of $0.1125 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “series A preferred stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “series B preferred stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the series A preferred stock and the series B preferred stock, respectively, during the year ended December 31, 2014:

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Per Share	Date Paid
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total 2014		$2.25	$1.65625

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2014 (dollars in thousands):

					Current	Prepayment
Loan	Principal		Rate(1)		Maturity	Terms (2)
Unsecured credit facility:(3)
$200 Million Bank of America Unsecured Credit Facility(4)	—		N/A		N/A	N/A
$300 Million Wells Fargo Unsecured Credit Facility(5)	131,000		L + 1.15%		Dec-18-2019	v
Total unsecured credit facility	$131,000

Unsecured term loans(6):
$150 Million Bank of America Unsecured Term Loan(7)	—		N/A		N/A	N/A
2013 $150 Million Wells Fargo Unsecured Term Loan A(8)	—		N/A		N/A	N/A
2014 $150 Million Wells Fargo Unsecured Term Loan A(9)	150,000		L + 1.65%		Mar-31-2022	i
$150 Million Wells Fargo Unsecured Term Loan B(10)	—		L + 1.70%		Mar-21-2021	i
Total unsecured term loans	$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	50,000		4.98%		Oct-1-2024	i
$50 Million Series B Unsecured Notes	50,000		4.98%		Jul-1-2026	i
$80 Million Series C Unsecured Notes	80,000		4.42%		Dec-30-2026	i
Total unsecured notes	$180,000

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	3,544	(11)	6.05%		Jun-1-2016	i
Webster Bank, National Association	5,677		4.22%		Aug-4-2016	i
Union Fidelity Life Insurance Co.	6,186	(12)	5.81%		Apr-30-2017	i
Webster Bank, National Association	3,035		3.66%		May-29-2017	i
Webster Bank, National Association	3,268		3.64%		May-31-2017	i
Wells Fargo, National Association	4,308	(13)	5.90%		Aug-1-2017	ii
Connecticut General Life Insurance Company -1 Facility	58,050		6.50%		Feb-1-2018	iii
Connecticut General Life Insurance Company -2 Facility	59,065		5.75%		Feb-1-2018	iii
Connecticut General Life Insurance Company -3 Facility	16,647		5.88%		Feb-1-2018	iii
Wells Fargo Bank, National Association CMBS Loan	65,567		4.31%		Dec-1-2022	iv
Total mortgage notes payable	$225,347

Total / weighted average debt	$686,347		4.04	% (14)

(1)

Interest rate as of December 31, 2014.  At December 31, 2014 the one-month LIBOR (“L”) was 0.17125%. The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)

Prepayment terms consist of (i) prepayable with penalty; (ii) prepayable with penalty beginning May 1, 2017, but can be defeased; (iii) prepayable without penalty six months prior to the maturity date; (iv) not prepayable, but can be defeased beginning January 1, 2016; and (v) prepayable with no penalty.

(3)

Collectively, the Bank of America Unsecured Credit Facility and the Wells Fargo Unsecured Credit Facility (each as defined within this Note 5) shall be referenced to as the (“Unsecured Credit Facility”)

(4)

The Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Bank of America Unsecured Credit Facility”) was repaid in full on December 18, 2014 and the loan agreement was terminated. The spread over LIBOR for the Bank of America Unsecured Credit Facility was based on the Company’s consolidated leverage and ranged between 1.45% and 2.05%. The spread for the period January 1, 2014 through December 18, 2014 was 1.45%. The spread was 1.45% at December 31, 2013. The Company paid an unused fee between 0.20% and 0.25%.

(5)

The Wells Fargo, National Association (“Wells Fargo”) unsecured revolving credit agreement (“Wells Fargo Unsecured Credit Facility”) was entered into on December 18, 2014. The spread over LIBOR is based upon the Company’s consolidated leverage ratio and can range between 1.15% and 1.55%. The spread at December 31, 2014 was 1.15%. The Company pays a facility fee between 0.20% and 0.35%. The borrowing capacity as of December 31, 2014 was $169.0 million.

(6)

Collectively, the Bank of America Unsecured Term Loan, the 2013 Wells Fargo Unsecured Term Loan A, the 2014 Wells Fargo Unsecured Term Loan A, and the Wells Fargo Unsecured Term Loan B (each as defined within this Note 5) are referred to as the “Unsecured Term Loans”.

(7)

The Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was repaid in full on December 18, 2014 and the loan agreement was terminated. The spread over LIBOR for the Bank of America Unsecured Term Loan was based on the Company’s consolidated leverage ratio and ranged between 1.40% and 2.00%. The spread for the period January 1, 2014 through December 18, 2014 was 1.40%.

(8)

The Wells Fargo unsecured term loan that was entered into on February 14, 2013 (“2013 Wells Fargo Unsecured Term Loan A”) was replaced on December 18, 2014 with the Wells Fargo unsecured term loan that was entered into on December 18, 2014 (“2014 Wells Fargo Unsecured Term Loan A”). The spread over LIBOR for the 2013 Wells Fargo Unsecured Term Loan A was based on the Company’s consolidated leverage and could range between 2.15% and 2.70%. The spread for the period January 1, 2014 through December 18, 2014 was 2.15%.  The Company paid an unused fee of 0.35%.

(9)

The 2014 Wells Fargo Unsecured Term Loan A was entered into on December 18, 2014. The spread over LIBOR is based upon the Company’s consolidated leverage ratio and can range between 1.65% and 2.70%. The spread at December 31, 2014 was 1.65%. There was no remaining borrowing capacity as of December 31, 2014.

(10)

The Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan B”) was amended on December 18, 2014. The spread over LIBOR is based on the Company’s consolidated leverage and can range between 1.70% and 2.30%. The spread was 1.70% as of December 31, 2014. The terms of the Wells Fargo Unsecured Term Loan B include an unused fee of 0.225%. The remaining borrowing capacity as of December 31, 2014 was $150.0 million.

(11)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively.

(12)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.1 million as of December 31, 2014 and December 31, 2013, respectively.

(13)	The principal outstanding includes an unamortized fair market value premium of $0.1 million as of December 31, 2014.

(14)	The weighted average interest rate was calculated using the swapped rate for the $225.0 million of the $281.0 million notional one-month LIBOR outstanding.

The Connecticut General Life Insurance Company (“CIGNA”) 1 facility, CIGNA 2 facility and CIGNA 3 facility contain provisions that cross default the loans and cross collateralize the 21 properties held as collateral under each loan. In addition, each of the CIGNA 1 facility, CIGNA 2 facility and CIGNA 3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

The Wells Fargo CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 28 properties located in eight states that are collateral for the CMBS loan. Wells Fargo had the right to securitize any portion or the entire CMBS loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The Operating Partnership guarantees the obligations under the CMBS loan.

Our debt is subject to certain financial and other covenants. As of December 31, 2014, we were in compliance with the financial covenants in the credit agreement and loan agreements.

During the year ended December 31, 2014, we completed a comprehensive refinance and issuance of 100% of our unsecured debt.  The refinancing included the $600 million refinancing of our unsecured revolving credit facility and term loans and the pricing of a $300 million private placement of senior unsecured notes. In addition, we accessed the long term fixed rate private placement market.

The impact from the refinancing of the unsecured credit facility and term loans as well as the pricing of the private placement unsecured notes can be seen in the detailed debt maturity chart below (in millions):

The refinancing of our unsecured debt resulted in a reduction in our then cost of fully committed unsecured debt from L+1.66% to L+1.41%, an increase in the term of the facilities from 3.8 years to 5.9 years, and improvements to the our financial covenant package.  By entering into the Unsecured Notes, we reduced our bank exposure and further diversified our debt products.  We have transitioned to a predominantly unsecured borrowing strategy that evidences broader access to unsecured debt capital.  The $150 Million Wells Fargo Term Loan B, the Series A Unsecured Notes, and the Series B Unsecured Notes were amended in connection with the transactions noted above, thereby we have amended or executed new agreements for all of our unsecured debt. Each of the above transactions are further discussed below with the “Unsecured Credit Facility, Unsecured Term Loans, and Unsecured Notes”.

The chart below details the Company’s debt capital structure and financial ratios:

DEBT CAPITAL STRUCTURE AND FINANCIAL RATIOS
	December 31, 2014	December 31, 2013
Total Debt ($000s)	$686,347	$556,091
Weighted Average Duration (years)	6.9	4.7
Weighted Average Interest Rate	4.04%	3.64%
% Secured	33%	41%
% Maturing Next 12 Months	0.0%	0.0%
Net Debt to Real Estate Cost Basis	37%	40%
Total Debt to Enterprise Value	28%	32%

As evidenced by our recent financing activity, we regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are confident in our ability to meet future debt maturities and building acquisition funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

Unsecured Credit Facility, Unsecured Term Loans and Unsecured Notes

Overview:  As of December 31, 2014, we were party to the following unsecured borrowing arrangements (which we collectively refer to as the “Unsecured Debt Agreements”):

•

Wells Fargo Unsecured Credit Facility agreement, dated as of December 18, 2014, with Wells Fargo and other lenders, pursuant to which the lenders provide the Wells Fargo Unsecured Credit Facility of up to $300.0 million maturing December 18, 2019.

•

2014 Wells Fargo Unsecured Term Loan agreement, dated as of December 18, 2014, with Wells Fargo and other lenders, pursuant to which the lenders provide the $150.0 million term loan A maturing March 31, 2022.

•

Amended and restated Wells Fargo Unsecured Term Loan B agreement, dated as of December 18, 2014, with Wells Fargo, National Association and other lenders, pursuant to which the lenders provide an unsecured $150.0 million term loan maturing March 21, 2021.

•

Note purchase agreement (“NPA”), dated as of December 18, 2014, with the noteholders named therein, in respect of our Operating Partnership’s outstanding or to be issued $80.0 million of 4.42% senior unsecured note (“Series C Unsecured Notes”), due December 30, 2026, and $100.0 million of 4.32% senior unsecured note (“Series D Unsecured Notes”), due February 20, 2025, and $20 million of 4.42% senior unsecured note (“Series E Unsecured Notes”), due February 20, 2027.

•

NPA, dated as of April 16, 2014, with the purchasers named therein, as amended December 18, 2014, in respect of our Operating Partnership’s outstanding $50.0 million of 4.98% senior unsecured  note (“Series A Unsecured Notes”), due October 1, 2024, and $50.0 million of 4.98% senior unsecured  note (“ Series B Unsecured Notes”), due July 1, 2026.

Wells Fargo Unsecured Credit Facility:  The Wells Fargo Unsecured Credit Facility agreement provides for a senior unsecured revolving credit facility up to $300.0 million, with a sublimit of $30.0 million for swing line loans and $30.0 million for letters of credit. Additionally, the Wells Fargo Unsecured Credit Facility has an accordion feature that allows us to request an increase in the aggregate commitments up to $600.0 million, subject to conditions. Unless otherwise terminated pursuant to the terms of the agreement, the Wells Fargo Unsecured Credit Facility will mature on December 18, 2019.

Amounts outstanding under the Wells Fargo Unsecured Credit Facility bear interest per annum at a floating rate equal to, at our election, LIBOR or the Base Rate (each as defined in the Revolving Credit Agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.15% to 1.55% for LIBOR borrowings and from 0.15% to 0.55% for Base Rate borrowings.

The Wells Fargo Unsecured Credit Facility provides for a facility fee payable by us to the lenders at a rate per annum of 0.2% to 0.35%, depending on our leverage levels, of the aggregate commitments (currently $300.0 million).  The facility fee is due and payable quarterly.

Once our non-credit-enhanced senior long-term debt is rated by two or more of Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings, a performance-based spread (based on the debt rating) will apply instead of a leverage-based spread.  The performance-based spread will range from 0.875% to 1.65% for LIBOR borrowings and from 0% to 0.65% for Base Rate borrowings.  In addition, the facility fee will range from 0.125% to 0.3%, depending on the debt rating.

2014 Wells Fargo Unsecured Term Loan A:  The 2014 Wells Fargo Unsecured Term Loan A agreement provides for a seven-year senior unsecured loan in the original principal amount of up to $150.0 million. Additionally, the agreement has a feature that allows us to request up to $50.0 million in additional Term Loans, subject to conditions. Unless otherwise terminated pursuant to the terms of the agreement, the 2014 Wells Fargo Unsecured Term Loan A will mature on March 31, 2022.

Borrowings under the 2014 Wells Fargo Unsecured Term Loan A bear interest at a floating rate per annum equal to, at our election, LIBOR or the Base Rate (each as defined in the Term Loan A Agreement) plus a spread. The spread depends upon our consolidated leverage ratio and ranges from 1.65% to 2.70% for LIBOR borrowings and from 0.65% to 1.70% for Base Rate borrowings.  At December 18, 2014, the spread on borrowings under the 2014 Wells Fargo Unsecured Term Loan A was 1.65%.

Once our non-credit-enhanced senior long-term debt is rated by two or more of Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings, a performance-based spread (based on the debt rating) will apply instead of a leverage-based spread.  The performance-based spread will range from 1.45% to 2.4% for LIBOR borrowings and from 0.45% to 1.4% for Base Rate borrowings.

Wells Fargo Unsecured Term Loan B: The Wells Fargo Unsecured Term Loan B agreement provides for a seven-year senior unsecured loan in the original principal amount of up to $150.0 million. Additionally, the agreement has a feature that allows us to request an increase in the aggregate commitments up to $250.0 million, subject to conditions. Unless otherwise terminated pursuant to the terms of the agreement, the Wells Fargo Unsecured Term Loan B will mature on March 21, 2021.

The Wells Fargo Unsecured Term Loan B includes a delayed draw feature that allows us to draw up to six advances of at least $25.0 million each until December 18, 2015.  To the extent that we do not request advances of the $150.0 million of aggregate commitments by December 18, 2015, the unadvanced commitments terminate, and we must pay the lenders a commitment termination fee of 0.50% of the terminated commitments.

Borrowings under the Wells Fargo Unsecured Term Loan B bear interest at a floating rate per annum equal to, at our election, LIBOR or the Base Rate (each as defined in the Term Loan B Agreement) plus a spread.  The spread depends upon our consolidated leverage ratio and ranges from 1.70% to 2.30% for LIBOR borrowings and from 0.70% to 1.30% for Base Rate borrowings.

Once our non-credit-enhanced senior long-term debt is rated by two or more of Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings, a performance-based spread (based on the debt rating) will apply instead of a leverage-based spread.  The performance-based spread will range from 1.40% to 2.35% for LIBOR borrowings and from 0.40% to 1.35% for Base Rate borrowings.

The Wells Fargo Unsecured Term Loan B provides for an unused fee payable by us to the lenders at a rate per annum of 0.225% of the unadvanced aggregate commitments (currently $150.0 million).  The unused fee is due and payable quarterly until the earlier of (i) the date that commitments of $150.0 million have been advanced and (ii) December 18, 2015.

December NPA:  The December NPA provided for the private placement of $200.0 million of senior unsecured notes, consisting of $80.0 million of Series C Unsecured Notes maturing December 30, 2026, with a fixed annual interest rate of 4.42%, and $100.0 million of Series D Unsecured Notes maturing February 20, 2025, with a fixed annual interest rate of 4.32%, and $20.0 million of Series E Unsecured Notes maturing February 20, 2027, with a fixed annual interest rate of 4.42%.  The Series C Unsecured Notes were issued on December 30, 2014, and the series D and E notes were issued on February 20, 2015.

Interest on the notes is payable semiannually. We are permitted to prepay at any time all, or from time to time any part of, the outstanding notes, in the amount not less than 5% of the notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the December NPA). The Make-Whole Amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the notes being prepaid over the amount of such notes.

Subject to the terms of the December NPA and the notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount, as discussed above, or interest under the notes, and (ii) a default in the payment of certain other indebtedness of ours, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding notes will become due and payable at the option of the holders.

April NPA:  The April NPA provided for the private placement of $100.0 million of senior unsecured notes, consisting of $50.0 million of Series A Unsecured Notes maturing October 1, 2024, with a fixed annual interest rate of 4.98%, and $50.0 million of Series B Unsecured Notes maturing July 1, 2026, with a fixed annual interest rate of 4.98%.  The series A notes were issued on October 1, 2014, and the series B notes were issued on July 1, 2014.  As amended, the April NPA is substantially similar to the December NPA.

Covenants: Our ability to borrow, maintain borrowings and avoid default under the Wells Fargo Unsecured Credit Facility, the Unsecured Term Loans, and Unsecured Notes is subject to our ongoing compliance with a number of financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;
•	a maximum secured leverage ratio of not greater than 0.40:1.00;
•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•	a maximum secured recourse debt level of not greater than 0.075:1.00;
•	a minimum fixed charge ratio of not less than 1.50:1.00;
•	a minimum unsecured interest ratio of not less than 1.75:1.00;
•	a minimum tangible net worth of not less than the sum of $996,305,000 plus an amount equal to 75% of the net proceeds of any equity issuances after December 18, 2014.

The December NPA and the April NPA additionally contain a financial covenant that requires us to maintain a minimum interest coverage ratio of 1.5:1.00.

Pursuant to the terms of the Unsecured Debt Agreements, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.

The Unsecured Debt Agreements also contain operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of December 31, 2014.

Events of Default:  The Wells Fargo Unsecured Credit Facility and Unsecured Term Loans contain customary events of default, including but not limited to non‑payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the Unsecured Term Loans, cross‑defaults to other material debt and bankruptcy or other insolvency events.

Borrower and Guarantors:    The Operating Partnership is the borrower under the Wells Fargo Unsecured Credit Facility, the 2014 Wells Fargo Unsecured Term Loan A and the Wells Fargo Unsecured Term Loan B and is the issuer of the Unsecured Notes.  STAG Industrial, Inc. and certain of its subsidiaries guarantee the obligations under the Unsecured Debt Agreements.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014, specifically our obligations under long‑term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period

Contractual Obligations(1)(2)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Principal payments(3)	$806,038	$4,756	$32,898	$261,936	$506,448
Interest payments—Fixed rate debt (4)	196,482	25,197	50,022	33,197	88,066
Interest payments —Variable rate debt (4)(5)	61,654	7,932	16,924	19,618	17,180
Operating lease and ground leases(4)	14,045	1,433	2,230	2,300	8,082
Other(4)(6)	375	150	225	—	—
Total	$1,078,594	$39,468	$102,299	$317,051	$619,776

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)

The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at December 31, 2014 and the balance at December 31, 2014 was $2.0 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.3 million of unamortized fair market value premium associated with three mortgage notes payable.
(4)	Not included in our Consolidated Balance Sheets included in this report.
(5)	Amounts include interest rate payments on the $225.0 million of the $281.0 million variable rate debt that has been swapped to a fixed rate.
(6)

Amounts relate to a fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”). We entered into an agreement with Columbus Nova to source sale leaseback transactions for potential acquisition.

Interest Rate Risk

We use interest rate swaps to fix the rate of our long term floating rate debt.  As of December 31, 2014, $225 million of our $281 million of floating rate debt was fixed with interest rate swaps.

We recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. As of December 31, 2014, all of our derivatives were designated as hedges and were 100% effective.

The Company has established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade from Moody’s Investor Services, Standard & Poor’s, or Fitch Ratings or other nationally recognized rating agencies.

The following table details our outstanding interest rate swaps as of December 31, 2014 (collectively, the “Unsecured Loan Swaps”) (in thousands):

				Fixed	Variable
Interest Rate		Notional		Interest	Interest
Derivative Counterparty	Trade Date	Amount	Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	$10,000	$57	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	$25,000	$171	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	$25,000	$189	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-1-2013	$25,000	$314	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	$25,000	$(223)	1.7030%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	$50,000	$(139)	1.6810%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	$25,000	$(511)	1.9925%	One-month L	Feb-14-2020
	Total	$225,000

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of December 31, 2014, the fair values of eight of the 11 of our interest rate swaps were in an asset position of $1.0 million and three interest rate swaps were in a liability position of $0.9 million.  As of December 31, 2013, the swaps were in an asset position of $3.9 million. The decrease in value was due to lower forward interest rate curves as of December 31, 2014 as compared to December 31, 2013.

On October 24, 2014, we entered into two forward starting interest rate swap agreements for a total notional amount of $170.0 million to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.  The outstanding forward starting swaps were designated as cash flow hedges of interest rate risk. The forward starting interest rate swaps were terminated on November 21, 2014. We paid a termination payment of $0.4 million to the two counterparties. The forward starting interest rate swaps locked the 10-year Treasury component of our 12-year Series C Unsecured Notes, and 10-year Series D Unsecured Notes and 12-year Series E Unsecured Notes at 2.452% and 2.615%, respectively. The settlement value of $0.4 million was recorded in accumulated other comprehensive income in the Consolidated Balance Sheets and will be amortized through interest expense over the life of the respective Unsecured Notes.

As of December 31, 2014, we had $281.0 million of variable rate debt.   Of the $281.0 million of variable rate debt, $225.0 million has been fixed with interest rate swaps and the remaining $56.0 million was priced at LIBOR plus a spread.  To the extent interest rates increase, interest costs on our floating rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Subsequent to December 31, 2014, we entered in to seven interest rate swaps, thereby fixing the interest rates of all debt through debt maturity with the exception of the Wells Fargo Unsecured Credit Facility.  The interest rate swaps will also fix the floating rate component of the Wells Fargo Unsecured Term Loan B.  With these seven interest rate swaps, all of our interest on variable rate date, both outstanding and unfunded, will be fixed with the exception of the Wells Fargo Unsecured Credit Facility. The following table details the swaps entered into subsequent to December 31, 2014 (in thousands):

			Fixed	Variable
Interest Rate		Notional	Interest	Interest	Effective
Derivative Counterparty	Trade Date	Amount	Rate	Rate	Date	Maturity Date
Royal Bank of Canada	Jan-8-2015	$25,000	$1.7090%	One-month L	Mar-20-2015	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	$25,000	$1.7105%	One-month L	Mar-20-2015	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-8-2015	$25,000	$1.8280%	One-month L	Mar-20-2015	Mar-31-2022
The Toronto-Dominion Bank	Jan-8-2015	$100,000	$2.2255%	One-month L	Sep-10-2017	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	$25,000	$2.4535%	One-month L	Feb-14-2020	Mar-31-2022
Regions Bank	Jan-8-2015	$50,000	$2.4750%	One-month L	Feb-14-2020	Mar-31-2022
Capital One, N.A.	Jan-8-2015	$50,000	$2.5300%	One-month L	Feb-14-2020	Mar-31-2022
	Total	300,000

Inflation

The primary impact of inflation to our operating cash flow is due to increases in operating expenses, such as real estate taxes, utility expenses, and other operating expenses. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, the majority of the leases provide for fixed rent increases. We believe that inflationary increases may be partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	The Year ended December 31,
	2014	2013	2012
Net income (loss)	$(5,039)	$4,902	$(10,199)
Rental property depreciation and amortization	87,856	70,597	43,473
Loss on impairment	2,840	—	4,563
Gain on sales of real estate	(2,799)	(5,305)	(222)
FFO	$82,858	$70,194	$37,615
Preferred stock dividends	10,848	(9,495)	(6,210)
Amount allocated to unvested restricted stockholders	345	(262)	(122)
FFO attributable to common stockholders and unit holders	$71,665	$60,437	$31,283

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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	The Year ended December 31,
	2014	2013	2012
Net income (loss)	$(5,039)	$4,902	$(10,199)
Asset management fee income	(598)	(893)	(1,196)
General and administrative	26,396	17,867	14,617
Property acquisition costs	4,390	3,427	4,218
Depreciation and amortization	88,057	70,597	43,473
Interest income	(15)	(13)	(19)
Interest expense	25,109	20,319	16,269
Gain on interest rate swaps	—	—	(215)
Loss on impairment	2,840	—	4,563
Loss on extinguishment of debt	686	—	929
Other expenses	803	621	339
Gain on the sales of rental property	(2,799)	(5,305)	(222)
Corporate sub lease rental income	(17)	—	—
Net operating income (1)	$139,813	$111,522	$72,557

(1)

Includes the results of discontinued operations.  For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, excluding the results of discontinued operations, NOI was approximately $139.8 million, $109.0 million, and $70.0 million, respectively.

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

As of December 31, 2014, we had $281.0 million of variable rate debt.   Of the $281.0 million of variable rate debt, $225.0 million has been fixed with interest rate swaps and the remaining $56.0 million was priced at LIBOR plus a spread.  To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.  If interest rates increased by 100 basis points and assuming we had an outstanding balance of $56.0 million on the Wells Fargo Unsecured Credit Facility (the portion outstanding at December 31, 2014 not fixed by interest rate swaps) for the full year ended December 31, 2014, our interest expense would have increased by $0.6 million for the year ended December 31, 2014.

As of December 31, 2014, approximately $405.0 million of our consolidated borrowings bore interest at fixed rates (including $225.0 million of swapped interest rates), as shown in the table below (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt
Fixed rate	4,756	13,348	19,551	128,948	1,988	236,448	405,039	425,189
Average interest rate on fixed rate debt	5.28%	5.03%	5.07%	6.07%	4.31%	4.63%	5.13%
Variable rate(1)	—	—	—	—	131,000	150,000	281,000	281,000
Total debt	4,756	13,348	19,551	128,948	132,988	386,448	686,039	706,189

(1)	Amounts include variable interest rate payments on the $225.0 million variable rate debt that has been swapped to a fixed rate.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a‑15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act, as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F‑2 of this Annual Report on Form 10‑K.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.

Additional Material Federal Income Tax Considerations

The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussions under “Material Federal Income Tax Considerations” in the prospectus dated June 8, 2012 and filed as part of a registration statement on Form S-3 (No. 333-181291) and in the prospectus dated May 8, 2013 and filed as part of a registration statement on Form S‑3 (No. 333‑188465).

Asset Tests

As discussed in the prospectuses referenced above under "Material Federal Income Tax Considerations—Asset Tests," previously issued IRS guidance established a safe harbor addressing when a mortgage loan may be treated as a real estate asset for purpose of the 75% REIT asset test. IRS Revenue Procedure 2014-51 replaced that safe harbor with a new safe harbor. Under the new safe harbor, the IRS will not challenge a REIT's treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (1) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date or (2) the greater of (a) the fair market value of the real property securing the loan on the date of the relevant quarterly REIT asset testing date or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan. We intend to invest in any mortgage loans in a manner that will enable us to continue to satisfy the asset test requirements.

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long‑term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

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

Taxation of Non‑U.S. Stockholders

A U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non‑U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non‑U.S. stockholders. If payment of withholding taxes is required, non‑U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

1.	Consolidated and Combined Financial Statements

The financial statements listed in the accompanying Index to Consolidated and Combined Financial Statements on page F-1 are filed as a part of this report.

2.	Financial Statement Schedules

The financial statement schedules required by this Item is filed with this report and is listed in the accompanying Index to Consolidated and Combined Financial Statements on page F-1. All other financial statement schedules are no applicable.

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(11)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(9)

Exhibit Number	Description of Document
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(12)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(13)
10.4	2011 Equity Incentive Plan(3)*
10.5	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013(14)*
10.6	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015*
10.7	2011 Outperformance Program(7)*
10.8	2015 Outperformance Program(16)*
10.9	Form of LTIP Unit Agreement(3)*
10.10	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.11	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014(17)*
10.12	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.13	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.14	Employment Agreement with Jeffrey M. Sullivan, dated as of October 27, 2014(18)*
10.15	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.16	Consulting Agreement with Gregory W. Sullivan, dated as of April 21, 2014(19)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.19	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(15)
10.20	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.21	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.22	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.23	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended(20)
10.24

Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.25	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(10)

Exhibit Number	Description of Document
10.26

Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association and the other lenders party thereto(22)

10.27

Amended and Restated Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.28

Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.29	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
10.30	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (21)
10.31	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (21)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.
(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.
(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.
(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.
(5)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.
(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011.
(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.
(9)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.
(10)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.
(11)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.
(12)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.
(13)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.
(14)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.
(15)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 6, 2013.
(16)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.
(17)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 16, 2014.
(18)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on October 31, 2014.
(19)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 24, 2014.
(20)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 26, 2014.
(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 19, 2014.
(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on March 25, 2014.
(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 23, 2015
/s/ Benjamin S. Butcher
	By:	Benjamin S. Butcher Chairman, Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of STAG Industrial, Inc., hereby severally constitute Benjamin S. Butcher and Geoffrey G. Jervis, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable STAG Industrial, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature	Title

February 23, 2015	/s/ Benjamin S. Butcher Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President

February 23, 2015	/s/ Virgis W. Colbert Virgis W. Colbert	Director

February 23, 2015	/s/ Jeffrey D. Furber Jeffrey D. Furber	Director

February 23, 2015	/s/ Larry T. Guillemette Larry T. Guillemette	Director

February 23, 2015	/s/ Francis X. Jacoby III Francis X. Jacoby III	Director

February 23, 2015	/s/ Christopher P. Marr Christopher P. Marr	Director

February 23, 2015	/s/ Hans S. Weger Hans S. Weger	Director

February 23, 2015	/s/ Geoffrey G. Jervis Geoffrey G. Jervis	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)

February 23, 2015	/s/ William R. Crooker William R. Crooker	Chief Accounting Officer (principal accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of STAG Industrial, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2015

Part I. Financial Information

Item 1.  Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2014	2013

Assets
Rental Property:
Land	$191,238	$134,399
Buildings and improvements	1,224,727	944,647
Less: accumulated depreciation	(105,789)	(71,653)
Total rental property, net	1,310,176	1,007,393
Cash and cash equivalents	23,878	6,690
Restricted cash	6,906	6,806
Tenant accounts receivable, net	16,833	13,790
Prepaid expenses and other assets	22,531	16,526
Interest rate swaps	959	3,924
Due from related parties	130	185
Deferred leasing intangibles, net of accumulated amortization of $146,026 and $95,201, respectively	247,904	214,967
Total assets	$1,629,317	$1,270,281
Liabilities and Equity
Liabilities:
Unsecured credit facility	$131,000	$80,500
Unsecured term loans	150,000	250,000
Unsecured notes	180,000	—
Mortgage notes payable	225,347	225,591
Accounts payable, accrued expenses and other liabilities	21,558	18,574
Interest rate swaps	873	-
Tenant prepaid rent and security deposits	11,480	8,972
Dividends and distributions payable	7,355	5,166
Deferred leasing intangibles, net of accumulated amortization of $6,565 and $4,520, respectively	10,180	6,914
Total liabilities	737,793	595,717
Commitments and contingencies
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2014 and December 31, 2013	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2014 and December 31, 2013	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 64,434,852 and 44,764,377 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	644	447
Additional paid-in capital	928,242	577,039
Common stock dividends in excess of earnings	(203,241)	(116,877)
Accumulated other comprehensive income (loss)	(489)	3,440
Total stockholders’ equity	864,156	603,049
Noncontrolling interest	27,368	71,515
Total equity	891,524	674,564
Total liabilities and equity	$1,629,317	$1,270,281

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue
Rental income	$149,470	$116,344	$73,977
Tenant recoveries	23,607	16,349	8,763
Other income	739	1,200	1,312
Total revenue	173,816	133,893	84,052
Expenses
Property	33,388	24,010	12,841
General and administrative	26,396	17,867	14,617
Property acquisition costs	4,390	3,427	4,218
Depreciation and amortization	88,057	67,556	42,427
Loss on impairment	2,840	—	622
Other expenses	803	621	339
Total expenses	155,874	113,481	75,064
Other income (expense)
Interest income	15	13	19
Interest expense	(25,109)	(20,319)	(16,110)
Gain on interest rate swaps	—	—	215
Loss on extinguishment of debt	(686)	—	(929)
Gain on the sales of rental property	2,799	—	—
Total other income (expense)	(22,981)	(20,306)	(16,805)
Net income (loss) from continuing operations	$(5,039)	$106	$(7,817)
Discontinued operations
Income (loss) attributable to discontinued operations	—	(509)	1,337
Loss on impairment attributable to discontinued operations	—	—	(3,941)
Gain on the sales of rental property	—	5,305	222
Total income (loss) attributable to discontinued operations	$—	$4,796	$(2,382)
Net income (loss)	$(5,039)	$4,902	$(10,199)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,014)	(620)	(3,720)
Net income (loss) attributable to STAG Industrial, Inc.	$(4,025)	$5,522	$(6,479)
Less: preferred stock dividends	10,848	9,495	6,210
Less: amount allocated to unvested restricted stockholders	345	262	122
Net loss attributable to common stockholders	$(15,218)	$(4,235)	$(12,811)
Weighted average common shares outstanding — basic and diluted	54,086,345	42,364,125	25,046,664
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.28)	$(0.20)	$(0.44)
Income (loss) from discontinued operations attributable to common stockholders	—	$0.10	$(0.07)
Loss per share — basic and diluted	$(0.28)	$(0.10)	$(0.51)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2014	2013	2012

Net income (loss)	$(5,039)	$4,902	$(10,199)
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	(4,197)	4,405	(480)
Other comprehensive income (loss)	(4,197)	4,405	(480)
Comprehensive income (loss)	(9,236)	9,307	(10,679)
Net loss attributable to noncontrolling interest after preferred stock dividends	1,014	620	3,720
Other comprehensive (income) loss attributable to noncontrolling interest	268	(594)	109
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(7,954)	$9,333	$(6,850)

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	holders in
	Preferred	Common Shares		Paid-in	in excess of	Comprehensive	Stockholders'	Operating
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Total Equity
Balance, December 31, 2011	$69,000	15,901,560	$159	$179,919	$(18,385)	$—	$230,693	$79,216	$309,909
Proceeds from sale of common stock	—	17,835,500	179	242,768	—	—	242,947	—	242,947
Offering costs	—	—	—	(11,136)	—	—	(11,136)	—	(11,136)
Issuance of restricted stock, net	—	87,025	1	(1)	—	—	—	—	—
Issuance of common stock	—	12,666	—	—	—	—	—	—	—
Dividends and distributions, net	(6,210)	—	—	—	(29,950)	—	(36,160)	(7,587)	(43,747)
Non-cash compensation	—	—	—	993	—	—	993	948	1,941
Issuance of units	—	—	—	—	—	—	—	225	225
Redemption of common units to common stock	—	1,861,831	18	18,597	—	—	18,615	(18,615)	—
Rebalancing of noncontrolling interest	—	—	—	(11,497)	—	—	(11,497)	11,497	—
Other comprehensive loss	—	—	—	—	—	(371)	(371)	(109)	(480)
Net income (loss)	6,210	—	—	—	(12,689)	—	(6,479)	(3,720)	(10,199)
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	8,956,844	89	169,658	—	—	169,747	—	169,747
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(8,713)	—	—	(8,713)	—	(8,713)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	10,478	—	—	—	—	—	—	—
Dividends and distributions, net	(9,495)	—	—	—	(51,880)	—	(61,375)	(8,330)	(69,705)
Non-cash compensation	—	—	—	1,360	—	—	1,360	1,609	2,969
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Redemption of common units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(4,931)	—	—	(4,931)	4,931	—
Other comprehensive income	—	—	—	—	—	3,811	3,811	594	4,405
Net income (loss)	9,495	—	—	—	(3,973)	—	5,522	(620)	4,902
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	14,406,376	144	316,548	—	—	316,692	—	316,692
Offering costs	—	—	—	(8,899)	—	—	(8,899)	—	(8,899)
Issuance of restricted stock, net	—	101,412	1	(1)	—	—	—	—	—
Issuance of common stock	—	13,446	—	—	—	—	—	—	—
Issuance of equity pursuant to outperformance program	—	43,657	1	(1,491)	—	—	(1,490)	1,015	(475)
Dividends and distributions, net	(10,848)	—	—	—	(71,491)	—	(82,339)	(4,361)	(86,700)
Non-cash compensation	—	—	—	1,924	—	—	1,924	5,355	7,279
Issuance of units	—	—	—	—	—	—	—	—	—
Redemption of common units to common stock	—	5,105,584	51	54,681	—	—	54,732	(54,732)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(1,701)	(1,701)
Rebalancing of noncontrolling interest	—	—	—	(11,559)	—	—	(11,559)	11,559	—
Other comprehensive income	—	—	—	—	—	(3,929)	(3,929)	(268)	(4,197)
Net income (loss)	10,848	—	—	—	(14,873)	—	(4,025)	(1,014)	(5,039)
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,039)	$4,902	$(10,199)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,057	70,597	43,473
Loss on impairment	2,840	—	4,563
Non-cash portion of interest expense	1,337	1,081	957
Intangible amortization in rental income, net	6,253	6,544	4,837
Straight-line rent adjustments, net	(3,347)	(2,941)	(2,796)
Dividends on forfeited equity compensation	128	—	—
Gain on interest rate swaps	—	—	(215)
Loss on extinguishment of debt	686	—	929
Gain on sales of rental property	(2,799)	(5,305)	(222)
Non-cash compensation expense	7,314	2,970	1,936
Issuance of units	—	—	225
Change in assets and liabilities:
Tenant accounts receivable, net	435	(1,515)	(1,497)
Restricted cash	(127)	(201)	(137)
Prepaid expenses and other assets	(2,643)	(3,395)	(1,819)
Accounts payable, accrued expenses and other liabilities	1,018	6,043	6,174
Tenant prepaid rent and security deposits	2,508	3,286	2,208
Due from related parties	55	621	(406)
Total adjustments	101,715	77,785	58,210
Net cash provided by operating activities	96,676	82,687	48,011
Cash flows from investing activities:
Additions of land and building and improvements	(345,281)	(261,208)	(325,820)
Proceeds from sale of rental property, net	12,980	14,181	7,221
Restricted cash	27	(1,108)	1,251
Acquisition deposits, net	(2,020)	(150)	550
Additions to deferred leasing intangibles	(87,419)	(76,946)	(100,405)
Net cash used in investing activities	(421,713)	(325,231)	(417,203)
Cash flows from financing activities:
Proceeds from sale of Series B Preferred Stock	—	70,000	—
Redemption of common units for cash	(1,701)	—	—
Proceeds from credit facility	—	—	124,300
Repayment of credit facility	—	—	(124,300)
Proceeds from unsecured credit facility	426,500	158,500	215,300
Repayment of unsecured credit facility	(376,000)	(177,300)	(116,000)
Proceeds from unsecured term loans	200,000	100,000	150,000
Repayment of unsecured term loans	(300,000)	—	—
Proceeds from unsecured notes	180,000	—	—
Proceeds from mortgage notes payable	—	—	78,067
Repayment of mortgage notes payable	(4,463)	(4,219)	(144,753)
Settlement of forward swap contracts	(358)	—	—
Payment of loan fees and costs	(4,431)	(1,949)	(4,119)
Dividends and distributions	(84,640)	(75,838)	(38,606)
Proceeds from sales of common stock	316,692	169,747	242,947
Offering costs	(8,899)	(8,713)	(11,136)
Withholding taxes for settlement of outperformance program	(475)	—	—
Net cash provided by financing activities	342,225	230,228	371,700
Increase (decrease) in cash and cash equivalents	17,188	(12,316)	2,508
Cash and cash equivalents—beginning of period	6,690	19,006	16,498
Cash and cash equivalents—end of period	$23,878	$6,690	$19,006
Supplemental disclosure:
Cash paid for interest	$22,675	$19,272	$15,044
Supplemental schedule of non-cash investing and financing activities
Non-cash investing activities included in additions of land and building improvements	$(1,716)	$(11,934)	$(440)
Issuance of units for additions of land and building improvements	$—	$11,499	$—
Acquisition of tangible asset	$(4,336)	$—	$—
Assumption of mortgage notes payable	$4,198	$—	$—
Fair market value adjustment to mortgage notes payable acquired	$138	$—	$—
Write-off of fully depreciated tenant improvements	$(1,036)	$1,254	$576
Write-off of accumulated depreciation	$1,036	$1,254	$576
Non-cash financing activities included in payment of loan fees and costs and offering costs	$(84)	$—	$—
Dividends and distributions declared but not paid	$7,355	$5,166	$11,301

The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to continue to qualify as a REIT. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2014 and December 31, 2013, the Company owned a 96.36% and 86.65%, respectively, limited partnership interest in the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of December 31, 2014, the Company owned 248 buildings in 36 states with approximately 47.0 million rentable square feet (square feet unaudited herein and throughout Notes), consisting of 178 warehouse/distribution buildings, 50 light manufacturing buildings and 20 flex/office buildings. The Company also owns two developable vacant land parcels adjacent to two of the Company’s buildings. The Company’s buildings were 94.9% leased to 227 tenants as of December 31, 2014.

2. Summary of Significant Accounting Policies

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

In August of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Revenue from a lease contract with a tenant is not within the scope of this revenue standard. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

In April of 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

has (or will have) a major effect on an entity’s operations and financial results. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. While the new guidance is not effective until annual periods beginning December 15, 2014, and interim periods within those years, companies are permitted to early adopt the provision.  The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Rental Property and Deferred Lease Intangibles

Rental property is carried at cost less accumulated depreciation and amortization. The cost of rental property includes the purchase price of the land, buildings and improvements, and deferred leasing intangibles. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized.  Expenditures for tenant improvements are capitalized.

For properties considered held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. The Company classifies properties as held for sale when all criteria within the FASB’s Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment are met.

The Company presents qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under ASC 360, the definition of discontinued operations is the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The components of the property’s net income (loss) that are reflected as discontinued operations include operating results, depreciation and interest expense (if the property is subject to a secured loan). Prior to January 1, 2014, all properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented, as discussed above.

The Company evaluates acquisitions to determine if the acquisition represents an asset acquisition or business combination, and the Company accounts for all business combinations in accordance with ASC 805, Business Combinations. Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, fair value of debt assumed, and deferred leasing intangible assets including in‑place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in‑place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market lease bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining term plus the terms of bargain renewal options of the respective leases.

The purchase price is further allocated to in‑place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases, the in‑place lease value and tenant relationships are immediately written off.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

In determining the fair value of the debt assumed, the Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate. The associated fair market value debt adjustment is amortized through interest expense over the life of the debt on a basis which approximates the effective interest method.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

The Company evaluates the carrying value of all tangible and intangible rental property assets held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ from actual results.

Depreciation and amortization expense is computed using the straight‑line method based on the following useful lives:

Buildings	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease
Deferred lease intangibles	Terms of the related lease
Tenant relationships	Terms of the related lease and estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short‑term investments with original maturities of three months or less. The Company maintains cash and cash equivalents in United States banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts, and mitigates this risk by using two different, nationally recognized banking institutions.

Restricted Cash

Restricted cash may include security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $0.1 million and $19,000, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of December 31, 2014 and December 31, 2013, the Company had accrued rental revenue of $12.8 million and $9.3 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of December 31, 2014 and December 31, 2013, the Company had an allowance on accrued rental revenue of $0 and $0, respectively.

As of December 31, 2014 and December 31, 2013, the Company had a total of approximately $6.7 million and $4.9 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $3.5 million and $3.0 million, respectively, of lease security deposits available in cash,

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

which are included in cash and cash equivalents and restricted cash on the accompanying Statements of Consolidated Balance Sheets.

Deferred Costs

Deferred financing fees include costs incurred in obtaining debt that are capitalized. The deferred financing fees are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees are removed from the books upon maturity of the underlying debt.

Leasing commissions include commissions and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, which are capitalized and amortized over the terms of the related leases (and bargain renewal terms) using the straight‑line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are written off to amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has not recorded any impairments through December 31, 2014.

Use of Derivative Financial Instruments

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

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in the interest rate swaps by entering into transactions with various high‑quality counterparties. The Company’s exposure to credit risk at any point is generally limited to amounts recorded as assets on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, other accrued expenses, Unsecured Credit Facility (defined in Note 5), Unsecured Term Loans (defined in Note 5), Unsecured  Notes (defined in Note 5) and mortgage notes payable. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and other accrued expenses approximate their

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

carrying or contract values because of the short term maturity of these instruments. See Note 5 for the fair values of the Company’s debt. See Note 6 for the fair values of the Company’s interest rate swaps.

The Company adopted the fair value measurement provisions for its financial instruments recorded at fair value. The guidance establishes a three‑tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Offering Costs

Underwriting commissions and direct offering costs have been reflected as a reduction of additional paid‑in capital. Indirect costs associated with equity offerings are expensed as incurred and included in general and administrative expenses on the accompanying Consolidated Statements of Operations.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense, and in the estimated useful lives and basis used to compute depreciation. In addition, our distributions include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. The Company paid $6.2 million ($2.25 per share of Series A Preferred Stock), $6.2 million ($2.25 per share of Series A Preferred Stock) and $6.2 million ($2.25 per share of Series A Preferred Stock) of Series A Preferred Stock dividends for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively, that were treated as ordinary income for tax purposes. During the years ended December 31, 2014 and December 31, 2013, $4.6 million ($1.65625 per share of Series B Preferred Stock) and $3.3 million ($1.173175 per share of Series B Preferred Stock) of Series B Preferred Stock dividends were paid, respectively, that were treated as ordinary income for tax purposes. The tax treatment of common dividends per share for federal income tax purposes is as follows:

	Year ended December 31,
	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.843245	65.9%	$0.9723	71.0%	$0.634	59.8%
Return of capital	0.436755	34.1%	0.3703	27.0%	0.426	40.2%
Unrecaptured section 1250 capital gain	—	—%	0.0137	1.0%	—	—%
Other capital gain	—	—%	0.0137	1.0%	—	—%
Total(1)	$1.28000	100.0%	$1.3700	100.0%	$1.060	100.0%

(1)

The fourth quarter 2012 common stock dividend of $0.27 per share was included in the stockholder’s 2013 tax year. The December 2013 monthly common stock dividend of $0.10 per share was included in the stockholder’s 2014 tax year. The December 2014 monthly common stock dividend of $0.11 per share will be included in the stockholder’s 2015 tax year.

Revenue Recognition

All current leases are classified as operating leases and rental revenue is recognized on a straight‑line basis over the term of the lease (and expected bargain renewal terms) when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

Early lease termination fees are recorded in rental income on a straight‑line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured. On December 17, 2014, the Company entered into the first amendment to the lease with the tenant located at the

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Belfast, ME buildings. The terms of the amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant is required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of $2.1 million.  The Company will recognize this termination fee over the shortened lease life of the returned premise, in accordance with ASC 840, Leases. The termination fee of $0.1 million for the period December 17, 2014 to December 31, 2014 is included in rental income on the accompanying Consolidated Statements of Operations.

On October 29, 2014, the Company entered into a lease termination agreement with the tenant located at the Tavares, FL building. The agreement provided that the tenant’s lease terminated effective December 30, 2014 and required the tenant to pay a termination fee of $2.4 million including reimbursement of costs related to the sale of the property; refer to Note 3 for further details of the sale of the property. The full termination fee is included in rental income on the accompanying Consolidated Statements of Operations.

On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at the Creedmoor, NC building. The agreement provided that the tenant’s lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of $2.5 million. The termination fee is included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations as the property was sold on October 31, 2013 to an unaffiliated third party.

The Company earns revenue from asset management fees, which are included on the Consolidated Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, was approximately $10.2 million for the year ended December 31, 2014, $9.4 million for the year ended December 31, 2013, and $6.9 million for the year ended December 31, 2012. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

Gain on Sales of Rental Property

Gain on sale of rental property is recognized pursuant to the provisions included in ASC 360‑20, Real Estate Sales. The specific timing of the sale is measured against various criteria in ASC 360‑20 related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Incentive and Equity‑Based Employee Compensation Plans

The Company grants equity‑based compensation awards to its employees and directors typically in the form of restricted shares of common stock, long‑term incentive plan units in the Operating Partnership (“LTIP units”) and outperformance programs. See Notes 7, 8 and 14 for further discussion of restricted shares of common stock, LTIP units, and the outperformance programs, respectively. The Company accounts for its equity‑based employee compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company measures equity‑based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.

Taxes

The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2011 and intends to continue to qualify as a REIT. As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non‑customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The TRS did not have any activity during the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.6 million, $0.6 million and $0.3 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2014, December 31, 2013 and December 31, 2012, there were no liabilities for uncertain tax positions.

The following table reconciles net income (loss) to taxable income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively (in thousands):

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(5,039)	$4,902	$(10,199)
Book/Tax differences from depreciation and amortization	50,026	46,389	24,048
Above/Below market lease amortization	6,253	6,544	4,837
Loss on impairments	2,840	—	4,563
Termination income	1,994	—	—
Offering costs	—	27	68
Book/Tax difference on property acquisition costs	4,279	3,427	4,218
Loss on extinguishment of debt	686	—	565
Accrued non-recurring IPO bonus payment	—	—	(1,000)
Accrued bonus payment	941	440	3,731
Book/Tax difference on bad debt expense	104	19	317
Book/Tax difference on non-cash compensation	4,706	1,846	1,375
Book/Tax difference on gain on sales of rental property	(4,695)	(3,915)	(4,554)
Straight-line rent adjustments, net	(3,255)	(2,941)	(2,796)
Unrealized gain on interest rate swaps	—	—	(215)
Book/tax difference on non-cash portion of interest expense	979	(106)	(159)
Other book/tax differences, net	78	28	63
Loss attributable to noncontrolling interest	(3,414)	(7,785)	(5,940)
Taxable income subject to distribution requirement(1)	$56,483	$48,875	$18,922

(1)	The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two‑class method, basic

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with awards under incentive and equity‑based compensation plans.

Segment Reporting

The Company manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment.

3. Real Estate

The following table summarizes the components of rental property as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Land	$191,238	$134,399
Buildings	1,117,202	871,422
Tenant improvements	43,562	36,994
Building and land improvements	63,963	36,231
Total buildings, tenant improvements, and building and land improvements	$1,224,727	$944,647
Less: accumulated depreciation	(105,789)	(71,653)
Total rental property, net	$1,310,176	$1,007,393

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Acquisitions

The following table summarizes the acquisitions of the Company during the years ended December 31, 2014 and December 31, 2013 (purchase price in millions):

Year ended December 31, 2014

Acquired during the three months ended	Property Location	Square Feet	Buildings	Purchase Price
	Allentown, PA	289,900	1	$11.9
	Nashua, NH	337,391	1	11.6
	Strongsville, OH	161,984	1	8.1
	Columbus, OH	186,000	1	5.3
March 31		975,275	4	$36.9
	Savannah, GA	504,200	1	16.2
	Garland, TX	253,900	1	8.9
	West Chester, OH	245,000	1	11.6
	Calhoun, GA	151,200	1	4.1
	Hebron, KY	109,000	1	6.0
	Houston, TX	151,260	1	8.6
	East Troy, WI	149,624	1	6.9
	Jefferson City, TN	486,109	1	14.4
	New Berlin, WI	80,665	1	4.3
June 30		2,130,958	9	$81.0
	Savage, MN	244,050	1	9.3
	Charlotte, NC	101,591	1	4.1
	Charlotte, NC	166,980	1	5.0
	Mountain Home, NC	146,014	1	4.3
	El Paso, TX	211,091	1	13.0
	El Paso, TX	183,741	1	11.5
	El Paso, TX	360,134	1	20.5
	El Paso, TX	239,131	1	13.3
	Chester, VA	100,000	1	4.9
	Mechanicsburg, PA	259,200	1	8.4
	Mechanicsburg, PA	235,200	1	10.8
	Mechanicsburg, PA	330,000	1	14.5
	Mechanicsburg, PA	252,654	1	11.6
	Mason, OH	116,200	1	7.2
	Longmont, CO	159,611	1	13.9
	Reno, NV	87,264	1	6.3
	Lenexa, KS	276,219	2	13.0
September 30		3,469,080	18	$171.6
	Yorkville, WI	98,151	1	6.2
	Fort Wayne, IN	108,800	1	4.3
	Murfreesboro, TN	102,505	1	4.7
	Gurnee, IL	338,740	1	15.7
	Germantown, WI	202,500	1	9.3
	Elizabethtown, PA	206,236	1	8.2
	Camarillo, CA	309,500	1	21.5
	Camarillo, CA	423,106	1	33.0
	Conyers, GA	145,262	1	4.3
	Winston‑Salem, NC	385,000	1	14.9
	Houston, TX	185,000	1	7.0
	Spartanburg, SC	226,140	1	6.4
December 31		2,730,940	12	$135.5

	Total	9,306,253	43	$425.0

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2013

Acquired during the three months ended	Property Location	Square Feet	Buildings	Purchase Price
	Orangeburg, SC	319,000	1	$4.6
	Golden, CO	227,500	1	8.6
	Columbia, SC	273,280	1	9.6
	DeKalb, IL	146,740	1	6.4
	Ocala, FL	619,466	1	18.5
	Londonderry, NH	125,060	1	9.0
	Marion, IA	95,500	1	3.8
March 31		1,806,546	7	$60.5
	Mishawaka, IN	308,884	1	6.1
	Southfield, MI(1)	113,000	1	7.2
	Houston, TX	201,574	1	13.5
	Idaho Falls, ID	90,300	1	4.8
	Mt. Prospect, IL	87,380	1	4.9
	Williamsport, PA	250,000	1	13.4
	Belvidere, IL(2)	1,006,960	8	51.5
	Kentwood, MI	85,157	1	4.2
	Marshall, MI	57,025	1	2.0
June 30		2,200,280	16	$107.6
	Nashville, TN	150,000	1	5.6
	Catoosa, OK	100,100	1	5.0
	New Berlin, WI	205,063	1	9.3
	Hampstead, MD	1,035,249	1	44.0
	New Hope, MN	107,348	1	5.1
	Springfield, OH	350,500	1	9.7
September 30		1,948,260	6	$78.7
	Orlando, FL	215,900	1	8.1
	North Jackson, OH	209,835	1	8.5
	Mebane, NC	383,500	1	7.3
	Shannon, GA	568,516	1	16.7
	Lansing, MI	160,000	1	7.2
	Harvard, IL	126,304	1	5.4
	Sauk Village, IL	375,785	1	8.6
	South Holland, IL	202,902	1	5.9
	Mascot, TN	130,560	1	4.8
	Janesville, WI	700,000	1	24.0
December 31		3,073,302	10	$96.5

	Total	9,028,388	39	$343.3

(1)	The Company owns a five acre vacant land parcel adjacent to this building.

(2)

The Company owns a two acre vacant land parcel adjacent to one of these buildings.  Title to the land was conveyed to its own legal entity within the Company for nominal consideration during the year ended December 31, 2014. The Company has a parking lot lease with a tenant in one of the adjacent buildings.  This lease generates parking lot rental revenue annually for the Company.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table (in thousands) summarizes the allocation of the consideration paid during the years ended December 31, 2014 and December 31, 2013, respectively, for the acquired assets and liabilities in connection with the acquisitions of buildings at the date of acquisition identified in the table above.

		Weighted Average		Weighted Average
	Year Ended	Amortization	Year Ended	Amortization
	December 31,	Period (years)	December 31,	Period (years)
	2014	Intangibles	2013	Intangibles
Land	$58,225	N/A	$31,310	N/A
Buildings	253,708	N/A	223,420	N/A
Tenant improvements	6,691	N/A	2,526	N/A
Building and land improvements	19,102	N/A	9,133	N/A
Above market leases	7,249	5.3	8,219	5.8
Below market leases	(5,840)	5.3	(2,538)	7.2
In-place leases	57,199	4.7	50,005	5.8
Tenant relationships	28,811	7.3	21,257	8.2
Above/below market assumed debt adjustments	(138)	2.8	—	N/A
Net assets acquired	$425,007		$343,332

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

The table below sets forth the results of operations during the year ended December 31, 2014 for each of the 43 buildings acquired during the year ended December 31, 2014, included in the Company’s Consolidated Statements of Operations from the date of acquisition (in thousands):

Year ended December 31, 2014
Revenue	$15,353
Property acquisition costs	$4,186
Net loss	$(3,752)

The following tables set forth pro forma information for the years ended December 31, 2014 and December 31, 2013, respectively. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Year ended
December 31, 2014
Pro Forma	(in thousands, except share data) (1)
Total revenue	$200,914
Net loss (2)	$(2,488)
Net loss attributable to common stockholders	$(12,830)
Weighted average shares outstanding	54,086,345
Loss per share attributable to common stockholders	$(0.24)

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Year ended
December 31, 2013
Pro Forma	(in thousands, except share data) (3)
Total revenue	$197,044
Net loss (2)	$(6,406)
Net loss attributable to common stockholders	$(14,018)
Weighted average shares outstanding	42,364,125
Loss per share attributable to common stockholders	$(0.33)

(1)

The unaudited pro forma information for the year ended December 31, 2014 is presented as if the properties acquired during the year ended December 31, 2014 had occurred at January 1, 2013, the beginning of the reporting period prior to acquisition.

(2)

The net income for the year ended December 31, 2014 excludes $4.2 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2014, and the net loss for the year ended December 31, 2013 was adjusted to include these acquisition costs. Net loss for the year ended December 31, 2013 excludes $3.0 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2013.

(3)

The unaudited pro forma information for the year ended December 31, 2013 is presented as if the properties acquired during the year ended December 31, 2014 and the properties acquired during the year ended December 31, 2013 had occurred at January 1, 2013 and January 1, 2012, respectively, the beginning of the reporting period prior to acquisition.

Dispositions

The following tables summarize the dispositions of the Company during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 (in millions, except for square feet and building count). All of the dispositions were accounted for under the full accrual method.

Year ended December 31, 2014

Disposed during the three months ended	Property Location	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
March 31	Lexington, VA(1)	15,085	1	$0.4	$0.5	$0.4	$0.0
September 30	Bellevue, OH(1)(2)	181,838	1	4.9	7.1	7.0	2.1
December 31	Auburn Hills, VA(1)(3)	87,932	1	2.3	3.4	3.1	0.8
	Tavares, FL(1)(4)	148,298	1	2.5	2.5	2.4	(0.1)
	Total	433,153	4	$10.1	$13.5	$12.9	$2.8

(1)

Based on the early adoption of the new discontinued operations guidance on January 1, 2014, the sale of this property did not represent a strategic shift by the Company and it has not been reflected within discontinued operations.

(2)

The building contributed $0.4 million, $0.6 million and $0.3 million to total revenue and $0.1 million, $0.2 million and $17,000 to net income (exclusive of the gain on sale of rental property) during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(3)

The building contributed $0,  $0.1 million and $0.1 million to total revenue and $(0.2) million, $(0.1) million and $(0.1) million to net loss (exclusive of the gain on sale of rental property) during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(4)

The building contributed $0.6 million (exclusive of termination income and acceleration of straight line rent and above market rent), $0.8 million and $0.8 million to total revenue and $0.1 million (exclusive of the loss on impairment and sale of rental property), $0.5 million and $0.5 million to net income during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

On October 29, 2014, the Company entered into a lease termination agreement with the tenant located at the building in Tavares, FL. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building and required the tenant to pay a termination fee of $2.4 million, including reimbursement of costs related to the sale of the

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

property. The tenant’s termination, which was effective December 30, 2014, triggered the Company to test the property for impairment. The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows. Accordingly as of December 31, 2014, the property was written down to the estimated fair value of $2.5 million based on pricing obtained from third party market participants resulting in a non-cash impairment loss of $2.8 million, which is reflected in loss on impairment on the accompanying Consolidated Statements of Operations for the year ended December 31, 2014.

Year ended December 31, 2013

Disposed during the three months ended	Property Location	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
June 30	Pittsburgh, PA(1)(2)	53,183	1	$4.3	$5.1	$4.8	$0.5
December 31	Creedmoor, NC(1)(3)	243,048	1	4.5	9.5	9.3	4.8
	Total	296,231	2	$8.9	$14.6	$14.1	$5.3

(1)	The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.
(2)

The building contributed $0,  $0.1 million, and $0.5 million, to total revenue and $0,  $(5,000) (exclusive of the gain on sale of rental property) and $0.3 million to net income during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(3)

On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at Creedmoor, NC. The agreement provided that the tenant’s lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of $2.5 million. The building contributed $0,  $0.7 million (exclusive of termination income and acceleration of straight line rent and above market rent) and $0.9 million to total revenue and $0,  $0.2 million (exclusive of the gain on sale of rental property) and $0.3 million to net income (loss) during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Year ended December 31, 2012

Disposed during the three months ended	Property Location	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
June 30	Youngstown, OH(1)(2)	153,708	1	$3.0	$3.4	$3.2	$0.2
December 31	Great Bends, KS(1)(3)	572,114	2	4.0	4.0	4.0	—
	Total	725,822	3	$7.0	$7.4	$7.2	$0.2

(1)	The results of operations and the gain on sale are included in income (loss) attributable to discontinued operations on the accompanying Consolidated Statements of Operations.
(2)

The property contributed $0,  $0 and $0 to total revenue and $0,  $0, and $0.2 million (exclusive of the gain on sale of rental property) to net loss during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(3)

The property contributed $0,  $0 and $1.8 million to total revenue and $0,  $0, and $1.0 million (exclusive of the loss on impairment and gain on the sale of rental property) to net income during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

The Company tested the property located in Great Bend, KS for impairment as of September 30, 2012 utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the asset group was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value resulting in a loss on impairment of $3.9 million (of which $0.7 million related to lease intangibles). The loss on impairment, results of operations and the gain on sale are included in income (loss) attributable to discontinued

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

operations on the accompanying Consolidated Statements of Operations.

4. Deferred Leasing Intangibles

As discussed in Note 2, the Company accounts for all business combinations in accordance with ASC 805. A portion of the purchase price in an acquisition is allocated to above and below market leases, which are valued based on the present value of the difference between prevailing market rates and the in‑place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market lease bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining term plus the terms of bargain renewal options of the respective leases.

The purchase price is further allocated to in‑place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense.

Deferred leasing intangibles included in total assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Above market leases	$63,830	$57,283
Less: Accumulated amortization	(25,381)	(17,232)
Above market leases, net	38,449	40,051
Other intangible lease assets	330,100	252,885
Less: Accumulated amortization	(120,645)	(77,969)
Other intangible lease assets, net	209,455	174,916
Total deferred leasing intangibles, net	$247,904	$214,967

Deferred leasing intangibles included in total liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Below market leases	$16,745	$11,434
Less: Accumulated amortization	(6,565)	(4,520)
Total deferred leasing intangibles, net	$10,180	$6,914

The following table sets forth the net amortization expense, inclusive of results from discontinued operations, for deferred lease intangibles and the increase (decrease) to net income (loss) for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively (in millions):

	Year ended December 31,
Amortization Expense	2014	2013	2012
In-place leases and tenant relationships	$50.3	$42.5	$25.0
Above and below market leases	(6.3)	(6.5)	(4.8)
Total Amortization Expense	$44.0	$36.0	$20.2

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Amortization related to deferred leasing intangibles over the next five years is as follows (in thousands):

	Estimated Net	Net Decrease to Rental
	Amortization of	Income Related to Above
	In-Place Leases and	and Below Market
	Tenant Relationships	Leases Amortization
2015	$51,908	$7,936
2016	43,225	5,499
2017	34,412	3,834
2018	26,038	2,594
2019	18,089	2,293

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

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s Unsecured Term Loans, Unsecured Credit Facility, Unsecured Notes (each defined below) and mortgage notes payable as of December 31, 2014 and December 31, 2013 (dollars in thousands):

		Principal		Principal
		outstanding as		outstanding as
		of		of
		December 31,		December 31,		Current	Prepayment
Loan	Interest Rate (1)	2014		2013		Maturity	Terms (2)
Unsecured credit facility:(3)
$200 Million Bank of America Unsecured Credit Facility(4)	N/A	—		80,500		N/A	N/A
$300 Million Wells Fargo Unsecured Credit Facility(5)	L + 1.15%	131,000		—		Dec-18-2019	v
Total unsecured credit facility		$131,000		$80,500

Unsecured term loans(6):
$150 Million Bank of America Unsecured Term Loan(7)	N/A	—		150,000		N/A	N/A
2013 $150 Million Wells Fargo Unsecured Term Loan A(8)	N/A	—		100,000		N/A	N/A
2014 $150 Million Wells Fargo Unsecured Term Loan A(9)	L + 1.65%	150,000		—		Mar-31-2022	i
$150 Million Wells Fargo Unsecured Term Loan B(10)	L + 1.70%	—		—		Mar-21-2021	i
Total unsecured term loans		$150,000		$250,000

Unsecured notes:
$50 Million Series A Unsecured Notes	4.98%	50,000		—		Oct-1-2024	i
$50 Million Series B Unsecured Notes	4.98%	50,000		—		Jul-1-2026	i
$80 Million Series C Unsecured Notes	4.42%	80,000		—		Dec-30-2026	i
Total unsecured notes		$180,000		—

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%	$3,544	(11)	$3,817	(3)	Jun-1-2016	i
Webster Bank, National Association	4.22%	5,677		5,834		Aug-4-2016	i
Union Fidelity Life Insurance Co.	5.81%	6,186	(12)	6,551	(4)	Apr-30-2017	i
Webster Bank, National Association	3.66%	3,035		3,121		May-29-2017	i
Webster Bank, National Association	3.64%	3,268		3,360	(5)	May-31-2017	i
Wells Fargo, National Association	5.90%	4,308	(13)	—		Aug-1-2017	ii
Connecticut General Life Insurance Company -1 Facility	6.50%	58,050		58,874		Feb-1-2018	iii
Connecticut General Life Insurance Company -2 Facility	5.75%	59,065		59,990		Feb-1-2018	iii
Connecticut General Life Insurance Company -3 Facility	5.88%	16,647		16,879		Feb-1-2018	iii
Wells Fargo Bank, National Association CMBS Loan	4.31%	65,567		67,165		Dec-1-2022	iv
Total mortgage notes payable		$225,347		$225,591

Total / weighted average debt(14)	4.04%	$686,347		$556,091

(1)

Current interest rate as of December 31, 2014.  At December 31, 2014 and December 31, 2013, the one-month LIBOR (“L”) was 0.17125% and 0.1677%, respectively.  The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)

Prepayment terms consist of (i) prepayable with penalty; (ii) prepayable with penalty beginning May 1, 2017, but can be defeased; (iii) prepayable without penalty six months prior to the maturity date; (iv) not prepayable, but can be defeased beginning January 1, 2016; and (v) prepayable with no penalty.

(3)

Collectively, the Bank of America Unsecured Credit Facility and the Wells Fargo Unsecured Credit Facility (each as defined within this Note 5) shall be referenced to as the (“Unsecured Credit Facility”).

(4)

The Bank of America, N.A. (“Bank of America”) unsecured revolving credit facility (“Bank of America Unsecured Credit Facility”) was repaid in full on December 18, 2014 and the loan agreement was terminated. The spread over LIBOR for the Bank of America Unsecured Credit Facility was based on the Company’s consolidated leverage and

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

ranged between 1.45% and 2.05%. The spread at December 18, 2014 and at December 31, 2013 was 1.45%. The Company paid an unused fee between 0.20% and 0.25%.
(5)

The Wells Fargo, National Association (“Wells Fargo”) unsecured revolving credit agreement (“Wells Fargo Unsecured Credit Facility”) was entered into on December 18, 2014. The spread over LIBOR is based upon the Company’s consolidated leverage ratio and can range between 1.15% and 1.55%. The spread at December 31, 2014 was 1.15%. The Company pays a facility fee between 0.20% and 0.35%. The borrowing capacity as of December 31, 2014 was $169.0 million.

(6)

Collectively, the Bank of America Unsecured Term Loan, the 2013 Wells Fargo Unsecured Term Loan A, the 2014 Wells Fargo Unsecured Term Loan A, and the Wells Fargo Unsecured Term Loan B (each as defined within this Note 5) are referred to as the (“Unsecured Term Loans”).

(7)

The Bank of America unsecured term loan (“Bank of America Unsecured Term Loan”) was repaid in full on December 18, 2014 and the loan agreement was terminated. The spread over LIBOR for the Bank of America Unsecured Term Loan was based on the Company’s consolidated leverage ratio and ranged between 1.40% and 2.00%. The spread at December 18, 2014 and at December 31, 2013 was 1.40%.

(8)

The Wells Fargo unsecured term loan that was entered into on February 14, 2013 (“2013 Wells Fargo Unsecured Term Loan A”) was replaced on December 18, 2014 with the Wells Fargo unsecured term loan that was entered into on December 18, 2014 (“2014 Wells Fargo Unsecured Term Loan A”). The spread over LIBOR for the 2013 Wells Fargo Unsecured Term Loan A was based on the Company’s consolidated leverage and could range between 2.15% and 2.70%. The spread at December 18, 2014 and at December 31, 2013 was 2.15%.  The Company paid an unused fee of 0.35%.

(9)

The 2014 Wells Fargo Unsecured Term Loan A was entered into on December 18, 2014. The spread over LIBOR is based upon the Company’s consolidated leverage ratio and can range between 1.65% and 2.70%. The spread at December 31, 2014 was 1.65%. There was no remaining borrowing capacity as of December 31, 2014.

(10)

The Wells Fargo unsecured term loan (“Wells Fargo Unsecured Term Loan B”) was amended on December 18, 2014. The spread over LIBOR is based on the Company’s consolidated leverage and can range between 1.70% and 2.30%. The spread was 1.70% as of December 31, 2014. The terms of the Wells Fargo Unsecured Term Loan B include an unused fee of 0.225%. The remaining borrowing capacity as of December 31, 2014 was $150.0 million.

(11)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively.
(12)	The principal outstanding includes an unamortized fair market value premium of $0.1 million and $0.1 million as of December 31, 2014 and December 31, 2013, respectively.
(13)	The principal outstanding includes an unamortized fair market value premium of $0.1 million as of December 31, 2014.
(14)	The weighted average interest rate was calculated using the swapped rate for the $225.0 million of the $281.0 million notional one-month LIBOR outstanding.

Payments on mortgage notes are due in monthly installments of principal amortization and interest. Payments on the Unsecured Term Loans, the Unsecured Credit Facility and the Unsecured Notes are due in monthly installments of interest.

Deferred financing fees, net of accumulated amortization were $7.8 million and $5.5 million as of December 31, 2014 and December 31, 2013, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, amortization of deferred financing fees included in interest expense was $1.3 million, $1.2 million, and $1.1 million, respectively.

2014 Debt Activity

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

On March 21, 2014, the Company closed the Wells Fargo Unsecured Term Loan B, a $150.0 million unsecured term loan with Wells Fargo with the following terms:

Applicable Rates	Wells Fargo Unsecured Term Loan B
Maturity Date:	Mar-21-2021
Eurodollar Rate(1):	One month-LIBOR + 170.0 bps - 230.0 bps
Base Rate(1):	Base rate + 70.0 bps - 130.0 bps
Unused Fees(2):	22.5 bps
Annual Fee	$50,000

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio.
(2)	The unused fee began to accrue on May 21, 2014.

The Wells Fargo Unsecured Term Loan B has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The Company incurred $1.2 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan B, which will be amortized over its seven year term. The Company has one year from the closing date to draw the funds or the Company will incur a fee equal to 0.50% of the undrawn loan amount. During the period May 21, 2014 to December 31, 2014, the Company incurred an unused commitment fee of $0.2 million that was included in interest expense in the Consolidated Statements of Operations. This Wells Fargo Unsecured Term Loan B was amended on December 18, 2014, as noted below.

On April 16, 2014, the Company entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $50.0 million Series A 10-Year Unsecured Notes (“Series A Unsecured Notes”) and $50.0 million Series B 12-Year Unsecured Notes (“Series B Unsecured Notes”).  Pursuant to the April NPA, borrowings under the Series A Unsecured Notes and the Series B Unsecured Notes bear interest at a fixed rate of 4.98% and, subject to customary closing conditions, must be issued (i) between July 1, 2014 and July 3, 2014 for the Series B Unsecured Notes and (ii) between October 1, 2014 and October 3, 2014 for the Series A Unsecured Notes.  On July 1, 2014, the Company issued the Series B Unsecured Notes. On October 1, 2014, the Company issued the Series A Unsecured Notes. Upon all the funds being drawn, Bank of America, as agent, was paid a placement fee equal to 0.40% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Notes and the obligations under the Unsecured Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and Unsecured Term Loans. The Series A Unsecured Notes and the Series B Unsecured Notes were amended on December 18, 2014, as noted below.

On October 22, 2014, the Company assumed debt with Wells Fargo, as trustee, in the amount of $4.3 million, net of a fair value premium, in connection with the acquisition of the property located in Yorkville, WI. The debt matures on August 1, 2017 and bears interest at 5.90%. The debt is collateralized by the property located in Yorkville, WI. Pursuant to the provisions of ASC 805, the assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of the debt was determined by discounting the future cash flows using the current rates (4.23%) at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs.

On December 18, 2014, the Company paid off the principal balance and terminated the Bank of America Unsecured Credit Facility. The Bank of America Unsecured Credit Facility was replaced with the Wells Fargo Unsecured Credit Facility. As one of the lenders chose not participate in the Wells Fargo Unsecured Credit Facility, the Company recognized a loss of $31,000 as a result of the acceleration of unamortized deferred financing fees, which is included in loss on extinguishment of debt in the Consolidated Statements of Operations. The remaining lenders, approximately 97%, chose to participate in the Wells Fargo Credit Facility, and as such the remaining unamortized deferred financing fees related to those lenders were carried over to the Wells Fargo Credit Facility, as further discussed below. There were no prepayment penalties associated with the loan.

On December 18, 2014, the Company closed the Wells Fargo Unsecured Credit Facility, a $300.0 million unsecured credit facility with Wells Fargo, which replaced the Bank of America Unsecured Credit Facility. The following table compares the original terms to the amended terms of the Wells Fargo Unsecured Credit Facility.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

	Original Terms	Amended Terms
Applicable Rates	Bank of America Unsecured Credit Facility	Wells Fargo Unsecured Credit Facility
Maturity Date:	Sep-10-2016	Dec-18-2019
Eurodollar Rate(1):	One month-LIBOR + 145.0 bps - 205.0 bps	One month-LIBOR + 115.0 bps - 155.0 bps
Base Rate(1):	Base rate + 45.0 bps - 105.0 bps	Base rate + 15.0 bps - 55.0 bps
Unused Fees:	<50%, 25.0 bps; > 50%, 20.0 bps	—
Facility Fees:	—	20.0 bps - 35.0 bps
Performance-based Spread Eurodollar Rate(2)	—	One month-LIBOR + 87.5 bps - 165.0 bps
Performance-based Spread Base Rate(2)	—	Base rate + 0 bps - 65.0 bps
Performance-based Facility Fees(2):	—	12.5 bps - 30.0 bps

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio.
(2)	These rates will be in effect once the Company’s non-credit-enhanced senior long-term debt is rated by two or more of Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings.

Additionally, the Wells Fargo Unsecured Credit Facility has an accordion feature that allows the Company to request an increase in the aggregate commitments up to $600.0 million, subject to conditions. The Company incurred $1.5 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Credit Facility, which will be amortized over its five year term. Additionally, deferred financing fees in the amount of $1.1 million were carried over from the terminated Bank of America Unsecured Credit Facility, which will be amortized over the five year term of the Wells Fargo Unsecured Credit Facility. The facility fee is due and payable quarterly; during the period December 18, 2014 to December 31, 2014, the Company incurred a facility fee of $23,000 that was included in interest expense in the Consolidated Statements of Operations.

On December 18, 2014, the Company paid down the principal outstanding and terminated the Bank of America Unsecured Term Loan. The Company recognized a loss of $655,000 as a result of the acceleration of the unamortized deferred financing fees, which is included in loss on extinguishment of debt in the Consolidated Statements of Operations. There were no prepayment penalties associated with the loan.

On December 18, 2014, the Company closed the 2014 Wells Fargo Unsecured Term Loan A, a $150.0 million unsecured term loan with Wells Fargo, which replaced the 2013 Wells Fargo Unsecured Term Loan A. The following table compares the original terms to the amended terms of the 2014 Wells Fargo Term Loan A.

	Original Terms	Amended Terms
Applicable Rates	2013 Wells Fargo Unsecured Term Loan A	2014 Wells Fargo Unsecured Term Loan A
Maturity Date:	Feb-14-2020	Mar-31-2022
Eurodollar Rate(1):	One month-LIBOR + 215.0 bps - 270.0 bps	One month-LIBOR + 165.0 bps - 270.0 bps
Base Rate(1):	Base rate + 115.0 bps - 170.0 bps	Base rate + 65.0 bps - 170.0 bps
Unused Fees:	35.0 bps	—

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio.

The 2014 Wells Fargo Unsecured Term Loan A has a feature that allows the Company to request up to $50.0 million in additional term loans, subject to conditions. The Company incurred $0.8 million in deferred financing fees associated with the closing of the 2014 Wells Fargo Unsecured Term Loan A, which will be amortized over the remaining term of approximately seven years.  This was considered a modification of terms; therefore, the deferred financing fees in the amount of $1.1 million were carried over from the replaced 2013 Wells Fargo Unsecured Term Loan A, which will be amortized over the remaining term of the 2014 Wells Fargo Unsecured Term Loan. The agreement also calls for the financial covenants to be substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed below.

On December 18, 2014, the Wells Fargo Unsecured Term Loan B was amended to reduce the interest rate spreads once the Company’s non-credit-enhanced senior long-term debt is rated by two or more of Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings, to a performance-based spread which will range between 1.40% and 2.35% for LIBOR borrowings and from 0.40% to 1.35% for Base Rate borrowings. The amendment also amends the financial covenants to make them substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

below. The Company has one year from the closing date to draw the funds or the Company will incur a fee equal 0.50% of the undrawn loan amount.

On December 18, 2014, the Company amended the NPA entered into on April 16, 2014. The amended NPA amends the financial covenants to make them substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed below.

On December 18, 2014, the Company entered into an NPA for a $200.0 million private placement by the Operating Partnership of $80.0 million series C 12-Year unsecured notes (“Series C Unsecured Notes”), $100.0 million series D 10-year unsecured notes (“Series D Unsecured Notes”), and $20.0 million series E 12-year unsecured notes (“Series E Unsecured Notes”) (together, the Series A Unsecured Notes, the Series B Unsecured Notes, the Series C Unsecured  Notes, the Series D Unsecured  Notes, and the Series E Unsecured Notes are referred to herein as, the “Unsecured Notes”).  Pursuant to the NPA, borrowings under the Series C Unsecured Notes bear interest at a fixed rate of 4.42%. The Series C Unsecured Notes were issued on December 30, 2014. The Series D Unsecured Notes bear interest at a fixed rate of 4.32%. The Series D Unsecured Notes were subsequently issued on February 20, 2015 (refer to Note 17 for further details). Pursuant to the NPA, borrowings under the Series E Unsecured Notes bear interest at a fixed rate of 4.42%. The Series E Unsecured Notes were subsequently issued on February 20, 2015 (refer to Note 17 for further details). Upon all the funds being drawn, Bank of America, as agent, will receive a placement fee equal to 0.35% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Notes and the obligations under the Unsecured Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and Unsecured Term Loans.

As of December 31, 2014, the Company incurred $0.9 million in deferred financing fees associated with the Unsecured Notes, which will be amortized over the respective 10 and 12 year terms.

2013 Debt Activity

On February 14, 2013, the Company closed a $150.0 million unsecured term loan with Wells Fargo with a maturity date of February 14, 2020. Borrowings under the 2013 Wells Fargo Unsecured Term Loan A bear interest at a floating rate equal to the one‑month LIBOR plus a spread that will range from 2.15% and 2.70%, based on the Company’s consolidated leverage ratio. The spread was 2.15% as of December 31, 2013. The 2013 Wells Fargo Unsecured Term Loan A has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions. The Company incurred $1.4 million in deferred financing fees associated with the closing of the 2013 Wells Fargo Unsecured Term Loan A, which will be amortized over its seven year term. The Company also incurred an annual fee of $50,000 to be amortized over one year. The 2013 Wells Fargo Unsecured Term Loan A has an unused commitment fee equal to 0.35% of its unused portion, which is paid monthly in arrears. During the period February 14, 2013 to December 31, 2013, the Company incurred an unused commitment fee of $0.3 million that was included in interest expense in the Consolidated Statements of Operations.

On October 7, 2013, the Bank of America Unsecured Credit Facility and the Bank of America Unsecured Term Loan were amended to reduce the spreads on the one‑month Eurodollar Rate and the Base Rate and to reduce the unused fee rates. Upon the execution of the amendment, the Company incurred $0.3 million and $0.2 million in deferred financing fees, which will be amortized over the then remaining three and four year terms of the Bank of America Unsecured Credit Facility and Bank of America Unsecured Term Loan, respectively. The amendment was considered a modification of terms; therefore, no deferred financing fees were expensed as a loss on extinguishment of debt. The following table compares the original terms to the amended terms of the Bank of America Unsecured Credit Facility and the Bank of America Unsecured Term Loan.

	Original Terms	Amended Terms
	Unsecured Credit Facility	Unsecured	Unsecured
Applicable Rates	and Unsecured Term Loan	Credit Facility	Term Loan
Eurodollar Rate(1):	L + 165.0 bps - 225.0 bps	L + 145.0 bps - 205.0 bps	L + 140.0 bps - 200.0 bps
Base Rate(1):	Base rate + 65.0 bps - 125.0 bps	Base rate + 45.0 bps - 105.0 bps	Base rate + 40.0 bps - 100.0 bps
Unused Fees:	<50%, 35.0 bps; > 50%, 25.0 bps	<50%, 25.0 bps; > 50%, 20.0 bps	—

(1)	The spread over the applicable rate is based on the Company’s consolidated leverage ratio.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Financial Covenant Considerations

The Company’s ability to borrow under the Unsecured Credit Facility and the Unsecured Term Loans are subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;
•	a maximum secured leverage ratio of not greater than 0.40:1.00;
•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•	a maximum secured recourse debt level of not greater than 0.075:1.00;
•	a minimum fixed charge ratio of not less than 1.50:1.00;
•	a minimum unsecured interest ratio of not less than 1.75:1.00; and
•	a minimum tangible net worth covenant test.

The Unsecured Notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2014.  In the event of a default under the Wells Fargo Unsecured Credit Facility or the Unsecured Term Loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT. The total borrowing capacity on the combined Wells Fargo Unsecured Credit Facility and the Unsecured Term Loans as of December 31, 2014 was $319.0 million.

Each of the Company’s mortgage notes payable has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of December 31, 2014 and December 31, 2013. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was $261.8 million and $262.7 million at December 31, 2014 and December 31, 2013, respectively, and is limited to senior, property level secured debt financing arrangements. The 21 properties held as collateral for the facilities with Connecticut General Life Insurance Company (“CIGNA”) are cross-defaulted and cross-collateralized among the respective facilities.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.32% to 4.27% and 1.57% to 5.24% at December 31, 2014 and December 31, 2013, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage notes payable	$225,347	$237,602	$225,591	$228,996
Unsecured Credit Facility	$131,000	$131,000	$80,500	$80,500
Unsecured Term Loans	$150,000	$150,000	$250,000	$246,083
Unsecured Notes	$180,000	$187,587	$—	$—

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Future Principal Payments of Debt

The following table reflects the Company’s aggregate future principal payments of the Company’s debt at December 31, 2014 (dollars in thousands):

2015	$4,756
2016	13,348
2017	19,551
2018	128,948
2019	132,988
Thereafter	386,448
Total aggregate principal payments	$686,039
Unamortized balance of historical fair value adjustments	308
Total carrying value of debt	$686,347

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

The following table details the Company’s outstanding interest rate swaps as of December 31, 2014 (collectively, the “Unsecured Loan Swaps”) (in thousands):

				Fixed	Variable
Interest Rate		Notional		Interest	Interest
Derivative Counterparty	Trade Date	Amount	Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	$10,000	$57	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	$10,000	$57	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	$25,000	$171	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	$25,000	$189	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-1-2013	$25,000	$314	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	$25,000	$(223)	1.7030%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	$50,000	$(139)	1.6810%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	$25,000	$(511)	1.9925%	One-month L	Feb-14-2020
	Total	$225,000

The Company has established criteria for suitable counterparties in relation to various specific types of risk. The Company only uses counterparties that have a credit rating of no lower than investment grade from Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings or other nationally recognized rating agencies.

On October 24, 2014, the Company entered into two forward starting interest rate swap agreements for a total notional amount of $170.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt.  The forward starting swaps were designated as cash flow hedges of interest rate risk.

The forward starting interest rate swaps were terminated on November 21, 2014. The Company paid a termination payment of $0.4 million to the two counterparties. The forward starting interest rate swaps effectively removed the exposure to the variability in future cash flows of the Series D Unsecured Notes, and the Series C Unsecured Notes and Series E Unsecured Notes at 2.452% and 2.615%, respectively. The settlement value of $0.4 million was recorded in accumulated other comprehensive income in the Consolidated Balance Sheets and will be amortized through interest expense over the life of the respective Unsecured Notes. The Series C Unsecured Notes were issued on December 30, 2014. The Series D Unsecured Notes and the Series E Unsecured Notes were subsequently issued on February 20, 2015 (refer to Note 17 for further details).

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2014, the Company has outstanding variable rate debt of $281.0 million priced at one-month LIBOR plus a spread. The Company has interest rates swaps fixing the one-month LIBOR for a notional amount of $225.0 million. Subsequent to December 31, 2014 (refer to Note 17 for further details), the Company entered into seven interest rates swaps that covered the remaining unhedged debt maturity terms of our Unsecured Term Loans thereby fixing the interest rates of all variable rate debt through debt maturity, with the exception of the Wells Fargo Unsecured Credit Facility.

The fair value of the interest rate swaps outstanding as of December 31, 2014 and December 31, 2013 was as follows (in thousands):

		Notional		Notional
		Amount	Fair Value	Amount	Fair Value
	Balance Sheet	December 31,	December 31,	December 31,	December 31,
	Location	2014	2014	2013	2013
Unsecured Debt Swaps	Interest Rate SwapsAsset	$125,000	$959	$225,000	$3,924
Unsecured Debt Swaps	Interest Rate SwapsLiability	$100,000	$(873)	$—	$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. We use interest rate swaps to fix the rate of our long term floating rate liabilities. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014 and December 31, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified into interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.2 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively (in thousands):

	Year ended December 31,
	2014	2013	2012
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$(6,705)	$3,032	$(608)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$2,508	$1,373	$128
Amount of loss recognized in income on swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

The Company previously entered into an interest rate swap with a notional amount of $141 million that expired on January 31, 2012, which was not designated as a hedge for accounting purposes. The Company recognized gains relating to the change in fair market value of the interest rate swap of $0.2 million for the year ended December 31, 2012, which is included in gain on interest rate swaps on the accompanying Consolidated Statements of Operations.

The Company is exposed to credit risk in the event of non‑performance by the counterparties to the interest rate swaps. The Company minimizes this risk exposure diversifying our interest rate swaps across multiple counterparties, and by limiting those counterparties to major banks and investment brokers who meet established credit and capital guidelines.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Credit‑risk‑related Contingent Features

As of December 31, 2014, the fair values of eight of the 11 of the Company’s interest rate swaps were in an asset position of $1.0 million and three interest rate swaps were in a liability position of $0.8 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $26,000 and $29,000, respectively, as of December 31, 2014. Accrued interest expense for all 11 swaps was $0.2 million as of December 31, 2014.  As of December 31, 2014, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at December 31, 2014, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position at its termination value of $1.0 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of December 31, 2014 and December 31, 2013, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements as of
		December 31, 2014 Using Level:
	December 31,
	2014	Level 1	Level 2	Level 3
Assets (liabilities):
Interest Rate Swaps	$959	$—	$959	$—
Interest Rate Swaps	$(873)	$—	$(873)	$—

		Fair Value Measurements as of
		December 31, 2013 Using Level:
	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Interest Rate Swaps	$3,924	$—	$3,924	$—

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

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock and Series B Preferred Stock prior to November 2, 2016 and April 16, 2018, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The table below sets forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the years ended December 31, 2014 and December 31, 2013:

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2014	Declaration Date	Per Share	Per Share	Date Paid
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total 2014		$2.25	$1.6562500

		Series A	Series B
		Preferred Stock	Preferred Stock
Amount Declared During Quarter Ended 2013	Declaration Date	Per Share	Per Share		Date Paid
December 31	November 1, 2013	$0.5625	$0.4140625		December 31, 2013
September 30	August 2, 2013	0.5625	0.4140625		September 30, 2013
June 30	May 6, 2013	0.5625	0.3450500	(1)	July 1, 2013
March 31	March 1, 2013	0.5625	—		April 1, 2013
Total 2013		$2.25	$1.1731750

(1)	Series B Preferred Stock is prorated for April 16, 2013 to June 30, 2013.

Common Stock

In 2014, the Company continued to utilize its “at the market” (“ATM”) program as its primary source of equity capital.  As a supplement to the ATM activity, the Company also executes marketed overnight common stock offerings.  The Company will continue to rely on the ATM in the future as its primary source of equity and will execute discrete offerings as required.

On December 14, 2012, the Company established an ATM stock offering program (“2012 $75 million ATM”) through which it may sell from time to time up to an aggregate of $75.0 million of its common stock through sales agents.  As of December 31, 2014, there was no remaining common stock available to be sold under the 2012 $75 million ATM.

On March 10, 2014, the Company established an ATM stock offering program (“2014 $150 million ATM”) through which it may sell from time to time up to an aggregate of $150.0 million of its common stock through sales agents.  As of December 31, 2014, there was approximately $17.3 million of common stock available to be sold under the 2014 $150 million ATM.

On September 10, 2014, the Company established an ATM stock offering program (“2014 $200 million ATM”) through which it may sell from time to time up to an aggregate of $200.0 million of its common stock through sales agents.  As of December 31, 2014, there was approximately $165.0 million of common stock available to be sold under the 2014 $200 million ATM.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

The table below sets forth the activity for the ATM common stock offering programs during the years ended December  31, 2014 and December 31, 2013 (in millions, except share data):

	Year ended December 31, 2014
	Shares	Price	Gross	Sales	Net
	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35.0	$0.5	$34.5
2014 $150 million ATM	5,760,651	$23.03	132.7	2.0	130.7
2012 $75 million ATM	661,930	$22.47	14.9	0.2	14.7
Total ATM	8,081,376	$22.60	$182.6	$2.7	$179.9

	Year ended December 31, 2013
	Shares	Price	Gross	Sales	Net
	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2012 $75 million ATM	2,672,692	$20.48	$54.7	$0.8	$53.9
Total ATM	2,672,692	$20.48	$54.7	$0.8	$53.9

The table below sets forth the activity for the underwritten public common stock offerings during the year ended December 31, 2014 (in millions, except share data):

			Price	Gross	Underwriters	Net
Closing Date	Shares		Per Share	Proceeds	Discount (2)	Proceeds
October 20, 2014	6,325,000	(1)	$21.20	$134.1	$5.7	$128.4

(1)	Includes 825,000 shares issued pursuant to the full exercise of the underwriters’ option.
(2)

In addition to the underwriter’s discount, we incurred direct offering costs of $0.2 million, which are reflected as a reduction to additional paid‑in capital on the Consolidated Balance Sheets of the Company.

The table below sets forth the activity for the underwritten public common stock offerings during the year ended December 31, 2013 (in millions, except share data):

			Price	Gross	Underwriters	Net
Closing Date	Shares		Per Share	Proceeds	Discount (2)	Proceeds
January 22, 2013	6,284,152	('1)	$18.30	$115.0	$4.9	$110.1

(1)	Includes 819,672 shares issued pursuant to the full exercise of the underwriters’ option.
(2)

In addition to the underwriter’s discount, we incurred direct offering costs of $0.2 million, which are reflected as a reduction to additional paid‑in capital on the Consolidated Balance Sheets of the Company.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Dividends

The table below sets forth the dividends attributable to the common stock during the year ended December 31, 2014 and the year ended December 31, 2013:

Amount Declared During 2014	Declaration Date	Per Share	Date Paid
Month ended December 31	July 29, 2014	$0.11	January 15, 2015
Month ended November 30	July 29, 2014	0.11	December 15, 2014
Month ended October 31	July 29, 2014	0.11	November 17, 2014
Month ended September 30	May 5, 2014	0.11	October 15, 2014
Month ended August 31	May 5, 2014	0.11	September 15, 2014
Month ended July 31	May 5, 2014	0.11	August 15, 2014
Month ended June 30	February 21, 2014	0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total 2014		$1.29

Amount Declared During 2013	Declaration Date	Per Share	Date Paid
Month ended December 31	September 24, 2013	$0.10	January 15, 2014
Month ended November 30	September 24, 2013	0.10	December 16, 2013
Month ended October 31	September 24, 2013	0.10	November 15, 2013
Quarter ended September 30	August 2, 2013	0.30	October 15, 2013
Quarter ended June 30	May 6, 2013	0.30	July 15, 2013
Quarter ended March 31	March 1, 2013	0.30	April 15, 2013
Total 2013		$1.20

On October 30, 2014, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2015, February 28, 2015 and March 31, 2015 at a monthly rate of $0.1125 per share of common stock, which is an increase of 12.5% from the common stock dividend at December 31, 2013.

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

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
December 31	January 15, 2015	3,298	$87,000
September 30	October 15, 2014	3,958	88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total 2014		14,200	$341,000

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Service During Quarter Ended 2013	Grant Date	Shares	Fair Value
December 31	January 15, 2014	2,554	$52,000
September 30	October 15, 2013	2,607	53,000
June 30	July 15, 2013	2,602	53,000
March 31	April 15, 2013	2,418	52,000
Total 2013		10,181	$210,000

Restricted Stock‑Based Compensation

Pursuant to the 2011 Plan, the Company grants shares of restricted common stock to certain employees of the Company.  The shares of restricted common stock are subject to time-based vesting and will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary date of the grant. The vesting schedule for the shares of restricted common stock subsequently granted on January 12, 2015 was modified; refer to Note 17 for further details. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted common stock (in millions, except share data):

			Unrecognized
			Compensation
	Shares		Expense
Unvested at December 31, 2012	150,114		$1.5
Granted	106,268	(1)	N/A
Vested	(32,012)		N/A
Forfeited	(9,981)		N/A
Unvested at December 31, 2013	214,389		$2.5
Granted	103,149	(2)	N/A
Vested	(51,885)		N/A
Forfeited	(1,737)		N/A
Unvested at December 31, 2014	263,916		$3.4	(3)

(1)	The grant date fair value per share was $18.11.
(2)	The grant date fair value per share was $20.13.
(3)	The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.3 years.

The following table summarizes the fair value at vesting date for the restricted common stock vested during the period (in millions, except share data):

	For the year ended December 31,
	2014	2013	2012
Restricted common stock vested awards	51,885	32,012	16,161
Fair value of restricted common stock vested	$1.1	$0.6	$0.2

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Noncontrolling Interest

Noncontrolling interests in the Company are interests in the Operating Partnership that are not owned by the Company and consist of Common Units and LTIP units.  The table below summarizes the activity:

			Noncontrolling
	Common Units	LTIP Units	Interest
Balance at December 31, 2012	5,743,958	413,551	14.71%
Conversions from LTIP Units to Common Units	1,656	(1,656)	N/A
Redemptions from Common Units to Common Stock	(2,186)	—	N/A
Issuance/grant	555,758	187,569	N/A
Forfeitures	—	—	N/A
Balance at December 31, 2013	6,299,186	599,464	13.35%
Conversions from LTIP Units to Common Units	12,000	(12,000)	N/A
Redemptions from Common Units to Common Stock	(5,105,584)	—	N/A
Issuance/grant	—	719,572	N/A
Forfeitures	—	—	N/A
Redemption of Common Units for cash	(80,789)	—	N/A
Balance at December 31, 2014	1,124,813	1,307,036	3.64%

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

Subsequent to December 31, 2014, in connection with the acquisition of a property, the Company granted Common Units of the Operating Partnership as partial consideration for the property acquired. Refer to Note 17 for further details.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership.  LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP units vest quarterly over five years. The vesting schedule for the LTIP units subsequently granted on January 12, 2015 was modified; refer to Note 17 for further details. Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of the Common Unit.  As of December 31, 2014, 1,209,478 of the 1,307,036 outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

On February 7, 2014, Gregory W. Sullivan, the Company’s former Chief Financial Officer, Executive Vice President and Treasurer, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a consulting agreement, which had an effective date of April 29, 2014, pursuant to which Mr. Sullivan will act as a Senior Financial Advisor to the Company for one year.  The consulting agreement modified the vesting terms of Mr. Sullivan’s LTIP units previously granted to him as well as the vesting provisions of his share of the Company’s 2011 Outperformance Program (“OPP”) (refer to Note 14 for further details on the OPP) that was measured on September 19, 2014.  At the time of Mr. Sullivan’s contract expiration, he had 82,804 unvested LTIP units and a 14% allocation of the OPP. The modification to the terms of Mr. Sullivan’s LTIP units and his share of the previously unrecognized compensation expense associated with the OPP were considered a Type III modification, with non-substantive services, in accordance with ASC 718. Accordingly, his unvested LTIP units and his share of the previously unrecognized compensation expense associated with OPP were valued on the effective date of the consulting agreement for $2.0 million and $0.2 million, respectively, and these amounts were expensed upon the effective date of the consulting agreement and included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  The Company expensed dividends in the amount of $0.1 million previously paid to Mr. Sullivan on the unvested LTIP units and this amount is also included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  Additionally, the Company incurred $0.7 million of general and administrative expenses during the year ended December 31, 2014 related to his salary, bonus and other benefits that will be received over the term of the consulting agreement.

On May 12, 2014, the Company executed an employment agreement with Geoffrey G. Jervis to serve as the Company’s Chief Financial Officer, Executive Vice President and Treasurer for a term of three years.  On July 1, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.3 million, which equated to 14,850 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on September 30, 2014.  Additionally on July 1, 2014, pursuant to the 2011 Plan, Mr. Jervis was granted LTIP units equal in value to $1.2 million, which equated to 52,106 LTIP units, which will vest at the end of a three-year term, running concurrently with the initial term of the employment agreement, which ends on June 30, 2017.

On September 8, 2014, Kathryn Arnone, Executive Vice President, General Counsel and Secretary of the Company, informed the board of directors of her decision to resign from the Company effective December 31, 2014. On December 15, 2014, Ms. Arnone informed the board of directors that she was resigning immediately. In connection with her resignation, and pursuant to the terms of the LTIP unit agreements (which terms provide for acceleration of vesting in the case of employment termination due to illness), her outstanding unvested LTIP Units vested immediately upon her resignation. The Company accelerated the expense recognition of Ms. Arnone’s unvested LTIP units in the amount of $0.9 million, which is included in general and administrative expenses for the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.

On September 8, 2014, the Company executed an employment agreement, effective October 27, 2014, with Jeffrey M. Sullivan to serve as the Company’s Executive Vice President, General Counsel, and Secretary for a term of three years commencing on January 1, 2015.  During the period October 27, 2014 to December 31, 2014, Mr. Sullivan acted as a Special Legal Advisor to the Company.  On October 27, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.1 million, which equated to 4,006 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on December 31, 2014.  Additionally on October 27, 2014, pursuant to the 2011 Plan, Mr. Sullivan was granted LTIP units equal in value to $0.6 million, which equated to 26,596 LTIP units, which will vest at the end of the initial term of the Employment Agreement on December 31, 2017.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at grant date.  The table below sets forth the assumptions used in valuing such LTIP units (dollars in millions):

	January 3, 2013	January 2, 2014	July 1, 2014	October 27, 2014
Expected term(years)	10	10	10	10
Expected volatility	45%	40%	40%	20%
Expected dividend yield	6%	6%	6%	6%
Risk-free interest rate	1.97%	0.79%	0.79%	0.48%
Fair value of LTIP units at issuance	$3.3	$4.3	$1.5	$0.7
LTIP units at issuance	187,569	224,424	66,956	30,602
Fair value price per LTIP unit at issuance	$18.11	$20.13	$24.03	$23.79

The following table summarizes activity related to the Company’s LTIP units (in millions, except unit data):

			Unrecognized
			Compensation
	Units		Expense
Unvested at December 31, 2012	301,043		$3.5
Granted	187,569		N/A
Vested	(119,852)		N/A
Forfeited	—		N/A
Unvested at December 31, 2013	368,760		$5.2
Granted/Issued	719,572		N/A
Vested	(639,445)	(1)	N/A
Forfeited	—		N/A
Unvested at December 31, 2014	448,887		$7.0	(3)

(1)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the OPP (see Note 14 for further details).
(2)	The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.2 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in millions, except unit data):

	For the year ended December 31,
	2014	2013	2012
LTIP units vested awards	639,445	119,852	82,440
Fair value of awards vested	$14.1	$2.4	$1.3

9. Future Minimum Rents

The Company’s properties are leased to tenants under triple net, modified, and gross leases. Minimum contractual lease payments receivable, excluding tenant reimbursement of expenses, under non‑cancelable operating leases, including any bargain renewal terms, in effect as of December 31, 2014 are approximately as follows (in thousands):

2015	$170,051
2016	153,264
2017	126,669
2018	95,960
2019	69,783
Thereafter	190,248

No single tenant represented more than 5% of the Company’s total rental income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. During the years ended December 31, 2014, December 31, 2013 and December 31, 2012, there were 268,894,  218,934 and 155,488, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively (in thousands, except share data).

Year ended
December 31, 2014
Numerator
Net loss from continuing operations	$(5,039)
Less: preferred stock dividends	10,848
Less: amount allocated to unvested restricted stockholders	345
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,014)
Loss from continuing operations attributable to common stockholders	$(15,218)
Denominator
Weighted average common shares outstanding—basic and diluted	54,086,345
Loss per share—basic and diluted	$(0.28)

Year ended
December 31, 2013
Numerator
Net income from continuing operations	$106
Less: preferred stock dividends	9,495
Less: amount allocated to unvested restricted stockholders	262
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,267)
Loss from continuing operations attributable to common stockholders	$(8,384)
Income attributable to discontinued operations	$4,796
Less: income attributable to noncontrolling interest after preferred stock dividends	647
Income from discontinued operations attributable to common stockholders	$4,149
Denominator
Weighted average common shares outstanding—basic and diluted	42,364,125
Loss from continuing operations attributable to common stockholders	$(0.20)
Income from discontinued operations attributable to common stockholders	$0.10
Loss per share—basic and diluted	$(0.10)

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Year ended
December 31, 2012
Numerator
Net loss from continuing operations	$(7,817)
Less: preferred stock dividends	6,210
Less: amount allocated to unvested restricted stockholders	122
Less: loss attributable to noncontrolling interest after preferred stock dividends	(3,180)
Loss from continuing operations attributable to common stockholders	$(10,969)
Loss attributable to discontinued operations	$(2,382)
Less: income attributable to noncontrolling interest after preferred stock dividends	(540)
Loss from discontinued operations attributable to common stockholders	$(1,842)
Denominator
Weighted average common shares outstanding—basic and diluted	25,046,664
Loss from continuing operations attributable to common stockholders	$(0.44)
Loss from discontinued operations attributable to common stockholders	$(0.07)
Loss per share—basic and diluted	$(0.51)

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

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees and a one-time incentive fee if certain performance thresholds are met. On June 15, 2012, the Company acquired six industrial properties for an aggregate purchase price of approximately $30.0 million directly from Columbus Nova that are subject to the one-time incentive fee. To the extent the Company has received a 10% internal rate of return on its invested equity on May 31, 2017, Columbus Nova will earn 20% of the returns exceeding the 10% internal rate of return. The returns will be calculated based on distributions from June 15, 2012 through May 31, 2017 and a hypothetical liquidation of the ending value of the properties owned at May 31, 2017 to be valued by third party appraisers. The fee, if any, will be paid in common stock or cash at the Company's discretion and subject to certain conditions. The fair value of the incentive fee will be measured at each balance sheet date and, to the extent there is value in the incentive fee, it will be recognized as a liability. The hypothetical liquidation of the ending value of the properties was determined using a discounted cash flow analysis. The estimated cash flows used are based on the Company plans for the property and views of market and economic conditions. The estimates consider items such as market capitalization rates, discount rates, current and future rental rates, estimated operating and capital expenditures, and estimated downtime. These estimates are prepared using known data at comparable Company owned properties as well market data obtained from third party sources such as real estate leasing and brokerage firms. As of December 31, 2014 and December 31, 2013, respectively, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5%, exit capitalization rate of 9.8%, and annual market rent and expense growth rates of 1% to 3%.

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of the fixed non‑cancelable ground leases and operating leases, including any bargain renewal terms, under which the Company is the lessee as of December 31, 2014 are as follows (in thousands):

2015(1)	$1,433
2016(1)	1,201
2017(1)	1,029
2018(1)	1,134
2019(1)	1,166
Thereafter(1)	8,080

(1)	Future minimum rent payments do not include estimates of CPI rent changes required by the lease agreements. F-40

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

Therefore, actual minimum rental payments may differ than those presented.

12. Concentrations of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 5% of annualized base rental revenue, defined as the contractual monthly base rent as of December 31, 2014 multiplied by twelve, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.  Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Automotive, Industrial Equipment, Component and Metals, and Containers & Packaging. There is no tenant industry in the Company’s portfolio that is greater than 13% of annualized base rental revenue.

13. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual salary. The Company’s aggregate matching contribution for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $0.2 million, $0.1 million and $0.1 million, respectively. The Company’s contribution is subject to a three-year vesting schedule.

14. Equity Incentive Plan

On April 1, 2011, the Company adopted, and the Company’s stockholders approved, the 2011 Plan. The 2011 Plan provides for the issuance of equity‑based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on shares of the Company’s common stock, such as LTIP units in the Operating Partnership, that may be made by the Company directly to the executive officers, directors, employees and other individuals providing bona fide services to or for the Company.

Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company’s common stock that were available for issuance under awards granted was 1,755,187 shares. At their annual meeting on May 6, 2013, the stockholders of the Company approved an amendment to the 2011 Plan that increased the number of shares of common stock that may be awarded under the 2011 Plan by 1,887,274 shares to an aggregate of 3,642,461 shares (7.5% of the shares of common stock and common units (including LTIP units) issued and outstanding as of March 27, 2013). Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one‑for‑one basis.

Each stock option and stock appreciation right granted under the 2011 Plan will have a term of no longer than 10 years, and will have an exercise price that is no less than 100% of the fair market value of the Company’s common stock on the date of grant of the award. Stock appreciation rights confer on the participant the right to receive cash, common stock or other property, as determined by the 2011 Plan administrator, equal to the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of the stock appreciation right.

The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules. The 2011 Plan expires on March 31, 2021.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

On September 20, 2011, the compensation committee of the Company’s board of directors approved the OPP under the 2011 Plan to provide key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company.

Recipients of awards under the OPP would share in an outperformance pool if the Company’s total stockholder return, including both share appreciation and dividends, exceeded an absolute hurdle over a three‑year measurement period from September 20, 2011 to September 20, 2014 (the “measurement period”), based on a beginning value of $12.50 per share of the Company’s common stock as well as a relative hurdle based on the MSCI US REIT Index. The aggregate reward for all recipients collectively was capped at $10.0 million.

Provided the Company’s increase in cumulative absolute total stockholder return over the measurement period equaled or exceeded 25% (the “threshold percentage”), the outperformance pool consisted of 10% of the excess total stockholder return above a relative total stockholder return hurdle. The hurdle was equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period.

Each participant’s award under the OPP was designated as a specified percentage of the aggregate outperformance pool. If the threshold percentage and return hurdle were achieved at the end of the measurement period, the outperformance pool would be calculated and then allocated to the award recipients. The OPP provided that awards would be paid in the form of fully vested shares of the Company’s common stock, or, with the award recipient’s consent, other securities or cash.

At inception of the OPP, the awards were valued at approximately $1.2 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black‑Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff was calculated at the settlement date, which was then discounted to the award date at a risk‑free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk‑free interest and (ii) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk‑neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 55% and 59.3%, respectively, and a risk free rate of 0.3423%. The expense associated with the value of the OPP awards was amortized on a straight-line basis over the measurement period.

The following table summarizes the amount recorded in general and administrative expenses in our Consolidated Statement of Operations for the amortization of restricted stock, LTIP units and the OPP (in millions):

	For the year ended December 31,
	2014		2013
Restricted Stock	$1.2		$0.8
LTIP Units	3.4	(1)	1.6
OPP	0.3	(2)	0.4
Total Equity Compensation Expense	$4.9		$2.8

(1)

Inclusive of $2.0 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for Mr. Sullivan’s consulting agreement discussed in Note 8.  Inclusive of $0.9 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for Ms. Arnone’s acceleration of LTIP units discussed in Note 8.

(2)	Inclusive of $0.2 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for Mr. Sullivan’s consulting agreement discussed in Note 8.

On September 19, 2014, the Company’s three-year measurement period pursuant to the OPP concluded.  It was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle and the maximum pool amount of $10.0 million was awarded to the participants. The compensation committee of the Company’s board of

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

directors approved the issuance of 397,590 vested LTIP units and 43,657 vested shares of common stock to participants of the OPP.

At December 31, 2014 and December 31, 2013, the number of shares available for issuance under the 2011 Plan was 1,867,738 and 2,778,779, respectively. The December 31, 2013 number of shares available for issuance under the 2011 Plan did not include an allocation for the OPP as the awards were not determinable as of December 31, 2013.

15. Related‑Party Transactions

The Company’s initial public offering (“IPO”) on April 20, 2011, represented the roll-up of the substantial majority of the assets of several private, externally-advised real estate funds investing in single-tenant industrial real estate in the United States, including the funds identified below as Fund III and Fund IV.  The roll-up included the affiliated management companies that advised the funds and excluded the assets of another affiliated real estate fund that also invested in industrial real estate (referred to below as Fund II).  In connection with the IPO, a wholly owned subsidiary of the Company, STAG Industrial Management, LLC (the “Manager”), entered into service agreements with the funds that participated in the IPO and remained in existence and the fund that did not participate in the IPO.

The Manager is performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully‑invested fund that is an affiliate of the Company and owned 28 buildings with approximately 6.3 million rentable square feet as of December 31, 2014. The Manager is paid an annual asset management fee based on the equity investment in the Fund assets, which is 1.25% of the equity investment. In June 2013, Fund II and the Company amended the Service Agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of $0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, the Company had a receivable in the amount of $0 and $0.2 million related to the asset management fee income included within due from related parties on the accompanying Consolidated Balance Sheets, respectively.

The Company’s “predecessor” for accounting purposes is STAG Predecessor Group, which is not a legal entity, but a collection of real estate entities that were owned by STAG Investments III, LLC (“Fund III”) prior to the Company’s IPO. At the time of the formation transactions in connection with the IPO, three vacant properties owned by Fund III were not contributed to the Company (the “Option Properties”). The Manager had entered into a services agreement with Fund III pursuant to which it would manage the Option Properties for an annual fee of $30,000 per property, and would provide the limited administrative services (including preparation of reports for the Fund III lender and investors, bookkeeping, tax and accounting services) that Fund III will require, for an annual fee of $20,000. As the last remaining Option Property was sold in 2013, the Manager only received the annual fee of $20,000 until Fund III’s liquidation. Fund III ceased operations and was liquidated on December 31, 2014 and, as a result, the Manager no longer receives an annual fee.

In connection with the Company’s IPO, STAG Investments IV, LLC (“Fund IV”) contributed all of its real estate assets to the Company. The Manager had entered into a services agreement with Fund IV pursuant to which it would provide the limited administrative services (including preparation of reports for the Fund IV investors, bookkeeping, tax and accounting services) that Fund IV would require until its liquidation for an annual fee of $20,000. Fund IV was liquidated on September 10, 2012 and, as a result, the Manager no longer receives an annual fee.

On October 9, 2012, the Company acquired 31 industrial properties representing 4.3 million square feet for a purchase price of $127.6 million from STAG Investments Holdings II, LLC, a wholly owned subsidiary of Fund II, which are related parties of the Company through common management. A special committee of independent members of the board of directors was formed to address conflicts arising from the common management. The special committee engaged its independent counsel and broker to manage the acquisition. On October 31, 2012, the Company acquired one additional industrial property from Fund II for a purchase price of $5.0 million. At December 31, 2012, the due from related parties on the accompanying Consolidated Balance Sheets included $0.2 million due from the Fund related to a true‑up of final settlement statement pro‑rations, and the amount was subsequently received on February 27, 2013. On April 5, 2013, the Company acquired an additional industrial property from Fund II for the purchase price of $6.2 million. The acquisitions were funded using draws from the Unsecured Credit Facility.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013 (in thousands, except for per share data).

	STAG Industrial, Inc.
	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Total revenue	$50,033	$42,358	$41,682	$39,743
Income (loss) from continuing operations	$(2,644)	$251	$(2,666)	$(29)
Net loss attributable to the common stockholders	$(5,244)	$(2,458)	$(5,151)	$(2,415)
Loss per share—basic and diluted	$(0.08)	$(0.04)	$(0.10)	$(0.05)

	STAG Industrial, Inc.
	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Total revenue	$37,418	$34,644	$31,842	$29,988
Income (loss) from continuing operations	$1,126	$265	$(738)	$(547)
Net income (loss) attributable to the common stockholders	$2,098	$(2,147)	$(2,410)	$(1,775)
Income (loss) per share—basic and diluted	$0.05	$(0.05)	$(0.06)	$(0.04)

17. Subsequent Events

GAAP requires an entity to disclose certain events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). No significant recognized subsequent events were noted. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”).

The following non-recognized subsequent events are noted:

On January 8, 2015, the Company into seven swap agreements with a total notional of $300 million to hedge the risk of changes in the interest related cash flows associated with our Unsecured Term Loans.  The outstanding swaps were designated as cash flow hedges.

On January 12, 2015, the Company granted a total of 207,109 LTIP units to certain executive officers and senior employees, 15,960 LTIP units to non‑employee, independent directors, and 94,290 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The LTIP units granted to certain senior executive officers will vest quarterly over three years. The LITP units granted to non-employee, independent directors will vest on the one year anniversary from the grant date. The restricted shares of common stock will vest in three equal installments on each anniversary of the date of grant.

On January 12, 2015, the compensation committee (the “Committee”) of the board of directors of the Company approved the 2015 Outperformance Program (the “Program”) under the Company’s 2011 Plan, to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company and its affiliates. The Program utilizes total stockholder return over a three-year measurement period ending January 1, 2018, as the performance measurement. The Program is similar to a program adopted by the Committee in 2011 for a three-year period ended September 20, 2014.

On January 22, 2015, the Company acquired an approximately 503,490 square foot warehouse and distribution facility located in Burlington, NJ. The purchase price was $34.3 million, excluding closing costs, and was funded by using cash

STAG Industrial, Inc.

Notes to Consolidated Financial Statements (Continued)

on hand and granting 812,676 Common Units in the Operating Partnership with a fair value of $21.9 million. The issuance of the Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Common Units.  Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On February 20, 2015, the Company issued the Series D Unsecured Notes and the Series E Unsecured Notes in the amounts of $100 million and $20 million, respectively (see Note 5 for further details).

STAG Industrial, Inc.

Schedule 2—Valuation and Qualifying Accounts

December 31, 2014

(in thousands)

Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning	Costs and	Amounts	Balance at
	of Period	Expenses	Written Off	End of Period
12/31/2014	$19	$104	$(19)	$104
12/31/2013	$—	$19	$—	$19

STAG Industrial, Inc.

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2014

(in thousands)

				Costs
				Capitalized
				Subsequent
				to
		Building and		Acquisition	Building
		Tenant		and	Improvements					Depreciable
		Improvements		Valuation	and			Accumulated		Lives
City/State	Encumbrances(1)	(initial cost)	Land	Provision	Equipment	Land	Total	Depreciation	Acq Date	(Years)
Albion, IN	$-	93	67	$-	$93	$67	$160	$(19)	2006	(2)
Albion, IN	-	932	103	-	932	$103	$1,035	(194)	2006	(2)
Albion, IN	-	1,107	55	-	1,107	$55	$1,162	(231)	2006	(2)
Albion, IN	-	970	332	-	970	$332	$1,302	(202)	2006	(2)
Albion, IN	-	1,397	52	-	1,397	$52	$1,449	(291)	2006	(2)
Albion, IN	-	1,528	126	-	1,528	$126	$1,654	(319)	2006	(2)
Kendallville, IN	-	1,510	142	-	1,510	$142	$1,652	(315)	2006	(2)
Albion, IN	-	710	187	-	710	$187	$897	(148)	2006	(2)
Alexandria, MN	-	5,855	960	151	6,006	$960	$6,966	(546)	2011	(2)
Appleton, WI	-	3,765	495	360	4,125	$495	$4,620	(805)	2007	(2)
Arlington, TX	-	2,374	413	35	2,409	$413	$2,822	(455)	2007	(2)
Arlington, TX	-	6,151	1,246	-	6,151	$1,246	$7,397	(471)	2012	(2)
Atlanta, GA	-	7,437	917	298	7,735	$917	$8,652	(557)	2012	(2)
Avon, CT	-	2,750	336	-	2,750	$336	$3,086	(208)	2012	(2)
Belfast, ME	-	10,728	1,883	383	11,111	$1,883	$12,994	(1,258)	2011	(2)
Belvidere, IL	-	3,956	733	-	3,956	$733	$4,689	(212)	2013	(2)
Belvidere, IL	-	3,436	1,310	-	3,436	$1,310	$4,746	(248)	2013	(2)
Belvidere, IL	-	2,310	538	-	2,310	$538	$2,848	(137)	2013	(2)
Belvidere, IL	-	6,899	670	-	6,899	$670	$7,569	(315)	2013	(2)
Belvidere, IL	-	4,321	668	-	4,321	$668	$4,989	(246)	2013	(2)
Belvidere, IL	-	3,730	866	-	3,730	$866	$4,596	(199)	2013	(2)
Belvidere, IL	-	2,808	586	-	2,808	$586	$3,394	(182)	2013	(2)
Belvidere, IL	-	8,340	1,542	-	8,340	$1,542	$9,882	(520)	2013	(2)
Belvidere, IL	-	71	216	-	71	$216	$287	(32)	2013	(2)
Boardman, OH	-	3,473	282	611	4,084	$282	$4,366	(765)	2007	(2)
Boardman, OH	-	1,979	192	359	2,338	$192	$2,530	(396)	2007	(2)
Buena Vista, VA	-	2,500	534	-	2,500	$534	$3,034	(200)	2012	(2)
Buffalo, NY	-	2,924	146	-	2,924	$146	$3,070	(210)	2012	(2)
Canton, OH	-	5,078	586	128	5,206	$586	$5,792	(1,142)	2007	(2)
Catoosa, OK	-	3,937	-	-	3,937	$—	$3,937	(193)	2013	(2)
Charlotte, NC	(12,365)	10,239	3,535	1,197	11,436	$3,535	$14,971	(1,390)	2011	(2)
Charlotte, NC	(15,609)	12,818	2,734	161	12,979	$2,734	$15,713	(1,741)	2011	(2)
Cheektowaga, NY	-	2,757	216	422	3,179	$216	$3,395	(387)	2011	(2)
Chesterfield, MI	-	1,169	207	62	1,231	$207	$1,438	(331)	2007	(2)
Chesterfield, MI	-	798	150	89	887	$150	$1,037	(154)	2007	(2)
Chesterfield, MI	-	802	151	204	1,006	$151	$1,157	(184)	2007	(2)
Chesterfield, MI	-	5,304	942	972	6,276	$942	$7,218	(1,468)	2007	(2)
Chicopee, MA	-	5,867	504	-	5,867	$504	$6,371	(437)	2012	(2)
Chippewa Falls, WI	-	2,303	133	-	2,303	$133	$2,436	(211)	2011	(2)
Chippewa Falls, WI	-	544	44	-	544	$44	$588	(49)	2011	(2)
Cincinnati, OH	-	5,172	384	1,751	6,923	$384	$7,307	(1,386)	2007	(2)
Cleveland, TN	(2,918)	3,161	554	84	3,245	$554	$3,799	(354)	2011	(2)
West Columbia, SC	-	6,988	715	151	7,139	$715	$7,854	(379)	2013	(2)
Conyers, GA	(3,869)	4,142	969	80	4,222	$969	$5,191	(474)	2011	(2)
Dallas, GA	-	1,712	475	-	1,712	$475	$2,187	(136)	2012	(2)
LaGrange, GA	-	3,175	240	243	3,418	$240	$3,658	(437)	2011	(2)
Danville, KY	-	11,814	965	1,063	12,877	$965	$13,842	(1,481)	2011	(2)
Daytona Beach, FL	-	875	1,237	1,297	2,172	$1,237	$3,409	(399)	2007	(2)
Dayton, OH	-	3,055	391	1,594	4,649	$391	$5,040	(768)	2007	(2)
DeKalb, IL	-	4,568	489	-	4,568	$489	$5,057	(254)	2013	(2)
De Pere, WI	-	6,144	525	-	6,144	$525	$6,669	(463)	2012	(2)
Duncan, SC	-	11,352	1,002	104	11,456	$1,002	$12,458	(913)	2012	(2)
Duncan, SC	-	6,928	709	-	6,928	$709	$7,637	(629)	2012	(2)
Edgefield, SC	-	938	220	750	1,688	$220	$1,908	(115)	2012	(2)
Elkhart, IN	-	210	25	-	210	$25	$235	(39)	2007	(2)
Elkhart, IN	-	3,567	422	161	3,728	$422	$4,150	(729)	2007	(2)
El Paso, TX	-	3,096	-	552	3,648	$—	$3,648	(268)	2012	(2)
East Windsor, CT	(3,268)	4,713	348	447	5,160	$348	$5,508	(631)	2012	(2)
Fairfield, VA	-	2,274	295	177	2,451	$295	$2,746	(538)	2007	(2)
Farmington, NY	-	5,342	410	20	5,362	$410	$5,772	(1,042)	2007	(2)
Franklin, IN	-	12,042	2,479	13	12,055	$2,479	$14,534	(1,122)	2012	(2)
Fort Worth, TX	(2,236)	2,965	389	-	2,965	$389	$3,354	(356)	2011	(2)
Gahanna, OH	(3,445)	4,191	1,265	1,258	5,449	$1,265	$6,714	(586)	2011	(2)
Georgetown, KY	(2,401)	2,183	875	-	2,183	$875	$3,058	(295)	2011	(2)
Gloversville, NY	(794)	1,299	117	-	1,299	$117	$1,416	(89)	2012	(2)
Gloversville, NY	(1,283)	2,613	151	-	2,613	$151	$2,764	(214)	2012	(2)
Gloversville, NY	(1,161)	1,790	130	-	1,790	$130	$1,920	(174)	2012	(2)
Gloversville, NY	(916)	1,514	154	13	1,527	$154	$1,681	(127)	2012	(2)

				Costs
				Capitalized
				Subsequent
				to
		Building and		Acquisition	Building
		Tenant		and	Improvements					Depreciable
		Improvements		Valuation	and			Accumulated		Lives
City/State	Encumbrances(1)	(initial cost)	Land	Provision	Equipment	Land	Total	Depreciation	Acq Date	(Years)
Golden, CO	$-	6,164	742	67	$6,231	$742	$6,973	$(326)	2013	(2)
Goshen, IN	(6,277)	6,509	1,442	201	6,710	$1,442	$8,152	(772)	2011	(2)
Greenwood, SC	(1,649)	1,848	166	-	1,848	$166	$2,014	(134)	2012	(2)
Greenwood, SC	(1,405)	1,232	169	4	1,236	$169	$1,405	(104)	2012	(2)
Gresham, OR	(9,099)	8,703	1,730	479	9,182	$1,730	$10,912	(935)	2011	(2)
Gurnee, IL	-	4,902	1,337	129	5,031	$1,337	$6,368	(547)	2012	(2)
Hampstead, MD	-	34,969	780	-	34,969	$780	$35,749	(1,488)	2013	(2)
Harrisonburg, VA	-	11,179	1,455	-	11,179	$1,455	$12,634	(659)	2012	(2)
Harvard, IL	-	2,980	1,157	-	2,980	$1,157	$4,137	(224)	2013	(2)
St. Louis, MO	(6,103)	5,815	1,382	30	5,845	$1,382	$7,227	(815)	2011	(2)
Holland, MI	-	5,119	489	617	5,736	$489	$6,225	(1,126)	2007	(2)
Holland, MI	(3,408)	3,475	279	60	3,535	$279	$3,814	(304)	2012	(2)
Holland, MI	-	3,772	497	253	4,025	$497	$4,522	(689)	2007	(2)
Houston, TX	-	7,790	2,255	-	7,790	$2,255	$10,045	(413)	2013	(2)
Huntersville, NC	-	3,270	1,061	35	3,305	$1,061	$4,366	(297)	2012	(2)
Idaho Falls, ID	-	2,735	356	-	2,735	$356	$3,091	(191)	2013	(2)
Independence, VA	(1,533)	2,212	226	-	2,212	$226	$2,438	(275)	2012	(2)
Jackson, MS	-	926	218	(21)	905	$218	$1,123	(164)	2007	(2)
Jackson, MS	-	3,142	750	536	3,678	$750	$4,428	(689)	2007	(2)
Jackson, TN	-	2,374	230	183	2,557	$230	$2,787	(183)	2012	(2)
Janesville, WI	-	17,493	828	(16)	17,477	$828	$18,305	(743)	2013	(2)
Jefferson, NC	-	2,875	119	-	2,875	$119	$2,994	(558)	2007	(2)
Johnstown, NY	(794)	1,304	178	-	1,304	$178	$1,482	(97)	2012	(2)
Johnstown, NY	(1,161)	1,592	216	-	1,592	$216	$1,808	(98)	2012	(2)
Johnstown, NY	(947)	978	198	-	978	$198	$1,176	(97)	2012	(2)
Johnstown, NY	(1,771)	1,467	140	-	1,467	$140	$1,607	(110)	2012	(2)
Kansas City, MO	-	5,581	703	-	5,581	$703	$6,284	(323)	2012	(2)
Kansas City, KS	(1,252)	1,125	527	-	1,125	$527	$1,652	(111)	2012	(2)
Kentwood, MI	-	2,478	407	-	2,478	$407	$2,885	(149)	2013	(2)
Lafayette, IN	(1,313)	2,205	295	36	2,241	$295	$2,536	(145)	2012	(2)
Lafayette, IN	(2,230)	3,554	410	-	3,554	$410	$3,964	(356)	2012	(2)
Lafayette, IN	(4,581)	8,135	906	126	8,261	$906	$9,167	(704)	2012	(2)
Lansing, MI	(8,600)	8,164	501	-	8,164	$501	$8,665	(876)	2011	(2)
Lansing, MI	-	4,077	580	-	4,077	$580	$4,657	(331)	2012	(2)
Lansing, MI	(6,108)	7,162	429	-	7,162	$429	$7,591	(496)	2012	(2)
Lansing, MI	-	5,209	907	-	5,209	$907	$6,116	(223)	2013	(2)
Lewiston, ME	-	5,515	173	782	6,297	$173	$6,470	(1,237)	2007	(2)
Lexington, NC	-	3,968	232	146	4,114	$232	$4,346	(465)	2011	(2)
Londonderry, NH	-	6,683	730	-	6,683	$730	$7,413	(367)	2013	(2)
Louisville, KY	(3,460)	3,875	386	520	4,395	$386	$4,781	(549)	2011	(2)
Louisville, KY	(5,519)	6,182	616	632	6,814	$616	$7,430	(850)	2011	(2)
Madison, TN	(6,738)	6,159	1,655	1,435	7,594	$1,655	$9,249	(1,048)	2011	(2)
Malden, MA	-	2,817	366	-	2,817	$366	$3,183	(547)	2007	(2)
Malden, MA	-	3,961	507	-	3,961	$507	$4,468	(769)	2007	(2)
Marion, IA	-	2,257	691	46	2,303	$691	$2,994	(158)	2013	(2)
Marion, IN	(3,115)	3,010	243	-	3,010	$243	$3,253	(252)	2012	(2)
Marshall, MI	-	1,051	199	-	1,051	$199	$1,250	(97)	2013	(2)
Mascot, TN	-	3,452	385	58	3,510	$385	$3,895	(183)	2013	(2)
Salem, OH	-	7,674	858	150	7,824	$858	$8,682	(1,320)	2006	(2)
Mayville, WI	-	4,118	547	330	4,448	$547	$4,995	(875)	2007	(2)
Mebane, NC	-	4,570	481	95	4,665	$481	$5,146	(309)	2012	(2)
Mebane, NC	-	4,148	443	-	4,148	$443	$4,591	(295)	2012	(2)
Mebane, NC	-	4,999	358	-	4,999	$358	$5,357	(219)	2013	(2)
Milwaukee, WI	-	4,090	456	46	4,136	$456	$4,592	(766)	2007	(2)
Milwaukee, WI	-	5,283	1,048	368	5,651	$1,048	$6,699	(1,276)	2007	(2)
Mishawaka, IN	-	3,108	800	24	3,132	$800	$3,932	(218)	2013	(2)
Montgomery, IL	-	12,543	2,190	61	12,604	$2,190	$14,794	(742)	2012	(2)
Mooresville, NC	(6,975)	7,411	701	216	7,627	$701	$8,328	(854)	2011	(2)
Mt. Prospect, IL	-	2,988	726	8	2,996	$726	$3,722	(192)	2013	(2)
Nashville, TN	-	3,601	547	-	3,601	$547	$4,148	(168)	2013	(2)
Newark, DE	-	1,478	197	137	1,615	$197	$1,812	(372)	2007	(2)
Newark, DE	-	2,479	330	45	2,524	$330	$2,854	(499)	2007	(2)
New Berlin, WI	-	6,500	1,068	141	6,641	$1,068	$7,709	(375)	2013	(2)
New Hope, MN	-	1,970	1,919	-	1,970	$1,919	$3,889	(138)	2013	(2)
Lopatcong, NJ	-	1,400	1,554	184	1,584	$1,554	$3,138	(311)	2011	(2)
Piscataway, NJ	-	5,655	640	164	5,819	$640	$6,459	(952)	2011	(2)
Newton, NC	-	4,367	732	86	4,453	$732	$5,185	(740)	2011	(2)
North Jackson, OH	-	4,427	1,528	-	4,427	$1,528	$5,955	(173)	2013	(2)

				Costs
				Capitalized
				Subsequent
				to
		Building and		Acquisition	Building
		Tenant		and	Improvements					Depreciable
		Improvements		Valuation	and			Accumulated		Lives
City/State	Encumbrances(1)	(initial cost)	Land	Provision	Equipment	Land	Total	Depreciation	Acq Date	(Years)
North Jackson, OH	$(7,668)	6,439	486	-	$6,439	$486	$6,925	$(875)	2011	(2)
Norton, MA	(5,677)	6,740	2,839	-	6,740	$2,839	$9,579	(752)	2011	(2)
Novi, MI	(2,993)	3,879	252	-	3,879	$252	$4,131	(356)	2012	(2)
Ocala, FL	-	13,296	731	-	13,296	$731	$14,027	(649)	2013	(2)
O’Fallon, MO	(3,165)	2,676	1,242	69	2,745	$1,242	$3,987	(326)	2011	(2)
O’Hara, PA	(17,164)	18,875	1,435	1,402	20,277	$1,435	$21,712	(1,487)	2012	(2)
Orangeburg, SC	-	2,653	362	22	2,675	$362	$3,037	(209)	2013	(2)
Orlando, FL	-	4,839	1,339	-	4,839	$1,339	$6,178	(226)	2013	(2)
Orlando, FL	-	1,996	721	-	1,996	$721	$2,717	(165)	2012	(2)
Parsons, KS	(1,161)	1,053	108	-	1,053	$108	$1,161	(90)	2012	(2)
Pensacola, FL	-	4,705	282	113	4,818	$282	$5,100	(940)	2007	(2)
Pensacola, FL	-	206	42	81	287	$42	$329	(59)	2007	(2)
Phenix City, AL	(1,710)	1,493	276	-	1,493	$276	$1,769	(153)	2012	(2)
Pineville, NC	-	1,380	392	-	1,380	$392	$1,772	(128)	2012	(2)
Warrendale, PA	-	6,437	778	430	6,867	$778	$7,645	(744)	2011	(2)
Pocatello, ID	-	3,472	399	135	3,607	$399	$4,006	(898)	2007	(2)
Portage, IN	-	5,416	-	-	5,416	$—	$5,416	(325)	2012	(2)
Portland, TN	-	8,353	1,662	-	8,353	$1,662	$10,015	(813)	2012	(2)
Portland, ME	(3,035)	3,727	891	-	3,727	$891	$4,618	(297)	2012	(2)
Rapid City, SD	-	11,957	2,306	524	12,481	$2,306	$14,787	(3,124)	2007	(2)
Muhlenberg TWP, PA	-	14,064	843	48	14,112	$843	$14,955	(1,132)	2012	(2)
Rogers, MN	(11,862)	11,787	1,671	238	12,025	$1,671	$13,696	(1,948)	2011	(2)
Rogers, AR	-	8,280	1,072	99	8,379	$1,072	$9,451	(843)	2011	(2)
Round Rock, TX	-	3,268	394	77	3,345	$394	$3,739	(637)	2007	(2)
Rural Hall, NC	-	5,664	439	137	5,801	$439	$6,240	(819)	2011	(2)
Salem, OR	(3,293)	3,150	599	161	3,311	$599	$3,910	(425)	2011	(2)
Salem, OR	(1,480)	1,471	266	140	1,611	$266	$1,877	(231)	2011	(2)
Sauk Village, IL	-	5,516	877	-	5,516	$877	$6,393	(275)	2013	(2)
Sergeant Bluff, IA	-	11,675	736	536	12,211	$736	$12,947	(3,175)	2007	(2)
Seville, OH	-	6,662	1,170	229	6,891	$1,170	$8,061	(734)	2011	(2)
Shannon, GA	-	12,969	393	-	12,969	$393	$13,362	(424)	2013	(2)
South Holland, IL	-	3,900	714	-	3,900	$714	$4,614	(229)	2013	(2)
Simpsonville, SC	-	2,987	957	33	3,020	$957	$3,977	(234)	2012	(2)
Simpsonville, SC	-	3,418	470	-	3,418	$470	$3,888	(274)	2012	(2)
Smithfield, NC	-	4,671	613	-	4,671	$613	$5,284	(431)	2011	(2)
Smyrna, GA	-	3,286	264	-	3,286	$264	$3,550	(247)	2012	(2)
South Bend, IN	-	4,834	411	-	4,834	$411	$5,245	(391)	2012	(2)
Southfield, MI	-	4,196	562	-	4,196	$562	$4,758	(239)	2013	(2)
Southfield, MI	-	-	354	-	—	$354	$354	-	2013	(2)
Sparks, MD	-	3,432	790	-	3,432	$790	$4,222	(622)	2007	(2)
Spartanburg, SC	-	6,471	493	-	6,471	$493	$6,964	(928)	2012	(2)
Springfield, OH	-	6,432	574	-	6,432	$574	$7,006	(304)	2013	(2)
Statham, GA	-	6,242	588	200	6,442	$588	$7,030	(457)	2012	(2)
Sterling Heights, MI	(1,649)	4,197	513	55	4,252	$513	$4,765	(277)	2012	(2)
Hazelwood, MO	-	5,436	1,959	861	6,297	$1,959	$8,256	(1,119)	2006	(2)
Streetsboro, OH	(6,600)	5,481	2,161	214	5,695	$2,161	$7,856	(1,073)	2011	(2)
Sun Prairie, WI	-	5,809	2,360	2,377	8,186	$2,360	$10,546	(621)	2011	(2)
Toledo, OH	-	6,831	213	-	6,831	$213	$7,044	(498)	2012	(2)
Twinsburg, OH	-	8,027	590	-	8,027	$590	$8,617	(1,185)	2007	(2)
Vonore, TN	(9,261)	8,243	2,355	85	8,328	$2,355	$10,683	(1,172)	2011	(2)
Waco, TX	-	1,394	-	274	1,668	$—	$1,668	(147)	2011	(2)
Walker, MI	(4,365)	4,872	855	118	4,990	$855	$5,845	(618)	2011	(2)
Ware Shoals, SC	(275)	197	133	-	197	$133	$330	(17)	2012	(2)
Wichita, KS	(1,649)	1,835	88	(19)	1,816	$88	$1,904	(113)	2012	(2)
Wichita, KS	(1,803)	1,931	107	(91)	1,840	$107	$1,947	(114)	2012	(2)
Wichita, KS	(917)	904	140	(10)	894	$140	$1,034	(57)	2012	(2)
Wichita, KS	(826)	869	76	(35)	834	$76	$910	(56)	2012	(2)
Williamsport, PA	-	9,059	688	-	9,059	$688	$9,747	(522)	2013	(2)
Woodstock, IL	-	3,796	496	-	3,796	$496	$4,292	(265)	2012	(2)
Bardstown, KY	-	2,399	381	-	2,399	$381	$2,780	(489)	2007	(2)
Allentown, PA	-	7,336	1,962	-	7,336	$1,962	$9,298	(262)	2014	(2)
Nashua, NH	-	8,682	1,431	-	8,682	$1,431	$10,113	(296)	2014	(2)
Strongsville, OH	-	5,853	491	-	5,853	$491	$6,344	(170)	2014	(2)
Columbus, OH	-	3,123	489	54	3,177	$489	$3,666	(121)	2014	(2)
Savannah, GA	-	13,219	439	-	13,219	$439	$13,658	(325)	2014	(2)
Garland, TX	-	5,425	1,344	-	5,425	$1,344	$6,769	(173)	2014	(2)
Hamilton, OH	-	8,585	1,046	-	8,585	$1,046	$9,631	(352)	2014	(2)
Calhoun, GA	-	2,764	388	-	2,764	$388	$3,152	(54)	2014	(2)

				Costs
				Capitalized
				Subsequent
				to
		Building and		Acquisition	Building
		Tenant		and	Improvements					Depreciable
		Improvements		Valuation	and			Accumulated		Lives
City/State	Encumbrances(1)	(initial cost)	Land	Provision	Equipment	Land	Total	Depreciation	Acq Date	(Years)
Hebron, KY	$-	4,601	370	-	$4,601	$370	$4,971	$(113)	2014	(2)
Houston, TX	-	4,906	1,428	-	4,906	$1,428	$6,334	(148)	2014	(2)
East Troy, WI	-	4,962	304	-	4,962	$304	$5,266	(86)	2014	(2)
Jefferson City, TN	-	8,494	1,350	-	8,494	$1,350	$9,844	(308)	2014	(2)
New Berlin, WI	-	2,860	549	-	2,860	$549	$3,409	(74)	2014	(2)
Savage, MN	-	3,996	3,194	-	3,996	$3,194	$7,190	(125)	2014	(2)
Charlotte, NC	-	2,443	805	-	2,443	$805	$3,248	(42)	2014	(2)
Charlotte, NC	-	3,554	386	-	3,554	$386	$3,940	(62)	2014	(2)
Mountain Home, NC	-	2,472	523	-	2,472	$523	$2,995	(40)	2014	(2)
El Paso, TX	-	9,099	1,248	-	9,099	$1,248	$10,347	(105)	2014	(2)
El Paso, TX	-	7,905	1,124	-	7,905	$1,124	$9,029	(110)	2014	(2)
El Paso, TX	-	14,159	1,854	91	14,250	$1,854	$16,104	(172)	2014	(2)
El Paso, TX	-	9,915	1,581	-	9,915	$1,581	$11,496	(112)	2014	(2)
Chester, VA	-	3,402	775	-	3,402	$775	$4,177	(64)	2014	(2)
Mechanicsburg, PA	-	5,172	1,482	-	5,172	$1,482	$6,654	(71)	2014	(2)
Mechanicsburg, PA	-	7,144	1,800	-	7,144	$1,800	$8,944	(93)	2014	(2)
New Kingston, PA	-	8,687	2,041	-	8,687	$2,041	$10,728	(112)	2014	(2)
Mechanicsburg, PA	-	8,008	1,452	-	8,008	$1,452	$9,460	(103)	2014	(2)
Mason, OH	-	4,730	724	-	4,730	$724	$5,454	(68)	2014	(2)
Longmont, CO	-	9,647	1,529	-	9,647	$1,529	$11,176	(123)	2014	(2)
Lenexa, KS	-	7,610	2,368	-	7,610	$2,368	$9,978	(134)	2014	(2)
Reno, NV	-	3,461	1,372	-	3,461	$1,372	$4,833	(51)	2014	(2)
Yorkville, WI	(4,183)	4,915	416	-	4,915	$416	$5,331	(38)	2014	(2)
Fort Wayne, IN	-	3,142	112	-	3,142	$112	$3,254	(19)	2014	(2)
Murfreesboro, TN	-	2,863	722	-	2,863	$722	$3,585	(26)	2014	(2)
Gurnee, IL	-	11,380	1,716	-	11,380	$1,716	$13,096	(65)	2014	(2)
Germantown, WI	-	6,035	1,186	-	6,035	$1,186	$7,221	(51)	2014	(2)
Elizabethtown, PA	-	5,363	1,000	-	5,363	$1,000	$6,363	(32)	2014	(2)
Camarillo, CA	-	10,785	7,242	-	10,785	$7,242	$18,027	(426)	2014	(2)
Camarillo, CA	-	19,857	7,989	-	19,857	$7,989	$27,846	(122)	2014	(2)
Conyers, GA	-	3,181	476	-	3,181	$476	$3,657	(36)	2014	(2)
Winston-Salem, NC	-	11,054	610	-	11,054	$610	$11,664	(73)	2014	(2)
Houston, TX	-	5,019	565	-	5,019	$565	$5,584	(25)	2014	(2)
Spartanburg, SC	-	3,694	342	-	3,694	$342	$4,036	(15)	2014	(2)
Total	$(225,039)	$1,192,496	$191,238	$32,231	$1,224,727	$191,238	$1,415,965	$(105,789)

(1)	Balance excludes the unamortized balance of historical fair value adjustments of $308.
(2)	Depreciation expense is computed using the straight‑line method based on the following useful lives:

Buildings	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in real estate was approximately $1.8 billion.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Real Estate:
Balance at beginning of period	$1,079,046	$816,227	$502,258
Additions during period
Other acquisitions	337,726	266,389	322,719
Improvements, etc.	13,608	6,757	3,541
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(10,539)	(9,073)	(8,309)
Write-off of tenant improvements	(1,036)	(1,254)	(576)
Asset Impairments	(2,840)	—	(3,406)
Balance at the end of the period	$1,415,965	$1,079,046	$816,227
Accumulated Depreciation:
Balance at beginning of period	$71,653	$46,175	$30,004
Additions during period
Depreciation and amortization expense	36,710	27,492	18,174
Other additions	—	—	—
Deductions during period
Disposals	(2,574)	(2,014)	(1,885)
Other reductions	—	—	(118)
Balance at the end of the period	$105,789	$71,653	$46,175

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(11)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(4)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(1)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(9)
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(12)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(13)
10.4	2011 Equity Incentive Plan(3)*
10.5	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013(14)*
10.6	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015*
10.7	2011 Outperformance Program(7)*
10.8	2015 Outperformance Program(16)*
10.9	Form of LTIP Unit Agreement(3)*
10.10	Employment Agreement with Benjamin S. Butcher, dated April 20, 2011(5)*
10.11	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014(17)*
10.12	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(5)*
10.13	Employment Agreement with Kathryn Arnone, dated April 20, 2011(5)*
10.14	Employment Agreement with Jeffrey M. Sullivan, dated as of October 27, 2014(18)*
10.15	Employment Agreement with David G. King, dated April 20, 2011(5)*
10.16	Consulting Agreement with Gregory W. Sullivan, dated as of April 21, 2014(19)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(2)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(5)
10.19	Voting Agreement Termination Agreement, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(15)
10.20	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(1)
10.21	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)
10.22	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(6)

Exhibit Number	Description of Document
10.23	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended(20)
10.24

Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.25	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(10)
10.26

Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association and the other lenders party thereto(22)

10.27

Amended and Restated Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.28

Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.29	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
10.30	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (21)
10.31	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (21)
12.1	Computation of ratios of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.
(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.
(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.
(5)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(6)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.
(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011.
(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.
(9)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.
(10)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.
(11)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.
(12)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.
(13)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.
(14)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.
(15)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 6, 2013.
(16)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.
(17)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 16, 2014.
(18)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on October 31, 2014.
(19)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 24, 2014.
(20)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 26, 2014.
(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 19, 2014.
(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on March 25, 2014.
(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 22, 2014.