Form 10-Q
period 2015-03-31
STAG Industrial, Inc.
filed 2015-05-04
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock ($0.01 par value)	65,155,340
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2015	2014

Assets
Rental Property:
Land	$202,930	$191,238
Buildings and improvements, net of accumulated depreciation of $117,106 and $105,789, respectively	1,171,160	1,118,938
Deferred leasing intangibles, net of accumulated amortization of $159,206 and $146,026, respectively	254,155	247,904
Total rental property, net	1,628,245	1,558,080
Cash and cash equivalents	11,688	23,878
Restricted cash	7,233	6,906
Tenant accounts receivable, net	18,554	16,833
Prepaid expenses and other assets	26,397	22,531
Interest rate swaps	111	959
Due from related parties	121	130
Total assets	$1,692,349	$1,629,317
Liabilities and Equity
Liabilities:
Unsecured credit facility	$73,000	$131,000
Unsecured term loans	150,000	150,000
Unsecured notes	300,000	180,000
Mortgage notes payable	224,131	225,347
Accounts payable, accrued expenses and other liabilities	17,543	21,558
Interest rate swaps	4,037	873
Tenant prepaid rent and security deposits	11,644	11,480
Dividends and distributions payable	7,696	7,355
Deferred leasing intangibles, net of accumulated amortization of $7,242 and $6,565, respectively	10,246	10,180
Total liabilities	798,297	737,793
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2015 and December 31, 2014	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2015 and December 31, 2014	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 64,947,384 and 64,434,825 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	649	644
Additional paid-in capital	949,467	928,242
Common stock dividends in excess of earnings	(229,006)	(203,241)
Accumulated other comprehensive loss	(4,302)	(489)
Total stockholders’ equity	855,808	864,156
Noncontrolling interest	38,244	27,368
Total equity	894,052	891,524
Total liabilities and equity	$1,692,349	$1,629,317

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue
Rental income	$43,249	$34,118
Tenant recoveries	7,587	5,416
Other income	153	209
Total revenue	50,989	39,743
Expenses
Property	10,246	7,985
General and administrative	7,530	5,475
Property acquisition costs	318	559
Depreciation and amortization	26,129	19,854
Other expenses	186	237
Total expenses	44,409	34,110
Other income (expense)
Interest income	3	4
Interest expense	(8,010)	(5,666)
Gain on sale of rental property	—	50
Total other income (expense)	(8,007)	(5,612)
Net income (loss) from continuing operations	$(1,427)	$21
Net income (loss)	$(1,427)	$21
Less: loss attributable to noncontrolling interest after preferred stock dividends	(198)	(364)
Net income (loss) attributable to STAG Industrial, Inc.	$(1,229)	$385
Less: preferred stock dividends	2,712	2,712
Less: amount allocated to unvested restricted stockholders	101	88
Net loss attributable to common stockholders	$(4,042)	$(2,415)
Weighted average common shares outstanding — basic and diluted	64,286,213	45,139,481
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.06)	$(0.05)
Loss per share — basic and diluted	$(0.06)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three months ended March 31,
	2015	2014

Net income (loss)	$(1,427)	$21
Other comprehensive income (loss):
Loss on interest rate swaps	(4,005)	(1,082)
Other comprehensive loss	(4,005)	(1,082)
Comprehensive loss	(5,432)	(1,061)
Net loss attributable to noncontrolling interest after preferred stock dividends	198	364
Other comprehensive loss attributable to noncontrolling interest	192	146
Comprehensive loss attributable to STAG Industrial, Inc.	$(5,042)	$(551)

The accompanying notes are an integral part of these consolidated financial statements

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock			Interest — Unit
				Additional	Dividends	Accumulated Other	Total	Holders in
	Preferred	Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Operating	Total
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Equity

Three months ended March 31, 2015
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	417,115	4	10,129	—	—	10,133	—	10,133
Offering costs	—	—	—	(202)	—	—	(202)	—	(202)
Issuance of restricted stock, net	—	92,119	1	(1)	—	—	—	—	—
Issuance of common stock	—	3,298	—	—	—	—	—	—	—
Dividends and distributions, net	(2,712)	—	—	—	(21,824)	—	(24,536)	(1,120)	(25,656)
Non-cash compensation	—	—	—	710	—	—	710	1,137	1,847
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	21,902	21,902
Rebalancing of noncontrolling interest	—	—	—	10,589	—	—	10,589	(10,589)	—
Other comprehensive loss	—	—	—	—	—	(3,813)	(3,813)	(192)	(4,005)
Net income (loss)	2,712	—	—	—	(3,941)	—	(1,229)	(198)	(1,427)
Balance, March 31, 2015	$139,000	64,947,384	$649	$949,467	$(229,006)	$(4,302)	$855,808	$38,244	$894,052
Three months ended March 31, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	3,431,459	34	77,534	—	—	77,568	—	77,568
Offering costs	—	—	—	(1,270)	—	—	(1,270)	—	(1,270)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	2,544	—	—	—	—	—	—	—
Dividends and distributions, net	(2,712)	—	—	—	(14,540)	—	(17,252)	(2,238)	(19,490)
Non-cash compensation	—	—	—	441	—	—	441	618	1,059
Redemption of common units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(6,899)	—	—	(6,899)	6,899	—
Other comprehensive income	—	—	—	—	—	(936)	(936)	(146)	(1,082)
Net income (loss)	2,712	—	—	—	(2,327)	—	385	(364)	21
Balance, March 31, 2014	$139,000	48,300,314	$482	$646,844	$(133,744)	$2,504	$655,086	$75,942	$731,028

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,427)	$21
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,129	19,854
Non-cash portion of interest expense	299	315
Intangible amortization in rental income, net	2,065	1,510
Straight-line rent adjustments, net	(1,293)	(1,024)
Gain on sale of rental property	—	(50)
Non-cash compensation expense	1,847	1,090
Change in assets and liabilities:
Tenant accounts receivable, net	(468)	966
Restricted cash	(162)	(174)
Prepaid expenses and other assets	(3,105)	(2,324)
Accounts payable, accrued expenses and other liabilities	(2,242)	(5,752)
Tenant prepaid rent and security deposits	164	98
Due from related parties	9	(2)
Total adjustments	23,243	14,507
Net cash provided by operating activities	21,816	14,528
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(48,621)	(29,368)
Additions to building and other capital improvements	(2,644)	(2,232)
Proceeds from sale of rental property, net	—	473
Restricted cash	(165)	167
Acquisition deposits, net	(480)	(340)
Additions to deferred leasing intangibles	(14,795)	(7,540)
Net cash used in investing activities	(66,705)	(38,840)
Cash flows from financing activities:
Redemption of common units for cash	(64)	(342)
Proceeds from unsecured credit facility	62,000	38,000
Repayment of unsecured credit facility	(120,000)	(96,500)
Proceeds from unsecured term loans	—	50,000
Proceeds from unsecured notes	120,000	—
Repayment of mortgage notes payable	(12,942)	(1,101)
Payment of loan fees and costs	(930)	(1,169)
Dividends and distributions	(25,314)	(18,838)
Proceeds from sales of common stock	10,133	77,568
Offering costs	(184)	(1,270)
Net cash provided by financing activities	32,699	46,348
Increase (decrease) in cash and cash equivalents	(12,190)	22,036
Cash and cash equivalents—beginning of period	23,878	6,690
Cash and cash equivalents—end of period	$11,688	$28,726
Supplemental disclosure:
Cash paid for interest	$6,990	$5,420
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisition of land and buildings and improvements	$16,873	$—
Issuance of units for acquisition of deferred leasing intangibles	$5,029	$—
Acquisition of land and buildings and improvements	$(25,936)	$—
Acquisition of deferred leasing intangibles	$(7,731)	$—
Assumption of mortgage note payable	$11,765	$—
Non-cash investing activities included in additions of land and building improvements	$1,747	$308
Non-cash financing activities included in payment of loan fees and costs and offering costs	$(22)	$(144)
Dividends and distributions declared but not paid	$7,696	$5,818

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation on July 21, 2010 and has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to continue to qualify as a REIT.  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2015 and December 31, 2014, the Company owned a 94.93% and 96.36%, respectively, equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships except where context otherwise requires.

As of March 31, 2015, the Company owned 253 buildings in 36 states with approximately 48.5 million square feet, consisting of 183 warehouse/distribution buildings, 50 light manufacturing buildings and 20 flex/office buildings.  The Company also owned three vacant developable land parcels adjacent to three of the Company’s buildings.  The Company’s buildings were 94.4% leased to 231 tenants as of March 31, 2015.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The equity interests of other limited partners in the Operating Partnership held in the form of common units and long term incentive plan units issued pursuant to the 2011 equity incentive plan; herein together referred to as Noncontrolling Common Units are reflected as noncontrolling interest.  The equity interests of the Company along with the Noncontrolling Common Units in the Operating Partnership are common units (“Common Units”).  All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

Reclassifications and New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation.

In April of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires incremental debt issuance costs paid to third parties other than the lender to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to this standard, debt issuance costs paid to third parties other than the lender were presented as an asset on the balance sheet. ASU 2015-03 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. Upon the adoption of ASU 2014-15, the Company will present debt issuance costs paid to third parties other than the lender as a direct deduction from the carrying value of the associated debt liability.

In August of 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

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

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of March 31, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $0.3 million and $0.1 million, respectively.

The Company accrues rental revenue earned, but not yet receivable, in accordance with GAAP. As of March 31, 2015 and December 31, 2014, the Company had accrued rental revenue of $14.1 million and $12.8 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental revenue. As of March 31, 2015 and December 31, 2014, the Company had an allowance for estimated losses on accrued rental revenue of $0.1 million and $0, respectively.

As of March 31, 2015 and December 31, 2014, the Company had a total of approximately $6.3 million and $6.7 million, respectively, of total lease security deposits available in existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $3.5 million and $3.5 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents and restricted cash on the accompanying Statements of Consolidated Balance Sheets.

Revenue Recognition

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, was approximately $2.5 million and $2.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. This would have been the maximum liability of the Company had the tenants not met their contractual obligations. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

On December 17, 2014, the Company entered into the first amendment to the lease with the tenant located at the Belfast, ME buildings. The terms of the amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant is required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of $2.1 million.  The Company continues to recognize this termination fee over the shortened lease life of the returned premise. The termination fee of $0.5 million for the three months ended March 31, 2015 is included in rental income on the accompanying Consolidated Statements of Operations.

Taxes

The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2011 and intends to continue to qualify as a REIT. As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. The Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company’s taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we would generally be disqualified from treatment as a REIT for the next four taxable years following the year in which we failed to qualify as a REIT.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS did not have any activity during the three months ended March 31, 2015 and March 31, 2014.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.2 million and $0.2 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, respectively.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2015 and December 31, 2014, there were no liabilities for uncertain tax positions.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$202,930	$191,238
Buildings, net of accumulated depreciation of $82,836 and $75,116, respectively	1,093,054	1,042,086
Tenant improvements, net of accumulated depreciation of $22,358 and $20,943, respectively	22,175	22,619
Building and land improvements, net of accumulated depreciation of $11,912 and $9,730, respectively	55,931	54,233
Deferred leasing intangibles, net of accumulated amortization of $159,206 and $146,026, respectively	254,155	247,904
Total rental property, net	$1,628,245	$1,558,080

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2015:

Location of property acquired during the three months ended March 31, 2015	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Total	1,485,717	5	$97,083

(1)	The Company also acquired a vacant developable land parcel adjacent to the building.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2015 for the acquired assets and liabilities in connection with the acquisitions of buildings identified in the table above.

		Weighted Average
		Amortization
	Three Months Ended	Period (years)
Acquired assets and liabilities (dollars in thousands)	March 31, 2015	Lease Intangibles
Land	$11,692	N/A
Buildings	58,686	N/A
Tenant improvements	1,048	N/A
Building and land improvements	3,132	N/A
Deferred leasing intangibles - In-place leases	13,540	5.6
Deferred leasing intangibles - Tenant relationships	7,595	8.1
Deferred leasing intangibles - Above market leases	2,133	8.3
Deferred leasing intangibles - Below market leases	(743)	7.7
Total Aggregate purchase price	$97,083
Less: Mortgage note payable assumed	(11,765)	N/A
Net assets acquired	$85,318

On January 22, 2015, the Company acquired a property located in Burlington, NJ. As partial consideration for the property acquired, the Company granted 812,676 Noncontrolling Common Units in the Operating Partnership with a fair value of approximately $21.9 million based on the Company’s New York Stock Exchange (“NYSE”) closing stock price on January 22, 2015. The number of Noncontrolling Common Units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Noncontrolling Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Noncontrolling Common Units granted. The issuance of the Noncontrolling Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Noncontrolling Common Units. The remaining purchase price of approximately $13.0 million was paid by $1.2 million in cash and the assumption of an $11.8 million mortgage note. The mortgage note was immediately paid in full in conjunction with the acquisition.

The table below sets forth the results of operations during the three months ended March 31, 2015 for the properties acquired during the three months ended March 31, 2015 included in the Company’s Consolidated Statements of Operations from the date of acquisition:

For the three months ended
Results of operations (in thousands)	March 31, 2015
Revenue	$885
Property acquisition costs	$246
Net loss	$(247)

The following tables set forth pro forma information for the three months ended March 31, 2015 and March 31, 2014, respectively.  The below pro forma information does not represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

	Three months ended
	March 31, 2015
Pro Forma	(in thousands, except share data) (1)
Total revenue	$52,483
Net loss	$(1,627)	(2)
Net loss attributable to common stockholders	$(4,232)
Weighted average shares outstanding	64,286,213
Loss per share attributable to common stockholders	$(0.07)

	Three months ended
	March 31, 2014
Pro Forma	(in thousands, except share data) (3)
Total revenue	$42,895
Net income	$113	(2)
Net loss attributable to common stockholders	$(2,335)
Weighted average shares outstanding	45,139,481
Loss per share attributable to common stockholders	$(0.05)

(1)

The pro forma information for the three months ended March 31, 2015 is presented as if the acquisition of the properties acquired during the three months ended March 31, 2015 had occurred at January 1, 2014, the beginning of the reporting period prior to acquisition.

(2)

The net loss for the three months ended March 31, 2015 excludes $0.2 million of property acquisition costs related to the acquisition of properties that closed during the three months ended March 31, 2015, and the net income for the three months ended March 31, 2014 was adjusted to include these acquisition costs.  Net income for the three months ended March 31, 2014 excludes $0.4 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2014.

(3)

The pro forma information for the three months ended March 31, 2014 is presented as if the acquisition of the properties acquired during the three months ended March 31, 2015 and the properties acquired during the three months ended March 31, 2014 had occurred at January 1, 2014 and January 1, 2013, respectively, the beginning of the reporting period prior to acquisition.

Deferred Leasing Intangibles

For all acquisitions of property that are accounted for as a business combination, the Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles including in‑place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in‑place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market lease bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining term plus the terms of bargain renewal options of the respective leases. The purchase price is further allocated to in‑place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases, the in‑place lease value and tenant relationships are immediately written off.

The purchase price allocated to deferred leasing intangible assets are included in rental property on the accompanying Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in the deferred leasing intangibles on the accompanying Consolidated Balance Sheets under the liabilities section.

Deferred leasing intangibles on the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Other intangible lease assets	$349,785	$(133,470)	$216,315	$330,100	$(120,645)	$209,455
Above market leases	63,576	(25,736)	37,840	63,830	(25,381)	38,449
Total assets	$413,361	$(159,206)	$254,155	$393,930	$(146,026)	$247,904

Below market leases	$17,488	$(7,242)	$10,246	$16,745	$(6,565)	$10,180
Total liabilities	$17,488	$(7,242)	$10,246	$16,745	$(6,565)	$10,180

The following table sets forth the amortization expense and the net decrease to rental revenue for deferred leasing intangible amortization for the three months ended March 31, 2015 and March 31, 2014, respectively (in millions):

	Three months ended March 31,
	2015	2014
Net decrease to rental revenue related to above and below market lease amortization	$2.1	$1.5
Other intangible lease assets amortization expense	$14.3	$11.5

The amortization of deferred leasing intangibles over the next five years is as follows (in thousands):

		Net Decrease to Rental
	Amortization of	Revenue Related to Above and
	Other Intangible	Below Market Lease
	Lease Assets	Amortization
Remainder of 2015	$40,909	$6,002
2016	$46,997	$5,606
2017	$37,992	$3,941
2018	$29,114	$2,699
2019	$20,604	$2,408

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes payable as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Principal		Principal
		outstanding as		outstanding as
		of		of			Pre-
	Interest	March 31,		December 31,		Current	payment
Loan	Rate (1)	2015		2014		Maturity	Terms (2)
Unsecured credit facility:
$300 Million Wells Fargo Unsecured Credit Facility	L + 1.15%	73,000		131,000		Dec-18-2019	i
Total unsecured credit facility		$73,000		$131,000

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	L + 1.65%	150,000		150,000		Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	L + 1.70%	—		—		Mar-21-2021	ii
Total unsecured term loans		$150,000		$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	4.98%	50,000		50,000		Oct-1-2024	ii
$50 Million Series B Unsecured Notes	4.98%	50,000		50,000		Jul-1-2026	ii
$80 Million Series C Unsecured Notes	4.42%	80,000		80,000		Dec-30-2026	ii
$100 Million Series D Unsecured Notes	4.32%	100,000		—		Feb-20-2025	ii
$20 Million Series E Unsecured Notes	4.42%	20,000		—		Feb-20-2027	ii
Total unsecured notes		$300,000		$180,000

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%	$3,393	(3)	$3,445	(3)	Jun-1-2016	ii
Webster Bank, National Association	4.22%	5,636		5,677		Aug-4-2016	ii
Union Fidelity Life Insurance Co.	5.81%	6,017	(3)	6,103	(3)	Apr-30-2017	ii
Webster Bank, National Association	3.66%	3,013		3,035		May-29-2017	ii
Webster Bank, National Association	3.64%	3,244		3,268		May-31-2017	ii
Wells Fargo, National Association	5.90%	4,165	(3)	4,182	(3)	Aug-1-2017	iii
Connecticut General Life Insurance Company -1 Facility	6.50%	57,835		58,050		Feb-1-2018	iv
Connecticut General Life Insurance Company -2 Facility	5.75%	58,825		59,065		Feb-1-2018	iv
Connecticut General Life Insurance Company -3 Facility	5.88%	16,587		16,647		Feb-1-2018	iv
Wells Fargo Bank, National Association CMBS Loan	4.31%	65,146		65,567		Dec-1-2022	v
Total mortgage notes payable		$223,861		$225,039
Total unamortized fair market value premium		270		308
Total carrying value mortgage notes payable		$224,131		$225,347
Total / weighted average interest rate(4)	4.47%	$747,131		$686,347

(1)

Current interest rate as of March 31, 2015. At March 31, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.17625% and 0.17125%, respectively.  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)

Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable with penalty beginning May 1, 2017, however can be defeased; (iv) pre-payable without penalty six months prior to the maturity date; and (v) not pre-payable, however can be defeased beginning January 1, 2016.

(3)	The principal outstanding does not include an unamortized fair market value premium.
(4)	The weighted average interest rate was calculated using the current swapped notional amount of $300 million of debt, and excludes fair market value premiums.

The borrowing capacity for the Wells Fargo, National Association (“Wells Fargo”) unsecured credit facility as of March 31, 2015, was $227.0 million. As of March 31, 2015 there was no remaining borrowing capacity for the Wells Fargo unsecured term loan A. The remaining borrowing capacity for the Wells Fargo unsecured term loan B as of

March 31, 2015 was $150.0 million. The total borrowing capacity on the combined unsecured credit facility and unsecured term loan as of March 31, 2015 was $377.0 million.

On January 22, 2015, the Company assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was immediately paid in full at par in conjunction with the acquisition.

On February 20, 2015, the Company issued the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes in the amount of $100 million and $20 million, respectively.

The Company incurred $1.0 million of deferred financing fees during the three months ended March 31, 2015. Deferred financing fees, net of accumulated amortization were $8.4 million and $7.8 million as of March 31, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2015 and March 31, 2014, amortization of deferred financing fees included in interest expense was $0.3 million and $0.3 million, respectively.

Financial Covenant Considerations

The Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of customary financial covenants. The Company was in compliance with all financial covenants as of March 31, 2015 and December 31, 2014.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.33% to 3.89% and 1.32% to 4.27% at March 31, 2015 and December 31, 2014, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. Level 3 is defined as unobservable inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Principal	Fair	Principal	Fair
	Outstanding	Value	Outstanding	Value
Unsecured credit facility	$73,000	$73,000	$131,000	$131,000
Unsecured term loans	150,000	150,493	150,000	150,000
Unsecured notes	300,000	318,941	180,000	187,587
Mortgage notes payable	223,861	239,366	225,039	237,602
Total principal amount	746,861	$781,800	686,039	$706,189
Total unamortized fair market value premium	270		308
Total carrying value	$747,131		$686,347

5. Use of Derivative Financial Instruments

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

On January 8, 2015, the Company entered in to seven interest rate swaps, thereby fixing the interest rates of all of the Company’s outstanding variable rate debt as of March 31, 2015.

The following table details the Company’s outstanding interest rate swaps as of March 31, 2015 (collectively, the “Unsecured Debt Swaps”) (in thousands):

			Current			Fixed	Variable
Interest Rate		Effective	Notional			Interest	Interest
Derivative Counterparty	Trade Date	Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$4	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$3	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	Oct-10-2012	25,000		$35	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$51	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-1-2013	Mar-01-2013	25,000		$6	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(801)	1.7030%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(427)	1.6810%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(782)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-8-2015	Mar-20-2015	25,000		$(297)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	Mar-20-2015	25,000		$(297)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-8-2015	Mar-20-2015	25,000		$(340)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-8-2015	Sep-10-2017	—	(1)	$(678)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	Feb-14-2020	—	(1)	$(59)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-8-2015	Feb-14-2020	—	(1)	$(175)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-8-2015	Feb-14-2020	—	(1)	$(181)	2.5300%	One-month L	Mar-31-2022
			$300,000

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding.

The fair value of the interest rate swaps outstanding as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

		Current		Current
		Notional		Notional
		Amount	Fair Value	Amount	Fair Value
	Balance Sheet	March 31,	March 31,	December 31,	December 31,
	Line Item	2015	2015	2014	2014
Unsecured Debt Swaps	Interest Rate Swaps-Asset	$125,000	$111	$125,000	$959
Unsecured Debt Swaps(1)	Interest Rate Swaps-Liability	$175,000	$(4,037)	$100,000	$(873)

(1)	Four of the interest rate swaps have no current notional amount outstanding.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.  The Company uses interest rate swaps to fix the rate of its long term floating rate liabilities. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and March 31, 2014, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable-rate debt. The

Company estimates that an additional $3.2 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2015 and March 31, 2014, respectively (in thousands):

	Three months ended March 31,
	2015	2014
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$(4,671)	$(1,666)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$666	$584
Amount of loss recognized in loss on interest rate swaps (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Credit-risk-related Contingent Features

As of March 31, 2015, the fair values of eight of the Company’s 18 interest rate swaps were in an asset position of $0.1 million and ten interest rate swaps were in a liability position of $4.1 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $(17,000) and $27,000, respectively, as of March 31, 2015. Accrued interest expense for all interest rate swaps was $0.2 million as of March 31, 2015.  As of March 31, 2015, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at March 31, 2015, it could have been required to settle its obligations under the agreement of the interest rate swap in a liability position at its termination value of $4.2 million.

Fair Value of Interest Rate Swaps

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of March 31, 2015 and December 31, 2014, the Company applied the provisions of this standard to the valuation of its interest rate swaps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements as of
		Fair Value	March 31, 2015 Using Level(1):
	Balance Sheet	March 31,
	Line Item	2015	Level 1	Level 2	Level 3

Unsecured Debt Swaps	Interest Rate Swaps-Asset	$111	$—	$111	$—
Unsecured Debt Swaps	Interest Rate Swaps-Liability	$(4,037)	$—	$(4,037)	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

			Fair Value Measurements as of
		Fair Value	December 31, 2014 Using Level(1):
	Balance Sheet	December 31,
	Line Item	2014	Level 1	Level 2	Level 3

Unsecured Debt Swaps	Interest Rate Swaps-Asset	$959	$—	$959	$—
Unsecured Debt Swaps	Interest Rate Swaps-Liability	$(873)	$—	$(873)	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

6. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share.

The table below sets forth the Company’s two outstanding preferred stock issuances:

		Number of	Par value	Price	Interest
	Issuance Date	Shares	per share	per share	rate
Series A Cumulative Redeemable Preferred Stock (1)	November 2, 2011	2,760,000	$0.01	$25.00	9.000%
Series B Cumulative Redeemable Preferred Stock (2)	April 16, 2013	2,800,000	$0.01	$25.00	6.625%

(1)	Herein defined as the “Series A Preferred Stock”
(2)	Herein defined as the “Series B Preferred Stock”

Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock and Series B Preferred Stock rank on parity with each other and both rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series A Preferred Stock and Series B Preferred Stock have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock and Series B Preferred Stock prior to November 2, 2016 and April 16, 2018, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The table below sets forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the three months ended March 31, 2015 and the year ended December 31, 2014:

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2015	Declaration Date	Per Share	Per Share	Date Paid
March 31	February 20, 2015	$0.5625	$0.4140625	March 31, 2015
Total		$0.5625	$0.4140625

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2014	Declaration Date	Per Share	Per Share	Date Paid
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total		$2.2500	$1.6562500

On May 4, 2015, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending June 30, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Common Stock

The Company continues to utilize its “at the market” (“ATM”) program as its primary source of equity capital.  As a supplement to the ATM activity, the Company has executed marketed overnight common stock offerings.  The Company will continue to rely on the ATM in the future as its primary source of equity.

The following sets forth the Company’s ATM common stock offering programs as of March 31, 2015, from which it may from time to time sell its common stock through sales agents (in thousands):

			Aggregate
		Maximum	Common Stock
		Aggregate	Available as of
ATM Stock Offering Program	Date	Offering Price	March 31, 2015
2014 $150 million ATM	March 10, 2014	$150,000	$17,321
2014 $200 million ATM	September 10, 2014	$200,000	$154,818

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively (in millions, except share data):

	Three months ended March 31, 2015
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	417,115	$24.29	$10.1	$0.1	$10.0
2014 $150 million ATM	—	$—	—	—	—
Total/Weighted Average	417,115	$24.29	$10.1	$0.1	$10.0

	Year ended December 31, 2014
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35.0	$0.5	$34.5
2014 $150 million ATM	5,760,651	$23.03	132.7	2.0	130.7
2012 $75 million ATM	661,930	$22.47	14.9	0.2	14.7
Total/Weighted Average	8,081,376	$22.60	$182.6	$2.7	$179.9

Dividends

The table below sets forth the dividends attributable to the common stock during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively:

Month Ended 2015	Declaration Date	Per Share	Date Paid
March 31	October 30, 2014	$0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$0.3375

Month Ended 2014	Declaration Date	Per Share	Date Paid
Month ended December 31	July 29, 2014	$0.110	Janaury 15, 2015
Month ended November 30	July 29, 2014	0.110	December 15, 2014
Month ended October 31	July 29, 2014	0.110	November 17, 2014
Month ended September 30	May 5, 2014	0.110	October 15, 2014
Month ended August 31	May 5, 2014	0.110	September 15, 2014
Month ended July 31	May 5, 2014	0.110	August 15, 2014
Month ended June 30	February 21, 2014	0.105	July 15, 2014
Month ended May 31	February 21, 2014	0.105	June 16, 2014
Month ended April 30	February 21, 2014	0.105	May 15, 2014
Month ended March 31	December 18, 2013	0.105	April 15, 2014
Month ended February 28	December 18, 2013	0.105	March 17, 2014
Month ended January 31	December 18, 2013	0.105	February 17, 2014
Total		$1.2900

On February 20, 2015, the Company’s board of directors declared the common stock dividend for the months ending April 30, 2015, May 31, 2015 and June 30, 2015 at a monthly rate of $0.1125 per share of common stock. On May 4, 2015, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2015, August 30, 2015, and September 30, 2015 at a monthly rate of $0.1150 per share of common stock.

Board of Director’s Compensation

The Company’s independent directors are paid annual fees for serving as members of the Company’s board of directors, plus certain additional committee fees. All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or serving on various committees during 2015 and 2014. The shares of common stock are issued to the independent directors pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”).  The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during the three months ended March 31, 2015 and the year ended December 31, 2014:

Service During Quarter Ended 2015	Grant Date	Shares	Fair Value
March 31	April 15, 2015	3,731	$84,000
Total		3,731	$84,000

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
December 31	January 15, 2015	3,298	$87,000
September 30	October 15, 2014	3,958	88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total		14,200	$341,000

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants shares of restricted common stock to certain employees of the Company.  The shares of restricted common stock are subject to time-based vesting. Shares of restricted common stock granted on January 12, 2015, subject to the recipient’s continued employment, will vest in three equal installments on each anniversary date of the grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted common stock:

	Shares
Unvested at December 31, 2013	214,389
Granted	103,149	(1)
Vested	(51,885)
Forfeited	(1,737)
Unvested at December 31, 2014	263,916
Granted	94,290	(2)
Vested	(57,528)
Forfeited	(2,171)
Unvested at March 31, 2015	298,507

(1)	The grant date fair value per share was $20.13.
(2)	The grant date fair value per share was $26.17.

The unrecognized compensation expense associated with the Company’s restricted common stock at March 31, 2015 was $5.3 million.

The following table summarizes the fair value at vesting date for the restricted common stock vested during the period (in millions, except share data):

	For the three months ended March 31,
	2015	2014
Restricted common stock vested awards	57,528	37,228
Fair value of restricted common stock vested	$1.4	$0.8

7. Noncontrolling Interest

The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Noncontrolling interests in the Company are interests in the Operating Partnership that are not owned by the Company and long-term incentive plan units in the Operating Partnership (“LTIP units”).  The table below summarizes the activity:

	Other		Total
	Noncontrolling		Noncontrolling	Noncontrolling
	Common Units	LTIP Units	Common Units	Interest
Balance at December 31, 2013	6,299,186	599,464	6,898,650	13.35%
Conversions from LTIP units to Common Units	12,000	(12,000)	—	N/A
Redemptions from Common Units to common stock	(5,105,584)	—	(5,105,584)	N/A
Issuance/grant	—	719,572	719,572	N/A
Forfeitures	—	—	—	N/A
Redemption of Common Units for cash	(80,789)	—	(80,789)	N/A
Balance at December 31, 2014	1,124,813	1,307,036	2,431,849	3.64%
Issuance/grant	812,676	223,069	1,035,745	N/A
Forfeitures	—	—	—	N/A
Redemption of Common Units for cash	(2,400)	—	(2,400)	N/A
Balance at March 31, 2015	1,935,089	1,530,105	3,465,194	5.07%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

Noncontrolling Common Units

Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Common Units directly and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Noncontrolling Common Units have the right to cause the Operating Partnership to redeem any or all of their Noncontrolling Common Units for cash equal to the then-current market value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. Each Noncontrolling Common Unit will receive the same monthly distribution as a share of common stock.

As partial consideration for the building acquired on January 22, 2015, the Company granted 812,676 Noncontrolling Common Units in the Operating Partnership with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. The number of Noncontrolling Common Units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Noncontrolling Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Noncontrolling Common Units granted. The issuance of the Noncontrolling Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Noncontrolling Common Units.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units in the Operating Partnership.  LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP units granted on January 12, 2015 to certain executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over three years. LTIP units granted on January 12, 2015 to independent directors, subject to the recipient’s continued service, will vest on the one year anniversary date of the grant.

Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the members’ capital account to the economic equivalent of the Common Unit. As of March 31, 2015, 1,307,036 of the 1,530,105 outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at grant date.  The table below sets forth the assumptions used in valuing such LTIP units for the three months ended March 31, 2015:

Assumptions
Grant date	January 12, 2015
Expected term	10 years
Expected volatility	20.0%
Expected dividend yield	6.0%
Risk-free interest rate	0.6159%
Fair value of LTIP units at issuance (in millions)	$5.4
LTIP units at issuance	223,069
Fair value unit price per LTIP unit at issuance	$24.43

The following table summarizes activity related to the Company’s unvested LTIP units:

	LTIP Units
Unvested at December 31, 2013	368,760
Granted/Issued	719,572
Vested	(639,445)	(1)
Forfeited	—
Unvested at December 31, 2014	448,887
Granted	223,069
Vested	(51,420)
Forfeited	—
Unvested at March 31, 2015	620,536	(2)

(1)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the 2011 Outperformance Program.
(2)	The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2015 was $11.3 million.

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in millions, except unit data):

	For the three months ended March 31,
	2015	2014
LTIP units vested awards	51,420	41,181
Fair value of awards vested	$1.2	$1.0

8.  Equity Incentive Plan

Outperformance Program

On January 12, 2015, the compensation committee of the board of directors of the Company approved the 2015 Outperformance Program (the “2015 OPP”) under the Company’s 2011 Plan, to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company and its affiliates.

Recipients of awards under the 2015 OPP will share in an outperformance pool if the Company’s total stockholder return, including both share appreciation and dividends, exceeds an absolute hurdle over a three‑year measurement period from January 1, 2015 to January 1, 2018 (the “measurement period”), based on a beginning value of $24.49 per share of the Company’s common stock, as well as a relative hurdle based on the MSCI US REIT Index. Provided the Company’s increase in cumulative absolute total stockholder return over the measurement period equals or exceeds 25% (the “threshold percentage”), the outperformance pool consists of 10% of the excess total stockholder return above an absolute total stockholder return hurdle. The hurdle is equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period.

The aggregate reward for all recipients collectively is capped at the lesser of (i) 0.24% of the product of the total number of shares of common stock and Noncontrolling Common Units outstanding on January 1, 2018 and the average common stock price of the Company for the 20 trading days ending immediately prior to January 1, 2018, and (ii) $15.4 million.

Each participant’s award under the 2015 OPP is designated as a specified percentage of the aggregate outperformance pool. If the threshold percentage and return hurdle were achieved at the end of the measurement period, the outperformance pool will be calculated and then allocated to the award recipients. The 2015 OPP provides that awards will be paid in the form of fully vested shares of the Company’s common stock, or, with the award recipient’s consent, other securities or cash.

The 2015 OPP awards were valued at approximately $1.6 million utilizing a Monte Carlo simulation to estimate the probability of the conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black‑Scholes and binomial formulas and such simulation was run approximately 500,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk‑free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk‑free interest and (ii) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk‑neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2015 OPP awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 20% and 13.6%, respectively, and a risk free rate of 0.9814%. The expense associated with the value of the 2015 OPP awards will be amortized on a straight-line basis over the measurement period.

Equity Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the amortization of restricted stock, LTIP units, the 2015 OPP, the 2011 Outperformance Program that concluded on September 19, 2014, and the Company’s board of directors’ compensation:

	For the three months ended March 31,
Equity compensation expense (in millions)	2015	2014
Restricted stock	$0.5	$0.3
LTIP units	1.1	0.6
Outperformance programs	0.1	0.1
Board of directors compensation	0.1	0.1
Total equity compensation expense	$1.8	$1.1

9. Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, irrespective of whether the awards ultimately vest or expire. During the three months ended March 31, 2015 and March 31, 2014, there were 290,280 and 279,659, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and March 31, 2014, respectively (in thousands, except share data).

Three months ended
March 31, 2015
Numerator
Net loss from continuing operations	$(1,427)
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	101
Less: loss attributable to noncontrolling interest after preferred stock dividends	(198)
Loss from continuing operations attributable to common stockholders	$(4,042)
Denominator
Weighted average common shares outstanding—basic and diluted	64,286,213
Loss per share—basic and diluted	$(0.06)

Three months ended
March 31, 2014
Numerator
Net income from continuing operations	$21
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	88
Less: loss attributable to noncontrolling interest after preferred stock dividends	(364)
Loss from continuing operations attributable to common stockholders	$(2,415)
Denominator
Weighted average common shares outstanding—basic and diluted	45,139,481
Loss per share—basic and diluted	$(0.05)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At March 31, 2015 and December 31, 2014, the fair value of the incentive fee was zero.  The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5%, exit capitalization rate of 9.8%, and annual market rent and expense growth rates of 1% to 3%.

11. Concentrations of Credit Risk

Concentrations of credit risk relevant to the Company may arise when a number of financing arrangements, including revolving credit facilities or derivatives, are entered into with the same lenders or counterparties, and have similar economic features that would cause their inability to meet contractual obligations. Concentration of credit risk may also arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected.

The Company mitigates the concentration of credit risk as it relates to financing arrangements by entering into loan syndications with multiple, reputable financial institutions. The Company also reduces exposure by diversifying its derivatives across multiple counterparties who meet established credit and capital guidelines, with six different counterparties comprising the eight outstanding derivatives in an asset position as of March 31, 2015.

The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than 2.2% of annualized base rental revenue, defined as the contractual monthly base rent as of March 31, 2015 multiplied by twelve, for the three months ended March 31, 2015. The Company has tenants concentrated in various industries that may experience adverse effects from certain economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Automotive, Air Freight & Logistics, and Industrial Equipment, Component and Metals. There is no tenant industry in the Company’s portfolio that is greater than 11.6% of annualized base rental revenue as of March 31, 2015.

12.  Subsequent Events

GAAP requires an entity to disclose certain events that occur after the balance sheet date but before financial statements are issued (“subsequent events”). There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). No significant recognized subsequent events were noted.

The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”).

The following non-recognized subsequent events are noted:

On May 4, 2015, the Company and the Operating Partnership and Benjamin S. Butcher, the Company’s Chief Executive Officer, President and Chairman of the Board, entered into an amended and restated employment agreement.  The amended and restated agreement is similar to Mr. Butcher’s original employment agreement, provides for the same definitions of “cause” and “good reason” and the same severance structure and did not materially change Mr. Butcher’s annual base salary or bonus opportunity.  The amended and restated agreement is for an initial term of three years.  The agreement automatically extends for successive one-year terms unless, not fewer than 60 days before the term’s end, either party provides a notice of non-renewal to the other party.  In connection with the amended and restated agreement, the compensation committee of the board of directors granted Mr. Butcher a retention award of 100,000 LTIP units that vest one-half on the third anniversary of the grant and one-sixth on the fourth, fifth and sixth anniversaries.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements and related notes thereto included in our most recent Annual Report on Form 10-K.

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

Overview

We are a REIT focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. We endeavor to (i) identify relative value investments across all locations, single tenant industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an institutional manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “STAG.”

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2015, we owned approximately 94.93% of the common equity of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 5.07%.

We are organized and conduct our operations to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.  We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Portfolio Summary

The characteristics of the properties within our portfolio as of March 31, 2015 are shown in the table below:

Portfolio characteristics	March 31, 2015	December 31, 2014
Number of Buildings	253	248
Square Feet	48,533,893	47,024,076
Average Building Size (square feet)	191,834	189,613
Average Building Age (years)	29	29
Average Minimum and Maximum Clear Height (feet) (1)	26-29	26-29
Number of Tenants	231	227
Number of Leases	268	261
Average Lease Size (square feet)	171,031	170,890

(1)	Excludes flex/office buildings

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of March 31, 2015. As used herein, “annualized rent,” “annualized base rental revenue” and similar terms refer to the contractual monthly base rent as of March 31, 2015 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2015, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

						Annualized	Annualized
					% of	Base	Base
					Total	Rental	Rental	% of Total
	Number		Occupied		Occupied	Revenue	Revenue	Annualized
	of	Square	Square		Square	(in	Per Leased	Base Rental
Building Type	Buildings	Feet	Feet	Occupancy(1)	Feet	thousands)	Square Foot	Revenue
Warehouse/Distribution	183	41,822,626	39,615,109	94.7%	86.4%	$152,480	$3.85	84.2%
Light Manufacturing	50	5,572,740	5,382,773	96.6%	11.8%	19,746	$3.67	10.9%
Flex/Office	20	1,138,527	838,471	73.6%	1.8%	8,819	$10.52	4.9%
Total/Weighted Average	253	48,533,893	45,836,353	94.4%	100.0%	$181,045	$3.95	100.0%

(1)

Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

We are in the process of evaluating the potential future disposition of a portion of our flex/office portfolio. We will continue to dispose of these properties on an opportunistic basis from time to time.

Geographic Diversification

The following table sets forth information relating to geographic diversification by region and state, respectively, in our portfolio based on total annualized base rental revenue as of March 31, 2015 (dollars in thousands):

						Total	Annualized
						Annualized	Base
					% of	Base	Rental	% of Total
	Total	Total		Total	Total	Rental	Revenue	Annualized
	Number	Number		Leased	Leased	Revenue	Per Leased	Base
	of	of	Region	Square	Square	(in	Square	Rental
Region	States	Buildings	Occupancy	Feet	Feet	thousands)	Foot	Revenue
Midwest	10	107	89.4%	17,115,270	37.3%	$68,550	$4.01	37.9%
East	13	92	98.7%	17,678,152	38.6%	70,137	$3.97	38.7%
South	8	44	96.8%	9,260,107	20.2%	32,644	$3.53	18.0%
West	5	10	93.0%	1,782,824	3.9%	9,714	$5.45	5.4%
Total/Weighted Average	36	253	94.4%	45,836,353	100.0%	$181,045	$3.95	100.0%

The following map indicates the states in which we own properties as of March 31, 2015.

WA
MT
ND
ME
VT
OR
MN
NH
ID
SD
WI
MI
NY
MA
RI
WY
CT
IA
PA
NE
NJ
NV
IL
IN
OH
DE
UT
MD
CA
CO
WV
KS
MO
VA
KY
NC
TN
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rental revenue as of March 31, 2015:

				Total	% of
		Total	% of	Annualized	Total
	Total	Leased	Leased	Base Rental	Annualized
	Number	Square	Square	Revenue (in	Base Rental
Industry	of Leases	Feet	Feet	thousands)	Revenue
Automotive	34	5,240,105	11.5%	$20,849	11.6%
Air Freight & Logistics	32	5,371,253	11.7%	20,739	11.5%
Ind Equip, Component & Metals	34	4,660,709	10.2%	19,267	10.6%
Containers & Packaging	19	4,594,452	10.0%	17,194	9.5%
Food & Beverages	20	3,956,782	8.6%	15,780	8.7%
Household Durables	11	2,877,420	6.3%	10,203	5.6%
Personal Products	8	2,411,912	5.3%	9,936	5.5%
Office Supplies	11	2,514,973	5.5%	9,599	5.3%
Retail	11	2,879,553	6.3%	9,485	5.2%
Healthcare	14	1,822,573	4.0%	8,181	4.5%
Business Services	13	1,667,352	3.6%	8,032	4.4%
Building Materials	15	1,897,707	4.1%	7,037	3.9%
Aerospace & Defense	8	1,048,207	2.3%	4,351	2.4%
Finance	3	429,045	0.9%	3,725	2.1%
Technology	8	942,315	2.1%	3,627	2.0%
Media & Entertainment	4	1,016,876	2.2%	2,600	1.4%
Non-Profit/Government	5	189,004	0.4%	1,752	1.0%
Education	4	466,653	1.0%	1,695	0.9%
Recreational Goods	3	281,387	0.6%	1,280	0.7%
Other	11	1,568,075	3.4%	5,713	3.2%
Total	268	45,836,353	100.0%	$181,045	100.0%

Building by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets.

As of March 31, 2015, our investments in primary, secondary, and tertiary markets are as follows:

	Number	Square Footage			Annualized Base Rental Revenue
Market Type	of Buildings	Amount	%	Occupancy	(in thousands)%
Primary	49	10,009,268	20.6%	96.9%	$37,542	20.7%
Secondary	150	31,043,576	64.0%	93.4%	116,684	64.5%
Tertiary	54	7,481,049	15.4%	95.4%	26,819	14.8%
Total/Weighted Average	253	48,533,893	100.0%	94.4%	$181,045	100.0%

We define primary markets as the 29 largest industrial metropolitan areas, which each have approximately 200 million or more in net rentable square footage.  We define secondary industrial markets as markets with net rentable square footage ranging from 25 million to 200 million.  We define tertiary markets as markets with less than 25 million square feet of net rentable square footage.

Portfolio Growth

The following tables summarize the acquisitions during the three months ended March 31, 2015:

Location of property acquired during the three months ended March 31, 2015	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Total	1,485,717	5	$97,083

(1)	The Company also acquired a vacant developable land parcel adjacent to the building.

During the three months ended March 31, 2015, the weighted estimated average capitalization rate for properties acquired was 8.0%. The weighted estimated average capitalization rate was calculated by dividing (i) the Company’s estimate of year one net cash flow from operations, which does not include termination income, miscellaneous other income, credit loss, vacancy loss, or rental concessions by (ii) the acquisition price, as defined by accounting principles generally accepted in the Unites States of America (“GAAP”). These capitalization rate estimates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Top Tenants

Our portfolio of properties has a stable and diversified tenant base. As of March 31, 2015, our properties were 94.4% leased to 231 tenants in a variety of industries, with no single tenant accounting for more than 2.2% and no single industry accounting for more than 11.6% of our total annualized base rental revenue. Our ten largest tenants account for approximately 15.5% of our annualized rent. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry. As of March 31, 2015, based upon our tenants’ most recently available public filings and our tenants’ internally prepared financial data, our tenants or their parents (including parents not guaranteeing any tenant lease obligations) had the following characteristics based on annualized base rent:

•	approximately 55.7% were publicly rated;
•	approximately 27.1% were investment grade rated;
•	approximately 88.5% had annual revenues in excess of $100.0 million; and
•	approximately 61.0% had annual revenues in excess of $1.0 billion.

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2015:

			Total	% of
			Annualized	Total
			Base	Annualized
	Number	Total	Rental	Base
	of	Leased	Revenue (in	Rental
Tenants	Leases	Square Feet	thousands)	Revenue
Deckers Outdoor Corporation	2	723,106	$3,948	2.2%
Solo Cup Company	1	1,035,249	3,810	2.1%
New Breed Logistics, Inc	2	578,997	3,370	1.9%
International Paper Company	2	573,323	3,024	1.7%
Generation Brands, LLC	1	503,490	2,634	1.5%
Bank of America, N.A.	1	318,979	2,464	1.3%
Exel Logistics	3	799,074	2,448	1.3%
Jacobson Warehouse Company LLC	2	578,687	2,216	1.2%
Spencer Gifts, LLC	1	491,025	2,186	1.2%
Closetmaid Corporation	2	619,466	2,053	1.1%
Total	17	6,221,396	$28,153	15.5%

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our external growth, specifically acquisition activity and internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our results of operations.

Outlook

The outlook for our business remains positive. The combination of attractive capital markets and the availability of attractively priced properties has and should continue to allow us to deploy our capital on an attractive “spread investing” basis.  While not certain, many market participants believe that interest rates are likely to rise at some point during 2015.  If interest rates rise as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany it.  This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and the fact that many of the firms who are competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

Another notable development in recent months is the strengthening of the U.S. Dollar versus competing currencies including the Euro and Yen.  The combination of accommodative monetary policies from central banks globally, the completion of quantitative easing by the Federal Reserve, market expectations for future interest rate increases by the Federal Reserve and market views on underlying economic fundamentals have created a strengthening context for the U.S. Dollar.  The appreciation in the U.S. Dollar can be a headwind for U.S. exporters and U.S. multi-nationals, however, it can also be a benefit to foreign multi-nationals which support U.S. subsidiaries and operate U.S. industrial properties.  To date, we have not seen an immediate positive and/or negative impact on our business.  We will continue to watch this trend and its impact on our buildings and tenants.

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

	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
GDP Growth Rate	0.2%	2.2%	5.0%	4.6%	(2.1)%

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Unemployment Rate	5.5%	5.6%	5.9%	6.1%	6.6%
Change in Non-Farm Employment (000s)	126.0	329.0	250.0	286.0	225.0
Consumer Confidence Index	101.3	93.1	89.0	86.4	83.9
Purchasing Managers Index (ISM)	51.5%	55.1%	56.1%	55.7%	54.4%
10-year Treasury Yield	1.94%	2.17%	2.52%	2.53%	2.73%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (000s)	17,500	17,200	16,800	17,200	16,800
Mfg New Orders: Durable Goods (000s)	240,175	229,827	243,200	244,841	238,420

*Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board, Board of Governors of the Federal Reserve System, U.S. Census Bureau, and Institute for Supply Management.  Each statistic is the latest revision available at the time of publishing this report.

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

Currently, the GDP growth rate, positive non-farm payrolls, strong consumer confidence, an expansionary ISM index level, solid United States total vehicle sales, and low interest rates are positive fundamental signs for industrial demand.

Expanding job count and increasing consumer confidence suggests consumers will be spending more money in the foreseeable future.  This is expected to lead to an increase in industrial activity and more demand for industrial space.

The recovery of the United States economy and specifically the improving dynamic for United States industrial production is expected to continue to increase demand for industrial space in the United States.  Several trends and other factors contribute to the expected demand increase, including:

•

an increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the United States consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain);

•	the overall high quality of the transportation infrastructure in the United States; and
•	the rise of e-commerce (as compared to traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space.

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

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2015, our buildings were approximately 94.4% leased and our GAAP lease rates on new and renewal leases together grew 0.1% during the three months ended March 31, 2015. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, the regional economy, and the local economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit help us allow to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our historical retention since our initial public offering:

				Cash	GAAP
		Expiring	Renewal	Rollover	Rollover
		Square	Square	Rent	Rent
Historical Retention	Retention %	Feet	Feet (1)	Change	Change
Period ended December 31, 2011 (April 20, 2011 to December 31, 2011)	73.9%	514,476	380,136	1.8%	2.5%
Year ended December 31, 2012	84.2%	2,152,085	1,812,431	(0.8)%	2.3%
Year ended December 31, 2013	58.5%	2,811,984	1,646,283	3.6%	7.4%
Year ended December 31, 2014	69.7%	3,467,769	2,418,076	5.1%	9.6%
Quarter ended March 31, 2015	64.1%	1,528,723	979,987	6.7%	9.6%
Total/Weighted Average	69.1%	10,475,037	7,236,913

(1)	“Renewal square footage” represents renewal leases commencing during the period irrespective of date signed.

The following table provides a summary of leases executed for the three months ended March 31, 2015.  The table does not include month to month leases or leases with terms less than 12 months.

			Cash Basis	GAAP Basis	Total	Cash	GAAP	Weighted
	Leases Signed		Rent Per	Rent Per	Turnover	Basis	Basis	Average
		Square	Square	Square	Costs Per	Rent	Rent	Lease
	Count	Feet	Foot	Foot (1)	Square Foot (2)	Growth	Growth (1)(3)	Term (4)
Three months ended March 31, 2015
New Leases	2	167,200	$3.40	$3.15	$1.59	8.3%	0.0%	2.9
Renewal Leases	2	136,653	$7.24	$7.36	$0.22	(4.5)%	0.1%	3.6
Total / Weighted Average	4	303,853	$5.12	$5.04	$0.97	(2.4)%	0.1%	3.3
Temporary Leases	5	245,280
Total Leasing Activity	9	549,133

(1)

Excludes one new lease of 97,000 square feet, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the three months ended March 31, 2015.

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

Certain leases entered into by us contain rental concessions. Any such rental concessions are accounted for on a straight-line basis over the term of the lease. The following table provides a summary of leases with rental concessions executed for the three months ended March 31, 2015.

	Leases Signed			Weighted
		Square	Rental	Average Lease
	Count	Feet	Concessions	Term (years)
Three months ended March 31, 2015
New Leases	2	167,200	$152,231	2.9
Renewal Leases	2	136,653	—	3.6
Total/Weighted Average	4	303,853	$152,231	3.3

Of the 1.5 million square feet of leases that expired during the three months ended March 31, 2015, we have renewed 1.0 million square feet of leases, resulting in a 64.1% tenant retention rate for the three months ended March 31, 2015.

Subsequent to March 31, 2015, we executed three leases consisting of 65,540 square feet.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 8.0% of our annualized base rental revenue will expire during the period from April 1, 2015 to March 31, 2016 (excluding month to month leases and leases expiring on March 31, 2016, which are considered occupied on that day).  We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property by property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases, thereby resulting in lower revenue from the same space.

The following table and chart set forth a summary schedule of lease expirations for leases in place as of March 31, 2015, plus available space, for each of the ten calendar years beginning with 2015 and thereafter in our portfolio (dollars in thousands). The information in the table and chart assumes that tenants exercise no renewal options and no early termination rights.

				Total	% of Total	Average Base
	Number			Annualized	Annualized	Rental
	of	Total	% of	Base Rental	Base	Revenue
	Leases	Rentable	Occupied	Revenue (in)	Rental	per Expiring
Lease Expiration Year	Expiring	Square Feet	Square Feet	thousands)	Revenue	Square Foot
Available	—	2,697,540	—	—	—	—
MTM(1)	7	151,465	0.3%	$746	0.4%	$4.93
2015	15	2,588,288	5.7%	9,258	5.1%	$3.58
2016	48	6,124,393	13.4%	25,946	14.3%	$4.24
2017	42	6,735,108	14.7%	26,561	14.7%	$3.94
2018	47	8,728,761	19.0%	33,413	18.5%	$3.83
2019	28	5,622,094	12.3%	22,109	12.2%	$3.93
2020	20	4,443,417	9.7%	17,453	9.6%	$3.93
2021	19	3,459,663	7.5%	15,504	8.6%	$4.48
2022	12	1,590,108	3.5%	5,936	3.3%	$3.73
2023	8	2,079,866	4.5%	7,593	4.2%	$3.65
2024	6	1,222,871	2.7%	5,041	2.8%	$4.12
Thereafter	16	3,090,319	6.7%	11,485	6.3%	$3.72
Total/Weighted Average	268	48,533,893	100.0%	$181,045	100.0%	$3.95

(1)	Month‑to‑month leases.

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

As of March 31, 2015, for the period April 1, 2015 to March 31, 2016, one  of our top ten leases based on March 31, 2015 annualized base rental revenue will be expiring.

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of March 31, 2015:

		% of
		Total		% of
		Leased	Annualized	Total
	Leased	Square	Base Rental	Annualized
Tenants	Square Feet	Feet	(in thousands)	Rental Revenue
Solo Cup Company	1,035,249	2.3%	$3,810	2.1%
New Breed Logistics, Inc	528,997	1.2%	3,066	1.7%
Generation Brands, LLC	503,490	1.1%	2,634	1.5%
Bank of America, N.A.	318,979	0.7%	2,465	1.4%
International Paper Company	465,323	1.0%	2,462	1.4%
Deckers Outdoor Corporation	423,106	0.9%	2,310	1.3%
Spencer Gifts, LLC	491,025	1.1%	2,186	1.2%
Closetmaid Corporation	619,466	1.4%	2,053	1.1%
CareFusion 213, LLC	360,134	0.8%	1,956	1.1%
Archway Marketing Serv., Inc.	386,724	0.8%	1,858	1.0%
Total	5,132,493	11.3%	$24,800	13.8%

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

Results of Operations

Our results of operations are largely driven by our levels of occupancy as well as the rental rates we receive from tenants. From an occupancy standpoint, since we generally acquire assets that are 100% occupied and market occupancy is generally between 90% and 95%, we expect our assets to trend to market-based levels of occupancy over time. This trend puts negative, but anticipated, pressure on our same store (as defined below) results. From a rental rate standpoint, our Company has historically achieved overall rental increases in our tenant rollovers on a cash basis and GAAP basis.

The following discussion of our results of our same store net operating income should be read in conjunction with the consolidated financial statements and the accompanying footnotes. For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see “Non-GAAP Financial Measures” below. We consider our same store portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.  However, because we have acquired 100% occupied properties and we have grown the portfolio significantly every year since our initial public offering, our same store results do not represent a market portfolio with market occupancy.  Because we have above market occupancy, our same store results may look unfavorable at times.  We encourage the reader to not only look at our same store results, but our total portfolio results as well, due to historic and future growth.

Comparison of three months ended March 31, 2015 to the three months ended March 31, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On January 1, 2014, we owned 209 buildings including 142 warehouse/distribution buildings, 47 light manufacturing buildings and 20 flex/office buildings.  Subsequent to January 1, 2014, we sold four buildings for which the results of operations are included in disposition or income (loss) from continuing operations and in the table below are not considered part of our same store portfolio.  Therefore, there are 205 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 2.5% to 92.9% as of March 31, 2015 compared to 95.4% as of March 31, 2014.  The results of operations from acquisitions relates to the 48 buildings acquired after January 1, 2014 for an aggregate cost of approximately $522.1 million.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2015 and March 31, 2014 with respect to the buildings acquired and disposed of after January 1, 2014.  In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014.  None of the properties sold in 2014 met the definition of a discontinued operation under this new definition and are therefore included within dispositions in the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Change
	2015	2014	$	%	2015	2014	2015	2014	$	%

Revenue
Operating revenue
Rental income(1)	$33,442	$33,491	(49)	(0.1)%	$9,756	$627	$43,198	$34,118	$9,080	26.6%
Tenant recoveries	5,455	5,366	89	1.7%	2,132	50	7,587	5,416	2,171	40.1%
Other income (2)	33	40	(7)	(17.5)%	3	—	36	40	(4)	(10.0)%
Total operating revenue	38,930	38,897	33	0.1%	11,891	677	50,821	39,574	11,247	28.4%
Expenses
Property operating expenses	8,031	7,874	157	2.0%	2,215	111	10,246	7,985	2,261	28.3%
Net operating income (3)	$30,899	$31,023	(124)	(0.4)%	$9,676	$566	$40,575	$31,589	$8,986	28.4%
Other expenses (income)
General and administrative							7,530	5,475	2,055	37.5%
Other income							(168)	(169)	1	(0.6)%
Property acquisition costs							318	559	(241)	(43.1)%
Depreciation and amortization							26,129	19,854	6,275	31.6%
Other expenses							186	237	(51)	(21.5)%
Total other expenses (income)							33,995	25,956	8,039	31.0%
Total expenses							44,241	33,941	10,300	30.3%
Other income (expense)
Interest income							3	4	(1)	(25.0)%
Interest expense							(8,010)	(5,666)	(2,344)	41.4%
Gain on sale of rental property							—	50	(50)	(100.0)%
Total other income (expense)							(8,007)	(5,612)	(2,395)	42.7%
Net income (loss)							$(1,427)	$21	$(1,448)	(6,895)%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(198)	(364)	166	(45.6)%
Net income (loss) attributable to STAG Industrial, Inc.							$(1,229)	$385	$(1,614)	(419.2)%

(1)	Rental income excludes corporate sublease rental income, which is included below in other expenses (income) for purposes of calculating net operating income.
(2)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
(3)	For a detailed discussion of net operating income, including the reasons management believes net operating income is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization decreased by $49,000 or 0.1% to $33.4 million for the three months ended March 31, 2015 compared to $34.5 million for the three months ended March 31, 2014.  Approximately $0.6 million of the change was primarily attributable to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased $0.4 million related to an increase in amortization of net above market leases. These decreases were offset by approximately $0.5 million of rental increases due to new leases, and renewals and expansions of existing tenants, and $0.5 million related to termination income recognized at one of the properties.

Same store tenant recoveries increased by $0.1 million or 1.7% to $5.5 million for the three months ended March 31, 2015 compared to $5.4 million for the three months ended March 31, 2014. The increase was primarily due to increases in occupancies resulting in an increase in recoveries of $0.3 million as well as a $0.2 million increase at one of our buildings where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly to the taxing authority. This increase was partially offset due to a $0.3 million decrease related to tenant vacancies.  Additionally, there was a $0.1 million decrease in tenant recoveries related to one building where the tenant’s lease terms changed and the tenant began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by the Company.

Same store other income decreased by $7,000 or 17.5% to $33,000 for the three months ended March 31, 2015 compared to $40,000 for the three months ended March 31, 2014.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.2 million or 2.0% to $8.0 million for the three months ended March 31, 2015 compared to $7.9 million for the three months ended March 31, 2014. An increase of $0.1 million is primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly, and another $0.1 million of real estate taxes for vacancies where the tenant had previously been paying the taxes directly. Same store expenses also increased by $0.1 million for bad debt expense and other related expenses recognized for one of our tenants. These increases are partially offset by a $0.1 million decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by the Company.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, corporate sublease income, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses (income) increased $8.0 million or 31.0% for the three months ended March 31, 2015 to $34.0 million compared to $26.0 million for the three months ended March 31, 2014.  The increase was primarily related to an increase of $6.3 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base.  The increase was also attributable to a $2.1 million increase in general and administrative expenses primarily related to the non-cash compensation expense, specifically related to the 2015 equity grants with a vesting period of three years for employees and one year for independent directors, and other costs attributable to an increased number of employees. The increase was partially offset by a decrease of $0.2 million related to property acquisition costs due to three acquisition transactions during the three months ended March 31, 2015 compared to four acquisition transactions during the three months ended March 31, 2014, and due to the fact that one of the acquisition closed in January and the majority of the acquisition expenses were incurred in the last quarter of 2014.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sale of real estate.  Interest expense includes interest paid and accrued during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.4 million, or 42.7%, to $8.0 million for the three months ended March 31, 2015 compared to $5.6 million for the three months ended March 31, 2014.  The increase was primarily attributable to a $2.3 million increase in interest expense related to the increase in total debt outstanding of $747.1 million as of March 31, 2015 compared to $546.5 million as of March 31, 2014, as well as an increase in the weighted average interest rate. This increase was primarily a result of the issuance of the unsecured notes (as discussed in Indebtedness Outstanding below) issued between July 1, 2014 and February 20, 2015.

Total Net Income (Loss)

The total net income (loss) decreased by $1.6 million to net loss of $1.2 million for the three months ended March 31, 2015 compared to a net income of $0.4 million for the three months ended March 31, 2014. The decrease was attributable to all of the aforementioned factors.

Cash Flows

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

The following table summarizes our cash flows for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (dollars in thousands):

	Three months ended March 31,		Change
	2015	2014	$	%
Cash provided by operating activities	$21,816	$14,528	$7,288	50.2%
Cash used in investing activities	$66,705	$38,840	$27,865	71.7%
Cash provided by financing activities	$32,699	$46,348	$(13,649)	(29.4)%

Net cash provided by operating activities.  Net cash provided by operating activities increased $7.3 million to $21.8 million for the three months ended March 31, 2015 compared to $14.5 million for the three months ended March 31, 2014. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2014, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred after March 31, 2014,  fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total indebtedness outstanding and weighted average interest rate.

Net cash used in investing activities.  Net cash used in investing activities increased by $27.9 million to $66.7 million for the three months ended March 31, 2015 compared to $38.8 million for the three months ended March 31, 2014. The change is primarily attributable to the acquisition of three properties for a total cash consideration of $63.4 million during the three months ended March 31, 2015 compared to the acquisition of four properties for a total cash consideration of $36.9 million during the three months ended March 31, 2014.

Net cash provided by financing activities.  Net cash provided by financing activities decreased $13.6 million to $32.7 million for the three months ended March 31, 2015 compared to $46.3 million for the three months ended March 31, 2014. This is primarily due to a decrease in proceeds of sale of common stock of $67.4 million, a decrease of $50 million of proceeds from our unsecured term loans, and an increase in dividends and distributions paid of $6.5 million as a result of the increased number of shares and units outstanding as well as a $0.025 increase in the dividend paid per share during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Additionally, repayments of mortgage notes payable increased by $11.8 million as a result of the immediate repayment of the mortgage note payable that was assumed in connection with the acquisition of the Burlington, NJ property. These decreases were offset by an increase of proceeds of $120 million from our unsecured notes as a result of the issuance of the $100 million 4.32% series

D 10-year unsecured notes and the $20 million 4.42% series E 12-year unsecured notes on February 20, 2015, as well as decrease of $0.5 million of net cash outflow from our unsecured credit facility.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” below.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities.  Operating cash flow is primarily rental revenue, expense recoveries from tenants, and other income from operations and is our principal source of funds that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT qualification. We look to the capital markets (new equity, debt and, potentially in the future, hybrid instruments) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt and equity financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of March 31, 2015, the Company had total immediate liquidity of $388.7 million, comprised of $11.7 million of cash and $377.0 million of immediate availability on the Company’s unsecured credit facility and unsecured term loans. This liquidity is sufficient to address the Company’s remaining anticipated 2015 acquisitions.

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

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the three months ended March 31, 2015. These distributions on our common stock are voluntary, to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other short-term liquidity requirements.

Month Ended 2015	Declaration Date	Per Share	Date Paid
March 31	October 30, 2014	$0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$0.3375

On February 20, 2015, the Company’s board of directors declared the common stock dividend for the months ending April 30, 2015, May 31, 2015 and June 30, 2015 at a monthly rate of $0.1125 per share of common stock. On May 4, 2015, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2015, August 30, 2015, and September 30, 2015 at a monthly rate of $0.1150 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series A Preferred Stock and the Series B Preferred Stock, respectively, during the three months ended March 31, 2015:

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2015	Declaration Date	Per Share	Per Share	Date Paid
March 31	February 20, 2015	$0.5625	$0.4140625	March 31, 2015
Total		$0.5625	$0.4140625

On May 4, 2015, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending June 30, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of March 31, 2015 (dollars in thousands):

		Principal
		outstanding as
		of			Pre-
	Interest	March 31,		Current	payment
Loan	Rate (1)	2015		Maturity	Terms (2)
Unsecured credit facility:
$300 Million Wells Fargo Unsecured Credit Facility	L + 1.15%	73,000		Dec-18-2019	i
Total unsecured credit facility		$73,000

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	L + 1.65%	150,000		Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	L + 1.70%	—		Mar-21-2021	ii
Total unsecured term loans		$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	4.98%	50,000		Oct-1-2024	ii
$50 Million Series B Unsecured Notes	4.98%	50,000		Jul-1-2026	ii
$80 Million Series C Unsecured Notes	4.42%	80,000		Dec-30-2026	ii
$100 Million Series D Unsecured Notes	4.32%	100,000		Feb-20-2025	ii
$20 Million Series E Unsecured Notes	4.42%	20,000		Feb-20-2027	ii
Total unsecured notes		$300,000

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%	$3,393	(3)	Jun-1-2016	ii
Webster Bank, National Association	4.22%	5,636		Aug-4-2016	ii
Union Fidelity Life Insurance Co.	5.81%	6,017	(3)	Apr-30-2017	ii
Webster Bank, National Association	3.66%	3,013		May-29-2017	ii
Webster Bank, National Association	3.64%	3,244		May-31-2017	ii
Wells Fargo, National Association	5.90%	4,165	(3)	Aug-1-2017	iii
Connecticut General Life Insurance Company -1 Facility	6.50%	57,835		Feb-1-2018	iv
Connecticut General Life Insurance Company -2 Facility	5.75%	58,825		Feb-1-2018	iv
Connecticut General Life Insurance Company -3 Facility	5.88%	16,587		Feb-1-2018	iv
Wells Fargo Bank, National Association CMBS Loan	4.31%	65,146		Dec-1-2022	v
Total mortgage notes payable		$223,861
Total unamortized fair market value premium		270
Total carrying value mortgage notes payable		$224,131
Total / weighted average interest rate(4)	4.47%	$747,131

(1)

Current interest rate as of March 31, 2015. At March 31, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.17625% and 0.17125%, respectively.  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)

Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable with penalty beginning May 1, 2017, however can be defeased; (iv) pre-payable without penalty six months prior to the maturity date; and (v) not pre-payable, however can be defeased beginning January 1, 2016.

(3)	The principal outstanding does not include an unamortized fair market value premium.

(4)	The weighted average interest rate was calculated using the current swapped notional amount of $300 million of debt, and excludes fair market value premiums.

The borrowing capacity for the Wells Fargo, National Association (“Wells Fargo”) unsecured revolving credit agreement as of March 31, 2015 was $227.0 million. There was no remaining borrowing capacity as of March 31, 2015 for the 2014 Wells Fargo unsecured term loan A. The remaining borrowing capacity for the Wells Fargo unsecured term loan B as of March 31, 2015 was $150.0 million. The total borrowing capacity on the combined unsecured credit facility and unsecured term loan as of March 31, 2015 was $377.0 million.

On January 22, 2015, we assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was immediately paid in full at par in conjunction with the acquisition.

On February 20, 2015, we issued the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes in the amount of $100 million and $20 million, respectively.

Our debt is subject to certain financial and other covenants. As of March 31, 2015, we were in compliance with the financial covenants in the credit agreement and loan agreements.

The chart below details our debt capital structure and financial ratios:

DEBT CAPITAL STRUCTURE AND FINANCIAL RATIOS
	March 31, 2015	December 31, 2014
Total Debt ($000s)	$747,131	$686,347
Weighted Average Duration (years)	7.4	6.9
Weighted Average Interest Rate(1)	4.47%	4.04%
% Secured	30%	33%
% Maturing Next 12 Months	0.0%	0.0%
Net Debt to Real Estate Cost Basis(2)	39%	37%
Total Debt to Enterprise Value(3)	30%	28%

(1)	The weighted average interest rate was calculated using the current swapped notional amount of $300 million of debt, and excludes fair market value premiums
(2)

Net debt is defined as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes payable, less cash and cash equivalents on hand. Real estate cost basis is defined as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

(3)

Enterprise value is defined as the market value of our common stock (based on the period-end closing price on the NYSE) plus the liquidation value of our preferred stock plus the amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes payable.

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

Equity

The table below sets forth our two outstanding preferred stock issuances:

		Number of	Par value	Price	Interest
	Issuance Date	Shares	per share	per share	rate
Series A Cumulative Redeemable Preferred Stock (1)	November 2, 2011	2,760,000	$0.01	$25.00	9.000%
Series B Cumulative Redeemable Preferred Stock (2)	April 16, 2013	2,800,000	$0.01	$25.00	6.625%

(1)	Herein defined as the “Series A Preferred Stock”
(2)	Herein defined as the “Series B Preferred Stock”

We continue to utilize our “at the market” (“ATM”) program as its primary source of equity capital.  As a supplement to the ATM activity, we have also executed marketed overnight common stock offerings.  We will continue to rely on the ATM in the future as its primary source of equity.

The following sets forth our ATM common stock offering programs as of March 31, 2015, from which we may from time to time sell its common stock through sales agents (in thousands):

			Aggregate
		Maximum	Common Stock
		Aggregate	Available as of
ATM Stock Offering Program	Date	Offering Price	March 31, 2015
2014 $150 million ATM	March 10, 2014	$150,000	$17,321
2014 $200 million ATM	September 10, 2014	$200,000	$154,818

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2015 (in millions, except share data):

	Three months ended March 31, 2015
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	417,115	$24.29	$10.1	$0.1	$10.0
2014 $150 million ATM	—	$—	—	—	—
Total/Weighted Average	417,115	$24.29	$10.1	$0.1	$10.0

On January 22, 2015, we acquired a property located in Burlington, NJ. As partial consideration for the property acquired, we granted 812,676 common units in the Operating Partnership with a fair value of approximately $21.9 million based on our NYSE closing stock price on January 22, 2015. The number of common units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the common units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of common units granted. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2015, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
		Remaining
Contractual Obligations(1)(2)	Total	2015	2016 - 2017	2017 - 2018	Thereafter
Principal payments(3)	$746,861	$3,579	$32,898	$203,936	$506,448
Interest payments—Fixed rate debt (4)	190,702	19,417	50,022	33,197	88,066
Interest payments —Variable rate debt (4)(5)	55,206	5,540	15,159	17,591	16,916
Operating lease and ground leases(4)	13,689	1,077	2,230	2,300	8,082
Other(4)(6)	338	113	225	—	—
Total	$1,006,796	$29,726	$100,534	$257,024	$619,512

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)

The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at March 31, 2015 and the balance at March 31, 2015 was $1.9 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.3 million of unamortized fair market value premium associated with three mortgage notes payable.

(4)	Not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $300.0 million current notional amount of our interest rate swaps, as discussed below.

(6)

Amounts relate to a fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”). We entered into an agreement with Columbus Nova to source sale leaseback transactions for potential acquisition.

Interest Rate Risk

We use interest rate swaps to fix the rate of our long term floating rate debt.  As of March 31, 2015, all of our floating rate debt was fixed with interest rate swaps.

We recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. While we did have mismatches between swap notional amounts and the aggregate principal amounts of the designated debt during the three months ended March 31, 2015, no ineffectiveness related to the hedged derivatives resulted. However, ineffectiveness could arise in future periods until the swap notional and the aggregate principal amounts are no longer mismatched.

We have established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade from Moody’s Investor Services, Standard &

Poor’s, or Fitch Ratings or other nationally recognized rating agencies.

On January 8, 2015, we entered in to seven interest rate swaps, thereby fixing the interest rates of all of our variable rate debt through debt maturity with the exception of our unsecured credit facility.

The following table details our outstanding interest rate swaps as of March 31, 2015 (in thousands):

			Current			Fixed	Variable
Interest Rate		Effective	Notional			Interest	Interest
Derivative Counterparty	Trade Date	Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$4	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$4	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$3	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	Oct-10-2012	25,000		$35	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$51	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-1-2013	Mar-01-2013	25,000		$6	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(801)	1.7030%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(427)	1.6810%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(782)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-8-2015	Mar-20-2015	25,000		$(297)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	Mar-20-2015	25,000		$(297)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-8-2015	Mar-20-2015	25,000		$(340)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-8-2015	Sep-10-2017	—	(1)	$(678)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-8-2015	Feb-14-2020	—	(1)	$(59)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-8-2015	Feb-14-2020	—	(1)	$(175)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-8-2015	Feb-14-2020	—	(1)	$(181)	2.5300%	One-month L	Mar-31-2022
			$300,000

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding.

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2015, the fair values of eight of our 18 interest rate swaps were in an asset position of $0.1 million and ten interest rate swaps were in a liability position of $4.0 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2015, we had $223.0 million of variable rate debt. As of March 31, 2015, all of our variable rate debt was fixed with interest rate swaps.  To the extent interest rates increase and any future variable rate debt is not fixed with interest rate swaps, interest costs on our floating rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

The primary impact of inflation to our operating cash flow is due to increases in operating expenses, such as real estate taxes, utility expenses, and other operating expenses. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, the majority of the leases provide for fixed rent increases. We believe that contractual rent increases and rates on new leases will more than offset the expense increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent (in thousands):

	Three months ended March 31,
	2015	2014
Net income (loss)	$(1,427)	$21
Rental property depreciation and amortization	26,087	19,817
Gain on sale of rental property	—	(50)
FFO	$24,660	$19,788
Preferred stock dividends	(2,712)	(2,712)
Amount allocated to unvested restricted stockholders	(101)	(88)
FFO attributable to common stockholders and unit holders	$21,847	$16,988

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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended March 31,
	2015	2014
Net income (loss)	$(1,427)	$21
Asset management fee income	(117)	(169)
General and administrative	7,530	5,475
Property acquisition costs	318	559
Depreciation and amortization	26,129	19,854
Interest income	(3)	(4)
Interest expense	8,010	5,666
Gain on sale of rental property	—	(50)
Other expenses	186	237
Corporate sublease rental income	(51)	—
Net operating income	$40,575	$31,589

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

As of March 31, 2015, all of our variable rate interest debt was fixed with interest rate swaps.  To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of the quarter ended March 31, 2015, all items required to be disclosed in a current report on Form 8-K were reported on Form 8-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 4, 2015, the Company and the Operating Partnership and Benjamin S. Butcher, the Company’s Chief Executive Officer, President and Chairman of the Board, entered into an amended and restated employment agreement.  The amended and restated agreement is similar to Mr. Butcher’s original employment agreement, provides for the same definitions of “cause” and “good reason” and the same severance structure and did not materially change Mr. Butcher’s annual base salary or bonus opportunity.  The amended and restated agreement is for an initial term of three years.  The agreement automatically extends for successive one-year terms unless, not fewer than 60 days before the term’s end, either party provides a notice of non-renewal to the other party.  In connection with the amended and restated agreement, the compensation committee of the board of directors granted Mr. Butcher a retention award of 100,000 LTIP units that vest one-half on the third anniversary of the grant and one-sixth on the fourth, fifth and sixth anniversaries.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	2015 Outperformance Program (1)

10.2	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (2)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.

(1)Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.

(2)Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 23, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 4, 2015	BY:	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis
Chief Financial Officer, Executive Vice President and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1	2015 Outperformance Program (1)

10.2	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (2)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.

(1)Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.

(2)Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 23, 2015.