Form 10-Q
period 2015-06-30
STAG Industrial, Inc.
filed 2015-07-23
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at July 20, 2015
Common Stock ($0.01 par value)	68,077,685
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

STAG Industrial, Inc.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2015	2014
Assets
Rental Property:
Land	$213,732	$191,238
Buildings and improvements, net of accumulated depreciation of $129,332 and $105,789, respectively	1,213,895	1,118,938
Deferred leasing intangibles, net of accumulated amortization of $176,789 and $146,026, respectively	256,413	247,904
Total rental property, net	1,684,040	1,558,080
Cash and cash equivalents	11,530	23,878
Restricted cash	7,959	6,906
Tenant accounts receivable, net	19,407	16,833
Prepaid expenses and other assets	24,810	22,531
Interest rate swaps	1,897	959
Due from related parties	99	130
Total assets	$1,749,742	$1,629,317
Liabilities and Equity
Liabilities:
Unsecured credit facility	$87,000	$131,000
Unsecured term loans	150,000	150,000
Unsecured notes	300,000	180,000
Mortgage notes payable	227,904	225,347
Accounts payable, accrued expenses and other liabilities	23,778	21,558
Interest rate swaps	1,117	873
Tenant prepaid rent and security deposits	12,085	11,480
Dividends and distributions payable	8,032	7,355
Deferred leasing intangibles, net of accumulated amortization of $7,916 and $6,565, respectively	10,090	10,180
Total liabilities	820,006	737,793
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2015 and December 31, 2014	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2015 and December 31, 2014	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 67,925,438 and 64,434,825 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	679	644
Additional paid-in capital	1,010,379	928,242
Common stock dividends in excess of earnings	(258,897)	(203,241)
Accumulated other comprehensive income (loss)	97	(489)
Total stockholders’ equity	891,258	864,156
Noncontrolling interest	38,478	27,368
Total equity	929,736	891,524
Total liabilities and equity	$1,749,742	$1,629,317

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Rental income	$45,220	$35,203	$88,470	$69,321
Tenant recoveries	7,485	6,279	15,072	11,695
Other income	131	200	283	409
Total revenue	52,836	41,682	103,825	81,425
Expenses
Property	10,071	8,606	20,316	16,591
General and administrative	7,495	8,283	15,024	13,758
Property acquisition costs	1,187	688	1,505	1,247
Depreciation and amortization	27,257	20,769	53,386	40,623
Loss on impairment	2,645	—	2,645	—
Other expenses	478	193	666	430
Total expenses	49,133	38,539	93,542	72,649
Other income (expense)
Interest income	2	4	5	8
Interest expense	(8,933)	(5,813)	(16,943)	(11,479)
Gain on sale of rental property	—	—	—	50
Total other income (expense)	(8,931)	(5,809)	(16,938)	(11,421)
Net loss from continuing operations	$(5,228)	$(2,666)	$(6,655)	$(2,645)
Net loss	$(5,228)	$(2,666)	$(6,655)	$(2,645)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(397)	(310)	(592)	(766)
Net loss attributable to STAG Industrial, Inc.	$(4,831)	$(2,356)	$(6,063)	$(1,879)
Less: preferred stock dividends	2,712	2,712	5,424	5,424
Less: amount allocated to unvested restricted stockholders	95	83	196	171
Net loss attributable to common stockholders	$(7,638)	$(5,151)	$(11,683)	$(7,474)
Weighted average common shares outstanding — basic and diluted	65,285,388	52,865,801	64,788,561	49,023,985
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.12)	$(0.10)	$(0.18)	$(0.15)
Loss per share — basic and diluted	$(0.12)	$(0.10)	$(0.18)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(5,228)	$(2,666)	$(6,655)	$(2,645)
Other comprehensive income (loss):
Income (loss) on interest rate swaps	4,621	(2,177)	616	(3,260)
Other comprehensive income (loss):	4,621	(2,177)	616	(3,260)
Comprehensive loss	(607)	(4,843)	(6,039)	(5,905)
Net loss attributable to noncontrolling interest after preferred stock dividends	397	310	592	766
Other comprehensive (income) loss attributable to noncontrolling interest	(232)	125	(30)	309
Comprehensive loss attributable to STAG Industrial, Inc.	$(442)	$(4,408)	$(5,477)	$(4,830)

The accompanying notes are an integral part of these consolidated financial statements

STAG Industrial, Inc.

Consolidated Statements of Equity

(unaudited, in thousands, except share data)

								Noncontrolling
					Common Stock	Accumulated		Interest — Unit
				Additional	Dividends	Other	Total	Holders in
	Preferred	Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Operating	Total
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Partnership	Equity
Six months ended June 30, 2015
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	3,305,397	33	71,793	—	—	71,826	—	71,826
Offering costs	—	—	—	(1,154)	—	—	(1,154)	—	(1,154)
Issuance of restricted stock, net	—	87,336	1	(1)	—	—	—	—	—
Issuance of common stock	—	7,029	—	—	—	—	—	—	—
Dividends and distributions, net	(5,424)	—	—	—	(44,169)	—	(49,593)	(2,413)	(52,006)
Non-cash compensation	—	—	—	1,417	—	—	1,417	2,330	3,747
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	21,902	21,902
Rebalancing of noncontrolling interest	—	—	—	9,080	—	—	9,080	(9,080)	—
Other comprehensive income	—	—	—	—	—	586	586	30	616
Net income (loss)	5,424	—	—	—	(11,487)	—	(6,063)	(592)	(6,655)
Balance, June 30, 2015	$139,000	67,925,438	$679	$1,010,379	$(258,897)	$97	$891,258	$38,478	$929,736
Six months ended June 30, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	5,188,072	52	119,313	—	—	119,365	—	119,365
Offering costs	—	—	—	(1,944)	—	—	(1,944)	—	(1,944)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	6,015	—	—	—	—	—	—	—
Dividends and distributions, net	(5,424)	—	—	—	(31,731)	—	(37,155)	(2,902)	(40,057)
Non-cash compensation	—	—	—	1,098	—	—	1,098	3,116	4,214
Redemption of common units to common stock	—	5,093,584	51	54,425	—	—	54,476	(54,476)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(5,682)	—	—	(5,682)	5,682	—
Other comprehensive loss	—	—	—	—	—	(2,951)	(2,951)	(309)	(3,260)
Net income (loss)	5,424	—	—	—	(7,303)	—	(1,879)	(766)	(2,645)
Balance, June 30, 2014	$139,000	55,153,982	$551	$744,248	$(155,911)	$489	$728,377	$21,518	$749,895

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,655)	$(2,645)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,386	40,623
Non-cash portion of interest expense	507	658
Intangible amortization in rental income, net	4,280	3,019
Straight-line rent adjustments, net	(2,708)	(1,622)
Dividends on forfeited equity compensation	11	128
Loss on impairment	2,645	—
Gain on sale of rental property	—	(50)
Non-cash compensation expense	3,747	4,245
Change in assets and liabilities:
Tenant accounts receivable, net	37	1,267
Restricted cash	(508)	(500)
Prepaid expenses and other assets	(3,183)	(2,438)
Accounts payable, accrued expenses and other liabilities	1,753	(2,968)
Tenant prepaid rent and security deposits	605	1,068
Due from related parties	31	29
Total adjustments	60,603	43,459
Net cash provided by operating activities	53,948	40,814
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(108,893)	(92,402)
Additions to building and other capital improvements	(4,594)	(3,811)
Additions to other assets	(565)	—
Proceeds from sale of rental property, net	—	473
Restricted cash	(545)	781
Acquisition deposits, net	1,095	(178)
Acquisitions of deferred leasing intangibles	(32,907)	(25,472)
Net cash used in investing activities	(146,409)	(120,609)
Cash flows from financing activities:
Redemption of common units for cash	(64)	(342)
Proceeds from unsecured credit facility	100,000	51,500
Repayment of unsecured credit facility	(144,000)	(96,500)
Proceeds from unsecured term loans	—	50,000
Proceeds from unsecured notes	120,000	—
Repayment of mortgage notes payable	(14,124)	(2,208)
Payment of loan fees and costs	(1,038)	(1,386)
Dividends and distributions	(51,339)	(39,349)
Proceeds from sales of common stock	71,827	119,365
Offering costs	(1,149)	(1,944)
Net cash provided by financing activities	80,113	79,136
Decrease in cash and cash equivalents	(12,348)	(659)
Cash and cash equivalents—beginning of period	23,878	6,690
Cash and cash equivalents—end of period	$11,530	$6,031
Supplemental disclosure:
Cash paid for interest	$14,412	$10,858
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and buildings and improvements	$16,873	$—
Issuance of units for acquisitions of deferred leasing intangibles	$5,029	$—
Acquisitions of land and buildings and improvements	$(29,731)	$—
Acquisitions of deferred leasing intangibles	$(8,940)	$—
Change in additions of land and building and improvements included in accounts payable, accrued expenses, and other liabilities	$(646)	$(1,405)
Assumption of mortgage notes payable	$16,624	$—
Fair market value adjustment to mortgage notes payable acquired	$145	—
Change in loan fees and costs and offering costs included in accounts payable, accrued expenses, and other liabilities	$(82)	$(102)
Dividends and distributions declared but not paid	$8,032	$6,003

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and management of single-tenant industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2015 and December 31, 2014, the Company owned a 95.13% and 96.36%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2015, the Company owned 265 buildings in 37 states with approximately 50.0 million square feet, consisting of 194 warehouse/distribution buildings, 51 light manufacturing buildings and 20 flex/office buildings.  The Company also owned four vacant land parcels adjacent to four of the Company’s buildings. Subject to receipt of any required governmental permits, these vacant parcels may be used for building expansion or otherwise sold as developable parcels. The Company’s buildings were approximately 95.0% leased to 242 tenants as of June 30, 2015.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as “Noncontrolling Common Units.” These Noncontrolling Common Units are held by other limited partners in the form of common units and long term incentive plan units (“LTIP units”) issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”). All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis, for all periods presented.

Reclassifications and New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation.

In April of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires incremental debt issuance costs paid to third parties other than the lender to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to this standard, debt issuance costs paid to third parties other than the lender were presented as an asset on the balance sheet. ASU 2015-03 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. Upon the adoption of ASU 2015-03, the Company will present debt issuance costs paid to third parties other than the lender as a direct deduction from the carrying value of the associated debt liability.

In August of 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Revenue from a lease contract with a tenant is not within the scope of this revenue standard. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of June 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $0.3 million and $0.1 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of June 30, 2015 and December 31, 2014, the Company had accrued rental income of $15.4 million and $12.8 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and accrued rental income. As of June 30, 2015 and December 31, 2014, the Company had an allowance for estimated losses on accrued rental income of $0 and $0, respectively.

As of June 30, 2015 and December 31, 2014, the Company had a total of approximately $6.2 million and $6.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the Company’s Consolidated Balance Sheets; and $3.9 million and $3.5 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents and restricted cash on the accompanying Statements of Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease.

Revenue Recognition

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company would record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.7 million, $5.2 million, $2.5 million and $5.0 million for the three and six months ended June 30, 2015 and June 30, 2014, respectively. These amounts would have been the maximum expense of the Company had the tenants not met their contractual obligations for these periods. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses.

Termination Income

On December 17, 2014, the Company entered into a first lease amendment with the tenant located at the Belfast, ME buildings. The terms of the amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant is required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of $2.1 million. On May 18, 2015, the Company entered into a second amendment with the tenant. The terms of the second lease amendment accelerated the termination of 35,295 square feet to April 30, 2015. The Company recognized the termination fee associated with the 35,295 square feet through the shortened lease life of April 30, 2015. The Company continues to recognize the remaining termination fee over the shortened lease life of the remaining 193,633 square feet through November 30, 2015. The termination fee of $0.7 million and $1.2 million for the three and six months ended June 30, 2015, respectively, is included in rental income on the accompanying Consolidated Statements of Operations.

Taxes

Federal Income Taxes

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  The Company’s TRS had no activity during the three and six months ended June 30, 2015 and June 30, 2014.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes.  Taxes in the amount of $0.4 million, $0.5 million, $0.1 million and $0.3 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2015 and December 31, 2014, there were no liabilities for uncertain tax positions.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$213,732	$191,238
Buildings, net of accumulated depreciation of $90,883 and $75,116, respectively	1,129,601	1,042,086
Tenant improvements, net of accumulated depreciation of $24,070 and $20,943, respectively	22,339	22,619
Building and land improvements, net of accumulated depreciation of $14,379 and $9,730, respectively	61,955	54,233
Deferred leasing intangibles, net of accumulated amortization of $176,789 and $146,026, respectively	256,413	247,904
Total rental property, net	$1,684,040	$1,558,080

Acquisitions

The following table summarizes the acquisitions of the Company during the six months ended June 30, 2015:

Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	$97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN(1)	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	$83,808
Six months ended June 30, 2015	3,125,100	17	$180,891

(1)

The Company also acquired a vacant land parcel adjacent to the building. Subject to receipt of any required governmental permits, this vacant parcel may be used for building expansion or otherwise sold as a developable parcel.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2015 for the acquired assets and liabilities in connection with the acquisitions of buildings identified in the table above.

		Weighted Average
		Amortization
	Six Months Ended	Period (years)
Acquired assets and liabilities (dollars in thousands)	June 30, 2015	Intangibles
Land	$23,229	N/A
Buildings	104,906	N/A
Tenant improvements	2,860	N/A
Building and land improvements	7,629	N/A
Deferred leasing intangibles - In-place leases	25,177	5.9
Deferred leasing intangibles - Tenant relationships	13,365	8.5
Deferred leasing intangibles - Above market leases	4,566	7.7
Deferred leasing intangibles - Below market leases	(1,261)	6.5
Above market assumed debt adjustment	(145)	1.1
Other assets	565	N/A
Total purchase price	$180,891
Less: Mortgage notes payable assumed	(16,624)	N/A
Net assets acquired	$164,267

On January 22, 2015, the Company acquired a property located in Burlington, NJ for approximately $34.9 million. As partial consideration for the property acquired, the Company granted 812,676 Noncontrolling Common Units in the Operating Partnership with a fair value of approximately $21.9 million, and the remaining purchase price of approximately $13.0 million was paid by $1.2 million in cash and the assumption of an $11.8 million mortgage note. The mortgage note was immediately paid in full in conjunction with the acquisition. For a discussion of the method used to determine the fair value of the Noncontrolling Common Units issued, see Note 7.

On June 25, 2015, the Company assumed a mortgage note of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

The table below sets forth the results of operations for the properties acquired during the six months ended June 30, 2015 included in the Company’s Consolidated Statements of Operations from the date of acquisition:

	For the three months ended	For the six months ended
Results of operations (in thousands)	June 30, 2015	June 30, 2015
Revenue	$3,187	$4,071
Property acquisition costs	$1,028	$1,274
Net loss	$(827)	$(1,074)

The following tables set forth pro forma information for the six months ended June 30, 2015 and June 30, 2014, respectively.  The below pro forma information does not represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

	Six months ended
	June 30, 2015
Pro Forma	(in thousands, except share data) (1)
Total revenue	$108,134
Net loss	$(5,143)	(2)
Net loss attributable to common stockholders	$(10,245)

	Six months ended
	June 30, 2014
Pro Forma	(in thousands, except share data) (3)
Total revenue	$93,707
Net loss	$(4,247)	(2)
Net loss attributable to common stockholders	$(8,924)

(1)

The pro forma information for the six months ended June 30, 2015 is presented as if the acquisition of the properties acquired during the six months ended June 30, 2015 had occurred at January 1, 2014, the beginning of the reporting period prior to acquisition.

(2)

The net loss for the six months ended June 30, 2015 excludes $1.3 million of property acquisition costs related to the acquisition of properties that closed during the six months ended June 30, 2015, and the net loss for the six months ended June 30, 2014 was adjusted to include these acquisition costs.  Net loss for the six months ended June 30, 2014 excludes $1.2 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2014.

(3)

The pro forma information for the six months ended June 30, 2014 is presented as if the acquisition of the properties acquired during the six months ended June 30, 2015 and the properties acquired during the six months ended June 30, 2014 had occurred at January 1, 2014 and January 1, 2013, respectively, the beginning of the reporting period prior to acquisition.

The Company recorded a loss on impairment for the three and six months ended June 30, 2015 related to a vacant building in Hazelwood, MO. The Company entered into a purchase and sale agreement to sell this property prior to June 30, 2015 to a third party market participant. The Company tested the property for impairment at December 31, 2014 and no impairment was noted. The Company updated the impairment calculation quarterly for changes in assumptions as necessary. The Company tested the property for impairment as of June 30, 2015, and based on the Company’s assessment of the various hold and sell scenarios, the Company determined that the property was impaired. Accordingly, the property was written down to its estimated fair value of $4.4 million and the Company recorded a loss on impairment of $2.6 million for the three and six months ended June 30, 2015 on the accompanying Consolidated Statements of Operations. The fair value of the property is based on Level 3 inputs, and this is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs. Since the purchase and sale agreement for the property includes various contingencies, the Company can make no assurance that it will sell the property or, if it does, what the timing of the sale will be.

Deferred Leasing Intangibles

All of the Company’s acquisitions are accounted for as a business combination. The Company allocates the purchase price of the property based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles including in‑place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in‑place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market lease bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values are amortized as an increase to rental income over the remaining term plus the terms of bargain renewal options of the respective leases. The purchase price is further allocated to in‑place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases, the in‑place lease value and tenant relationships are immediately written off.

The purchase price allocated to deferred leasing intangible assets are included in rental property on the accompanying Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in the deferred leasing intangibles on the accompanying Consolidated Balance Sheets under the liabilities section.

Deferred leasing intangibles on the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Above market leases	$66,009	$(28,625)	$37,384	63,830	$(25,381)	$38,449
Other intangible lease assets	367,193	(148,164)	219,029	$330,100	(120,645)	209,455
Total assets	$433,202	$(176,789)	$256,413	$393,930	$(146,026)	$247,904

Below market leases	$18,006	$(7,916)	$10,090	$16,745	$(6,565)	$10,180
Total liabilities	$18,006	$(7,916)	$10,090	$16,745	$(6,565)	$10,180

The following table sets forth the amortization expense and the net decrease to rental revenue for deferred leasing intangibles amortization during the three and six months ended June 30, 2015 and June 30, 2014, respectively (in millions):

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization	2015	2014	2015	2014
Net decrease to rental revenue related to above and below market lease amortization	$2.2	$1.5	$4.3	$3.0
Amortization expense related to other intangible lease assets	$14.7	$12.0	$29.0	$23.5

The amortization of deferred leasing intangibles over the next five years is as follows (in thousands):

		Net Decrease to Rental
	Amortization of	Revenue Related to Above and
	Other Intangible	Below Market Lease
	Lease Assets	Amortization
Remainder of 2015	$28,154	$4,002
2016	$49,938	$5,954
2017	$40,902	$4,284
2018	$31,532	$2,989
2019	$22,418	$2,608

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes payable as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Principal		Principal
		outstanding as		outstanding as
		of		of			Pre-
	Interest	June 30,		December 31,		Current	payment
Loan	Rate (1)	2015		2014		Maturity	Terms (2)
Unsecured credit facility:
$300 Million Wells Fargo Unsecured Credit Facility	L + 1.15%	$87,000		$131,000		Dec-18-2019	i
Total unsecured credit facility		$87,000		$131,000

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	L + 1.65%	$150,000		$150,000		Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	L + 1.70%	—		—		Mar-21-2021	ii
Total unsecured term loans		$150,000		$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	4.98%	$50,000		$50,000		Oct-1-2024	ii
$50 Million Series B Unsecured Notes	4.98%	50,000		50,000		Jul-1-2026	ii
$80 Million Series C Unsecured Notes	4.42%	80,000		80,000		Dec-30-2026	ii
$100 Million Series D Unsecured Notes	4.32%	100,000		—		Feb-20-2025	ii
$20 Million Series E Unsecured Notes	4.42%	20,000		—		Feb-20-2027	ii
Total unsecured notes		$300,000		$180,000

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%	$3,339	(3)	$3,445	(3)	Jun-1-2016	ii
Webster Bank, National Association	4.22%	5,595		5,677		Aug-4-2016	ii
National Life Insurance Company	5.75%	4,859	(3)	—		Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5.81%	5,931	(3)	6,103	(3)	Apr-30-2017	ii
Webster Bank, National Association	3.66%	2,990		3,035		May-29-2017	ii
Webster Bank, National Association	3.64%	3,221		3,268		May-31-2017	ii
Wells Fargo, National Association	5.90%	4,148	(3)	4,182	(3)	Aug-1-2017	iv
Connecticut General Life Insurance Company -1 Facility	6.50%	57,618		58,050		Feb-1-2018	v
Connecticut General Life Insurance Company -2 Facility	5.75%	58,582		59,065		Feb-1-2018	v
Connecticut General Life Insurance Company -3 Facility	5.88%	16,526		16,647		Feb-1-2018	v
Wells Fargo Bank, National Association CMBS Loan	4.31%	64,729		65,567		Dec-1-2022	vi
Total mortgage notes payable		$227,538		$225,039
Total unamortized fair market value premium		366	(4)	308	(4)
Total carrying value mortgage notes payable		$227,904		$225,347
Total / weighted average interest rate (5)	4.42%	$764,904		$686,347

(1)

Current interest rate as of June 30, 2015. At June 30, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.18650% and 0.17125%, respectively.  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)

Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable with penalty beginning May 1, 2017, however can be defeased; (v) pre-payable without penalty six months prior to the maturity date; and (vi) not pre-payable, however can be defeased beginning January 1, 2016.

(3)	The principal outstanding does not include an unamortized fair market value premium.
(4)	Represents total unamortized fair market value premium for the mortgage notes payable referenced by Note (3) above.
(5)	The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and excludes fair market value premiums.

As of June 30, 2015, additional borrowing capacity under the unsecured credit facility and the unsecured term loans was $213.0 million and $150.0 million, respectively. The total borrowing capacity on the combined unsecured credit facility and unsecured term loans as of June 30, 2015 was $363.0 million.

On January 22, 2015, the Company assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was immediately paid in full at par in conjunction with the acquisition.

On February 20, 2015, the Company issued $100 million of its 4.32% Series D 10-year unsecured notes and $20 million of its 4.42% Series E 12-year unsecured notes.

On June 25, 2015, the Company assumed a mortgage note with National Life Insurance Company of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC, which serves as collateral for the debt. The debt matures on August 10, 2016 and bears interest at 5.75% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future cash flows using the current rates (3.05%) at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs.

Deferred financing fees, net of accumulated amortization were $8.1 million and $7.8 million as of June 30, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. During the three and six months ended June 30, 2015 and June 30, 2014, amortization of deferred financing fees included in interest expense was $0.3 million, $0.6 million, $0.4 million and $0.7 million, respectively.

Financial Covenant Considerations

The Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. The Company was in compliance with all financial covenants as of June 30, 2015 and December 31, 2014.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.34% to 4.66% and 1.32% to 4.27% at June 30, 2015 and December 31, 2014, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate carrying value of the Company’s debt and the corresponding estimate of fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Principal	Fair	Principal	Fair
	Outstanding	Value	Outstanding	Value
Unsecured credit facility	$87,000	$87,000	$131,000	$131,000
Unsecured term loans	150,000	150,476	150,000	150,000
Unsecured notes	300,000	299,079	180,000	187,587
Mortgage notes payable	227,538	238,021	225,039	237,602
Total principal amount	$764,538	$774,576	$686,039	$706,189
Total unamortized fair market value premium	366		308
Total carrying value	$764,904		$686,347

5. Use of Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company’s use of derivative instruments is limited to the utilization of interest rate swaps to manage interest rate risk exposure on existing and future liabilities and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and related costs associated with the Company’s operating and financial structure.

On January 8, 2015, the Company entered into seven interest rate swaps, thereby fixing the interest rates of all of the Company’s variable rate debt through debt maturity with the exception of the unsecured credit facility.

The following table details the Company’s outstanding interest rate swaps as of June 30, 2015 (collectively, the “Unsecured Debt Swaps”) (in thousands):

						Pay	Receive
			Current			Fixed	Variable
Interest Rate		Effective	Notional			Interest	Interest
Derivative Counterparty	Trade Date	Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$8	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	Oct-10-2012	10,000		$8	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$8	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$9	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$8	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	Oct-10-2012	25,000		$45	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$59	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	25,000		$202	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(364)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(207)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(546)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	25,000		$49	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	25,000		$46	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	25,000		$146	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	—	(1)	$422	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	—	(1)	$203	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	—	(1)	$338	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	—	(1)	$346	2.5300%	One-month L	Mar-31-2022
			$300,000

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding. The total notional amount of these interest rate swaps is $225.0 million.

The fair value of the interest rate swaps outstanding as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

		Current		Current
		Notional		Notional
		Amount	Fair Value	Amount	Fair Value
	Balance Sheet	June 30,	June 30,	December 31,	December 31,
	Line Item	2015(1)	2015	2014	2014
Unsecured Debt Swaps	Interest Rate Swaps-Asset	$200,000	$1,897	$125,000	$959
Unsecured Debt Swaps	Interest Rate Swaps-Liability	$100,000	$(1,117)	$100,000	$(873)

(1)	Four of the interest rate swaps have no current notional amount outstanding.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.  The Company uses interest rate swaps to fix the rate of its long term variable rate liabilities. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015 and June 30, 2014, the Company recorded a gain of $0.1 million, $0.1 million, $0 and $0, respectively, of hedge ineffectiveness in earnings due to short-term, partial mismatches in notional amounts.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The Company estimates that an additional $3.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2015 and June 30, 2014, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amount of (gain)/loss recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$(3,695)	$2,815	$976	$4,482
Amount of loss reclassified from accumulated other comprehensive loss into loss as interest expense (effective portion)	$926	$638	$1,592	$1,222
Amount of gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$92	$—	$92	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2015, the fair values of 15 of the Company’s 18 interest rate swaps were in an asset position of $2.0 million and three interest rate swaps were in a liability position of $1.1 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was $(0.1) million and $(10,000), respectively, as of June 30, 2015. Accrued interest expense for all interest rate swaps was $0.3 million as of June 30, 2015.  As of June 30, 2015, the Company had not posted any collateral related to these agreements.  If the Company had breached any of its provisions at June 30, 2015, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position at their termination value of $1.2 million.

Fair Value of Interest Rate Swaps

The Company’s valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements as of
		Fair Value	June 30, 2015 Using Level (1):
	Balance Sheet	June 30,
	Line Item	2015	Level 1	Level 2	Level 3

Unsecured Debt Swaps	Interest Rate Swaps-Asset	$1,897	$—	$1,897	$—
Unsecured Debt Swaps	Interest Rate Swaps-Liability	$(1,117)	$—	$(1,117)	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

			Fair Value Measurements as of
		Fair Value	December 31, 2014 Using Level (1):
	Balance Sheet	December 31,
	Line Item	2014	Level 1	Level 2	Level 3

Unsecured Debt Swaps	Interest Rate Swaps-Asset	$959	$—	$959	$—
Unsecured Debt Swaps	Interest Rate Swaps-Liability	$(873)	$—	$(873)	$—

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

6. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share.

The table below sets forth the Company’s two outstanding preferred stock issuances:

			Price and
		Number of	Liquidation Value	Interest
	Issuance Date	Shares	per share	rate
Series A Cumulative Redeemable Preferred Stock (1)	November 2, 2011	2,760,000	$25.00	9.000%
Series B Cumulative Redeemable Preferred Stock (2)	April 16, 2013	2,800,000	$25.00	6.625%

(1)	Herein defined as the “Series A Preferred Stock”
(2)	Herein defined as the “Series B Preferred Stock”

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

The table below sets forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the six months ended June 30, 2015 and the year ended December 31, 2014:

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2015	Declaration Date	Per Share	Per Share	Payment Date
June 30	May 4, 2015	$0.5625	$0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$1.1250	$0.8281250

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2014	Declaration Date	Per Share	Per Share	Payment Date
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total		$2.2500	$1.6562500

On July 21, 2015, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending September 30, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Common Stock

The Company continues to utilize its at-the-market (“ATM”) program as its primary source of equity capital.  As a supplement to the ATM activity, the Company has executed discrete marketed overnight common stock offerings.  The Company will continue to rely on the ATM in the future as its primary source of equity.

The following sets forth the Company’s ATM common stock offering programs as of June 30, 2015, from which it may from time to time sell its common stock through sales agents:

			Aggregate
		Maximum	Common Stock
		Aggregate	Available as of
ATM Stock Offering Program (in thousands)	Date	Offering Price	June 30, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$110,445
2014 $150 million ATM	March 10, 2014	$150,000	$—

The table below sets forth the activity for the ATM common stock offering programs during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively (in millions, except share data):

	Six months ended June 30, 2015
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	2,510,397	$21.71	$54.5	$0.8	$53.7
2014 $150 million ATM	795,000	$21.79	17.3	0.2	17.1
Total/ weighted average	3,305,397	$21.73	$71.8	$1.0	$70.8

	Year ended December 31, 2014
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35.0	$0.5	$34.5
2014 $150 million ATM	5,760,651	$23.03	132.7	2.0	130.7
2012 $75 million ATM	661,930	$22.47	14.9	0.2	14.7
Total/ weighted average	8,081,376	$22.60	$182.6	$2.7	$179.9

Dividends

The table below sets forth the dividends attributable to the common stock during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively:

Month Ended 2015	Declaration Date	Per Share	Payment Date
June 30	February 20, 2015	$0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$0.6750

Month Ended 2014	Declaration Date	Per Share	Payment Date
December 31	July 29, 2014	$0.110	January 15, 2015
November 30	July 29, 2014	0.110	December 15, 2014
October 31	July 29, 2014	0.110	November 17, 2014
September 30	May 5, 2014	0.110	October 15, 2014
August 31	May 5, 2014	0.110	September 15, 2014
July 31	May 5, 2014	0.110	August 15, 2014
June 30	February 21, 2014	0.105	July 15, 2014
May 31	February 21, 2014	0.105	June 16, 2014
April 30	February 21, 2014	0.105	May 15, 2014
March 31	December 18, 2013	0.105	April 15, 2014
February 28	December 18, 2013	0.105	March 17, 2014
January 31	December 18, 2013	0.105	February 17, 2014
Total		$1.2900

On May 4, 2015, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2015, August 31, 2015, and September 30, 2015 at a monthly rate of $0.1150 per share of common stock. On July 21, 2015, the Company’s board of directors declared the common stock dividend for the months ending October 31, 2015, November 30, 2015 and December 31, 2015 at a monthly rate of $0.1150 per share of common stock.

Board of Director’s Compensation

The Company’s independent directors are paid annual fees of $50,000 each for serving as members of the Company’s board of directors, plus certain additional committee fees. All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or serving on various committees during 2015 and 2014. The shares of common stock are issued to the independent directors pursuant to the 2011 Plan.  The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during the six months ended June 30, 2015 and the year ended December 31, 2014:

Service During Quarter Ended 2015	Grant Date	Shares	Fair Value
June 30	July 15, 2015	4,248	$89,000
March 31	April 15, 2015	3,731	84,000
Total		7,979	$173,000

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
December 31	January 15, 2015	3,298	$87,000
September 30	October 15, 2014	3,958	88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total		14,200	$341,000

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

	Shares
Unvested at December 31, 2013	214,389
Granted	103,149	(1)
Vested	(51,885)
Forfeited	(1,737)
Unvested at December 31, 2014	263,916
Granted	94,290	(2)
Vested	(72,185)
Forfeited	(6,954)
Unvested at June 30, 2015	279,067

(1)	The grant date fair value per share was $20.13.
(2)	The grant date fair value per share was $26.17.

The unrecognized compensation expense associated with the Company’s restricted common stock at June 30, 2015 was $4.8 million.

The following table summarizes the fair value at vesting date for the restricted common stock vested during the period (in millions, except share data):

	For the		For the
	three months ended June 30,		six months ended June 30,
	2015	2014	2015	2014
Restricted common stock vested awards	14,657	14,657	72,185	51,885
Fair value of restricted common stock vested	$0.4	$0.4	$1.8	$1.1

7. Noncontrolling Interest

The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Noncontrolling interests in the Company are interests in the Operating Partnership that are not owned by the Company and LTIP units.  The table below summarizes the activity for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Other		Total
	Noncontrolling		Noncontrolling	Noncontrolling
	Common Units	LTIP Units	Common Units	Interest
Balance at December 31, 2013	6,299,186	599,464	6,898,650	13.35%
Conversions from LTIP units to Common Units	12,000	(12,000)	—	N/A
Redemptions from Common Units to common stock	(5,105,584)	—	(5,105,584)	N/A
Issuance/grant	—	719,572	719,572	N/A
Forfeitures	—	—	—	N/A
Redemption of Common Units for cash	(80,789)	—	(80,789)	N/A
Balance at December 31, 2014	1,124,813	1,307,036	2,431,849	3.64%
Issuance/grant	812,676	323,069	1,135,745	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Common Units	20,000	(20,000)	—	N/A
Redemptions from Common Units to common stock	(90,824)	—	(90,824)	N/A
Redemption of Common Units for cash	(2,400)	—	(2,400)	N/A
Balance at June 30, 2015	1,864,265	1,610,105	3,474,370	4.87%

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

As partial consideration for a property acquired on January 22, 2015, the Company granted 812,676 Noncontrolling Common Units in the Operating Partnership with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. The number of Noncontrolling Common Units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Noncontrolling Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Noncontrolling Common Units granted. The issuance of the Noncontrolling Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Noncontrolling Common Units.

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

Vested LTIP units can be converted to Common Units in the Operating Partnership on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the members’ capital account to the economic equivalent of the Common Unit. As of June 30, 2015, 1,387,036 of the 1,610,105 outstanding LTIP units have met the aforementioned criteria and holders have the ability to convert the LTIP units to Common Units. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Common Units, which equal per share dividends on common stock.

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

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The table below sets forth the assumptions used in valuing such LTIP units for six months ended June 30, 2015:

	Assumptions
Grant date	January 12, 2015	May 4, 2015
Expected term	10 years	10 years
Expected volatility	20.0%	20.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	0.6159%	0.6590%
Fair value of LTIP units at issuance (in millions)	$5.4	$2.0
LTIP units at issuance	223,069	100,000
Fair value unit price per LTIP unit at issuance	$24.43	$20.38

The following table summarizes activity related to the Company’s unvested LTIP units:

	LTIP Units
Unvested at December 31, 2013	368,760
Granted/Issued	719,572
Vested	(639,445)	(1)
Forfeited	—
Unvested at December 31, 2014	448,887
Granted	323,069
Vested	(140,532)
Forfeited	—
Unvested at June 30, 2015	631,424	(2)

(1)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the 2011 Outperformance Program.
(2)	The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2015 was $12.2 million.

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in millions, except unit data):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
LTIP units vested awards	89,112	67,547	140,532	108,728
Fair value of awards vested	$1.9	$1.6	$3.1	$2.6

8.  Equity Incentive Plan

Outperformance Program

On January 12, 2015, the compensation committee of the board of directors of the Company approved the 2015 Outperformance Program (the “2015 OPP”) under the 2011 Plan, to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company and its affiliates.

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

Equity Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the amortization of restricted stock, LTIP units, the 2015 OPP, the 2011 Outperformance Program that concluded on September 19, 2014, and the Company’s board of directors’ compensation:

	For the three months ended June 30,			For the six months ended June 30,
Equity compensation expense (in millions)	2015	2014		2015	2014
Restricted stock	$0.5	$0.3		$1.0	$0.6
LTIP units	1.2	2.6	(1)	2.3	3.2	(1)
Outperformance programs	0.1	0.3	(2)	0.3	0.4	(2)
Board of directors compensation(3)	0.1	0.1		0.2	0.2
Total equity compensation expense	$1.9	$3.3		$3.8	$4.4

(1)	Inclusive of $2.0 million of non-cash compensation during the three and six months ended June 30, 2014 associated with the accounting for a consulting agreement with a former executive officer.
(2)	Inclusive of $0.2 million of non-cash compensation during the three and six months ended June 30, 2014 associated with the accounting for a consulting agreement with a former executive officer.
(3)	All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2015 and June 30, 2014.

9. Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, irrespective of whether the awards ultimately vest or expire. During the three and six months ended June 30, 2015 and June 30, 2014, there were 286,280, 288,269, 267,659 and 273,626, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and June 30, 2014, respectively (in thousands, except share data).

Three months ended
June 30, 2015
Numerator
Net loss	$(5,228)
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	95
Less: loss attributable to noncontrolling interest after preferred stock dividends	(397)
Loss from continuing operations attributable to common stockholders	$(7,638)
Denominator
Weighted average common shares outstanding—basic and diluted	65,285,388
Loss per share—basic and diluted	$(0.12)

Six months ended
June 30, 2015
Numerator
Net loss	$(6,655)
Less: preferred stock dividends	5,424
Less: amount allocated to unvested restricted stockholders	196
Less: loss attributable to noncontrolling interest after preferred stock dividends	(592)
Loss from continuing operations attributable to common stockholders	$(11,683)
Denominator
Weighted average common shares outstanding—basic and diluted	64,788,561
Loss per share—basic and diluted	$(0.18)

Three months ended
June 30, 2014
Numerator
Net loss	$(2,666)
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	83
Less: loss attributable to noncontrolling interest after preferred stock dividends	(310)
Loss from continuing operations attributable to common stockholders	$(5,151)
Denominator
Weighted average common shares outstanding—basic and diluted	52,865,801
Loss per share—basic and diluted	$(0.10)

Six months ended
June 30, 2014
Numerator
Net loss	$(2,645)
Less: preferred stock dividends	5,424
Less: amount allocated to unvested restricted stockholders	171
Less: loss attributable to noncontrolling interest after preferred stock dividends	(766)
Loss from continuing operations attributable to common stockholders	$(7,474)
Denominator
Weighted average common shares outstanding—basic and diluted	49,023,985
Loss per share—basic and diluted	$(0.15)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At June 30, 2015 and December 31, 2014, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5%, exit capitalization rate of 9.8%, and annual market rent and expense growth rates of 1% to 3%.

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

The Company mitigates the concentration of credit risk as it relates to financing arrangements by entering into loan syndications with multiple, reputable financial institutions. The Company also reduces exposure by diversifying its derivatives across multiple counterparties who meet established credit and capital guidelines, with nine different counterparties comprising the 15 outstanding derivatives in an asset position as of June 30, 2015.

Concentrations of credit risk relevant to the Company may arise when the Company enters into leases with multiple tenants concentrated in the same industry, or into a significant lease or multiple leases with a single tenant. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than approximately 2.8% of annualized base rental revenue, defined as the contractual monthly base rent as of June 30, 2015 multiplied by 12, for the six months ended June 30, 2015. If a tenant is in a free rent period as of June 30, 2015, the annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12. The Company has tenants concentrated in various industries that may experience adverse effects from certain economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Air Freight & Logistics, Automotive, and Industrial Equipment, Component and Metals. There is no tenant industry in the Company’s portfolio that is greater than approximately 11.9% of annualized base rental revenue as of June 30, 2015.

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

The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”). No significant non-recognized subsequent events were noted.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, capitalization rates, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital).  Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•

the factors included in this report and in our most recent Annual Report on Form 10-K, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

Overview

We are a REIT focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. We endeavor to (i) identify relative value investments across all locations, single-tenant industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an institutional manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “STAG.”

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

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive. The combination of attractive capital markets and the availability of attractively priced properties has and should continue to allow us to deploy our capital on an attractive “spread investing” basis.  While it is not a certainty, many market participants believe that interest rates are likely to rise in the near to medium term.  If interest rates rise as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes.  This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and the fact that many of our are competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

Other notable developments in recent months are the strength of the U.S. dollar versus competing currencies including the euro and yen and the Greek debt crisis.  A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively which support U.S. subsidiaries and operate U.S. industrial properties.  In Greece, the country’s financial troubles led to a missed debt repayment to the International Monetary Fund, spurred additional bailout talks and increased the probability of it potentially leaving the Eurozone.  The length and outcome of the Greek debt crisis may have an impact on currencies, credit spreads, interest rates, and general global economic conditions, particularly businesses with exposure to Europe.  However, we note U.S. exports to Greece are a very small percentage of total U.S. export volume and Greece’s percentage of Eurozone’s total gross domestic product (“GDP”) is insignificant.  We will continue to monitor these trends.

Several economic indicators and other factors provide insight into the U.S. economic environment and industrial demand.  Presently, we believe the key factors include GDP growth rate, unemployment rate, non-farm payrolls, Conference Board consumer confidence index, manufacturing-purchasing manager index (“ISM”), the 10-year Treasury yield, U.S. total vehicle sales, and durable goods new orders.  Below are recent trends in each of these factors:

Economic Indicators(1)	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014
GDP Growth Rate (2)	N/A	(0.2)%	2.2%	5.0%	4.6%

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Unemployment Rate	5.3%	5.5%	5.6%	5.9%	6.1%
Change in Non-Farm Employment (in thousands)	223.0	119.0	329.0	250.0	286.0
Consumer Confidence Index	101.4	101.3	93.1	89.0	86.4
Purchasing Managers Index (ISM)(3)	53.5%	51.5%	55.1%	56.1%	55.7%
10-year Treasury Yield	2.35%	1.94%	2.17%	2.52%	2.53%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	17,600	17,500	17,200	16,800	17,200
Manufacturing New Orders: Durable Goods (in thousands)(2)	N/A	236,671	226,739	238,191	242,127

(1)

Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board, Board of Governors of the Federal Reserve System, U.S. Census Bureau, and Institute for Supply Management.  Each statistic is the latest revision available at the time of publishing this report.

(2)	GDP Growth Rate and Manufacturing New Orders: Durable Goods were not available at the time of publishing this report.
(3)

ISM is a composite index based on a survey of over 300 purchasing and supply executives from across the country who respond to a monthly questionnaire about changes in production, new orders, new export orders, imports, employment, inventories, prices, lead-times, and timelines of supplier deliveries in their companies.  When the index is over 50, it indicates expansion, while a reading below 50 signals contraction.

Currently, the positive non-farm payrolls, strong consumer confidence, an expansionary ISM index level, solid U.S. total vehicle sales, and low interest rates are positive fundamental signs for industrial demand.  Expanding job count and increasing consumer confidence suggests consumers will be spending more money in the foreseeable future.  We expect this to lead to an increase in industrial activity and more demand for industrial space.

We believe the recovery of the U.S. economy and specifically the improving dynamic for U.S. industrial production is expected to continue to increase demand for industrial space in the United States. Several trends and other factors contribute to the expected demand increase, including:

•

an increasing attractiveness of the U.S. as a manufacturing and distribution location because of the size of the United States consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain);

•	the overall quality of the transportation infrastructure in the United States; and
•	the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space.

Furthermore, the lack of material speculative development in our markets and the more broad failure of supply to keep pace with demand in our markets may improve occupancy levels and rental rates in our owned portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters and other factors in these markets may affect our overall performance.

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2015, our buildings were approximately 95.0% leased and our lease rates as defined by accounting principles generally accepted in the Unites States of America (“GAAP”) on new and renewal leases together grew 8.5% and 7.1% during the three and six months ended June 30, 2015, respectively. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, regional, and local economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

During the three months ended June 30, 2015, we executed 15 leases totaling 2,096,640 square feet comprised of 385,295 square feet of new and expansion leases, 1,346,025 square feet of renewal leases, and 365,320 square feet of temporary leases.  During the six months ended June 30, 2015, we executed 24 leases comprised of 552,495 square feet of new and expansion leases, 1,482,678 square feet of renewal leases, and 610,600 square feet of temporary leases.  The following table provides a summary of leases executed for the three and six months ended June 30, 2015.  The table does not include month to month leases or leases with initial terms less than 12 months.

		Cash Basis	GAAP Basis	Total	Cash	GAAP	Weighted
		Rent Per	Rent Per	Turnover	Basis	Basis	Average
	Square	Square	Square	Costs Per	Rent	Rent	Lease
	Feet	Foot	Foot	Square Foot (1)	Growth (2)	Growth (2)(3)	Term (4)
Three months ended June 30, 2015
New Leases	385,295	$5.09	$5.20	$1.94	35.1%	37.8%	8.7
Renewal Leases	1,346,025	$3.71	$3.93	$0.67	(2.1)%	4.2%	4.6
Total / weighted average	1,731,320	$4.02	$4.21	$0.95	2.8%	8.5%	5.5
Temporary Leases	365,320
Total Leasing Activity	2,096,640
Six months ended June 30, 2015
New Leases	552,495	$4.58	$4.61	$1.83	29.3%	29.5%	7.0
Renewal Leases	1,482,678	$4.03	$4.24	$0.63	(2.5)%	3.5%	4.5
Total / weighted average	2,035,173	$4.18	$4.34	$0.96	1.9%	7.1%	5.2
Temporary Leases	610,600
Total Leasing Activity	2,645,773

(1)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)

Excludes 176,000 square feet and 273,200 square feet of new leases, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the three and six months ended June 30, 2015, respectively.

(3)	GAAP basis rent growth is a ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.
(4)	The lease term is expressed in years. Assumes no exercise of lease renewal or termination options, if any.

Certain leases contain rental concessions. Any such rental concessions are accounted for on a straight-line basis over the term of the lease. The following table provides a summary of leases with rental concessions executed for the three and six months ended June 30, 2015. The table does not include month to month leases or leases with initial terms less than 12 months.

			Weighted
	Square	Rental	Average Lease
	Feet	Concessions(1)	Term (years)
Three months ended June 30, 2015
New Leases	235,295	$270,887	6.6
Renewal Leases	300,000	169,610	7.2
Total/weighted average	535,295	$440,497	6.9
Six months ended June 30, 2015
New Leases	402,495	$365,504	5.1
Renewal Leases	300,000	169,610	7.2
Total/weighted average	702,495	$535,114	6.0

(1)	Represents the total concession for the entire lease term.

Of the 0.5 million square feet of leases that expired during the three months ended June 30, 2015, we have renewed 0.1 million square feet of leases, resulting in a 29.2% retention rate. Of the 2.0 million square feet of leases that expired during the six months ended June 30, 2015, we have renewed 1.1 million square feet of leases, resulting in a 55.9% tenant retention rate. For more detail on tenant retention, see “Tenant Retention” below.

Property Operating Expenses

Our rental expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our rental expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through rental expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 8.2% of our annualized base rental revenue will expire during the period from July 1, 2015 to June 30, 2016, excluding month to month leases. As used herein, “annualized base rental revenue” refers to the contractual monthly base rent as of June 30, 2015 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2015, the annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.  We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases, thereby resulting in lower revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of June 30, 2015, plus available space, for each of the ten calendar years beginning with 2015 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

						Average
				Total	% of Total	Annualized
	Number			Annualized	Annualized	Base Rental
	of	Total	% of	Base Rental	Base	Revenue
	Leases	Rentable	Occupied	Revenue (in)	Rental	per Expiring
Lease Expiration Year	Expiring	Square Feet(1)	Square Feet	thousands)	Revenue	Square Foot
Available	—	2,478,936	—	—	—	—
MTM(2)	7	624,702	1.3%	$2,278	1.2%	$3.65
2015	8	1,300,053	2.7%	5,118	2.7%	$3.94
2016	49	6,084,843	12.8%	25,606	13.6%	$4.21
2017	45	6,788,154	14.3%	26,798	14.2%	$3.95
2018	49	9,019,975	19.0%	34,504	18.3%	$3.83
2019	32	5,997,827	12.6%	23,778	12.6%	$3.96
2020	24	4,784,059	10.1%	19,044	10.1%	$3.98
2021	21	3,788,343	8.0%	16,557	8.8%	$4.37
2022	14	1,992,855	4.2%	7,671	4.1%	$3.85
2023	8	2,097,866	4.4%	7,685	4.1%	$3.66
2024	7	1,423,071	3.0%	5,666	3.0%	$3.98
Thereafter	19	3,573,335	7.6%	13,800	7.3%	$3.86
Total/weighted average	283	49,954,019	100.0%	$188,505	100.0%	$3.97

(1)

During the three months ended June 30, 2015, we evaluated our the rentable square feet in our portfolio, and determined that approximately 219,000 square feet is not considered leasable in the opinion of the Company to a third party tenant, and is no longer included in rentable square feet.

(2)	Month‑to‑month leases.

On December 17, 2014, Bank of America, N.A. signed a lease amendment that renewed 90,051 square feet and terminated 228,928 square feet of their premises effective November 30, 2015.  Pursuant to the lease amendment, on or before

October 31, 2015, Bank of America, N.A. will pay a termination fee in the amount of $2.1 million.  This termination fee along with the reimbursement of certain miscellaneous costs per the lease amendment was being recorded on a straight-line basis for GAAP purposes from December 17, 2014 through the relinquishment of the space on November 30, 2015. On May 18, 2015, Bank of America, N.A. entered into a second lease amendment that accelerated the termination of 35,296 square feet to April 30, 2015, in order for a new tenant to lease the space. The termination fee associated with the 35,295 square feet was recognized through the shortened lease life of April 30, 2015. The remaining termination fee continues be recorded on a straight-line basis for GAAP purposes through November 30, 2015.

As of June 30, 2015, for the period July 1, 2015 to June 30, 2016, the Bank of America, N.A. lease discussed above is the only one of our top ten leases, based on annualized base rental revenue, that will be expiring.

Portfolio Summary

The characteristics of the properties within our portfolio as of June 30, 2015 and December 31, 2014 are shown in the table below:

Portfolio characteristics	June 30, 2015	December 31, 2014
Number of Buildings	265	248
Square Feet	49,954,019	47,024,076
Average Building Size (square feet)	188,506	189,613
Average Building Age (years)	28	29
Average Minimum and Maximum Clear Height (feet) (1)	26-29	26-29
Number of Tenants	242	227
Number of Leases	283	261
Average Lease Size (square feet)	167,756	170,890

(1)	Excludes flex/office buildings

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of June 30, 2015:

				Annualized
				Base
				Rental	% of Total
	Number			Revenue	Annualized
	of	Square		(in	Base Rental
Building Type	Buildings	Feet	Occupancy (1)	thousands)	Revenue
Warehouse/Distribution	194	43,198,319	95.2%	$159,054	84.4%
Light Manufacturing	51	5,642,173	97.6%	20,564	10.9%
Flex/Office	20	1,113,527	77.1%	8,887	4.7%
Total/weighted average	265	49,954,019	95.0%	$188,505	100.0%

(1)

Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

As of June 30, 2015, based upon our tenants’ most recently available public filings and our tenants’ own internally prepared financial data, our tenants or their parents (including parents not guaranteeing any tenant lease obligations) had the following characteristics based on annualized base rent:

Credit	June 30, 2015
Tenants Publicly Rated	57.2%
Tenants Rated Investment Grade	27.1%
Tenant Revenue > $100 Million	89.7%
Tenant Revenue > $1 Billion	60.9%

Portfolio Growth

The following table summarizes the acquisitions during the six months ended June 30, 2015:

Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	$97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN(1)	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	$83,808
Six months ended June 30, 2015	3,125,100	17	$180,891

(1)

We also acquired a vacant land parcel adjacent to the building. Subject to receipt of any required governmental permits, this vacant parcel may be used for building expansion or otherwise sold as a developable parcel.

During the three months ended June 30, 2015, the weighted estimated average capitalization rate for properties acquired was 8.4%. The weighted estimated average capitalization rate was calculated by dividing (i) our estimate of year one stabilized net cash flow from operations, which does not include termination income, miscellaneous other income, credit loss, vacancy loss, or rental concessions, by (ii) the acquisition price, as defined by GAAP. These capitalization rate estimates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Geographic Diversification

The following table sets forth information relating to geographic diversification by region in our portfolio based on total annualized base rental revenue as of June 30, 2015:

				% of	% of Total
	Total	Total		Total	Annualized
	Number	Number		Leased	Base
	of	of	Region	Square	Rental
Region	States	Buildings	Occupancy	Feet	Revenue
Midwest	10	111	92.5%	39.1%	38.4%
East	13	95	97.2%	36.6%	37.5%
South	8	48	96.4%	20.2%	18.5%
West	6	11	93.3%	4.1%	5.6%
Total/weighted average	37	265	95.0%	100.0%	100.0%

The following map indicates the states in which we own properties as of June 30, 2015:

WA
MT
ND
MN
VT
ME
OR
ID
SD
WI
MI
NY
NH
MA
RI
WY
IA
CT
PA
NJ
NE
NV
IL
IN
OH
DE
MD
UT
CO
WV
CA
KS
MO
KY
VA
DC
NC
TN
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL

Building by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets.

As of June 30, 2015, our investments in primary, secondary, and tertiary markets are as follows:

	Number	Square Footage			Annualized Base Rental Revenue
Market Type(1)	of Buildings	Amount	%	Occupancy	(in thousands)%
Primary	53	10,480,631	21.0%	97.3%	$39,828	21.1%
Secondary	158	32,022,164	64.1%	94.1%	121,772	64.6%
Tertiary	54	7,451,224	14.9%	95.8%	26,905	14.3%
Total/weighted average	265	49,954,019	100.0%	95.0%	$188,505	100.0%

(1)

We define primary markets as the 29 largest industrial metropolitan areas, which each have approximately 200 million or more in net rentable square footage.  We define secondary industrial markets as markets with net rentable square footage ranging from 25 million to 200 million.  We define tertiary markets as markets with less than 25 million square feet of net rentable square footage.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rental revenue as of June 30, 2015:

			% of	Total	% of
		Total	Total	Annualized	Total
	Total	Leased	Leased	Base Rental	Annualized
	Number	Square	Square	Revenue (in	Base Rental
Industry	of Leases	Feet	Feet	thousands)	Revenue
Air Freight & Logistics	36	5,856,701	12.4%	$22,435	11.9%
Automotive	35	5,383,165	11.3%	21,600	11.5%
Ind Equip, Component & Metals	37	5,153,365	10.9%	21,061	11.2%
Containers & Packaging	19	4,594,452	9.7%	17,289	9.2%
Food & Beverages	21	4,122,561	8.7%	16,676	8.8%
Retail	13	3,240,980	6.8%	11,022	5.8%
Household Durables	12	2,902,427	6.1%	10,329	5.5%
Personal Products	8	2,411,912	5.1%	9,940	5.3%
Office Supplies	11	2,514,973	5.3%	9,633	5.1%
Healthcare	15	1,867,573	3.9%	8,494	4.5%
Business Services	13	1,684,647	3.5%	8,276	4.4%
Building Materials	15	1,897,707	4.0%	7,059	3.7%
Aerospace & Defense	9	1,171,540	2.5%	5,077	2.7%
Technology	9	1,050,715	2.2%	3,975	2.1%
Finance	3	393,750	0.8%	3,453	1.8%
Non-Profit/Government	5	189,004	0.4%	1,752	0.9%
Education	4	466,653	1.0%	1,695	0.9%
Media & Entertainment	3	703,496	1.5%	1,672	0.9%
Recreational Goods	3	281,387	0.6%	1,304	0.7%
Other	12	1,588,075	3.3%	5,763	3.1%
Total	283	47,475,083	100.0%	$188,505	100.0%

Top Tenants

Our portfolio has a stable and diversified tenant base. As of June 30, 2015, our properties were approximately 95.0% leased to 242 tenants in a variety of industries, with no single tenant accounting for more than approximately 2.8% and no single industry accounting for more than approximately 11.9% of our total annualized base rental revenue. In addition, as of June 30, 2015 our ten largest tenants account for approximately 16.5% of our annualized based rental revenue. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry.

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2015:

			Total	% of
			Annualized	Total
			Base	Annualized
	Number	Total	Rental	Base
	of	Leased	Revenue (in	Rental
Top Ten Tenants	Leases	Square Feet	thousands)	Revenue
XPO Logistics Supply Chain Inc.	4	1,157,684	$5,297	2.8%
Deckers Outdoor Corporation	2	723,106	3,948	2.1%
Solo Cup Company	1	1,035,249	3,810	2.0%
Exel Logistics	4	1,094,694	3,704	2.0%
International Paper Company	2	573,323	3,079	1.6%
Generation Brands, LLC	1	503,490	2,634	1.4%
Spencer Gifts, LLC	1	491,025	2,252	1.2%
Bank of America, N.A.	1	283,684	2,192	1.2%
Closetmaid Corporation	2	619,466	2,053	1.1%
Armacell, LLC	3	518,838	1,990	1.1%
Total	21	7,000,559	$30,959	16.5%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of June 30, 2015:

			Total	% of
		% of	Annualized	Total
		Total	Base	Annualized
		Leased	Rental	Base
	Leased	Square	Revenue (in	Rental
Top Ten Leases	Square Feet	Feet	thousands)	Revenue
Solo Cup Company	1,035,249	2.2%	$3,810	2.0%
XPO Logistics Supply Chain Inc.	528,997	1.1%	2,777	1.5%
Generation Brands, LLC	503,490	1.1%	2,634	1.4%
International Paper Company	465,323	1.0%	2,517	1.3%
Deckers Outdoor Corporation	423,106	0.9%	2,310	1.2%
Spencer Gifts, LLC	491,025	1.0%	2,252	1.2%
Bank of America, N.A.	283,684	0.6%	2,192	1.2%
Closetmaid Corporation	619,466	1.3%	2,053	1.1%
CareFusion 213, LLC	360,134	0.7%	1,956	1.0%
Archway Marketing Serv., Inc.	386,724	0.8%	1,858	1.0%
Total	5,097,198	10.7%	$24,359	12.9%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our historical retention since our initial public offering:

				Cash	GAAP
		Expiring	Renewal	Rollover	Rollover
		Square	Square	Rent	Rent
Historical Retention	Retention(1) %	Feet	Feet(2)	Change	Change
April 20, 2011 to December 31, 2011	73.9%	514,476	380,136	1.8%	2.5%
Year ended December 31, 2012	84.2%	2,152,085	1,812,431	(0.8)%	2.3%
Year ended December 31, 2013	58.5%	2,811,984	1,646,283	3.6%	7.4%
Year ended December 31, 2014	69.7%	3,467,769	2,418,076	5.1%	9.6%
Six months ended June 30, 2015	55.9%	1,996,892	1,116,776	6.3%	9.6%
Total/weighted average	67.4%	10,943,206	7,373,702	3.3%	6.9%

(1)	Retention is the square footage of expiring leases in the period that execute a lease renewal for a term greater than one year.
(2)	Represents leases in which revenue recognition commenced during the period.

Results of Operations

Our results of operations are largely driven by our levels of occupancy as well as the rental rates we receive from tenants. Because we generally acquire assets that are 100% occupied and market occupancy is generally between 90% and 95%, we expect our assets to trend to market-based levels of occupancy over time. This trend puts negative, but anticipated, pressure on our same store (as defined below) results. From a rental rate standpoint, our Company has historically achieved overall rental increases in our tenant rollovers on a cash basis and GAAP basis.

The following discussion of our results of our same store net operating income (“NOI”) should be read in conjunction with the consolidated financial statements and the accompanying footnotes. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. We consider our same store portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.  However, because we have generally acquired 100% occupied properties and grown the portfolio significantly every year since our initial public offering, our same store results do not represent a market portfolio with market occupancy.  Because we have above market occupancy, our same store results may look unfavorable at times as we trend to market levels.  We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

Comparison of three months ended June 30, 2015 to the three months ended June 30, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On April 1, 2014, we owned 212 buildings, and subsequent to April 1, 2014, we sold three buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio.  Therefore, there are 209 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  Three month same store occupancy decreased 0.6% to 93.8% as of June 30, 2015 compared to 94.4% as of June 30, 2014.  The results of operations from acquisitions relates to the 56 buildings acquired after April 1, 2014.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended June 30, 2015 and June 30, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2015 and June 30, 2014 with respect to the buildings acquired and disposed of after April 1, 2014.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Change
	2015	2014	$	%	2015	2014	2015	2014	$	%
Revenue
Operating revenue
Rental income (1)	$34,254	$34,028	$226	0.7%	$10,915	$1,175	$45,169	$35,203	$9,966	28.3%
Tenant recoveries	5,256	6,105	(849)	(13.9)%	2,229	174	7,485	6,279	1,206	19.2%
Other income (2)	27	49	(22)	(44.9)%	6	—	33	49	(16)	(32.7)%
Total operating revenue	39,537	40,182	(645)	(1.6)%	13,150	1,349	52,687	41,531	11,156	26.9%
Expenses
Property operating expenses	7,771	8,408	(637)	(7.6)%	2,300	198	10,071	8,606	1,465	17.0%
Net operating income (3)	$31,766	$31,774	$(8)	(0.0)%	$10,850	$1,151	$42,616	$32,925	$9,691	29.4%
Other expenses (income)
General and administrative							7,495	8,283	(788)	(9.5)%
Other income							(149)	(151)	(2)	(1.3)%
Property acquisition costs							1,187	688	499	72.5%
Depreciation and amortization							27,257	20,769	6,488	31.2%
Loss on impairment							2,645	—	2,645	100.0%
Other expenses							478	193	285	147.7%
Total other expenses (income)							38,913	29,782	9,131	30.7%
Total expenses							48,984	38,388	10,596	27.6%
Other income (expense)
Interest income							2	4	(2)	(50.0)%
Interest expense							(8,933)	(5,813)	3,120	53.7%
Total other income (expense)							(8,931)	(5,809)	3,122	53.7%
Net loss							$(5,228)	$(2,666)	$2,562	96.1%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(397)	(310)	87	28.1%
Net loss attributable to STAG Industrial, Inc.							$(4,831)	$(2,356)	$2,475	105.1%

(1)	Rental income excludes corporate sublease rental income, which is included below in other expenses (income) for purposes of calculating net operating income.
(2)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
(3)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization increased by $0.2 million or 0.7% to $34.3 million for the three months ended June 30, 2015 compared to $34.0 million for the three months ended June 30, 2014. Approximately $0.6 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants, and $0.7 million related to termination income recognized at one of the properties. These increases were partially offset by an approximately $0.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased $0.5 million related to an increase in amortization of net above market leases.

Same store tenant recoveries decreased by $0.8 million or 13.9% to $5.3 million for the three months ended June 30, 2015 compared to $6.1 million for the three months ended June 30, 2014. The decrease is primarily attributable to one building where, during the three months ended June 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing the authority directly. The real estate taxes were payable in arrears, and as such the expense recorded for the three months ended June 30, 2014 include 18 months of real estate taxes, which attributes to approximately $0.7 million of the decrease in recoveries during the three months ended June 30, 2015, in which three months of real estate taxes are recorded. Approximately $0.1 million of the decrease in tenant recoveries related to one building where the tenant’s lease terms changed and the tenant began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.3 million of the decrease related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon vacating the space at lease expiration for the three months ended June 30, 2014, which did not occur for the three months ended June 30, 2015. These decreases were partially offset due to increases in occupancies resulting in an increase in recoveries of $0.1 million, as well as a $0.2 million increase at two of our buildings where we began paying the real estate taxes on behalf of tenants who previously paid its taxes directly to the taxing authority and now reimburse us.

Same store other income decreased by $22,000 or 44.9% to $27,000 for the three months ended June 30, 2015 compared to $49,000 for the three months ended June 30, 2014.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses decreased by $0.6 million or 7.6% to $7.8 million for the three months ended June 30, 2015 compared to $8.4 million for the three months ended June 30, 2014. The decrease is primarily attributable to one building where during the three months ended June 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded by the Company for the three months ended June 30, 2014 include 18 months of real estate taxes, which attributes to approximately $0.7 million of the decrease in expenses during the three months ended June 30, 2015, in which three months of real estate taxes are recorded. Approximately $0.1 million of the decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.3 million of the decrease related to a property where we performed deferred repair and maintenance for a tenant that was necessary upon vacating the space at lease expiration for the three months ended June 30, 2014, which did not recur for the three months ended June 30, 2015. These decreases are partially offset by a $0.3 million increase primarily due real estate taxes for vacancies or where we began paying real estate taxes on behalf of tenants where the tenant had previously been paying the taxes directly. Same store expenses also increased by $0.2 million for increased utility usage and other repairs and maintenance costs at multiple properties.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 56 buildings acquired and the three buildings sold after April 1, 2014:

					Contribution to NOI (in thousands)
			Purchase/Sale Price		Three months ended June 30,
Acquisitions/Dispositions	Square Feet	Buildings	(in millions)	Occupancy	2015	2014
Acquired during the quarter ended
June 30, 2015	1,639,383	12	$83.8	94.0%	$662	$—
March 31, 2015	1,485,717	5	$97.1	100.0%	1,910	—
December 31, 2014	2,730,940	12	$135.5	100.0%	2,877	—
September 30, 2014	3,469,080	18	$171.6	96.5%	3,540	—
June 30, 2014	2,130,958	9	$81.0	100.0%	1,861	827
Disposed during the quarter ended
December 31, 2014(1)	236,230	2	$5.9	62.8%	—	179
September 30, 2014	181,838	1	$7.1	100.0%	—	145
Total					$10,850	$1,151

(1)

On October 29, 2014, we entered into a lease termination agreement with the tenant located at the building in Tavares, FL. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building.  Therefore we consider the property to be 100% occupied at the time of sale.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, corporate sublease income, property acquisition costs, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses (income) increased $9.1 million or 30.7% for the three months ended June 30, 2015 to $38.9 million compared to $29.8 million for the three months ended June 30, 2014. The increase was primarily related to an increase of $6.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase is also attributable to a $2.6 million impairment loss recorded at one of the properties (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements).

Total Other Income (Expense)

Total other income (expense) consists of interest income and interest expense. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased $3.1 million or 53.7% to $8.9 million for the three months ended June 30, 2015 compared to $5.8 million for the three months ended June 30, 2014.  The increase was primarily attributable to a $3.1 million increase in interest expense related to the increase in total debt outstanding of $764.9 million as of June 30, 2015 compared to $558.8 million as of June 30, 2014, as well as an increase in the weighted average interest rate. This increase was primarily a result of the issuance of the unsecured notes (as discussed in “Indebtedness Outstanding” below) between July 1, 2014 and February 20, 2015.

Total Net Loss

The total net loss increased by $2.5 million to $4.8 million for the three months ended June 30, 2015 compared to a net loss of $2.4 million for the three months ended June 30, 2014. The increase was attributable to all of the aforementioned factors.

Comparison of six months ended June 30, 2015 to the six months ended June 30, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On January 1, 2014, we owned 209 buildings, and subsequent to January 1, 2014, we sold four buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio.  Therefore, there are 205 buildings which are considered our same store portfolio (“six month same store”) in the analysis below.  Six month same store occupancy decreased 0.6% to 93.7% as of June 30, 2015 compared to 94.3% as of June 30, 2014.  The results of operations from acquisitions relates to the 60 buildings acquired after January 1, 2014.

The following table summarizes selected operating information for our six month same store portfolio and our total portfolio for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2015 and June 30, 2014 with respect to the buildings acquired and disposed of after January 1, 2014.

	Same Store Portfolio				Acquisitions/Dispositions		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	2015	2014	$	%
Revenue
Operating revenue
Rental income (1)	$66,821	$66,644	$177	0.3%	$21,547	$2,677	$88,368	$69,321	$19,047	27.5%
Tenant recoveries	10,521	11,206	(685)	(6.1)%	4,551	489	15,072	11,695	3,377	28.9%
Other income (2)	60	88	(28)	(31.8)%	8	1	68	89	(21)	(23.6)%
Total operating revenue	77,402	77,938	(536)	(0.7)%	26,106	3,167	103,508	81,105	22,403	27.6%
Expenses
Property operating expenses	15,603	16,023	(420)	(2.6)%	4,713	568	20,316	16,591	3,725	22.5%
Net operating income (3)	$61,799	$61,915	$(116)	(0.2)%	$21,393	$2,599	$83,192	$64,514	$18,678	29.0%
Other expenses (income)
General and administrative							15,024	13,758	1,266	9.2%
Other income							(317)	(320)	(3)	(0.9)%
Property acquisition costs							1,505	1,247	258	20.7%
Depreciation and amortization							53,386	40,623	12,763	31.4%
Loss on impairment							2,645	—	2,645	100.0%
Other expenses							666	430	236	54.9%
Total other expenses (income)							72,909	55,738	17,171	30.8%
Total expenses							93,225	72,329	20,896	28.9%
Other income (expense)
Interest income							5	8	(3)	(37.5)%
Interest expense							(16,943)	(11,479)	5,464	47.6%
Gain on sale of rental property							—	50	(50)	(100.0)%
Total other income (expense)							(16,938)	(11,421)	5,517	48.3%
Net loss							$(6,655)	$(2,645)	$4,010	151.6%
Less: loss attributable to noncontrolling interest after preferred stock dividends							(592)	(766)	(174)	(22.7)%
Net loss attributable to STAG Industrial, Inc.							$(6,063)	$(1,879)	$4,184	222.7%

(1)	Rental income excludes corporate sublease rental income, which is included below in other expenses (income) for purposes of calculating net operating income.
(2)	Other income excludes asset management fee income, which is included below in other expenses (income) for purposes of calculating net operating income.
(3)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization increased by $0.2 million or 0.3% to $66.8 million for the six months ended June 30, 2015 compared to $66.6 million for the six months ended June 30, 2014. Approximately $1.6 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants, and $1.2 million related to termination income recognized at one of the properties. These increases were partially offset by an approximately $1.7 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased $0.9 million related to an increase in amortization of net above market leases.

Same store tenant recoveries decreased by $0.7 million or 6.1% to $10.5 million for the six months ended June 30, 2015 compared to $11.2 million for the six months ended June 30, 2014. The decrease was primarily attributable to one building where during the six months ended June 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded for the six months ended June 30, 2014 include 18 months of real estate taxes, which attributes to approximately $0.6 million of the decrease in recoveries during the six months ended June 30, 2015, in which six months of real estate taxes are recorded. Approximately $0.5 million of the decrease is attributable to vacancies, where the tenants had previously been reimbursing us for the related expenses. Approximately $0.3 million of the decrease related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon vacating the space at lease expiration for the six months ended June 30, 2014, which did not recur for the six months ended June 30, 2015. Approximately $0.1 million of the decrease in tenant recoveries related to one building where the tenant’s lease terms changed and the tenant began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. These decreases were partially offset due to increases in occupancies resulting in an increase in recoveries of $0.2 million, as well as a $0.3 million increase at several of our buildings where we began paying the real estate taxes on behalf of tenants that previously paid its taxes directly to the taxing authority. Additionally, there was a $0.3 million increase in tenant recoveries related to increases of real estate taxes billed by the related taxing authority.

Same store other income decreased by $28,000 or 31.8% to $60,000 for the six months ended June 30, 2015 compared to $88,000 for the six months ended June 30, 2014.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses decreased by $0.4 million or 2.6% to $15.6 million for the six months ended June 30, 2015 compared to $16.0 million for the six months ended June 30, 2014. The decrease is primarily attributable to one building where during the six months ended June 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded by us for the six months ended June 30, 2014 include 18 months of real estate taxes, which attributes to approximately $0.6 million of the decrease in expenses during the six months ended June 30, 2015, in which six months of real estate taxes are recorded. Approximately $0.4 million of the decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.3 million of the decrease related to a property where we performed deferred repair and maintenance for a tenant that was necessary upon vacating the space at lease expiration for the six months ended June 30, 2014, which did not recur for the six months ended June 30, 2015. These decreases are partially offset by an increase of $0.1 million is primarily due to one building where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly, and another $0.3 million of real estate taxes for vacancies where the tenant had previously been paying the taxes directly. Same store expenses increased by approximately $0.2 million for increased utility usage and other repairs and maintenance costs at multiple properties. Same store expenses also increased by $0.2 million due to increased occupancy, and $0.1 million for bad debt expense and other related expenses recognized for two of our tenants.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 60 buildings acquired and the four buildings sold after January 1, 2014:

					Contribution to NOI (in thousands)
			Purchase/Sale Price		Six months ended June 30,
Acquisitions/Dispositions	Square Feet	Buildings	(in millions)	Occupancy	2015	2014
Acquired during the quarter ended
June 30, 2015	1,639,383	12	$83.8	94.0%	$662	$—
March 31, 2015	1,485,717	5	$97.1	100.0%	2,629	—
December 31, 2014	2,730,940	12	$135.5	100.0%	5,816	—
September 30, 2014	3,469,080	18	$171.6	96.5%	7,031	—
June 30, 2014	2,130,958	9	$81.0	100.0%	3,462	829
March 31, 2014	975,275	4	$36.9	100.0%	1,793	1,136
Disposed during the quarter ended
December 31, 2014(1)	236,230	2	$5.9	62.8%	—	337
September 30, 2014	181,838	1	$7.1	100.0%	—	289
March 31, 2014	15,085	1	$0.5	100.0%	—	8
Total					$21,393	$2,599

(1)

On October 29, 2014, we entered into a lease termination agreement with the tenant located at the building in Tavares, FL. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building.  Therefore we consider the property to be 100% occupied at the time of sale.

Total Other Expenses (Income)

Total other expenses (income) consist of general and administrative expense, asset management fee income, corporate sublease income, property acquisition costs, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses (income) increased $17.2 million or 30.8% for the six months ended June 30, 2015 to $72.9 million compared to $55.7 million for the six months ended June 30, 2014. The increase was primarily related to an increase of $12.8 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to a $2.6 million impairment loss recorded at one of the properties (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements). Approximately $1.3 million of the increase relates to an increase in general and administrative expenses primarily related to non-cash compensation expense, specifically related to the 2015 equity grants with a vesting period of three years for employees and one year for independent directors, and other costs attributable to an increased number of employees.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sale of real estate.  Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased $5.5 million or 48.3% to $16.9 million for the six months ended June 30, 2015 compared to $11.4 million for the six months ended June 30, 2014. The increase was primarily attributable to a $5.5 million increase in interest expense related to the increase in total debt outstanding of $764.9 million as of June 30, 2015 compared to $558.8 million as of June 30, 2014, as well as an increase in the weighted average interest rate. This increase was primarily a result of the issuance of the unsecured notes (as discussed in “Indebtedness Outstanding” below) between July 1, 2014 and February 20, 2015.

Total Net Loss

The total net loss increased by $4.2 million to $6.1 million for the six months ended June 30, 2015 compared to a net loss of $1.9 million for the six months ended June 30, 2014. The increase was attributable to all of the aforementioned factors.

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and NOI, which meet the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

Funds From Operations

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income or net loss in accordance with GAAP, as presented in our consolidated financial statements included in this report.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating buildings, impairment write-downs of depreciable real estate, real estate related depreciation and amortization (excluding amortization of deferred financing costs and fair market value of debt adjustment) and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a supplemental performance measure because it is a widely recognized measure of the performance of REITs. FFO may be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our buildings that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our buildings, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(5,228)	$(2,666)	$(6,655)	$(2,645)
Rental property depreciation and amortization	27,213	20,727	53,300	40,544
Loss on impairment	2,645	—	2,645	—
Gain on sale of rental property	—	—	—	(50)
FFO	$24,630	$18,061	$49,290	$37,849
Preferred stock dividends	(2,712)	(2,712)	(5,424)	(5,424)
Amount allocated to unvested restricted stockholders	(95)	(83)	(196)	(171)
FFO attributable to common stockholders and unit holders	$21,823	$15,266	$43,670	$32,254

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income because we believe it helps investors and management understand the core operations of our buildings.  NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance.  NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(5,228)	$(2,666)	$(6,655)	$(2,645)
Asset management fee income	(98)	(151)	(215)	(320)
General and administrative	7,495	8,283	15,024	13,758
Property acquisition costs	1,187	688	1,505	1,247
Depreciation and amortization	27,257	20,769	53,386	40,623
Interest income	(2)	(4)	(5)	(8)
Interest expense	8,933	5,813	16,943	11,479
Loss on impairment	2,645	—	2,645	—
Gain on sale of rental property	—	—	—	(50)
Other expenses	478	193	666	430
Corporate sublease rental income	(51)	—	(102)	—
Net operating income	$42,616	$32,925	$83,192	$64,514

Cash Flows

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

The following table summarizes our cash flows for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (dollars in thousands):

	Six months ended June 30,		Change
	2015	2014	$	%
Cash provided by operating activities	$53,948	$40,814	$13,134	32.2%
Cash used in investing activities	$(146,409)	$(120,609)	$(25,800)	21.4%
Cash provided by financing activities	$80,113	$79,136	$977	1.2%

Net cash provided by operating activities.  Net cash provided by operating activities increased $13.1 million to $53.9 million for the six months ended June 30, 2015 compared to $40.8 million for the six months ended June 30, 2014. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2014, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred after June 30, 2014, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total indebtedness outstanding and weighted average interest rate.

Net cash used in investing activities.  Net cash used in investing activities increased by $25.8 million to $146.4 million for the six months ended June 30, 2015 compared to $120.6 million for the six months ended June 30, 2014. The change is primarily attributable to the acquisition of 17 properties for a total cash consideration of $142.4 million during the six months ended June 30, 2015 compared to the acquisition of 13 properties for a total cash consideration of $117.9 million during the six months ended June 30, 2014.

Net cash provided by financing activities.  Net cash provided by financing activities increased $1.0 million to $80.1 million for the six months ended June 30, 2015 compared to $79.1 million for the six months ended June 30, 2014. This is primarily due to a decrease in proceeds of sale of common stock of $47.5 million, a decrease of $50 million of proceeds from our unsecured term loans, and an increase in dividends and distributions paid of $12.0 million as a result of the increased number of shares and units outstanding as well as a $0.0475 increase in the dividend paid per share during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Additionally, repayments of mortgage notes payable increased by $11.9 million primarily as a result of the immediate repayment of the mortgage note payable that was assumed in connection with the acquisition of the Burlington, NJ property. These decreases were offset by an increase of proceeds of $120 million from our unsecured notes as a result of the issuance of the $100 million 4.32% series D 10-year unsecured notes and the $20 million 4.42% series E 12-year unsecured notes on February 20, 2015, as well as decrease of $1.0 million of net cash outflow from our unsecured credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our buildings, including interest expense, interest rate swap payments, scheduled principal payments on outstanding indebtedness, funding of property acquisitions under contract, general and administrative expenses, and capital expenditures for tenant improvements and leasing commissions.

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures, and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, the issuance of equity or debt securities, other borrowings, property dispositions, or, in connection with acquisitions of certain additional buildings, the issuance of common units in the Operating Partnership.

As of June 30, 2015, the Company had total immediate liquidity of $374.5 million, comprised of $11.5 million of cash and $363.0 million of immediate availability on the Company’s unsecured credit facility and unsecured term loans. This liquidity is sufficient to address the Company’s remaining anticipated 2015 acquisitions.

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the six months ended June 30, 2015. These distributions on our common stock are voluntary, to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements.

Month Ended 2015	Declaration Date	Per Share	Payment Date
June 30	February 20, 2015	$0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$0.6750

On May 4, 2015, our board of directors declared the common stock dividend for the months ending July 31, 2015, August 31, 2015, and September 30, 2015 at a monthly rate of $0.1150 per share of common stock.  On July 21, 2015, our board of directors declared the common stock dividend for the months ending October 31, 2015, November 30, 2015 and December 31, 2015 at a monthly rate of $0.1150 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series A Preferred Stock and the Series B Preferred Stock during the six months ended June 30, 2015:

		Series A	Series B
		Preferred Stock	Preferred Stock
Quarter Ended 2015	Declaration Date	Per Share	Per Share	Payment Date
June 30	May 4, 2015	$0.5625	$0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$1.1250	$0.8281250

On July 21, 2015, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending September 30, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of June 30, 2015 (dollars in thousands):

		Principal
		outstanding as
		of			Pre-
	Interest	June 30,		Current	payment
Loan	Rate (1)	2015		Maturity	Terms (2)
Unsecured credit facility:
$300 Million Wells Fargo Unsecured Credit Facility	L + 1.15%	$87,000		Dec-18-2019	i
Total unsecured credit facility		$87,000

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	L + 1.65%	$150,000		Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	L + 1.70%	—		Mar-21-2021	ii
Total unsecured term loans		$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	4.98%	$50,000		Oct-1-2024	ii
$50 Million Series B Unsecured Notes	4.98%	50,000		Jul-1-2026	ii
$80 Million Series C Unsecured Notes	4.42%	80,000		Dec-30-2026	ii
$100 Million Series D Unsecured Notes	4.32%	100,000		Feb-20-2025	ii
$20 Million Series E Unsecured Notes	4.42%	20,000		Feb-20-2027	ii
Total unsecured notes		$300,000

Mortgage notes payable (secured debt):
Sun Life Assurance Company of Canada (U.S.)	6.05%	$3,339	(3)	Jun-1-2016	ii
Webster Bank, National Association	4.22%	5,595		Aug-4-2016	ii
National Life Insurance Company	5.75%	4,859	(3)	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5.81%	5,931	(3)	Apr-30-2017	ii
Webster Bank, National Association	3.66%	2,990		May-29-2017	ii
Webster Bank, National Association	3.64%	3,221		May-31-2017	ii
Wells Fargo, National Association	5.90%	4,148	(3)	Aug-1-2017	iv
Connecticut General Life Insurance Company -1 Facility	6.50%	57,618		Feb-1-2018	v
Connecticut General Life Insurance Company -2 Facility	5.75%	58,582		Feb-1-2018	v
Connecticut General Life Insurance Company -3 Facility	5.88%	16,526		Feb-1-2018	v
Wells Fargo Bank, National Association CMBS Loan	4.31%	64,729		Dec-1-2022	vi
Total mortgage notes payable		$227,538
Total unamortized fair market value premium		366	(4)
Total carrying value mortgage notes payable		$227,904
Total / weighted average interest rate (5)	4.42%	$764,904

(1)

Current interest rate as of June 30, 2015. At June 30, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.18650% and 0.17125%, respectively.  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(2)	Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable with penalty beginning May 1, 2017, however can be defeased; (v) pre-payable without penalty six months prior to the maturity date; and (vi) not pre-payable, however can be defeased beginning January 1, 2016.

(3)	The principal outstanding does not include an unamortized fair market value premium.
(4)	Represents total unamortized fair market value premium for the mortgage notes payable referenced by Note (3) above.
(5)	The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and excludes fair market value premiums.

As of June 30, 2015, additional borrowing capacity under the unsecured credit facility and the unsecured term loans was $213.0 million and $150.0 million, respectively. The total borrowing capacity on the combined unsecured credit facility and unsecured term loans as of June 30, 2015 was $363.0 million.

On January 22, 2015, we assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was immediately paid in full in conjunction with the acquisition.

On February 20, 2015, we issued $100 million of our 4.32% Series D 10-year unsecured notes and $20 million of our 4.42% Series E 12-year unsecured notes.

On June 25, 2015, the Company assumed a mortgage note with National Life Insurance Company of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC, which serves as collateral for the debt. The debt matures on August 10, 2016 and bears interest at 5.75% per annum.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2015, we were in compliance with all financial covenants.

The chart below details our debt capital structure and financial ratios:

	Debt Capital Structure and Financial Ratios
	June 30, 2015	December 31, 2014
Total Debt (in thousands)	$764,904	$686,347
Weighted Average Duration (years)	7.1	6.9
Weighted Average Interest Rate (1)	4.42%	4.04%
% Secured	30%	33%
% Maturing Next 12 Months	0.4%	0.0%
Net Debt to Real Estate Cost Basis (2)	38%	37%
Total Debt to Enterprise Value (3)	33%	28%

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

Our interest rate exposure as it relates to interest expense payments on our floating rate debt is managed through our use of interest rate swaps, which fix the rate of our long term floating rate debt. For a detailed discussion on our use of interest rate swaps, see “Interest Rate Risk” below.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2015, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
		Remaining
Contractual Obligations(1)(2)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Principal payments (3)	$764,538	$2,480	$37,673	$217,936	$506,449
Interest payments—Fixed rate debt (4)	184,516	13,073	50,180	33,197	88,066
Interest payments —Variable rate debt (4)(5)	54,126	3,767	15,518	17,943	16,898
Property lease(4)	4,586	540	1,504	1,552	990
Ground leases (4)	8,745	179	726	748	7,092
Other (4)(6)	300	75	225	—	—
Total	$1,016,811	$20,114	$105,826	$271,376	$619,495

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)

The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at June 30, 2015 and the balance at June 30, 2015 was $1.9 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.4 million of unamortized fair market value premium associated with three mortgage notes payable.
(4)	Not included in our Consolidated Balance Sheets included in this report.
(5)	Amounts include interest rate payments on the $300.0 million current notional amount of our interest rate swaps, as discussed below.
(6)	Amounts relate to a credit monitoring fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”).

Equity

Preferred Stock

The table below sets forth our two outstanding preferred stock issuances:

			Price and
		Number of	Liquidation Value	Interest
	Issuance Date	Shares	per share	Rate
Series A Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%

Common Stock

We continue to utilize our at-the-market” (“ATM”) program as our primary source of equity capital.  As a supplement to the ATM activity, we have also executed marketed overnight common stock offerings.  We will continue to rely on the ATM in the future as our primary source of equity.

The following sets forth our ATM common stock offering programs as of June 30, 2015, from which we may from time to time sell our common stock through sales agents:

			Aggregate
		Maximum	Common Stock
		Aggregate	Available as of
ATM Stock Offering Program (in thousands)	Date	Offering Price	June 30, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$110,445
2014 $150 million ATM	March 10, 2014	$150,000	$—

The table below sets forth the activity for the ATM common stock offering programs during the three and six months ended June 30, 2015, respectively (in millions, except share data):

	Three months ended June 30, 2015
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	2,093,282	$21.20	$44.4	$0.7	$43.7
2014 $150 million ATM	795,000	$21.79	17.3	0.2	17.1
Total/ weighted average	2,888,282	$21.36	$61.7	$0.9	$60.8

	Six months ended June 30, 2015
	Shares	Average Price	Gross	Sales	Net
ATM Stock Offering Program	Sold	Per Share	Proceeds	Agents’ Fee	Proceeds
2014 $200 million ATM	2,510,397	$21.71	$54.5	$0.8	$53.7
2014 $150 million ATM	795,000	$21.79	17.3	0.2	17.1
Total/ weighted average	3,305,397	$21.73	$71.8	$1.0	$70.8

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2015, we owned approximately 95.13% of the common units of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.87%.

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

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt.  As of June 30, 2015, all of our outstanding variable rate debt was fixed with interest rate swaps.

We recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. During the three and six months ended June 30, 2015, we had short-term, partial mismatches between swap notional amounts and the aggregate principal amounts of the designated debt, which resulted in a gain of $0.1 million and $0.1 million, respectively, of hedge ineffectiveness being recorded in earnings. Ineffectiveness could also arise in future periods until the swap notional and the aggregate principal amounts are no longer mismatched.

We have established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade from Moody’s Investor Services, Standard & Poor’s, or Fitch Ratings or other nationally recognized rating agencies.

On January 8, 2015, we entered into seven interest rate swaps, thereby fixing the interest rates of all of our variable rate debt through debt maturity with the exception of our unsecured credit facility.

The following table details our outstanding interest rate swaps as of June 30, 2015 (in thousands):

			Current			Fixed	Variable
Interest Rate		Effective	Notional			Interest	Interest
Derivative Counterparty	Trade Date	Date	Amount		Fair Value	Rate	Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$8	0.7945%	One-month L	Sep-10-2017
Bank of America	Sep-14-2012	Oct-10-2012	10,000		$8	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$8	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$9	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$8	0.7975%	One-month L	Sep-10-2017
Bank of America	Sep-20-2012	Oct-10-2012	25,000		$45	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$59	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	25,000		$202	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(364)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(207)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(546)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	25,000		$49	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	25,000		$46	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	25,000		$146	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	—	(1)	$422	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	—	(1)	$203	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	—	(1)	$338	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	—	(1)	$346	2.5300%	One-month L	Mar-31-2022
			$300,000

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding.

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2015, the fair values of 15 of our 18 interest rate swaps were in an asset position of $1.9 million and three interest rate swaps were in a liability position of $1.1 million, including any adjustment for counterparty nonperformance risk related to these agreements.

As of June 30, 2015, we had $237 million of variable rate debt. As of June 30, 2015, all of our outstanding variable rate debt was fixed with interest rate swaps.  To the extent interest rates increase and any future variable rate debt is not fixed with interest rate swaps, interest costs on our floating rate debt also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation.  We believe, however, that we are well positioned to be able to manage our business in an inflationary environment.  Specifically, our average lease duration is 4.2 years and, on average, 10-20% of our leases will roll annually over the next few years. This lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. Furthermore, we are a growth company, as evidenced by our portfolio growth since IPO. If we continue on our targeted growth of 25% asset growth, we will acquire material amounts of assets in the prevailing interest rate and capitalization rate environment. If capitalization rates rise in an inflationary environment, our effective capitalization rate on our portfolio will also rise over time as our newly acquired assets contribute to the portfolio. In addition, we have long term liabilities averaging 7.1 years when excluding our unsecured credit facility, and no net, variable rate exposure.  Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility.  Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs.  Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” above.

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

As of June 30, 2015, all of our outstanding variable rate interest debt was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1 *	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: July 23, 2015	BY:	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis
Chief Financial Officer, Executive Vice President and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1 *	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*Filed herewith.