Form 10-Q
period 2015-09-30
STAG Industrial, Inc.
filed 2015-10-28
CIK 1479094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 1-34907

____________________________________________________________________________

STAG INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

____________________________________________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock ($0.01 par value)	68,077,333
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1. Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Rental Property:
Land	$219,775	$191,238
Buildings and improvements, net of accumulated depreciation of $140,023 and $105,789, respectively	1,272,288	1,118,938
Deferred leasing intangibles, net of accumulated amortization of $189,937 and $146,026, respectively	264,115	247,904
Total rental property, net	1,756,178	1,558,080
Cash and cash equivalents	12,496	23,878
Restricted cash	8,540	6,906
Tenant accounts receivable, net	20,475	16,833
Prepaid expenses and other assets	26,518	22,661
Interest rate swaps	—	959
Total assets	$1,824,207	$1,629,317
Liabilities and Equity
Liabilities:
Unsecured credit facility	$177,750	$131,000
Unsecured term loans	150,000	150,000
Unsecured notes	300,000	180,000
Mortgage notes	232,568	225,347
Accounts payable, accrued expenses and other liabilities	29,849	21,558
Interest rate swaps	6,956	873
Tenant prepaid rent and security deposits	13,208	11,480
Dividends and distributions payable	8,228	7,355
Deferred leasing intangibles, net of accumulated amortization of $8,397 and $6,565, respectively	10,712	10,180
Total liabilities	929,271	737,793
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2015 and December 31, 2014	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2015 and December 31, 2014	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 68,077,112 and 64,434,825 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	681	644
Additional paid-in capital	1,015,127	928,242
Common stock dividends in excess of earnings	(289,413)	(203,241)
Accumulated other comprehensive loss	(7,165)	(489)
Total stockholders’ equity	858,230	864,156
Noncontrolling interest	36,706	27,368
Total equity	894,936	891,524
Total liabilities and equity	$1,824,207	$1,629,317

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Rental income	$47,731	$36,774	$136,201	$106,095
Tenant recoveries	8,063	5,399	23,135	17,094
Other income	127	185	410	594
Total revenue	55,921	42,358	159,746	123,783
Expenses
Property	10,949	7,694	31,265	24,285
General and administrative	6,429	5,704	21,453	19,462
Property acquisition costs	1,006	2,190	2,511	3,437
Depreciation and amortization	28,656	21,983	82,042	62,606
Loss on impairments	5,733	—	8,378	—
Other expenses	226	181	892	611
Total expenses	52,999	37,752	146,541	110,401
Other income (expense)
Interest income	2	3	7	11
Interest expense	(9,317)	(6,462)	(26,260)	(17,941)
Gain on sales of rental property	1,713	2,104	1,713	2,153
Total other income (expense)	(7,602)	(4,355)	(24,540)	(15,777)
Net income (loss) from continuing operations	$(4,680)	$251	$(11,335)	$(2,395)
Net income (loss)	$(4,680)	$251	$(11,335)	$(2,395)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(359)	(90)	(951)	(784)
Net income (loss) attributable to STAG Industrial, Inc.	$(4,321)	$341	$(10,384)	$(1,611)
Less: preferred stock dividends	2,712	2,712	8,136	8,136
Less: amount allocated to unvested restricted stockholders	95	87	291	258
Net loss attributable to common stockholders	$(7,128)	$(2,458)	$(18,811)	$(10,005)
Weighted average common shares outstanding — basic and diluted	67,799,700	55,354,125	65,803,304	51,157,219
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.11)	$(0.04)	$(0.29)	$(0.20)
Loss per share — basic and diluted	$(0.11)	$(0.04)	$(0.29)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,680)	$251	$(11,335)	$(2,395)
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(7,636)	1,300	(7,019)	(1,959)
Other comprehensive income (loss)	(7,636)	1,300	(7,019)	(1,959)
Comprehensive income (loss)	(12,316)	1,551	(18,354)	(4,354)
Net loss attributable to noncontrolling interest after preferred stock dividends	359	90	951	784
Other comprehensive (income) loss attributable to noncontrolling interest	371	(47)	343	146
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(11,586)	$1,594	$(17,060)	$(3,424)

The accompanying notes are an integral part of these consolidated financial statements

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Common Stock Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest — Unit Holders in Operating Partnership	Total Equity
Nine months ended September 30, 2015
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	3,456,403	35	74,857	—	—	74,892	—	74,892
Offering costs	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Issuance of restricted stock, net	—	83,756	1	(1)	—	—	—	—	—
Issuance of common stock	—	11,277	—	—	—	—	—	—	—
Dividends and distributions, net	(8,136)	—	—	—	(67,652)	—	(75,788)	(3,614)	(79,402)
Non-cash compensation	—	—	—	2,115	—	—	2,115	3,552	5,667
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	21,902	21,902
Rebalancing of noncontrolling interest	—	—	—	10,141	—	—	10,141	(10,141)	—
Other comprehensive loss	—	—	—	—	—	(6,676)	(6,676)	(343)	(7,019)
Net income (loss)	8,136	—	—	—	(18,520)	—	(10,384)	(951)	(11,335)
Balance, September 30, 2015	$139,000	68,077,112	$681	$1,015,127	$(289,413)	$(7,165)	$858,230	$36,706	$894,936
Nine months ended September 30, 2014
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	7,191,537	72	164,005	—	—	164,077	—	164,077
Offering costs	—	—	—	(2,731)	—	—	(2,731)	—	(2,731)
Issuance of restricted stock, net	—	101,934	1	(1)	—	—	—	—	—
Issuance of common stock	—	9,488	—	—	—	—	—	—	—
Issuance of equity pursuant to outperformance program	—	43,657	1	(1,491)	—	—	(1,490)	1,015	(475)
Dividends and distributions, net	(8,136)	—	—	—	(50,227)	—	(58,363)	(3,572)	(61,935)
Non-cash compensation	—	—	—	1,546	—	—	1,546	3,760	5,306
Redemption of common units to common stock	—	5,105,584	51	54,681	—	—	54,732	(54,732)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(342)	(342)
Rebalancing of noncontrolling interest	—	—	—	(9,530)	—	—	(9,530)	9,530	—
Other comprehensive loss	—	—	—	—	—	(1,813)	(1,813)	(146)	(1,959)
Net income (loss)	8,136	—	—	—	(9,747)	—	(1,611)	(784)	(2,395)
Balance, September 30, 2014	$139,000	57,216,577	$572	$783,518	$(176,851)	$1,627	$747,866	$26,244	$774,110

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,335)	$(2,395)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,042	62,606
Non-cash portion of interest expense	907	1,009
Intangible amortization in rental income, net	6,331	4,600
Straight-line rent adjustments, net	(2,318)	(2,314)
Dividends on forfeited equity compensation	15	128
Loss on impairments	8,378	—
Gain on sales of rental property	(1,713)	(2,153)
Non-cash compensation expense	5,667	5,337
Change in assets and liabilities:
Tenant accounts receivable, net	(1,477)	934
Restricted cash	(582)	(596)
Prepaid expenses and other assets	(4,407)	(3,218)
Accounts payable, accrued expenses and other liabilities	6,821	1,426
Tenant prepaid rent and security deposits	1,728	1,033
Total adjustments	101,392	68,792
Net cash provided by operating activities	90,057	66,397
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(188,263)	(228,063)
Additions to building and other capital improvements	(10,053)	(5,038)
Proceeds from sales of rental property, net	9,186	7,492
Restricted cash	(1,052)	734
Acquisition deposits, net	1,425	(1,920)
Acquisitions of deferred leasing intangibles	(56,102)	(61,413)
Net cash used in investing activities	(244,859)	(288,208)
Cash flows from financing activities:
Redemption of common units for cash	(64)	(342)
Proceeds from unsecured credit facility	190,750	187,500
Repayment of unsecured credit facility	(144,000)	(162,000)
Proceeds from unsecured term loans	—	50,000
Proceeds from unsecured notes	120,000	50,000
Repayment of mortgage notes payable	(15,370)	(3,321)
Payment of loan fees and costs	(3,019)	(1,718)
Dividends and distributions	(78,541)	(60,663)
Proceeds from sales of common stock	74,892	164,077
Offering costs	(1,228)	(2,647)
Withholding taxes for settlement of outperformance program	—	(475)
Net cash provided by financing activities	143,420	220,411
Decrease in cash and cash equivalents	(11,382)	(1,400)
Cash and cash equivalents—beginning of period	23,878	6,690
Cash and cash equivalents—end of period	$12,496	$5,290
Supplemental disclosure:
Cash paid for interest	$22,445	$16,286
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and buildings and improvements	$16,873	$—
Issuance of units for acquisitions of deferred leasing intangibles	$5,029	$—
Additions to building and other capital improvements	$(565)	$—
Transfer of other assets to building and other capital improvements	$565	$—
Acquisitions of land and buildings and improvements	$(34,460)	$—
Acquisitions of deferred leasing intangibles	$(10,203)	$—
Change in additions of land and building and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,687)	$(3,913)
Assumption of mortgage notes payable	$22,343	$—
Fair market value adjustment to mortgage notes payable acquired	$418	$—
Change in loan fees and costs and offering costs included in accounts payable, accrued expenses, and other liabilities	$(64)	$(159)
Dividends and distributions declared but not paid	$8,228	$6,565

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2015 and December 31, 2014, the Company owned a 95.14% and 96.36%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2015, the Company owned 281 buildings in 37 states with approximately 52.1 million square feet, consisting of 210 warehouse/distribution buildings, 50 light manufacturing buildings and 21 flex/office buildings.  The Company also owned six vacant land parcels adjacent to six of the Company’s buildings. Subject to receipt of any required governmental permits, these vacant parcels may be used for building expansion or otherwise sold as developable parcels. The Company’s buildings were approximately 95.7% leased to 256 tenants as of September 30, 2015.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as “Noncontrolling Common Units.” These Noncontrolling Common Units are held by other limited partners in the form of common units ("Other Common Units") and long term incentive plan units (“LTIP units”) issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”). All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis for all periods presented.

Reclassifications and New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation.

In September of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company has elected to early adopt this standard effective with the interim period beginning July 1, 2015 and this standard did not have a material effect on the consolidated financial statements.

In April of 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). ASU 2015-03 requires incremental debt issuance costs paid to third parties other than the lender to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to this standard, debt issuance costs paid to third parties other than the lender were presented as an asset on the balance sheet. ASU 2015-03 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. Upon the adoption of ASU 2015-03, the Company will present debt issuance costs paid to third parties other than the lender as a direct deduction from the carrying value of the associated debt liability. In August of 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30), which clarified the presentation of debt issuance costs related to credit facility arrangements, given the absence of authoritative guidance within ASU 2015-03. Under ASU 2015-15, debt issuance costs paid to third parties other than the lender related to credit facilities may be presented in the balance sheet as an asset, regardless of whether there are any outstanding borrowings on the credit facility. Upon the adoption of ASU 2015-15, the Company will continue to present debt issuance costs paid to third parties other than the lender related to a credit facility as an asset on the accompanying Consolidated Balance Sheets.
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
Tenant Accounts Receivable, net

Tenant accounts receivable, net on the Consolidated Balance Sheets, includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of September 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of September 30, 2015 and December 31, 2014, the Company had accrued rental income of $14.9 million and $12.8 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. As of September 30, 2015 and December 31, 2014, the Company had an allowance for estimated losses on accrued rental income of $0 and $0, respectively.

As of September 30, 2015 and December 31, 2014, the Company had a total of approximately $6.2 million and $6.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the Company had approximately $4.1 million and $3.1 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2015 and December 31, 2014, the Company's total liability associated with these lease security deposits was $4.5 million and $3.5 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of September 30, 2015 and December 31, 2014, the Company had approximately $0.1 million and $0.1 million, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.7 million, $7.8 million, $2.6 million and $7.6 million for the three and nine months ended September 30, 2015 and September 30, 2014, respectively. These amounts would have been the maximum expense of the Company had the tenants not met their contractual obligations for these periods.

Termination Income

On December 17, 2014, the Company entered into a first lease amendment with the tenant located at the Belfast, ME buildings. The terms of the lease amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant is required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of $2.1 million. The Company received the termination fee payment in full on September 23, 2015. This termination fee along with the reimbursement of certain miscellaneous costs per the lease amendment was being recorded on a straight-line basis from December 17, 2014 through the relinquishment of the space on November 30, 2015. On May 18, 2015, the Company entered into a second lease amendment with the tenant. The terms of the second lease amendment accelerated the termination of 35,295 square feet to April 30, 2015. The Company recognized the termination fee associated with the 35,295 square feet through the shortened lease life of April 30, 2015. The Company continues to recognize the remaining termination fee over the shortened lease life of the remaining 193,633 square feet through November 30, 2015. The termination fee of $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, is included in rental income on the accompanying Consolidated Statements of Operations.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  On August 25, 2015, the Company's TRS acquired two vacant land parcels in connection with the Libertyville, IL acquisition. During the three and nine months ended September 30, 2015, the Company's TRS recognized a net loss of $7,000 and $7,000, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise, and franchise taxes.  Taxes in the amount of $0.2 million, $0.8 million, $0.2 million and $0.4 million have been recorded in other expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2015 and December 31, 2014, there were no liabilities for uncertain tax positions.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land	$219,775	$191,238
Buildings, net of accumulated depreciation of $97,525 and $75,116, respectively	1,178,956	1,042,086
Tenant improvements, net of accumulated depreciation of $25,525 and $20,943, respectively	23,439	22,619
Building and land improvements, net of accumulated depreciation of $16,973 and $9,730, respectively	69,893	54,233
Deferred leasing intangibles, net of accumulated amortization of $189,937 and $146,026, respectively	264,115	247,904
Total rental property, net	$1,756,178	$1,558,080

Acquisitions

The following table summarizes the acquisitions of the Company during the nine months ended September 30, 2015:

Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	$97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN(1)	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	$83,808
Macedonia, OH	201,519	1	12,192
Novi, MI	125,060	1	8,716
Grand Junction, CO	82,800	1	5,254
Tulsa, OK	175,000	1	13,000
Chattanooga, TN	646,200	3	21,160
Libertyville, IL(1)	287,102	2	11,121
Greer, SC	290,000	4	9,025
Piedmont, SC	400,000	3	12,000
Belvidere, IL	100,000	1	5,938
Conyers, GA	201,403	1	9,880
Three months ended September 30, 2015	2,509,084	18	$108,286
Nine months ended September 30, 2015	5,634,184	35	$289,177

(1)
The Company also acquired a vacant land parcel adjacent to each of the buildings acquired. Subject to receipt of any required governmental permits, these vacant parcels may be used for building expansion or otherwise sold as developable parcels.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2015 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired assets and liabilities (dollars in thousands)	Nine Months Ended September 30, 2015	Weighted Average Amortization Period (years) Intangibles
Land	$31,618	N/A
Buildings	172,858	N/A
Tenant improvements	5,449	N/A
Building and land improvements	12,799	N/A
Deferred leasing intangibles - In-place leases	40,011	5.9
Deferred leasing intangibles - Tenant relationships	21,736	8.2
Deferred leasing intangibles - Above market leases	7,159	8.5
Deferred leasing intangibles - Below market leases	(2,600)	5.4
Above market assumed debt adjustment	(418)	1.4
Other assets	565	N/A
Total purchase price	$289,177
Less: Mortgage notes assumed	(22,343)	N/A
Net assets acquired	$266,834

On January 22, 2015, the Company acquired a property located in Burlington, NJ for approximately $34.9 million. As consideration for the property acquired, the Company (i) granted 812,676 Other Common Units with a fair value of approximately $21.9 million, (ii) paid $1.2 million in cash, (iii) and assumed an $11.8 million mortgage note. The mortgage note was paid in full immediately subsequent to the acquisition. For a discussion of the method used to determine the fair value of the Other Common Units issued, see Note 7.

On June 25, 2015, the Company assumed a mortgage note of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC. On September 29, 2015, the Company assumed a mortgage note of approximately $5.7 million in connection with the acquisition of the property located in Conyers, GA. For a discussion of the method used to determine the fair value of the mortgage notes, see Note 4.

The table below sets forth the results of operations for the properties acquired during the three and nine months ended September 30, 2015, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition:

Results of operations (in thousands)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenue	$5,712	$9,783
Property acquisition costs	$882	$2,156
Net loss	$(288)	$(1,362)

The following tables set forth pro forma information for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.  The below pro forma information does not represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they predict the results of operations of future periods.  The pro forma information has not been adjusted for property sales.

	Nine months ended September 30, 2015
Pro Forma	(in thousands)(1)
Total revenue	$171,476
Net loss	$(8,511)	(2)
Net loss attributable to common stockholders	$(16,124)

	Nine months ended September 30, 2014
Pro Forma	(in thousands)(3)
Total revenue	$160,083
Net loss	$(6,544)	(2)
Net loss attributable to common stockholders	$(13,845)

(1)
The pro forma information for the nine months ended September 30, 2015 is presented as if the acquisition of the properties acquired during the nine months ended September 30, 2015 had occurred at January 1, 2014, the beginning of the reporting period prior to acquisition.

(2)
The net loss for the nine months ended September 30, 2015 excludes $2.2 million of property acquisition costs related to the acquisition of properties that closed during the nine months ended September 30, 2015, and the net loss for the nine months ended September 30, 2014 was adjusted to include these acquisition costs.  Net loss for the nine months ended September 30, 2014 excludes $3.3 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2014.

(3)
The pro forma information for the nine months ended September 30, 2014 is presented as if the acquisition of the properties acquired during the nine months ended September 30, 2015 and the properties acquired during the nine months ended September 30, 2014 had occurred at January 1, 2014 and January 1, 2013, respectively, the beginning of the reporting period prior to acquisition.

Dispositions

The following tables summarize the dispositions made by the Company during the nine months ended September 30, 2015 (in millions, except for square feet and building count). All of the dispositions were accounted for under the full accrual method.

Property Location	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
Hazelwood, MO	242,630	1	$4.4	$4.4	$4.3	$(0.1)
Round Rock, TX	79,180	1	3.1	5.2	4.9	1.8
Nine months ended September 30, 2015	321,810	2	$7.5	$9.6	$9.2	$1.7

Loss on Impairments

The Company recorded a loss on impairment for the three months ended June 30, 2015 related to a vacant building in Hazelwood, MO. The Company entered into a purchase and sale agreement to sell this property prior to June 30, 2015 to a third party market participant. The Company tested the property for impairment at December 31, 2014 and no impairment was noted. The Company updated the impairment calculation quarterly for changes in assumptions as necessary. The Company tested the property for impairment as of June 30, 2015 and it was determined that the carrying value of the asset group, based on the Company’s assessment of the various hold and sell scenarios, was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value of $4.4 million and the Company recorded an impairment loss of $2.6 million for the three months ended June 30, 2015. This loss was recorded in loss on impairments on the accompanying Consolidated Statements of Operations. The fair value of the property was based on unobservable inputs ("Level 3") and this was a non-recurring fair value measurement. This property was sold during the three months ended September 30, 2015.

The Company recorded a loss on impairment for the three months ended September 30, 2015 related to the property located in Canton, OH. The Company entered into a letter of intent to sell this property prior to September 30, 2015 to a third party market participant. The Company tested the property for impairment as of September 30, 2015 and it was determined that the carrying value of the asset group, based on the Company’s assessment of the various hold and sell scenarios, was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value of $1.6 million and the Company recorded an impairment loss of $2.9 million based on a discounted cash flow analysis. This loss was recorded in loss on impairments on the accompanying Consolidated Statements of Operations. The fair value of the property is based on Level 3 inputs and this is a non-recurring fair value measurement. The fair value was calculated using the following key Level 3 inputs: discount rate of 9.0% and exit capitalization rate of 12.0%. The letter of intent for the property included various contingencies, and was terminated subsequent to September 30, 2015.

The Company recorded a loss on impairment for the three months ended September 30, 2015 related to the property located in Jefferson, NC. The Company entered into a purchase and sale agreement to sell this property prior to September 30, 2015 to a third party market participant. The Company tested the property for impairment as of September 30, 2015 and it was determined that the carrying value of the asset group, based on the Company’s assessment of the various hold and sell scenarios, was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value of $1.0 million based on pricing from market transactions for comparable properties and the Company recorded an impairment loss of $1.4 million. This loss was recorded in loss on impairments on the accompanying Consolidated Statements of Operations. The fair value of the property is based on Level 3 inputs and this is a non-recurring fair value measurement. Since the purchase and sale agreement for the property includes various contingencies, the Company can make no assurance that it will sell the property or, if it does, what the timing of the sale will be.

The Company recorded a loss on impairment for the three months ended September 30, 2015 related to the property located in Milwaukee, WI. The Company entered into a letter of intent to sell this property prior to September 30, 2015 to a third party market participant. The Company tested the property for impairment as of September 30, 2015 and it was determined that the carrying value of the asset group, based on the Company’s assessment of the various hold and sell scenarios, was not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value of $3.9 million based on pricing from market transactions for comparable properties and the Company recorded an impairment loss of $1.4 million. This loss was recorded in loss on impairments on the accompanying Consolidated Statements of Operations. The fair value of the property is based on Level 3 inputs and this is a non-recurring fair value measurement. Since the letter of intent for the property includes various contingencies, the Company can make no assurance that it will sell the property or, if it does, what the timing of the sale will be.

Deferred Leasing Intangibles

The Company allocates the purchase price of business combinations of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles which includes in‑place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in‑place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The above and below market lease values are amortized into rental income over the remaining term plus the terms of bargain renewal options of the respective leases. The purchase price is further allocated to in‑place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in‑place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as increases or decreases to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases are accelerated into rental income and the in‑place lease value and tenant relationships are accelerated into depreciation or amortization expense over the shortened lease term.

The purchase price allocated to deferred leasing intangible assets are included in rental property on the accompanying Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in the deferred leasing intangibles on the accompanying Consolidated Balance Sheets under the liabilities section.

Deferred leasing intangibles on the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$68,569	$(31,360)	$37,209	63,830	$(25,381)	$38,449
Other intangible lease assets	385,483	(158,577)	226,906	$330,100	(120,645)	209,455
Total deferred leasing intangible assets	$454,052	$(189,937)	$264,115	$393,930	$(146,026)	$247,904

Below market leases	$19,109	$(8,397)	$10,712	$16,745	$(6,565)	$10,180
Total deferred leasing intangible liabilities	$19,109	$(8,397)	$10,712	$16,745	$(6,565)	$10,180

The following table sets forth the amortization expense and the net decrease to rental revenue for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2015 and September 30, 2014, respectively (in millions):

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization	2015	2014	2015	2014
Net decrease to rental revenue related to above and below market lease amortization	$2.0	$1.6	$6.3	$4.6
Amortization expense of other intangible lease assets	$15.3	$12.5	$44.3	$36.1

As of September 30, 2015, the amortization of deferred leasing intangibles over the next five years is as follows (in thousands):

	Amortization Expense of Other Intangible Lease Assets	Net Decrease to Rental Revenue of Above and Below Market Lease Amortization
Remainder of 2015	$15,416	$1,952
2016	$54,544	$5,986
2017	$44,670	$4,284
2018	$34,870	$3,004
2019	$25,055	$2,666

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Loan	Principal outstanding as of September 30, 2015		Principal outstanding as of December 31, 2014		Interest Rate(2)	Current Maturity	Pre-payment Terms(3)
Unsecured credit facility:
$450 Million Wells Fargo Unsecured Credit Facility(1)	$177,750		$131,000		L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	$177,750		$131,000

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	$150,000		$150,000		L + 1.65%	Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	—		—		L + 1.70%	Mar-21-2021	ii
$150 Million Wells Fargo Unsecured Term Loan C	—		—		L + 1.30%	Sep-29-2020	i
Total unsecured term loans	$150,000		$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	$50,000		$50,000		4.98%	Oct-1-2024	ii
$50 Million Series B Unsecured Notes	50,000		50,000		4.98%	Jul-1-2026	ii
$80 Million Series C Unsecured Notes	80,000		80,000		4.42%	Dec-30-2026	ii
$100 Million Series D Unsecured Notes	100,000		—		4.32%	Feb-20-2025	ii
$20 Million Series E Unsecured Notes	20,000		—		4.42%	Feb-20-2027	ii
Total unsecured notes	$300,000		$180,000

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	$3,285	(4)	$3,445	(4)	6.05%	Jun-1-2016	iii
Webster Bank, National Association	5,555		5,677		4.22%	Aug-4-2016	iii
National Life Insurance Company	4,817	(4)	—		5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Company	5,843	(4)	6,103	(4)	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,705	(4)	—		5.73%	May-05-2017	iii
Webster Bank, National Association	2,968		3,035		3.66%	May-29-2017	iii
Webster Bank, National Association	3,197		3,268		3.64%	May-31-2017	iii
Wells Fargo, National Association	4,131	(4)	4,182	(4)	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	57,396		58,050		6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	58,335		59,065		5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,464		16,647		5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	64,315		65,567		4.31%	Dec-1-2022	vii
Total mortgage notes	$232,011		$225,039
Total unamortized fair market value premiums	557	(5)	308	(5)
Total carrying value mortgage notes	$232,568		$225,347
Total / weighted average interest rate(6)	$860,318		$686,347		4.09%
____________________________________________________________________________

(1)	On September 29, 2015, the capacity of the unsecured credit facility was increased from $300.0 million to $450.0 million.

(2)
Current interest rates as of September 30, 2015. At September 30, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.19300% and 0.17125%, respectively.  The current interest rates presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable without penalty two months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date, however can be defeased; (vi) pre-payable without penalty six months prior to the maturity date; and (vii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016.

(4)	The principal outstanding does not include an unamortized fair market value premium.

(5)	Represents total unamortized fair market value premium for the mortgage notes referenced by Note (4) above.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of September 30, 2015 was $572.3 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's unencumbered assets.

On January 22, 2015, the Company assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was paid in full immediately subsequent to the acquisition.

On February 20, 2015, the Company issued $100 million of its 4.32% Series D 10-year unsecured notes and $20 million of its 4.42% Series E 12-year unsecured notes.

On June 25, 2015, the Company assumed a mortgage note with National Life Insurance Company of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC, which serves as collateral for the debt. The debt matures on August 10, 2016 and bears interest at 5.75% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future cash flows using the current rate of approximately 3.05% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a non-recurring fair value measurement.

On September 29, 2015, the Company assumed a mortgage note with Principal Life Insurance Company of approximately $5.7 million in connection with the acquisition of the property located in Conyers, GA, which serves as collateral for the debt. The debt matures on May 5, 2017 and bears interest at 5.73% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.3 million was recorded. The fair value of debt was determined by discounting the future cash flows using the current rate of approximately 2.64% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a non-recurring fair value measurement.

On September 29, 2015, the Company entered into an amendment to the unsecured credit facility to increase the capacity thereunder to $450.0 million. Additionally, the accordion feature that allows the Company to request an increase in the aggregate commitments subject to satisfaction of conditions and lender consent was increased, such that if the accordion was exercised in full, total capacity would be $800.0 million. The material terms of the agreement, including the financial covenants, are unchanged. The Company incurred $1.0 million in deferred financing fees, which will be amortized over the remaining term of the unsecured credit facility.

On September 29, 2015, the Company closed a $150.0 million unsecured term loan with Wells Fargo, N.A. ("Wells Fargo Unsecured Term Loan C") with the following terms:

Applicable Terms	Wells Fargo Unsecured Term Loan C
Maturity Date:	Sep-29-2020
Eurodollar Rate(1):	L + 130.0 bps - 190.0 bps
Base Rate(1):	Base rate + 30.0 bps - 90.0 bps
Terminated Commitments Fees(2):	50.0 bps
Unused Fees(3):	17.5 bps
Annual Fee:	$50,000

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio, as defined in the loan agreement.

(2)	The Company has until September 29, 2016 to draw the full $150.0 million.

(3)	The unused fees will begin to accrue on November 29, 2015 and are due and payable monthly until the earlier of all commitments having been drawn or September 29, 2016.

The Wells Fargo Unsecured Term Loan C has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The Company incurred $1.0 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan C, which will be amortized over its five year term. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Wells Fargo Unsecured Term Loan C. The agreement also contains financial covenants substantially similar to the financial covenants in the unsecured credit facility.

Deferred financing fees, net of accumulated amortization were $9.7 million and $7.8 million as of September 30, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. During the three and nine months ended September 30, 2015 and September 30, 2014, amortization of deferred financing fees included in interest expense was $0.4 million, $1.1 million, $0.4 million and $1.1 million, respectively.

Financial Covenant Considerations

The Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. The Company was in compliance with all financial covenants as of September 30, 2015 and December 31, 2014.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from 1.34% to 4.39% and 1.32% to 4.27% at September 30, 2015 and December 31, 2014, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$177,750	$177,750	$131,000	$131,000
Unsecured term loans	150,000	150,000	150,000	150,000
Unsecured notes	300,000	306,005	180,000	187,587
Mortgage notes	232,011	241,592	225,039	237,602
Total principal amount	$859,761	$875,347	$686,039	$706,189
Total unamortized fair market value premium	557		308
Total carrying value	$860,318		$686,347

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

The following table details the Company’s outstanding interest rate swaps as of September 30, 2015 (in thousands):

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Current Notional Amount		Fair Value	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$(32)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	25,000		$(58)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$(46)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	25,000		$(217)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(1,175)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(611)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(929)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	25,000		$(527)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	25,000		$(507)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	25,000		$(535)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	—	(1)	$(1,641)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	—	(1)	$(82)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	—	(1)	$(230)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	—	(1)	$(238)	2.5300%	One-month L	Mar-31-2022
Total			$300,000
____________________________________________________________________________

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding. The total notional amount of these interest rate swaps is $225.0 million.

Subsequent to September 30, 2015, on October 14, 2015, the Company entered into five interest rate swap agreements for a total notional amount of $150.0 million to hedge the risk of changes in the interest related cash flows associated with the Wells Fargo Unsecured Term Loan C. The swaps were designated as cash flow hedges.

The fair value of the interest rate swaps outstanding as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

Balance Sheet Line Item	Current Notional Amount September 30, 2015(1)	Fair Value September 30, 2015	Current Notional Amount December 31, 2014	Fair Value December 31, 2014
Interest rate swaps-Asset	$—	$—	$125,000	$959
Interest rate swaps-Liability	$300,000	$(6,956)	$100,000	$(873)
____________________________________________________________________________

(1)	Four of the interest rate swaps have no current notional amount outstanding.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.  The Company uses interest rate swaps to fix the rate of its long term variable rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three and nine months ended September 30, 2015 and September 30, 2014, the Company recorded a loss of $0.1 million, $0, $0 and $0, respectively, of hedge ineffectiveness in interest expense due to short-term, partial mismatches in notional amounts. The loss on ineffectiveness recorded for the three months ended September 30, 2015 is the reversal of a gain on ineffectiveness recognized during the three months ended June 30, 2015. The Company estimates that an additional $3.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2015 and September 30, 2014, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amount of (gain)/loss recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$8,564	$(656)	$9,540	$3,825
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$928	$644	$2,521	$1,866
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$92	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2015, the fair values of all of the Company’s 18 interest rate swaps were in a liability position of $7.2 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net liability position was $0.2 million as of September 30, 2015. Accrued interest expense for all interest rate swaps was $0.3 million as of September 30, 2015.  As of September 30, 2015, the Company had not posted any collateral related to these agreements.  If the Company had breached any of its provisions at September 30, 2015, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position at their termination value of $7.5 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements as of September 30, 2015 Using(1)
Balance Sheet Line Item	Fair Value September 30, 2015	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(6,956)	$—	$(6,956)	$—
____________________________________________________________________________

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

		Fair Value Measurements as of December 31, 2014 Using(1)
Balance Sheet Line Item	Fair Value December 31, 2014	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$959	$—	$959	$—
Interest rate swaps-Liability	$(873)	$—	$(873)	$—
____________________________________________________________________________

(1)	Level 1 defined as quoted prices in active markets for identical assets. Level 2 defined as significant other observable inputs. Level 3 defined as unobservable inputs.

6. Stockholders’ Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share.

The table below sets forth the Company’s two outstanding preferred stock issuances as of September 30, 2015:

	Issuance Date	Number of Shares	Price and Liquidation Value per share	Interest rate
Series A Cumulative Redeemable Preferred Stock (1)	November 2, 2011	2,760,000	$25.00	9.000%
Series B Cumulative Redeemable Preferred Stock (2)	April 16, 2013	2,800,000	$25.00	6.625%
____________________________________________________________________________

(1)	Herein defined as the “Series A Preferred Stock”

(2)	Herein defined as the “Series B Preferred Stock”

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

The table below sets forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the nine months ended September 30, 2015 and the year ended December 31, 2014:

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
September 30	July 21, 2015	$0.5625	$0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$1.6875	$1.2421875

Quarter Ended 2014	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total		$2.2500	$1.6562500

On October 22, 2015, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending December 31, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Common Stock

The Company utilizes its at-the-market (“ATM”) program as its primary source of equity capital.  As a supplement to the ATM activity, the Company has executed discrete marketed overnight common stock offerings.  The Company will continue to rely on the ATM in the future as its primary source of equity.

The following sets forth the Company’s ATM common stock offering program as of September 30, 2015, from which it may from time to time sell its common stock through sales agents:

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of September 30, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

The table below sets forth the activity for the ATM common stock offering programs during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively (in millions, except share data):

	Nine months ended September 30, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	2,661,403	$21.63	$57.6	$0.9	$56.7
2014 $150 million ATM	795,000	$21.79	17.3	0.2	17.1
Total/weighted average	3,456,403	$21.67	$74.9	$1.1	$73.8

	Year ended December 31, 2014
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35.0	$0.5	$34.5
2014 $150 million ATM	5,760,651	$23.03	132.7	2.0	130.7
2012 $75 million ATM	661,930	$22.47	14.9	0.2	14.7
Total/weighted average	8,081,376	$22.60	$182.6	$2.7	$179.9

Dividends

The table below sets forth the dividends attributable to the common stock during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively:

Month Ended 2015	Declaration Date	Per Share	Payment Date
September 30	May 4, 2015	$0.1150	October 15, 2015
August 31	May 4, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$1.0200

Month Ended 2014	Declaration Date	Per Share	Payment Date
December 31	July 29, 2014	$0.110	January 15, 2015
November 30	July 29, 2014	0.110	December 15, 2014
October 31	July 29, 2014	0.110	November 17, 2014
September 30	May 5, 2014	0.110	October 15, 2014
August 31	May 5, 2014	0.110	September 15, 2014
July 31	May 5, 2014	0.110	August 15, 2014
June 30	February 21, 2014	0.105	July 15, 2014
May 31	February 21, 2014	0.105	June 16, 2014
April 30	February 21, 2014	0.105	May 15, 2014
March 31	December 18, 2013	0.105	April 15, 2014
February 28	December 18, 2013	0.105	March 17, 2014
January 31	December 18, 2013	0.105	February 17, 2014
Total		$1.2900

On July 21, 2015, the Company’s board of directors declared the common stock dividend for the months ending October 31, 2015, November 30, 2015 and December 31, 2015 at a monthly rate of $0.1150 per share of common stock. On October 22, 2015, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2016, February 29, 2016 and March 31, 2016 at a monthly rate of $0.115833 per share of common stock.

Board of Director’s Compensation

The Company’s independent directors are paid annual fees of $50,000 each for serving as members of the Company’s board of directors, plus certain lead director or chair fees. Lead director fees and chair fees range from $7,500 to $15,000. As discussed in Note 7, the independent directors also received an annual LTIP unit grants of $65,000 each on January 12, 2015. All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or serving on various committees during 2015 and 2014. The shares of common stock are issued to the independent directors pursuant to the 2011 Plan.  The number of shares of common stock granted is calculated based on the trailing 10-day average common stock price ending on the third business day preceding the grant date. The fair value of the shares of the common stock granted is calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during the nine months ended September 30, 2015 and the year ended December 31, 2014:

Service During Quarter Ended 2015	Grant Date	Shares	Fair Value
September 30	October 15, 2015	4,593	$89,000
June 30	July 15, 2015	4,248	$89,000
March 31	April 15, 2015	3,731	84,000
Total		12,572	$262,000

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
December 31	January 15, 2015	3,298	$87,000
September 30	October 15, 2014	3,958	88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total		14,200	$341,000

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

	Shares
Unvested at December 31, 2013	214,389
Granted	103,149	(1)
Vested	(51,885)
Forfeited	(1,737)
Unvested at December 31, 2014	263,916
Granted	94,290	(2)
Vested	(72,185)
Forfeited	(10,534)
Unvested at September 30, 2015	275,487
____________________________________________________________________________

(1)	The grant date fair value per share was $20.13.

(2)	The grant date fair value per share was $26.17.

The unrecognized compensation expense associated with the Company’s restricted common stock at September 30, 2015 was $4.2 million.

The following table summarizes the fair value at vesting date for the restricted common stock vested during the period (in millions, except share data):

	For the		For the
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Vested shares of restricted common stock	—	—	72,185	51,885
Fair value of vested restricted common stock	$—	$—	$1.8	$1.1

7. Noncontrolling Interest

The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Noncontrolling interest in the Company consists of LTIP units and Other Common Units in the Operating Partnership that are not owned by the Company.  The table below summarizes the activity for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2013	599,464	6,299,186	6,898,650	13.35%
Issuance/grant	719,572	—	719,572	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(12,000)	12,000	—	N/A
Redemptions from Other Common Units to common stock	—	(5,105,584)	(5,105,584)	N/A
Redemption of Other Common Units for cash	—	(80,789)	(80,789)	N/A
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.64%
Issuance/grant	323,069	812,676	1,135,745	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at September 30, 2015	1,610,105	1,864,265	3,474,370	4.86%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units.  LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP units granted on January 12, 2015 to certain executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over three years. LTIP units granted on January 12, 2015 to independent directors, subject to the recipient’s continued service, will vest on the one year anniversary date of the grant. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the members’ capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.

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

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for nine months ended September 30, 2015.

	Assumptions
Grant date	May 4, 2015	January 12, 2015
Expected term	10 years	10 years
Expected volatility	20.0%	20.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	0.6590%	0.6159%
Fair value of LTIP units at issuance (in millions)	$2.0	$5.4
LTIP units at issuance	100,000	223,069
Fair value unit price per LTIP unit at issuance	$20.38	$24.43

The following table summarizes activity related to the Company’s unvested LTIP units:

	LTIP Units
Unvested at December 31, 2013	368,760
Granted/Issued	719,572	(1)
Vested	(639,445)	(1)
Forfeited	—
Unvested at December 31, 2014	448,887
Granted	323,069
Vested	(188,789)
Forfeited	—
Unvested at September 30, 2015	583,167	(2)
____________________________________________________________________________

(1)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the 2011 Outperformance Program.

(2)	The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2015 was $10.9 million.

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in millions, except unit data):

	For the		For the
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Vested LTIP units	48,257	436,583	188,789	545,311
Fair value of vested LTIP units	$0.9	$9.2	$4.0	$11.8

Other Common Units

Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current market value of one share of the Company's common stock, or, at the Company's election, shares of common stock on a one-for-one basis. The market value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date. Each Other Common Unit receives the same monthly distribution as a share of common stock.

As partial consideration for a property acquired on January 22, 2015, the Company granted 812,676 Other Common Units with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. The number of Other Common Units granted was calculated based on the trailing 10-day average common stock closing price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Other Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Other Common Units granted. The issuance of the Other Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Other Common Units.

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

Each participant’s award under the 2015 OPP is designated as a specified percentage of the aggregate outperformance pool. If the threshold percentage and return hurdle were achieved at the end of the measurement period, the outperformance pool will be calculated and then allocated to the award recipients. The 2015 OPP provides that awards will be paid in the form of fully vested shares of the Company’s common stock, or, at the Company's election and with the award recipient’s consent, other securities or cash.

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

Equity Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the amortization of restricted stock, LTIP units, the 2015 OPP, the 2011 Outperformance Program that concluded on September 19, 2014, and the Company’s board of directors’ compensation:

	For the		For the
	Three months ended September 30,		Nine months ended September 30,
Equity compensation expense (in millions)	2015	2014	2015	2014
Restricted stock	$0.5	$0.3	$1.4	$0.9
LTIP units	1.2	0.6	3.6	3.8	(1)
Outperformance programs	0.1	0.1	0.4	0.5	(2)
Board of directors compensation (3)	0.1	0.1	0.3	0.3
Total equity compensation expense	$1.9	$1.1	$5.7	$5.5
____________________________________________________________________________

(1)	Inclusive of $2.0 million of non-cash compensation during the nine months ended September 30, 2014 associated with the accounting for a consulting agreement with a former executive officer.

(2)	Inclusive of $0.2 million of non-cash compensation during the nine months ended September 30, 2014 associated with the accounting for a consulting agreement with a former executive officer.

(3)	All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2015 and September 30, 2014.

9. Earnings Per Share

The Company uses the two‑class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs. During the three and nine months ended September 30, 2015 and September 30, 2014, there were 275,663, 284,020, 264,438 and 270,530, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and September 30, 2014, respectively (in thousands, except share data).

Three months ended September 30, 2015
Numerator
Net loss	$(4,680)
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	95
Less: loss attributable to noncontrolling interest after preferred stock dividends	(359)
Loss attributable to common stockholders	$(7,128)
Denominator
Weighted average common shares outstanding—basic and diluted	67,799,700
Loss per share—basic and diluted	$(0.11)

Nine months ended September 30, 2015
Numerator
Net loss	$(11,335)
Less: preferred stock dividends	8,136
Less: amount allocated to unvested restricted stockholders	291
Less: loss attributable to noncontrolling interest after preferred stock dividends	(951)
Loss from continuing operations attributable to common stockholders	$(18,811)
Denominator
Weighted average common shares outstanding—basic and diluted	65,803,304
Loss per share—basic and diluted	$(0.29)

Three months ended September 30, 2014
Numerator
Net income	$251
Less: preferred stock dividends	2,712
Less: amount allocated to unvested restricted stockholders	87
Less: loss attributable to noncontrolling interest after preferred stock dividends	(90)
Loss from continuing operations attributable to common stockholders	$(2,458)
Denominator
Weighted average common shares outstanding—basic and diluted	55,354,125
Loss per share—basic and diluted	$(0.04)

Nine months ended September 30, 2014
Numerator
Net loss	$(2,395)
Less: preferred stock dividends	8,136
Less: amount allocated to unvested restricted stockholders	258
Less: loss attributable to noncontrolling interest after preferred stock dividends	(784)
Loss from continuing operations attributable to common stockholders	$(10,005)
Denominator
Weighted average common shares outstanding—basic and diluted	51,157,219
Loss per share—basic and diluted	$(0.20)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC.  At September 30, 2015 and December 31, 2014, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5% and exit capitalization rate of 9.8%.

11. Concentrations of Credit Risk

Concentrations of credit risk relevant to the Company may arise when a number of financing arrangements, including revolving credit facilities or derivatives, are entered into with the same lenders or counterparties, and have similar economic features that would cause their inability to meet contractual obligations. Concentration of credit risk may also arise when a number of tenants are engaged in similar business activities, are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected.

The Company mitigates the concentration of credit risk as it relates to financing arrangements by entering into loan syndications with multiple, reputable financial institutions and diversifying its debt counterparties. The Company also reduces exposure by diversifying its derivatives across multiple counterparties who meet established credit and capital guidelines.

Concentrations of credit risk relevant to the Company may arise when the Company enters into leases with multiple tenants concentrated in the same industry, or into a significant lease or multiple leases with a single tenant. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No single tenant accounted for more than approximately 2.7% of annualized base rental revenue, defined as the contractual monthly base rent as of September 30, 2015 multiplied by 12. If a tenant is in a free rent period as of September 30, 2015, the annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12. The Company has tenants concentrated in various industries that may experience adverse effects from certain economic conditions and the Company could be adversely affected if such tenants default on their leases. The Company has tenants concentrated in three industries, Air Freight & Logistics, Automotive, and Industrial Equipment, Component & Metals. There is no tenant industry in the Company’s portfolio that is greater than approximately 11.8% of annualized base rental revenue as of September 30, 2015.

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

Other than the Company entering into five new interest rate swaps (see Note 5), no significant non-recognized subsequent events were noted.

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

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of equity market turmoil and continued asset appreciation. While it is not a certainty, many market participants believe that interest rates are likely to rise in the near to medium term.  If interest rates rise as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes.  This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and that many of our are competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

Other notable recent developments are the strength of the U.S. dollar versus competing currencies including the euro and yen, the Greek debt crisis, falling oil prices, and the slowdown in the Chinese economy.  A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively which support U.S. subsidiaries and operate U.S. industrial properties.  In Greece, the country’s early summer acceptance of budget cuts, tax increases, and other economy policy changes in exchange for billions of dollars of aid from the International Monetary Fund and European Central Bank has tempered concerns about the impact of Greece financial troubles on the global financial system. We note U.S. exports to Greece are a very small percentage of total U.S. export volume and Greece’s percentage of Eurozone’s total gross domestic product (“GDP”) is insignificant.  Oil price declines have put significant pressure on oil and gas exploration and production companies while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In China, a slowing growth rate is decreasing demand for commodities and creating some uncertainty in the U.S. stock market. We believe our direct exposure to tenants in the oil and gas industry and Chinese economy is limited. We will continue to monitor these trends for short-term and long-term impacts to our business.

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

Economic Indicators(1)	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014
GDP Growth Rate (2)	N/A	3.9%	0.6%	2.1%	4.3%

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Unemployment Rate	5.1%	5.3%	5.5%	5.6%	5.9%
Change in Non-Farm Employment (in thousands)	142.0	245.0	119.0	329.0	250.0
Consumer Confidence Index	103.0	99.8	101.4	93.1	89.0
Purchasing Managers Index (ISM)(3)	50.2%	53.5%	51.5%	55.1%	56.1%
10-year Treasury Yield	2.06%	2.35%	1.94%	2.17%	2.52%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	18,500	17,400	17,500	17,200	16,800
Manufacturing New Orders: Durable Goods (in thousands)(2)	N/A	236,611	236,671	226,739	238,191
____________________________________________________________________________

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

Currently, the positive non-farm payrolls, strong consumer confidence, an expansionary ISM index level, solid U.S. total vehicle sales, and low interest rates are positive fundamental signs for industrial demand. An expanding job count, ongoing drop in unemployment rate, and increasing consumer confidence suggest consumers will be spending more money in the foreseeable future.  We expect this to lead to an increase in industrial activity and more demand for industrial space.

We believe the recovery of the U.S. economy and specifically the improving dynamic for U.S. industrial production is expected to continue to increase demand for industrial space in the United States. Several trends and other factors contribute to the expected demand increase, including:

•
an increasing attractiveness of the U.S. as a manufacturing location because of the size of the consumer market, an increase in overseas labor costs, domestic energy price advantages, superior domestic infrastructure, and the overall cost of supplying and shipping goods;

•	a trend in domestic manufacturing driven by recent overseas supply chain disruptions (Los Angeles port strike and the Fukushima nuclear disaster) to shorten and fatten supply chains; and

•	the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space.

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

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2015, our buildings were approximately 95.7% leased and our lease rates as defined by accounting principles generally accepted in the Unites States of America (“GAAP”) on new and renewal leases together grew 5.2% and 6.2% during the three and nine months ended September 30, 2015, respectively. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, regional, and local economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

During the three months ended September 30, 2015, we executed 21 leases totaling 1,660,776 square feet comprised of 357,028 square feet of new and expansion leases, 1,215,848 square feet of renewal leases, and 87,900 square feet of temporary leases.  During the nine months ended September 30, 2015, we executed 45 leases totaling 4,306,849 square feet comprised of 909,523 square feet of new and expansion leases, 2,698,526 square feet of renewal leases, and 698,800 square feet of temporary leases.  The following table provides a summary of leases executed for the three and nine months ended September 30, 2015.  The table does not include month to month leases or leases with initial terms less than 12 months.

	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot (1)	Cash Basis Rent Growth (2)	GAAP Basis Rent Growth (2)(3)	Weighted Average Lease Term (4)
Three months ended September 30, 2015
New Leases	357,028	$3.51	$3.43	$2.50	7.8%	6.0%	4.1
Renewal Leases	1,215,848	$4.08	$4.16	$0.58	0.7%	5.1%	3.3
Total / weighted average	1,572,876	$3.95	$3.99	$1.01	1.6%	5.2%	3.5
Temporary Leases	87,900
Total Leasing Activity	1,660,776
Nine Months Ended September 30, 2015
New Leases	909,523	$4.16	$2.80	$2.09	20.3%	19.7%	5.9
Renewal Leases	2,698,526	$4.05	$4.20	$0.60	(1.1)%	4.2%	4.0
Total / weighted average	3,608,049	$4.08	$4.19	$0.98	1.7%	6.2%	4.5
Temporary Leases	698,800
Total Leasing Activity	4,306,849
____________________________________________________________________________

(1)
Turnover costs are comprised of the costs for improvements of vacant and renewal spaces, as well as the commissions for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
Excludes 141,134 square feet and 414,334 square feet of new leases, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the three and nine months ended September 30, 2015, respectively.

(3)	GAAP basis rent growth is a ratio of the change in base rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.

(4)	The lease term is expressed in years. Assumes no exercise of lease renewal or termination options, if any.

Certain leases contain rental concessions. Any such rental concessions are accounted for on a straight-line basis over the term of the lease. The following table provides a summary of leases with rental concessions executed for the three and nine months ended September 30, 2015. The table does not include month to month leases or leases with initial terms less than 12 months.

	Square Feet	Rental Concessions(1)	Weighted Average Lease Term (years)
Three months ended September 30, 2015
New Leases	340,033	$340,423	4.1
Renewal Leases	—	—	—
Total/weighted average	340,033	$340,423	4.1
Nine months ended September 30, 2015
New Leases	742,528	$705,927	4.6
Renewal Leases	300,000	169,610	7.2
Total/weighted average	1,042,528	$875,537	5.4

(1)	Represents the total concession for the entire lease term.

Of the 2.1 million square feet of leases that expired during the three months ended September 30, 2015, we have renewed 1.9 million square feet of leases, resulting in a 90.4% retention rate. Of the 4.1 million square feet of leases that expired during the nine months ended September 30, 2015, we have renewed 3.0 million square feet of leases, resulting in a 73.8% tenant retention rate. For more detail on tenant retention, see “Tenant Retention” below.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 9.6% of our annualized base rental revenue will expire during the period from October 1, 2015 to September 30, 2016, excluding month to month leases. As used herein, “annualized base rental revenue” refers to the contractual monthly base rent as of September 30, 2015 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2015, the annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.  We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases, thereby resulting in lower revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of September 30, 2015, plus available space, for each of the ten calendar years beginning with 2015 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet(1)	% of Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue	Average Annualized Base Rental Revenue per Expiring Square Foot
Available	—	2,260,983	—	—	—	—
Month-to-month leases	6	444,195	0.9%	$1,831	0.9%	$4.12
2015	5	875,913	1.8%	3,553	1.8%	$4.06
2016	43	5,504,500	11.0%	23,162	11.6%	$4.21
2017	50	7,209,749	14.5%	29,143	14.6%	$4.04
2018	54	9,340,288	18.7%	35,522	17.8%	$3.80
2019	39	7,119,053	14.3%	27,587	13.9%	$3.88
2020	28	5,164,829	10.3%	20,662	10.4%	$4.00
2021	26	4,493,387	9.0%	19,026	9.6%	$4.23
2022	16	2,251,264	4.5%	9,051	4.5%	$4.02
2023	9	2,180,666	4.4%	8,101	4.1%	$3.72
2024	7	1,423,071	2.8%	5,665	2.8%	$3.98
Thereafter	21	3,873,395	7.8%	15,858	8.0%	$4.09
Total/weighted average	304	52,141,293	100.0%	$199,161	100.0%	$3.99

(1)
During the three months ended June 30, 2015, we evaluated the rentable square feet in our portfolio, and determined that, in management's opinion, approximately 219,000 square feet is not considered leasable to a third party tenant and therefore is no longer included in rentable square feet.

On December 17, 2014, Bank of America, N.A. signed a lease amendment that renewed 90,051 square feet and terminated 228,928 square feet of their premises effective November 30, 2015.  Pursuant to the lease amendment, on or before October 31, 2015, Bank of America, N.A. will pay a termination fee in the amount of $2.1 million. The termination fee was paid in full on September 23, 2015. This termination fee along with the reimbursement of certain miscellaneous costs per the lease amendment was being recorded on a straight-line basis from December 17, 2014 through the relinquishment of the space on November 30, 2015. On May 18, 2015, Bank of America, N.A. entered into a second lease amendment that accelerated the termination of 35,296 square feet to April 30, 2015, in order for a new tenant to lease the space. The termination fee associated with the 35,295 square feet was recognized through the shortened lease life of April 30, 2015. The remaining termination fee continues to be recorded on a straight-line basis through November 30, 2015.

As of September 30, 2015, for the period October 1, 2015 to September 30, 2016, the Bank of America, N.A. lease discussed above is the only one of our top ten leases, based on annualized base rental revenue, that will be expiring.

Portfolio Summary

The characteristics of the properties within our portfolio as of September 30, 2015 and December 31, 2014 are shown in the table below:

Portfolio characteristics	September 30, 2015	December 31, 2014
Number of Buildings	281	248
Square Feet	52,141,293	47,024,076
Average Building Size (square feet)	185,556	189,613
Average Building Age (years)	28	29
Average Minimum and Maximum Clear Height (feet) (1)	26-29	26-29
Number of Tenants	256	227
Number of Leases	304	261
Average Lease Size (square feet)	164,080	170,890

(1)	Excludes flex/office buildings

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of September 30, 2015:

Building Type	Number of Buildings	Square Feet	Occupancy (1)	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Warehouse/Distribution	210	45,429,632	95.7%	$168,983	84.8%
Light Manufacturing	50	5,562,993	98.6%	20,672	10.4%
Flex/Office	21	1,148,668	78.4%	9,506	4.8%
Total/weighted average	281	52,141,293	95.7%	199,161	100.0%

(1)
Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

As of September 30, 2015, based upon our tenants’ most recently available public filings and our tenants’ own internally prepared financial data, our tenants or their parents (including parents not guaranteeing any tenant lease obligations) had the following characteristics based on annualized base rent:

Credit	September 30, 2015
Tenants Publicly Rated	55.8%
Tenants Rated Investment Grade	26.6%
Tenant Revenue > $100 Million	88.6%
Tenant Revenue > $1 Billion	60.6%

Portfolio Growth

The following tables summarize the acquisitions and dispositions during the nine months ended September 30, 2015:

Acquisitions
Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ(1)	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	$97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN(1)	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	$83,808
Macedonia, OH	201,519	1	12,192
Novi, MI	125,060	1	8,716
Grand Junction, CO	82,800	1	5,254
Tulsa, OK	175,000	1	13,000
Chattanooga, TN	646,200	3	21,160
Libertyville, IL(1)	287,102	2	11,121
Greer, SC	290,000	4	9,025
Piedmont, SC	400,000	3	12,000
Belvidere, IL	100,000	1	5,938
Conyers, GA	201,403	1	9,880
Three months ended September 30, 2015	2,509,084	18	$108,286
Nine months ended September 30, 2015	5,634,184	35	$289,177

(1)
We also acquired a vacant land parcel adjacent to each of the buildings acquired. Subject to receipt of any required governmental permits, these vacant parcels may be used for building expansion or otherwise sold as developable parcels.

Dispositions
Property Location	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
Hazelwood, MO	242,630	1	$4.4	$4.4	$4.3	$(0.1)
Round Rock, TX	79,180	1	3.1	5.2	4.9	1.8
Nine months ended September 30, 2015	321,810	2	$7.5	$9.6	$9.2	$1.7

During the three months ended September 30, 2015, the weighted estimated average capitalization rate for properties acquired was 8.2%. The weighted estimated average capitalization rate was calculated by dividing (i) our estimate of year one stabilized net cash flow from operations, which does not include termination income, miscellaneous other income, credit loss, vacancy loss, or rental concessions, by (ii) the acquisition price, as defined by GAAP. These capitalization rate estimates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Geographic Diversification

The following table sets forth information relating to geographic diversification by region in our portfolio based on total annualized base rental revenue as of September 30, 2015:

Region	Total Number of States	Total Number of Buildings	Region Occupancy	% of Total Leased Square Feet	% of Total Annualized Base Rental Revenue
Midwest	10	115	93.8%	38.4%	38.2%
East	13	102	96.8%	36.3%	36.9%
South	8	52	97.4%	21.2%	19.4%
West	6	12	93.6%	4.1%	5.5%
Total/weighted average	37	281	95.7%	100.0%	100.0%

The following map indicates the states (shaded blue) in which we own properties as of September 30, 2015:

WA
MT
ND
ME
VT
OR
ID
SD
MN
WI
MI
NY
NH
MA
RI
WY
CT
IA
PA
NE
NJ
NV
UT
IL
IN
OH
DE
MD
CO
WV
DC
CA
KS
MO
VA
KY
NC
TN
AZ
OK
AR
SC
NM
MS
AL
GA
TX
LA
FL

Building by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets.

As of September 30, 2015, our investments in primary, secondary, and tertiary markets are as follows:

		Square Footage			Annualized Base Rental Revenue
Market Type(1)	Number of Buildings	Amount	%	Occupancy	(in thousands)%
Primary	54	10,564,464	20.3%	99.7%	$41,692	20.9%
Secondary	171	33,806,950	64.8%	94.6%	129,526	65.1%
Tertiary	56	7,769,879	14.9%	94.7%	27,943	14.0%
Total/weighted average	281	52,141,293	100.0%	95.7%	$199,161	100.0%

(1)
We define primary markets as the 29 largest industrial metropolitan areas, which each have approximately 200 million or more in net rentable square footage.  We define secondary industrial markets as markets with net rentable square footage ranging from 25 million to 200 million.  We define tertiary markets as markets with less than 25 million square feet of net rentable square footage.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on total annualized base rental revenue as of September 30, 2015:

Industry	Total Number of Leases	Total Leased Square Feet	% of Total Leased Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	38	6,057,788	12.2%	$23,495	11.8%
Automotive	39	5,736,025	11.5%	23,423	11.8%
Industrial Equipment, Component & Metals	39	5,428,365	10.9%	22,491	11.3%
Food & Beverages	24	4,780,761	9.6%	18,508	9.3%
Containers & Packaging	20	4,894,452	9.8%	18,179	9.1%
Retail	13	3,240,980	6.5%	11,139	5.6%
Personal Products	10	2,601,482	5.2%	10,889	5.5%
Household Durables	11	2,882,427	5.8%	10,160	5.1%
Office Supplies	11	2,514,973	5.1%	9,621	4.8%
Business Services	15	1,867,622	3.7%	9,091	4.5%
Healthcare	16	1,892,145	3.8%	8,945	4.5%
Building Materials	17	2,105,844	4.2%	8,168	4.1%
Aerospace & Defense	10	1,181,540	2.4%	5,038	2.5%
Technology	9	1,050,715	2.1%	3,994	2.0%
Finance	3	396,602	0.8%	3,500	1.8%
Non-Profit/Government	6	196,413	0.4%	1,919	1.0%
Media & Entertainment	4	711,061	1.4%	1,792	0.9%
Education	4	466,653	0.9%	1,694	0.8%
Recreational Goods	4	306,387	0.6%	1,402	0.7%
Other	11	1,568,075	3.1%	5,713	2.9%
Total	304	49,880,310	100.0%	$199,161	100.0%

Top Tenants

Our portfolio has a stable and diversified tenant base. As of September 30, 2015, our properties were approximately 95.7% leased to 256 tenants in a variety of industries, with no single tenant accounting for more than approximately 2.7% and no single industry accounting for more than approximately 11.8% of our total annualized base rental revenue. In addition, as of September 30, 2015 our ten largest tenants account for approximately 15.9% of our annualized based rental revenue. We intend to continue to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry.

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2015:

Top Ten Tenants	Number of Leases	Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
XPO Logistics Supply Chain Inc.	4	1,157,684	$5,298	2.7%
Deckers Outdoor Corporation	2	723,106	3,948	2.0%
Solo Cup Company	1	1,035,249	3,810	1.9%
Exel Logistics	4	1,094,694	3,704	1.9%
International Paper Company	2	573,323	3,079	1.5%
Generation Brands, LLC	1	503,490	2,634	1.3%
American Tire Distributors Inc.	4	457,980	2,351	1.2%
Perrigo Holland	2	669,000	2,336	1.2%
Spencer Gifts, LLC	1	491,025	2,252	1.1%
Bank of America, N.A.	1	283,684	2,192	1.1%
Total	22	6,989,235	$31,604	15.9%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of September 30, 2015:

Top Ten Leases	Leased Square Feet	% of Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Solo Cup Company	1,035,249	2.1%	$3,810	1.9%
XPO Logistics Supply Chain Inc.	528,997	1.1%	2,777	1.4%
Generation Brands, LLC	503,490	1.0%	2,634	1.3%
International Paper Company	465,323	0.9%	2,517	1.3%
Deckers Outdoor Corporation	423,106	0.8%	2,310	1.2%
Spencer Gifts, LLC	491,025	1.0%	2,252	1.1%
Bank of America, N.A.	283,684	0.6%	2,192	1.1%
Closetmaid Corporation	619,466	1.2%	2,053	1.0%
CareFusion 213, LLC	360,134	0.7%	1,956	1.0%
Archway Marketing Serv., Inc.	386,724	0.8%	1,858	0.9%
Total	5,097,198	10.2%	$24,359	12.2%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our historical retention since our initial public offering:

Historical Retention	Retention(1) %	Expiring Square Feet	Renewal Square Feet(2)	Cash Rollover Rent Change	GAAP Rollover Rent Change
April 20, 2011 to December 31, 2011	73.9%	514,476	380,136	1.0%	1.9%
Year ended December 31, 2012	82.0%	2,152,085	1,765,353	(0.9)%	1.2%
Year ended December 31, 2013	58.5%	2,811,984	1,646,283	3.6%	6.7%
Year ended December 31, 2014	69.7%	3,467,769	2,418,076	5.1%	9.4%
Nine months ended September 30, 2015	73.8%	4,132,356	3,048,240	4.6%	8.9%
Total/weighted average	70.8%	13,078,670	9,258,088	3.1%	6.4%

(1)	Retention is the square footage of expiring leases in the period that execute a lease renewal for a term greater than one year.

(2)	Represents leases in which revenue recognition commenced during the period.

Results of Operations

Our results of operations are largely driven by our levels of occupancy as well as the rental rates we receive from tenants. Because we generally acquire assets that are 100% occupied and market occupancy is generally between 90% and 95%, we expect our assets to trend to market-based levels of occupancy over time. This trend puts negative, but anticipated, pressure on our same store

(as defined below) results. From a rental rate standpoint, we have historically achieved overall rental increases in our tenant rollovers on a cash basis and GAAP basis.

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

Comparison of three months ended September 30, 2015 to the three months ended September 30, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On July 1, 2014, we owned 221 buildings, and subsequent to July 1, 2014, we sold five buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio.  Therefore, there are 216 buildings which are considered our same store portfolio (“three month same store”) in the analysis below.  The three month same store occupancy decreased 0.7% to 94.8% as of September 30, 2015 compared to 95.5% as of September 30, 2014.  The results of operations from acquisitions relates to the 65 buildings acquired after July 1, 2014.

The following table summarizes selected operating information for our three month same store portfolio and our total portfolio for the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2015 and September 30, 2014 with respect to the buildings acquired and disposed of after July 1, 2014.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,				Change
	2015	2014	$	%	2015	2014	2015	2014	2015		2014		$	%
Revenue
Operating revenue
Rental income	$36,256	$35,883	$373	1.0%	$11,390	$891	$85	$—	$47,731		$36,774		$10,957	29.8%
Tenant recoveries	5,726	5,230	$496	9.5%	2,337	169	$—	$—	$8,063		$5,399		$2,664	49.3%
Other income	25	41	$(16)	(39.0)%	15	1	$87	$143	$127		$185		$(58)	(31.4)%
Total operating revenue	42,007	41,154	853	2.1%	13,742	1,061			55,921		42,358		13,563	32.0%
Expenses
Property operating expenses	8,505	7,348	1,157	15.7%	2,444	346	$—	$—	10,949		7,694		3,255	42.3%
Net operating income	$33,502	$33,806	$(304)	(0.9)%	$11,298	$715			$44,972	(2)	$34,664	(2)	$10,308	29.7%
Other expenses
General and administrative									6,429		5,704		725	12.7%
Property acquisition costs									1,006		2,190		(1,184)	(54.1)%
Depreciation and amortization									28,656		21,983		6,673	30.4%
Loss on impairments									5,733		—		5,733	100.0%
Other expenses									226		181		45	24.9%
Total other expenses									42,050		30,058		11,992	39.9%
Total expenses									52,999		37,752		15,247	40.4%
Other income (expense)
Interest income									2		3		(1)	(33.3)%
Interest expense									(9,317)		(6,462)		(2,855)	44.2%
Gain on sales of rental property									1,713		2,104		(391)	(18.6)%
Total other income (expense)									(7,602)		(4,355)		(3,247)	74.6%
Net income (loss)									$(4,680)		$251		$(4,931)	(1,964.5)%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(359)		(90)		(269)	298.9%
Net income (loss) attributable to STAG Industrial, Inc.									$(4,321)		$341		$(4,662)	(1,367.2)%
____________________________________________________________________________

(1)	Includes corporate sublease rental income and asset management fee income, which is separated for purposes of calculating NOI.

(2)
NOI for the combined same store portfolio and acquisitions and dispositions for the three months ended September 30, 2015 and September 30, 2014 was $44.8 million and $34.5 million, respectively. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization increased by $0.4 million or 1.0% to $36.3 million for the three months ended September 30, 2015 compared to $35.9 million for the three months ended September 30, 2014. Approximately $0.9 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants, and $0.5 million related to termination income recognized at one of the properties. These increases were partially offset by an approximately $0.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased $0.4 million related to an increase in amortization of net above market leases.

Same store tenant recoveries increased by $0.5 million or 9.5% to $5.7 million for the three months ended September 30, 2015 compared to $5.2 million for the three months ended September 30, 2014. The increase is primarily due to increases in occupancy resulting in an increase in recoveries of $0.3 million, as well as a $0.6 million increase at two of our buildings where we began paying the real estate taxes on behalf of tenants who previously paid its taxes directly to the taxing authority and the tenants now reimburse us. These increases are partially offset by a decrease of approximately $0.2 million due to reduced real estate tax recoveries as the related real estate taxes were reduced or abated by the taxing authority, and $0.2 million due to tenants downsizing their spaces and vacancies.

Same store other income decreased by $16,000 or 39.0% to $25,000 for the three months ended September 30, 2015 compared to $41,000 for the three months ended September 30, 2014.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.2 million or 15.7% to $8.5 million for the three months ended September 30, 2015 compared to $7.3 million for the three months ended September 30, 2014. The increase is primarily attributable to a $0.6 million dollar increase in real estate tax expense at two buildings where we began paying real estate taxes on behalf of tenants where the tenant had previously been paying the taxes directly to the taxing authority. Same store expense also increased $0.2 million due to real estate taxes for vacancies, $0.5 million due to increases in real estate taxes levied by the taxing authority, and $0.2 million for increased utility usage and other repairs and maintenance costs at multiple properties. These increases are partially offset by a decrease of $0.3 million due to real estate taxes that were reduced or abated by the taxing authority.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 65 buildings acquired and the five buildings sold after July 1, 2014:

					Contribution to NOI (in thousands)
					Three months ended September 30,
Acquisitions/Dispositions	Square Feet	Buildings	Purchase/Sale Price (in millions)	Occupancy	2015	2014
Acquired during the quarter ended
September 30, 2015	2,509,084	18	$108.3	100.0%	$1,194	$—
June 30, 2015	1,639,383	12	$83.8	94.0%	1,617	—
March 31, 2015	1,485,717	5	$97.1	100.0%	1,966	—
December 31, 2014	2,730,940	12	$135.5	100.0%	2,931	—
September 30, 2014	3,469,080	18	$171.6	96.5%	3,611	537
Disposed during the quarter ended
September 30, 2015	321,810	2	$9.6	6.2%	(21)	(82)
December 31, 2014(1)	236,230	2	$5.9	62.8%	—	174
September 30, 2014	181,838	1	$7.1	100.0%	—	86
Total					$11,298	$715

(1)
On October 29, 2014, we entered into a lease termination agreement with the tenant located at the 148,298 square foot building in Tavares, FL. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building.  Therefore we consider the property to be 100% occupied at the time of sale.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and loss on impairments.

Total other expenses increased $12.0 million or 39.9% for the three months ended September 30, 2015 to $42.1 million compared to $30.1 million for the three months ended September 30, 2014. The increase was primarily related to an increase of $6.7 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase is also attributable to a $5.7 million impairment loss recorded at three of the properties (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements). Approximately $0.7 million of the increase relates to an increase in general and administrative expenses primarily related to non-cash compensation expense, specifically related to the 2015 equity grants for employees and independent directors, and other costs attributable to an increased number of employees. These increases were partially offset by a decrease of property acquisition costs of $1.2 million due to a lower cost per acquisition for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, and gain on sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $3.2 million or 74.6% to $7.6 million for the three months ended September 30, 2015 compared to $4.4 million for the three months ended September 30, 2014.  The increase was primarily attributable to a $2.9 million increase in interest expense related to the increase in total average debt outstanding of $812.6 million for the three months ended September 30, 2015 compared to $618.5 million total average debt outstanding for the three months ended September 30, 2014, as well as an increase in the weighted average interest rate. This increase was primarily a result of the issuance of the unsecured notes (as discussed in “Indebtedness Outstanding” below) between October 1, 2014 and February 20, 2015.

Comparison of nine months ended September 30, 2015 to the nine months ended September 30, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On January 1, 2014, we owned 209 buildings, and subsequent to January 1, 2014, we sold six buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio.  Therefore, there are 203 buildings which are considered our same store portfolio (“nine month same store”) in the analysis below. The nine month same store occupancy decreased 0.8% to 94.3% as of September 30, 2015 compared to 95.1% as of September 30, 2014.  The results of operations from acquisitions relates to the 78 buildings acquired after January 1, 2014.

The following table summarizes selected operating information for our nine month same store portfolio and our total portfolio for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2015 and September 30, 2014 with respect to the buildings acquired and disposed of after January 1, 2014.

	Same Store Portfolio				Acquisitions/Dispositions		Other(1)		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,				Change
	2015	2014	$	%	2015	2014	2015	2014	2015		2014		$	%
Revenue
Operating revenue
Rental income	$100,337	$99,819	$518	0.5%	$35,677	$6,276	$187	$—	$136,201		$106,095		$30,106	28.4%
Tenant recoveries	15,677	15,938	(261)	(1.6)%	7,458	1,156	$—	$—	23,135		$17,094		6,041	35.3%
Other income	84	102	(18)	(17.6)%	24	29	$302	$463	410		$594		(184)	(31.0)%
Total operating revenue	116,098	115,859	239	0.2%	43,159	7,461			159,746		123,783		35,963	29.1%
Expenses
Property operating expenses	23,266	22,550	716	3.2%	7,999	1,735	$—	$—	31,265		24,285		6,980	28.7%
Net operating income	$92,832	$93,309	$(477)	(0.5)%	$35,160	$5,726			$128,481	(2)	$99,498	(2)	$28,983	29.1%
Other expenses
General and administrative									21,453		19,462		1,991	10.2%
Property acquisition costs									2,511		3,437		(926)	(26.9)%
Depreciation and amortization									82,042		62,606		19,436	31.0%
Loss on impairments									8,378		—		8,378	100.0%
Other expenses									892		611		281	46.0%
Total other expenses									115,276		86,116		29,160	33.9%
Total expenses									146,541		110,401		36,140	32.7%
Other income (expense)
Interest income									7		11		(4)	(36.4)%
Interest expense									(26,260)		(17,941)		(8,319)	46.4%
Gain on sales of rental property									1,713		2,153		(440)	(20.4)%
Total other income (expense)									(24,540)		(15,777)		(8,763)	55.5%
Net loss									$(11,335)		$(2,395)		$(8,940)	373.3%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(951)		(784)		(167)	21.3%
Net loss attributable to STAG Industrial, Inc.									$(10,384)		$(1,611)		$(8,773)	544.6%
____________________________________________________________________________

(1)	Includes corporate sublease rental income and asset management fee income, which is separated for purposes of calculating NOI.

(2)
NOI for the combined same store portfolio and acquisitions and dispositions for the nine months ended September 30, 2015 and September 30, 2014 was $128.0 million and $99.0 million, respectively. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income and lease termination fees from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization increased by $0.5 million or 0.5% to $100.3 million for the nine months ended September 30, 2015 compared to $99.8 million for the nine months ended September 30, 2014. Approximately $2.0 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants, and $1.7 million related to termination income recognized at one of the properties. These increases were partially offset by an approximately $1.9 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased $1.3 million related to an increase in amortization of net above market leases.

Same store tenant recoveries decreased by $0.3 million or 1.6% to $15.7 million for the nine months ended September 30, 2015 compared to $15.9 million for the nine months ended September 30, 2014. The decrease was primarily attributable to one building where during the nine months ended September 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded for the nine months ended September 30, 2014 include 21 months of real estate taxes, which attributes to approximately $0.6 million of the decrease in recoveries during the nine months ended September 30, 2015, in which nine months of real estate tax recoveries are recorded. Approximately $0.4 million of the decrease is attributable to vacancies, where the tenants had previously been reimbursing us for the related expenses. Approximately $0.3 million of the decrease related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon vacating the space at lease expiration for the nine months ended September 30, 2014, which did not recur during the nine months ended September 30, 2015. Approximately $0.2 million of the decrease in tenant recoveries related to reduced real estate tax recoveries as the related real estate taxes were reduced or abated by the taxing authority. These decreases were partially offset due to increases in occupancies resulting in an increase in recoveries of $0.4 million, as well as a $0.6 million increase at several of our buildings where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority or where those buildings had previously been vacant. Additionally, there was a $0.2 million increase in tenant recoveries related to increases of real estate taxes levied by the related taxing authority.

Same store other income decreased by $18,000 or 17.6% to $84,000 or the nine months ended September 30, 2015 compared to $102,000 for the nine months ended September 30, 2014

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.7 million or 3.2% to $23.3 million for the nine months ended September 30, 2015 compared to $22.6 million for the nine months ended September 30, 2014. The increase is primarily attributable to an increase of $1.1 million in real estate taxes due to vacancies or to changes in lease terms where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly. Same store expenses increased by $0.6 million due to increased occupancy and increased utility usage and other repairs and maintenance costs at multiple properties, and $0.2 million due to an increase of real estate taxes levied by the related taxing authority. Same store expenses also increased by $0.2 million for bad debt expense and other related expenses recognized for two of our tenants. These increases were partially offset by a decrease of $0.6 million that is primarily attributable to one building where during the nine months ended September 30, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded by us for the nine months ended September 30, 2014 include 21 months of real estate taxes, as compared to the nine months ended September 30, 2015, in which nine months of real estate taxes are recorded. Approximately $0.3 million of the decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.3 million of the decrease related to a property where we performed deferred repair and maintenance for a tenant that was necessary upon vacating the space at lease expiration for the nine months ended September 30, 2014, which did not recur during the nine months ended September 30, 2015. Same store expenses also decreased by $0.2 million due to real estate taxes that were reduced or abated by the taxing authority.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 78 buildings acquired and the six buildings sold after January 1, 2014:

					Contribution to NOI (in thousands)
					Nine months ended September 30,
Acquisitions/Dispositions	Square Feet	Buildings	Purchase/Sale Price (in millions)	Occupancy	2015	2014
Acquired during the quarter ended
September 30, 2015	2,509,084	18	$108.3	100.0%	$1,194	$—
June 30, 2015	1,639,383	12	$83.8	94.0%	2,278	—
March 31, 2015	1,485,717	5	$97.1	100.0%	4,595	—
December 31, 2014	2,730,940	12	$135.5	100.0%	8,748	—
September 30, 2014	3,469,080	18	$171.6	96.5%	10,642	537
June 30, 2014	2,130,958	9	$81.0	100.0%	5,233	2,584
March 31, 2014	975,275	4	$36.9	100.0%	2,660	1,998
Disposed during the quarter ended
September 30, 2015	321,810	2	$9.6	6.2%	(190)	(287)
December 31, 2014(1)	236,230	2	$5.9	62.8%	—	511
September 30, 2014	181,838	1	$7.1	100.0%	—	375
March 31, 2014	15,085	1	$0.5	100.0%	—	8
Total					$35,160	$5,726
____________________________________________________________________________

(1)
On October 29, 2014, we entered into a lease termination agreement with the tenant located at the 148,298 square foot building in Tavares, FL. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building.  Therefore we consider the property to be 100% occupied at the time of sale.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and loss on impairment.

Total other expenses increased $29.2 million or 33.9% for the nine months ended September 30, 2015 to $115.3 million compared to $86.1 million for the nine months ended September 30, 2014. The increase was primarily related to an increase of $19.4 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to a $8.4 million impairment loss recorded on four properties (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements). Approximately $2.0 million of the increase relates to an increase in general and administrative expenses primarily related to non-cash compensation expense, specifically related to the 2015 equity grants for employees and independent directors, and other costs attributable to an increased number of employees. These increases were partially offset by a decrease in property acquisition costs of $0.9 million due to four less acquisitions and a lower cost per acquisition for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense and gain on the sales of real estate.  Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $8.8 million or 55.5% to $24.5 million for the nine months ended September 30, 2015 compared to $15.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to an 8.3 million increase in interest expense related to the increase in total average debt outstanding of $764.7 million for the nine months ended September 30, 2015 compared to $584.9 million total average debt outstanding for the nine months ended September 30, 2014, as well as an increase in the weighted average interest rate. This increase was primarily a result of the issuance of the unsecured notes (as discussed in “Indebtedness Outstanding” below) between July 1, 2014 and February 20, 2015.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,680)	$251	$(11,335)	$(2,395)
Rental property depreciation and amortization	28,610	21,900	81,910	62,444
Loss on impairments	5,733	—	8,378	—
Gain on sales of rental property	(1,713)	(2,104)	(1,713)	(2,153)
FFO	$27,950	$20,047	$77,240	$57,896
Preferred stock dividends	(2,712)	(2,712)	(8,136)	(8,136)
Amount allocated to unvested restricted stockholders	(95)	(87)	(291)	(258)
FFO attributable to common stockholders and unit holders	$25,143	$17,248	$68,813	$49,502

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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,680)	$251	$(11,335)	$(2,395)
Asset management fee income	(87)	(143)	(302)	(463)
General and administrative	6,429	5,704	21,453	19,462
Property acquisition costs	1,006	2,190	2,511	3,437
Depreciation and amortization	28,656	21,983	82,042	62,606
Loss on impairments	5,733	—	8,378	—
Other expenses	226	181	892	611
Interest income	(2)	(3)	(7)	(11)
Interest expense	9,317	6,462	26,260	17,941
Gain on sales of rental property	(1,713)	(2,104)	(1,713)	(2,153)
Corporate sublease rental income	(85)	—	(187)	—
Net operating income	$44,800	$34,521	$127,992	$99,035

Cash Flows

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

The following table summarizes our cash flows for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (dollars in thousands):

	Nine months ended September 30,		Change
	2015	2014	$	%
Net cash provided by operating activities	$90,057	$66,397	$23,660	35.6%
Net cash used in investing activities	$244,859	$288,208	$(43,349)	(15.0)%
Net cash provided by financing activities	$143,420	$220,411	$(76,991)	(34.9)%

Net cash provided by operating activities.  Net cash provided by operating activities increased $23.7 million to $90.1 million for the nine months ended September 30, 2015 compared to $66.4 million for the nine months ended September 30, 2014. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2014, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred in 2014 and during the nine months ended September 30, 2015, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total average indebtedness outstanding and weighted average interest rate.

Net cash used in investing activities.  Net cash used in investing activities decreased by $43.3 million to $244.9 million for the nine months ended September 30, 2015 compared to $288.2 million for the nine months ended September 30, 2014. The change is primarily attributable to the acquisition of 35 properties for a total cash consideration of $244.4 million during the nine months ended September 30, 2015 compared to the acquisition of 31 properties for a total cash consideration of $289.5 million during the nine months ended September 30, 2014.

Net cash provided by financing activities.  Net cash provided by financing activities decreased $77.0 million to $143.4 million for the nine months ended September 30, 2015 compared to $220.4 million for the nine months ended September 30, 2014. This is primarily due to a decrease in proceeds of sale of common stock of $89.2 million, a decrease of $50.0 million of proceeds from our unsecured term loans, and an increase in dividends and distributions paid of $17.9 million as a result of the increased number of shares and units outstanding as well as a $0.065 increase in the dividend paid per share during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Additionally, repayments of mortgage notes increased by $12.0 million primarily as a result of the immediate repayment of the mortgage note payable that was assumed in connection with the acquisition of the Burlington, NJ property. These decreases were offset by an increase of proceeds of $70 million from our unsecured notes as a result of the issuance of the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes on February 20, 2015, as well as decrease of $21.3 million of net cash outflow from our unsecured credit facility.

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

As of September 30, 2015, we had total immediate liquidity of $479.3 million, comprised of $12.5 million of cash and $466.8 million of immediate availability on our unsecured credit facility and unsecured term loans. This liquidity is sufficient to address our remaining anticipated 2015 acquisitions.

In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the nine months ended September 30, 2015. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2015	Declaration Date	Per Share	Payment Date
September 30	May 4, 2015	$0.1150	October 15, 2015
August 31	May 4, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$1.0200

On July 21, 2015, our board of directors declared the common stock dividend for the months ending October 31, 2015, November 30, 2015 and December 31, 2015 at a monthly rate of $0.1150 per share of common stock. On October 22, 2015, our board of directors declared the common stock dividend for the months ending January 31, 2016, February 29, 2016 and March 31, 2016 at a monthly rate of $0.115833 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series A Preferred Stock and the Series B Preferred Stock during the nine months ended September 30, 2015:

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
September 30	July 21, 2015	$0.5625	$0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$1.6875	$1.2421875

On October 22, 2015, our board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending December 31, 2015 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of September 30, 2015 (dollars in thousands):

Loan	Principal outstanding as of September 30, 2015		Interest Rate(2)	Current Maturity	Pre-payment Terms(3)
Unsecured credit facility:
$450 Million Wells Fargo Unsecured Credit Facility(1)	$177,750		L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	$177,750

Unsecured term loans:
$150 Million Wells Fargo Unsecured Term Loan A	$150,000		L + 1.65%	Mar-31-2022	ii
$150 Million Wells Fargo Unsecured Term Loan B	—		L + 1.70%	Mar-21-2021	ii
$150 Million Wells Fargo Unsecured Term Loan C	—		L + 1.30%	Sep-29-2020	i
Total unsecured term loans	$150,000

Unsecured notes:
$50 Million Series A Unsecured Notes	$50,000		4.98%	Oct-1-2024	ii
$50 Million Series B Unsecured Notes	50,000		4.98%	Jul-1-2026	ii
$80 Million Series C Unsecured Notes	80,000		4.42%	Dec-30-2026	ii
$100 Million Series D Unsecured Notes	100,000		4.32%	Feb-20-2025	ii
$20 Million Series E Unsecured Notes	20,000		4.42%	Feb-20-2027	ii
Total unsecured notes	$300,000

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	$3,285	(4)	6.05%	Jun-1-2016	iii
Webster Bank, National Association	5,555		4.22%	Aug-4-2016	iii
National Life Insurance Company	4,817	(4)	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Company	5,843	(4)	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,705	(4)	5.73%	May-05-2017	iii
Webster Bank, National Association	2,968		3.66%	May-29-2017	iii
Webster Bank, National Association	3,197		3.64%	May-31-2017	iii
Wells Fargo, National Association	4,131	(4)	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	57,396		6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	58,335		5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,464		5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	64,315		4.31%	Dec-1-2022	vii
Total mortgage notes	$232,011
Total unamortized fair market value premiums	557	(5)
Total carrying value mortgage notes	$232,568
Total / weighted average interest rate(6)	$860,318		4.09%
______________________________________________________________

(1)	On September 29, 2015, the capacity of the unsecured credit facility was increased from $300.0 million to $450.0 million.

(2)
Current interest rate as of September 30, 2015. At September 30, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.19300% and 0.17125%, respectively.  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable without penalty two months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date, however can be defeased; (vi) pre-payable without penalty six months prior to the maturity date; and (vii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016.

(4)	The principal outstanding does not include an unamortized fair market value premium.

(5)	Represents total unamortized fair market value premium for the mortgage notes referenced by Note (4) above.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of September 30, 2015 was $572.3 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's unencumbered assets.

On January 22, 2015, we assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was paid in full immediately subsequent to the acquisition.

On February 20, 2015, we issued $100 million of our 4.32% Series D 10-year unsecured notes and $20 million of our 4.42% Series E 12-year unsecured notes.

On June 25, 2015, we assumed a mortgage note with National Life Insurance Company of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC, which serves as collateral for the debt. The debt matures on August 10, 2016 and bears interest at 5.75% per annum.

On September 29, 2015, we assumed a mortgage note with Principal Life Insurance Company of approximately $5.7 million in connection with the acquisition of the property located in Conyers, GA, which serves as collateral for the debt. The debt matures on May 5, 2017 and bears interest at 5.73% per annum.

On September 29, 2015, we entered into an amendment to the unsecured credit facility to increase the capacity thereunder to $450 million. Additionally, the accordion feature that allows us to request an increase in the aggregate commitments subject to satisfaction of conditions and lender consent was increased, such that if the accordion was exercised in full, total capacity would be $800.0 million. The material terms of the agreement, including the financial covenants, are unchanged.

On September 29, 2015, we closed a $150.0 million unsecured term loan with Wells Fargo, N.A. ("Wells Fargo Unsecured Term Loan C") with the following terms:

Applicable Terms	Wells Fargo Unsecured Term Loan C
Maturity Date:	Sep-29-2020
Eurodollar Rate(1):	L + 130.0 bps - 190.0 bps
Base Rate(1):	Base rate + 30.0 bps - 90.0 bps
Terminated Commitments Fees(2):	50.0 bps
Unused Fees(3):	17.5 bps
Annual Fee:	$50,000

(1)	The spread over the applicable rate is based on our consolidated leverage ratio, as defined in the loan agreement.

(2)	We have until September 29, 2016 to draw the full $150.0 million.

(3)	The unused fees will begin to accrue on November 29, 2015 and are due and payable monthly until all commitments have been drawn or September 29, 2016.

The Wells Fargo Unsecured Term Loan C has an accordion feature that allows us to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The agreement includes a delayed draw feature that allows us to draw up to six advances of at least $25.0 million each. Our Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Wells Fargo Unsecured Term Loan C. The agreement also contains financial covenants substantially similar to the financial covenants in the unsecured credit facility.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2015, we were in compliance with all financial covenants.

The chart below details our debt capital structure and financial ratios:

	Debt Capital Structure and Financial Ratios
	September 30, 2015	December 31, 2014
Total Debt (in thousands)	$860,318	$686,347
Weighted Average Duration (years)	6.5	6.9
Weighted Average Interest Rate (1)	4.09%	4.04%
% Secured	27%	33%
% Maturing Next 12 Months	2%	—%
Net Debt to Real Estate Cost Basis (2)	41%	37%
Total Debt to Enterprise Value (3)	37%	28%
____________________________________________________________________________

(1)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

(2)
Net debt is defined as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents on hand. Real estate cost basis is defined as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

(3)
Enterprise value is defined as the market value of our common stock (based on the period-end closing price on the NYSE) plus the liquidation value of our preferred stock plus the amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes.

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2015, specifically our obligations under long-term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations (1)(2)	Total	Remaining 2015	2016 - 2017	2018 - 2019	Thereafter
Principal payments (3)	$859,761	$1,277	$43,349	$308,686	$506,449
Interest payments—Fixed rate debt (4)	178,476	6,605	50,608	33,197	88,066
Interest payments —Variable rate debt (4)(5)	57,348	2,187	17,947	20,328	16,886
Property lease (4)	4,315	269	1,504	1,552	990
Ground leases (4)	8,657	91	726	748	7,092
Other (4)(6)	263	38	225	—	—
Total	$1,108,820	$10,467	$114,359	$364,511	$619,483
____________________________________________________________________________

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was met at September 30, 2015 and the balance at September 30, 2015 was $2.2 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.6 million of unamortized fair market value premium associated with certain mortgage notes.

(4)	Not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $300.0 million current notional amount of our interest rate swaps, as discussed below.

(6)	Amounts relate to a credit monitoring fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”).

Equity

Preferred Stock

The table below sets forth our two outstanding preferred stock issuances:

	Issuance Date	Number of Shares	Price and Liquidation Value per share	Interest Rate
Series A Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%

Common Stock

We continue to utilize our at-the-market (“ATM”) program as our primary source of equity capital.  As a supplement to the ATM activity, we have also executed marketed overnight common stock offerings.  We expect to rely on the ATM in the future as our primary source of equity.

The following sets forth our ATM common stock offering programs as of September 30, 2015, from which we may from time to time sell our common stock through sales agents:

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of September 30, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

The table below sets forth the activity for the ATM common stock offering programs during the three and nine months ended September 30, 2015, respectively (in millions, except share data):

	Three months ended September 30, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	151,006	$20.30	$3.1	$0.1	$3.0
Total/ weighted average	151,006	20.30	$3.1	$0.1	$3.0

	Nine months ended September 30, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	2,661,403	$21.63	$57.6	$0.9	$56.7
2014 $150 million ATM	795,000	$21.79	17.3	0.2	17.1
Total/weighted average	3,456,403	$21.67	$74.9	$1.1	$73.8

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2015, we owned approximately 95.14% of the common units of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.86%.

On January 22, 2015, we acquired a property located in Burlington, NJ. As partial consideration for the property acquired, we granted 812,676 common units with a fair value of approximately $21.9 million based on our NYSE closing stock price on January 22, 2015. The number of common units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the common units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of common units granted.

The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2015, all of our outstanding variable rate debt, with the exception of $27.8 million of our unsecured credit facility, was fixed with interest rate swaps.

We recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. During the three and nine months ended September 30, 2015, we had short-term, partial mismatches between swap notional amounts and the aggregate principal amounts of the designated debt, which resulted in a loss of $0.1 million and $0, respectively, of hedge ineffectiveness being recorded in earnings. The loss on ineffectiveness recorded for the three months ended September 30, 2015 is the reversal of a gain on ineffectiveness recognized during the three months ended June 30, 2015.

We have established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade at swap inception from Moody’s Investor Services, Standard & Poor’s, or Fitch Ratings or other nationally recognized rating agencies.

The following table details our outstanding interest rate swaps as of September 30, 2015 (in thousands):

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Current Notional Amount		Fair Value	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000		$(32)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	10,000		$(32)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	25,000		$(58)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	25,000		$(46)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	25,000		$(217)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	50,000		$(1,175)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	25,000		$(611)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	25,000		$(929)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	25,000		$(527)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	25,000		$(507)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	25,000		$(535)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	—	(1)	$(1,641)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	—	(1)	$(82)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	—	(1)	$(230)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	—	(1)	$(238)	2.5300%	One-month L	Mar-31-2022
Total			$300,000
____________________________________________________________________________

(1)	These interest rate swaps are forward starting swaps and thus have no current notional amounts outstanding.

Subsequent to September 30, 2015, on October 14, 2015, we entered into five interest rate swaps for a total notional amount of $150.0 million, thereby fixing the interest rate for the Wells Fargo Unsecured Term Loan C.

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2015, the fair values of all of our 18 interest rate swaps were in a liability position of $7.0 million, including any adjustment for counterparty nonperformance risk related to these agreements.

As of September 30, 2015, we had $327.8 million of variable rate debt. As of September 30, 2015, all of our outstanding variable rate debt, with the exception of $27.8 million of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps (including, any unhedged future variable rate debt) also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation.  We believe, however, that we are well positioned to be able to manage our business in an inflationary environment.  Specifically, our average lease duration is 4.1 years and, on average, 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. Furthermore, we are a growth company, as evidenced by our portfolio growth since IPO. As we continue our annual asset growth, we will acquire material amounts of assets in the prevailing interest rate and capitalization rate environment. If capitalization rates rise in an inflationary environment, our effective capitalization rate on our portfolio will also rise over time as our newly acquired assets contribute to the portfolio. In addition, we have long term liabilities averaging 6.5 years when excluding our unsecured credit facility.  Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility.  Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs.  Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements other than those disclosed in the table under “Liquidity and Capital Resources—Contractual Obligations” above.

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

As of September 30, 2015, we had $327.8 million of outstanding variable rate debt, all of which, with the exception of $27.8 million of our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815, Derivatives and Hedging. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $27.8 million on the unsecured credit facility (the portion outstanding at September 30, 2015 not fixed by interest rate swaps) for the nine months ended September 30, 2015, our interest expense would have increased by $0.2 million for the nine months ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.2
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.3
First Amendment to Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.4
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

____________________________________________________________________________

*Filed herewith.

(1) Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 27, 2015	BY:	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis
Chief Financial Officer, Executive Vice President and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.2
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.3
First Amendment to Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

10.4
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. (1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

____________________________________________________________________________

*Filed herewith.

(1) Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015