Form 10-K
period 2015-12-31
STAG Industrial, Inc.
filed 2016-02-25
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,354 million based on the closing price on the New York Stock Exchange as of June 30, 2015.
Number of shares of the registrant’s common stock outstanding as of February 22, 2016: 68,183,354
Number of shares of 9.0% Series A Cumulative Redeemable Preferred Stock as of February 22, 2016: 2,760,000
Number of shares of 6.625% Series B Cumulative Redeemable Preferred Stock as of February 22, 2016: 2,800,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

•	our ability to raise equity capital on attractive terms;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increased vacancy rates;

•	potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants;

•	acquisition risks, including our ability to identify and complete accretive acquisitions and/or failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•	international, national, regional and local economic conditions;

•	the general level of interest rates and currencies;

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

PART I.
Item 1.  Business
As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (“Operating Partnership”).  As used herein,“annualized base rental revenue” refers to the contractual monthly base rent as of December 31, 2015 (which differs from rent calculated in accordance with Generally Accepted Accounting Principles(“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of December 31, 2015, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.
Overview
We focus on the acquisition and operation of single-tenant industrial properties throughout the United States. We (i) identify properties that create relative value investments across all locations, industries and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets.
As of December 31, 2015, we owned 291 buildings in 38 states with approximately 54.7 million rentable square feet, consisting of 223 warehouse/distribution buildings, 47 light manufacturing buildings and 21 flex/office buildings. As of December 31, 2015, our buildings were approximately 95.6% leased to 266 tenants, with no single tenant accounting for more than approximately 3.3% of our total annualized base rental revenue and no single industry accounting for more than approximately 12.2% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
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
Our mission is to continue to be a disciplined, relative value investor and a leading owner and operator of single-tenant, industrial properties in the United States.  We seek to deliver attractive stockholder returns in all market environments by providing a covered dividend combined with accretive growth.
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

We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage.  As of December 31, 2015, we owned approximately 95.1% of the common equity of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.9%.  We completed our initial public offering of common stock (“IPO”) and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.

Our Investment Thesis
We believe that our focus on owning and operating a portfolio of individually-acquired, single-tenant industrial properties throughout the United States will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the associated risks for the following reasons:

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

•
Other institutional, industrial real estate buyers tend to focus on larger properties and portfolios in a select few primary markets. In contrast, we focus on smaller, individual properties across many markets; as a result, our typical competitors are local investors who often do not have the same access to debt or equity capital as us. In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.

•
Tenants in our target properties tend to manage the day-to-day operational aspects of their properties directly, which allows us to grow our portfolio without increasing the size of our asset management infrastructure on a linear basis to our portfolio.

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
As of December 31, 2015, our investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary	56	11,936,855	21.8%	98.6%	$49,073	23.4%
Secondary	181	35,109,227	64.2%	95.3%	134,971	64.2%
Tertiary	54	7,666,302	14.0%	92.1%	25,986	12.4%
Total/weighted average	291	54,712,384	100.0%	95.6%	$210,030	100.0%

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

Our Strategies

Our primary business objectives are to own and operate a balanced and diversified portfolio of binary risk investments (individual single-tenant industrial properties) that maximize cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations per share through the following strategies.

External Growth Strategy

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
Our underwriting strategy involves our asset management and leasing, credit, capital markets and legal departments.  For each asset, our analysis focuses on the following, which we input into our risk assessment model:

•
Asset Management and Leasing.  We evaluate the physical real estate within the context of the market (and submarket) in which it is located and the prospect for re-tenanting the building if it becomes vacant by estimating the following:

•	current and future market rent for this building in this location;

•	downtime to re-lease and related carrying costs;

•	cost (tenant improvements, leasing commissions and capital expenditures) to achieve the occupancy and the projected market rent within the projected downtime; and

•	the fungibility of the property with other properties in the market and the flexibility of the property for other uses, including single-tenant or multi-tenant reuse.

•
Renewal probability, which we determine by the tenant’s use of the property and the degree to which the property is central to the tenant’s ongoing operations, the tenant’s potential cost to relocate, the supply/demand dynamic in the relevant submarket and the availability of suitable alternative properties.

•
Credit.    We apply fundamental credit analysis to evaluate the tenant’s credit profile by focusing on the tenant’s current and historical financial status, general business plan, operating risks, capital sources, industry trends, and earnings expectations. We also analyze Securities and Exchange Commission (“SEC”) filings, press releases, tenant management calls, rating agency reports, macroeconomic variables, analyst reports, and market signals. In the case of a private, non‑rated firm, we will generally obtain financial information from the tenant, calculate common measures of credit strength and coverage ratios, evaluate qualitative factors including but not limited to competition and customer/supplier concentration, obtain third party references, and conduct tenant interviews. For publicly rated firms, we use our own internal underwriting model, as well as the credit information issued by Moody’s Investor Services, Standard & Poor’s, and Fitch Ratings. Using this data and publicly available bond default studies of comparable tenant credits, we estimate the probability of future rent loss due to tenant default, as well as the possibility of a reorganization or liquidation in the case of a tenant default or bankruptcy event.

•
Capital Markets.  We evaluate the leverage levels, credit spreads, and costs associated with the capital used to fund the proposed acquisition.  In addition, we estimate future inflation rates and interest rates.

•
Legal.  We evaluate transaction documents, the tenant and landlord obligations contained within the existing or proposed leases, and other legal issues associated with the building, such as zoning, encroachments and environmental conditions.

For our portfolio as a whole, we use risk management guidelines to ensure diversification by tenant, industry, lease term and geography.
Real Estate Operation Strategy
We establish direct, long-term relationships with our tenants and use our in-house expertise in asset management and leasing to manage all operational aspects of our portfolio.  We also engage and actively manage high-quality third parties for localized leasing, property management, and construction services. Our asset management team utilizes our direct tenant relationships and leasing expertise to strive to achieve better than market levels of occupancy and rental rates. We utilize third party real estate brokers for the execution of new leases; however, we typically manage the renewal of leases with our tenants directly, thereby reducing the amount of leasing commissions paid. The team also collaborates with our internal credit function to monitor the credit profile of each of our tenants through financial statement review, tenant management calls, and press releases. The team’s efforts have resulted in our achieving a tenant retention rate of approximately 70% for those tenants whose leases were scheduled to expire since our IPO in 2011. As of December 31, 2015, our portfolio had approximately 4.4% of our total rentable square feet, available for lease, compared to 5.2% as of December 31, 2014.

We continually evaluate dispositions on an opportunistic basis by evaluating tenants, property locations, and asset class. During the three months ended December 31, 2015, we reviewed our portfolio and identified several properties for potential disposition. We reviewed our current properties for disposition to realize value created in the portfolio and enhance the quality of the portfolio by disposing of underperforming assets. During the year ended December 31, 2015, we sold six industrial buildings consisting of approximately 0.8 million square feet for a net gain of approximately $5.0 million.

Financing Strategy

Our main focus is to preserve a flexible capital structure and maintain a relatively low-leveraged balance sheet designed to allow us to capitalize on market opportunities throughout the economic cycle. We seek to maintain a conservative balance sheet and we achieve this by capitalizing new acquisitions with 60% equity and 40% debt.  As of December 31, 2015, our ratio of net debt to real estate cost basis was approximately 45% and our ratio of total long-term indebtedness to enterprise value was approximately 40%. For purposes of these ratios, we define:

•	“net debt” as our total long-term indebtedness less cash and cash equivalents on hand;

•	“long-term indebtedness” as our unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes;

•	“real estate cost basis” as the book value of rental property, exclusive of the related accumulated depreciation and amortization; and

•	“enterprise value” as the market value of our common stock (based on the period-end closing price on the NYSE) plus the liquidation value of our preferred stock plus our long-term indebtedness.
We raise capital through equity offerings, including discrete marketed offerings and ongoing “at the market” (“ATM”) offerings, and through unsecured debt offerings such as bank borrowings and private placement issuances. We believe unsecured indebtedness is generally more efficient and less restrictive operationally than secured indebtedness. We continue to utilize our ATM program as our primary source of equity capital when required and available.  As a supplement to the ATM activity, we have also executed marketed overnight equity offerings. From time to time, we issue common units of limited partnership interest in our Operating Partnership to acquire properties from owners who desire a tax-deferred transaction.
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
Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our buildings are known to have asbestos containing materials, and others, due to the age of the building and observed conditions, are suspected of having asbestos containing materials.  We do not believe these conditions will materially and adversely affect us.  In most or all instances, no immediate action was recommended to address the conditions.
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
Insurance
We carry comprehensive general liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), earthquakes, acts of war, acts of terrorism or riots. We carry employment practices liability insurance that covers us against claims by employees, former employees or potential employees for various employment related matters including wrongful termination, discrimination, sexual harassment in the workplace, hostile work environment, and retaliation, subject to the policy’s coverage conditions and limitations. We carry comprehensive cyber liability insurance coverage that covers us against claims related to certain first party and third party losses including data restoration costs, crisis management expenses, credit monitoring costs, failure to implement and maintain reasonable security procedures, invasion of customer’s privacy and negligence, subject to the policy’s coverage conditions and limitations. We also carry directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to cover all of our losses.
Competition

In acquiring our target properties, we compete primarily with local individuals or local operators due to the single asset (versus portfolio) focus of our acquisition strategy. From time to time we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, and private real estate funds. Local real estate investors historically have represented our predominant competition for deals and they typically do not have the same access to capital that we do as a publicly traded institution. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants.

Operating Segments

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. See Note 2 in the accompanying Notes to Consolidated Financial Statements under “Segment Reporting.”

Employees

As of December 31, 2015, we employed 68 full-time employees. We believe that we have good relationships with our employees. None of our employees are represented by a labor union.

Our Corporate Structure

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an UPREIT; our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our Operating Partnership is the umbrella partnership. We own a majority, but not all, of the Operating Partnership.  We also wholly own the sole general partner (the manager) of the Operating Partnership.  Substantially all of our assets are held in, and substantially all of our operations are conducted through, the Operating Partnership.  Shares of our common stock are listed and traded on the NYSE. The limited partnership interests in the Operating Partnership, which we sometimes refer to as “units,” are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below.  Our UPREIT structure allows us to acquire a property from an owner on a tax-deferred basis by issuing units in exchange for the property.

The common units of limited partnership interest in our Operating Partnership correlate on a one-for-one economic basis to the shares of common stock in the REIT.  Each common unit in the Operating Partnership receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock and each common unit, after one year, generally may be redeemed (that is, exchanged) for a cash payment in an amount equivalent to the value of a share of common stock or, if we choose, for a share of common stock on a one-for-one basis.

The following is a simplified diagram of our UPREIT structure at December 31, 2015.

Public stockholders
(including officers
and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties
(including officers
and directors)
~94%
Limited
Partner
STAG Industrial
GP, LLC
~5%
Limited
Partners
1%
General
Partner
STAG Industrial
Operating Partnership, L.P.
(the "Operating Partnership")
100%
Property subsidiaries

Additional Information
Our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777.
Our website is www.stagindustrial.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. Also posted on our website, and available in print upon request, are charters of each committee of the board of directors, our code of business conduct and ethics and our corporate governance guidelines. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
All reports, proxy and information statements and other information we file with the SEC are also available free through the SEC's website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800- SEC-0330.
Item 1A.  Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business, financial condition, operating results, cash flows, and distributions, as well as the market prices for our securities, could be materially adversely affected.
Risks Related to Our Business and Operations
Our investments are concentrated in the industrial real estate sector, and we would be adversely affected by an economic downturn in that sector.
As of December 31, 2015, all of our 291 buildings were industrial properties, including 223 warehouse/distribution facilities, 47 light manufacturing facilities and 21 flex/office facilities. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
Adverse economic conditions will harm our returns and profitability.
Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located or our tenants may conduct business, or by the real estate industry, including the following:

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
Substantial international, national and local government deficits and the weakened financial condition of these governments may adversely affect us.
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
There can be no assurance that the global market disruptions, including the increased cost of funding for certain governments and financial institutions, will improve, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets. Risks and ongoing concerns about the global economic crisis could have a detrimental impact on economic recovery, financial markets and institutions and the availability of debt financing, which may directly or indirectly adversely affect us.
Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2015, accounted for the percentage of our total annualized base rental revenue indicated: Ohio (8.6%); Illinois (7.9%); North Carolina (7.7%); Pennsylvania (6.4%); and Texas (5.5%). Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.
We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.
We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2015, accounted for the percentage of our total annualized base rental revenue indicated: Air Freight & Logistics (12.2%; Automotive (11.9%); Industrial Equipment, Component & Metals (10.8%); Food & Beverages (9.3%); and Containers & Packaging (9.2%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

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
Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets may experience liquidity disruptions, resulting in the unavailability of financing for many businesses. If our tenants are unable to obtain financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.
We depend on key personnel; the loss of their full service could adversely affect us.
Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel except for Mr. Benjamin S. Butcher, the founder of our predecessor business and our Chief Executive Officer, President and Chairman of the Board. The policy has limits in the amount of $5.0 million and covers us in the event of Mr. Butcher’s death; this policy expires in 2016.
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
A key component of our growth strategy is to continue to acquire additional industrial real estate assets. We seek to acquire assets before they are widely marketed by real estate brokers. Properties that are acquired in such “limited marketing” transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process that could lead to higher prices. If we cannot obtain “limited marketing” deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

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
The majority of our properties have been under management for less than five years. In addition, since the completion of our IPO, we have acquired an additional 217 buildings totaling approximately 43.5 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.
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

Risks Related to Our Organization and Structure
Our growth depends on external sources of capital, which are outside of our control and affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
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
We had historical net losses attributable to common stockholders for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 of $40.6 million, $15.2 million, and $4.2 million, respectively. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to make distributions, any of which could adversely affect the trading price of our stock.
Certain of our officers and some of our directors have duties to Fund II, which may create conflicts of interest and may impede business decisions that could benefit our stockholders.
Certain of our executive officers and one of our directors also serve as officers or on the board of managers of STAG Investments II, LLC (“Fund II”), a private equity real estate fund that continues to operate as a private, fully invested fund. Our officers and director may have conflicting duties because they have a duty to both us and to Fund II, which retained ownership of certain of its properties. While Fund II is pursuing an orderly liquidation and will not be making any additional investments, some of its existing properties may be competitive with our properties. It is possible that the officers’ and directors’ fiduciary duty to Fund II, including, without limitation, their interests in Fund II, will conflict with what will be in the best interests of our company.
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
We may experience conflicts of interest with several members of our senior management team and board who have or may become limited partners in our Operating Partnership through the receipt of common units or long-term incentive plan units in our Operating Partnership (“LTIP units”) granted under our 2011 Equity Incentive Plan (the “2011 Plan”).
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
Our board of directors may create and issue a class or series of preferred stock without stockholder approval.  Subject to the rights of holders of Series A Preferred Stock and Series B Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series A Preferred Stock or Series B Preferred Stock, our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Subject to the rights of holders of Series A Preferred Stock and Series B Preferred Stock discussed above, our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
Certain provisions in the partnership agreement for our Operating Partnership may delay or prevent unsolicited acquisitions of us.  Provisions in the partnership agreement for our Operating Partnership could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

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

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. Only upon the approval of our stockholders, our board of directors may repeal the foregoing opt-outs from the business combination provisions of the MGCL and opt in to the control share provisions of the MGCL in the future.
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

Compensation awards to our management may not be tied to or correspond with our improved financial results or the stock price, which may adversely affect us.
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

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of existing stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
subject to the rights of holders of Series A Preferred Stock and of Series B Preferred Stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

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
Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under our 2011 Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of the shares of our common stock. Also, continuing investors in our IPO and the related formation transactions that hold common units are parties to an agreement that provides for registration rights. These registration rights required us to file a “shelf” registration statement covering all shares of our common stock for which their common units may be redeemed or exchanged pursuant to the partnership agreement of our Operating Partnership. A shelf registration statement covering these shares has been filed and is currently effective. The existence of shares of our common stock reserved for issuance under our 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, our board of directors authorized us to issue shares of common stock in our “at-the-market” offering program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common shares. In addition, future sales by us of our common stock may be dilutive to existing stockholders.
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
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which they traded when you acquired them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common stock or result in fluctuations in the market price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	our ability to comply with applicable financial covenants in our unsecured credit facility, unsecured term loans, unsecured private notes, and other loan agreements;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	the realization of any of the other risk factors presented in this report;

•	speculation in the press or investment community; and

•	general U.S. and worldwide market and economic conditions.
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
A significant portion of our properties have leases that expire in the next three years and we may be unable to renew leases, lease vacant space or re-lease space as leases expire.
Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2015, leases with respect to approximately 42.6% (excluding month to month leases, which comprises an additional 0.3%) of our total annualized base rental revenue will expire before December 31, 2018. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current average base rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re‑lease the space at attractive rental rates.
A property that incurs a vacancy could be difficult to sell or re-lease.
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
We may not have funding for future tenant improvements.
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
Real estate investments are not as liquid as other types of assets.
Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and other items that enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
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
As part of the formation transactions related to our IPO, we assumed existing liabilities of contributed operating companies and liabilities in connection with contributed properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions beyond the scope of our environmental insurance coverage, claims of tenants, vendors or other persons dealing with the entities prior to our IPO, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In addition, we may in the future acquire properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.
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
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties contain asbestos‑containing building materials.
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
Before acquiring a property, we typically obtain a preliminary assessment of environmental conditions at the property that meets certain specifications are often referred to as “Phase I environmental site assessment” or “Phase I environmental assessment.” It is intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. A Phase I environmental assessment generally includes an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but does not include soil sampling or subsurface investigations and typically does not include an asbestos survey. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that:

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
Under the ADA, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the ADA, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures.
Five of our properties are subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.
We own five of our properties through leasehold interests in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease.
In the future, our ground leases may contain certain provisions that may limit our ability to sell certain of our properties. In addition, in the future, in order to assign or transfer our rights and obligations under certain of our ground leases, we may be required to obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.
We also own two properties that benefit from payment in lieu of tax (“PILOT”) programs and to facilitate such tax treatment our ownership in this property is structured as a leasehold interest with the relevant municipality serving as lessor. With respect to such arrangements, we have the right to purchase the fee interest in the property for a nominal purchase price, so the risk factors set forth above for traditional ground leases are mitigated by our ability to convert such leasehold interests to fee interests. In the event of such a conversion of our ownership interests, however, any preferential tax treatment offered by the PILOT programs will be lost.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions.
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
In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment. Certain of our existing secured future indebtedness is, and future secured indebtedness may be, cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2015, we had total outstanding debt of approximately $987.2 million, including $56.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Covenants in our unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.
The terms of certain of our mortgage notes require us to comply with loan-to-collateral-value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage notes to make distributions to us or our other subsidiaries. In addition, our unsecured credit facility, unsecured term loans and unsecured notes require us to comply with loan-to-collateral-value ratios, debt service coverage ratios, leverage ratios, recourse indebtedness thresholds, fixed charge coverage ratios and tangible net worth thresholds and limits. Our existing loan covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, our unsecured credit facility, unsecured term loans and unsecured notes, will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes.
In addition, as of December 31, 2015, we had certain secured loans that are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. Moreover, our unsecured credit facility, unsecured term loans and unsecured notes contain, and future borrowing facilities may contain, certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be adversely affected.

We are a holding company and conduct all of our operations through our Operating Partnership. We do not have, apart from our ownership of our Operating Partnership, any independent operations. As a result, we will rely on distributions from our Operating Partnership to pay any dividends we might declare on our securities. We will also rely on distributions from our Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT status. The ability of subsidiaries of our Operating Partnership to make distributions to our Operating Partnership, and the ability of our Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. For example, our subsidiaries are party to mortgage notes that prohibit, in the event of default, their distribution of any cash to a related party, including our Operating Partnership. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make the distributions required to maintain our REIT status.
Financing arrangements involving balloon payment obligations may adversely affect us.
Most of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and, in the event that we do not have sufficient funds to repay the debt at maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time the balloon payment is due, we may not be able to refinance the existing financing on acceptable terms and may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties on disadvantageous terms or defaulting on the loan and permitting the lender to foreclose. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.
If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance or refinance our properties.
If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt or unsecured debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of any mortgaged properties. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rates, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
The characteristics of the properties within our portfolio as of December 31, 2015 and December 31, 2014 are shown in the table below:

Portfolio characteristics	December 31, 2015	December 31, 2014
Number of Buildings	291	248
Square Feet	54,712,384	47,024,076
Average Building Size (square feet)	188,015	189,613
Average Building Age (years)	28	29
Average Minimum and Maximum Clear Height (feet) (1)	25-29	26-29
Number of Tenants	266	227
Number of Leases	319	261
Average Lease Size (square feet)	163,884	170,890
(1) Excludes flex/office buildings
Our target properties fit into two general categories:

•	Warehouse/Distribution—properties generally 200,000 to 1,000,000 square feet in size with ceiling heights between 22 feet and 36 feet and used to store and ship various materials and products.

•	Light Manufacturing—properties generally 75,000 to 250,000 square feet in size with ceiling heights between 16 feet and 22 feet and used to manufacture all types of goods and products.
During the year ended December 31, 2015, we acquired 49 industrial buildings consisting of approximately 8.7 million square feet for approximately $427.3 million. These acquisitions have a weighted average remaining lease term of 5.4 years.

As of December 31, 2015, we owned the properties listed below. Except as otherwise noted in the footnotes, we own fee simple interests in all of the properties.

State	City	Number of Buildings	Asset Type(1)	Total Rentable Square Feet
Alabama
	Phenix City	1	Warehouse / Distribution	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	400,000
Arizona
	Phoenix	1	Warehouse / Distribution	102,747
California
	Camarillo	2	Warehouse / Distribution	732,606
Colorado
	Longmont	1	Warehouse / Distribution	159,611
	Golden	1	Warehouse / Distribution	227,500
	Grand Junction	1	Warehouse / Distribution	82,800
Connecticut
	Avon	1	Light Manufacturing	78,400
	East Windsor	1	Warehouse / Distribution	145,000
	North Haven	3	Warehouse / Distribution	824,727
Delaware
	Newark	2	Flex / Office	52,665
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Light Manufacturing	215,900
	Orlando	1	Warehouse / Distribution	155,000
	Pensacola	2	Flex / Office	38,029
Georgia
	Atlanta	1	Warehouse / Distribution	407,981
	Calhoun	1	Warehouse / Distribution	151,200
	Conyers	3	Warehouse / Distribution	572,921
	Dallas	1	Warehouse / Distribution	92,807
	LaGrange	1	Warehouse / Distribution	219,891
	Savannah	1	Warehouse / Distribution	504,200	(2) (3)
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,680
Idaho
	Idaho Falls	1	Warehouse / Distribution	90,300
	Pocatello	1	Flex / Office	43,353
Illinois
	Belvidere	9	Warehouse / Distribution	1,106,960
	DeKalb	1	Warehouse / Distribution	146,740
	Gurnee	2	Warehouse / Distribution	562,500
	Harvard	1	Light Manufacturing	126,304
	Libertyville	1	Warehouse / Distribution	251,961
	Libertyville	1	Flex / Office	35,141
	Machesney Park	1	Warehouse / Distribution	80,000
	Montgomery	1	Warehouse / Distribution	584,301
	Mt. Prospect	1	Warehouse / Distribution	87,380
	Sauk Village	1	Warehouse / Distribution	375,785
	South Holland	1	Warehouse / Distribution	202,902
	Woodstock	1	Light Manufacturing	129,803
Indiana
	Albion	7	Light Manufacturing	261,013
	Elkhart	2	Warehouse / Distribution	170,100
	Kendallville	1	Light Manufacturing	58,500
	Fort Wayne	1	Warehouse / Distribution	108,800
	Franklin	1	Warehouse / Distribution	703,496
	Goshen	1	Warehouse / Distribution	366,000
	Lafayette	3	Warehouse / Distribution	466,400

State	City	Number of Buildings	Asset Type(1)	Total Rentable Square Feet
Indiana (continued)	Marion	1	Warehouse / Distribution	249,600
	Mishawaka	1	Light Manufacturing	308,884
	Portage	1	Warehouse / Distribution	212,000	(3)
	South Bend	1	Warehouse / Distribution	225,000
Iowa
	Marion	1	Warehouse / Distribution	95,500
	Sergeant Bluff	1	Flex / Office	148,131
Kansas
	Kansas City	1	Light Manufacturing	56,580
	Lenexa	2	Warehouse / Distribution	276,219
	Parsons	1	Light Manufacturing	120,000
	Wichita	4	Warehouse / Distribution	293,310
Kentucky
	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Georgetown	1	Warehouse / Distribution	97,500
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	2	Warehouse / Distribution	497,820
Louisiana
	Shreveport	1	Warehouse / Distribution	420,259
Maine
	Belfast	5	Flex / Office	318,979
	Lewiston	1	Flex / Office	60,000
	Portland	1	Warehouse / Distribution	100,600
Maryland
	Hampstead	1	Warehouse / Distribution	1,035,249
	Sparks	2	Flex / Office	34,800
Massachusetts
	Chicopee	1	Warehouse / Distribution	217,000
	Malden	2	Light Manufacturing	109,943
	Norton	1	Warehouse / Distribution	200,000
	Stoughton	2	Warehouse / Distribution	250,213
Michigan
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	1	Warehouse / Distribution	301,317
	Holland	2	Warehouse / Distribution	463,000
	Holland	1	Light Manufacturing	177,062
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Marshall	1	Light Manufacturing	57,025
	Novi	2	Warehouse / Distribution	245,860
	Plymouth	1	Warehouse / Distribution	125,214
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
Minnesota
	Carlos	1	Light Manufacturing	196,270
	New Hope	1	Light Manufacturing	107,348
	Rogers	1	Warehouse / Distribution	386,724
	Savage	1	Warehouse / Distribution	244,050
Mississippi
	Jackson	2	Flex / Office	51,509
Missouri
	Kansas City	1	Warehouse / Distribution	226,576
	Hazlewood	1	Warehouse / Distribution	305,550
	O'Fallon	1	Warehouse / Distribution	77,000
Nevada
	Reno	1	Light Manufacturing	87,264
New Hampshire
	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391
New Jersey
	Burlington	2	Warehouse / Distribution	1,552,121

State	City	Number of Buildings	Asset Type(1)	Total Rentable Square Feet
New Jersey (continued)	Lopatcong	1	Warehouse / Distribution	87,500
	Piscataway	1	Warehouse / Distribution	228,000
New York
	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Gloversville	1	Flex / Office	26,529
	Johnstown	3	Warehouse / Distribution	169,602
	Johnstown	1	Light Manufacturing	42,325
North Carolina
	Charlotte	5	Warehouse / Distribution	1,349,599
	Charlotte	1	Light Manufacturing	123,333
	Durham	1	Warehouse / Distribution	80,600
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mooresville	1	Warehouse / Distribution	300,000
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	187,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Smithfield	1	Warehouse / Distribution	191,450
	Winston-Salem	1	Warehouse / Distribution	385,000
Ohio
	Boardman	1	Warehouse / Distribution	175,900
	Boardman	1	Light Manufacturing	95,000
	Canton	1	Warehouse / Distribution	398,000
	Cincinnati	1	Flex / Office	114,532	(4)
	Columbus	1	Warehouse / Distribution	186,000
	Dayton	1	Flex / Office	88,000
	Dayton	1	Warehouse / Distribution	205,761
	Fairborn	1	Warehouse / Distribution	258,680
	Gahanna	1	Warehouse / Distribution	383,000
	Hamilton	1	Warehouse / Distribution	245,000
	Macedonia	1	Warehouse / Distribution	201,519
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	517,150
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	2	Warehouse / Distribution	345,000
	Springfield	1	Warehouse / Distribution	350,500
	Strongsville	1	Warehouse / Distribution	161,984
	Streetsboro	1	Warehouse / Distribution	343,416
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	1	Warehouse / Distribution	150,974
Oklahoma
	Catoosa	1	Light Manufacturing	100,100	(3)
	Oklahoma City	1	Warehouse / Distribution	223,340
	Tulsa	1	Warehouse / Distribution	175,000
Oregon
	Gresham	1	Warehouse / Distribution	420,690
	Salem	2	Light Manufacturing	155,900
Pennsylvania
	Allentown	1	Warehouse / Distribution	289,900
	Elizabethtown	1	Warehouse / Distribution	206,236
	Lancaster	1	Warehouse / Distribution	240,529
	Mechanicsburg	3	Warehouse / Distribution	747,054
	New Kingston	1	Warehouse / Distribution	330,000
	Muhlenberg Townsh	1	Warehouse / Distribution	394,289
	O'Hara Township	1	Warehouse / Distribution	887,084

State	City	Number of Buildings	Asset Type(1)	Total Rentable Square Feet
Pennsylvania (continued)	Warrendale	1	Warehouse / Distribution	148,065
	Williamsport	1	Warehouse / Distribution	250,000
South Carolina
	Edgefield	1	Light Manufacturing	126,190
	Duncan	2	Warehouse / Distribution	787,380
	Greenville	1	Warehouse / Distribution	157,500
	Greenwood	2	Light Manufacturing	175,055
	Greer	4	Warehouse / Distribution	290,000
	Laurens	1	Warehouse / Distribution	125,000
	Orangeburg	1	Warehouse / Distribution	319,000
	Piedmont	3	Warehouse / Distribution	400,000
	Spartanburg	5	Warehouse / Distribution	635,740
	Simpsonville	2	Warehouse / Distribution	411,994
	Ware Shoals	1	Light Manufacturing	20,514
	West Columbia	1	Warehouse / Distribution	273,280
South Dakota
	Rapid City	1	Flex / Office	137,000
Tennessee
	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	235,855
	Jefferson City	1	Warehouse / Distribution	486,109
	Knoxville	1	Warehouse / Distribution	108,400
	Loudon	1	Warehouse / Distribution	104,000
	Madison	1	Warehouse / Distribution	418,406
	Mascot	1	Light Manufacturing	130,560
	Murfreesboro	1	Warehouse / Distribution	102,505
	Nashville	1	Warehouse / Distribution	150,000
	Portland	1	Warehouse / Distribution	414,043	(2)
	Vonore	1	Warehouse / Distribution	342,700
Texas
	Arlington	2	Warehouse / Distribution	290,132
	El Paso	6	Warehouse / Distribution	1,404,198	(3)
	Fort Worth	1	Warehouse / Distribution	101,500
	Garland	1	Light Manufacturing	253,900
	Garland	1	Warehouse / Distribution	164,914
	Houston	2	Warehouse / Distribution	352,834
	Houston	1	Light Manufacturing	185,000
	Waco	1	Warehouse / Distribution	66,400	(3)
Virginia
	Buena Vista	1	Light Manufacturing	172,759
	Chester	1	Warehouse / Distribution	100,000
	Fairfield	1	Light Manufacturing	75,221
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
Wisconsin
	Appleton	1	Light Manufacturing	113,379
	Chippewa Falls	2	Light Manufacturing	97,400
	De Pere	1	Warehouse / Distribution	200,000
	East Troy	1	Warehouse / Distribution	149,624
	Germantown	1	Warehouse / Distribution	202,500
	Janesville	1	Warehouse / Distribution	700,000
	Mayville	1	Light Manufacturing	339,179
	Milwaukee	2	Warehouse / Distribution	117,564
	New Berlin	2	Warehouse / Distribution	285,728
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	241,977
	Yorkville	1	Warehouse / Distribution	98,151
Totals		291		54,712,384

(1)	Flex / Office are properties that are generally 50,000 to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.

(2)	Subject to a PILOT agreement.

(3)	One of the buildings is subject to ground lease.

(4)	The parking lot utilized by the tenant adjacent to the property is subject to a ground lease.

As of December 31, 2015, 57 of our 291 buildings were encumbered by mortgage indebtedness totaling $230.7 million (excluding unamortized fair market value premiums). See Note 5 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III beginning on page F-46 for additional information.

Property Diversification
The following table and chart set forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of December 31, 2015:

Building Type	Number of Buildings	Square Feet	Occupancy(1)	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Warehouse/Distribution	223	48,374,300	96.0%	$182,255	86.8%
Light Manufacturing	47	5,189,416	98.5%	19,557	9.3%
Flex/Office	21	1,148,668	64.7%	8,218	3.9%
Total/weighted average	291	54,712,384	95.6%	$210,030	100.0%

(1)
Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

Geographic Diversification
The following table and chart set forth information relating to geographic diversification by region and state, respectively, in our portfolio based on total annualized base rental revenue as of December 31, 2015:

Region	Total Number of States	Total Number of Buildings	Regional Occupancy	% of Total Leased Square Feet	% of Total Annualized Base Rental Revenue
Midwest	10	119	94.4%	37.2%	36.7%
East	13	105	95.9%	37.4%	38.5%
South	9	55	96.2%	21.5%	19.3%
West	6	12	100.0%	3.9%	5.5%
Total/weighted average	38	291	95.6%	100.0%	100.0%

Industry Diversification

The following table and chart set forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2015:

Top Ten Tenant Industries	Total Number of Leases	Total Leased Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	43	6,695,668	$25,593	12.2%
Automotive	42	6,273,103	25,066	11.9%
Ind Equip, Component & Metals	39	5,428,365	22,563	10.8%
Food & Beverages	26	5,019,161	19,532	9.3%
Containers & Packaging	22	5,108,981	19,367	9.2%
Retail	13	3,240,980	11,156	5.3%
Personal Products	10	2,601,482	11,007	5.2%
Household Durables	11	2,882,427	10,166	4.8%
Non-Profit/Government	7	1,245,044	8,974	4.3%
Office Supplies	10	2,383,405	8,725	4.2%
Total	223	40,878,616	$162,149	77.2%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2015:

Top Ten Tenants	Number of Leases	Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
General Services Administration	1	1,048,631	$7,026	3.3%
XPO Logistics Supply Chain Inc	4	1,157,684	5,226	2.5%
Deckers Outdoor Corporation	2	723,106	4,067	1.9%
Solo Cup Company	1	1,035,249	3,810	1.8%
Exel Logistics	4	1,094,694	3,675	1.8%
International Paper Company	3	698,323	3,548	1.7%
Generation Brands, LLC	1	503,490	2,634	1.3%
American Tire Distributors	4	457,980	2,351	1.1%
Perrigo Holland	2	669,000	2,351	1.1%
Spencer Gifts, LLC	1	491,025	2,252	1.1%
Total	23	7,879,182	$36,940	17.6%

As of December 31, 2015, based upon our tenants’ public filings and our tenants’ internally prepared financial data, our tenants, guarantors, or their parents (including parents not guaranteeing any tenant lease obligations) had the following characteristics based on annualized base rent:

Credit	December 31, 2015
Tenants Publicly Rated	56.9%
Tenants Rated Investment Grade	28.8%
Tenant Revenue > $100 Million	88.0%
Tenant Revenue > $1 Billion	60.8%
Top Leases
The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of December 31, 2015:

Top Ten Leases	Leased Square Feet	% of Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
General Service Administration	1,048,631	2.0%	$7,026	3.3%
Solo Cup Company	1,035,249	2.0%	3,810	1.8%
XPO Logistics Supply Chain Inc	528,997	1.0%	2,777	1.3%
Generation Brands, LLC	503,490	1.0%	2,634	1.3%
International Paper Company	465,323	0.9%	2,517	1.2%
Deckers Outdoor Corporation	423,106	0.8%	2,379	1.1%
Spencer Gifts, LLC	491,025	0.9%	2,252	1.1%
Closetmaid Corporation	619,466	1.2%	2,053	1.0%
CareFusion 213, LLC	360,134	0.7%	1,956	0.9%
Archway Marketing Serv., Inc.	386,724	0.7%	1,858	0.9%
Total	5,862,145	11.2%	$29,262	13.9%

Scheduled Lease Expirations
As of December 31, 2015, our weighted average in place remaining lease term was approximately 4.0 years. For the year ended December 31, 2015, we have achieved approximately a 69.8% tenant retention rate for those tenants whose leases were scheduled to expire in 2015. The following table and chart set forth a summary of lease expirations for leases in place as of December 31, 2015, plus available space, for each of the ten calendar years beginning with 2016 and thereafter in our portfolio. The information in the table and chart assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet (1)	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue	Average Annualized Base Rental Revenue per Expiring Square Foot
Available	—	2,433,427	—	—	—	—
Month-to-month leases	8	181,490	0.3%	$627	0.3%	$3.45
2016	46	5,607,996	10.7%	23,803	11.3%	4.24
2017	50	7,176,749	13.7%	28,694	13.7%	4.00
2018	55	9,692,999	18.6%	37,029	17.6%	3.82
2019	42	7,825,545	15.0%	29,744	14.1%	3.80
2020	33	6,648,221	12.7%	29,514	14.1%	4.44
2021	28	4,929,104	9.4%	20,175	9.6%	4.09
2022	17	2,375,944	4.5%	9,482	4.5%	3.99
2023	11	2,382,466	4.6%	8,762	4.2%	3.68
2024	7	1,423,071	2.7%	5,690	2.7%	4.00
2025	7	1,335,563	2.6%	5,357	2.6%	4.01
Thereafter	15	2,699,809	5.2%	11,153	5.3%	4.13
Total/weighted average	319	54,712,384	100.0%	$210,030	100.0%	$4.02

(1)
During the three months ended June 30, 2015, we evaluated the rentable square feet in our portfolio, and determined that, in management's opinion, approximately 212,000 square feet is not considered leasable to a third party tenant and therefore is no longer included in rentable square feet.

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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Stockholders’ Meeting.
Market Information
Our common stock has been listed on the NYSE since April 15, 2011 and is traded under the symbol “STAG.” The closing share price for our common stock on February 22, 2016, as reported by the NYSE, was $16.29. For the year ended December 31, 2015, our total stockholder return was -19.59%.  The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

Quarter ended	High	Low	Dividends per common share(1)
December 31, 2015	$21.13	$18.01	$0.3450
September 30, 2015	$21.29	$16.66	$0.3450
June 30, 2015	$23.81	$19.89	$0.3375
March 31, 2015	$27.61	$22.28	$0.3375
December 31, 2014	$25.26	$20.65	$0.3300
September 30, 2014	$24.46	$20.57	$0.3300
June 30, 2014	$25.19	$23.05	$0.3150
March 31, 2014	$24.71	$19.75	$0.3150

(1)
On October 22, 2015, our board of directors declared the common stock dividend for the months ending January 31, 2016, February 29, 2016 and March 31, 2016 at a monthly rate of $0.115833 per share of common stock. On February 22, 2016 our board of directors declared the common stock dividend for the months ending April 30, 2016, May 31, 2016 and June 30, 2016 at a monthly rate of $0.115833 per share of common stock.

Holders of Our Common Stock
As of February 22, 2016, we had approximately 64 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.
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
Common Units and Recent Sales of Unregistered Securities
On January 22, 2015, in connection with our acquisition of a building, our Operating Partnership issued 812,676 common units of limited partnership. On December 11, 2015, in connection with our acquisition of another building, our Operating Partnership issued 51,607 common units of limited partnership. The issuance of the common units of limited partnership was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Operating Partnership relied on the exemption based on representations given by the recipients of the common units of limited partnership. Subject to certain restrictions, common units of limited partnership may be redeemed for cash or, at our election, our common stock on a one for one basis, subject to adjustment, as provided in the operating partnership agreement.
Additionally, during the year ended December 31, 2015, 2,400 common units of limited partnership held by certain limited partners of our Operating Partnership were redeemed for cash.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index, and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from April 15, 2011 to December 31, 2015 and assumes that $100 was invested in our common stock and in each index on April 15, 2011 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on April 15, 2011 with dividends reinvested
$240
$220
$200
$180
$160
$140
$120
$100
$80
$241.12
$193.88
$189.88
$171.99
$169.64
$157.97
$149.22
$161.24
$165.30
$120.69
$123.67
$102.48
$100
$97.16
$112.71
$94.05
04/15/2011
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
Period Ending
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

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
The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and the period from April 20, 2011 to December 31, 2011, have been derived from the audited financial statements of STAG Industrial, Inc. The selected historical Combined Statements of Operations data for the period from January 1, 2011 to April 19, 2011, has been derived from the audited Combined Financial Statements of the STAG Predecessor Group. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for all periods presented have been adjusted to reflect discontinued operations:

	STAG Industrial, Inc.					STAG Predecessor Group
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from April 20, 2011 to December 31, 2011	Period from January 1, 2011 to April 19, 2011
Statements of Operations Data:
Revenue
Total revenue	$218,633	$173,816	$133,893	$84,052	$41,116	$7,707
Expenses
Property	42,627	33,388	24,010	12,841	7,180	2,067
General and administrative	28,750	26,396	17,867	14,617	8,443	484
Property acquisition costs	4,757	4,390	3,427	4,218	1,088	—
Depreciation and amortization	112,545	88,057	67,556	42,427	21,325	2,345
Loss on impairments	29,272	2,840	—	622	—	—
Other expenses	1,048	803	621	339	294	—
Total expenses	218,999	155,874	113,481	75,064	38,330	4,896
Other income (expense)
Interest income	9	15	13	19	28	1
Interest expense	(36,098)	(25,109)	(20,319)	(16,110)	(11,829)	(3,825)
Gain on interest rate swaps	—	—	—	215	2,179	762
Formation transaction costs	—	—	—	—	(3,674)	—
Loss on extinguishment of debt	—	(686)	—	(929)	—	—
Gain on sales of rental property	4,986	2,799	—	—	—	—
Total other income (expense)	(31,103)	(22,981)	(20,306)	(16,805)	(13,296)	(3,062)
Net income (loss) from continuing operations	$(31,469)	$(5,039)	$106	$(7,817)	$(10,510)	$(251)
Total income (loss) attributable to discontinued operations	—	—	4,796	(2,382)	1,283	22
Net income (loss)	$(31,469)	$(5,039)	$4,902	$(10,199)	$(9,227)	$(229)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(2,066)	(1,014)	(620)	(3,720)	(3,396)
Less: preferred stock dividends	10,848	10,848	9,495	6,210	1,018
Less: amount allocated to unvested restricted stockholders	385	345	262	122	—
Net loss attributable to common stockholders	$(40,636)	$(15,218)	$(4,235)	$(12,811)	$(6,849)
Net loss per share from continuing operations attributable to the common stockholders	$(0.61)	$(0.28)	$(0.20)	$(0.44)	$(0.49)
Income (loss) per share from discontinued operation attributable to common stockholders	—	—	0.10	(0.07)	0.05
Net loss per share attributable to the common stockholders	$(0.61)	$(0.28)	$(0.10)	$(0.51)	$(0.44)
Balance Sheets Data (End of Period):
Rental property, before accumulated depreciation and amortization	$2,188,642	$1,809,895	$1,389,214	$1,059,715	$642,603	$—
Rental property, after accumulated depreciation and amortization	$1,837,489	$1,558,080	$1,222,360	$957,607	$585,547	$—
Total assets	$1,906,236	$1,629,317	$1,270,281	$1,005,124	$624,514	$—
Total debt	$987,180	$686,347	$556,091	$479,215	$296,779	$—
Total liabilities	$1,050,857	$737,793	$595,717	$515,664	$314,605	$—
Total equity	$855,379	$891,524	$674,564	$489,460	$309,909	$—
Other Data:
Dividend declared per common share	$1.365	$1.29	$1.20	$1.07	$0.7257	$—
Cash flow provided by operating activities	$121,707	$96,676	$82,687	$48,011	$14,666	$2,359
Cash flow used in investing activities	$(372,038)	$(421,713)	$(325,231)	$(417,203)	$(114,458)	$(581)
Cash flow provided by (used in) financing activities	$238,464	$342,225	$230,228	$371,700	$116,013	$(3,070)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 include the financial information of our company, our Operating Partnership and our subsidiaries.
Overview
We are a REIT focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. We endeavor to (i) identify properties that create relative value investments across all locations, single-tenant industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the NYSE under the symbol “STAG.”

We are organized and conduct our operations to qualify as a REIT under Sections 856 through 860 of the Code, and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.  We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

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
As of December 31, 2015, we owned 291 buildings in 38 states with approximately 54.7 million rentable square feet, consisting of 223 warehouse/distribution buildings, 47 light manufacturing buildings and 21 flex/office buildings. As of December 31, 2015, our buildings were approximately 95.6% leased to 266 tenants, with no single tenant accounting for more than approximately 3.3% of our total annualized rent and no single industry accounting for more than approximately 12.2% of our total annualized rent.
We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2015, we owned approximately 95.1% of the common equity of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.9%. We completed our IPO and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.
Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook
The outlook for our business remains positive, albeit on a moderated basis in light of equity market turmoil, mixed economic data, and continued asset appreciation. In December 2015, the Federal Reserve raised the federal funds target rate from a range of 0% to 0.25% to a range of 0.25% to 0.50% due to the Central Bank’s belief that the U.S. economy is in a strong position. The Central Bank commented that future rate hikes will be gradual and will likely remain below long-term rate expectations for some time. If interest rates continue to rise as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes.  This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

Other notable recent developments include the strength of the U.S. dollar versus competing currencies including the euro and yen, continued falling oil prices, and the slowdown in the Chinese economy.  A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals that support U.S. subsidiaries and operate U.S. industrial properties.  Oil price declines have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In China, policy decisions have hurt its equity and currency markets. Additionally, a slowing Chinese growth rate is decreasing demand for commodities and creating some uncertainty in the U.S. stock market. We note that exports to China make up less than 1% of U.S. gross domestic produce ("GDP") and consumer spending accounts for more than two-thirds. We believe our direct exposure to tenants in the oil and gas industry and the Chinese economy is limited. We will continue to monitor these trends for short-term and long-term impacts to our business.

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

Economic Indicators(1)	December 31, 2015	September 31, 2015	June 30, 2015	March 31, 2015	December 31, 2014
GDP Growth Rate	0.7%	2.0%	3.9%	0.6%	2.1%
Unemployment Rate	5.0%	5.1%	5.3%	5.5%	5.6%
Change in Non-Farm Employment (in thousands)	292.0	145.0	245.0	119.0	329.0
Consumer Confidence Index	96.3	102.6	99.8	101.4	93.1
Purchasing Managers Index (ISM)(2)	48.2%	50.2%	53.5%	51.5%	55.1%
10-year Treasury Yield	2.27%	2.06%	2.35%	1.94%	2.17%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	17,657	18,514	17,430	17,508	17,223
Manufacturing New Orders: Durable Goods (in millions)	225,400	232,015	236,611	236,671	226,739

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

Currently, the GDP growth, solid non-farm payrolls, record high U.S. total vehicle sales, and low interest rates are positive fundamental signs for industrial demand.  Expanding job count and the ongoing drop in unemployment rate suggests consumers will be spending more money in the foreseeable future.  On the negative side, we note that the ISM level dropped below 50, signaling contraction in the manufacturing sector for first time since late 2012, and consumer confidence surprisingly weakened. We believe these signal some caution in underlying economic strength; however, we still expect an increase in industrial activity and more demand for industrial space given the job growth, low-interest rate environment, and GDP growth.

We believe the recovery of the U.S. economy and specifically the improving dynamic for U.S. industrial production is expected to continue to increase demand for industrial space in the U.S.. Several trends and other factors contribute to the expected demand increase, including:

•
an increasing attractiveness of the U.S. as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e., the shortening and fattening of the supply chain);

•	the overall quality of the transportation infrastructure in the U.S.; and

•	the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space.

Furthermore, the lack of material speculative development in most of our markets and the more broad failure of supply to keep pace with demand in many of our markets may improve occupancy levels and rental rates in our owned portfolio. We believe, however, that industrial supply, more so than other real estate property type, has historically had a short lead time and can appear quickly. We have started to see a notable pick-up in development activity in a small number of the more active industrial markets, but this has yet to take firm hold on a broader scale. We will continue to monitor the supply demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters and other factors in these markets may affect our overall performance.

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of December 31, 2015, our buildings were approximately 95.6% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 16.4% and 4.6% during the year ended December 31, 2015, respectively. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of leases executed for the years ended December 31, 2015 and December 31, 2014.  The table does not include month-to-month leases or leases with initial terms less than 12 months.

	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot (1)	Cash Basis Rent Growth	GAAP Basis Rent Growth(2)(3)	Weighted Average Lease Term(4)

Year ended December 31, 2015
New Leases	1,439,366	$3.63	$3.49	$2.00	11.2%	16.4%	7.8
Renewal Leases	2,950,326	3.98	4.14	0.61	(1.0)%	4.6%	4.1
Total / weighted average	4,389,692	$3.87	$4.00	$1.06	1.6%	7.1%	5.4
Temporary Leases	1,356,770
Total Leasing Activity	5,746,462
Year ended December 31, 2014
New Leases	646,452	$4.02	$4.13	$1.14	6.5%	11.5%	5.8
Renewal Leases	4,288,760	3.79	3.84	0.72	5.0%	8.8%	3.6
Total / weighted average	4,935,212	$3.82	$3.87	$0.78	5.1%	9.0%	3.9
Temporary Leases	1,058,701
Total Leasing Activity	5,993,913

(1)
Turnover costs are comprised of the costs for improvements of vacant and renewal spaces, as well as the commissions for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
Excludes 414,334 square feet and 269,500 square feet of new leases, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the years ended December 31, 2015 and December 31, 2014, respectively.

(3)	GAAP basis rent growth is a ratio of the change in base rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.

(4)	The lease term is expressed in years. Assumes no exercise of lease renewal or termination options, if any.

Certain leases contain rental concessions. Any such rental concessions are accounted for on a straight-line basis over the term of the lease. The following table provides a summary of leases with rental concessions executed for the years ended December 31, 2015 and December 31, 2014, respectively. The table does not include month-to-month leases or leases with initial terms less than 12 months.

	Square Feet	Rental Concessions(1)	Weighted Average Lease Term (years)
Year ended December 31, 2015
New Leases	896,528	$730,558	4.2
Renewal Leases	300,000	169,610	7.2
Total/weighted average	1,196,528	$900,168	4.9
Year ended December 31, 2014
New Leases	189,252	$125,947	2.9
Renewal Leases	690,700	246,726	4.0
Total/weighted average	879,952	$372,673	3.8

(1)	Represents the total concession for the entire lease term.

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

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 11.3% of our annualized base rental revenue will expire during the period from January 1, 2016 to December 31, 2016, excluding month to month leases.  We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we did not assume that market rents would grow from our current property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases, thereby resulting in lower revenue from the same space.

As of December 31, 2015, we had approximately 2.4 million square feet of currently available space in our buildings. Of the approximately 4.9 million square feet of leases that expired during the year ended December 31, 2015, we have renewed approximately 3.4 million square feet of leases, resulting in a 69.8% tenant retention rate for the year ended December 31, 2015.  As of December 31, 2015, for the period January 1, 2016 to December 31, 2016, two of our top ten leases based on December 31, 2015 annualized base rental revenue will be expiring.  The Archway Marketing Services, Inc. lease for 386,724 square feet is scheduled to expire on October 14, 2016 and the Carefusion 213, LLC lease for 360,134 square feet is scheduled to expire on October 31, 2016. On February 5, 2016, our leasing team successfully executed a five year renewal with Archway Marketing Services, Inc. for the entire 386,724 square feet. Our leasing team has been in preliminary discussions on a possible renewal with Carefusion 213, LLC.
Tenant Retention
Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our historical retention since our initial public offering:

Historical Retention	Retention (1) %	Expiring Square Feet	Renewal Square Feet (2)	Cash Rollover Rent Change	GAAP Rollover Rent Change
April 20, 2011 to December 31, 2011	73.9%	514,476	380,136	1.0%	1.9%
Year ended December 31, 2012	82.0%	2,152,085	1,765,353	(0.9)%	1.2%
Year ended December 31, 2013	58.5%	2,811,984	1,646,283	3.6%	6.7%
Year ended December 31, 2014	69.7%	3,467,769	2,418,076	5.1%	9.4%
Year ended December 31, 2015	69.8%	4,938,386	3,444,670	4.2%	8.4%
Total/weighted average	69.5%	13,884,700	9,654,518	3.0%	6.4%

(1)	Retention is the square footage of expiring leases in the period that execute a lease renewal for a term greater than one year.

(2)	Represents leases in which revenue recognition commenced during the period.

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
Rental Property and Deferred Leasing Intangibles
Rental property is carried at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized.
For properties considered held for sale, we cease depreciating and amortizing the rental property and value the rental property at the lower of depreciated and amortized cost or fair value, less costs to dispose. We present qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under GAAP, the definition of discontinued operations a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The components of the property’s net income (loss) that are reflected as discontinued operations include operating results, depreciation and interest expense (if the property is subject to a secured loan). In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014. Prior to January 1, 2014, all properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.
We allocate the purchase price of business combinations of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles which includes in-place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The above and below market lease values are amortized into rental income over the remaining term plus the terms of bargain renewal options or assumed exercise of early termination options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships or assumed exercise of early termination options) as increases or decreases to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases are accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation or amortization expense over the shortened lease term.

The purchase price allocated to deferred leasing intangible assets are included in rental property on our Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in the deferred leasing intangibles on the our Consolidated Balance Sheets under the liabilities section.

In determining the fair value of the debt assumed, we discount the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate. The associated fair market value debt adjustment is amortized through interest expense over the life of the debt.
Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities, as discussed above. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.
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

Depreciation and amortization expense is computed using the straight-line method based on the following lives:

Building	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease
Above and below market leases and other deferred leasing intangibles	Terms of the related lease plus terms of bargain renewal options or assumed exercise of early termination options
Tenant relationships	Terms of the related lease plus estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Goodwill
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have not recorded any impairments through December 31, 2015.
Use of Derivative Financial Instruments
We record all derivatives on the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in the interest rate swaps by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying Consolidated Balance Sheets.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 4 in the accompanying Notes to Consolidated Financial Statements for the fair values of our debt. See Note 5 in the accompanying Notes to Consolidated Financial Statements for the fair values of our interest rate swaps.
We adopted fair value measurement provisions for our financial instruments recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Incentive and Equity-Based Employee Compensation Plans
We grant equity-based compensation awards to our employees and directors in the form of restricted shares of common stock, LTIP units, and outperformance programs. See Notes 6, 7 and 12 in the accompanying Notes to Consolidated Financial Statements for further discussion of restricted shares of common stock, LTIP units, and the outperformance programs, respectively. We measure equity-based compensation expense based on the fair value of the awards on the grant date and recognize the expense ratably over the vesting period.
Revenue Recognition
All current leases are classified as operating leases and rental revenue is recognized on a straight-line basis over the term of the lease (and expected bargain renewal terms) when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.
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

The following discussion of our results of our same store net operating income (“NOI”) should be read in conjunction with our Consolidated Financial Statements. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. We consider our same store portfolio to consist of only those buildings owned and operated at the beginning and at the end of both of the applicable periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions.  However, because we have generally acquired 100% occupied properties and grown the portfolio significantly every year since our initial public offering, our same store results do not represent a market portfolio with market occupancy.  Because we have above market occupancy, our same store results may look unfavorable at times as we trend to market levels.  We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  On January 1, 2014, we owned 209 buildings, and subsequent to the January 1, 2014, we sold 10 buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio. Therefore, there are 199 buildings which are considered our same store portfolio in the analysis below.  Same store occupancy decreased approximately 0.3% to 94.2% as of December 31, 2015 compared to 94.5% as of December 31, 2014.  The results of operations from acquisitions relates to the 92 buildings acquired after January 1, 2014 for an aggregate cost of approximately $852.3 million.
The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2015 and December 31, 2014 with respect to the buildings acquired and disposed of after January 1, 2014.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2015	2014	$	%	2015	2014	2015	2014	2015	2014	$	%
Revenue
Operating revenue
Rental income	$132,228	$131,332	$896	0.7%	$54,048	$18,121	$187	$17	$186,463	$149,470	$36,993	24.7%
Tenant recoveries	20,533	20,688	(155)	(0.7)%	11,133	2,919	—	—	31,666	23,607	8,059	34.1%
Other income	98	110	(12)	(10.9)%	27	31	379	598	504	739	(235)	(31.8)%
Total operating revenue	152,859	152,130	729	0.5%	65,208	21,071	566	615	218,633	173,816	44,817	25.8%
Expenses
Property	30,659	29,707	952	3.2%	11,968	3,681	—	—	42,627	33,388	9,239	27.7%
Net operating income (2)	$122,200	$122,423	$(223)	(0.2)%	$53,240	$17,390	$566	$615	176,006	140,428	35,578	25.3%
Other expenses
General and administrative									28,750	26,396	2,354	8.9%
Property acquisition costs									4,757	4,390	367	8.4%
Depreciation and amortization									112,545	88,057	24,488	27.8%
Loss on impairments									29,272	2,840	26,432	930.7%
Other expenses									1,048	803	245	30.5%
Total other expenses									176,372	122,486	53,886	44.0%
Total expenses									218,999	155,874	63,125	40.5%
Other income (expense)
Interest income									9	15	(6)	(40.0)%
Interest expense									(36,098)	(25,109)	(10,989)	43.8%
Loss on extinguishment of debt									—	(686)	686	(100.0)%
Gain on sales of rental property									4,986	2,799	2,187	78.1%
Total other income (expense)									(31,103)	(22,981)	(8,122)	35.3%
Net loss									$(31,469)	$(5,039)	$(26,430)	524.5%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(2,066)	(1,014)	(1,052)	103.7%
Net loss attributable to STAG Industrial, Inc.									$(29,403)	$(4,025)	$(25,378)	630.5%

(1)	Includes corporate sublease rental income and asset management fee income, which is separated for purposes of calculating NOI.

(2)
NOI for the combined same store portfolio and acquisitions and dispositions for the year ended December 31, 2015 and December 31, 2014 was $175.4 million and $139.8 million, respectively. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue
Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income increased by $0.9 million or 0.7% to $132.2 million for the year ended December 31, 2015 compared to $131.3 million for the year ended December 31, 2014. Approximately $2.6 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants, and approximately $2.0 million related to termination income recognized at two of the properties. These increases were partially offset by an approximately $2.2 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased approximately $1.5 million related to an increase in amortization of net above market leases.

Same store tenant recoveries decreased by $0.2 million or 0.7% to $20.5 million for the year ended December 31, 2015 compared to $20.7 million for the year ended December 31, 2014. The decrease was primarily attributable to one building where during the year ended December 31, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to the taxing authority directly. The real estate taxes were payable in arrears, and as such the expense and related recovery recorded for the year ended December 31, 2014 include 24 months of real estate taxes, which attributes to approximately $0.6 million of the decrease in recoveries during the year ended December 31, 2015, in which 12 months of real estate tax recoveries are recorded. Approximately $0.4 million of the decrease is attributable to vacancies, where the tenants had previously been reimbursing us for the related expenses. Approximately $0.4 million of the decrease related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon vacating the space at lease expiration for the year ended December 31, 2014, which did not recur during the year ended December 31, 2015. These decreases were partially offset due to increases in occupancies resulting in an increase in recoveries of $0.4 million, as well as a $0.5 million increase at several of our buildings where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority or where those buildings had previously been vacant. Additionally, there was a $0.3 million increase in tenant recoveries related to increases of real estate taxes levied by the related taxing authority.

Same store other income decreased by $12,000 or 10.9% to $98,000 for the year ended December 31, 2015 compared to $110,000 for the year ended December 31, 2014.
Same Store Operating Expenses
Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $1.0 million or 3.2% to $30.7 million for the year ended December 31, 2015 compared to $29.7 million for the year ended December 31, 2014. The increase is primarily attributable to an increase of $1.1 million in real estate taxes due to vacancies or to changes in lease terms where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly. Same store expenses increased by $0.7 million due to increased occupancy and increased utility usage and other repairs and maintenance costs at multiple properties, and $0.6 million due to an increase of real estate taxes levied by the related taxing authority. Same store expenses also increased by $0.1 million for bad debt expense recognized for one of our tenants. These increases were partially offset by a decrease of $0.6 million that is primarily attributable to one building where during the year ended December 31, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded by us for the year ended December 31, 2014 include 24 months of real estate taxes, as compared to the year ended December 31, 2015, in which 12 months of real estate taxes are recorded. As discussed in "Same Store Total Operating Revenue" above, we received reimbursement from the tenant for the full $0.6 million. Approximately $0.3 million of the decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.4 million of the decrease related to a property where we performed deferred repair and maintenance for a tenant that was necessary upon vacating the space at lease expiration for the year ended December 31, 2014, which did not recur during the year ended December 31, 2015. Same store expenses also decreased by $0.2 million due to real estate taxes that were reduced or abated by the taxing authority.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 92 buildings acquired and the 10 buildings sold after January 1, 2014:

				Contribution to NOI (in thousands)
				Year ended December 31,
Acquisitions/Dispositions	Square Feet	Buildings	Purchase/Sale Price (in thousands)	2015	2014
Acquired during the quarter ended
December 31, 2015	3,057,668	14	$138,086	$631	$—
September 30, 2015	2,509,084	18	$108,286	3,580	—
June 30, 2015	1,639,383	12	$83,808	3,906	—
March 31, 2015	1,485,717	5	$97,083	6,525	—
December 31, 2014	2,730,940	12	$135,531	11,738	1,437
September 30, 2014	3,469,080	18	$171,603	14,257	4,026
June 30, 2014	2,130,958	9	$80,967	6,944	4,329
March 31, 2014	975,275	4	$36,907	3,533	2,860
Disposed during the quarter ended
December 31, 2015	486,577	4	$13,415	2,314	1,804
September 30, 2015	321,810	2	$9,550	(189)	(353)
December 31, 2014	236,230	2	$5,850	1	2,908
September 30, 2014	181,838	1	$7,056	—	371
March 31, 2014	15,085	1	$475	—	8
Total				$53,240	$17,390

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and loss on impairments and other expenses.

Total other expenses increased $53.9 million or 44.0% for the year ended December 31, 2015 to $176.4 million compared to $122.5 million for the year ended December 31, 2014. The increase was primarily related to an increase of $24.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to an increase of $26.4 million in loss on impairments recorded due to the impairment of 13 buildings for the year ended December 31, 2015 compared to the impairment of one building for the year ended December 31, 2014 (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements). Approximately $2.4 million of the increase relates to an increase in general and administrative expenses, primarily related to non-cash compensation expense related to the 2015 equity grants for employees and independent directors, and other costs attributable to an increased number of employees (54 employees at December 31, 2014 compared to 68 employees at December 31, 2015), primarily salaries and payroll taxes, of approximately $6.3 million. This increase is offset by $3.9 million of severance costs that occurred in 2014 that did not occur in 2015 related to two executives (as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements). Property acquisition costs also increased by approximately $0.4 million due to six more acquisitions for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and other expenses increased by approximately $0.2 million due to increased state income taxes due to additional properties acquired during the year ended December 31, 2015.

Total Other Income (Expense)
Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $8.1 million or 35.3% to $31.1 million for the year ended December 31, 2015 compared to $23.0 million for the year ended December 31, 2014. The increase was primarily attributable to an $11.0 million increase in interest expense related to an overall increase in the weighted average interest rate and an increase in total average debt outstanding for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increases were a result of the issuance of unsecured notes and unsecured term loans during 2015; refer to Note 4 in the accompanying Notes to Consolidated Financial Statements for details.

Comparison of year ended December 31, 2014 to the year ended December 31, 2013
Our results of operations are affected by the acquisition and disposition activity during the 2014 and 2013 periods as described below. On January 1, 2013, we owned 172 buildings, and subsequent to January 1, 2013, we sold six buildings for which the results of operations are included in dispositions in table below and are not considered part of our same store. Therefore, there are 166 buildings which are considered our same store portfolio in the analysis below. Same store occupancy decreased 2.0% to 92.7% as of December 31, 2014 compared to 94.7% as of December 31, 2013. The results of operations from acquisitions relates to the 82 buildings acquired after January 1, 2013 for an aggregate cost of approximately $768.3 million.
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
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which prospectively changed the definition of a discontinued operation to a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  We early adopted the provision effective January 1, 2014. The results from buildings sold prior to January 1, 2014 are included in discontinued operations within the table below.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2014	2013	$	%	2014	2013	2014	2013	2014	2013	$	%
Revenue
Operating revenue
Rental income	$99,708	$100,356	$(648)	(0.6)%	$49,745	$15,988	$17	$—	$149,470	$116,344	$33,126	28.5%
Tenant recoveries	14,727	14,070	657	4.7%	8,880	2,279	—	—	23,607	16,349	7,258	44.4%
Other income	123	299	(176)	(58.9)%	18	8	598	893	739	$1,200	(461)	(38.4)%
Total operating revenue	114,558	114,725	(167)	(0.1)%	58,643	18,275	615	893	173,816	133,893	39,923	29.8%
Expenses
Property	22,898	21,207	1,691	8.0%	10,490	2,803	—	—	33,388	24,010	9,378	39.1%
Net operating income (2)	$91,660	$93,518	$(1,858)	(2.0)%	$48,153	$15,472	$615	$893	$140,428	$109,883	$30,545	27.8%
Other expenses (income)
General and administrative									26,396	17,867	8,529	47.7%
Property acquisition costs									4,390	3,427	963	28.1%
Depreciation and amortization									88,057	67,556	20,501	30.3%
Loss on impairment									2,840	—	2,840	100.0%
Other expenses									803	621	182	29.3%
Total other expenses									122,486	89,471	33,015	36.9%
Total expenses									155,874	113,481	42,393	37.4%
Other income (expense)
Interest income									15	13	2	15.4%
Interest expense									(25,109)	(20,319)	(4,790)	23.6%
Loss on extinguishment of debt									(686)	—	(686)	100.0%
Gain on sale of rental property									2,799	—	2,799	100.0%
Total other income (expense)									(22,981)	(20,306)	(2,675)	13.2%
Discontinued operations
Income attributable to discontinued operations									$—	$(509)	509	(100.0)%
Gain on sales of rental property									$—	$5,305	(5,305)	(100.0)%
Net income attributable to discontinued operations									$—	$4,796	$(4,796)	(100.0)%
Net income (loss)									$(5,039)	$4,902	$(9,941)	(202.8)%
Less: loss attributable to noncontrolling interest after preferred stock dividends									(1,014)	(620)	(394)	63.5%
Net income (loss) attributable to STAG Industrial, Inc.									$(4,025)	$5,522	$(9,547)	(172.9)%

(1)	Includes corporate sublease rental income and asset management fee income, which is separated for purposes of calculating NOI.

(2)
NOI for the combined same store portfolio and acquisitions and dispositions for the year ended December 31, 2014 and December 31, 2013 was $139.8 million and $111.5 million, respectively. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue
Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income decreased by $0.6 million or 0.6% to $99.7 million for the year ended December 31, 2014 compared to $100.4 million for the year ended December 31, 2013. Approximately $3.8 million of the decrease was primarily attributable to vacancies and tenants downsizing their spaces. These decreases were offset by $1.5 million of rental increases due to new leases, a net increase of $1.1 million primarily related to changes in rental rates on lease renewals and expansions, and $0.1 million related to termination income recognized at one of the properties. Additionally, same store rental income also increased $0.5 million related to a decrease in amortization of net above market leases.
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
Same store other income decreased by $0.2 million or 58.9% to $0.1 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013. This decrease is primarily a result of nonrecurring reimbursement of make ready repair costs from tenants that vacated and settlements received in 2013 from prior tenants for reimbursement of damages under the lease agreement.
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

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 82 buildings acquired and the six buildings sold after January 1, 2013:

				Contribution to NOI (in thousands)
				Year ended December 31,
Acquisitions/Dispositions	Square Feet	Buildings	Purchase/Sale Price (in thousands)	2014	2013
Acquired during the quarter ended
December 31, 2014	2,730,940	12	$135,531	$1,437	$—
September 30, 2014	3,469,080	18	$171,603	4,026	—
June 30, 2014	2,130,958	9	$80,966	4,329	—
March 31, 2014	975,275	4	$36,907	2,860	—
December 31, 2013	3,073,302	10	$96,374	9,321	710
September 30, 2013	1,948,260	6	$78,717	7,040	2,496
June 30, 2013	2,200,280	16	$107,697	9,659	5,851
March 31, 2013	1,806,546	7	$60,544	6,194	4,999
Disposed during the quarter ended
December 31, 2014	236,230	2	$5,850	2,908	778
September 30, 2014	181,838	1	$7,056	371	570
March 31, 2014	15,085	1	$475	8	68
Total				$48,153	$15,472

Total Other Expenses
Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and loss on impairments and other expenses.

Total other expenses increased $33.0 million or 36.9% for the year ended December 31, 2014 to $122.5 million compared to $89.5 million for the year ended December 31, 2013. The increase was primarily related to an increase of $20.5 million in depreciation and amortization as a result of the buildings acquired which increased the depreciable asset base. The increase was also attributable to a $8.5 million increase in general and administrative expenses related primarily to approximately $3.0 million of general and administrative expense for the accounting of the compensation associated with our former Chief Financial Officer’s decision to not renew his contract and enter into a one-year consulting agreement with our Company. The one-time charge of $3.0 million related to the acceleration of his share of our OPP as well as the accounting for his unvested LTIP units and associated dividends paid on unvested LTIP units, his salary, bonus and other benefits that will be provided to him during the term of his consulting agreement. Also included in the general and administrative expense increase is the acceleration of the vesting of the LTIP units in connection with the resignation of our former General Counsel during the year ended December 31, 2014 in the amount of $0.9 million, and also related to the compensation expense and other costs are attributable to an increase of 44 full-time employees at December 31, 2013, compared to 54 full-time employees at December 31, 2014. The increase was also attributable to an increase of $1.0 million to property acquisition costs due to the acquisition of 43 buildings during the year ended December 31, 2014 compared to the acquisition of 39 buildings during the year ended December 31, 2014, as well as $2.8 million in impairment loss as a result of the impairment recognized for one property during the year ended December 31, 2014; there was no impairment loss recognized for the year ended December 31, 2013. The remaining increase relates to an increase in other expenses of $0.2 million.
Total Other Income (Expense)
Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense increased $2.7 million, or 13.2%, to $23.0 million for the year ended December 31, 2014 compared to $20.3 million for the year ended December 31, 2013. The increase was primarily attributable to a $4.8 million increase in interest expense related to an overall increase in the weighted average interest rate and an increase in total average debt outstanding for the year ended December 31, 2014 compared to the year ended December 31, 2013. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements for details of debt transaction during 2014. The increase is also attributable to a loss on extinguishment of debt in connection with the refinancing of the Company’s unsecured debt. The increase is also offset by the $2.8 million gain on the sales of real estate related to properties located in Lexington, VA; Bellevue, OH; Auburn Hills, MI; and Tavares, FL that were sold during the year ended December 31, 2014.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(31,469)	$(5,039)	$4,902
Rental property depreciation and amortization	112,365	87,856	70,597
Loss on impairments	29,272	2,840	—
Gain on sales of rental property	(4,986)	(2,799)	(5,305)
FFO	$105,182	$82,858	$70,194
Preferred stock dividends	(10,848)	(10,848)	(9,495)
Amount allocated to unvested restricted stockholders	(385)	(345)	(262)
FFO attributable to common stockholders and unit holders	$93,949	$71,665	$60,437
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

The following table sets forth a reconciliation of our NOI for the periods presented to net loss, the nearest GAAP equivalent (in thousands):

	Year ended December 31,
	2015	2014	2013 (1)
Net income (loss)	$(31,469)	$(5,039)	$4,902
Asset management fee income	(379)	(598)	(893)
General and administrative	28,750	26,396	17,867
Property acquisition costs	4,757	4,390	3,427
Depreciation and amortization	112,545	88,057	70,597
Interest income	(9)	(15)	(13)
Interest expense	36,098	25,109	20,319
Loss on impairments	29,272	2,840	—
Loss on extinguishment of debt	—	686	—
Other expenses	1,048	803	621
Gain on sales of rental property	(4,986)	(2,799)	(5,305)
Corporate sub lease rental income	(187)	(17)	—
Net operating income	$175,440	$139,813	$111,522

(1)	Includes the results of discontinued operations. For the year ended December 31, 2013, excluding the results of discontinued operations, NOI was approximately $109.0 million.

Cash Flows
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following table summarizes our cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014 (dollars in thousands):

	Year ended December 31,		Change
	2015	2014	$	%
Net cash provided by operating activities	$121,707	$96,676	$25,031	25.9%
Net cash used in investing activities	$372,038	$421,713	$(49,675)	(11.8)%
Net cash provided by financing activities	$238,464	$342,225	$(103,761)	(30.3)%

Net cash provided by operating activities.  Net cash provided by operating activities increased $25.0 million to $121.7 million for the year ended December 31, 2015 compared to $96.7 million for the year ended December 31, 2014. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2014, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred during the years ended December 31, 2014 and December 31, 2015, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total average indebtedness outstanding and an overall increase in our weighted average interest rate.
Net cash used in investing activities.  Net cash used in investing activities decreased by $49.7 million to $372.0 million for the year ended December 31, 2015 compared to $421.7 million for the year ended December 31, 2014. The change is primarily attributable to the acquisition of 49 buildings for a total cash consideration of $377.8 million during the year ended December 31, 2015 compared to the acquisition of 43 buildings for a total cash consideration of $420.8 million during the year ended December 31, 2014. The decreased cash consideration for the 2015 acquisitions is due to $26.3 million of the acquisition consideration being in the form of assumed mortgages notes, $22.9 million in the form of issuances of common units of limited partnership, and $0.3 million of contingent consideration.
Net cash provided by financing activities.  Net cash provided by financing activities decreased $103.8 million to $238.5 million for the year ended December 31, 2015 compared to $342.2 million for the year ended December 31, 2014. This is primarily due to a decrease in net cash inflow from our unsecured credit facility of $125.5 million, a decrease in proceeds of sale of common stock of $241.8 million, and an increase in dividends and distributions paid of $21.3 million as a result of the increased number of shares and units outstanding as well as an $0.08 increase in the dividend paid per share during the year ended December 31, 2015 compared to the year ended December 31, 2014. Additionally, repayments of mortgage notes increased by $16.1 million primarily as a result of the immediate repayment of the mortgage notes that were assumed in connection with the acquisition of the Burlington, NJ and Laurens, SC properties. These decreases were offset by an increase of proceeds of $40.0 million from our unsecured notes as a result of the issuance of the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes on February 20, 2015 and the $100 million 3.98% Series F 7-year unsecured notes on December

15, 2015. Additionally, we had an increase of net cash inflow of $250.0 million from our unsecured term loans for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following table summarizes our cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013 (dollars in thousands):

	Year ended December 31,		Change
	2014	2013	$	%
Net cash provided by operating activities	$96,676	$82,687	$13,989	16.9%
Net cash used in investing activities	$421,713	$325,231	$96,482	29.7%
Net cash provided by financing activities	$342,225	$230,228	$111,997	48.6%

Net cash provided by operating activities. Net cash provided by operating activities increased $14.0 million to $96.7 million for the year ended December 31, 2014 compared to $82.7 million for the year ended December 31, 2014. The increase in cash provided by operating activities was primarily attributable to the increase in cash revenue net of expenses due in large part to the acquisition activity.  We had a net loss of $5.0 million for the year ended December 31, 2014 compared to net income of $4.9 million for the year ended December 31, 2013, but after adjusting the net income (loss) to reconcile to net cash provided by operating activities (excluding changes in assets and liabilities) the increase is $19.7 million. This is primarily a result of adding back depreciation and amortization of $88.1 million during the year ended December 31, 2014 compared to $70.6 million during the year ended December 31, 2013.
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
Liquidity and Capital Resources
We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities.  Operating cash flow is primarily rental revenue, expense recoveries from tenants, and other income from operations and is our principal source of funds that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT qualification. We look to the capital markets (equity, preferred equity, and debt) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt and equity financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of December 31, 2015, we had total immediate liquidity of approximately $421.6 million, comprised of $12.0 million of cash and $409.6 million of immediate availability on our unsecured credit facility and unsecured term loans.
In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the year ended December 31, 2015. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2015	Declaration Date	Per Share	Payment Date
December 31	July 21, 2015	$0.1150	January 15, 2016
November 30	July 21, 2015	0.1150	December 15, 2015
October 31	July 21, 2015	0.1150	November 16, 2015
September 30	May 4, 2015	0.1150	October 15, 2015
August 31	May 4, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$1.3650
On October 22, 2015, our board of directors declared the common stock dividend for the months ending January 31, 2016, February 29, 2016 and March 31, 2016 at a monthly rate of $0.115833 per share of common stock. On February 22, 2016, our board of directors declared the common stock dividend for the months ending April 30, 2016, May 31, 2016 and June 30, 2016 at a monthly rate of $0.115833 per share of common stock.
We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a rate of 9.0% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.25 per share). We also pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a rate of 6.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.65625 per share).  The table below sets forth the dividends on the Series A Preferred Stock and the Series B Preferred Stock during the year ended December 31, 2015:

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 22, 2015	$0.5625	$0.4140625	December 31, 2015
September 30	July 21, 2015	0.5625	0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$2.2500	$1.6562500

On February 22, 2016, our board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending March 31, 2016 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Indebtedness Outstanding
The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2015 (dollars in thousands):

Loan	Principal outstanding as of December 31, 2015		Interest Rate (2)	Current Maturity	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (1)	$56,000		L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	56,000

Unsecured term loans:
Unsecured Term Loan A	150,000		L + 1.65%	Mar-31-2022	ii
Unsecured Term Loan B	150,000		L + 1.70%	Mar-21-2021	ii
Unsecured Term Loan C (4)	—		L + 1.30%	Sep-29-2020	i
Total unsecured term loans	300,000

Unsecured notes:
Series A Unsecured Notes	50,000		4.98%	Oct-1-2024	ii
Series B Unsecured Notes	50,000		4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000		4.42%	Dec-30-2026	ii
Series D Unsecured Notes	100,000		4.32%	Feb-20-2025	ii
Series E Unsecured Notes	20,000		4.42%	Feb-20-2027	ii
Series F Unsecured Notes	100,000		3.98%	Jan-05-2023	ii
Total unsecured notes	400,000

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	3,229	(5)	6.05%	Jun-1-2016	iii
Webster Bank, National Association	5,513		4.22%	Aug-4-2016	iii
National Life Insurance Company	4,775	(5)	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,754	(5)	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,676	(5)	5.73%	May-05-2017	iii
Webster Bank, National Association	2,945		3.66%	May-29-2017	iii
Webster Bank, National Association	3,172		3.64%	May-31-2017	iii
Wells Fargo, National Association	4,115	(5)	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	57,171		6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	58,085		5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,401		5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	63,897		4.31%	Dec-1-2022	vii
Total mortgage notes	230,733
Total unamortized fair market value premiums	447	(6)
Total carrying value mortgage notes	231,180
Total / weighted average interest rate (7)	$987,180		4.07%

(1)	On September 29, 2015, the capacity of the unsecured credit facility was increased from $300.0 million to $450.0 million.

(2)
Current interest rate as of December 31, 2015. At December 31, 2015, the one-month LIBOR (“L”) was 0.42950% .  The current interest rate presented in the table above are not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premium.

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

(4)	Capacity of $150.0 million, in which we have until September 29, 2016 to draw the full amount.

(5)	The principal outstanding does not include an unamortized fair market value premiums.

(6)	Represents total unamortized fair market value premium for the mortgage notes referenced by Note (5) above.

(7)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of December 31, 2015 was approximately $544.0 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's unencumbered assets.

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
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2015, we were in compliance with the financial covenants in the credit agreement and loan agreements.
The chart below details our debt capital structure and financial ratios:

Debt Capital Structure and Financial Ratios	December 31, 2015	December 31, 2014
Total Debt (in thousands)	$987,180	$686,347
Weighted Average Duration	6.5 Years	6.9 Years
Weighted Average Interest Rate (1)	4.07%	4.04%
% Secured Debt	23%	33%
% Debt Maturing Next 12 Months	1%	—%
Net Debt to Real Estate Cost Basis (2)	45%	37%
Total Debt to Enterprise Value (3)	40%	28%

(1)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

(2)
Net debt is defined as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. Real estate cost basis is defined as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

Unsecured Credit Facility, Unsecured Term Loans and Unsecured Notes
The Unsecured Credit Facility provides for a facility fee payable by us to the lenders at a rate per annum of 0.2% to 0.35%, depending on our leverage levels, of the aggregate commitments (currently $450.0 million).  The facility fee is due and payable quarterly.
To the extent that we do not request advances on our Unsecured Term Loan C of the $150.0 million of aggregate commitments by September 29, 2016, the unadvanced commitments terminate, and we must pay the lenders a commitment termination fee of 0.50% of the terminated commitments. The Unsecured Term Loan C also provides for an unused fee payable by us to the lenders at a rate per annum of 0.175% of the unadvanced aggregate commitments (currently $150.0 million).  The unused fee began to accrue on November 29, 2015 and is due and payable monthly until the earlier of (i) the date that commitments of $150.0 million have been advanced or (ii) September 29, 2016. The Unsecured Term Loan C also provides for us to pay an annual fee of $50,000 to the lenders.
Covenants: Our ability to borrow, maintain borrowings and avoid default under the unsecured credit facility, the unsecured term loans, and unsecured notes is subject to our ongoing compliance with a number of financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•	a maximum secured leverage ratio of not greater than 0.40:1.00;

•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•	a maximum secured recourse debt level of not greater than 0.075:1.00;

•	a minimum fixed charge ratio of not less than 1.50:1.00;

•	a minimum unsecured interest ratio of not less than 1.75:1.00;

•	a minimum tangible net worth covenant test.
The respective Note Purchase Agreements additionally contain a financial covenant that requires us to maintain a minimum interest coverage ratio of 1.5:1.00.
Pursuant to the terms of our unsecured debt agreements, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.
Our unsecured debt agreements also contain operating covenants and restrictions. We were in compliance with all such restrictions and financial covenants as of December 31, 2015.
Events of Default:  Our unsecured credit facility and unsecured term loans contain customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the documents evidencing the unsecured credit facility and the unsecured term loans, cross-defaults to other material debt and bankruptcy or other insolvency events.
Borrower and Guarantors:    The Operating Partnership is the borrower under the unsecured credit facility, the unsecured term loans and is the issuer of the unsecured notes.  STAG Industrial, Inc. and certain of its subsidiaries guarantee the obligations under our unsecured debt agreements.
Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2015, specifically our obligations under long‑term debt agreements and ground lease agreements (dollars in thousands):

	Payments by Period
Contractual Obligations(1)(2)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Principal payments(3)	$986,733	$18,302	$153,996	$60,057	$754,378
Interest payments—Fixed rate debt (4)	199,776	29,928	49,584	40,346	79,918
Interest payments —Variable rate debt (4)(5)	69,794	10,454	24,959	25,580	8,801
Property lease (4)	4,046	838	1,426	1,584	198
Ground leases (4)	8,570	363	737	704	6,766
Other(4)(6)	225	150	75	—	—
Total	$1,269,144	$60,035	$230,777	$128,271	$850,061

(1)
From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was met at December 31, 2015 and the balance at December 31, 2015 was approximately $2.1 million.  The funding of these reserves is not included in the table above.

(3)	The total payments do not include approximately $0.4 million of unamortized fair market value premiums associated with certain mortgage notes.

(4)	This is not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $300.0 million current notional amount of our interest rate swaps, as discussed below.

(6)	Amounts relate to a credit monitoring fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc. (“Columbus Nova”).

Equity

Common Stock

The following sets forth our ATM common stock offering programs as of December 31, 2015, from which we may from time to time sell our common stock through sales agents:

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of December 31, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

The table below sets forth the activity for the ATM common stock offering programs during the year ended December 31, 2015 (in thousands, except share data):

	Year ended December 31, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	2,661,403	$21.63	$57,571	$864	$56,707
2014 $150 million ATM	795,000	$21.79	17,321	260	17,061
Total/weighted average	3,456,403	$21.67	$74,892	$1,124	$73,768
We did not undertake any underwritten public common stock offerings during the year ended December 31, 2015.
Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2015, we owned approximately 95.1% of the common units of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.9%.

On January 22, 2015, we acquired a property located in Burlington, NJ. As partial consideration for the property acquired, we granted 812,676 common units with a fair value of approximately $21.9 million based on our NYSE closing stock price on January 22, 2015. On December 11, 2015, we acquired a property located in Laurens, SC. As partial consideration for the property acquired, we granted 51,607 common units with a fair value of approximately $1.0 million based on our NYSE closing stock price on December 11, 2015. The number of common units granted was calculated based on the trailing 10-day average common stock price ending on the business day that immediately preceded the grant date. The fair value of the shares of the common units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of common units granted. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holders of the common units.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2015, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of December 31, 2015 (in thousands):

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount	Fair Value	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$61	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$72	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$71	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(560)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(302)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(598)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(212)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(200)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(220)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,130)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(85)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(217)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(242)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$272	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$527	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$363	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$260	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$156	1.3950%	One-month L	Sep-29-2020

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2015, the fair values of 13 of the 23 of our interest rate swaps were in an asset position of approximately $1.9 million and 10 interest rate swaps were in a liability position of approximately $3.9 million, excluding any adjustment for nonperformance risk related to these agreements.

As of December 31, 2015, we had $356.0 million of variable rate debt. As of December 31, 2015, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation.  We believe, however, that we are well positioned to be able to manage our business in an inflationary environment.  Specifically, our average lease duration is approximately 4.0 years and, on average, 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, we have long term liabilities averaging approximately 6.6 years when excluding our unsecured credit facility.  Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility.  Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs.  Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements
As of December 31, 2015, we had no material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2015, we had $356.0 million of outstanding variable rate debt, all of which, with the exception of $56.0 million of our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $56.0 million on the unsecured credit facility (the portion outstanding at December 31, 2015 not fixed by interest rate swaps) for the year ended December 31, 2015, our interest expense would have increased by approximately $0.6 million for the year ended December 31, 2015.

As of December 31, 2015, approximately $630.7 million of our consolidated borrowings bore interest at fixed rates (excluding $300.0 million of swapped interest rates), as shown in the future principal debt payment table below (dollars in thousands):

Debt	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate	$18,302	$25,048	$128,948	$1,988	$2,069	$454,378	$630,733	$629,381
Average interest rate on fixed rate debt	5.23%	5.21%	6.07%	4.31%	4.31%	4.41%	4.80%	—
Variable rate(1)	—	—	—	56,000	—	300,000	356,000	359,457
Total debt	$18,302	$25,048	$128,948	$57,988	$2,069	$754,378	$986,733	$988,838

(1)	Variable interest rate debt includes the $300.0 million variable rate debt that has been swapped to a fixed rate.
Item 8.  Financial Statements and Supplementary Data
The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
As of December 31, 2015, all items required to be disclosed in a Current Report on Form 8-K were reported on Form 8-K.

Employment Agreement

On February 25, 2016, the Company, the Operating Partnership and William R. Crooker executed an employment agreement, effective as of February 25, 2016 (the “Employment Agreement”), that provides for Mr. Crooker to serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company. The Employment Agreement has an initial term of one year. The term is automatically extended for successive one-year periods unless, not less than 60 days prior to the termination of the then current term, either party provides a notice of non-renewal to the other party.

The Employment Agreement provides for an initial annual base salary of $300,000 and an annual bonus in an amount to be determined by the Compensation Committee in its sole discretion in accordance with the Company’s customary practices, as more fully described in the Company’s most recent proxy statement filed with the Securities and Exchange Commission.

Pursuant to the Employment Agreement, Mr. Crooker is eligible to receive equity awards in the discretion of the Compensation Committee, subject to the terms of the Company’s 2011 Equity Incentive Plan (or other then effective incentive plan) and the applicable award agreement. The Employment Agreement also provides for participation in other employee benefit plans, insurance policies or contracts maintained by the Company relating to retirement, health, disability, vacation and other related benefits.

The Employment Agreement provides that upon the termination of employment either by the Company without “cause” or Mr. Crooker for “good reason,” or in the event that following a change of control the Company or its successor gives Mr. Crooker a notice of non-renewal within 12 months following the change of control, Mr. Crooker will be entitled to the following severance payments and benefits, subject to his timely execution of a general release in the Company’s favor:

•	a pro rata bonus based on the portion of the fiscal year elapsed at the time of termination;

•	a lump-sum cash payment equal to two times the sum of (1) Mr. Crooker’s then-current annual base salary; and (2) the bonus paid to Mr. Crooker for the most recently completed fiscal year;

•
the Company’s direct-to-insurer payment of any group health premiums or other insurance that Mr. Crooker would otherwise have been required to pay to obtain coverage under the Company’s group health and other insurance plans for a period of 18 months; and

•	immediate vesting of all outstanding equity-based awards (other than performance-based awards) held by Mr. Crooker.

In addition, the Employment Agreement provides that, upon termination of employment by death or disability, Mr. Crooker will be entitled to receive his accrued and unpaid then-current annual base salary as of the date of his death or disability, a bonus pro-rated through the date of his death or disability and the Company’s direct-to-insurer payment of any group health premiums or other insurance that Mr. Crooker would otherwise have been required to pay to obtain coverage under the Company’s group health and other insurance plans for a period of 18 months.

Mr. Crooker will be subject to a non-competition provision for the 12-month period following any termination of employment, except if the Company terminates his employment without “cause,” if the Company provides a notice non-renewal of the Employment Agreement or if Mr. Crooker terminates his employment for “good reason.”

Indemnification Agreement

The Company will enter into an indemnification agreement with Mr. Crooker that will require indemnification to the maximum extent permitted by Maryland law. The terms of his indemnification agreement will be substantially similar to the terms of the indemnification agreements between the Company and its other executive officers, a form of which has been filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11/A filed with the Securities and Exchange Commission on February 16, 2011 and is incorporated in this item by reference.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV.
Item 15.  Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as a part of this report.

2.	Financial Statement Schedules
The financial statement schedules required by this Item is filed with this report and is listed in the accompanying Index to Consolidated Financial Statements on page F-1. All other financial statement schedules are not applicable.

3.	Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(1)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(2)

Exhibit Number	Description of Document
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(3)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(4)
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.4	2011 Equity Incentive Plan(9)*
10.5	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013(10)*
10.60	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015(11)*
10.70	2015 Outperformance Program(12)*
10.80	Form of LTIP Unit Agreement(9)*
10.90	Amended and Restated Employment Agreement with Benjamin S. Butcher, dated May 4, 2015(13)*
10.10	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014(14)*
10.11	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(6)*
10.12	Employment Agreement with Jeffrey M. Sullivan, dated as of October 27, 2014(15)*
10.13	Employment Agreement with David G. King, dated April 20, 2011(6)*
10.14	Consulting Agreement with Gregory W. Sullivan, dated as of April 21, 2014(16)*
10.15	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(17)*
10.16	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(6)
10.17	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(3)
10.18	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(18)
10.19	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(18)
10.20	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended(19)
10.21
Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.22
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.23	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(22)
10.24
Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association and the other lenders party thereto(23)

10.25
Amended and Restated Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.26
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.27
Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.28
First Amendment to Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.29
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

Exhibit Number	Description of Document
10.30	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (24)
10.31	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (20)
10.32	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)
10.33	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (20)
10.34	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)
10.35	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (25)
12.1	Computation of ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.

(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.

(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.

(5)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.

(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.

(9)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.

(10)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.

(11)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 23, 2015.

(12)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.

(13)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 23, 2015.

(14)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 16, 2014.

(15)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on October 31, 2014.

(16)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 24, 2014.

(17)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.

(18)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

(19)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 26, 2014.

(20)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 19, 2014.

(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 22, 2014.

(24)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on March 25, 2014.

(25)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 25, 2016
/s/ Benjamin S. Butcher
	By:	Benjamin S. Butcher Chairman, Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of STAG Industrial, Inc., hereby severally constitute Benjamin S. Butcher and William R. Crooker, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable STAG Industrial, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature	Title

February 25, 2016	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 25, 2016	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 25, 2016	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 25, 2016	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 25, 2016	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 25, 2016	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 25, 2016	/s/ Hans S. Weger	Director
Hans S. Weger

February 25, 2016	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)
William R. Crooker

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of STAG Industrial, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of STAG Industrial, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2016

Part I. Financial Information
Item 1.  Financial Statements
STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Rental Property:
Land	$228,919	$191,238
Buildings and improvements, net of accumulated depreciation of $150,395 and $105,789, respectively	1,332,298	1,118,938
Deferred leasing intangibles, net of accumulated amortization of $200,758 and $146,026, respectively	276,272	247,904
Total rental property, net	1,837,489	1,558,080
Cash and cash equivalents	12,011	23,878
Restricted cash	8,395	6,906
Tenant accounts receivable, net	21,478	16,833
Prepaid expenses and other assets	24,996	22,661
Interest rate swaps	1,867	959
Total assets	$1,906,236	$1,629,317
Liabilities and Equity
Liabilities:
Unsecured credit facility	$56,000	$131,000
Unsecured term loans	300,000	150,000
Unsecured notes	400,000	180,000
Mortgage notes	231,180	225,347
Accounts payable, accrued expenses and other liabilities	25,662	21,558
Interest rate swaps	3,766	873
Tenant prepaid rent and security deposits	14,628	11,480
Dividends and distributions payable	8,234	7,355
Deferred leasing intangibles, net of accumulated amortization of $8,536 and $6,565, respectively	11,387	10,180
Total liabilities	1,050,857	737,793
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2015 and December 31, 2014	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2015 and December 31, 2014	70,000	70,000
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 68,077,333 and 64,434,825 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	681	644
Additional paid-in capital	1,017,394	928,242
Common stock dividends in excess of earnings	(334,623)	(203,241)
Accumulated other comprehensive loss	(2,350)	(489)
Total stockholders’ equity	820,102	864,156
Noncontrolling interest	35,277	27,368
Total equity	855,379	891,524
Total liabilities and equity	$1,906,236	$1,629,317
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2015	2014	2013
Revenue
Rental income	$186,463	$149,470	$116,344
Tenant recoveries	31,666	23,607	16,349
Other income	504	739	1,200
Total revenue	218,633	173,816	133,893
Expenses
Property	42,627	33,388	24,010
General and administrative	28,750	26,396	17,867
Property acquisition costs	4,757	4,390	3,427
Depreciation and amortization	112,545	88,057	67,556
Loss on impairments	29,272	2,840	—
Other expenses	1,048	803	621
Total expenses	218,999	155,874	113,481
Other income (expense)
Interest income	9	15	13
Interest expense	(36,098)	(25,109)	(20,319)
Loss on extinguishment of debt	—	(686)	—
Gain on sales of rental property	4,986	2,799	—
Total other income (expense)	(31,103)	(22,981)	(20,306)
Net income (loss) from continuing operations	$(31,469)	$(5,039)	$106
Discontinued operations
Loss attributable to discontinued operations	—	—	(509)
Gain on sales of rental property	—	—	5,305
Total income attributable to discontinued operations	$—	$—	$4,796
Net income (loss)	$(31,469)	$(5,039)	$4,902
Less: loss attributable to noncontrolling interest after preferred stock dividends	(2,066)	(1,014)	(620)
Net income (loss) attributable to STAG Industrial, Inc.	$(29,403)	$(4,025)	$5,522
Less: preferred stock dividends	10,848	10,848	9,495
Less: amount allocated to unvested restricted stockholders	385	345	262
Net loss attributable to common stockholders	$(40,636)	$(15,218)	$(4,235)
Weighted average common shares outstanding — basic and diluted	66,307,972	54,086,345	42,364,125
Loss per share — basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.61)	$(0.28)	$(0.20)
Income from discontinued operations attributable to common stockholders	—	—	0.10
Loss per share — basic and diluted	$(0.61)	$(0.28)	$(0.10)
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(31,469)	$(5,039)	$4,902
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(1,956)	(4,197)	4,405
Other comprehensive income (loss)	(1,956)	(4,197)	4,405
Comprehensive income (loss)	(33,425)	(9,236)	9,307
Net loss attributable to noncontrolling interest after preferred stock dividends	2,066	1,014	620
Other comprehensive (income) loss attributable to noncontrolling interest	95	268	(594)
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(31,264)	$(7,954)	$9,333
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Balance, December 31, 2012	$69,000	35,698,582	$357	$419,643	$(61,024)	$(371)	$427,605	$61,855	$489,460
Proceeds from sales of common stock	—	8,956,844	89	169,658	—	—	169,747	—	169,747
Issuance of series B preferred stock	70,000	—	—	—	—	—	70,000	—	70,000
Offering costs	—	—	—	(8,713)	—	—	(8,713)	—	(8,713)
Issuance of restricted stock, net	—	96,287	1	(1)	—	—	—	—	—
Issuance of common stock	—	10,478	—	—	—	—	—	—	—
Dividends and distributions, net	(9,495)	—	—	—	(51,880)	—	(61,375)	(8,330)	(69,705)
Non-cash compensation	—	—	—	1,360	—	—	1,360	1,609	2,969
Issuance of units	—	—	—	—	—	—	—	11,499	11,499
Redemption of common units to common stock	—	2,186	—	23	—	—	23	(23)	—
Rebalancing of noncontrolling interest	—	—	—	(4,931)	—	—	(4,931)	4,931	—
Other comprehensive income	—	—	—	—	—	3,811	3,811	594	4,405
Net income (loss)	9,495	—	—	—	(3,973)	—	5,522	(620)	4,902
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	14,406,376	144	316,548	—	—	316,692	—	316,692
Offering costs	—	—	—	(8,899)	—	—	(8,899)	—	(8,899)
Issuance of restricted stock, net	—	101,412	1	(1)	—	—	—	—	—
Issuance of common stock	—	13,446	—	—	—	—	—	—	—
Issuance of equity pursuant to outperformance program	—	43,657	1	(1,491)	—	—	(1,490)	1,015	(475)
Dividends and distributions, net	(10,848)	—	—	—	(71,491)	—	(82,339)	(4,361)	(86,700)
Non-cash compensation	—	—	—	1,924	—	—	1,924	5,355	7,279
Redemption of common units to common stock	—	5,105,584	51	54,681	—	—	54,732	(54,732)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(1,701)	(1,701)
Rebalancing of noncontrolling interest	—	—	—	(11,559)	—	—	(11,559)	11,559	—
Other comprehensive loss	—	—	—	—	—	(3,929)	(3,929)	(268)	(4,197)
Net income (loss)	10,848	—	—	—	(14,873)	—	(4,025)	(1,014)	(5,039)
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	3,456,403	35	74,857	—	—	74,892	—	74,892
Offering costs	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Issuance of restricted stock, net	—	79,384	1	(1)	—	—	—	—	—
Issuance of common stock	—	15,870	—	—	—	—	—	—	—
Dividends and distributions, net	(10,848)	—	—	—	(91,131)	—	(101,979)	(4,772)	(106,751)
Non-cash compensation	—	—	—	2,805	—	—	2,805	4,774	7,579
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	22,853	22,853
Rebalancing of noncontrolling interest	—	—	—	11,718	—	—	11,718	(11,718)	—
Other comprehensive loss	—	—	—	—	—	(1,861)	(1,861)	(95)	(1,956)
Net income (loss)	10,848	—	—	—	(40,251)	—	(29,403)	(2,066)	(31,469)
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,394	$(334,623)	$(2,350)	$820,102	$35,277	$855,379
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(31,469)	$(5,039)	$4,902
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,545	88,057	70,597
Loss on impairments	29,272	2,840	—
Non-cash portion of interest expense	1,262	1,337	1,081
Intangible amortization in rental income, net	8,526	6,253	6,544
Straight-line rent adjustments, net	(3,134)	(3,347)	(2,941)
Dividends on forfeited equity compensation	25	128	—
Loss on extinguishment of debt	—	686	—
Gain on sales of rental property	(4,986)	(2,799)	(5,305)
Non-cash compensation expense	7,578	7,314	2,970
Change in assets and liabilities:
Tenant accounts receivable, net	(1,334)	435	(1,515)
Restricted cash	(40)	(127)	(201)
Prepaid expenses and other assets	(3,155)	(2,588)	(2,774)
Accounts payable, accrued expenses and other liabilities	3,469	1,018	6,043
Tenant prepaid rent and security deposits	3,148	2,508	3,286
Total adjustments	153,176	101,715	77,785
Net cash provided by operating activities	121,707	96,676	82,687
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(291,949)	(333,983)	(256,799)
Additions of land and building and improvements	(16,329)	(11,891)	(6,321)
Acquisitions of other assets	(565)	—	—
Proceeds from sales of rental property, net	22,163	12,980	14,181
Restricted cash	(1,449)	27	(1,108)
Acquisition deposits, net	1,420	(2,020)	(150)
Acquisitions of deferred leasing intangibles	(85,329)	(86,826)	(75,034)
Net cash used in investing activities	(372,038)	(421,713)	(325,231)
Cash flows from financing activities:
Proceeds from sale of Series B Preferred Stock	—	—	70,000
Redemption of common units for cash	(64)	(1,701)	—
Proceeds from unsecured credit facility	300,750	426,500	158,500
Repayment of unsecured credit facility	(375,750)	(376,000)	(177,300)
Proceeds from unsecured term loans	150,000	200,000	100,000
Repayment of unsecured term loans	—	(300,000)	—
Proceeds from unsecured notes	220,000	180,000	—
Repayment of mortgage notes	(20,571)	(4,463)	(4,219)
Settlement of forward swap contracts	—	(358)	—
Payment of loan fees and costs	(3,672)	(4,431)	(1,949)
Dividends and distributions	(105,892)	(84,640)	(75,838)
Proceeds from sales of common stock	74,892	316,692	169,747
Offering costs	(1,229)	(8,899)	(8,713)
Withholding taxes for settlement of outperformance program	—	(475)	—
Net cash provided by financing activities	238,464	342,225	230,228
Increase (decrease) in cash and cash equivalents	(11,867)	17,188	(12,316)
Cash and cash equivalents—beginning of period	23,878	6,690	19,006
Cash and cash equivalents—end of period	$12,011	$23,878	$6,690
Supplemental disclosure:
Cash paid for interest	$32,440	$22,675	$19,272
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$22,853	$—	$11,499
Contingent consideration for acquisition of land and building and improvements	$(216)	$—	$—
Contingent consideration for acquisition of deferred leasing intangibles	$(84)	$—	$—
Contingent consideration liability acquired	$300	$—	$—
Additions to building and other capital improvements	$(565)	$—	$—
Transfer of other assets to building and other capital improvements	$565	$—	$—
Acquisitions of land and buildings and improvements	$(38,339)	$(3,743)	$(9,587)
Acquisitions of deferred leasing intangibles	$(11,199)	$(593)	$(1,912)
Change in additions of land and building and improvements included in accounts payable, accrued expenses, and other liabilities	$(182)	$(1,716)	$(435)
Assumption of mortgage notes	$26,267	$4,198	$—
Fair market value adjustment to mortgage notes acquired	$418	$138	$—
Change in loan fees and costs and offering costs included in accounts payable, accrued expenses, and other liabilities	$(24)	$(84)	$—
Dividends and distributions declared but not paid	$8,234	$7,355	$5,166
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2015 and December 31, 2014, the Company owned a 95.1% and 96.4%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2015, the Company owned 291 buildings in 38 states with approximately 54.7 million rentable square feet (square feet unaudited herein and throughout Notes), consisting of 223 warehouse/distribution buildings, 47 light manufacturing buildings and 21 flex/office buildings. The Company’s buildings were approximately 95.6% leased to 266 tenants as of December 31, 2015.

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
In January of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. Early adoption is permitted for all financial statements of fiscal years and interim periods that have not yet been issued. The adoption of ASU 2016-01 is not expected to materially impact the Company’s consolidated financial statements.
In September of 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual periods beginning after December 31, 2015 and for annual periods and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective with the interim period beginning July 1, 2015 and this standard did not have a material effect on the consolidated financial statements.
In April of 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). ASU 2015-03 requires incremental debt issuance costs paid to third parties other than the lender to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to this standard, debt issuance costs paid to third parties other than the lender were presented as an asset on the balance sheet. ASU 2015-03 is effective for the annual periods beginning after December 31, 2015 and for annual periods and interim periods within those years, with early adoption permitted. Upon the adoption of ASU 2015-03, the Company will present debt issuance costs paid to third parties other than the lender as a

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

direct deduction from the carrying value of the associated debt liability. In August of 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30), which clarified the presentation of debt issuance costs related to credit facility arrangements, given the absence of authoritative guidance within ASU 2015-03. Under ASU 2015-15, debt issuance costs paid to third parties other than the lender related to credit facilities may be presented in the balance sheet as an asset, regardless of whether there are any outstanding borrowings on the credit facility. Upon the adoption of ASU 2015-15, the Company will continue to present debt issuance costs paid to third parties other than the lender related to a credit facility as an asset on the accompanying Consolidated Balance Sheets.
In February of 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis (Topic 810), which amends the current consolidation model. Amendments include the modification of the evaluation of whether limited partnerships are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. This standard affects all reporting entities that are required to evaluate whether they should consolidate certain legal entities, and all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-02 is not expected to materially impact the Company’s consolidated financial statements.
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
Rental Property and Deferred Leasing Intangibles
Rental property is carried at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Significant renovations and betterments that extend the economic useful lives of assets are capitalized.
For properties considered held for sale, the Company ceases depreciating and amortizing the rental property and value the rental property at the lower of depreciated and amortized cost or fair value, less costs to dispose. The Company presents qualifying assets

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under GAAP, the definition of discontinued operations is a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The components of the property’s net income (loss) are reflected as discontinued operations include operating results, depreciation, amortization, and interest expense (if the property is subject to a secured loan).
The Company allocates the purchase price of business combinations of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles which includes in-place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The above and below market lease values are amortized into rental income over the remaining term plus the terms of bargain renewal options or assumed exercise of early termination options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company's evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods or assumed exercise of early termination options of the respective lease for tenant relationships) as increases or decreases to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases are accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation or amortization expense over the shortened lease term.

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
Depreciation and amortization expense is computed using the straight-line method based on the following lives:

Building	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease
Above and below market leases and other deferred leasing intangibles	Terms of the related lease plus terms of bargain renewal options or assumed exercise of early termination options
Tenant relationships	Terms of the related lease plus estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of $1.2 million, $10.3 million, $0.8 million, respectively, for the year ended December 31, 2015 and $1.0 million, $7.6 million, $0.5 million, respectively, for the year ended December 31, 2014.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Restricted Cash
Restricted cash may include tenant security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end.
Tenant Accounts Receivable, net
Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.1 million, respectively.
The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of December 31, 2015 and December 31, 2014, the Company had accrued rental income of approximately $16.1 million and $12.8 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. As of December 31, 2015 and December 31, 2014, the Company had an allowance on accrued rental income of $0 and $0, respectively.
As of December 31, 2015 and December 31, 2014, the Company had approximately $6.1 million and $6.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, the Company had approximately $4.1 million and $3.1 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2015 and December 31, 2014, the Company total liability associated with these lease security deposits was approximately $4.5 million and $3.5 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.
Deferred Costs
Deferred financing fees include costs incurred in obtaining debt that are capitalized and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The deferred financing fees are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees are removed from the books upon maturity of the underlying debt.
Leasing commissions include commissions and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commission are capitalized and amortized over the terms of the related leases (and bargain renewal terms or assumed exercise of early termination options) using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.
Goodwill
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments through December 31, 2015.
Use of Derivative Financial Instruments
The Company records all derivatives on the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in the interest rate swaps by entering into transactions with various high-quality counterparties. The Company’s exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying Consolidated Balance Sheets.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 4 for the fair values of the Company’s debt. See Note 5 for the fair values of the Company’s interest rate swaps.
The Company adopted fair value measurement provisions for its financial instruments recorded at fair value. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Offering Costs
Underwriting commissions and direct offering costs have been reflected as a reduction of additional paid-in capital. Indirect costs associated with equity offerings are expensed as incurred and included in general and administrative expenses on the accompanying Consolidated Statements of Operations.
Dividends
Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, our distributions include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment.
The Company paid approximately $6.2 million ($2.25 per share), $6.2 million ($2.25 per share) and $6.2 million ($2.25 per share) of Series A Preferred Stock dividends for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, that were treated as ordinary income for tax purposes.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company paid approximately $4.6 million (1.65625 per share), $4.6 million (1.65625 per share) and $3.3 million (1.173175 per share) of Series B Preferred Stock dividends for the years ended December 31, 2015 and December 31, 2014, and December 31, 2013, respectively, that were treated as ordinary income for tax purposes.
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	Year ended December 31,
	2015		2014		2013
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.777244	57.2%	$0.843245	65.9%	$0.9723	71.0%
Return of capital	0.582756	42.8%	0.436755	34.1%	0.3703	27.0%
Unrecaptured section 1250 capital gain	—	—%	—	—%	0.0137	1.0%
Other capital gain	—	—%	—	—%	0.0137	1.0%
Total (1)	$1.36000	100.0%	$1.280000	100.0%	$1.3700	100.0%

(1)
The December 2013 monthly common stock dividend of $0.10 per share was included in the stockholder’s 2014 tax year. The December 2014 monthly common stock dividend of $0.11 per share was included in the stockholder’s 2015 tax year. The December 2015 monthly common stock dividend of $0.115 per share will be included in the stockholder’s 2016 tax year.

Revenue Recognition

All current leases are classified as operating leases and rental revenue is recognized on a straight-line basis over the term of the lease (and expected bargain renewal terms or assumed exercise of early termination options) when collectability is reasonably assured. Differences between rental revenue earned and amounts due under the lease are charged or credited, as applicable, to accrued rental revenue. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

The Company earns revenue from asset management fees, which are included on the accompanying Consolidated Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, was approximately $10.2 million for the year ended December 31, 2015, $10.2 million for the year ended December 31, 2014, and $9.4 million for the year ended December 31, 2013. These amounts would have been the maximum expense of the Company had the tenants not met their contractual obligations for these periods.

Termination Income

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.
On October 20, 2015, the tenant at the Dayton, OH property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective October 31, 2016 and required the tenant to pay a termination fee of approximately $0.2 million. The termination fee is being recognized on a straight-line basis from October 20, 2015 through the relinquishment of the space on October 31, 2016 and approximately $54,000 is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.
On October 19, 2015, the Company entered into a lease termination agreement with the tenant located at the Southfield, MI building. The agreement provided that the tenant’s lease terminated effective October 19, 2015 and required the tenant to pay a termination fee of approximately $0.9 million. The full termination fee is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

On December 17, 2014, the Company entered into the first amendment to the lease with the tenant located at the Belfast, ME buildings. The terms of the amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant was required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of approximately $2.1 million, and the Company received the termination fee payment in full on September 23, 2015. This termination fee along with the reimbursement of certain miscellaneous costs per the lease amendment was being recorded on a straight-line basis from December 17, 2014 through the relinquishment of the space on November 30, 2015. On May 18, 2015, the Company entered into a second lease amendment with the tenant. The terms of the second lease amendment accelerated the termination of 35,295 square feet of the previously terminated square feet to April 30, 2015. The Company recognized the termination fee associated with the 35,295 square feet through the shortened lease life of April 30, 2015. The Company recognized the remaining termination fee over the shortened lease life of the remaining 193,633 square feet through November 30, 2015. The termination fee of approximately $2.0 million and $0.1 million are included in rental income on the accompanying Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014, respectively.
On October 29, 2014, the Company entered into a lease termination agreement with the tenant located at the Tavares, FL building. The agreement provided that the tenant’s lease terminated effective December 30, 2014 and required the tenant to pay a termination fee of approximately $2.4 million including reimbursement of costs related to the sale of the property; refer to Note 3 for further details of the sale of the property. The full termination fee is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2014.
On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at the Creedmoor, NC building. The agreement provided that the tenant’s lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of $2.5 million. The termination fee is included in loss attributable to discontinued operations on the accompanying Consolidated Statements of Operations for the year ended December 31, 2013 as the property was sold on October 31, 2013 to an unaffiliated third party.
Gain on Sales of Rental Property

The timing of the recognition of gain on sales of rental property is measured against various criteria related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.
Incentive and Equity-Based Employee Compensation Plans
The Company grants equity-based compensation awards to its employees and directors in the form of restricted shares of common stock, LTIP units, and outperformance programs. See Notes 6, 7 and 13 for further discussion of restricted shares of common stock, LTIP units, and the outperformance programs, respectively. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.
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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes.  On August 25, 2015, the Company's TRS acquired two vacant land parcels in connection with the Libertyville, IL acquisition. During the year ended December 31, 2015, the Company's TRS recognized a net loss of $25,000, which has been included on the accompanying Consolidated Statements of Operations. The TRS did not have any activity during the years ended December 31, 2014 and December 31, 2013.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles net income (loss) to taxable income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively (in thousands):

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(31,469)	$(5,039)	$4,902
Book/tax differences from depreciation and amortization	63,083	50,026	46,389
Above/Below market lease amortization	8,526	6,253	6,544
Loss on impairments	29,272	2,840	—
Book/tax difference on termination income	(1,815)	1,994	—
Offering costs	—	—	27
Book/tax difference on property acquisition costs	4,400	4,279	3,427
Loss on extinguishment of debt	—	686	—
Book/tax difference on accrued bonus payment	(337)	941	440
Book/tax difference on bad debt expense	2	104	19
Book/tax difference on non-cash compensation	4,662	4,706	1,846
Book/tax difference on gain on sales of rental property	(10,653)	(4,695)	(3,915)
Straight-line rent adjustments, net	(3,405)	(3,255)	(2,941)
Book/tax difference on non-cash portion of interest expense	1,266	979	(106)
Book/tax difference on prepaid rent of Sec. 467 leases	1,887	—	—
Other book/tax differences, net	180	78	28
Loss attributable to noncontrolling interest	(3,011)	(3,414)	(7,785)
Taxable income subject to distribution requirement(1)	$62,588	$56,483	$48,875

(1)	The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.9 million, $0.6 million and $0.6 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2015, December 31, 2014 and December 31, 2013, there were no liabilities for uncertain tax positions.
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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Concentration of credit risk may also arise when the Company enters into leases with multiple tenants concentrated in the same industry, or into a significant lease or multiple leases with a single tenant, or tenants are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk through financial statement review, tenant management calls, and press releases. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Real Estate
The following table summarizes the components of rental property as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Land	$228,919	$191,238
Buildings, net of accumulated depreciation of $104,297 and $75,116, respectively	1,232,360	1,042,086
Tenant improvements, net of accumulated depreciation of $26,283 and $20,943, respectively	23,586	22,619
Building and land improvements, net of accumulated depreciation of $19,815 and $9,730, respectively	76,352	54,233
Deferred leasing intangibles, net of accumulated amortization of $200,758 and $146,026, respectively	276,272	247,904
Total rental property, net	$1,837,489	$1,558,080

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2015 and December 31, 2014:

Year ended December 31, 2015
Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	83,808
Macedonia, OH	201,519	1	12,192
Novi, MI	125,060	1	8,716
Grand Junction, CO	82,800	1	5,254
Tulsa, OK	175,000	1	13,000
Chattanooga, TN	646,200	3	21,160
Libertyville, IL	287,102	2	11,121
Greer, SC	290,000	4	9,025
Piedmont, SC	400,000	3	12,000
Belvidere, IL	100,000	1	5,938
Conyers, GA	201,403	1	9,880
Three months ended September 30, 2015	2,509,084	18	108,286
Durham, NC	80,600	1	4,200
Charlotte, NC	124,680	1	5,423
Shreveport, LA	420,259	1	11,000
Dayton, OH	205,761	1	8,803
West Allis, WI	241,977	4	9,900
Loudon, TN	104,000	1	5,375
Garland, TX	164,914	1	7,600
Laurens, SC	125,000	1	5,535
Lancaster, PA	240,529	1	9,350
Grand Rapids, MI	301,317	1	9,400
Burlington, NJ	1,048,631	1	61,500
Three months ended December 31, 2015	3,057,668	14	138,086
Year ended December 31, 2015	8,691,852	49	$427,263

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2014
Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Allentown, PA	289,900	1	$11,942
Nashua, NH	337,391	1	11,575
Strongsville, OH	161,984	1	8,125
Columbus, OH	186,000	1	5,265
Three months ended March 31, 2014	975,275	4	36,907
Savannah, GA	504,200	1	16,200
Garland, TX	253,900	1	8,937
West Chester, OH	245,000	1	11,588
Calhoun, GA	151,200	1	4,100
Hebron, KY	109,000	1	6,000
Houston, TX	151,260	1	8,580
East Troy, WI	149,624	1	6,936
Jefferson City, TN	486,109	1	14,350
New Berlin, WI	80,665	1	4,275
Three months ended June 30, 2014	2,130,958	9	80,966
Savage, MN	244,050	1	9,300
Charlotte, NC	101,591	1	4,100
Charlotte, NC	166,980	1	5,000
Mountain Home, NC	146,014	1	4,340
El Paso, TX	211,091	1	12,972
El Paso, TX	183,741	1	11,461
El Paso, TX	360,134	1	20,501
El Paso, TX	239,131	1	13,305
Chester, VA	100,000	1	4,906
Mechanicsburg, PA	259,200	1	8,403
Mechanicsburg, PA	235,200	1	10,759
Mechanicsburg, PA	330,000	1	14,481
Mechanicsburg, PA	252,654	1	11,617
Mason, OH	116,200	1	7,242
Longmont, CO	159,611	1	13,850
Reno, NV	87,264	1	6,366
Lenexa, KS	276,219	2	13,000
Three months ended September 30, 2014	3,469,080	18	171,603
Yorkville, WI	98,151	1	6,175
Fort Wayne, IN	108,800	1	4,311
Murfreesboro, TN	102,505	1	4,700
Gurnee, IL	338,740	1	15,660
Germantown, WI	202,500	1	9,300
Elizabethtown, PA	206,236	1	8,250
Camarillo, CA	309,500	1	21,528
Camarillo, CA	423,106	1	32,973
Conyers, GA	145,262	1	4,360
Winston-Salem, NC	385,000	1	14,900
Houston, TX	185,000	1	7,000
Spartanburg, SC	226,140	1	6,375
Three months ended December 31, 2014	2,730,940	12	135,531
Year ended December 31, 2014	9,306,253	43	$425,007

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2015 and December 31, 2014, respectively, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2015			Year ended December 31, 2014
Acquired assets and liabilities	Purchase price (in thousands)		Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$45,117		N/A	$58,225	N/A
Buildings	256,970		N/A	253,708	N/A
Tenant improvements	7,705		N/A	6,691	N/A
Building and land improvements	20,712		N/A	19,102	N/A
Deferred leasing intangibles - In-place leases	58,109		5.6	57,199	4.7
Deferred leasing intangibles - Tenant relationships	31,390		8.0	28,811	7.3
Deferred leasing intangibles - Above market leases	11,135		7.3	7,249	5.3
Deferred leasing intangibles - Below market leases	(4,022)		5.2	(5,840)	5.3
Above market assumed debt adjustment	(418)		1.4	(138)	2.8
Other assets	565		N/A	—	N/A
Total purchase price	427,263			425,007
Less: Mortgage notes assumed	(26,267)			(4,198)
Less: Contingent consideration	(300)	(1)		—
Net assets acquired	$400,696			$420,809

(1)
In connection with the acquisition of the property located in West Allis, WI, the Company withheld $0.3 million that was otherwise due and payable to the seller. Under the terms of the purchase and sale agreement, the Company will pay the full amount to the seller by December 4, 2020, subject to the performance of the tenant under the in-place lease agreement.

On January 22, 2015, the Company acquired a property located in Burlington, NJ for approximately $34.9 million. As consideration for the property acquired, the Company (i) granted 812,676 Other Common Units with a fair value of approximately $21.9 million, (ii) paid approximately $1.2 million in cash, (iii) and assumed an approximately $11.8 million mortgage note. The mortgage note was paid in full immediately subsequent to the acquisition. On December 11, 2015, the Company acquired a property located in Laurens, SC for approximately $5.5 million. As consideration for the property acquired, the Company (i) granted 51,607 Other Common Units with a fair value of approximately $1.0 million, (ii) paid approximately $0.6 million in cash, (iii) and assumed an approximately $3.9 million mortgage note. The mortgage note was paid in full immediately subsequent to the acquisition. For a discussion of the method used to determine the fair value of the Other Common Units issued, see Note 7.

On October 22, 2014, the Company assumed a mortgage note of approximately $4.2 million in connection with the acquisition of the property located in Yorkville, WI. On June 25, 2015, the Company assumed a mortgage note of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC. On September 29, 2015, the Company assumed a mortgage note of approximately $5.7 million in connection with the acquisition of the property located in Conyers, GA. For a discussion of the method used to determine the fair value of the mortgage notes, see Note 4.

The table below sets forth the results of operations for the properties acquired during the year ended December 31, 2015, included in the Company’s Consolidated Statements of Operations from the date of acquisition:

Results of operations (in thousands)	Year ended December 31, 2015
Revenue	$17,879
Property acquisition costs	$4,382
Net loss	$(3,052)

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth pro forma information for the years ended December 31, 2015 and December 31, 2014, respectively. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands) (1)	Year ended December 31, 2015
Total revenue	$243,623
Net loss	$(29,403)	(2)
Net loss attributable to common stockholders	$(38,671)

Pro Forma (in thousands) (3)	Year ended December 31, 2014
Total revenue	$242,205
Net loss	$(19,919)	(2)
Net loss attributable to common stockholders	$(29,147)

(1)
The unaudited pro forma information for the year ended December 31, 2015 is presented as if the properties acquired during the year ended December 31, 2015 had occurred at January 1, 2014, the beginning of the reporting period prior to acquisition.

(2)
The net loss for the year ended December 31, 2015 excludes approximately $4.4 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2015, and the net loss for the year ended December 31, 2014 was adjusted to include these acquisition costs. Net loss for the year ended December 31, 2014 excludes approximately $4.2 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2014.

(3)
The unaudited pro forma information for the year ended December 31, 2014 is presented as if the properties acquired during the year ended December 31, 2015 and the properties acquired during the year ended December 31, 2014 had occurred at January 1, 2014 and January 1, 2013, respectively, the beginning of the reporting period prior to acquisition.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Dispositions
The following tables summarize the dispositions of the Company during the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (in thousands, except for square feet and building count). All of the dispositions were accounted for under the full accrual method.

Year ended December 31, 2015
Property Location	Quarter Disposed	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
Hazelwood, MO (1)	Q3'15	242,630	1	$4,413	$4,400	$4,267	$(146)
Round Rock, TX (2)	Q3'15	79,180	1	3,060	5,150	4,919	1,859
Southfield, MI (3)	Q4'15	113,000	1	4,762	8,475	8,077	3,315
Johnstown, NY (4)	Q4'15	—	—	47	25	24	(23)
Jefferson, NC (5)	Q4'15	103,577	2	1,001	1,000	966	(35)
Milwaukee, WI (6)	Q4'15	270,000	1	3,894	3,915	3,910	16
Total		808,387	6	$17,177	$22,965	$22,163	$4,986

(1)
The building contributed approximately $13,000, $25,000 and $31,000 to total revenue and approximately $0.3 million (exclusive of the loss on impairment and the loss on sale of rental property), $0.5 million and $0.5 million to net loss during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(2)
The building contributed approximately $0.1 million, $0.2 million and $2,000 to total revenue and approximately $27,000 (exclusive of the gain on sale of rental property), $0.1 million and $0.2 million to net loss during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(3)
On October 19, 2015, the Company entered into a lease termination agreement with the tenant located at the building in Southfield, MI. The agreement provided that the tenant’s lease termination was contingent upon the sale of the building and required the tenant to pay a termination fee of $0.9 million. The building was sold on October 19, 2015 and the lease was terminated. The building contributed approximately $0.7 million (exclusive of termination income and acceleration of straight line rent and above market rent), $0.9 million and $0.6 million to total revenue and approximately $0.2 million (exclusive of termination income and acceleration of straight line rent and lease intangibles and the gain on the sale of rental property), $0.2 million and $0.1 million to net income during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

(4)
The Company sold a two acre vacant land parcel which did not contribute any revenue nor net income (loss) during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(5)
The building contributed approximately $0.4 million, $0.4 million and $0.4 million to total revenue and approximately $0.3 million (exclusive of the loss on impairment and the loss on sale of rental property), $0.2 million and $0.2 million to net income during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(6)
The building contributed approximately $0.8 million, $0.8 million and $0.8 million to total revenue and approximately $0.6 million (exclusive of the loss on impairment and the gain on sale of rental property), $0.6 million and $0.6 million to net income during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Year ended December 31, 2014
Property Location	Quarter Disposed	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain (Loss) on Sale
Lexington, VA	Q1'14	15,085	1	$423	$475	$473	$50
Bellevue, OH(1)	Q3'14	181,838	1	4,915	7,056	7,019	2,104
Auburn Hills, VA(2)	Q4'14	87,932	1	2,343	3,350	3,116	773
Tavares, FL(3)	Q4'14	148,298	1	2,500	2,500	2,372	(128)
Total		433,153	4	$10,181	$13,381	$12,980	$2,799

(1)
The building contributed approximately $0, $0.4 million and $0.6 million to total revenue and approximately $0, $0.1 million and $0.2 million to net income (exclusive of the gain on sale of rental property) during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(2)
The building contributed approximately $0, $0 and $0.1 million to total revenue and approximately $0, $0.2 million and $0.1 million to net loss (exclusive of the gain on sale of rental property) during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(3)
The building contributed approximately $0, $0.6 million (exclusive of termination income and acceleration of straight line rent and above market rent) and approximately $0.8 million to total revenue and $0, $0.1 million (exclusive of the loss on impairment and sale of rental property) and $0.5 million to net income during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Year ended December 31, 2013
Property Location	Quarter Disposed	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain on Sale
Pittsburgh, PA(1)	Q2'13	53,183	1	$4,379	$5,100	$4,843	$464
Creedmoor, NC(2)	Q4'13	243,048	1	4,497	9,500	9,338	4,841
Total		296,231	2	$8,876	$14,600	$14,181	$5,305

(1)
The building contributed approximately $0, $0, and $0.1 million, to total revenue and approximately $0, $0 and $5,000 (exclusive of the gain on sale of rental property) to net loss during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(2)
On October 18, 2013, the Company entered into a lease termination agreement with the tenant located at Creedmoor, NC. The agreement provided that the tenant’s lease terminated effective October 31, 2013 and required the tenant to pay a termination fee of approximately $2.5 million. The building contributed approximately $0, $0 and $0.7 million (exclusive of termination income and acceleration of straight line rent and above market rent) to total revenue and approximately $0, $0 and $0.2 million (exclusive of the gain on sale of rental property) to net income during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Loss on Impairments

The following table summarizes the loss on impairments of the Company during the year ended December 31, 2015. During the three months ended December 31, 2015, the Company reviewed its portfolio and identified several properties for potential disposition. The Company reviewed its current properties for disposition to realize value created in the portfolio and enhance the quality of the portfolio by disposing of underperforming assets. As a result of this disposal plan, the properties identified in the table below for the three months ended December 31, 2015 were tested for impairment due to the change in the Company's estimated hold period of those properties.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Hazelwood, MO	1	Entered into a purchase and sale agreement to sell the property	(3)	Executed purchase and sale agreement
Total three months ended June 30, 2015						$4,400	$2,645
Canton, OH	1	Entered into a letter of intent to sell the property	(4)	Discounted cash flow	(5)
Jefferson, NC	1	Entered into a purchase and sale agreement to sell the property	(6)	Market transactions for comparable properties
Milwaukee, WI	1	Entered into a letter of intent to sell the property	(6)	Market transactions for comparable properties
Total three months ended September 30, 2015						6,515	5,733
Canton, OH	1	Change in estimated hold period		Market transactions for comparable properties	(7)
Cincinnati, OH	1	Change in estimated hold period		Discounted cash flow	(8)
Dayton, OH	1	Change in estimated hold period		Discounted cash flow	(8)
Gloversville, NY	1	Change in estimated hold period		Discounted cash flow	(8)
Jackson, MS	1	Change in estimated hold period		Discounted cash flow	(8)
Jackson, MS	1	Change in estimated hold period		Discounted cash flow	(8)
Rapid City, SD	1	Change in estimated hold period		Discounted cash flow	(8)
Sergeant Bluff, IA	1	Change in estimated hold period		Discounted cash flow	(8)
Sparks, MD	2	Change in estimated hold period		Discounted cash flow	(8)
Total three months ended December 31, 2015						22,238	20,894
Total year ended December 31, 2015						$33,153	$29,272

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the three months ended September 30, 2015.

(4)	The letter of intent for the property included various contingencies, and was terminated subsequent to September 30, 2015.

(5)	Level 3 inputs used to determine fair value: discount rate of 9.0% and exit capitalization rate of 12.0%

(6)	This property was sold during the three months ended December 31, 2015.

(7)
The future cash flows of the existing building were not estimated to generate a net positive cash flow. Accordingly, the property was valued at its highest and best use as a vacant/developable land parcel. Market transactions for comparable properties were utilized to estimate a land value. Estimated fair market value of the property represents the land value, less estimated expense of demolition of the building, plus estimated salvage value.

(8)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2015: discount rates ranged from 8.5% to 16.0% and exit capitalization rates ranged from 8.0% to 14.0%.

On October 29, 2014, the Company entered into a lease termination agreement with the tenant located at the Tavares, FL property. The agreement provided that the tenant’s lease termination was contingent upon the sale of the property and required the tenant to pay a termination fee of approximately $2.4 million, including reimbursement of costs related to the sale of the property. The tenant’s termination, which was effective December 30, 2014, triggered the Company to test the property for impairment. The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows. Accordingly, the property was written down to its estimated fair value of approximately $2.5 million based on pricing obtained from third party market participants and the Company recorded an impairment loss of approximately $2.8 million. This loss was recorded in loss on impairments on the accompanying Consolidated Statements of Operations for the three months ended December 31, 2014. The fair value of the property is based on Level 3 inputs and this is a non-recurring fair value measurement.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred Leasing Intangibles

Deferred leasing intangibles on the accompanying Consolidated Balance Sheets consist of the following:

	December 31, 2015			December 31, 2014
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$69,815	$(31,554)	$38,261	$63,830	$(25,381)	$38,449
Other intangible lease assets	407,215	(169,204)	238,011	330,100	(120,645)	209,455
Total deferred leasing intangible assets	$477,030	$(200,758)	$276,272	$393,930	$(146,026)	$247,904

Below market leases	$19,923	$(8,536)	$11,387	$16,745	$(6,565)	$10,180
Total deferred leasing intangible liabilities	$19,923	$(8,536)	$11,387	$16,745	$(6,565)	$10,180
The following table sets forth the amortization expense and the net decrease to rental revenue for the amortization of deferred leasing intangibles during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively:

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2015	2014	2013
Net decrease to rental revenue related to above and below market lease amortization	$8,526	$6,254	$6,543
Amortization expense related to other intangible lease assets	$60,834	$50,319	$42,466

As of December 31, 2015, the amortization of deferred leasing intangibles over the next five years is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Revenue of Above and Below Market Lease Amortization (in thousands)
2016	$60,006	$6,324
2017	$49,989	$4,738
2018	$39,306	$3,494
2019	$29,068	$3,194
2020	$22,139	$3,065

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Debt
The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of December 31, 2015 and December 31, 2014:

Loan	Principal outstanding as of December 31, 2015 (in thousands)		Principal outstanding as of December 31, 2014 (in thousands)		Interest Rate (2)	Current Maturity	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (1)	$56,000		$131,000		L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	56,000		131,000

Unsecured term loans:
Unsecured Term Loan A	150,000		150,000		L + 1.65%	Mar-31-2022	ii
Unsecured Term Loan B	150,000		—		L + 1.70%	Mar-21-2021	ii
Unsecured Term Loan C (4)	—		—		L + 1.30%	Sep-29-2020	i
Total unsecured term loans	300,000		150,000

Unsecured notes:
Series A Unsecured Notes	50,000		50,000		4.98%	Oct-1-2024	ii
Series B Unsecured Notes	50,000		50,000		4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000		80,000		4.42%	Dec-30-2026	ii
Series D Unsecured Notes	100,000		—		4.32%	Feb-20-2025	ii
Series E Unsecured Notes	20,000		—		4.42%	Feb-20-2027	ii
Series F Unsecured Notes	100,000		—		3.98%	Jan-05-2023	ii
Total unsecured notes	400,000		180,000

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	3,229	(5)	3,445	(5)	6.05%	Jun-1-2016	iii
Webster Bank, National Association	5,513		5,677		4.22%	Aug-4-2016	iii
National Life Insurance Company	4,775	(5)	—		5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,754	(5)	6,103	(5)	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,676	(5)	—		5.73%	May-05-2017	iii
Webster Bank, National Association	2,945		3,035		3.66%	May-29-2017	iii
Webster Bank, National Association	3,172		3,268		3.64%	May-31-2017	iii
Wells Fargo, National Association	4,115	(5)	4,182	(5)	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	57,171		58,050		6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	58,085		59,065		5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,401		16,647		5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	63,897		65,567		4.31%	Dec-1-2022	vii
Total mortgage notes	230,733		225,039
Total unamortized fair market value premiums	447	(6)	308	(6)
Total carrying value mortgage notes	231,180		225,347
Total / weighted average interest rate (7)	$987,180		$686,347		4.07%

(1)	On September 29, 2015, the capacity of the unsecured credit facility was increased from $300.0 million to $450.0 million.

(2)
Current interest rate as of December 31, 2015.  At December 31, 2015 and December 31, 2014, the one-month LIBOR (“L”) was 0.42950% and 0.17125%, respectively.  The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

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

(4)	Capacity of $150.0 million, in which the Company has until September 29, 2016 to draw the full amount.

(5)	The principal outstanding does not include an unamortized fair market value premium.

(6)	Represents total unamortized fair market value premiums for the mortgage notes referenced by Note (5) above.

(7)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300 million of debt, and is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of December 31, 2015 was approximately $544.0 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's unencumbered assets. Total accrued interest for the Company's indebtedness was $3.8 million and $1.4 million as of December 31, 2015 and December 31, 2014, respectively, and is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

2015 Debt Activity

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

On September 29, 2015, the Company entered into an amendment to the current unsecured credit facility with Wells Fargo, N.A. ("Wells Fargo Unsecured Credit Facility") to increase the capacity thereunder to $450.0 million. Additionally, the accordion feature that allows the Company to request an increase in the aggregate commitments subject to satisfaction of conditions and lender consent was increased, such that if the accordion was exercised in full, total capacity would be $800.0 million. The material terms of the agreement, including the financial covenants, are unchanged. The Company incurred approximately $1.0 million in deferred financing fees, which will be amortized over the remaining term of the Wells Fargo Unsecured Credit Facility. During the year ended December 31, 2015, the Company incurred a facility fee of approximately $0.7 million that is included in interest expense in the accompanying Consolidated Statements of Operations.

On September 29, 2015, the Company closed a $150.0 million unsecured term loan with Wells Fargo, N.A. ("Wells Fargo Unsecured Term Loan C") with the following terms:

Applicable Terms	Wells Fargo Unsecured Term Loan C
Maturity Date:	Sep-29-2020
Eurodollar Rate(1):	L + 130.0 bps - 190.0 bps
Base Rate(1):	Base rate + 30.0 bps - 90.0 bps
Terminated Commitments Fees(2):	50.0 bps
Unused Fees(3):	17.5 bps
Annual Fee:	$50,000

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio, as defined in the loan agreement.

(2)	The Company has until September 29, 2016 to draw the full $150.0 million.

(3)	The unused fees began to accrue on November 29, 2015 and are due and payable monthly until the earlier of all commitments having been drawn or September 29, 2016.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The Wells Fargo Unsecured Term Loan C has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The Company incurred $1.0 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan C, which will be amortized over its five year term. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Wells Fargo Unsecured Term Loan C. The agreement also contains financial covenants substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility.

On December 1, 2015, the Company entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $100.0 million senior unsecured notes (“Series F Unsecured Notes”).  Pursuant to the NPA, borrowings under the Series F Unsecured Notes bear interest at a fixed rate of 3.98%. The Series F Unsecured Notes were issued on December 15, 2015. Upon all the funds being drawn, the Company paid a placement fee equal to 0.50% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Series F Unsecured Note and the obligations under the Series F Unsecured Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and unsecured term loans. The Company incurred approximately $0.6 million in deferred financing fees associated with the Series F Unsecured Notes, which will be amortized over the seven year term.

On December 1, 2015, the Company amended the terms of the NPAs entered into on April 16, 2014 and December 18, 2014 (as discussed in "2014 Debt Activity" below). The second amendment to the April 16, 2014 NPA and the first amendment to the December 18, 2014 NPA amend certain provisions to conform them to the provisions in the NPA entered into on December 1, 2015.

On December 11, 2015, the Company assumed a mortgage note of approximately $3.9 million in connection with the acquisition of the Laurens, SC property. The mortgage note was paid in full immediately subsequent to the acquisition.

On December 16, 2015, the Company drew the unsecured term loan with Wells Fargo, N.A. ("Wells Fargo Unsecured Term Loan B") in full of $150.0 million.

Deferred financing fees, net of accumulated amortization were approximately $10.0 million and $7.8 million as of December 31, 2015 and December 31, 2014, respectively, and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, amortization of deferred financing fees included in interest expense was approximately $1.5 million, $1.3 million, and $1.2 million, respectively.
2014 Debt Activity
On March 21, 2014, the Company closed the $150.0 million Wells Fargo Unsecured Term Loan B with the following terms:

Applicable Rates	Wells Fargo Unsecured Term Loan B
Maturity Date:	Mar-21-2021
Eurodollar Rate(1):	One month-LIBOR + 170.0 bps - 230.0 bps
Base Rate(1):	Base rate + 70.0 bps - 130.0 bps
Unused Fees(2):	22.5 bps
Annual Fee	50,000

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio.

(2)	The unused fee began to accrue on May 21, 2014.

The Wells Fargo Unsecured Term Loan B has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and bank approval. The Company incurred approximately $1.2 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan B, which will be amortized over its seven year term. The Company had one year from the closing date to draw the funds or the Company will incur a fee equal to 0.50% of the undrawn loan amount. This Wells Fargo Unsecured Term Loan B was amended on December 18, 2014, as noted below.
On April 16, 2014, the Company entered into an NPA for a $100.0 million private placement by the Operating Partnership of $50.0 million Series A 10-Year Unsecured Notes (“Series A Unsecured Notes”) and $50.0 million Series B 12-Year Unsecured Notes (“Series B Unsecured Notes”).  Pursuant to the NPA, borrowings under the Series A Unsecured Notes and the Series B Unsecured

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Notes bear interest at a fixed rate of 4.98%.  The Company issued the Series A Unsecured Notes and Series B Unsecured Notes on October 1, 2014 and July 1, 2014, respectively. Upon all the funds being drawn, Bank of America, N.A., as agent, was paid a placement fee equal to 0.40% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes and the obligations under the unsecured notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and unsecured term loans. The Series A Unsecured Notes and the Series B Unsecured Notes were amended on December 18, 2014, as noted below, and on December 1, 2015, as noted above.
On October 22, 2014, the Company assumed debt with Wells Fargo, N.A., as trustee, in the amount of approximately $4.3 million, net of a fair value premium, in connection with the acquisition of the property located in Yorkville, WI, which serves as collateral for the debt. The debt matures on August 1, 2017 and bears interest at 5.90%. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of the debt was determined by discounting the future cash flows using the current rate of 4.23% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a non-recurring fair value measurement.
On December 18, 2014, the Company paid off the principal balance and terminated its unsecured credit facility with Bank of America, N.A. ("Bank of America Unsecured Credit Facility"). The Bank of America Unsecured Credit Facility was replaced with the Wells Fargo Unsecured Credit Facility. As one of the lenders chose not participate in the Wells Fargo Unsecured Credit Facility, the Company recognized a loss of approximately $31,000 as a result of the acceleration of unamortized deferred financing fees, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. The remaining lenders, approximately 97%, chose to participate in the Wells Fargo Credit Facility, and as such the remaining unamortized deferred financing fees related to those lenders were carried over to the Wells Fargo Credit Facility, as further discussed below. There were no prepayment penalties associated with the loan.
On December 18, 2014, the Company closed the Wells Fargo Unsecured Credit Facility, which replaced the Bank of America Unsecured Credit Facility. The following table compares the original terms to the amended terms of the Wells Fargo Unsecured Credit Facility.

	Original Terms	Amended Terms
Applicable Rates	Bank of America Unsecured Credit Facility	Wells Fargo Unsecured Credit Facility
Maturity Date:	Sep-10-2016	Dec-18-2019
Eurodollar Rate(1):	One month-LIBOR + 145.0 bps - 205.0 bps	One month-LIBOR + 115.0 bps - 155.0 bps
Base Rate(1):	Base rate + 45.0 bps - 105.0 bps	Base rate + 15.0 bps - 55.0 bps
Unused Fees:	<50%, 25.0 bps; > 50%, 20.0 bps	—
Facility Fees:	—	20.0 - 35.0 bps

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio, as defined in the loan agreement.
Additionally, the Wells Fargo Unsecured Credit Facility had an accordion feature that allows the Company to request an increase in the aggregate commitments up to $600.0 million, subject to conditions. The Company incurred approximately $1.5 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Credit Facility, which will be amortized over its five year term. Additionally, deferred financing fees in the amount of approximately $1.1 million were carried over from the terminated Bank of America Unsecured Credit Facility, which will be amortized over the five year term of the Wells Fargo Unsecured Credit Facility. The facility fee is due and payable quarterly; during the period December 18, 2014 to December 31, 2014, the Company incurred a facility fee of approximately $23,000 that was included in interest expense in the accompanying Consolidated Statements of Operations.
On December 18, 2014, the Company paid down the principal outstanding and terminated its unsecured term loan with Bank of America, N.A. The Company recognized a loss of approximately $655,000 as a result of the acceleration of the unamortized deferred financing fees, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. There were no prepayment penalties associated with the loan.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

On December 18, 2014, the Company closed a $150.0 million unsecured term loan with Wells Fargo, N.A. ("Wells Fargo Unsecured Term Loan A"), which replaced another unsecured term loan with Wells Fargo, N.A. ("2013 Wells Fargo Unsecured Term Loan A"). The following table compares the original terms to the amended terms of the 2014 Wells Fargo Term Loan A.

	Original Terms	Amended Terms
Applicable Rates	2013 Wells Fargo Unsecured Term Loan A	Wells Fargo Unsecured Term Loan A
Maturity Date:	Feb-14-2020	Mar-31-2022
Eurodollar Rate(1):	One month-LIBOR + 215.0 bps - 270.0 bps	One month-LIBOR + 165.0 bps - 270.0 bps
Base Rate(1):	Base rate + 115.0 bps - 170.0 bps	Base rate + 65.0 bps - 170.0 bps
Unused Fees:	35.0 bps	—

(1)	The spread over the applicable rate is based on the Company's consolidated leverage ratio.
The Wells Fargo Unsecured Term Loan A had a feature that allows the Company to request up to $50.0 million in additional term loans, subject to conditions. The Company incurred approximately $0.8 million in deferred financing fees associated with the closing of the Wells Fargo Unsecured Term Loan A, which will be amortized over the remaining term of approximately seven years.  This was considered a modification of terms; therefore, the deferred financing fees in the amount of approximately $1.1 million were carried over from the replaced 2013 Wells Fargo Unsecured Term Loan A, which will be amortized over the remaining term of the Wells Fargo Unsecured Term Loan. The agreement also called for the financial covenants to be substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed below.
On December 18, 2014, the Wells Fargo Unsecured Term Loan B was amended to make the financial covenants substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed below. The Company has one year from the closing date to draw the funds or the Company will incur a fee equal 0.50% of the undrawn loan amount; the funds were drawn in full on December 16, 2015.
On December 18, 2014, the Company amended the NPA entered into on April 16, 2014. The amended NPA amends the financial covenants to make them substantially similar to the financial covenants in the Wells Fargo Unsecured Credit Facility, as discussed below.
On December 18, 2014, the Company entered into an NPA for a $200.0 million private placement by the Operating Partnership of $80.0 million series C 12-Year unsecured notes (“Series C Unsecured Notes”), $100.0 million series D 10-year unsecured notes (“Series D Unsecured Notes”), and $20.0 million series E 12-year unsecured notes (“Series E Unsecured Notes”).  Pursuant to the NPA, borrowings under the Series C Unsecured Notes bear interest at a fixed rate of 4.42% and were issued on December 30, 2014. Borrowings under the Series D Unsecured Notes bear interest at a fixed rate of 4.32% and were issued on February 20, 2015. Borrowings under the Series E Unsecured Notes bear interest at a fixed rate of 4.42% and were issued on February 20, 2015. Upon all the funds being drawn, Bank of America, N.A., as agent, was paid a placement fee equal to 0.35% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes and the obligations under the unsecured notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and unsecured term loans.
As of December 31, 2014, the Company incurred approximately $0.6 million in deferred financing fees associated with the unsecured notes, which will be amortized over the respective 10 and 12 year terms.

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
The unsecured notes are also subject to the above covenants as well as a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2015 and December 31, 2014.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all financial covenants as of December 31, 2015 and December 31, 2014. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $268.8 million and $261.8 million at December 31, 2015 and December 31, 2014, respectively, and is limited to senior, property level secured debt financing arrangements. The 21 properties held as collateral for the facilities with Connecticut General Life Insurance Company are cross-defaulted and cross-collateralized among the respective facilities.
Fair Value of Debt
The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 1.58% to 4.82% and 1.32% to 4.27% at December 31, 2015 and December 31, 2014, respectively, and were applied to each individual debt instrument. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$56,000	$56,000	$131,000	$131,000
Unsecured term loans	300,000	303,457	150,000	150,000
Unsecured notes	400,000	392,054	180,000	187,587
Mortgage notes	230,733	237,327	225,039	237,602
Total principal amount	986,733	$988,838	686,039	$706,189
Total unamortized fair market value premiums	447		308
Total carrying value	$987,180		$686,347

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Future Principal Payments of Debt
The following table reflects the Company’s aggregate future principal payments of the Company’s debt at December 31, 2015:

Year	Future Principal Payments of Debt (in thousands)
2016	$18,302
2017	25,048
2018	128,948
2019	57,988
2020	2,069
Thereafter	754,378
Total aggregate principal payments	986,733
Total unamortized fair market value premiums	447
Total carrying value	$987,180
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
The following table details the Company’s outstanding interest rate swaps as of December 31, 2015:

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount	Fair Value	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$17	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$61	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$72	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$71	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(560)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(302)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(598)	1.9925%	One-month L	Feb-14-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(212)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(200)	1.7105%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(220)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,130)	2.2255%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(85)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(217)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(242)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$272	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$527	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$363	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$260	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$156	1.3950%	One-month L	Sep-29-2020

On October 24, 2014, the Company entered into two forward starting interest rate swap agreements for a total notional amount of $170.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt.  The forward starting swaps were designated as cash flow hedges of interest rate risk and were terminated on November 21, 2014. The Company paid a termination payment of approximately $0.4 million to the two counterparties. The forward starting interest rate swaps effectively removed the exposure to the variability in future cash flows of the Series D Unsecured Notes, and the Series C Unsecured Notes and Series E Unsecured Notes at 2.452% and 2.615%, respectively. The settlement value of

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

approximately $0.4 million was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets and will be amortized through interest expense over the life of the respective unsecured notes. The Series C Unsecured Notes were issued on December 30, 2014 and the Series D Unsecured Notes and the Series E Unsecured Notes were issued on February 20, 2015 (refer to Note 4 for further details).
The fair value of the interest rate swaps outstanding as of December 31, 2015 and December 31, 2014 was as follows (in thousands):

Balance Sheet Line Item	Notional Amount December 31, 2015	Fair Value December 31, 2015	Notional Amount December 31, 2014	Fair Value December 31, 2014
Interest rate swaps-Asset	$275,000	$1,867	$125,000	$959
Interest rate swaps-Liability	$400,000	$(3,766)	$100,000	$(873)
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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three months ended June 30, 2015, the Company recorded a gain of $0.1 million of hedge ineffectiveness in interest expense due to short-term, partial mismatches in notional amounts. During the three months ended September 30, 2015, the Company recorded a loss of $0.1 million of hedge ineffectiveness, which is the reversal of a gain on ineffectiveness recognized during the three months ended June 30, 2015. During the years ended December 31, 2014 and December 31, 2013, the Company did not record any hedge ineffectiveness related to the hedged derivatives. The Company estimates that approximately $2.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively (in thousands):

	Year ended December 31,
	2015	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$(5,387)	$(6,705)	$3,032
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$3,431	$2,508	$1,373
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2015, the fair values of 13 of the 23 of the Company’s interest rate swaps were in an asset position of approximately $1.9 million and 10 interest rate swaps were in a liability position of approximately $3.9 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was approximately ($28,000) and $139,000, respectively, as of December 31, 2015. Accrued interest expense for all 23 swaps was approximately $0.3 million as of December 31, 2015.  As of December 31, 2015, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at December 31, 2015, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position at its termination value of approximately $4.1 million.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements as of December 31, 2015 Using
Balance Sheet Line Item	Fair Value December 31, 2015	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,867	$—	$1,867	$—
Interest rate swaps-Liability	$(3,766)	$—	$(3,766)	$—

		Fair Value Measurements as of December 31, 2014 Using
Balance Sheet Line Item	Fair Value December 31, 2014	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$959	$—	$959	$—
Interest rate swaps-Liability	$(873)	$—	$(873)	$—
6. Equity
Preferred Stock
Pursuant to its charter, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share.
The table below sets forth the Company’s outstanding preferred stock issuances as of December 31, 2015:

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value per share	Interest Rate
Series A Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock and Series B Preferred Stock prior to November 2, 2016 and April 16, 2018, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.
The tables below set forth the dividends attributable to the Series A Preferred Stock and Series B Preferred Stock, respectively, during the years ended December 31, 2015 and December 31, 2014:

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 22, 2015	$0.5625	$0.4140625	December 31, 2015
September 30	July 21, 2015	0.5625	0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$2.2500	$1.6562500

Quarter Ended 2014	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 30, 2014	$0.5625	$0.4140625	December 31, 2014
September 30	July 29, 2014	0.5625	0.4140625	September 30, 2014
June 30	May 5, 2014	0.5625	0.4140625	June 30, 2014
March 31	February 21, 2014	0.5625	0.4140625	March 31, 2014
Total		$2.2500	$1.6562500

On February 22, 2016, the Company’s board of directors declared the Series A Preferred Stock and the Series B Preferred Stock dividend for the quarter ending March 31, 2016 at a quarterly rate of $0.5625 per share and $0.4140625 per share of preferred stock, respectively.

Common Stock
The following sets forth the Company’s at-the market ("ATM") common stock offering program as of December 31, 2015, from which it may from time to time sell its common stock through sales agents:

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of December 31, 2015
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

The table below sets forth the activity for the ATM common stock offering programs during the years ended December 31, 2015 and December 31, 2014 (in thousands, except share data):

	Year ended December 31, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	2,661,403	$21.63	$57,571	$864	$56,707
2014 $150 million ATM	795,000	$21.79	17,321	260	17,061
Total/weighted average	3,456,403	$21.67	$74,892	$1,124	$73,768

	Year ended December 31, 2014
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	1,658,795	$21.13	$35,049	$525	$34,524
2014 $150 million ATM	5,760,651	$23.03	132,679	1,991	130,688
2012 $75 million ATM	661,930	$22.47	14,874	224	14,650
Total/weighted average	8,081,376	$22.60	$182,602	$2,740	$179,862

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the activity for the underwritten public common stock offerings during the year ended December 31, 2014 (in thousands, except share data). There were no public common stock offerings during the year ended December 31, 2015.

Closing Date	Shares		Price Per Share	Gross Proceeds	Underwriters Discount(2)	Net Proceeds
October 20, 2014	6,325,000	(1)	$21.20	$134,090	$5,699	$128,391

(1)	Includes 825,000 shares issued pursuant to the full exercise of the underwriters’ option.

(2)
In addition to the underwriter’s discount, we incurred direct offering costs of approximately $0.2 million, which are reflected as a reduction to additional paid-in capital on the accompanying Consolidated Balance Sheets.

Dividends
The table below sets forth the dividends attributable to the common stock during the year ended December 31, 2015 and December 31, 2014, respectively:

Month Ended 2015	Declaration Date	Per Share	Payment Date
December 31	July 21, 2015	$0.1150	January 15, 2016
November 30	July 21, 2015	0.1150	December 15, 2015
October 31	July 21, 2015	0.1150	November 16, 2015
September 30	May 4, 2015	0.1150	October 15, 2015
August 31	May 4, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	0.1125	April 15, 2015
February 28	October 30, 2014	0.1125	March 16, 2015
January 31	October 30, 2014	0.1125	February 17, 2015
Total		$1.3650

Month Ended 2014	Declaration Date	Per Share	Payment Date
December 31	July 29, 2014	$0.110	January 15, 2015
November 30	July 29, 2014	0.110	December 15, 2014
October 31	July 29, 2014	0.110	November 17, 2014
September 30	May 5, 2014	0.110	October 15, 2014
August 31	May 5, 2014	0.110	September 15, 2014
July 31	May 5, 2014	0.110	August 15, 2014
June 30	February 21, 2014	0.105	July 15, 2014
May 31	February 21, 2014	0.105	June 16, 2014
April 30	February 21, 2014	0.105	May 15, 2014
March 31	December 18, 2013	0.105	April 15, 2014
February 28	December 18, 2013	0.105	March 17, 2014
January 31	December 18, 2013	0.105	February 17, 2014
Total		$1.290
On October 22, 2015, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2016, February 29, 2016 and March 31, 2016 at a monthly rate of $0.115833 per share of common stock. On February 22, 2016, the Company’s board of directors declared the common stock dividend for the months ending April 30, 2016, May 31, 2016 and June 30, 2016 at a monthly rate of $0.115833 per share of common stock.
Board of Director’s Compensation
The Company’s independent directors are paid annual fees of $50,000 each for serving as members of the Company’s board of directors, plus certain lead director or chair fees. Lead director fees and chair fees range from $7,500 to $15,000. As discussed in Note 7, the independent directors also received an annual LTIP unit grants of $65,000 each on January 12, 2015. All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their fees for serving as members of the board and/or serving on various committees during 2015 and 2014. The shares of common stock are issued to the independent directors pursuant to 2011 Plan.  The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date. The fair value of the

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

shares of the common stock granted is calculated based on the closing stock price on the New York Stock Exchange ("NYSE") on the grant date multiplied by the number of shares of common stock granted. The table below sets forth the grants of common stock for the members’ service during the years ended December 31, 2015 and the year ended December 31, 2014:

Service During Quarter Ended 2015	Grant Date	Shares	Fair Value
December 31	January 15, 2016	4,732	$80,000
September 30	October 15, 2015	4,593	89,000
June 30	July 15, 2015	4,248	89,000
March 31	April 15, 2015	3,731	84,000
Total		17,304	$342,000

Service During Quarter Ended 2014	Grant Date	Shares	Fair Value
December 31	January 15, 2015	3,298	$87,000
September 30	October 15, 2014	3,958	88,000
June 30	July 15, 2014	3,473	83,000
March 31	April 15, 2014	3,471	83,000
Total		14,200	$341,000
Restricted Stock-Based Compensation
Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company.  The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted prior to 2015 will vest, subject to the recipient’s continued employment, in five equal installments on each anniversary date of the grant. Restricted shares of common stock granted on January 12, 2015, subject to the recipient’s continued employment, will vest in three equal installments on each anniversary date of the grant. Refer to Note 15 for details on the restricted shares of common stock granted on January 8, 2016. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock:

	Shares
Unvested at December 31, 2013	214,389
Granted	103,149	(1)
Vested	(51,885)
Forfeited	(1,737)
Unvested at December 31, 2014	263,916
Granted	94,290	(2)
Vested	(72,185)
Forfeited	(14,906)
Unvested at December 31, 2015	271,115

(1)	The grant date fair value per share was $20.13.

(2)	The grant date fair value per share was $26.17.
The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2015 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.2 years.
The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the period (in thousands, except share data):

	For the year ended December 31,
	2015	2014	2013
Vested restricted shares of common stock	72,185	51,885	32,012
Fair value of vested restricted shares of common stock	$1,751	$1,123	$641

7. Noncontrolling Interest
The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Noncontrolling interest in the Company consists of LTIP units and Other Common

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Units in the Operating Partnership that are not owned by the Company.  The table below summarizes the activity for the years ended December 31, 2015 and December 31, 2014, respectively:

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2013	599,464	6,299,186	6,898,650	13.4%
Granted/Issued	719,572	—	719,572	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(12,000)	12,000	—	N/A
Redemptions from Other Common Units to common stock	—	(5,105,584)	(5,105,584)	N/A
Redemption of Other Common Units for cash	—	(80,789)	(80,789)	N/A
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.6%
Granted/Issued	323,069	864,283	1,187,352	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

LTIP Units

Pursuant to the 2011 Plan, the Company may grant LTIP units.  LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP units granted prior to 2015 will vest quarterly over five years. LTIP units granted on January 12, 2015 to certain executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over three years, with the first vesting date being March 31, 2015. LTIP units granted on January 12, 2015 to independent directors, subject to the recipient’s continued service, will vest on the one year anniversary date of the grant. Refer to Note 15 for details on the LTIP units granted on January 6, 2016, January 8, 2016, and February 22, 2016. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.
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

On February 7, 2014, Gregory W. Sullivan, the Company’s former Chief Financial Officer, Executive Vice President and Treasurer, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a consulting agreement, which had an effective date of April 29, 2014, pursuant to which Mr. Sullivan would act as a Senior Financial Advisor to the Company for one year.  The consulting agreement modified the vesting terms of Mr. Sullivan’s LTIP units previously granted to him as well as the vesting provisions of his share of the Company’s 2011 Outperformance Program (“2011 OPP”) (refer to Note 12 for further details on the 2011 OPP) that was measured on September 19, 2014.  At the time of Mr. Sullivan’s contract expiration, he had 82,804 unvested LTIP units and a 14% allocation of the 2011 OPP. The modification to the terms of Mr. Sullivan’s LTIP units and his share of the previously unrecognized compensation expense associated with the 2011 OPP were considered a Type III modification, with non-substantive services, in accordance with ASC 718. Accordingly, his unvested LTIP units and his share of the previously unrecognized compensation expense associated with 2011 OPP were valued on the effective date of the consulting

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

agreement for approximately $2.0 million and $0.2 million, respectively, and these amounts were expensed upon the effective date of the consulting agreement and included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  The Company expensed dividends in the amount of approximately $0.1 million previously paid to Mr. Sullivan on the unvested LTIP units and this amount is also included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  Additionally, December 31, 2014, the Company incurred approximately $0.7 million of general and administrative expenses during the year ended December 31, 2014 related to his salary, bonus and other benefits that will be received over the term of the consulting agreement.
On May 12, 2014, the Company executed an employment agreement with Geoffrey G. Jervis to serve as the Company’s Chief Financial Officer, Executive Vice President and Treasurer for a term of three years.  On July 1, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.3 million, which equated to 14,850 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on September 30, 2014.  Additionally on July 1, 2014, pursuant to the 2011 Plan, Mr. Jervis was granted LTIP units equal in value to $1.2 million, which equated to 52,106 LTIP units, which will vest at the end of a three years term, running concurrently with the initial term of the employment agreement, which ends on June 30, 2017. Subsequent to December 31, 2015, the Company and Mr. Jervis agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016; refer to Note 15 for further details.
On September 8, 2014, Kathryn Arnone, Executive Vice President, General Counsel and Secretary of the Company, informed the board of directors of her decision to resign from the Company effective December 31, 2014. On December 15, 2014, Ms. Arnone informed the board of directors that she was resigning immediately. In connection with her resignation, and pursuant to the terms of the LTIP unit agreements (which terms provide for acceleration of vesting in the case of employment termination due to illness), her outstanding unvested LTIP units vested immediately upon her resignation. The Company accelerated the expense recognition of Ms. Arnone’s unvested LTIP units in the amount of approximately $0.9 million, which is included in general and administrative expenses for the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.
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
The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for the years ended December 31, 2015 and December 31, 2014, respectively.

	Assumptions
Grant date	May 4, 2015	January 12, 2015	October 27, 2014	July 1, 2014	January 2, 2014
Expected term (years)	10	10	10	10	10
Expected volatility	20.0%	20.0%	20.0%	40.0%	40.0%
Expected dividend yield	6.0%	6.0%	6.0%	6.0%	6.0%
Risk-free interest rate	0.66%	0.62%	0.48%	0.79%	0.79%
Fair value of LTIP units at issuance (in millions)	$2.0	$5.4	$0.7	$1.5	$4.3
LTIP units at issuance	100,000	223,069	30,602	66,956	224,424
Fair value unit price per LTIP unit at issuance	$20.38	$24.43	$22.56	$23.03	$19.29

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity related to the Company’s unvested LTIP units:

	LTIP Units
Unvested at December 31, 2013	368,760
Granted/Issued	719,572	(1)
Vested	(639,445)	(1)
Forfeited	—
Unvested at December 31, 2014	448,887
Granted	323,069
Vested	(237,046)
Forfeited	—
Unvested at December 31, 2015	534,910

(1)	On September 23, 2014, the Company issued 397,590 LTIP units, related to the settlement of the 2011 OPP.

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2015 was approximately $9.7 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during the period (in thousands, except unit data):

	For the year ended December 31,
	2015	2014	2013
Vested LTIP units	237,046	639,445	119,852
Fair value of vested LTIP units	$4,853	$14,063	$2,449

Other Common Units
Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. The value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date. Each Other Common Unit will receive the same monthly distribution as a share of common stock.

As partial consideration for a property acquired on January 22, 2015, the Company granted 812,676 Other Common Units with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. As partial consideration for another property acquired on December 11, 2015, the Company granted 51,607 Other Common Units with a fair value of approximately $1.0 million based on the Company’s NYSE closing stock price on December 11, 2015.The number of Other Common Units granted was calculated based on the trailing 10-day average common stock closing price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Other Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Other Common Units granted. The issuance of the Other Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Other Common Units.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Future Minimum Rents
The Company’s properties are leased to tenants under triple net, modified, and gross leases. Minimum contractual lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases, including any bargain renewal terms or assumed exercise of early terminations options, in effect as of December 31, 2015 are approximately as follows:

Year	Future Minimum Rents (in thousands)
2016	$202,479
2017	$178,202
2018	$141,449
2019	$105,852
2020	$85,145
Thereafter	$205,779
9. Earnings Per Share
The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, there were 280,839,  268,894 and 218,934, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively (in thousands, except share data).

Year ended December 31, 2015
Numerator
Net loss	$(31,469)
Less: preferred stock dividends	10,848
Less: amount allocated to unvested restricted stockholders	385
Less: loss attributable to noncontrolling interest after preferred stock dividends	(2,066)
Net loss attributable to common stockholders	$(40,636)
Denominator
Weighted average common shares outstanding—basic and diluted	66,307,972
Loss per share - basic and diluted	$(0.61)

Year ended December 31, 2014
Numerator
Net loss	$(5,039)
Less: preferred stock dividends	10,848
Less: amount allocated to unvested restricted stockholders	345
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,014)
Net loss attributable to common stockholders	$(15,218)
Denominator
Weighted average common shares outstanding—basic and diluted	54,086,345
Loss per share - basic and diluted	$(0.28)

Year ended December 31, 2013
Numerator
Net income from continuing operations	$106
Less: preferred stock dividends	9,495
Less: amount allocated to unvested restricted stockholders	262
Less: loss attributable to noncontrolling interest after preferred stock dividends	(1,267)
Net loss from continuing operations attributable to common stockholders	$(8,384)
Income attributable to discontinued operations	$4,796
Less: income attributable to noncontrolling interest after preferred stock dividends	647
Income from discontinuing operations attributable to common stockholders	$4,149
Denominator
Weighted average common shares outstanding—basic and diluted	42,364,125
Loss from continuing operations attributable to common stockholders	$(0.20)
Income from discontinuing operations attributable to common stockholders	0.10
Loss per share - basic and diluted	$(0.10)
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

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees and a one-time incentive fee if certain performance thresholds are met. As of December 31, 2015 and December 31, 2014, respectively, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5% and exit capitalization rate of 9.8%.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Ground and Operating Lease Agreements
Future minimum rental payments under the terms of the fixed non-cancelable ground leases and operating leases, including any bargain renewal terms, under which the Company is the lessee as of December 31, 2015 are as follows:

Year	Future Minimum Rental Payments (in thousands) (1)
2016	$1,200
2017	$1,028
2018	$1,133
2019	$1,165
2020	$1,169
Thereafter	$6,912

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by the lease agreements. Therefore, actual minimum rental payments may differ than those presented.
11. Employee Benefit Plans
Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation. The Company’s aggregate matching contribution for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was approximately $0.2 million, $0.2 million and $0.1 million, respectively. The Company’s contribution is subject to a three year vesting schedule.
12. Equity Incentive Plan
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
On September 20, 2011, the compensation committee of the Company’s board of directors approved the 2011 OPP under the 2011 Plan to provide key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company. On September 19, 2014, the Company’s three year measurement period pursuant to the 2011 OPP concluded.  It was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle and the maximum pool amount of $10.0 million was awarded to the participants. The compensation committee of the Company’s board of directors approved the issuance of 397,590 vested LTIP units and 43,657 vested shares of common stock to participants of the 2011 OPP.
On January 12, 2015, the compensation committee of the board of directors of the Company approved the 2015 Outperformance Program (the “2015 OPP”) under the 2011 Plan, to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company and its affiliates.

Recipients of awards under the 2015 OPP will share in an outperformance pool if the Company’s total stockholder return, including both share appreciation and dividends, exceeds an absolute hurdle over a three year measurement period from January 1, 2015 to January 1, 2018 (the “measurement period”), based on a beginning value of $24.49 per share of the Company’s common stock, as well as a relative hurdle based on the MSCI US REIT Index. Provided the Company’s increase in cumulative absolute total

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

stockholder return over the measurement period equals or exceeds 25% (the “threshold percentage”), the outperformance pool consists of 10% of the excess total stockholder return above an absolute total stockholder return hurdle. The hurdle is equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period.

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

The 2015 OPP awards were valued at approximately $1.6 million utilizing a Monte Carlo simulation to estimate the probability of the conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 500,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2015 OPP awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 20% and 13.6%, respectively, and a risk free rate of 0.9814%. The expense associated with the value of the 2015 OPP awards will be amortized on a straight-line basis over the measurement period.

Equity Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the amortization of restricted shares of common stock, LTIP units, the 2015 OPP, the 2011 OPP, and the Company’s board of directors’ compensation:

	For the year ended December 31,
Equity non-cash compensation expense (in thousands)	2015	2014		2013
Restricted stock	$1,932	$1,164		$755
LTIP units	4,774	5,353	(1)	1,609
Outperformance programs	523	456	(2)	394
Board of directors compensation (3)	349	341		212
Total equity non-cash compensation expense	$7,578	$7,314		$2,970

(1)
Inclusive of approximately $2.0 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for a consulting agreement with a former executive officer discussed in Note 7. Inclusive of approximately $0.9 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for a former executive officer's acceleration of LTIP units discussed in Note 7.

(2)
Inclusive of approximately $0.2 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for a consulting agreement with a former executive officer discussed in Note 7.

(3)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

At December 31, 2015 and December 31, 2014, the number of shares available for issuance under the 2011 Plan was 1,449,415 and 1,867,738, respectively. The December 31, 2015 number of shares available for issuance under the 2011 Plan do not include an allocation for the 2015 OPP as the awards were not determinable as of December 31, 2015.
13. Related-Party Transactions
The Company’s initial public offering (“IPO”) on April 20, 2011, represented the roll-up of the substantial majority of the assets of several private, externally-advised real estate funds investing in single-tenant industrial real estate in the United States, including the funds identified below as Fund III and Fund IV.  The roll-up included the affiliated management companies that advised the funds and excluded the assets of another affiliated real estate fund that also invested in industrial real estate (identified below as

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Fund II).  In connection with the IPO, a wholly owned subsidiary of the Company, STAG Industrial Management, LLC (the “Manager”), entered into service agreements with the funds that participated in the IPO and remained in existence and the fund that did not participate in the IPO.
The Manager is performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that is an affiliate of the Company and owned 16 buildings with approximately 4.1 million rentable square feet as of December 31, 2015. The Manager is paid an annual asset management fee based on the equity investment in the Fund II assets, which is 1.25% of the equity investment. In June 2013, Fund II and the Company amended the service agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of approximately $0.4 million, $0.6 million and $0.8 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, the Company had a receivable in the amount of approximately $0.1 million and $0.1 million related to the asset management fee income included within prepaid expenses and other assets on the accompanying Consolidated Balance Sheets, respectively.
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
14. Selected Interim Financial Information (unaudited)
The tables below reflect the Company’s selected quarterly information for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014 (in thousands, except for per share data).

	Quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$58,887	$55,921	$52,836	$50,989
Net loss from continuing operations	$(20,134)	$(4,680)	$(5,228)	$(1,427)
Net loss attributable to common stockholders	$(21,827)	$(7,128)	$(7,638)	$(4,043)
Loss per share — basic and diluted	$(0.32)	$(0.11)	$(0.12)	$(0.06)

	Quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$50,033	$42,358	$41,682	$39,743
Net income (loss) from continuing operations	$(2,644)	$251	$(2,666)	$20
Net loss attributable to common stockholders	$(5,244)	$(2,458)	$(5,151)	$(2,415)
Loss per share — basic and diluted	$(0.08)	$(0.04)	$(0.10)	$(0.05)
15. Subsequent Events
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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

On January 6, 2016, the Company granted 22,464 LTIP units to non-employee, independent directors pursuant to the 2011 Plan. On January 8, 2016, the Company granted a total of 135,546 LTIP units to certain executive officers and senior employees and 101,289 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors, will vest on January 1, 2017. The LTIP units granted to certain senior executive officers and senior employees will vest quarterly over four years, with the first vesting date being March 31, 2016. The restricted shares of common stock granted will vest in four equal installments on January 1 of each year. On February 22, 2016, the Company granted 18,386 LTIP units to certain executive officers of the Company pursuant to the 2011 Plan. The LTIP units will vest quarterly over four years, with the first vesting date being March 31, 2016.
On January 25, 2016, the Company and Geoffrey G. Jervis, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016. Pursuant to the terms and conditions of the executive employment agreement and the several LTIP Unit agreements between the Company and Mr. Jervis and the Company’s 2015 OPP and provided certain conditions are met, Mr. Jervis will receive a severance package from the Company, including a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units and eligibility to receive a pro-rated award payment under the 2015 OPP. The Company currently estimates that it will recognize an expense of approximately $3.2 million for the three months ending March 31, 2016 as a result of the above items (together with compensation through February 25, 2016), approximately $1.7 million of which is expected to be non-cash expense.
On January 26, 2016, the Company announced that its Board of Directors appointed William R. Crooker as Chief Financial Officer, Executive Vice President and Treasurer, effective immediately.

STAG Industrial, Inc.
Schedule 2—Valuation and Qualifying Accounts
December 31, 2015
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
12/31/2015	$104	$190	$(188)	$106
12/31/2014	$19	$104	$(19)	$104
12/31/2013	$—	$19	$—	$19

STAG Industrial, Inc.
Schedule 3—Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2015
City/State	Encumbrances (1)	Building & Improvements	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (2)	Acq Date
Albion, IN	$—	93	67	$—	$93	$67	$160	$(22)	2006
Albion, IN	—	932	103	—	932	$103	$1,035	(220)	2006
Albion, IN	—	1,107	55	—	1,107	$55	$1,162	(261)	2006
Albion, IN	—	970	332	—	970	$332	$1,302	(229)	2006
Albion, IN	—	1,397	52	—	1,397	$52	$1,449	(330)	2006
Albion, IN	—	1,528	126	—	1,528	$126	$1,654	(361)	2006
Kendallville, IN	—	1,510	142	—	1,510	$142	$1,652	(357)	2006
Albion, IN	—	710	187	—	710	$187	$897	(168)	2006
Alexandria, MN	—	5,855	960	151	6,006	$960	$6,966	(723)	2008
Allentown, PA	—	7,336	1,962	125	7,461	$1,962	$9,423	(550)	2014
Appleton, WI	—	3,765	495	360	4,125	$495	$4,620	(918)	2007
Arlington, TX	—	2,374	413	275	2,649	$413	$3,062	(516)	2007
Arlington, TX	—	6,151	1,246	—	6,151	$1,246	$7,397	(654)	2012
Atlanta, GA	—	7,437	917	312	7,749	$917	$8,666	(796)	2012
Avon, CT	—	2,750	336	—	2,750	$336	$3,086	(288)	2012
Belfast, ME	—	10,728	1,883	37	10,765	$1,883	$12,648	(1,329)	2008
Belvidere, IL	—	4,176	442	—	4,176	$442	$4,618	(56)	2015
Belvidere, IL	—	3,956	733	—	3,956	$733	$4,689	(331)	2013
Belvidere, IL	—	3,436	1,310	—	3,436	$1,310	$4,746	(404)	2013
Belvidere, IL	—	3,486	538	—	3,486	$538	$4,024	(225)	2013
Belvidere, IL	—	6,899	670	—	6,899	$670	$7,569	(512)	2013
Belvidere, IL	—	4,321	668	—	4,321	$668	$4,989	(386)	2013
Belvidere, IL	—	3,730	866	—	3,730	$866	$4,596	(325)	2013
Belvidere, IL	—	2,808	586	22	2,830	$586	$3,416	(298)	2013
Belvidere, IL	—	8,340	1,542	—	8,340	$1,542	$9,882	(823)	2013
Belvidere, IL	—	71	216	—	71	$216	$287	(52)	2013
Boardman, OH	—	3,473	282	765	4,238	$282	$4,520	(896)	2007
Boardman, OH	—	1,979	192	359	2,338	$192	$2,530	(464)	2007
Buena Vista, VA	—	2,500	534	635	3,135	$534	$3,669	(296)	2012
Buffalo, NY	—	2,924	146	—	2,924	$146	$3,070	(292)	2012
Burlington, NJ	—	42,652	5,135	—	42,652	$5,135	$47,787	(152)	2015
Burlington, NJ	—	19,577	7,297	155	19,732	$7,297	$27,029	(628)	2015
Calhoun, GA	—	2,764	388	—	2,764	$388	$3,152	(135)	2014
Camarillo, CA	—	10,785	7,242	12	10,797	$7,242	$18,039	(2,982)	2014
Camarillo, CA	—	19,857	7,989	—	19,857	$7,989	$27,846	(855)	2014
Canton, OH	—	1,232	—	44	1,276	$—	$1,276	(1,275)	2007
Catoosa, OK	—	3,937	—	—	3,937	$—	$3,937	(322)	2013
Charlotte, NC	(12,178)	10,239	3,535	1,197	11,436	$3,535	$14,971	(1,797)	2010
Charlotte, NC	(15,373)	12,818	2,734	161	12,979	$2,734	$15,713	(2,206)	2010
Charlotte, NC	—	2,443	805	4	2,447	$805	$3,252	(143)	2014
Charlotte, NC	—	3,554	386	19	3,573	$386	$3,959	(212)	2014
Charlotte, NC	(4,775)	4,181	1,615	9	4,190	$1,615	$5,805	(95)	2015
Charlotte, NC	—	3,961	515	—	3,961	$515	$4,476	(31)	2015
Chattanooga, TN	—	2,321	187	—	2,321	$187	$2,508	(46)	2015
Chattanooga, TN	—	4,730	380	—	4,730	$380	$5,110	(93)	2015
Chattanooga, TN	—	8,459	424	—	8,459	$424	$8,883	(190)	2015
Cheektowaga, NY	—	2,757	216	715	3,472	$216	$3,688	(485)	2008
Chesterfield, MI	—	1,169	207	62	1,231	$207	$1,438	(361)	2007
Chesterfield, MI	—	798	150	89	887	$150	$1,037	(180)	2007
Chesterfield, MI	—	802	151	224	1,026	$151	$1,177	(222)	2007
Chesterfield, MI	—	5,304	942	972	6,276	$942	$7,218	(1,641)	2007
Chester, VA	—	3,402	775	—	3,402	$775	$4,177	(256)	2014
Chicopee, MA	—	5,867	504	—	5,867	$504	$6,371	(631)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2015
City/State	Encumbrances (1)	Building & Improvements	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (2)	Acq Date
Chippewa Falls, WI	—	2,303	133	—	2,303	$133	$2,436	(279)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(64)	2011
Cincinnati, OH	—	3,637	238	1,412	5,049	238	5,287	(1,626)	2007
Cleveland, TN	(2,869)	3,161	554	84	3,245	554	3,799	(449)	2011
Clinton, TN	—	3,302	403	—	3,302	403	3,705	(123)	2015
Columbus, OH	—	3,123	489	167	3,290	489	3,779	(273)	2014
West Columbia, SC	—	6,988	715	373	7,361	715	8,076	(580)	2013
Conyers, GA	—	3,181	476	26	3,207	476	3,683	(251)	2014
Conyers, GA	(5,676)	7,077	721	—	7,077	721	7,798	(97)	2015
Conyers, GA	(3,806)	4,142	969	80	4,222	969	5,191	(617)	2011
Dallas, GA	—	1,712	475	—	1,712	475	2,187	(194)	2012
LaGrange, GA	—	3,175	240	331	3,506	240	3,746	(527)	2007
Danville, KY	—	11,814	965	1,757	13,571	965	14,536	(1,858)	2007
Daytona Beach, FL	—	875	1,237	1,439	2,314	1,237	3,551	(504)	2007
Dayton, OH	—	5,896	331	360	6,256	331	6,587	(40)	2015
Dayton, OH	—	1,035	67	741	1,776	67	1,843	(1,069)	2007
DeKalb, IL	—	4,568	489	—	4,568	489	5,057	(392)	2013
De Pere, WI	—	6,144	525	—	6,144	525	6,669	(662)	2012
Duncan, SC	—	11,352	1,002	469	11,821	1,002	12,823	(1,207)	2012
Duncan, SC	—	6,928	709	(118)	6,810	709	7,519	(638)	2012
Durham, SC	—	2,700	753	—	2,700	753	3,453	(32)	2015
Edgefield, SC	—	938	220	750	1,688	220	1,908	(185)	2012
Elizabethtown, PA	—	5,363	1,000	—	5,363	1,000	6,363	(223)	2014
Elkhart, IN	—	210	25	143	353	25	378	(46)	2007
Elkhart, IN	—	3,567	422	161	3,728	422	4,150	(829)	2007
El Paso, TX	—	9,099	1,248	—	9,099	1,248	10,347	(419)	2014
El Paso, TX	—	7,905	1,124	—	7,905	1,124	9,029	(438)	2014
El Paso, TX	—	14,159	1,854	91	14,250	1,854	16,104	(694)	2014
El Paso, TX	—	9,915	1,581	—	9,915	1,581	11,496	(449)	2014
El Paso, TX	—	5,893	1,136	—	5,893	1,136	7,029	(125)	2015
El Paso, TX	—	3,096	—	1,006	4,102	—	4,102	(413)	2012
East Troy, WI	—	4,962	304	—	4,962	304	5,266	(234)	2014
East Windsor, CT	(3,172)	4,713	348	469	5,182	348	5,530	(859)	2012
Fairborn, OH	—	5,650	867	—	5,650	867	6,517	(176)	2015
Fairfield, VA	—	2,274	295	177	2,451	295	2,746	(614)	2007
Farmington, NY	—	5,342	410	20	5,362	410	5,772	(1,177)	2007
Fort Wayne, IN	—	3,142	112	—	3,142	112	3,254	(132)	2014
Franklin, IN	—	12,042	2,479	13	12,055	2,479	14,534	(1,531)	2012
Fort Worth, TX	(2,199)	2,965	389	20	2,985	389	3,374	(456)	2011
Gahanna, OH	(3,229)	4,191	1,265	1,258	5,449	1,265	6,714	(821)	2011
Garland, TX	—	5,425	1,344	29	5,454	1,344	6,798	(403)	2014
Garland, TX	—	6,058	1,542	—	6,058	1,542	7,600	(21)	2015
Georgetown, KY	(2,363)	2,183	875	—	2,183	875	3,058	(390)	2011
Germantown, WI	—	6,035	1,186	—	6,035	1,186	7,221	(355)	2014
Gloversville, NY	(774)	1,299	117	—	1,299	117	1,416	(129)	2012
Gloversville, NY	(1,250)	2,613	151	—	2,613	151	2,764	(287)	2012
Gloversville, NY	(1,131)	1,292	85	(31)	1,261	85	1,346	(250)	2012
Gloversville, NY	(893)	1,514	154	13	1,527	154	1,681	(175)	2012
Golden, CO	—	6,164	742	67	6,231	742	6,973	(497)	2013
Goshen, IN	(6,182)	6,509	1,442	201	6,710	1,442	8,152	(977)	2010
Grand Junction, CO	—	4,002	314	—	4,002	314	4,316	(58)	2015
Grand Rapids, MI	—	7,532	169	—	7,532	169	7,701	(29)	2015
Greenwood, SC	(1,607)	1,848	166	—	1,848	166	2,014	(186)	2012
Greenwood, SC	(1,369)	1,232	169	4	1,236	169	1,405	(151)	2012
Greenville, SC	—	3,379	309	—	3,379	309	3,688	(100)	2015
Greer, SC	—	1,434	129	—	1,434	129	1,563	(20)	2015
Greer, SC	—	1,748	128	—	1,748	128	1,876	(29)	2015
Greer, SC	—	471	153	—	471	153	624	(9)	2015
Greer, SC	—	3,016	306	—	3,016	306	3,322	(52)	2015

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2015
City/State	Encumbrances (1)	Building & Improvements	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (2)	Acq Date
Gresham, OR	(8,950)	8,703	1,730	709	9,412	1,730	11,142	(1,187)	2011
Gurnee, IL	—	11,380	1,716	—	11,380	1,716	13,096	(455)	2014
Gurnee, IL	—	4,902	1,337	212	5,114	1,337	6,451	(785)	2012
Hampstead, MD	—	34,969	780	—	34,969	780	35,749	(2,538)	2013
Harrisonburg, VA	—	11,179	1,455	144	11,323	1,455	12,778	(968)	2012
Harvard, IL	—	2,980	1,157	—	2,980	1,157	4,137	(430)	2013
Hazelwood, MO	(5,754)	5,815	1,382	93	5,908	1,382	7,290	(1,049)	2011
Hebron, KY	—	4,601	370	—	4,601	370	4,971	(282)	2014
Holland, MI	—	5,119	489	617	5,736	489	6,225	(1,285)	2007
Holland, MI	(3,322)	3,475	279	60	3,535	279	3,814	(442)	2012
Holland, MI	—	3,772	497	445	4,217	497	4,714	(802)	2007
Houston, TX	—	7,790	2,255	—	7,790	2,255	10,045	(649)	2013
Houston, TX	—	4,906	1,428	17	4,923	1,428	6,351	(371)	2014
Houston, TX	—	5,019	565	745	5,764	565	6,329	(337)	2014
Huntersville, NC	—	3,270	1,061	39	3,309	1,061	4,370	(421)	2012
Idaho Falls, ID	—	2,735	356	—	2,735	356	3,091	(301)	2013
Independence, VA	(1,494)	2,212	226	—	2,212	226	2,438	(337)	2012
Jackson, MS	—	372	50	(21)	351	50	401	(185)	2007
Jackson, MS	—	1,164	150	205	1,369	150	1,519	(788)	2007
Jackson, TN	—	2,374	230	213	2,587	230	2,817	(278)	2012
Janesville, WI	—	17,493	828	(16)	17,477	828	18,305	(1,429)	2013
Jefferson City, TN	—	8,494	1,350	—	8,494	1,350	9,844	(837)	2014
Johnstown, NY	(774)	1,304	178	—	1,304	178	1,482	(141)	2012
Johnstown, NY	(1,131)	1,592	216	—	1,592	216	1,808	(141)	2012
Johnstown, NY	(923)	978	151	—	978	151	1,129	(136)	2012
Johnstown, NY	(1,726)	1,467	140	—	1,467	140	1,607	(159)	2012
Kansas City, MO	—	5,581	703	—	5,581	703	6,284	(478)	2012
Kansas City, KS	(1,220)	1,125	527	—	1,125	527	1,652	(158)	2012
Kentwood, MI	—	2,478	407	—	2,478	407	2,885	(241)	2013
Knoxville, TN	—	3,201	447	—	3,201	447	3,648	(105)	2015
Lafayette, IN	(1,280)	2,205	295	36	2,241	295	2,536	(208)	2012
Lafayette, IN	(2,173)	3,554	410	—	3,554	410	3,964	(448)	2012
Lafayette, IN	(4,465)	8,135	906	212	8,347	906	9,253	(939)	2012
Lancaster, PA	—	5,480	1,520	—	5,480	1,520	7,000	(41)	2015
Lansing, MI	(8,457)	8,164	501	—	8,164	501	8,665	(1,115)	2011
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(448)	2012
Lansing, MI	(5,953)	7,162	429	—	7,162	429	7,591	(716)	2012
Lansing, MI	—	5,209	907	—	5,209	907	6,116	(429)	2013
Laurens, SC	—	4,254	151	—	4,254	151	4,405	(14)	2015
Lenexa, KS	—	7,610	2,368	—	7,610	2,368	9,978	(536)	2014
Lewiston, ME	—	5,515	173	1,224	6,739	173	6,912	(1,491)	2007
Lexington, NC	—	3,968	232	162	4,130	232	4,362	(590)	2008
Libertyville, IL	—	6,455	421	—	6,455	421	6,876	(110)	2015
Libertyville, IL	—	770	143	9	779	143	922	(45)	2015
Londonderry, NH	—	6,683	730	—	6,683	730	7,413	(567)	2013
Longmont, CO	—	9,647	1,529	—	9,647	1,529	11,176	(491)	2014
Loudon, TN	—	3,751	170	—	3,751	170	3,921	(14)	2015
Louisville, KY	(3,409)	3,875	386	520	4,395	386	4,781	(718)	2011
Louisville, KY	(5,438)	6,182	616	632	6,814	616	7,430	(1,111)	2011
Macedonia, OH	—	8,195	1,690	10	8,205	1,690	9,895	(162)	2015
Machesney Park, IL	—	3,742	300	—	3,742	300	4,042	(96)	2015
Madison, TN	(6,625)	6,159	1,655	1,435	7,594	1,655	9,249	(1,264)	2010
Malden, MA	—	2,817	366	—	2,817	366	3,183	(619)	2007
Malden, MA	—	3,961	507	—	3,961	507	4,468	(870)	2007
Marion, IA	—	2,257	691	49	2,306	691	2,997	(247)	2013
Marion, IN	(3,036)	3,010	243	371	3,381	243	3,624	(272)	2012
Marshall, MI	—	1,051	199	—	1,051	199	1,250	(155)	2013
Mascot, TN	—	3,452	385	65	3,517	385	3,902	(354)	2013
Salem, OH	—	7,674	858	150	7,824	858	8,682	(1,540)	2006

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2015
City/State	Encumbrances (1)	Building & Improvements	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (2)	Acq Date
Mason, OH	—	4,730	724	—	4,730	724	5,454	(272)	2014
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(1,009)	2007
Mebane, NC	—	4,570	481	388	4,958	481	5,439	(444)	2012
Mebane, NC	—	4,148	443	—	4,148	443	4,591	(422)	2012
Mebane, NC	—	4,999	358	—	4,999	358	5,357	(400)	2013
Mechanicsburg, PA	—	5,172	1,482	635	5,807	1,482	7,289	(331)	2014
Mechanicsburg, PA	—	7,144	1,800	—	7,144	1,800	8,944	(374)	2014
New Kingston, PA	—	8,687	2,041	—	8,687	2,041	10,728	(449)	2014
Mechanicsburg, PA	—	8,008	1,452	—	8,008	1,452	9,460	(411)	2014
Milwaukee, WI	—	4,090	456	46	4,136	456	4,592	(872)	2007
Mishawaka, IN	—	3,108	800	744	3,852	800	4,652	(357)	2013
Montgomery, IL	—	12,543	2,190	1,153	13,696	2,190	15,886	(1,131)	2012
Mooresville, NC	(6,858)	7,411	701	216	7,627	701	8,328	(1,083)	2011
Mountain Home, NC	—	2,472	523	—	2,472	523	2,995	(135)	2014
Mt. Prospect, IL	—	2,988	726	8	2,996	726	3,722	(308)	2013
Murfreesboro, TN	—	2,863	722	—	2,863	722	3,585	(182)	2014
Nashua, NH	—	8,682	1,431	—	8,682	1,431	10,113	(619)	2014
Nashville, TN	—	3,601	547	—	3,601	547	4,148	(280)	2013
Newark, DE	—	1,478	197	392	1,870	197	2,067	(422)	2007
Newark, DE	—	2,479	330	271	2,750	330	3,080	(575)	2007
New Berlin, WI	—	2,860	549	—	2,860	549	3,409	(201)	2014
New Berlin, WI	—	6,500	1,068	141	6,641	1,068	7,709	(651)	2013
New Hope, MN	—	1,970	1,919	—	1,970	1,919	3,889	(241)	2013
Lopatcong, NJ	—	1,400	1,554	585	1,985	1,554	3,539	(394)	2010
Piscataway, NJ	—	5,655	640	208	5,863	640	6,503	(1,208)	2010
Newton, NC	—	4,367	732	86	4,453	732	5,185	(937)	2010
North Haven, CT	—	39,911	4,086	50	39,961	4,086	44,047	(1,411)	2015
North Jackson, OH	—	4,427	1,528	—	4,427	1,528	5,955	(321)	2013
North Jackson, OH	(7,555)	6,439	486	—	6,439	486	6,925	(1,159)	2011
Norton, MA	(5,513)	6,740	2,839	—	6,740	2,839	9,579	(972)	2011
Novi, MI	(2,917)	3,879	252	—	3,879	252	4,131	(515)	2012
Novi, MI	—	6,035	626	—	6,035	626	6,661	(103)	2015
Oakwood Village, OH	—	3,091	343	—	3,091	343	3,434	(109)	2015
Ocala, FL	—	13,296	731	952	14,248	731	14,979	(1,007)	2013
O'Fallon, MO	(3,117)	2,676	1,242	79	2,755	1,242	3,997	(414)	2010
O'Hara, PA	(16,727)	18,875	1,435	2,545	21,420	1,435	22,855	(2,233)	2012
Oklahoma City, OK	—	9,199	1,614	—	9,199	1,614	10,813	(180)	2015
Orangeburg, SC	—	2,653	362	22	2,675	362	3,037	(314)	2013
Orlando, FL	—	4,839	1,339	—	4,839	1,339	6,178	(407)	2013
Orlando, FL	—	1,996	721	—	1,996	721	2,717	(228)	2012
Parsons, KS	(1,131)	1,053	108	—	1,053	108	1,161	(130)	2012
Pensacola, FL	—	4,705	282	159	4,864	282	5,146	(1,077)	2007
Pensacola, FL	—	206	42	172	378	42	420	(72)	2007
Phenix City, AL	(1,667)	1,493	276	—	1,493	276	1,769	(207)	2012
Phoenix, AZ	—	5,770	1,653	—	5,770	1,653	7,423	(125)	2015
Piedmont, SC	—	4,152	231	—	4,152	231	4,383	(63)	2015
Piedmont, SC	—	2,127	158	—	2,127	158	2,285	(34)	2015
Piedmont, SC	—	2,302	204	—	2,302	204	2,506	(57)	2015
Pineville, NC	—	1,380	392	—	1,380	392	1,772	(178)	2012
Warrendale, PA	—	6,437	778	460	6,897	778	7,675	(952)	2008
Plymouth, MI	—	4,670	365	—	4,670	365	5,035	(145)	2015
Pocatello, ID	—	3,472	399	135	3,607	399	4,006	(981)	2007
Portage, IN	—	5,416	—	—	5,416	—	5,416	(469)	2012
Portland, TN	—	8,353	1,662	—	8,353	1,662	10,015	(1,100)	2012
Portland, ME	(2,945)	3,727	891	—	3,727	891	4,618	(402)	2012
Rapid City, SD	—	11,066	2,071	758	11,824	2,071	13,895	(3,531)	2007
Muhlenberg TWP, PA	—	14,064	843	117	14,181	843	15,024	(1,565)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2015
City/State	Encumbrances (1)	Building & Improvements	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (2)	Acq Date
Reno, NV	—	3,461	1,372	—	3,461	1,372	4,833	(204)	2014
Rogers, MN	(11,664)	11,787	1,671	238	12,025	1,671	13,696	(2,468)	2010
Rogers, AR	—	8,280	1,072	99	8,379	1,072	9,451	(1,117)	2011
Rural Hall, NC	—	5,664	439	147	5,811	439	6,250	(960)	2008
Salem, OR	(3,244)	3,150	599	186	3,336	599	3,935	(510)	2010
Salem, OR	(1,457)	1,471	266	211	1,682	266	1,948	(284)	2010
Sauk Village, IL	—	5,516	877	—	5,516	877	6,393	(529)	2013
Savage, MN	—	3,996	3,194	448	4,444	3,194	7,638	(386)	2014
Savannah, GA	—	13,219	439	—	13,219	439	13,658	(759)	2014
Sergeant Bluff, IA	—	6,188	247	273	6,461	247	6,708	(3,536)	2007
Seville, OH	—	6,662	1,170	229	6,891	1,170	8,061	(930)	2007
Shannon, GA	—	12,969	393	—	12,969	393	13,362	(787)	2013
South Holland, IL	—	3,900	714	—	3,900	714	4,614	(441)	2013
Shreveport, LA	—	6,265	1,804	—	6,265	1,804	8,069	(92)	2015
Simpsonville, SC	—	2,987	957	89	3,076	957	4,033	(337)	2012
Simpsonville, SC	—	3,418	470	—	3,418	470	3,888	(368)	2012
Smithfield, NC	—	4,671	613	12	4,683	613	5,296	(567)	2011
Smyrna, GA	—	3,286	264	—	3,286	264	3,550	(366)	2012
South Bend, IN	—	4,834	411	—	4,834	411	5,245	(529)	2012
Sparks, MD	—	2,197	432	70	2,267	432	2,699	(705)	2007
Spartanburg, SC	—	3,694	342	—	3,694	342	4,036	(192)	2014
Spartanburg, SC	—	6,471	493	(640)	5,831	493	6,324	(544)	2012
Springfield, OH	—	6,432	574	—	6,432	574	7,006	(532)	2013
Statham, GA	—	6,242	588	200	6,442	588	7,030	(672)	2012
Sterling Heights, MI	(1,607)	4,197	513	415	4,612	513	5,125	(406)	2012
Stoughton, MA	—	2,613	2,256	565	3,178	2,256	5,434	(253)	2015
Stoughton, MA	—	1,216	538	—	1,216	538	1,754	(74)	2015
Streetsboro, OH	(6,501)	5,481	2,161	214	5,695	2,161	7,856	(1,206)	2010
Strongsville, OH	—	5,853	491	—	5,853	491	6,344	(375)	2014
Sun Prairie, WI	—	5,809	2,360	2,377	8,186	2,360	10,546	(899)	2008
Toledo, OH	—	6,831	213	—	6,831	213	7,044	(737)	2012
Libertyville, IL	—	—	369	2	2	369	371	—	2015
Libertyville, IL	—	—	397	2	2	397	399	—	2015
Tulsa, OK	—	8,242	966	—	8,242	966	9,208	(119)	2015
Twinsburg, OH	—	8,027	590	—	8,027	590	8,617	(1,388)	2007
Vonore, TN	(9,120)	8,243	2,355	85	8,328	2,355	10,683	(1,371)	2010
Waco, TX	—	1,394	—	274	1,668	—	1,668	(196)	2008
West Allis, WI	—	1,905	462	—	1,905	462	2,367	(7)	2015
West Allis, WI	—	1,860	444	—	1,860	444	2,304	(7)	2015
West Allis, WI	—	929	252	—	929	252	1,181	(4)	2015
West Allis, WI	—	1,039	251	—	1,039	251	1,290	(4)	2015
Walker, MI	(4,292)	4,872	855	118	4,990	855	5,845	(783)	2010
Ware Shoals, SC	(268)	197	133	—	197	133	330	(23)	2012
Hamilton, OH	—	8,585	1,046	—	8,585	1,046	9,631	(821)	2014
Wichita, KS	(1,607)	1,835	88	(19)	1,816	88	1,904	(163)	2012
Wichita, KS	(1,756)	1,931	107	(35)	1,896	107	2,003	(168)	2012
Wichita, KS	(893)	904	140	(10)	894	140	1,034	(83)	2012
Wichita, KS	(803)	869	76	(35)	834	76	910	(81)	2012
Williamsport, PA	—	9,059	688	—	9,059	688	9,747	(836)	2013
Winston-Salem, NC	—	11,054	610	15	11,069	610	11,679	(509)	2014
Woodstock, IL	—	3,796	496	—	3,796	496	4,292	(392)	2012
Yorkville, WI	(4,115)	4,915	416	—	4,915	416	5,331	(191)	2014
Bardstown, KY	—	2,398	379	—	2,398	379	2,777	(549)	2007
Total	$(230,733)	$1,439,958	$228,919	$42,735	$1,482,693	$228,919	$1,711,612	$(150,395)

(1)	Balance excludes the unamortized balance of fair market value premiums of approximately $447,000.

(2)	Depreciation expense is computed using the straight-line method based on the following lives:

Building	40 Years
Building and land improvements	5 - 20 Years
Tenant improvements	Shorter of useful life or terms of related lease
As of December 31, 2015, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.2 billion.

	Year ended December 31,
	2015	2014	2013
Real Estate:
Balance at beginning of period	$1,415,965	$1,079,046	$816,227
Additions during period
Other acquisitions	330,504	337,726	266,389
Improvements, etc.	16,851	13,608	6,757
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(21,443)	(10,539)	(9,073)
Write-off of tenant improvements	(1,205)	(1,036)	(1,254)
Asset Impairments	(29,060)	(2,840)	—
Balance at the end of the period	$1,711,612	$1,415,965	$1,079,046
Accumulated Depreciation:
Balance at beginning of period	$105,789	$71,653	$46,175
Additions during period
Depreciation and amortization expense	50,310	36,710	27,492
Other additions	—	—	—
Deductions during period
Disposals	(5,704)	(2,574)	(2,014)
Other reductions	—	—	—
Balance at the end of the period	$150,395	$105,789	$71,653

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)(1)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc.(2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc.(3)
4.2	Form of Certificate for the 9.0% Series A Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(4)
4.3	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc.(5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P.(8)
10.4	2011 Equity Incentive Plan(9)*
10.5	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013(10)*
10.60	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015(11)*
10.70	2015 Outperformance Program(12)*
10.80	Form of LTIP Unit Agreement(9)*
10.90	Amended and Restated Employment Agreement with Benjamin S. Butcher, dated May 4, 2015(13)*
10.10	Employment Agreement with Geoffrey G. Jervis, effective as of July 1, 2014(14)*
10.11	Employment Agreement with Stephen C. Mecke, dated April 20, 2011(6)*
10.12	Employment Agreement with Jeffrey M. Sullivan, dated as of October 27, 2014(15)*
10.13	Employment Agreement with David G. King, dated April 20, 2011(6)*
10.14	Consulting Agreement with Gregory W. Sullivan, dated as of April 21, 2014(16)*
10.15	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers(17)*
10.16	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein(6)
10.17	Master Loan Agreement, dated as of July 9, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(3)
10.18	Master Loan Agreement, dated as of October 12, 2010, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(18)
10.19	Master Loan Agreement, dated as of July 8, 2011, by and among STAG GI Investments Holdings, LLC and Connecticut General Life Insurance Company(18)
10.20	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended(19)
10.21
Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.22
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.23	Loan Agreement, dated as of November 8, 2012, by and among Borrowers (as defined therein) and Wells Fargo Bank, National Association, as Lender(22)
10.24
Term Loan Agreement, dated as of March 21, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association and the other lenders party thereto(23)

10.25
Amended and Restated Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

Exhibit Number	Description of Document
10.26
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.27
Term Loan Agreement, dated as of December 18, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.28
First Amendment to Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.29
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.30	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (24)
10.31	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (20)
10.32	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)
10.33	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (20)
10.34	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)
10.35	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (25)
12.1	Computation of ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on May 8, 2013.

(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 8, 2011.

(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on September 24, 2010.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-177131) filed with the Securities and Exchange Commission on October 26, 2011.

(5)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with Securities and Exchange Commission on April 11, 2013.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.

(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 16, 2013.

(9)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on April 5, 2011.

(10)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 6, 2013.

(11)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 23, 2015.

(12)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on January 15, 2015.

(13)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 23, 2015.

(14)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on May 16, 2014.

(15)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on October 31, 2014.

(16)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 24, 2014.

(17)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the Securities and Exchange Commission on February 16, 2011.

(18)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

(19)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with Securities and Exchange Commission on February 26, 2014.

(20)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 19, 2014.

(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on April 22, 2014.

(24)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on March 25, 2014.

(25)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2015.