Form 10-Q
period 2016-03-31
STAG Industrial, Inc.
filed 2016-05-03
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock ($0.01 par value)	68,186,375
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	2,760,000
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875 % Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Rental Property:
Land	$229,288	$228,919
Buildings and improvements, net of accumulated depreciation of $160,820 and $150,395, respectively	1,328,602	1,332,298
Deferred leasing intangibles, net of accumulated amortization of $209,898 and $200,758, respectively	263,867	276,272
Total rental property, net	1,821,757	1,837,489
Cash and cash equivalents	15,469	12,011
Restricted cash	8,403	8,395
Tenant accounts receivable, net	22,425	21,478
Prepaid expenses and other assets	26,896	23,888
Interest rate swaps	—	1,867
Assets held for sale, net	2,996	—
Total assets	$1,897,946	$1,905,128
Liabilities and Equity
Liabilities:
Unsecured credit facility	$6,000	$56,000
Unsecured term loans	299,779	299,769
Unsecured notes	399,384	399,366
Mortgage notes	214,727	230,937
Accounts payable, accrued expenses and other liabilities	28,139	25,662
Interest rate swaps	13,732	3,766
Tenant prepaid rent and security deposits	13,318	14,628
Dividends and distributions payable	8,527	8,234
Deferred leasing intangibles, net of accumulated amortization of $8,514 and $8,536, respectively	10,830	11,387
Total liabilities	994,436	1,049,749
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2016 and December 31, 2015	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2016 and December 31, 2015	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2016 and no shares issued and outstanding at December 31, 2015	75,000	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 68,182,802 and 68,077,333 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	682	681
Additional paid-in capital	1,016,764	1,017,394
Common stock dividends in excess of earnings	(349,881)	(334,623)
Accumulated other comprehensive loss	(13,567)	(2,350)
Total stockholders’ equity	867,998	820,102
Noncontrolling interest	35,512	35,277
Total equity	903,510	855,379
Total liabilities and equity	$1,897,946	$1,905,128
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended March 31,
	2016	2015
Revenue
Rental income	$51,349	$43,249
Tenant recoveries	9,442	7,587
Other income	81	153
Total revenue	60,872	50,989
Expenses
Property	12,655	10,246
General and administrative	11,019	7,530
Property acquisition costs	552	318
Depreciation and amortization	30,280	26,129
Other expenses	260	186
Total expenses	54,766	44,409
Other income (expense)
Interest income	3	3
Interest expense	(10,847)	(8,010)
Loss on extinguishment of debt	(1,134)	—
Gain on the sales of rental property	17,673	—
Total other income (expense)	5,695	(8,007)
Net income (loss) from continuing operations	$11,801	$(1,427)
Net income (loss)	$11,801	$(1,427)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	455	(198)
Net income (loss) attributable to STAG Industrial, Inc.	$11,346	$(1,229)
Less: preferred stock dividends	2,912	2,712
Less: amount allocated to participating securities	100	101
Net income (loss) attributable to common stockholders	$8,334	$(4,042)
Weighted average common shares outstanding — basic	67,889,217	64,286,213
Weighted average common shares outstanding — diluted	67,964,559	64,286,213
Income (loss) per share — basic and diluted
Income (loss) from continuing operations attributable to common stockholders - basic	$0.12	$(0.06)
Income (loss) from continuing operations attributable to common stockholders - diluted	$0.12	$(0.06)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended March 31,
	2016	2015
Net income (loss)	$11,801	$(1,427)
Other comprehensive loss:
Loss on interest rate swaps	(11,823)	(4,005)
Other comprehensive loss	(11,823)	(4,005)
Comprehensive loss	(22)	(5,432)
Net (income) loss attributable to noncontrolling interest after preferred stock dividends	(455)	198
Other comprehensive loss attributable to noncontrolling interest	606	192
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$129	$(5,042)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Three Months Ended March 31, 2016
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,394	$(334,623)	$(2,350)	$820,102	$35,277	$855,379
Proceeds from sale of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(2,590)	—	—	(2,590)	—	(2,590)
Issuance of restricted stock, net	—	100,737	1	(1)	—	—	—	—	—
Issuance of common stock	—	4,732	—	—	—	—	—	—	—
Dividends and distributions, net	(2,912)	—	—	—	(23,692)	—	(26,604)	(1,284)	(27,888)
Non-cash compensation	—	—	—	841	—	—	841	2,790	3,631
Rebalancing of noncontrolling interest	—	—	—	1,120	—	—	1,120	(1,120)	—
Other comprehensive loss	—	—	—	—	—	(11,217)	(11,217)	(606)	(11,823)
Net income	2,912	—	—	—	8,434	—	11,346	455	11,801
Balance, March 31, 2016	$214,000	68,182,802	$682	$1,016,764	$(349,881)	$(13,567)	$867,998	$35,512	$903,510
Three Months Ended March 31, 2015
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	417,115	4	10,129	—	—	10,133	—	10,133
Offering costs	—	—	—	(202)	—	—	(202)	—	(202)
Issuance of restricted stock, net	—	92,119	1	(1)	—	—	—	—	—
Issuance of common stock	—	3,298	—	—	—	—	—	—	—
Dividends and distributions, net	(2,712)	—	—	—	(21,824)	—	(24,536)	(1,120)	(25,656)
Non-cash compensation	—	—	—	710	—	—	710	1,137	1,847
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	21,902	21,902
Rebalancing of noncontrolling interest	—	—	—	10,589	—	—	10,589	(10,589)	—
Other comprehensive loss	—	—	—	—	—	(3,813)	(3,813)	(192)	(4,005)
Net loss	2,712	—	—	—	(3,941)	—	(1,229)	(198)	(1,427)
Balance, March 31, 2015	$139,000	64,947,384	$649	$949,467	$(229,006)	$(4,302)	$855,808	$38,244	$894,052
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$11,801	$(1,427)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,280	26,129
Non-cash portion of interest expense	379	299
Intangible amortization in rental income, net	1,666	2,065
Straight-line rent adjustments, net	(424)	(1,293)
Dividends on forfeited equity compensation	2	—
Loss on extinguishment of debt	4	—
Gain on sales of rental property	(17,673)	—
Non-cash compensation expense	3,605	1,847
Change in assets and liabilities:
Tenant accounts receivable, net	(461)	(468)
Restricted cash	(46)	(162)
Prepaid expenses and other assets	(4,280)	(3,096)
Accounts payable, accrued expenses and other liabilities	519	(2,242)
Tenant prepaid rent and security deposits	(1,285)	164
Total adjustments	12,286	23,243
Net cash provided by operating activities	24,087	21,816
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(21,256)	(48,621)
Additions of land and building and improvements	(3,668)	(2,644)
Proceeds from sales of rental property, net	31,890	—
Restricted cash	38	(165)
Acquisition deposits, net	167	(480)
Acquisitions of deferred leasing intangibles	(6,571)	(14,795)
Net cash provided by (used in) investing activities	600	(66,705)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	75,000	—
Redemption of common units for cash	—	(64)
Proceeds from unsecured credit facility	54,000	62,000
Repayment of unsecured credit facility	(104,000)	(120,000)
Proceeds from unsecured notes	—	120,000
Repayment of mortgage notes	(16,128)	(12,942)
Payment of loan fees and costs	(57)	(930)
Dividends and distributions	(27,597)	(25,314)
Proceeds from sales of common stock	—	10,133
Offering costs	(2,447)	(184)
Net cash provided by (used in) financing activities	(21,229)	32,699
Increase (decrease) in cash and cash equivalents	3,458	(12,190)
Cash and cash equivalents—beginning of period	12,011	23,878
Cash and cash equivalents—end of period	$15,469	$11,688
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$8,721	$6,990
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$21,902
Acquisitions of land and buildings and improvements	$(39)	$(25,936)
Acquisitions of deferred leasing intangibles	$(16)	$(7,731)
Change in additions of land and building and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,761)	$1,747
Additions to building and improvements from non-cash compensation expense	$(9)	$—
Assumption of mortgage note	$—	$11,765
Change in loan fees and costs and offering costs included in accounts payable, accrued expenses, and other liabilities	$(80)	$(22)
Dividends and distributions declared but not paid	$8,527	$7,696
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2016 and December 31, 2015, the Company owned a 94.8% and 95.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2016, the Company owned 292 buildings in 38 states with approximately 54.3 million rentable square feet, consisting of 224 warehouse/distribution buildings, 47 light manufacturing buildings and 21 flex/office buildings. The Company’s buildings were approximately 94.8% leased to 260 tenants as of March 31, 2016.

2. Summary of Significant Accounting Policies
Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
In March of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation (Topic 718), which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective January 1, 2016. As a result, the Company's policy is to recognize forfeitures in the period which they occur, whereas the former guidance required the Company to estimate expected forfeitures. The adoption of this standard did not have a material effect on the consolidated financial statements.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. Topic 842 supersedes the previous leases standard, Topic 840, Leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

In April of 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August of 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard effective January 1, 2016. As a result, debt issuance costs related to the debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset within prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction of unsecured term loans by approximately $0.2 million, unsecured notes by approximately $0.6 million, and mortgage notes by approximately $0.2 million and a corresponding reduction of prepaid expenses and other assets by approximately $1.1 million as of December 31, 2015.

In February of 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis (Topic 810), which amends the current consolidation model. On January 1, 2016, the Company adopted this standard, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the financial statements of the Company, the identification of this entity as a variable interest entity had no impact on the consolidated financial statements of the Company. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. Early adoption is permitted for all financial statements of fiscal years and interim periods that have not yet been issued. The adoption of ASU 2016-01 is not expected to materially impact the Company’s consolidated financial statements.
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

Rental Property
The Company capitalizes costs directly and indirectly related to the development, pre-development, redevelopment or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred and depreciated commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company's unsecured indebtedness during the period.

Tenant Accounts Receivable, net
Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of March 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.1 million, respectively.
The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of March 31, 2016 and December 31, 2015, the Company had accrued rental income of approximately $16.6 million and $16.1 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. As of March 31, 2016 and December 31, 2015, the Company had an allowance on accrued rental income of $0 and $0, respectively.
As of March 31, 2016 and December 31, 2015, the Company had approximately $6.1 million and $6.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the Company had approximately $4.2 million and $4.1 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2016 and December 31, 2015, the Company's total liability associated with these lease security deposits was approximately $4.6 million and $4.5 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.
Related Parties

As of March 31, 2016 and December 31, 2015, the Company had approximately $0.1 million and $0.1 million, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.6 million and $2.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. These amounts would have been the maximum expense of the Company had the tenants not met their contractual obligations for these periods.

Termination Income

On October 20, 2015, the tenant at the Dayton, OH property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective October 31, 2016 and required the tenant to pay a termination fee of approximately $0.2 million. The termination fee is being recognized on a straight-line basis from October 20,

2015 through the relinquishment of the space on October 31, 2016 and approximately $54,000 is included in rental income on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2016.
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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company's TRS recognized a net loss of $11,000 and $0, during the three months ended March 31, 2016 and March 31, 2015, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $0.2 million and $0.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, respectively.
Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2016 and December 31, 2015, there were no liabilities for uncertain tax positions.
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

3. Real Estate
The following table summarizes the components of rental property as of March 31, 2016 and December 31, 2015.

Rental property (in thousands)	March 31, 2016	December 31, 2015
Land	$229,288	$228,919
Buildings, net of accumulated depreciation of $110,783 and $104,297, respectively	1,227,133	1,232,360
Tenant improvements, net of accumulated depreciation of $27,262 and $26,283, respectively	21,902	23,586
Building and land improvements, net of accumulated depreciation of $22,775 and $19,815, respectively	74,635	74,694
Construction in progress	4,932	1,658
Deferred leasing intangibles, net of accumulated amortization of $209,898 and $200,758, respectively	263,867	276,272
Total rental property, net	$1,821,757	$1,837,489

Acquisitions

The following tables summarize the acquisitions of the Company during the three months ended March 31, 2016.

Location of property	Square Feet	Buildings	Purchase Price (in thousands)
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	$27,882

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2016 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired assets and liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$3,236	N/A
Buildings	15,879	N/A
Tenant improvements	138	N/A
Building and land improvements	2,042	N/A
Deferred leasing intangibles - In-place leases	3,990	4.5
Deferred leasing intangibles - Tenant relationships	2,541	7.4
Deferred leasing intangibles - Above market leases	245	3.9
Deferred leasing intangibles - Below market leases	(189)	5.2
Total purchase price	$27,882

The table below sets forth the results of operations for the properties acquired during the three months ended March 31, 2016, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of operations (in thousands)	Three months ended March 31, 2016
Revenue	$127
Property acquisition costs	$521
Net income	$576

The following tables set forth pro forma information for the three months ended March 31, 2016 and March 31, 2015, respectively. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands) (1)	Three months ended March 31, 2016
Total revenue	$61,309
Net income	$12,954	(2)
Net income attributable to common stockholders	$9,428

Pro Forma (in thousands) (3)	Three months ended March 31, 2015
Total revenue	$53,112
Net loss	$2,300	(2)
Net loss attributable to common stockholders	$4,873

(1)
The unaudited pro forma information for the three months ended March 31, 2016 is presented as if the properties acquired during the three months ended March 31, 2016 had occurred at January 1, 2015, the beginning of the reporting period prior to acquisition.

(2)
The net income for the three months ended March 31, 2016 excludes approximately $0.5 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2016, and the net loss for the three months ended March 31, 2015 was adjusted to include these acquisition costs. Net loss for the three months ended March 31, 2015 excludes approximately $0.2 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2015.

(3)
The unaudited pro forma information for the three months ended March 31, 2015 is presented as if the properties acquired during the three months ended March 31, 2016 and the properties acquired during the three months ended March 31, 2015 had occurred at January 1, 2015 and January 1, 2014, respectively, the beginning of the reporting period prior to acquisition.

Dispositions
The following table summarizes the dispositions of the Company during the three months ended March 31, 2016 (in thousands, except for square feet and building count). All of the dispositions were accounted for under the full accrual method.

Location of property	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain on Sale
Wichita, KS (1)	44,760	1
Gresham, OR (2)	420,690	1
Canton, OH (3)	398,000	1
Orangeburg, SC (4)	319,000	1
Three months ended March 31, 2016	1,182,450	4	$14,217	$32,800	$31,890	$17,673

(1)
The building contributed approximately $0 and $0 to total revenue and approximately $34,000 (exclusive of the gain on sale of rental property and loss on extinguishment of debt) and $26,000 of net loss to the net income (loss) of the Company during the three months ended March 31, 2016 and March 31, 2015, respectively.

(2)
The building contributed approximately $0.3 million and $0.4 million to total revenue and approximately ($8,000) (exclusive of the gain on sale of rental property and loss on extinguishment of debt) and $39,000 to net income (loss) of the Company during the three months ended March 31, 2016 and March 31, 2015, respectively.

(3)
The building contributed approximately $0.3 million and $0.5 million to total revenue and approximately $0.1 million (exclusive of the gain on the sale of rental property) and ($17,000) to net income (loss) of the Company during the three months ended March 31, 2016 and March 31, 2015, respectively.

(4)
The building contributed approximately $0.2 million and $0.3 million to total revenue and approximately $0.2 million (exclusive of the gain on sale of rental property) and $0.1 million to net income (loss) of the Company during the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, the related land, building and improvements, net, and deferred leasing intangibles, net, for two properties located in Kansas City, KS and Parsons, KS were classified as assets held for sale on the accompanying Consolidated Balance Sheets. In April 2016, the Company completed the sale of these properties.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$68,850	$(32,879)	$35,971	$69,815	$(31,554)	$38,261
Other intangible lease assets	404,915	(177,019)	227,896	407,215	(169,204)	238,011
Total deferred leasing intangible assets	$473,765	$(209,898)	$263,867	$477,030	$(200,758)	$276,272

Below market leases	$19,344	$(8,514)	$10,830	$19,923	$(8,536)	$11,387
Total deferred leasing intangible liabilities	$19,344	$(8,514)	$10,830	$19,923	$(8,536)	$11,387
The following table sets forth the amortization expense and the net decrease to rental revenue for the amortization of deferred leasing intangibles during the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2016	2015
Net decrease to rental revenue related to above and below market lease amortization	$1,666	$2,064
Amortization expense related to other intangible lease assets	$15,913	$14,275
The following table sets forth the amortization of deferred leasing intangibles over the next five years as of March 31, 2016.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Revenue Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2016	$44,659	$4,695
2017	$50,687	$4,796
2018	$40,003	$3,557
2019	$29,529	$3,242
2020	$22,463	$3,078

4. Debt
The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of March 31, 2016 and December 31, 2015.

Loan	Principal outstanding as of March 31, 2016 (in thousands)	Principal outstanding as of December 31, 2015 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$6,000	$56,000	L + 1.20%	Dec-18-2019	i
Total unsecured credit facility	6,000	56,000

Unsecured term loans:
Unsecured Term Loan C (4)	—	—	L + 1.35%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.75%	Mar-21-2021	ii
Unsecured Term Loan A	150,000	150,000	L + 1.80%	Mar-31-2022	ii
Total unsecured term loans	300,000	300,000
Less: Total unamortized debt issuance costs	221	231
Total carrying value unsecured term loans	299,779	299,769

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized debt issuance costs	616	634
Total carrying value unsecured notes	399,384	399,366

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	—	3,229	6.05%	Jun-1-2016	iii
Webster Bank, National Association	5,471	5,513	4.22%	Aug-4-2016	iii
National Life Insurance Company	4,732	4,775	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,663	5,754	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,632	5,676	5.73%	May-05-2017	iii
Webster Bank, National Association	2,923	2,945	3.66%	May-29-2017	iii
Webster Bank, National Association	3,148	3,172	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,097	4,115	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company-1 Facility	56,942	57,171	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company-2 Facility	47,345	58,085	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company-3 Facility	16,338	16,401	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	62,315	63,897	4.31%	Dec-1-2022	vii
Total mortgage notes	214,606	230,733
Add: Total unamortized fair market value premiums	325	447
Less: Total unamortized debt issuance costs	204	243
Total carrying value mortgage notes	214,727	230,937
Total / weighted average interest rate (5)	$919,890	$986,072	4.24%

(1)
Current interest rate as of March 31, 2016. At March 31, 2016, the one-month LIBOR (“L”) was 0.43725%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or the unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	Capacity of $150.0 million, in which the Company has until September 29, 2016 to draw the full amount.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or the unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of March 31, 2016 was approximately $594.0 million. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's unencumbered assets. Total accrued interest for the Company's indebtedness was $5.5 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Deferred financing fees, net of accumulated amortization included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets were approximately $8.4 million and $8.9 million as of March 31, 2016 and December 31, 2015, respectively. Debt issuance costs, net of accumulated amortization included as a direct deduction from the related debt liability on the accompanying Consolidated Balance Sheets were approximately $1.0 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and March 31, 2015, amortization of deferred financing fees and debt issuance costs included in interest expense was approximately $0.5 million and $0.3 million, respectively.
On March 17, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $10.5 million in connection with the sale of the Gresham, OR property which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.9 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

On March 3, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.2 million in connection with the sale of the Wichita, KS property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

On March 1, 2016 the mortgage note held with Sun Life Assurance Company of Canada (U.S.), in which the property located in Gahanna, OH served as collateral for the mortgage note, was paid in full. The associated unamortized deferred financing fees, debt issuance costs, and fair value market premium were written off as a net gain of approximately $17,000 and is included in loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

Financial Covenant Considerations
The Company’s ability to borrow under the unsecured credit facility and the unsecured term loans are subject to its ongoing compliance with a number of financial and other covenants. The Company's unsecured notes and mortgage notes also contain covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of March 31, 2016 and December 31, 2015.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Fair Value of Debt
The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 1.74% to 4.19% and 1.58% to 4.82% at March 31, 2016 and December 31, 2015, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016		December 31, 2015
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$6,000	$5,978	$56,000	$56,000
Unsecured term loans	300,000	304,923	300,000	303,457
Unsecured notes	400,000	409,980	400,000	392,054
Mortgage notes	214,606	220,597	230,733	237,327
Total principal amount	920,606	$941,478	986,733	$988,838
Add: Total unamortized fair market value premiums	325		447
Less: Total unamortized debt issuance costs	1,041		1,108
Total carrying value	$919,890		$986,072

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
The following table details the Company’s outstanding interest rate swaps as of March 31, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$(26)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$(48)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$(39)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$(411)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(1,480)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(761)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(1,037)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(329)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(674)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(475)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(339)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(205)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(809)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(805)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(3,346)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(944)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(359)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(756)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(789)	2.5300%	One-month L	Mar-31-2022

The fair value of the interest rate swaps outstanding as of March 31, 2016 and December 31, 2015 was as follows:

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2016	Fair Value March 31, 2016	Notional Amount December 31, 2015	Fair Value December 31, 2015
Interest rate swaps-Asset	$—	$—	$275,000	$1,867
Interest rate swaps-Liability	$675,000	$(13,732)	$400,000	$(3,766)

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three months ended March 31, 2016 and March 31, 2015, the Company did not record any hedge ineffectiveness related to the hedged derivatives. The Company estimates that approximately $3.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2016 and March 31, 2015, (in thousands).

	Three Months Ended March 31,
	2016	2015
Amount of loss recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$12,568	$4,671
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$745	$666
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2016, the fair values of all of the Company's 23 interest rate swaps were in a liability position of approximately $14.6 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net liability position was approximately $0.9 million as of March 31, 2016. Accrued interest expense for the Company's interest rate swaps was approximately $0.1 million as of March 31, 2016 and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.  As of March 31, 2016, the Company has not posted any collateral related to these agreements.  If the Company had breached any of its provisions at March 31, 2016, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position at its termination value of approximately $14.8 million.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

		Fair Value Measurements as of March 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(13,732)	$—	$(13,732)	$—

		Fair Value Measurements as of December 31, 2015 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2015	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,867	$—	$1,867	$—
Interest rate swaps-Liability	$(3,766)	$—	$(3,766)	$—

6. Equity
Preferred Stock
Pursuant to its charter, the Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.01 per share.
The table below sets forth the Company’s outstanding preferred stock issuances as of March 31, 2016.

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value per share	Interest Rate
Series A Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Dividends on the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively, the "Preferred Stock Issuances") are payable quarterly in arrears on or about the last day of March, June, September, and December of each year. Dividends for the Series C Preferred Stock will accrue and be cumulative from and including March 17, 2016 to the first payment date on June 30, 2016. The Preferred Stock Issuances rank on parity and rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock prior to November 2, 2016, April 16, 2018, and March 17, 2021, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.
The tables below set forth the dividends attributable to the Preferred Stock Issuances during the three months ended March 31, 2016 and the year ended December 31, 2015:

Quarter Ended 2016	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
March 31	February 22, 2016	$0.5625	$0.4140625	March 31, 2016
Total		$0.5625	$0.4140625

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 22, 2015	$0.5625	$0.4140625	December 31, 2015
September 30	July 21, 2015	0.5625	0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$2.2500	$1.6562500

On May 2, 2016, the Company’s board of directors declared the Series A Preferred Stock and Series B Preferred Stock dividend for the quarter ending June 30, 2016 at a quarterly rate of $0.5625 per share and $0.4140625 per share, respectively. On May 2, 2016, the Company’s board of directors declared the Series C Preferred Stock dividend for the period from the issuance date of March 17, 2016 through June 30, 2016 at a rate of $0.49653 per share.

Common Stock
The following sets forth the Company’s at-the market ("ATM") common stock offering program as of March 31, 2016. Once the ATM offering program is associated with the Company’s most recent shelf registration statement, the Company may from time to time sell its common stock through sales agents under the program.

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of March 31, 2016
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

The table below sets forth the activity for the ATM common stock offering programs during the year ended December 31, 2015 (in thousands, except share data). There was no activity for the ATM common stock offering programs during three months ended March 31, 2016.

	Year ended December 31, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM	2,661,403	$21.63	$57,571	$864	$56,707
2014 $150 million ATM	795,000	$21.79	17,321	260	17,061
Total/weighted average	3,456,403	$21.67	$74,892	$1,124	$73,768

Dividends

The table below sets forth the dividends attributable to the common stock during the three months ended March 31, 2016 and the year ended December 31, 2015.

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
June 30	February 22, 2016	June 30, 2016	$0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$0.694998

Month Ended 2015	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 21, 2015	December 31, 2015	$0.1150	January 15, 2016
November 30	July 21, 2015	November 30, 2015	0.1150	December 15, 2015
October 31	July 21, 2015	October 30, 2015	0.1150	November 16, 2015
September 30	May 4, 2015	September 30, 2015	0.1150	October 15, 2015
August 31	May 4, 2015	August 31, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	July 31, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	June 30, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	May 29, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	April 30, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	March 31, 2015	0.1125	April 15, 2015
February 28	October 30, 2014	February 27, 2015	0.1125	March 16, 2015
January 31	October 30, 2014	January 31, 2015	0.1125	February 17, 2015
Total			$1.3650
On May 2, 2016, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2016, August 31, 2016 and September 30, 2016 at a monthly rate of $0.115833 per share of common stock.

Restricted Stock-Based Compensation
Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 8, 2016, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2016 and the year ended December 31, 2015.

Unvested restricted shares of common stock	Shares
Balance at December 31, 2014	263,916
Granted	94,290	(1)
Vested	(72,185)
Forfeited	(14,906)
Balance at December 31, 2015	271,115
Granted	101,289	(2)
Vested	(84,336)
Forfeited	(552)
Balance at March 31, 2016	287,516

(1)	The grant date fair value per share was $26.17.

(2)	The grant date fair value per share was $17.98.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2016 was approximately $4.9 million and is expected to be recognized over a weighted average period of approximately 2.7 years.
The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31,
	2016	2015
Vested restricted shares of common stock	84,336	57,528
Fair value of vested restricted shares of common stock (in thousands)	$1,522	$1,425

7. Noncontrolling Interest
The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Noncontrolling interest in the Company consists of LTIP units and Other Common Units in the Operating Partnership that are not owned by the Company.  The table below summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2016 and the year ended December 31, 2015.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.6%
Granted/Issued	323,069	864,283	1,187,352	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeitures	—	—	—	N/A
Balance at March 31, 2016	1,786,501	1,915,872	3,702,373	5.2%
The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

LTIP Units

LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP units granted on January 6, 2016 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2017. LTIP units granted on January 8, 2016 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2016. LTIP units granted on February 22, 2016 to certain senior executive officers, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2016. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.
The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for the three months ended March 31, 2016.

	Assumptions
Grant date	February 22, 2016	January 8, 2016	January 6, 2016
Expected term (years)	10	10	10
Expected volatility	22.0%	22.0%	22.0%
Expected dividend yield	6.0%	6.0%	6.0%
Risk-free interest rate	1.01%	1.28%	1.36%
Fair value of LTIP units at issuance (in thousands)	$277	$2,254	$390
LTIP units at issuance	18,386	135,546	22,464
Fair value unit price per LTIP unit at issuance	$15.07	$16.63	$17.36

On January 25, 2016, the Company and Geoffrey G. Jervis, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016. Pursuant to the terms and conditions of the executive employment agreement and LTIP Unit agreements between the Company and Mr. Jervis, and the Company’s 2015 Outperformance Program ("OPP"), Mr. Jervis received a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units, and eligibility to receive a pro-rated award payment under the OPP. Accordingly, the Company accelerated the expense recognition of Mr. Jervis' unvested LTIP units in the amount of approximately $1.6 million, which is included in general and administrative expenses for the three months ended March 31, 2016 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. Jervis' participation in the OPP after February 25, 2016 will not be recognized. The Company also incurred approximately $1.5 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses for the three months ended March 31, 2016 on the accompanying Consolidated Statements of Operations.

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2016 and the year ended December 31, 2015.

Unvested LTIP units	LTIP Units
Balance at December 31, 2014	448,887
Granted	323,069
Vested	(237,046)
Forfeited	—
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(170,277)
Forfeited	—
Balance at March 31, 2016	541,029

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2016 was approximately $9.9 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31,
	2016	2015
Vested LTIP units	170,277	51,420
Fair value of vested LTIP units (in thousands)	$3,089	$1,209

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

8. Equity Incentive Plan
On March 8, 2016, the Company granted performance units, approved by the compensation committee of the board of directors, under the 2011 Plan to provide certain key employees of the Company with incentives designed to align those key employees' interests more closely with those of the shareholders.

The ultimate value of the performance units depends on the Company’s total stockholder return ("TSR") over a three-year period commencing January 1, 2016 and ending on December 31, 2018 (the "measuring period"). At the end of the three-year measuring period, the performance units convert into shares of common stock at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: i) 25% to the Company’s TSR compared to the TSR of an industry peer group; ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

No dividends are paid to the recipient during the measuring period. At the end of the measuring period, if the Company’s TSR is such that the recipient earns shares of common stock (“Award Shares”), the recipient will receive additional common stock relating to dividends deemed to have been paid and reinvested on the Award Shares. The Company, in the discretion of the compensation committee of the board of directors, may pay the cash value of the deemed dividends instead of issuing additional shares. The number of Award Shares is determined at the end of the measuring period, and one-half of the Award Shares and all dividend shares vest immediately. The other one-half of the Award Shares will be restricted (subject to forfeiture) and vest one year after the end of the measuring period.

The fair value of the performance units at the date of grant was $2.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23.0%, a weighted average risk-free interest rate of 1.0849%, and a weighted average expected dividend yield of 6.0%. The performance unit equity compensation expense is recognized into earnings on a straight-line basis from the grant date over the respective vesting periods.

The unrecognized compensation expense associated with the OPP at March 31, 2016 was approximately $0.8 million and is expected to be recognized over a weighted average period of approximately 1.8 years. The unrecognized compensation expense associated with the performance units at March 31, 2016 was approximately $2.6 million and is expected to be recognized over a weighted average period of approximately 3.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, the OPP, performance units, and the Company’s board of directors’ compensation.

	Three months ended March 31,
Non-cash compensation expense (in thousands)	2016		2015
Restricted stock	$558		$492
LTIP units	2,795	(1)	1,137
Outperformance program	119		131
Performance units	53		—
Board of directors compensation (2)	80		87
Total non-cash compensation expense	$3,605		$1,847

(1)	Inclusive of approximately of $1.6 million non-cash compensation expense during the three months ended March 31, 2016 associated with the severance cost of an executive officer as discussed Note 7.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2016 and March 31, 2015. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share
The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. A participating security is defined by GAAP as an unvested stock-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs. During the three months ended March 31, 2016 and March 31, 2015, there were 285,458 and 290,280, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. During the three months ended March 31, 2016, there were 43,529 and 31,813 of unvested shares of restricted stock and performance units, respectively, on a weighted average basis that were dilutive. There were no dilutive shares during the three months ended March 31, 2015.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and March 31, 2015.

Earnings per share (in thousands, except share data)	Three months ended March 31, 2016
Numerator
Net income	$11,801
Less: preferred stock dividends	2,912
Less: amount allocated to participating securities	100
Less: income attributable to noncontrolling interest after preferred stock dividends	455
Net income attributable to common stockholders	$8,334
Denominator
Weighted average common shares outstanding — basic	67,889,217
Weighted average common shares outstanding — diluted	67,964,559
Income per share — basic and diluted
Income from continuing operations attributable to common stockholders - basic	$0.12
Income from continuing operations attributable to common stockholders - diluted	$0.12

Earnings per share (in thousands, except share data)	Three months ended March 31, 2015
Numerator
Net loss	$(1,427)
Less: preferred stock dividends	2,712
Less: amount allocated to participating securities	101
Less: loss attributable to noncontrolling interest after preferred stock dividends	(198)
Net loss attributable to common stockholders	$(4,042)
Denominator
Weighted average common shares outstanding—basic and diluted	64,286,213
Loss per share - basic and diluted	$(0.06)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC. As of March 31, 2016 and December 31, 2015, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of approximately 9.5% and exit capitalization rate of 9.8%.

The Company has letters of credit of approximately $3.4 million related to development projects and its corporate office lease.

11. Subsequent Events
No significant recognized or non-recognized subsequent events were noted.

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

Outlook
In December 2015, the Federal Reserve raised federal funds target rate from a range of 0% to 0.25% to a range of 0.25% to 0.5% due to the Central Bank’s belief that the U.S. economy is in a strong position. The Central Bank commented that future rate hikes will be gradual and will likely remain below long-term rate expectations for some time. If interest rates continue to rise as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes.  This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and that many of our are competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

Other notable results include the continued relative strength of the U.S. dollar versus competing currencies including the euro and yen, continued low oil prices, and the slowdown in the Chinese economy.  A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals, who support U.S. subsidiaries and operate U.S. industrial properties.  Oil price declines over the past two years and the currently sustained low price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In China, policy decisions have hurt its equity and currency markets. Additionally, a slowing Chinese growth rate is decreasing demand for commodities and creating some uncertainty in the U.S. stock market. We note that exports to China make up less than 1% of U.S. gross domestic product (“GDP”) while domestic consumer spending accounts for more than two-thirds. We believe our direct exposure to tenants in the oil and gas industry and the Chinese economy is limited. We will continue to monitor these trends for short-term and long-term impacts to our business.

Several economic indicators and other factors provide insight into the U.S. economic environment and industrial demand.  Presently, we believe the key factors include GDP growth rate, unemployment rate, non-farm payrolls, Conference Board consumer confidence index, manufacturing-purchasing manager index (“ISM”), the 10-year Treasury yield, U.S. total vehicle sales, and durable goods new orders.  Below are recent trends in each of these factors.

Economic Indicators(1)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
GDP Growth Rate	0.5%	1.4%	2.0%	3.9%	0.6%
Unemployment Rate	5.0%	5.0%	5.1%	5.3%	5.5%
Change in Non-Farm Employment (in thousands)	215.0	271.0	149.0	228.0	84.0
Consumer Confidence Index	96.2	96.3	102.6	99.8	101.4
Purchasing Managers Index (ISM)(2)	51.8%	48.0%	50.0%	53.1%	52.3%
10-year Treasury Yield	1.78%	2.27%	2.06%	2.35%	1.94%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	16,911	17,631	18,516	17,429	17,508
Manufacturing New Orders: Durable Goods (in millions)	230,651	226,391	232,015	236,611	236,671

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

Currently, the GDP growth, solid non-farm payrolls, strong U.S. total vehicle sales, ISM level, and low interest rates are positive fundamental signs for industrial demand.  Expanding job count and the ongoing low unemployment rate suggests consumers will be spending more money in the foreseeable future. On the negative side, the speculative grade corporate default rate is expected to surpass its long-term average in 2016 driven by oil and gas and mining industry defaults. Additionally, personal income and consumer spending were weaker during February. We believe these signal some caution in underlying economic strength; however, we still expect an increase in industrial activity and more demand for industrial space in the foreseeable future, given the job growth, low-interest rate environment and GDP growth.

Several industrial specific trends contribute to the expected demand increase, including:

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

Rental Revenue

We receive income primarily in the form of rental revenue from the tenants who occupy our buildings. The amount of rental revenue generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2016, our buildings were approximately 94.8% leased and our lease rates as defined by GAAP on renewal leases grew approximately 4.1% during the three months ended March 31, 2016. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of leases executed during the three months ended March 31, 2016.  The table does not include month-to-month leases or leases with initial terms less than 12 months. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Three months ended March 31, 2016	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Basis Rent Growth	GAAP Basis Rent Growth(2)(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

New Leases	172,680	$4.46	$4.76	$2.12	N/A	N/A	7.0	$0.12
Renewal Leases	1,533,041	4.74	4.92	0.95	(0.4)%	4.1%	5.5	0.23
Total/weighted average	1,705,721	$4.71	$4.91	$1.08	(0.4)%	4.1%	5.7	$0.22
Temporary Leases	315,620
Total Leasing Activity	2,021,341

(1)
Turnover costs are comprised of the costs for improvements of vacant and renewal spaces, as well as the commissions for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
Excludes 172,680 square feet of new leases, where there were no prior comparable leases, due to extended downtime or materially different lease structures, during the three months ended March 31, 2016.

(3)	GAAP basis rent growth is a ratio of the change in base rent (including straight-line rent adjustments as required by GAAP) of the comparable lease.

(4)	Assumes no exercise of lease renewal or termination options, if any.

(5)	Represents the total concession (free rent) for the entire lease term.

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

Scheduled Lease Expirations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings.  Leases that comprise approximately 8.6% of our annualized base rental revenue will expire during the period from April 1, 2016 to March 31, 2017, excluding month to month leases.  We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  In the vacate and re-let cases, we do not assume that market rents would grow from our current property estimates.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases, thereby resulting in lower revenue from the same space.

The following table and chart set forth a summary of lease expirations for leases in place as of March 31, 2016, plus available space, for each of the ten calendar years beginning with 2016 and thereafter in our portfolio. The information in the table and chart assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue	Average Annualized Base Rental Revenue per Expiring Square Foot
Available	—	2,816,879	—	$—	—	$—
Month-to-month leases	7	136,845	0.3%	377	0.2%	2.76
Remainder of 2016	27	3,102,505	6.0%	12,656	6.1%	4.08
2017	52	7,209,440	14.0%	28,962	14.0%	4.02
2018	56	9,877,067	19.2%	37,867	18.2%	3.83
2019	41	7,561,545	14.7%	29,797	14.4%	3.94
2020	34	6,837,181	13.3%	30,242	14.6%	4.42
2021	31	5,531,664	10.7%	23,272	11.2%	4.21
2022	18	2,400,944	4.7%	9,591	4.6%	3.99
2023	12	2,500,034	4.9%	9,217	4.4%	3.69
2024	7	1,423,071	2.8%	5,734	2.8%	4.03
2025	7	1,335,563	2.5%	5,372	2.5%	4.02
Thereafter	18	3,534,008	6.9%	14,446	7.0%	4.09
Total/weighted average	310	54,266,746	100.0%	$207,533	100.0%	$4.03

As of March 31, 2016, for the period April 1, 2016 to March 31, 2017, one of our top ten leases based on March 31, 2016 annualized base rental revenue will be expiring.  The International Paper Company lease for 465,323 square feet is scheduled to expire on March 31, 2017. Our leasing team has been in preliminary discussions on a possible renewal with International Paper Company.

Portfolio Summary
The characteristics of the properties within our portfolio as of March 31, 2016 are shown in the table below:

Portfolio characteristics	March 31, 2016
Number of Buildings	292
Square Feet	54,266,746
Average Building Size (square feet)	185,845
Number of Tenants	260
Number of Leases	310

The following table sets forth information relating to diversification by property type in our portfolio based on total annualized base rental revenue as of March 31, 2016.

Building Type	Number of Buildings	Square Feet	Occupancy(1)	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Warehouse/Distribution	224	47,928,662	95.4%	$180,249	86.9%
Light Manufacturing	47	5,189,416	96.2%	19,095	9.2%
Flex/Office	21	1,148,668	64.7%	8,189	3.9%
Total/weighted average	292	54,266,746	94.8%	$207,533	100.0%

(1)
Calculated as the average economic occupancy weighted by each property’s rentable square footage. As used herein, economic occupancy includes all square footage where an existing lease is in place whether or not such square footage is physically occupied.

Portfolio Acquisitions and Dispositions

The following tables summarize the acquisitions and dispositions during the three months ended March 31, 2016 (in thousands, except for square feet and building count).

Acquisitions
Location of property	Square Feet	Buildings	Purchase Price
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	27,882

Dispositions
Location of property	Square Feet	Buildings	Carrying Value	Sales Price	Net Proceeds	Gain on Sale
Wichita, KS	44,760	1
Gresham, OR	420,690	1
Canton, OH	398,000	1
Orangeburg, SC	319,000	1
Three months ended March 31, 2016	1,182,450	4	$14,217	$32,800	$31,890	$17,673

Geographic Diversification
The following table set forth information relating to geographic diversification by region and state, respectively, in our portfolio based on total annualized base rental revenue as of March 31, 2016.

Region	Total Number of States	Total Number of Buildings	Regional Occupancy	% of Total Leased SquareFeet	% of Total Annualized Base Rental Revenue
Midwest	10	118	95.0%	37.1%	36.7%
East	13	107	94.0%	37.8%	38.8%
South	9	56	95.1%	21.9%	19.8%
West	6	11	100.0%	3.2%	4.7%
Total/weighted average	38	292	94.8%	100.0%	100.0%

Building by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets.

As of March 31, 2016, our investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	57	12,143,303	22.4%	98.6%	$49,736	24.0%
Secondary (25 million to 200 million net rentable square feet)	182	34,776,141	64.1%	94.4%	133,136	64.1%
Tertiary (less than 25 million net rentable square feet)	53	7,347,302	13.5%	90.3%	24,661	11.9%
Total/weighted average	292	54,266,746	100.0%	94.8%	$207,533	100.0%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2016.

Top Ten Tenant Industries	Total Number of Leases	Total Leased Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Automotive	41	6,243,103	$25,063	12.1%
Ind Equip, Component & Metals	41	5,622,645	23,645	11.4%
Air Freight & Logistics	40	6,059,558	23,370	11.3%
Containers & Packaging	23	5,239,541	19,879	9.6%
Food & Beverages	25	4,910,819	19,588	9.4%
Personal Products	11	3,326,489	13,025	6.3%
Retail	13	3,240,980	11,243	5.4%
Household Durables	10	2,563,427	9,359	4.5%
Business Services	15	1,888,643	9,026	4.3%
Non-Profit/Government	6	1,159,028	8,759	4.2%
Total	225	40,254,233	$162,957	78.5%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2016.

Top Ten Tenants	Number of Leases	Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
General Services Administration	1	1,048,631	$7,026	3.4%
Deckers Outdoor Corporation	2	723,106	4,067	2.0%
XPO Logistics Supply Chain Inc	3	781,899	3,895	1.9%
Solo Cup Company	1	1,035,249	3,810	1.8%
Exel Logistics	4	1,094,694	3,702	1.8%
International Paper Company	3	698,323	3,562	1.7%
Generation Brands, LLC	1	503,490	2,634	1.3%
American Tire Distributors Inc	4	457,980	2,351	1.1%
Perrigo Holland	2	669,000	2,351	1.1%
Spencer Gifts, LLC	1	491,025	2,252	1.1%
Total	22	7,503,397	$35,650	17.2%
Top Leases
The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of March 31, 2016.

Top Ten Leases	Leased Square Feet	% of Total Leased Square Feet	Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
General Service Administration	1,048,631	2.0%	$7,026	3.4%
Solo Cup Company	1,035,249	2.0%	3,810	1.9%
XPO Logistics Supply Chain Inc	528,997	1.0%	2,777	1.3%
Generation Brands, LLC	503,490	1.0%	2,634	1.3%
International Paper Company	465,323	0.9%	2,517	1.2%
Deckers Outdoor Corporation	423,106	0.8%	2,379	1.1%
Spencer Gifts, LLC	491,025	1.0%	2,252	1.1%
Closetmaid Corporation	619,466	1.2%	2,053	1.0%
CareFusion 213, LLC	360,134	0.7%	1,956	0.9%
Archway Marketing Serv., Inc.	386,724	0.8%	1,858	0.9%
Total	5,862,145	11.4%	$29,262	14.1%

Tenant Retention
Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our retention during the three months ended March 31, 2016.

Quarter Ended 2016	Retention % (1)	Expiring Square Feet	Renewal Square Feet (2)	Cash Rollover Rent Change	GAAP Rollover Rent Change
March 31	42.4%	1,251,975	530,485	3.1%	6.1%
Total/weighted average	42.4%	1,251,975	530,485	3.1%	6.1%

(1)	Retention is the square footage of expiring leases in the period that execute a lease renewal for a term greater than one year.

(2)	Represents leases in which revenue recognition commenced during the period.

Critical Accounting Policies

Rental Property

We capitalize costs directly related to the development, pre-development, redevelopment or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred and depreciated commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point we are undergoing the necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of our unsecured indebtedness during the period.

Incentive and Equity-Based Employee Compensation Plans

In March of 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-09, Stock Compensation (Topic 718), which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We have elected to early adopt this standard effective January 1, 2016. As a result, our policy is to recognize forfeitures in the period which they occur, whereas the former guidance required us to estimate expected forfeitures. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Comparison of the three months ended March 31, 2016 to the year ended March 31, 2015
Our results of operations are affected by the acquisition and disposition activity during the 2016 and 2015 periods as described below.  On January 1, 2015, we owned 248 buildings, and subsequent to the January 1, 2015, we sold 10 buildings for which the results of operations are included in dispositions in the table below are not considered part of our same store portfolio. Therefore, there are 238 buildings consisting of 44.9 million square feet, which represents approximately 83% of our total portfolio, that are considered our same store portfolio in the analysis below.  Same store occupancy decreased approximately 0.6% to 94.8% as of

March 31, 2016 compared to 95.4% as of March 31, 2015.  The results of operations from acquisitions relates to the 54 buildings acquired after January 1, 2015 for an aggregate cost of approximately $455.1 million.
The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2016 and March 31, 2015 with respect to the buildings acquired and disposed of after January 1, 2015.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2016	2015	$	%	2016	2015	2016	2015	2016	2015	$	%
Revenue
Operating revenue
Rental income	$41,295	$41,198	$97	0.2%	$10,054	$2,000	$—	$51	$51,349	$43,249	$8,100	18.7%
Tenant recoveries	7,584	7,067	517	7.3%	1,858	520	—	—	9,442	7,587	1,855	24.4%
Other income	34	27	7	25.9%	6	9	41	117	81	153	(72)	(47.1)%
Total operating revenue	48,913	48,292	621	1.3%	11,918	2,529	41	168	60,872	50,989	9,883	19.4%
Expenses
Property	10,112	9,301	811	8.7%	2,543	945	—	—	12,655	10,246	2,409	23.5%
Net operating income (2)	$38,801	$38,991	$(190)	(0.5)%	$9,375	$1,584	$41	$168	48,217	40,743	7,474	18.3%
Other expenses
General and administrative									11,019	7,530	3,489	46.3%
Property acquisition costs									552	318	234	73.6%
Depreciation and amortization									30,280	26,129	4,151	15.9%
Other expenses									260	186	74	39.8%
Total other expenses									42,111	34,163	7,948	23.3%
Total expenses									54,766	44,409	10,357	23.3%
Other income (expense)
Interest income									3	3	—	—%
Interest expense									(10,847)	(8,010)	(2,837)	35.4%
Loss on extinguishment of debt									(1,134)	—	(1,134)	100.0%
Gain on the sales of rental property									17,673	—	17,673	100.0%
Total other income (expense)									5,695	(8,007)	13,702	(171.1)%
Net income (loss)									$11,801	$(1,427)	$13,228	(927.0)%
Less: loss attributable to noncontrolling interest after preferred stock dividends									455	(198)	653	(329.8)%
Net income (loss) attributable to STAG Industrial, Inc.									$11,346	$(1,229)	$12,575	(1,023.2)%

(1)	Includes corporate sublease rental income and asset management fee income, which is separated for purposes of calculating NOI.

(2)
NOI for the combined same store portfolio and acquisitions and dispositions for the three months ended March 31, 2016 and March 31, 2015 was $48.2 million and $40.6 million, respectively. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue
Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Same store rental income increased by $0.1 million or 0.2% to $41.3 million for the three months ended March 31, 2016 compared to $41.2 million for the three months ended March 31, 2015. Approximately $1.7 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.5 million due to a net increase in the amortization of net below market leases. These increases were partially offset by an approximately $1.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies, as well as a reduction of termination income of approximately $0.5 million.

Same store tenant recoveries increased by $0.5 million or 7.3% to $7.6 million for the three months ended March 31, 2016 compared to $7.1 million for the three months ended March 31, 2015. The increase is primarily related to increases of real estate taxes levied by the related taxing authority, as well in changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority.

Same store other income increased by $7,000 or 25.9% to $34,000 for the three months ended March 31, 2016 compared to $27,000 for the three months ended March 31, 2015.
Same Store Operating Expenses
Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

Total same store expenses increased by $0.8 million or 8.7% to $10.1 million for the three months ended March 31, 2016 compared to $9.3 million for the three months ended March 31, 2015. The increase is primarily attributable to an increase of real estate taxes levied by the related taxing authority, vacancies, and to changes in lease terms where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly.

Acquisitions and Dispositions Net Operating Income

The following table provides a summary of the impact on NOI as it relates to the 54 buildings acquired and the 10 buildings sold after January 1, 2015:

				Contribution to NOI (in thousands)
				Three months ended March 31,
Acquisitions/Dispositions	Square Feet	Buildings	Purchase/Sale Price (in thousands)	2016	2015
Acquired during the quarter ended
March 31, 2016	710,754	5	$27,882	$105	$—
December 31, 2015	3,057,668	14	$138,086	2,830	—
September 30, 2015	2,509,084	18	$108,286	2,253	—
June 30, 2015	1,639,383	12	$83,808	1,630	—
March 31, 2015	1,485,717	5	$97,083	2,100	720
Disposed during the quarter ended
March 31, 2016	1,182,450	4	$32,800	488	543
December 31, 2015	486,577	4	$13,415	(31)	435
September 30, 2015	321,810	2	$9,550	—	(114)
Total				$9,375	$1,584

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses increased $7.9 million or 23.3% for the three months ended March 31, 2016 to $42.1 million compared to $34.2 million for the three months ended March 31, 2015. The increase was primarily related to an increase of $4.2 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. Approximately $3.5 million of the increase relates to an increase in general and administrative expenses, primarily related to compensation expense of approximately $3.1 million related to the severance costs of a former executive officer during the three months ended March 31, 2016, as well as the 2016 equity grants for employees and independent directors.

Total Other Income (Expense)
Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased $13.7 million or 171.1% to a net other income of $5.7 million for the three months ended March 31, 2016 compared to a net other expense of $8.0 million for the three months ended March 31, 2015. This increase is primarily the result of a gain on sales of rental property of approximately $17.7 million, whereas there were no rental property sales during the three months ended March 31, 2015. This was partially offset by a loss on extinguishment of debt of approximately $1.1 million for the three months ended March 31, 2016, whereas there was no loss on extinguishment of debt during the three months ended March 31, 2015. The increase was also partially offset by an increase in interest expense of approximately $2.8 million related to the increase in total average debt outstanding for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increases were a result of the issuance of unsecured notes and unsecured term loans during 2015.

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

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of FFO to net income (loss) (in thousands)	2016	2015
Net income (loss)	$11,801	$(1,427)
Rental property depreciation and amortization	30,231	26,087
Gain on the sales of rental property	(17,673)	—
FFO	24,359	24,660
Preferred stock dividends	(2,912)	(2,712)
Amount allocated to unvested restricted stockholders	(100)	(101)
FFO attributable to common stockholders and unit holders	$21,347	$21,847
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
The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of NOI to net income (loss) (in thousands)	2016	2015
Net income (loss)	$11,801	$(1,427)
Asset management fee income	(41)	(117)
General and administrative	11,019	7,530
Property acquisition costs	552	318
Depreciation and amortization	30,280	26,129
Interest income	(3)	(3)
Interest expense	10,847	8,010
Loss on extinguishment of debt	1,134	—
Other expenses	260	186
Gain on the sales of rental property	(17,673)	—
Corporate sub lease rental income	—	(51)
Net operating income	$48,176	$40,575

Cash Flows
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
The following table summarizes our cash flows for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

	Three months ended March 31,		Change
Cash flows (dollars in thousands)	2016	2015	$	%
Net cash provided by operating activities	$24,087	$21,816	$2,271	10.4%
Net cash provided by (used in) investing activities	$600	$(66,705)	$67,305	100.9%
Net cash provided by (used in) financing activities	$(21,229)	$32,699	$(53,928)	(164.9)%

Net cash provided by operating activities increased $2.3 million to $24.1 million for the three months ended March 31, 2016 compared to $21.8 million for the three months ended March 31, 2015. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2015, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2015, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total average indebtedness outstanding.
Net cash provided by investing activities for the three months ended March 31, 2016 was $0.6 million, an increase of $67.3 million from net cash used in investing activities of $66.7 million for the three months ended March 31, 2015. The change was primarily related to the sale of four buildings during the three months ended March 31, 2016 for net proceeds of $31.9 million, compared to the three months ended March 31, 2015 where we did not sell any buildings. The change is also attributable to the acquisition of five buildings for a total cash consideration of $27.8 million for the three months ended March 31, 2016 compared to the acquisition of five buildings for a total cash consideration of $63.4 million.
Net cash used in financing activities for the three months ended March 31, 2016 was $21.2 million, a decrease of $53.9 million from net cash provided by financing activities of $32.7 million for the three months ended March 31, 2015. The change is primarily due to a decrease in cash inflow from our unsecured notes of $120.0 million from the issuance of the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes on February 20, 2015. The change is also attributable to a decrease in proceeds of sale of common stock of $10.1 million, an increase of repayment of mortgage notes of $3.2 million, an increase of $2.3 million in offering costs related to the issuance of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 17, 2016, and an increase in dividends and distributions paid of $2.3 million as a result of the increased number of shares and units outstanding as well as a $0.01166 increase in the dividend paid per share during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These decreases are were offset by the issuance of the Series C Preferred Stock for proceeds of $75.0 million and an increase of net cash inflow of $8.0 million from our unsecured credit facility during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Liquidity and Capital Resources
We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow is primarily rental revenue, expense recoveries from tenants, and other income from operations and is our principal source of funds that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT qualification. We look to the capital markets (common equity, preferred equity, and debt) to primarily fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt and equity financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of March 31, 2016, we had total immediate liquidity of approximately $476.5 million, comprised of $15.5 million of cash and $461.0 million of immediate availability on our unsecured credit facility and unsecured term loans.
In addition, we require funds for future dividends and distributions to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends and distributions on our common stock during the three months ended March 31, 2016. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
June 30	February 22, 2016	June 30, 2016	$0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$0.694998
On May 2, 2016, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2016, August 31, 2016 and September 30, 2016 at a monthly rate of $0.115833 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), the 6.625% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), and the Series C Preferred Stock at a rate equivalent to the fixed annual rate of $2.25, $1.65625, and $1.71875 per share, respectively. Dividends on the Series C Preferred Stock will accrue and be cumulative from and including the issuance date of March 17, 2016 to the first payment date on June 30, 2016. The table below sets forth the dividends on the Series A Preferred Stock and the Series B Preferred Stock during the three months ended March 31, 2016.

Quarter Ended 2016	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
March 31	February 22, 2016	$0.5625	$0.4140625	March 31, 2016
Total		$0.5625	$0.4140625
On May 2, 2016, our board of directors declared the Series A Preferred Stock and Series B Preferred Stock dividend for the quarter ending June 30, 2016 at a quarterly rate of $0.5625 per share and $0.4140625 per share, respectively. On May 2, 2016, our board of directors declared the Series C Preferred Stock dividend for the period from the issuance date of March 17, 2016 through June 30, 2016 at a rate of $0.49653 per share.

Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of March 31, 2016.

Loan	Principal outstanding as of March 31, 2016	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$6,000	L + 1.20%	Dec-18-2019	i
Total unsecured credit facility	6,000

Unsecured term loans:
Unsecured Term Loan C (4)	—	L + 1.35%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.75%	Mar-21-2021	ii
Unsecured Term Loan A	150,000	L + 1.80%	Mar-31-2022	ii
Total unsecured term loans	300,000
Less: Total unamortized debt issuance costs	221
Total carrying value unsecured term loans	299,779

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized debt issuance costs	616
Total carrying value unsecured notes	399,384

Mortgage notes (secured debt):
Webster Bank, National Association	5,471	4.22%	Aug-4-2016	iii
National Life Insurance Company	4,732	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,663	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,632	5.73%	May-05-2017	iii
Webster Bank, National Association	2,923	3.66%	May-29-2017	iii
Webster Bank, National Association	3,148	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,097	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company-1 Facility	56,942	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company-2 Facility	47,345	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company-3 Facility	16,338	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	62,315	4.31%	Dec-1-2022	vii
Total mortgage notes	214,606
Add: Total unamortized fair market value premiums	325
Less: Total unamortized debt issuance costs	204
Total carrying value mortgage notes	214,727
Total / weighted average interest rate (5)	$919,890	4.24%

(1)
Current interest rate as of March 31, 2016. At March 31, 2016, the one-month LIBOR (“L”) was 0.43725%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or the unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	Capacity of $150.0 million, in which we have until September 29, 2016 to draw the full amount.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or the unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of March 31, 2016 was approximately $594.0 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our unencumbered assets. Total accrued interest for our indebtedness was $5.5 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively, and is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

On March 17, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $10.5 million in connection with the sale of the Gresham, OR property which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.9 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

On March 3, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.2 million in connection with the sale of the Wichita, KS property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

On March 1, 2016 the mortgage note held with Sun Life Assurance Company of Canada (U.S.), in which the property located in Gahanna, OH served as collateral for the mortgage note, was paid in full. The associated unamortized deferred financing fees, debt issuance costs, and fair value market premium were written off as a net gain of approximately $17,000 and is included in loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2016.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2016, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2016.

Debt Capital Structure	March 31, 2016
Total Debt (in thousands)	$919,890
Weighted Average Duration	6.4 Years
Weighted Average Interest Rate (1)	4.24%
% Secured Debt	23%
% Debt Maturing Next 12 Months	1%
Net Debt to Real Estate Cost Basis (2)	42%

(1)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $300.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or the unamortized fair market value premiums.

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

Equity

Preferred Stock

The table below sets forth our outstanding preferred stock issuances as of March 31, 2016.

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value per share	Interest Rate
Series A Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Series C Preferred Stock ranks on parity to the Series A Preferred Stock and Series B Preferred Stock and ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company.  The Series C Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series C Preferred Stock prior to March 17, 2021, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.
Common Stock

The following sets forth our at-the-market ("ATM") common stock offering program as of March 31, 2016. Once the ATM offering program is associated with our most recent shelf registration statement, we may from time to time sell its common stock through sales agents under the program. There was no activity for the ATM common stock offering programs during three months ended March 31, 2016.

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price	Aggregate Common Stock Available as of March 31, 2016
2014 $200 million ATM	September 10, 2014	$200,000	$107,380

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2016, we owned approximately 94.8% of the common units of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 5.2%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2016, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of March 31, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$(25)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$(26)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$(48)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$(39)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$(411)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(1,480)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(761)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(1,037)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(329)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(674)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(475)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(339)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(205)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(809)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(805)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(3,346)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(944)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(359)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(756)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(789)	2.5300%	One-month L	Mar-31-2022

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2016, the fair values of all of our 23 interest rate swaps were in a liability position of approximately $13.7 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2016, we had $306.0 million of variable rate debt. As of March 31, 2016, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation.  We believe, however, that we are well positioned to be able to manage our business in an inflationary environment.  Specifically, our average lease duration is approximately 4.1 years and, on average, 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, we have long term liabilities averaging approximately 6.5 years when excluding our unsecured credit facility.  Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility.  Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs.  Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements
As of March 31, 2016, we had no material off-balance sheet arrangements.

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

As of March 31, 2016, we had $306.0 million of outstanding variable rate debt, all of which, with the exception of $6.0 million of our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $6.0 million on the unsecured credit facility (the portion outstanding at March 31, 2016 not fixed by interest rate swaps) for the three months ended March 31, 2016, our interest expense would have increased by approximately $15,000 for the three months ended March 31, 2016.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change to our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
As of March 31, 2016, all items required to be disclosed in a Current Report on Form 8-K were reported on a Form 8-K.
Submission of Matters to a Vote of Security Holders
On May 2, 2016, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were:

(i)	the election of seven directors to hold office until the 2017 annual meeting of stockholders and until their successors have been elected and qualified;

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2016; and

(iii)	the approval, by non-binding vote, of executive compensation.

The seven nominees were elected, the ratification of the appointment of the independent registered public accountants was approved and executive compensation was approved. The results of the voting were as follows:
Election of Directors:

Director	Votes For	Votes Withheld	Abstentions	Broker Non- Votes
Benjamin S. Butcher	48,537,138	1,076,453	-0-	12,473,717
Virgis W. Colbert	47,816,597	1,796,994	-0-	12,473,717
Jeffrey D. Furber	48,566,474	1,047,117	-0-	12,473,717
Larry T. Guillemette	48,392,830	1,220,761	-0-	12,473,717
Francis X. Jacoby III	48,681,137	932,454	-0-	12,473,717
Christopher P. Marr	48,361,947	1,251,644	-0-	12,473,717
Hans S. Weger	48,405,376	1,208,215	-0-	12,473,717

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Abstentions	Broker Non- Votes
60,944,559	1,043,808	98,941	-0-

Approval of Executive Compensation:

Votes For	Votes Against	Abstentions	Broker Non- Votes
36,137,767	12,946,192	529,632	12,473,717

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1 *	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
4.1
Form of Certificate for STAG Industrial, Inc.’s 6.875% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 10, 2016)

10.1
Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016)

10.2 *	Employment Agreement with William R. Crooker, dated February 25, 2016
10.3 *	Employment Agreement with Peter S. Fearey, dated February 25, 2016
10.4 *	Form of Performance Award Agreement
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 3, 2016	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1 *	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
4.1
Form of Certificate for STAG Industrial, Inc.’s 6.875% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to STAG Industrial, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 10, 2016)

10.1
Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016)

10.2 *	Employment Agreement with William R. Crooker, dated February 25, 2016
10.3 *	Employment Agreement with Peter S. Fearey, dated February 25, 2016
10.4 *	Form of Performance Award Agreement
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.