Form 10-Q
period 2016-09-30
STAG Industrial, Inc.
filed 2016-11-03
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at November 2, 2016
Common Stock ($0.01 par value)	75,588,466
9.0 % Series A Cumulative Redeemable Preferred Stock ($0.01 par value)	—
6.625 % Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875 % Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Rental Property:
Land	$254,909	$228,919
Buildings and improvements, net of accumulated depreciation of $183,386 and $150,395, respectively	1,440,311	1,332,298
Deferred leasing intangibles, net of accumulated amortization of $238,235 and $200,758, respectively	276,829	276,272
Total rental property, net	1,972,049	1,837,489
Cash and cash equivalents	12,273	12,011
Restricted cash	9,325	8,395
Tenant accounts receivable, net	23,302	21,478
Prepaid expenses and other assets	24,978	18,064
Interest rate swaps	—	1,867
Assets held for sale, net	6,617	—
Total assets	$2,048,544	$1,899,304
Liabilities and Equity
Liabilities:
Unsecured credit facility	$129,000	$56,000
Unsecured term loans, net	297,032	296,618
Unsecured notes, net	397,909	397,720
Mortgage notes, net	200,855	229,910
Accounts payable, accrued expenses and other liabilities	34,994	25,662
Interest rate swaps	15,953	3,766
Tenant prepaid rent and security deposits	15,146	14,628
Dividends and distributions payable	8,814	8,234
Deferred leasing intangibles, net of accumulated amortization of $10,132 and $8,536, respectively	14,899	11,387
Total liabilities	1,114,602	1,043,925
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series A, 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2016 and December 31, 2015	69,000	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2016 and December 31, 2015	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2016 and no shares issued and outstanding at December 31, 2015	75,000	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 72,460,009 and 68,077,333 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	725	681
Additional paid-in capital	1,117,045	1,017,394
Common stock dividends in excess of earnings	(416,540)	(334,623)
Accumulated other comprehensive loss	(15,669)	(2,350)
Total stockholders’ equity	899,561	820,102
Noncontrolling interest	34,381	35,277
Total equity	933,942	855,379
Total liabilities and equity	$2,048,544	$1,899,304
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Rental income	$53,511	$47,731	$156,575	$136,201
Tenant recoveries	8,911	8,063	26,807	23,135
Other income	173	127	327	410
Total revenue	62,595	55,921	183,709	159,746
Expenses
Property	11,258	10,949	35,672	31,265
General and administrative	7,603	6,429	26,373	21,453
Property acquisition costs	1,978	1,006	3,113	2,511
Depreciation and amortization	32,020	28,656	93,318	82,042
Loss on impairments	—	5,733	11,231	8,378
Other expenses	279	226	857	892
Total expenses	53,138	52,999	170,564	146,541
Other income (expense)
Interest income	3	2	8	7
Interest expense	(10,504)	(9,317)	(31,841)	(26,260)
Loss on extinguishment of debt	—	—	(1,973)	—
Gain on the sales of rental property, net	643	1,713	21,589	1,713
Total other income (expense)	(9,858)	(7,602)	(12,217)	(24,540)
Net income (loss)	$(401)	$(4,680)	$928	$(11,335)
Less: loss attributable to noncontrolling interest after preferred stock dividends	(216)	(359)	(505)	(951)
Net income (loss) attributable to STAG Industrial, Inc.	$(185)	$(4,321)	$1,433	$(10,384)
Less: preferred stock dividends	4,001	2,712	10,914	8,136
Less: amount allocated to participating securities	95	95	289	291
Net loss attributable to common stockholders	$(4,281)	$(7,128)	$(9,770)	$(18,811)
Weighted average common shares outstanding — basic and diluted	71,130,848	67,799,700	68,984,670	65,803,304
Net loss per share — basic and diluted
Net loss per share — basic and diluted	$(0.06)	$(0.11)	$(0.14)	$(0.29)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(401)	$(4,680)	$928	$(11,335)
Other comprehensive income (loss):
Income (loss) on interest rate swaps	2,863	(7,636)	(14,028)	(7,019)
Other comprehensive income (loss)	2,863	(7,636)	(14,028)	(7,019)
Comprehensive income (loss)	2,462	(12,316)	(13,100)	(18,354)
Net loss attributable to noncontrolling interest after preferred stock dividends	216	359	505	951
Other comprehensive (income) loss attributable to noncontrolling interest	(140)	371	709	343
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$2,538	$(11,586)	$(11,886)	$(17,060)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Nine months ended September 30, 2016
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,394	$(334,623)	$(2,350)	$820,102	$35,277	$855,379
Proceeds from sale of common stock	—	4,201,500	42	100,672	—	—	100,714	—	100,714
Proceeds from sale of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(4,315)	—	—	(4,315)	—	(4,315)
Issuance of restricted stock, net	—	99,968	1	(1)	—	—	—	—	—
Issuance of common stock	—	12,716	—	—	—	—	—	—	—
Dividends and distributions, net	(10,914)	—	—	—	(72,436)	—	(83,350)	(4,118)	(87,468)
Non-cash compensation	—	—	—	2,746	—	—	2,746	4,986	7,732
Redemption of common units to common stock	—	68,492	1	616	—	—	617	(617)	—
Rebalancing of noncontrolling interest	—	—	—	(67)	—	—	(67)	67	—
Other comprehensive loss	—	—	—	—	—	(13,319)	(13,319)	(709)	(14,028)
Net income	10,914	—	—	—	(9,481)	—	1,433	(505)	928
Balance, September 30, 2016	$214,000	72,460,009	$725	$1,117,045	$(416,540)	$(15,669)	$899,561	$34,381	$933,942
Nine months ended September 30, 2015
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,242	$(203,241)	$(489)	$864,156	$27,368	$891,524
Proceeds from sale of common stock	—	3,456,403	35	74,857	—	—	74,892	—	74,892
Offering costs	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Issuance of restricted stock, net	—	83,756	1	(1)	—	—	—	—	—
Issuance of common stock	—	11,277	—	—	—	—	—	—	—
Dividends and distributions, net	(8,136)	—	—	—	(67,652)	—	(75,788)	(3,614)	(79,402)
Non-cash compensation	—	—	—	2,115	—	—	2,115	3,552	5,667
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	21,902	21,902
Rebalancing of noncontrolling interest	—	—	—	10,141	—	—	10,141	(10,141)	—
Other comprehensive loss	—	—	—	—	—	(6,676)	(6,676)	(343)	(7,019)
Net loss	8,136	—	—	—	(18,520)	—	(10,384)	(951)	(11,335)
Balance, September 30, 2015	$139,000	68,077,112	$681	$1,015,127	$(289,413)	$(7,165)	$858,230	$36,706	$894,936
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$928	$(11,335)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,318	82,042
Loss on impairments	11,231	8,378
Non-cash portion of interest expense	1,208	907
Intangible amortization in rental income, net	4,751	6,331
Straight-line rent adjustments, net	(2,205)	(2,318)
Dividends on forfeited equity compensation	3	15
Loss on extinguishment of debt	1,973	—
Gain on the sales of rental property, net	(21,589)	(1,713)
Non-cash compensation expense	7,692	5,667
Change in assets and liabilities:
Tenant accounts receivable, net	(215)	(1,477)
Restricted cash	(461)	(582)
Prepaid expenses and other assets	(7,375)	(4,407)
Accounts payable, accrued expenses and other liabilities	8,128	6,821
Tenant prepaid rent and security deposits	518	1,728
Total adjustments	96,977	101,392
Net cash provided by operating activities	97,905	90,057
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(195,893)	(187,698)
Additions of land and building and improvements	(20,703)	(10,053)
Acquisitions of other assets	—	(565)
Proceeds from the sales of rental property, net	50,301	9,186
Restricted cash	(469)	(1,052)
Acquisition deposits, net	(1,315)	1,425
Acquisitions of deferred leasing intangibles	(51,937)	(56,102)
Net cash used in investing activities	(220,016)	(244,859)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	75,000	—
Redemption of common units for cash	—	(64)
Proceeds from unsecured credit facility	286,000	190,750
Repayment of unsecured credit facility	(213,000)	(144,000)
Proceeds from unsecured notes	—	120,000
Repayment of mortgage notes	(33,084)	(15,370)
Payment of loan fees and costs	(140)	(3,019)
Payment of loan prepayment fees and costs	(1,969)	—
Dividends and distributions	(86,890)	(78,541)
Proceeds from sales of common stock	100,714	74,892
Offering costs	(4,258)	(1,228)
Net cash provided by financing activities	122,373	143,420
Increase (decrease) in cash and cash equivalents	262	(11,382)
Cash and cash equivalents—beginning of period	12,011	23,878
Cash and cash equivalents—end of period	$12,273	$12,496
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$29,127	$22,445
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$21,902
Additions to building and other capital improvements	$(1,004)	$(565)
Transfer of other assets to building and other capital improvements	$—	$565
Acquisitions of land and buildings and improvements	$(3,392)	$(34,460)
Acquisitions of deferred leasing intangibles	$(938)	$(10,203)
Partial disposal of building due to involuntary conversion of building	$492	$—
Investing other receivables due to involuntary conversion of building	$(492)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(583)	$(1,687)
Additions to building and improvements from non-cash compensation expense	$(14)	$—
Assumption of mortgage notes	$4,037	$22,343
Fair market value adjustment to mortgage notes assumed	$75	$418
Change in loan fees and costs and offering costs included in accounts payable, accrued expenses, and other liabilities	$6	$64
Dividends and distributions declared but not paid	$8,814	$8,228
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2016 and December 31, 2015, the Company owned a 95.2% and 95.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2016, the Company owned 300 buildings in 37 states with approximately 58.6 million rentable square feet, consisting of 236 warehouse/distribution buildings, 47 light manufacturing buildings, 16 flex/office buildings, and one building in redevelopment. The Company’s buildings were approximately 95.3% leased to 262 tenants as of September 30, 2016.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

New Accounting Pronouncements

In August of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective July 1, 2016, and the effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was an increase in net cash provided by operating activities of approximately $2.0 million for the six months ended June 30, 2016 and a corresponding increase in net cash used in financing activities for the six months ended June 30, 2016 related to the payment of loan prepayment fees and costs.

In March of 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flow. This standard is effective for fiscal years beginning after

December 15, 2016, and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective January 1, 2016. As a result, the Company's policy is to recognize forfeitures in the period which they occur, whereas the former guidance required the Company to estimate expected forfeitures. The adoption of this standard did not have a material effect on the consolidated financial statements.

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

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of September 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.1 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of September 30, 2016 and December 31, 2015, the Company had accrued rental income of approximately $17.7 million and $16.1 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. As of September 30, 2016 and December 31, 2015, the Company had an allowance on accrued rental income of $0 and $0, respectively.

As of September 30, 2016 and December 31, 2015, the Company had approximately $6.9 million and $6.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the Company had approximately $4.3 million and $4.1 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2016 and December 31, 2015, the Company's total liability associated with these lease security deposits was approximately $4.7 million and $4.5 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of September 30, 2016 and December 31, 2015, the Company had approximately $0.1 million and $0.1 million, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $2.7 million, $7.9 million, $2.7 million and $7.8 million for the three and nine months ended September 30, 2016 and September 30, 2015, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

On October 20, 2015, the tenant at the Dayton, OH property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective October 31, 2016 and required the tenant to pay a termination fee of approximately $0.2 million. The termination fee was being recognized on a straight-line basis from October 20, 2015 through the relinquishment of the space on October 31, 2016. On August 29, 2016, the Company sold the Dayton, OH property to an unaffiliated third party and recognized the remaining unamortized termination fee. The termination fee income of approximately $0.1 million and $0.2 million is included in rental income on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. On June 24, 2016, the Operating Partnership, through its wholly owned subsidiary, transferred a vacant land parcel located in Burlington, NJ to the Company's TRS. The Company's TRS recognized a net loss of approximately $0.1 million, $0.1 million, $7,000 and $7,000, for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise, and franchise taxes. Taxes in the amount of $0.2 million, $0.7 million, $0.2 million and $0.8 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2016 and December 31, 2015, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2016 and December 31, 2015.

Rental Property (in thousands)	September 30, 2016	December 31, 2015
Land	$254,909	$228,919
Buildings, net of accumulated depreciation of $124,766 and $104,297, respectively	1,318,058	1,232,360
Tenant improvements, net of accumulated depreciation of $29,389 and $26,283, respectively	22,383	23,586
Building and land improvements, net of accumulated depreciation of $29,231 and $19,815, respectively	91,413	74,694
Construction in progress	8,457	1,658
Deferred leasing intangibles, net of accumulated amortization of $238,235 and $200,758, respectively	276,829	276,272
Total rental property, net	$1,972,049	$1,837,489

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2016.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	$27,882
West Chicago, IL	249,470	1	$8,663
Visalia, CA	635,281	1	27,921
Norcross, GA	152,036	1	5,508
Reading, PA	248,000	1	9,594
Charlotte, NC	104,852	1	6,517
Three months ended June 30, 2016	1,389,639	5	$58,203
Columbia, SC	185,600	1	$7,300
Graniteville, SC	450,000	1	15,675
Fountain Inn, SC	168,087	1	7,025
Langhorne, PA	217,000	2	11,250
Warren, MI	268,000	1	18,700
New Castle, DE	485,987	1	27,500
Westborough, MA	121,700	1	7,885
Cedar Hill, TX	420,000	1	19,100
Forest Park, GA	799,200	2	24,915
Rock Hill, SC	315,520	1	9,850
Gardiner, ME	265,000	1	16,800
Three months ended September 30, 2016	3,696,094	13	$166,000
Nine months ended September 30, 2016	5,796,487	23	$252,085

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2016 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$32,722	N/A
Buildings	146,762	N/A
Tenant improvements	3,902	N/A
Building and land improvements	15,899	N/A
Deferred leasing intangibles - In-place leases	36,561	7.9
Deferred leasing intangibles - Tenant relationships	18,205	9.5
Deferred leasing intangibles - Above market leases	4,091	7.8
Deferred leasing intangibles - Below market leases	(5,982)	8.8
Above market assumed debt adjustment	(75)	7.2
Total purchase price	$252,085
Less: Mortgage note assumed	(4,037)
Net assets acquired	$248,048

On September 29, 2016, the Company assumed a mortgage note of approximately $4.0 million in connection with the acquisition of the property located in Rock Hill, SC. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

The table below sets forth the results of operations for three and nine months ended September 30, 2016, for the properties acquired during the nine months ended September 30, 2016, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenue	$3,543	$4,950
Property acquisition costs	$1,715	$2,740
Net loss	$1,560	$2,521

The following tables set forth pro forma information for the nine months ended September 30, 2016 and September 30, 2015. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands) (1)	Nine months ended September 30, 2016
Total revenue	$196,336
Net income	$4,896	(2)
Net loss attributable to common stockholders	$6,003

Pro Forma (in thousands) (3)	Nine months ended September 30, 2015
Total revenue	$188,176
Net loss	$17,018	(2)
Net loss attributable to common stockholders	$24,216

(1)
The unaudited pro forma information for the nine months ended September 30, 2016 is presented as if the properties acquired during the nine months ended September 30, 2016 had occurred at January 1, 2015, the beginning of the reporting period prior to acquisition.

(2)
The net income for the nine months ended September 30, 2016 excludes approximately $2.7 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2016, and the net loss for the nine months ended September 30, 2015 was adjusted to include these acquisition costs. Net loss for the nine months ended September 30, 2015 excludes approximately $2.2 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2015.

(3)
The unaudited pro forma information for the nine months ended September 30, 2015 is presented as if the properties acquired during the nine months ended September 30, 2016 and the properties acquired during the nine months ended September 30, 2015 had occurred at January 1, 2015 and January 1, 2014, respectively, the beginning of the reporting period prior to acquisition.

Dispositions

During the nine months ended September 30, 2016, the Company sold 14 buildings comprised of approximately 2.0 million square feet with a net book value of approximately $28.7 million to third parties. These buildings contributed approximately $2.5 million to revenue and approximately $0.4 million to net income (exclusive of loss on impairments, loss on extinguishment of debt, and gain on the sales of rental property, net) for the nine months ended September 30, 2016. Net proceeds from the sales of rental property were approximately $50.3 million and the Company recognized a gain on the sales of rental property, net of approximately $21.6 million for the nine months ended September 30, 2016. All of the dispositions were accounted for under the full accrual method.

Assets Held for Sale

As of September 30, 2016, the related land, building and improvements, net, and deferred leasing intangibles, net, for one property located in Pittsburgh, PA was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the three and nine months ended September 30, 2016.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Fairfield, VA	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(4)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(4)	Executed purchase and sale agreement
Mishawaka, IN	1	Market leasing conditions		Discounted cash flows	(5)
Newark, DE	1	Market leasing conditions		Discounted cash flows	(5)
Seville, OH	2	Market leasing conditions		Discounted cash flows	(5)
Sparks, MD	2	Change in estimated hold period		Discounted cash flows	(5)
Three months ended June 30, 2016						$10,598	$11,231
Nine months ended September 30, 2016						$10,598	$11,231

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the three months ended June 30, 2016.

(4)	This property was sold during the three months ended September 30, 2016.

(5)
Level 3 inputs used to determine fair value for the properties impaired for the nine months ended September 30, 2016: discount rates ranged from 8.5% to 13.0% and exit capitalization rates ranged from 8.5% to 12.0%.

Involuntary Conversion

On September 1, 2016, the Company recorded an estimated loss on involuntary conversion of approximately $2.2 million for the three and nine months ended September 30, 2016. The Company's insurance policy provides coverage for these losses, and accordingly the loss on involuntary conversion was fully offset by the expected insurance proceeds for the three and nine months ended September 30, 2016. As of September 30, 2016, the remaining proceeds receivable from the insurance company are estimated to be approximately $1.7 million, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$70,354	$(35,716)	$34,638	$69,815	$(31,554)	$38,261
Other intangible lease assets	444,710	(202,519)	242,191	407,215	(169,204)	238,011
Total deferred leasing intangible assets	$515,064	$(238,235)	$276,829	$477,030	$(200,758)	$276,272

Below market leases	$25,031	$(10,132)	$14,899	$19,923	$(8,536)	$11,387
Total deferred leasing intangible liabilities	$25,031	$(10,132)	$14,899	$19,923	$(8,536)	$11,387

The following table sets forth the amortization expense and the net decrease to rental revenue for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2016	2015	2016	2015
Net decrease to rental revenue related to above and below market lease amortization	$1,564	$2,051	$4,751	$6,331
Amortization expense related to other intangible lease assets	$16,594	$15,327	$48,853	$44,296

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of September 30, 2016.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Revenue Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2016	$16,474	$1,454
2017	$58,683	$4,767
2018	$46,971	$3,545
2019	$34,935	$3,026
2020	$26,103	$2,618

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of September 30, 2016 and December 31, 2015.

Loan	Principal Outstanding as of September 30, 2016 (in thousands)	Principal Outstanding as of December 31, 2015 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$129,000	$56,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	129,000	56,000

Unsecured term loans:
Unsecured Term Loan C (4)	—	—	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.70%	Mar-21-2021	ii
Unsecured Term Loan A	150,000	150,000	L + 1.65%	Mar-31-2022	ii
Total unsecured term loans	300,000	300,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,968)	(3,382)
Total carrying value unsecured term loans	297,032	296,618

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,091)	(2,280)
Total carrying value unsecured notes	397,909	397,720

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	—	3,229	6.05%	Jun-1-2016	iii
Webster Bank, National Association	—	5,513	4.22%	Aug-4-2016	iii
National Life Insurance Company	—	4,775	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,478	5,754	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,527	5,676	5.73%	May-05-2017	iii
Webster Bank, National Association	2,877	2,945	3.66%	May-29-2017	iii
Webster Bank, National Association	3,098	3,172	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,061	4,115	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company-1 Facility	56,474	57,171	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company-2 Facility	46,920	58,085	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company-3 Facility	16,207	16,401	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	57,007	63,897	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	4,037	—	4.78%	Dec-15-2023	iii
Total mortgage notes	201,686	230,733
Add: Total unamortized fair market value premiums	222	447
Less: Total unamortized deferred financing fees and debt issuance costs	(1,053)	(1,270)
Total carrying value mortgage notes	200,855	229,910
Total / weighted average interest rate (5)	$1,024,796	$980,248	4.03%

(1)
Current interest rate as of September 30, 2016. At September 30, 2016, the one-month LIBOR (“L”) was 0.53111%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	Capacity of $150.0 million, which the Company has until December 29, 2016 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of September 30, 2016 was approximately $467.5 million. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was $5.3 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Deferred financing fees and debt issuance costs, net of accumulated amortization included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets were approximately $2.4 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively. Deferred financing fees and debt issuance costs, net of accumulated amortization included as a direct deduction from the related debt liability on the accompanying Consolidated Balance Sheets were approximately $6.1 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016 and September 30, 2015, amortization of deferred financing fees and debt issuance costs included in interest expense was approximately $0.5 million, $1.4 million, $0.4 million and $1.1 million, respectively.

On September 29, 2016, the Company assumed a mortgage note with Thrivent Financial for Lutherans of approximately $4.0 million in connection with the acquisition of the property located in Rock Hill, SC, which serves as collateral for the debt. The debt matures on December 15, 2023 and bears interest at 4.78% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future cash flows using the current rate of approximately 4.45% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a nonrecurring fair value measurement.

On June 22, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.5 million in connection with the sale of the Gloversville, NY property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.3 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2016.

On May 18, 2016, the mortgage note held with National Life Insurance Company, in which the property located in Charlotte, NC served as collateral for the mortgage note, was paid in full.

On May 5, 2016, the mortgage note held with Webster Bank National Association, in which the property located in Norton, MA served as collateral for the mortgage note, was paid in full.

On April 26, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.7 million in connection with the sale of the Parsons, KS property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2016.

On April 26, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.8 million in connection with the sale of the Kansas City, KS property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.3 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2016.

On March 17, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $10.5 million in connection with the sale of the Gresham, OR property which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.9 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the nine months ended September 30, 2016.

On March 3, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.2 million in connection with the sale of the Wichita, KS property which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the nine months ended September 30, 2016.

On March 1, 2016 the mortgage note held with Sun Life Assurance Company of Canada (U.S.), in which the property located in Gahanna, OH served as collateral for the mortgage note, was paid in full.

Financial Covenant Considerations

The Company’s ability to borrow under the unsecured credit facility and the unsecured term loans are subject to its ongoing compliance with a number of financial and other covenants. The Company's unsecured notes and mortgage notes also contain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of September 30, 2016 and December 31, 2015. In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $261.2 million and $268.8 million at September 30, 2016 and December 31, 2015, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 1.73% to 4.45% and 1.58% to 4.82% at September 30, 2016 and December 31, 2015, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016		December 31, 2015
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$129,000	$128,796	$56,000	$56,000
Unsecured term loans	300,000	304,613	300,000	303,457
Unsecured notes	400,000	422,653	400,000	392,054
Mortgage notes	201,686	207,623	230,733	237,327
Total principal amount	1,030,686	$1,063,685	986,733	$988,838
Add: Total unamortized fair market value premiums	222		447
Less: Total unamortized deferred financing fees and debt issuance costs	(6,112)		(6,932)
Total carrying value	$1,024,796		$980,248

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

The following table details the Company’s outstanding interest rate swaps as of September 30, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$(19)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$(13)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$(376)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(1,335)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(686)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(928)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(453)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(921)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(641)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(464)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(279)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(827)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(828)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(4,074)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(1,064)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(577)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,179)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,229)	2.5300%	One-month L	Mar-31-2022

The fair value of the interest rate swaps outstanding as of September 30, 2016 and December 31, 2015 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2016	Fair Value September 30, 2016	Notional Amount December 31, 2015	Fair Value December 31, 2015
Interest rate swaps-Asset	$—	$—	$275,000	$1,867
Interest rate swaps-Liability	$675,000	$(15,953)	$400,000	$(3,766)

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three and nine months ended September 30, 2016 and September 30, 2015, the Company recorded a loss of $0, $0, $0.1 million and $0, respectively, of hedge ineffectiveness in earnings due to short-term, partial mismatches in notional amounts.

The Company estimates that approximately $3.3 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amount of income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$2,159	$(8,564)	$(16,206)	$(9,540)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$704	$928	$2,178	$2,521
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$92	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2016, the fair values of all of the Company's 23 interest rate swaps were in a liability position of approximately $16.6 million, excluding any adjustment for nonperformance risk related to these agreements. The adjustment for nonperformance risk included in the fair value of the Company’s net liability position was approximately $0.6 million as of September 30, 2016. Accrued interest expense for the Company's interest rate swaps was approximately $0.1 million as of September 30, 2016 and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. As of September 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of its provisions at September 30, 2016, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $16.7 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Fair Value Measurements as of September 30, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(15,953)	$—	$(15,953)	$—

		Fair Value Measurements as of December 31, 2015 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2015	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,867	$—	$1,867	$—
Interest rate swaps-Liability	$(3,766)	$—	$(3,766)	$—

6. Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.01 per share.

On March 17, 2016, the Company completed an underwritten public offering of 3,000,000 shares of 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), $0.01 par value per share, at a price to the public of $25.00 per share. The table below sets forth the Company’s outstanding preferred stock issuances as of September 30, 2016.

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value Per Share	Interest Rate
Series A Cumulative Redeemable Preferred Stock	November 2, 2011	2,760,000	$25.00	9.000%
Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and Series C Preferred Stock (collectively, the "Preferred Stock Issuances") are payable quarterly in arrears on or about the last day of March, June, September, and December of each year. Dividends for the Series C Preferred Stock were accrued and cumulative from and including March 17, 2016 to the first payment date on June 30, 2016. The Preferred Stock Issuances rank on parity and rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock prior to November 2, 2016, April 16, 2018, and March 17, 2021, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The tables below set forth the dividends attributable to the Preferred Stock Issuances during the nine months ended September 30, 2016 and the year ended December 31, 2015:

Quarter Ended 2016	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
September 30	August 1, 2016	$0.5625	$0.4140625	$0.4296875		September 30, 2016
June 30	May 2, 2016	0.5625	0.4140625	0.4965300	(1)	June 30, 2016
March 31	February 22, 2016	0.5625	0.4140625	—		March 31, 2016
Total		$1.6875	$1.2421875	$0.9262175

(1)	Represents the period from March 17, 2016 through June 30, 2016.

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 22, 2015	$0.5625	$0.4140625	December 31, 2015
September 30	July 21, 2015	0.5625	0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$2.2500	$1.6562500

On November 2, 2016, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending December 31, 2016 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

On November 2, 2016, the Company redeemed all of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest, at a rate of $0.19375 per share.

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering program as of September 30, 2016.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2016 (in thousands)
2016 $200 million ATM	May 13, 2016	$200,000	$99,286

The table below sets forth the activity for the ATM common stock offering programs during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively (in thousands, except share data).

	Nine months ended September 30, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $200 million ATM	4,201,500	$23.97	$100,714	$1,511	$99,203
Total/weighted average	4,201,500	$23.97	$100,714	$1,511	$99,203

	Year ended December 31, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM(1)	2,661,403	$21.63	$57,571	$864	$56,707
2014 $150 million ATM(1)	795,000	$21.79	17,321	260	17,061
Total/weighted average	3,456,403	$21.67	$74,892	$1,124	$73,768

(1)	These programs ended before September 30, 2016.

Subsequent to September 30, 2016, the Company sold 3,124,700 shares under the 2016 $200 million ATM common stock offering program for gross proceeds of $71.1 million. The net proceeds of $70.2 million were used to repay amounts outstanding under the Company's unsecured credit facility.

Dividends

The table below sets forth the dividends attributable to the common stock that were declared or paid during the nine months ended September 30, 2016 and the year ended December 31, 2015.

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
December 31	August 1, 2016	December 30, 2016	$0.115833	January 17, 2017
November 30	August 1, 2016	November 30, 2016	0.115833	December 15, 2016
October 31	August 1, 2016	October 31, 2016	0.115833	November 15, 2016
September 30	May 2, 2016	September 30, 2016	0.115833	October 17, 2016
August 31	May 2, 2016	August 31, 2016	0.115833	September 15, 2016
July 31	May 2, 2016	July 29, 2016	0.115833	August 15, 2016
June 30	February 22, 2016	June 30, 2016	0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$1.389996

Month Ended 2015	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 21, 2015	December 31, 2015	$0.1150	January 15, 2016
November 30	July 21, 2015	November 30, 2015	0.1150	December 15, 2015
October 31	July 21, 2015	October 30, 2015	0.1150	November 16, 2015
September 30	May 4, 2015	September 30, 2015	0.1150	October 15, 2015
August 31	May 4, 2015	August 31, 2015	0.1150	September 15, 2015
July 31	May 4, 2015	July 31, 2015	0.1150	August 17, 2015
June 30	February 20, 2015	June 30, 2015	0.1125	July 15, 2015
May 31	February 20, 2015	May 29, 2015	0.1125	June 15, 2015
April 30	February 20, 2015	April 30, 2015	0.1125	May 15, 2015
March 31	October 30, 2014	March 31, 2015	0.1125	April 15, 2015
February 28	October 30, 2014	February 27, 2015	0.1125	March 16, 2015
January 31	October 30, 2014	January 31, 2015	0.1125	February 17, 2015
Total			$1.3650

On November 2, 2016, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2017, February 28, 2017 and March 31, 2017 at a monthly rate of $0.116667 per share of common stock.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 8, 2016, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2016 and the year ended December 31, 2015.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2014	263,916
Granted	94,290	(1)
Vested	(72,185)
Forfeited	(14,906)
Balance at December 31, 2015	271,115
Granted	101,289	(2)
Vested	(98,746)
Forfeited	(1,321)
Balance at September 30, 2016	272,337

(1)	The grant date fair value per share was $26.17.

(2)	The grant date fair value per share was $17.98.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2016 was approximately $3.8 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Vested restricted shares of common stock	—	—	98,746	72,185
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,813	$1,751

7. Noncontrolling Interest

The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership, and their subsidiaries. The table below summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.6%
Granted/Issued	323,069	864,283	1,187,352	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(58,492)	58,492	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at September 30, 2016	1,728,009	1,905,872	3,633,881	4.8%

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

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for the nine months ended September 30, 2016.

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

On January 25, 2016, the Company and Geoffrey G. Jervis, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016. Pursuant to the terms and conditions of the executive employment agreement and LTIP unit agreements between the Company and Mr. Jervis, and the Company’s 2015 Outperformance Program ("OPP"), Mr. Jervis received a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units, and eligibility to receive a pro-rated award payment under the OPP. Accordingly, the Company accelerated the expense recognition of Mr. Jervis's unvested LTIP units in the amount of approximately $1.6 million, which is included in general and administrative expenses for the nine months ended September 30, 2016 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. Jervis's participation in the OPP after February 25, 2016 will not be recognized. The Company also incurred approximately $1.5 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses during the nine months ended September 30, 2016 on the accompanying Consolidated Statements of Operations.

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2016 and the year ended December 31, 2015.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2014	448,887
Granted	323,069
Vested	(237,046)
Forfeited	—
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(262,025)
Forfeited	—
Balance at September 30, 2016	449,281

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2016 was approximately $7.7 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Vested LTIP units	45,874	48,257	262,025	188,789
Fair value of vested LTIP units (in thousands)	$1,124	$879	$5,306	$3,963

Other Common Units

Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. The value of a share of common stock is calculated as the average common stock closing price on the New York Stock Exchange for the 10 trading days immediately preceding the redemption notice date. Each Other Common Unit will receive the same monthly distribution as a share of common stock.

8. Equity Incentive Plan

On March 8, 2016, the Company granted performance units, approved by the compensation committee of the board of directors, under the 2011 Plan to provide certain key employees of the Company with incentives designed to align those key employees' interests more closely with those of the stockholders.

The ultimate value of the performance units depends on the Company’s total stockholder return ("TSR") over a three-year period commencing January 1, 2016 and ending on December 31, 2018 (the "measuring period"). At the end of the three-year measuring period, the performance units convert into shares of common stock, or, at the Company's election and with the award recipient's consent, LTIP units or other securities, at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: i) 25% to the Company’s TSR compared to the TSR of an industry peer group; ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

No dividends are paid to the recipient during the measuring period. At the end of the measuring period, if the Company’s TSR is such that the recipient earns shares of common stock or, at the Company's election and with the award recipient's consent, LTIP units or other securities (“Award Shares”), the recipient will receive additional Award Shares relating to dividends deemed to have been paid and reinvested on the Award Shares. The Company, in the discretion of the compensation committee of the board of directors, may pay the cash value of the deemed dividends instead of issuing additional Award Shares. The number of Award Shares is determined at the end of the measuring period, and one-half of the Award Shares and all dividend shares vest immediately. The other one-half of the Award Shares will be restricted (subject to forfeiture) and vest one year after the end of the measuring period.

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

The unrecognized compensation expense associated with the OPP and the performance plan at September 30, 2016 was approximately $0.6 million and $2.1 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.3 years and 2.7 years, respectively.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, the OPP, performance units, and the Company’s board of directors’ compensation.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2016	2015	2016		2015
Restricted stock	$533	$478	$1,625		$1,462
LTIP units	1,099	1,221	4,992	(1)	3,552
Outperformance program	115	131	350		393
Performance units	207	—	466		—
Board of directors compensation (2)	89	89	259		260
Total non-cash compensation expense	$2,043	$1,919	$7,692		$5,667

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the nine months ended September 30, 2016 associated with the severance cost of an executive officer as discussed Note 7.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2016 and September 30, 2015. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the three and nine months ended September 30, 2016 and September 30, 2015, there were 272,337, 277,720, 275,663 and 284,020, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities, which were not dilutive.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and September 30, 2015.

Earnings Per Share (in thousands, except share data)	Three months ended September 30, 2016
Numerator
Net loss	$(401)
Less: preferred stock dividends	4,001
Less: amount allocated to participating securities	95
Less: loss attributable to noncontrolling interest after preferred stock dividends	(216)
Net loss attributable to common stockholders	$(4,281)
Denominator
Weighted average common shares outstanding — basic and diluted	71,130,848
Loss per share — basic and diluted	$(0.06)

Earnings Per Share (in thousands, except share data)	Nine months ended September 30, 2016
Numerator
Net income	$928
Less: preferred stock dividends	10,914
Less: amount allocated to participating securities	289
Less: loss attributable to noncontrolling interest after preferred stock dividends	(505)
Net loss attributable to common stockholders	$(9,770)
Denominator
Weighted average common shares outstanding — basic and diluted	68,984,670
Loss per share — basic and diluted	$(0.14)

Earnings Per Share (in thousands, except share data)	Three months ended September 30, 2015
Numerator
Net loss	$(4,680)
Less: preferred stock dividends	2,712
Less: amount allocated to participating securities	95
Less: loss attributable to noncontrolling interest after preferred stock dividends	(359)
Net loss attributable to common stockholders	$(7,128)
Denominator
Weighted average common shares outstanding — basic and diluted	67,799,700
Loss per share — basic and diluted	$(0.11)

Earnings Per Share (in thousands, except share data)	Nine months ended September 30, 2015
Numerator
Net loss	$(11,335)
Less: preferred stock dividends	8,136
Less: amount allocated to participating securities	291
Less: loss attributable to noncontrolling interest after preferred stock dividends	(951)
Net loss attributable to common stockholders	$(18,811)
Denominator
Weighted average common shares outstanding — basic and diluted	65,803,304
Loss per share — basic and diluted	$(0.29)

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC. As of September 30, 2016 and December 31, 2015, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rates of 8.0% to 12.0% and 9.5% as of September 30, 2016 and December 31, 2015, respectively, and exit capitalization rates of 7.0% to 12.0% and 9.8% as of September 30, 2016 and December 31, 2015, respectively.

The Company has letters of credit of approximately $3.5 million related to development projects and its corporate office lease as of September 30, 2016.

11. Subsequent Events

The following non-recognized subsequent events were noted.

Subsequent to September 30, 2016, the Company acquired 9 buildings of approximately 1.9 million square feet for an aggregate contractual purchase price of approximately $101.7 million. Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by GAAP.

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

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio. A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of continued slow economic growth, uncertainty of the upcoming election cycle, and continued asset appreciation. The federal funds target rate remains very low, in a range of 0.25% to 0.5%. Additionally, from December 31, 2015 to November 2, 2016, the 10-year treasury yield has declined from 2.27% to 1.81%. In the first nine months of 2016, the U.S. Federal Reserve did not raise rates as it balanced its position on inflation and employment. This outcome aligns with the U.S. Federal Reserve’s comments, from its rate increase in December 2015, that future rate increases will be gradual and that interest rates will likely remain historically low for an extended period of time. At the same time, its recent commentary suggests growing comfort with increasing rates again in the near future. If interest rates were to rise as a result of U.S. Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply-demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment including the fact that we have minimal floating rate debt exposure and that many of our competitors for the assets we purchase tend to be smaller regional investors who are likely to be more heavily impacted by interest rate increases.

Other notable results and events include the continued relative strength of the U.S. dollar versus competing currencies including the euro and pound, continued low oil prices, and Brexit. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals;

however, it can also benefit foreign multi-nationals positively which support U.S. subsidiaries that operate U.S. industrial properties. Oil price declines over the past two years and the currently sustained low price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive and freight) and consumers’ disposable incomes. In June, the passing of the United Kingdom’s referendum to separate itself from the European Union, known as Brexit, was a major surprise to the markets. The process to renegotiate financial and economic relationships and the resulting outcomes will take many years to unfold. Right now, the decline in value of the pound is a short-term benefit to United Kingdom exporters. The long-term impacts on the U.S. and global economy are unclear. We believe our direct exposure to the United Kingdom market is limited. We believe that those of our tenants who have direct exposure to the United Kingdom, we believe they are well-diversified businesses. We will continue to monitor these trends for short-term and long-term impacts to our business.

Several economic indicators and other factors provide insight into the U.S. economic environment and industrial demand. Presently, we believe the key factors include gross domestic product ("GDP") growth rate, unemployment rate, non-farm payrolls, Conference Board consumer confidence index, manufacturing-purchasing manager index (“ISM”), the 10-year Treasury yield, U.S. total vehicle sales, and durable goods new orders. The table below summarizes recent trends in each of these factors.

Economic Indicators(1)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
GDP Growth Rate	2.9%	1.4%	0.8%	0.9%	2.0%
Unemployment Rate	5.0%	4.9%	5.0%	5.0%	5.1%
Change in Non-Farm Employment (in thousands)	156	271	186	271	149
Consumer Confidence Index	103.5	97.4	96.1	96.3	102.6
Purchasing Managers Index (ISM)(2)	51.5%	53.2%	51.8%	48.0%	50.0%
10-year Treasury Yield	1.60%	1.49%	1.78%	2.27%	2.06%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	18,043	17,159	17,032	17,830	18,423
Manufacturing New Orders: Durable Goods (in millions)	226,796	219,055	228,499	223,402	223,693

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

Currently, the GDP growth rate, growing non-farm employment, strong U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. Expanding job count and the ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. At the end of September, the consumer confidence index reached its highest level since the Great Recession. On the negative side, the speculative grade corporate default rate is expected to surpass its long-term average in 2016 driven by oil and gas and mining industry defaults. We also note that automotive sales declined year-over-year in September and we are seeing many large multinational companies experience weak organic growth, commonly due to negative currency effects and commodity price deflation. We believe these signal some caution in underlying economic strength, however, we still expect an increase in industrial activity and more demand for industrial space in the foreseeable future given the job growth, low-interest rate environment, and GDP growth.

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

Furthermore, the lack of material speculative development in most of our markets and the broader failure of supply to keep pace with demand in many of our markets may improve occupancy levels and rental rates in our owned portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can develop quickly. We have started to see a notable increase in development activity in a growing number of active industrial markets, but this has yet to take firm hold on a broader scale. We will continue to monitor the supply demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2016, our Operating Portfolio was approximately 96.4% leased and our lease rates as defined by accounting principles generally accepted in the United States of America ("GAAP") on new and renewal leases together grew approximately 16.4% and 6.8% during the three and nine months ended September 30, 2016, respectively. We define our Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment. The Operating Portfolio also excludes billboard, parking lot and cell tower leases. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the three and nine months ended September 30, 2016. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot(1)	GAAP Basis Rent Per Square Foot(2)	Total Turnover Costs Per Square Foot(3)	Cash Rent Change(1)	GAAP Rent Change(2)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended September 30, 2016
New leases(6)	75,500	$3.89	$3.89	$0.19	(2.1)%	(2.1)%	1.9	$—
Renewal leases(7)	774,749	3.48	3.61	1.07	7.2%	17.8%	5.2	0.20
Total/weighted average	850,249	$3.51	$3.63	$1.00	6.6%	16.4%	4.9	$0.18
Temporary leases(8)	272,080
Total leasing activity	1,122,329
Nine months ended September 30, 2016
New leases(6)	295,880	$4.20	$4.37	$1.47	(2.1)%	(2.1)%	5.5	$0.17
Renewal leases(7)	4,185,546	3.95	4.08	0.63	0.5%	6.9%	4.6	0.17
Total/weighted average	4,481,426	$3.96	$4.09	$0.68	0.5%	6.8%	4.6	$0.17
Temporary leases(8)	935,820
Total leasing activity	5,417,246

(1)
We define Cash Basis Rent Change as the ratio of the change in base rent (excluding straight-line rent adjustments and above/below market lease amortization as required by GAAP) of the Comparable Lease. We define a Comparable Lease as a lease with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership, leases on space with downtime in excess of two years, and leases with materially different lease structures.

(2)	We define GAAP Rent Change as the change in the average base rent over the contractual lease term (excluding above/below market lease amortization) of the Comparable Lease.

(3)
We define Turnover Costs as the costs for improvements of vacant and renewal spaces, as well as the commissions for leasing transactions. Turnover Costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(4)
We define Weighted Average Lease Term as the contractual lease term in years as of the lease start date weighted by square footage. Weighted Average Lease Term related to acquired assets reflects the remaining lease term in years as of the acquisition date weighted by square footage.

(5)	Represents the total concession (free rent) for the entire lease term.

(6)
We define a New Lease as any lease that is signed for an initial term equal to or greater than twelve months for any vacant space; this includes a new tenant or an existing tenant that is expanding into new (additional) space.

(7)
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

(8)	We define a Temporary Lease or a License Agreement as any lease that is signed for an initial term of less than twelve months; this includes short-term new leases and short-term renewal leases.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.7% of our annualized base rental revenue will expire during the period from October 1, 2016 to September 30, 2017, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period October 1, 2016 to September 30, 2017, thereby resulting in lower revenue from the same space.

The following table and chart set forth a summary of lease expirations for leases in place as of September 30, 2016, plus available space, for each of the ten calendar years beginning with 2016 and thereafter in our portfolio. The information in the table and chart assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,737,975	—	$—	—
Month-to-month leases	5	137,245	0.2%	374	0.2%
Remainder of 2016	7	910,421	1.6%	3,918	1.7%
2017	48	6,061,060	10.9%	25,703	11.5%
2018	57	10,090,965	18.1%	39,403	17.6%
2019	52	9,709,247	17.4%	37,079	16.5%
2020	36	8,594,724	15.4%	36,617	16.3%
2021	37	6,665,658	11.9%	27,577	12.3%
2022	19	2,710,780	4.9%	10,521	4.7%
2023	12	2,596,270	4.6%	9,476	4.2%
2024	7	1,657,327	3.0%	6,487	2.9%
2025	8	1,603,563	2.9%	6,875	3.1%
Thereafter	22	5,105,876	9.1%	20,143	9.0%
Total/weighted average	310	58,581,111	100.0%	$224,173	100.0%

As of September 30, 2016, for the period October 1, 2016 to September 30, 2017, none of our top ten leases based on September 30, 2016 annualized base rental revenue will be expiring.

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of September 30, 2016.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	236	51,960,143	88.7%	96.2%	$196,707	87.8%
Light Manufacturing	47	5,343,067	9.1%	97.7%	20,503	9.1%
Total Operating Portfolio	283	57,303,210	97.8%	96.4%	$217,210	96.9%

Redevelopment	1	307,315	0.5%	-	-	-
Flex/Office	16	970,586	1.7%	65.0%	6,963	3.1%
Total/weighted average	300	58,581,111	100.0%	95.3%	$224,173	100.0%

(1)	We define Occupancy Rate as the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period.

Portfolio Acquisitions

The following table summarizes the acquisitions during the nine months ended September 30, 2016.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	$27,882
West Chicago, IL	249,470	1	$8,663
Visalia, CA	635,281	1	27,921
Norcross, GA	152,036	1	5,508
Reading, PA	248,000	1	9,594
Charlotte, NC	104,852	1	6,517
Three months ended June 30, 2016	1,389,639	5	$58,203
Columbia, SC	185,600	1	$7,300
Graniteville, SC	450,000	1	15,675
Fountain Inn, SC	168,087	1	7,025
Langhorne, PA	217,000	2	11,250
Warren, MI	268,000	1	18,700
New Castle, DE	485,987	1	27,500
Westborough, MA	121,700	1	7,885
Cedar Hill, TX	420,000	1	19,100
Forest Park, GA	799,200	2	24,915
Rock Hill, SC	315,520	1	9,850
Gardiner, ME	265,000	1	16,800
Three months ended September 30, 2016	3,696,094	13	$166,000
Nine months ended September 30, 2016	5,796,487	23	$252,085

Portfolio Dispositions

During the nine months ended September 30, 2016, we sold 14 buildings comprised of approximately 2.0 million square feet with a net book value of $28.7 million to third parties. These buildings contributed $2.5 million to revenue and $0.4 million to net income (exclusive of loss on impairments, loss on extinguishment of debt, and gain on the sales of rental property, net) for the nine months ended September 30, 2016. Net proceeds from the sales of rental property were approximately $50.3 million and we recognized a gain on the sales of rental property, net of approximately $21.6 million for the nine months ended September 30, 2016. All of the dispositions were accounted for under the full accrual method.

Geographic Diversification

The following table sets forth information about the ten largest states in our portfolio based on total annualized base rental revenue as of September 30, 2016.

Top Ten States	Number of CBSA's(1)	% of Total Annualized Base Rental Revenue
Illinois	2	7.7%
North Carolina	7	7.7%
Ohio	9	7.3%
Pennsylvania	7	7.0%
South Carolina	6	6.0%
Texas	4	5.9%
Michigan	5	5.5%
New Jersey	3	5.1%
Tennessee	6	5.0%
Georgia	5	4.5%
Total	54	61.7%
(1) Represents the number of CBSA's we are present within respective state. We define Core Based Statistical Area (CBSA) as a U.S. geographic area defined by the Office of Management and Budget that consists of one or more counties (or equivalents) anchored by an urban center of at least 10,000 people plus adjacent counties that are socioeconomically tied to the urban center by commuting.

Building by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets. As of September 30, 2016, our Operating Portfolio investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Operating Portfolio Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	62	13,858,932	24.2%	97.2%	$54,586	25.1%
Secondary (25 million to 200 million net rentable square feet)	176	36,416,058	63.5%	96.6%	138,615	63.8%
Tertiary (less than 25 million net rentable square feet)	45	7,028,220	12.3%	93.7%	24,009	11.1%
Total/weighted average	283	57,303,210	100.0%	96.4%	$217,210	100.0%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2016.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	12.5%
Air Freight & Logistics	12.0%
Ind Equip, Component & Metals	11.0%
Containers & Packaging	9.7%
Food & Beverages	9.1%
Retail	6.7%
Personal Products	6.5%
Household Durables	5.1%
Building Materials	3.8%
Non-Profit/Government	3.8%
Total	80.2%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2016.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	3.1%
XPO Logistics Supply Chain Inc	4	2.2%
Deckers Outdoor Corporation	2	1.8%
Exel Logistics	4	1.7%
Solo Cup Company	1	1.7%
International Paper Company	3	1.6%
Generation Brands	1	1.2%
Perrigo	2	1.1%
American Tire Distributors Inc	4	1.0%
Spencer Gifts	1	1.0%
Total	23	16.4%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of September 30, 2016.

Top Ten Leases	% of Total Annualized Base Rental Revenue
General Service Administration	3.1%
Solo Cup Company	1.7%
XPO Logistics Supply Chain Inc	1.3%
Generation Brands, LLC	1.2%
International Paper Company	1.1%
Deckers Outdoor Corporation	1.1%
Spencer Gifts, LLC	1.0%
Closetmaid Corporation	0.9%
CareFusion 213, LLC	0.9%
Jo-Ann Stores, LLC	0.8%
Total	13.1%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit underwriting help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our Operating Portfolio tenant retention during the nine months ended September 30, 2016.

Quarter Ended 2016	Retention %(1)	Weighted Average Lease Term (years)	Expiring Square Feet	Renewal Square Feet(2)	Cash Rent Change	GAAP Rent Change
September 30	92.4%	4.2	1,276,074	1,178,574	2.5%	3.4%
June 30	75.4%	5.0	921,971	695,395	5.8%	9.9%
March 31	42.4%	3.2	1,251,975	530,485	3.1%	6.1%
Total/weighted average	69.7%	4.2	3,450,020	2,404,454	3.6%	5.9%

(1)
We define Retention as the percentage determined by taking Renewal Lease square footage commencing in the period divided by square feet of leases expiring in the period. Neither the Renewal Leases nor leases expiring include Temporary Leases or License Agreements.

(2)	We define Renewal Square Feet as the renewal leases commencing during the period, irrespective of the date signed.

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

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Our results of operations are affected by the acquisition and disposition activity during the 2016 and 2015 periods as described below. The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, and those classified as held for sale on the accompanying Consolidated Balance Sheets. On September 30, 2016, we owned 228 industrial buildings consisting of 45.8 million square feet, which represents approximately 78.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.8% to 95.9% as of September 30, 2016 compared to 96.7% as of September 30, 2015.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2016 and September 30, 2015 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2016 and September 30, 2015 with respect to the buildings acquired and disposed of after July 1, 2015 and our flex/office and held for sale buildings.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2016	2015	$	%	2016	2015	2016	2015	2016	2015	$	%
Revenue
Operating revenue
Rental income	$42,419	$42,047	$372	0.9%	$9,114	$3,076	$1,978	$2,608	$53,511	$47,731	$5,780	12.1%
Tenant recoveries	6,982	6,543	439	6.7%	1,253	481	676	1,039	8,911	8,063	848	10.5%
Other income	47	23	24	104.3%	60	13	66	91	173	127	46	36.2%
Total operating revenue	49,448	48,613	835	1.7%	10,427	3,570	2,720	3,738	62,595	55,921	6,674	11.9%
Expenses
Property	8,314	8,647	(333)	(3.9)%	1,699	888	1,245	1,414	11,258	10,949	309	2.8%
Net operating income (2)	$41,134	$39,966	$1,168	2.9%	$8,728	$2,682	$1,475	$2,324	51,337	44,972	6,365	14.2%
Other expenses
General and administrative									7,603	6,429	1,174	18.3%
Property acquisition costs									1,978	1,006	972	96.6%
Depreciation and amortization									32,020	28,656	3,364	11.7%
Loss on impairments									—	5,733	(5,733)	(100.0)%
Other expenses									279	226	53	23.5%
Total other expenses									41,880	42,050	(170)	(0.4)%
Total expenses									53,138	52,999	139	0.3%
Other income (expense)
Interest income									3	2	1	50.0%
Interest expense									(10,504)	(9,317)	(1,187)	12.7%
Gain on the sales of rental property									643	1,713	(1,070)	(62.5)%
Total other income (expense)									(9,858)	(7,602)	(2,256)	29.7%
Net loss									$(401)	$(4,680)	$4,279	(91.4)%

(1)
Includes flex/office buildings, redevelopment buildings, and buildings classified as held for sale, which are excluded from the same store portfolio. Also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI.

(2)
NOI for the total portfolio for the three months ended September 30, 2016 and September 30, 2015 was $51.3 million and $44.8 million, respectively. NOI for the total portfolio excludes corporate sublease rental income and asset management fee income, which is included in rental income and other income, respectively, in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Net loss for our total portfolio decreased by $4.3 million or 91.4% to $0.4 million for the three months ended September 30, 2016 compared to $4.7 million for the three months ended September 30, 2015. For a detailed reconciliation of our same store portfolio to net income, see the table on the previous page.

Same store rental income increased by $0.4 million or 0.9% to $42.4 million for the three months ended September 30, 2016 compared to $42.0 million for the three months ended September 30, 2015. Approximately $1.2 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.1 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $0.9 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.4 million or 6.7% to $7.0 million for the three months ended September 30, 2016 compared to $6.5 million for the three months ended September 30, 2015. The increase is primarily due to increases in occupancy and real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio to net income, see the table on the previous page.

Total same store expenses decreased by $0.3 million or 3.9% to $8.3 million for the three months ended September 30, 2016 compared to $8.6 million for the three months ended September 30, 2015. The decrease is primarily attributable to a gain on involuntary conversion of approximately $0.2 million recorded during the three months ended September 30, 2016 related to expenses previously recognized during the three months ended June 30, 2016 related a mold remediation and restoration project at one of our buildings, where we received acknowledgment from our insurance carrier that we will be receiving insurance proceeds to reimburse our expenses during the three months ended September 30, 2016.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions portfolio to net income, see the table on the previous page.

Subsequent to July 1, 2015, we acquired 55 buildings consisting of approximately 11.4 million square feet, and sold 20 buildings consisting of approximately 2.8 million square feet. For the three months ended September 30, 2016 and September 30, 2015, the buildings acquired after July 1, 2015 contributed approximately $8.4 million and $1.2 million to NOI, respectively. For the three months ended September 30, 2016 and September 30, 2015, the buildings sold after July 1, 2015 contributed approximately $0.3 million and $1.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, and buildings classified as held for sale. It also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our flex/office buildings, redevelopment buildings, and buildings classified as held for sale to net income, see the table on the previous page.

At September 30, 2016 we owned 15 flex/office buildings consisting of approximately 0.9 million square feet, one redevelopment building consisting of approximately 0.3 million square feet, and one building consisting of approximately 0.1 million square feet was classified as held for sale. These building contributed approximately $1.4 million and $2.1 million to NOI for the three months ended September 30, 2016 and September 30, 2015, respectively. Additionally, we earned $0, $0.1 million, $0.1 million, and $0.1 million in corporate sublease rental income and asset management fee income for the three months ended September 30, 2016 and September 30, 2015, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses decreased $0.2 million or 0.4% for the three months ended September 30, 2016 to $41.9 million compared to $42.1 million for the three months ended September 30, 2015. The decrease was primarily related to a decrease of $5.7 million in loss on impairments recorded due to the impairment of three buildings for the three months ended September 30, 2015 compared to no impairments during the three months ended September 30, 2016. This decrease was partially offset by an increase of $3.4 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. General and administrative expenses also had an increase of $1.2 million, primarily related to non-cash compensation expense related to the 2016 equity grants for employees and independent directors. Additionally, property acquisition costs increased $1.0 million, primarily attributable to transfer taxes levied in certain states for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, and gain on the sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased $2.3 million or 29.7% to a net other expense of $9.9 million for the three months ended September 30, 2016 compared to $7.6 million for the three months ended September 30, 2015. The increase was primarily due to an increase in interest expense of approximately $1.2 million related to the increase in total average debt outstanding for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Our results of operations are affected by the acquisition and disposition activity during the 2016 and 2015 periods as described below. The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, and those classified as held for sale on the accompanying Consolidated Balance Sheets. On September 30, 2016 we owned 211 industrial buildings consisting of 42.7 million square feet, which represents approximately 72.9% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.1% to 95.6% as of September 30, 2016 compared to 96.7% as of September 30, 2015.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2016 and September 30, 2015 with respect to the buildings acquired and disposed of after January 1, 2015 and our flex/office and held for sale buildings.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	2016	2015	2016	2015	$	%
Revenue
Operating revenue
Rental income	$115,751	$114,743	$1,008	0.9%	$34,531	$13,747	$6,293	$7,711	$156,575	$136,201	$20,374	15.0%
Tenant recoveries	18,917	18,248	669	3.7%	5,690	2,695	2,200	2,192	26,807	23,135	3,672	15.9%
Other income	84	76	8	10.5%	66	22	177	312	327	$410	(83)	(20.2)%
Total operating revenue	134,752	133,067	1,685	1.3%	40,287	16,464	8,670	10,215	183,709	159,746	23,963	15.0%
Expenses
Property	23,629	23,821	(192)	(0.8)%	8,118	4,316	3,925	3,128	35,672	31,265	4,407	14.1%
Net operating income (2)	$111,123	$109,246	$1,877	1.7%	$32,169	$12,148	$4,745	$7,087	$148,037	$128,481	$19,556	15.2%
Other expenses (income)
General and administrative									26,373	21,453	4,920	22.9%
Property acquisition costs									3,113	2,511	602	24.0%
Depreciation and amortization									93,318	82,042	11,276	13.7%
Loss on impairments									11,231	8,378	2,853	34.1%
Other expenses									857	892	(35)	(3.9)%
Total other expenses									134,892	115,276	19,616	17.0%
Total expenses									170,564	146,541	24,023	16.4%
Other income (expense)
Interest income									8	7	1	14.3%
Interest expense									(31,841)	(26,260)	(5,581)	21.3%
Loss on extinguishment of debt									(1,973)	—	(1,973)	100.0%
Gain on the sales of rental property									21,589	1,713	19,876	1,160.3%
Total other income (expense)									(12,217)	(24,540)	12,323	(50.2)%
Net income (loss)									$928	$(11,335)	$12,263	(108.2)%

(1)
Includes flex/office buildings, redevelopment buildings, and buildings classified as held for sale, which are excluded from the same store portfolio. Also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI.

(2)
NOI for the total portfolio for the nine months ended September 30, 2016 and September 30, 2015 was $147.9 million and $128.0 million, respectively. NOI for the total portfolio excludes corporate sublease rental income and asset management fee income, which is included in rental income and other income, respectively, in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

Net income (loss) for our total portfolio increased by $12.3 million or 108.2% to net income of $0.9 million for the three months ended September 30, 2016 compared to a net loss of $11.3 million for the three months ended September 30, 2015. For a detailed reconciliation of our same store portfolio to net income (loss), see the table on the previous page.

Same store rental income increased by $1.0 million or 0.9% to $115.8 million for the nine months ended September 30, 2016 compared to $114.7 million for the nine months ended September 30, 2015. Approximately $3.5 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.3 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $2.8 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.7 million or 3.7% to $18.9 million for the nine months ended September 30, 2016 compared to $18.2 million for the nine months ended September 30, 2015. This increase is primarily related to an increase of approximately $1.5 million related to increases of real estate taxes levied by the related taxing authority, occupancy in previously vacant buildings, as well in changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority. These increases were partially offset by a decrease of approximately $0.8 million related to decreases of real estate taxes levied by the related taxing authority and vacancies.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio to net income, see the table on the previous page.

Total same store expenses decreased by $(0.2) million or 0.8% to $23.6 million for the nine months ended September 30, 2016 compared to $23.8 million for the nine months ended September 30, 2015. This decrease is primarily related to a decrease of approximately $0.2 million in snow removal expenses attributable to a more mild winter in 2016 as compared to 2015, as well as a decrease of approximately $0.2 million in general repairs and maintenance expenses. These decreases were partially offset by an increase of approximately $0.2 million related to increases of real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions portfolio to net income, see the table on the previous page.

Subsequent to January 1, 2015, we acquired 72 buildings consisting of approximately 14.5 million square feet, and sold 20 buildings consisting of approximately 2.8 million square feet. For the nine months ended September 30, 2016 and September 30, 2015, the buildings acquired after January 1, 2015 contributed approximately $30.7 million and $8.1 million to NOI, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the buildings sold after January 1, 2015 contributed approximately $1.5 million and $4.0 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, and buildings classified as held for sale. It also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our flex/office buildings, redevelopment buildings, and buildings classified as held for sale to net income, see the table on the previous page.

At September 30, 2016 we owned 15 flex/office buildings consisting of approximately 0.9 million square feet, one redevelopment building consisting of approximately 0.3 million square feet, and one building consisting of approximately 0.1 million square feet was classified as held for sale. These buildings contributed approximately $4.5 million and $6.6 million to NOI for the nine months ended September 30, 2016 and September 30, 2015, respectively. Additionally, we earned $0, $0.2 million, $0.2 million, and $0.3 million in corporate sublease rental income and asset management fee income for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $19.6 million or 17.0% for the nine months ended September 30, 2016 to $134.9 million compared to $115.3 million for the nine months ended September 30, 2015. The increase was primarily related to an increase of $11.3 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. The increase was also attributable to an increase of $2.9 million in loss on impairments recorded due to the impairment of nine buildings for the nine months ended September 30, 2016 compared to the impairment of four buildings for the nine months ended September 30, 2015. Approximately $4.9 million of the increase relates to an increase in general and administrative expenses, primarily related to compensation expense of approximately $3.1 million related to the severance costs of a former executive officer during the nine months ended September 30, 2016, as well as the 2016 equity grants for employees and independent directors. This increase is also attributable to an increase in property acquisition costs of $0.6 million, primarily attributable to transfer taxes levied in certain states for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

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

Total other income (expense) decreased $12.3 million or 50.2% to a net other expense of $12.2 million for the nine months ended September 30, 2016 compared to $24.5 million for the nine months ended September 30, 2015. This decrease is primarily the result of an increase in the gain on the sales of rental property of approximately $19.9 million due to the sales of 14 buildings, whereas there were two rental property sales during the nine months ended September 30, 2015. This was partially offset by a loss on extinguishment of debt of approximately $2.0 million for the nine months ended September 30, 2016, whereas there was no loss on extinguishment of debt during the nine months ended September 30, 2015. This was also partially offset by an increase in interest expense of approximately $5.6 million related to the increase in total average debt outstanding for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2016	2015	2016	2015
Net income (loss)	$(401)	$(4,680)	$928	$(11,335)
Rental property depreciation and amortization	31,947	28,610	93,130	81,910
Loss on impairments	—	5,733	11,231	8,378
Gain on the sales of rental property, net	(643)	(1,713)	(21,589)	(1,713)
FFO	30,903	27,950	$83,700	$77,240
Preferred stock dividends	(4,001)	(2,712)	(10,914)	(8,136)
Amount allocated to participating securities	(95)	(95)	(289)	(291)
FFO attributable to common stockholders and unit holders	$26,807	$25,143	$72,497	$68,813

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2016	2015	2016	2015
Net income (loss)	$(401)	$(4,680)	$928	$(11,335)
Asset management fee income	(60)	(87)	(166)	(302)
General and administrative	7,603	6,429	26,373	21,453
Property acquisition costs	1,978	1,006	3,113	2,511
Depreciation and amortization	32,020	28,656	93,318	82,042
Interest income	(3)	(2)	(8)	(7)
Interest expense	10,504	9,317	31,841	26,260
Loss on impairments	—	5,733	11,231	8,378
Loss on extinguishment of debt	—	—	1,973	—
Other expenses	279	226	857	892
Gain on the sales of rental property, net	(643)	(1,713)	(21,589)	(1,713)
Corporate sublease rental income	—	(85)	—	(187)
Net operating income	$51,277	$44,800	$147,871	$127,992

Cash Flows

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

The following table summarizes our cash flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2016	2015	$	%
Net cash provided by operating activities	$97,905	$90,057	$7,848	8.7%
Net cash used in investing activities	$220,016	$244,859	$(24,843)	(10.1)%
Net cash provided by financing activities	$122,373	$143,420	$(21,047)	(14.7)%

Net cash provided by operating activities increased $7.8 million to $97.9 million for the nine months ended September 30, 2016 compared to $90.1 million for the nine months ended September 30, 2015. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2015, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2015, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in our total average indebtedness outstanding.

Net cash used in investing activities decreased $24.8 million to $220.0 million for the nine months ended September 30, 2016 compared to $244.9 million for the nine months ended September 30, 2015. The change was primarily related to the sale of 14 buildings during the nine months ended September 30, 2016 for net proceeds of approximately $50.3 million, compared to the nine months ended September 30, 2015 where we sold 2 buildings for net proceeds of approximately $9.2 million. This was partially offset by an increase in cash paid for additions of land and building improvements of approximately $10.7 million, primarily due to a tenant improvements project and the expansion of a building.

Net cash provided by financing activities decreased $21.0 million to $122.4 million for the nine months ended September 30, 2016 compared to $143.4 million for the nine months ended September 30, 2015. The change is primarily due to a decrease in cash inflow from our unsecured notes of $120.0 million from the issuance of the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes on February 20, 2015. The change is also attributable to an increase of repayment of mortgage notes of $17.7 million, an increase of $3.0 million in offering costs related to the issuance of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 17, 2016 and a new at-the-market common stock offering program on May 13, 2016, and an increase in dividends and distributions paid of $8.3 million as a result of the increased number of shares and units outstanding as well as a $0.026664 increase in the dividend paid per share during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases are were offset by the issuance of the Series C Preferred Stock for proceeds of $75.0 million, an increase of net cash inflow of $26.3 million from our unsecured credit facility, and an increase in proceeds from sales of common stock of $25.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow is primarily rental income, expense recoveries from tenants, and other income from operations and is our principal source of funds that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT qualification. We look to the capital markets (common equity, preferred equity, and debt) to primarily fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt and equity financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of September 30, 2016, we had total immediate liquidity of approximately $479.8 million, comprised of $12.3 million of cash and cash equivalents and $467.5 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the nine months ended September 30, 2016. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
December 31	August 1, 2016	December 30, 2016	$0.115833	January 17, 2017
November 30	August 1, 2016	November 30, 2016	0.115833	December 15, 2016
October 31	August 1, 2016	October 31, 2016	0.115833	November 15, 2016
September 30	May 2, 2016	September 30, 2016	0.115833	October 17, 2016
August 31	May 2, 2016	August 31, 2016	0.115833	September 15, 2016
July 31	May 2, 2016	July 29, 2016	0.115833	August 15, 2016
June 30	February 22, 2016	June 30, 2016	0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$1.389996

On November 2, 2016, our board of directors declared the common stock dividend for the months ending January 31, 2017, February 28, 2017 and March 31, 2017 at a monthly rate of $0.116667 per share of common stock.

We pay quarterly cumulative dividends on the 9.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), and the Series C Preferred Stock (collectively, the "Preferred Stock Issuances") at a rate equivalent to the fixed annual rate of $2.25, $1.65625, and $1.71875 per share, respectively. Dividends on the Series C Preferred Stock were accrued and cumulative from and including the issuance date of March 17, 2016 to the first payment date on June 30, 2016. The table below sets forth the dividends on the Preferred Stock Issuances during the nine months ended September 30, 2016.

Quarter Ended 2016	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
September 30	August 1, 2016	$0.5625	$0.4140625	$0.4296875		September 30, 2016
June 30	May 2, 2016	0.5625	0.4140625	0.4965300	(1)	June 30, 2016
March 31	February 22, 2016	0.5625	0.4140625	—		March 31, 2016
Total		$1.6875	$1.2421875	$0.9262175

(1)	Represents the period from March 17, 2016 through June 30, 2016.

On November 2, 2016, our board of directors declared the Series B Preferred Stock, and Series C Preferred Stock dividend for the quarter ending December 31, 2016 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

On November 2, 2016, we redeemed all of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date, without interest, at a rate of $0.19375 per share.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2016.

Loan	Principal Outstanding as of September 30, 2016	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$129,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	129,000

Unsecured term loans:
Unsecured Term Loan C (4)	—	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.70%	Mar-21-2021	ii
Unsecured Term Loan A	150,000	L + 1.65%	Mar-31-2022	ii
Total unsecured term loans	300,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,968)
Total carrying value unsecured term loans	297,032

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,091)
Total carrying value unsecured notes	397,909

Mortgage notes (secured debt):
Union Fidelity Life Insurance Co.	5,478	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	5,527	5.73%	May-05-2017	iii
Webster Bank, National Association	2,877	3.66%	May-29-2017	iii
Webster Bank, National Association	3,098	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,061	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company-1 Facility	56,474	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company-2 Facility	46,920	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company-3 Facility	16,207	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	57,007	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	4,037	4.78%	Dec-15-2023	iii
Total mortgage notes	201,686
Add: Total unamortized fair market value premiums	222
Less: Total unamortized deferred financing fees and debt issuance costs	(1,053)
Total carrying value mortgage notes	200,855
Total / weighted average interest rate (5)	$1,024,796	4.03%

(1)
Current interest rate as of September 30, 2016. At September 30, 2016, the one-month LIBOR (“L”) was 0.53111%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	Capacity of $150.0 million, which we have until December 29, 2016 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the combined unsecured credit facility and unsecured term loans as of September 30, 2016 was approximately $467.5 million. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2016, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2016.

Debt Capital Structure	September 30, 2016
Total principal outstanding (in thousands)	$1,030,686
Weighted average duration (years)	5.7
% Secured debt	20%
% Debt maturing next 12 months	2%
Net Debt to Real Estate Cost Basis (1)	43%

(1)
We define Net Debt is defined as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. We define Real Estate Cost Basis as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

Equity

Preferred Stock

On March 17, 2016, we completed an underwritten public offering of 3,000,000 shares of 6.875% Series C Preferred Stock, $0.01 par value per share, at a price to the public of $25.00 per share. The table below sets forth our outstanding Preferred Stock Issuances as of September 30, 2016.

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

On November 2, 2016, we redeemed all of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date, without interest, at a rate of $0.19375 per share.

Common Stock

The following sets forth our at-the-market ("ATM") common stock offering program as of September 30, 2016. We may from time to time sell common stock through sales agents under the program.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2016 (in thousands)
2016 $200 million ATM	May 13, 2016	$200,000	$99,286

The table below sets forth the activity for the ATM common stock offering programs during the nine months ended September 30, 2016 (in thousands, except share data).

	Nine months ended September 30, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $200 million ATM	4,201,500	$23.97	$100,714	$1,511	$99,203
Total/weighted average	4,201,500	$23.97	$100,714	$1,511	$99,203

Subsequent to September 30, 2016, we sold 3,124,700 shares under the 2016 $200 million ATM common stock offering program for gross proceeds of $71.1 million. The net proceeds of $70.2 million were used to repay amounts outstanding under our unsecured credit facility.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2016, we owned approximately 95.2% of the common units of our Operating Partnership, and our executive officers, directors and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.8%.

Non-cash Compensation Expense

We recorded approximately $5.8 million in general and administrative expenses in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2016 for the amortization of our equity incentive plan, excluding severance costs and board of directors' compensation. We expect to recognize approximately $7.8 million for the year ending December 31, 2016 for the amortization of our equity incentive plan, excluding severance costs and board of directors compensation. The following table summarizes the expected amortization of our unrecognized compensation expense over the next five years as of September 30, 2016.

Year	Future Amortization of Non-cash Compensation Expense (in thousands)
Remainder of 2016	$1,957
2017	$6,902
2018	$3,215
2019	$1,646
2020	$340

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2016, all of our outstanding variable rate debt was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of September 30, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$(12)	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$(19)	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$(13)	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$(376)	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(1,335)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(686)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(928)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(453)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(921)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(641)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(464)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(279)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(827)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(828)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(4,074)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(1,064)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(577)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,179)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,229)	2.5300%	One-month L	Mar-31-2022

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2016, the fair values of all of our 23 interest rate swaps were in a liability position of approximately $16.0 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2016, we had $429.0 million of variable rate debt. As of September 30, 2016, all of our outstanding variable rate debt was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, our weighted average lease term is approximately 4.1 years and, on average, 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, we have long term liabilities averaging approximately 6.0 years when excluding our unsecured credit facility. Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements.

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

As of September 30, 2016, all of our variable rate interest debt was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016, as updated in our subsequent Quarterly Reports on Form 10-Q.

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
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 3, 2016	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.