Form 10-K
period 2016-12-31
STAG Industrial, Inc.
filed 2017-02-16
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
6.625% Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,618 million based on the closing price on the New York Stock Exchange as of June 30, 2016.
Number of shares of the registrant’s common stock outstanding as of February 14, 2017: 82,051,501
Number of shares of 6.625% Series B Cumulative Redeemable Preferred Stock as of February 14, 2017: 2,800,000
Number of shares of 6.875% Series C Cumulative Redeemable Preferred Stock as of February 14, 2017: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

PART I.
Introduction

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (“Operating Partnership”).

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. We concluded that the amounts were not material to any of our previously issued consolidated financial statements. Accordingly, we revised these balances in our consolidated financial statements for the years ended December 31, 2015 and December 31, 2014. For more information on this revision, see Note 2 in the accompanying Notes to Consolidated Financial Statements, “Revision of Previously Reported Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This report, including the information incorporated by reference, contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward‑looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward‑looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

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

•
potential changes in the law or governmental regulations and interpretations of those laws and regulations, including changes in real estate and zoning laws or real estate investment trust (“REIT”) or corporate income tax laws, and potential increases in real property tax rates;

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

Item 1.  Business
As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of December 31, 2016 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) multiplied by 12. If a tenant is in a free rent period as of December 31, 2016, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.
Overview
We are a REIT focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. We seek to (i) identify properties for acquisition that offer relative value across all locations, industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “STAG.”

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

As of December 31, 2016, we owned 314 buildings in 37 states with approximately 60.9 million rentable square feet, consisting of 243 warehouse/distribution buildings, 54 light manufacturing buildings, 16 flex/office buildings, and one building in redevelopment. As of December 31, 2016, our buildings were approximately 94.7% leased to 275 tenants, with no single tenant accounting for more than approximately 3.1% of our total annualized base rental revenue and no single industry accounting for more than approximately 13.6% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
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
We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2016, we owned approximately 95.7% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.3%.  We completed our initial public offering of common stock (“IPO”) and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.

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

•
The acquisition and contribution of these single-tenant properties to an aggregated portfolio of these individual binary risk cash flows creates diversification, thereby lowering risk and creating value.

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

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets. We define our Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment. Our Operating Portfolio also excludes billboard, parking lot and cell tower leases. As of December 31, 2016, our Operating Portfolio investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Total Annualized Base Rental Revenue
Operating Portfolio Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	68	14,445,533	24.2%	95.4%	$58,532	26.1%
Secondary (25 million to 200 million net rentable square feet)	184	38,126,550	64.0%	96.1%	141,730	63.2%
Tertiary (less than 25 million net rentable square feet)	45	7,028,220	11.8%	93.7%	24,066	10.7%
Total/weighted average	297	59,600,303	100.0%	95.7%	$224,328	100.0%

We have found, and the charts below indicate, that primary and secondary markets have similar occupancy and rent growth experiences. Furthermore, secondary industrial property markets generally provide similar rent volatility and equivalent occupancy, compared to primary industrial property markets. The charts below, based on data provided by CB Richard Ellis—Econometric Advisors (“CBRE-EA”), show the quarter-over-quarter (“Q-o-Q”) percentage changes in warehouse rent and occupancy for primary and secondary markets.

3%
2%
1%
0%
-1%
-2%
-3%
-4%
-5%
Primary Rent (Q-o-Q change)
Secondary Rent (Q-o-Q change)
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

94%
92%
90%
88%
86%
84%
82%
Primary Occupancy
Secondary Occupancy
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

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
Underwriting Strategy
We blend fundamental real estate analysis with corporate credit analysis in our proprietary model to make a probabilistic assessment of future cash flows. We focus on quality real estate, long-term ownership, and the present value of estimated future cash flows.
Our underwriting strategy involves our asset management and leasing, credit, capital markets and legal departments. For each asset, our analysis focuses on the following and determines the inputs into our risk assessment model.

•
Asset Management and Leasing.  We evaluate the physical real estate within the context of the market (and submarket) in which it is located and the prospect for re-tenanting the building if it becomes vacant by estimating the following:

•	current and future market rent for this building in this location;

•	downtime to re-lease and related carrying costs;

•	cost (tenant improvements, leasing commissions and capital expenditures) to achieve the occupancy and the projected market rent within the projected downtime;

•	the fungibility of the property with other properties in the market and the flexibility of the property for other uses, including single-tenant or multi-tenant reuse; and

•
renewal probability, which we determine by the tenant’s use of the property and the degree to which the property is central to the tenant’s ongoing operations, the tenant’s potential cost to relocate, the supply/demand dynamic in the relevant submarket and the availability of suitable alternative properties.

•
Credit.    We apply fundamental credit analysis to evaluate the tenant’s credit profile by focusing on the tenant’s current and historical financial status, general business plan, operating risks, capital sources, industry trends, and earnings expectations. We also analyze Securities and Exchange Commission (“SEC”) filings, press releases, rating agency reports, macroeconomic variables, analyst reports, and market signals. In the case of a private, non‑rated firm, we will generally obtain financial information from the tenant, calculate common measures of credit strength and coverage ratios, evaluate qualitative factors including but not limited to competition and customer/supplier concentration, obtain third party references, and conduct tenant interviews. For publicly rated firms, we use our own internal underwriting model, as well as the credit information issued by Moody’s Investor Services, Standard & Poor’s, Fitch Ratings, and other ratings agencies. Using this data and publicly available bond default studies of comparable tenant credits, we estimate the probability of future rent loss due to tenant default, as well as the possibility of a reorganization or liquidation in the case of a tenant default or bankruptcy event.

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
Real Estate Operation Strategy
We establish direct, long-term relationships with our tenants and use our in-house expertise in asset management and leasing to oversee all operational aspects of our portfolio.  We also engage and actively manage high-quality third parties for localized leasing, property management, and construction services. Our asset management team utilizes our direct tenant relationships and leasing expertise to strive to achieve better than market levels of occupancy and rental rates. We utilize third party real estate brokers for the execution of new and renewal leases. The team also collaborates with our internal credit function to monitor the credit profile of each of our tenants through financial statement review, tenant management calls, and press releases. The team’s efforts have resulted in our achieving an Operating Portfolio tenant retention rate of approximately 69.8% for those tenants whose leases expired during the period from January 1, 2014 to December 31, 2016. As of December 31, 2016, our portfolio had approximately 5.3% of our total rentable square feet available for lease, compared to 4.4% as of December 31, 2015.

Financing Strategy

Our main focus is to preserve a flexible capital structure and maintain a relatively low-leveraged balance sheet designed to allow us to capitalize on market opportunities throughout the economic cycle. We seek to maintain a conservative balance sheet and we achieve this by capitalizing new acquisitions with approximately 60% equity and 40% debt, and by managing our consolidated leverage ratio, as defined in our respective loan agreements, to sub 45%. As of December 31, 2016, our ratio of net debt to real estate cost basis was approximately 41.0% and our ratio of total long-term indebtedness to enterprise value was approximately 32.6%. For purposes of these ratios, we define:

•	“net debt” as our total long-term indebtedness outstanding, less cash and cash equivalents on hand;

•	“long-term indebtedness” as the principal balance on our unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes;

•	“real estate cost basis” as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization; and

•
“enterprise value” as the market value of our common stock (based on the period-end closing price on the NYSE multiplied by our common stock and units) plus the liquidation value of our preferred stock plus the amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes.

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
We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. We generally expect to continue to obtain a Phase I or similar environmental assessment by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.
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

Competition

In acquiring our target properties, we compete primarily with local individuals or local operators due to the smaller, single asset (versus portfolio) focus of our acquisition strategy. From time to time we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, and private real estate funds. Local real estate investors historically have represented our predominant competition for deals and they typically do not have the same access to capital that we do as a publicly traded institution. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants.

Operating Segments

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. See Note 2 in the accompanying Notes to Consolidated Financial Statements under “Segment Reporting.”

Employees

As of December 31, 2016, we employed 68 full-time employees. None of our employees are represented by a labor union.

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

The common units of limited partnership interest in our Operating Partnership correlate on a one-for-one economic basis to the shares of common stock in the REIT. Each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of common stock or, if we choose, for a share of common stock on a one-for-one basis.

The following is a simplified diagram of our UPREIT structure at December 31, 2016.

Public stockholders (including officers and directors)
100%
STAG Industrial, Inc. (the “REIT”) NYSE: STAG
100%
Third parties (including officers and directors)
94.7% Limited Partner
STAG Industrial GP, LLC
4.3% Limited Partner
1% General Partner
STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”)
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
As of December 31, 2016, most of our 314 buildings were industrial properties, including 243 warehouse/distribution facilities, 54 light manufacturing facilities, 16 flex/office facilities, and one building in redevelopment. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
Adverse economic conditions will harm our returns and profitability.
Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located or our tenants may conduct business, or by the real estate industry, including the following:

•	poor economic conditions may result in tenant defaults under leases and extended vacancies at our properties;

•	re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand;

•	adverse capital and credit market conditions may restrict our operating activities; and

•	constricted access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire properties held for sale.
Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.
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
In addition, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union, known as Brexit. Negotiations will determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others we cannot anticipate, may adversely affect us.

Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2016, were the three largest when accounting for the percentage of our total annualized base rental revenue: Illinois (8.2%, spread over 2 CBSA's); Ohio (7.5%, spread over 9 CBSA's); and South Carolina (7.4%, spread over 6 CBSA's). We define Core Based Statistical Area ("CBSA") as a U.S. geographic area defined by the Office of Management and Budget that consists of one or more counties (or equivalents) anchored by an urban center of at least 10,000 people plus adjacent counties that are socioeconomically tied to the urban center by commuting. Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.
We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.
We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2016, were the three largest when accounting for the percentage of our total annualized base rental revenue: Automotive (13.6%); Industrial Equipment, Component and Metals (11.3%); and Air Freight and Logistics (11.2%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. As of December 31, 2016, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel.
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
We acquire and intend to continue to acquire primarily warehouse/distribution properties and light manufacturing properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than we and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties for the purchase price we desire. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our Operating Partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows.
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
The majority of our properties have been under management for less than five years. In addition, in the past five years, we have acquired 264 buildings totaling approximately 53.8 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to mitigate this risk entirely. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
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
We had historical net losses attributable to common stockholders for the years ended December 31, 2015 and December 31, 2014 of approximately $38.6 million and $14.9 million, respectively. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to make distributions, any of which could adversely affect the trading price of our stock.
Certain of our officers and the chairman of our board of directors have duties to Fund II, which may create conflicts of interest and may impede business decisions that could benefit our stockholders.
Certain of our executive officers and the chairman of our board of directors also serve as officers or on the board of managers of STAG Investments II, LLC (“Fund II”), a private equity real estate fund that continues to operate as a private, fully invested fund. Our officers and the chairman of our board of directors may have conflicting duties because they have a duty to both us and to Fund II, which retained ownership of certain of its properties. While Fund II is pursuing an orderly liquidation and will not be making any additional investments, some of its existing properties may be competitive with our properties. It is possible that the officers’ and the chairman of our board of directors' fiduciary duty to Fund II, including, without limitation, their interests in Fund II, will conflict with what will be in the best interests of our company.

Our fiduciary duties as sole member of the general partner of our Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.
We, as the sole member of the general partner of our Operating Partnership, have fiduciary duties to the other limited partners in our Operating Partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as indirect general partner of our Operating Partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding common units will have the right to vote on certain amendments to the Operating Partnership agreement (which require approval by a majority interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.
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
Our charter contains 9.8% ownership limits.  Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, the articles supplementary for our 6.625% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), and our 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series B Preferred Stock or Series C Preferred Stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, of more than 9.8% of the value or number of our outstanding shares of our common stock, our Series B Preferred Stock or our Series C Preferred Stock could jeopardize our status as a REIT. The ownership limits contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might be in the best interest of our stockholders.
Our board of directors may create and issue a class or series of preferred stock without stockholder approval.  Subject to the rights of holders of Series B Preferred Stock and Series C Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series B Preferred Stock or Series C Preferred Stock, our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Subject to the rights of holders of Series B Preferred Stock and Series C Preferred Stock discussed above, our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
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
The employment agreements with our executive officers provide that each executive may terminate his or her employment and, under certain conditions, receive severance based on two or three times (depending on the officer) the annual total of salary and bonus and immediate vesting of equity-based awards. In the case of certain terminations, they would not be restricted from competing with us after their departure.
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

•
subject to the rights of holders of Series B Preferred Stock and of Series C Preferred Stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

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
The number of shares of our common stock available for future sale, including by our affiliates or investors in our Operating Partnership, could adversely affect the market price of our common stock, and future sales by us of shares of our common stock may be dilutive to existing stockholders.
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
Our common stock is ranked junior to our Series B Preferred Stock and Series C Preferred Stock. Our outstanding Series B Preferred Stock and Series C Preferred Stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which they traded when you acquired them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common stock or result in fluctuations in the market price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	our ability to comply with applicable financial covenants in our unsecured credit facility, unsecured term loans, unsecured notes, and other loan agreements;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	the realization of any of the other risk factors presented in this report;

•	speculation in the press or investment community; and

•	general U.S. and worldwide market and economic conditions.
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
Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2016, leases with respect to approximately 44.8% (excluding month to month leases, which comprises an additional 0.4%) of our total annualized base rental revenue will expire before December 31, 2019. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or submarket could adversely affect our ability to re‑lease the space at attractive rental rates.
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
If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s lease. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its lease with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the lease. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced and could adversely impact our ability to pay distributions to stockholders.
Real estate investments are not as liquid as other types of investments.
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
Before acquiring a property, we typically obtain a preliminary assessment of environmental conditions at the property that meets certain specifications, often referred to as “Phase I environmental site assessment” or “Phase I environmental assessment.” It is intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. A Phase I environmental assessment generally includes an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but does not include soil sampling or subsurface investigations and typically does not include an asbestos survey. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that:

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
Some of our properties are subject to a ground lease that exposes us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.
We own some properties through leasehold interests in the land underlying the building and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease.
In the future, our ground leases may contain certain provisions that may limit our ability to sell certain of our properties. In addition, in the future, in order to assign or transfer our rights and obligations under certain of our ground leases, we may be required to obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.
We also own properties that benefit from payment in lieu of tax (“PILOT”) programs or similar programs and to facilitate such tax treatment our ownership in this property is structured as a leasehold interest with the relevant municipality serving as lessor. With respect to such arrangements, we have the right to purchase the fee interest in the property for a nominal purchase price, so the risk factors set forth above for traditional ground leases are mitigated by our ability to convert such leasehold interests to fee interests. In the event of such a conversion of our ownership interests, however, any preferential tax treatment offered by the PILOT programs will be lost.
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
In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment. Certain of our existing secured indebtedness is, and future secured indebtedness may be, cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2016, we had total outstanding debt of approximately $1.0 billion, including $28.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
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
In addition, as of December 31, 2016, we had certain secured loans that are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. Moreover, our unsecured credit facility, unsecured term loans and unsecured notes contain, and future borrowing facilities may contain, certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be adversely affected.
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
If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt or unsecured debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our net income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of any mortgaged properties. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rates, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders.
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
We may be subject to adverse legislative or regulatory tax changes.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or may reduce the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT.
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
During the year ended December 31, 2016, we acquired 47 buildings consisting of approximately 10.3 million square feet for approximately $471.8 million. These acquisitions had a weighted average remaining lease term of approximately 6.5 years as of the acquisition date, weighted by square footage.

As of December 31, 2016, we owned the properties listed below.

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
Alabama
	Montgomery	1	Warehouse / Distribution	Montgomery, AL	332,000
	Phenix City	1	Warehouse / Distribution	Columbus, GA-AL	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	Fayetteville-Springdale-Rogers, AR-MO	400,000
Arizona
	Phoenix	1	Warehouse / Distribution	Phoenix-Mesa-Scottsdale, AZ	102,747
California
	Camarillo	2	Warehouse / Distribution	Oxnard-Thousand Oaks-Ventura, CA	732,606
	Visalia	1	Warehouse / Distribution	Visalia-Porterville, CA	635,281
Colorado
	Golden	1	Warehouse / Distribution	Denver-Aurora-Lakewood, CO	227,500
	Grand Junction	1	Warehouse / Distribution	Grand Junction, CO	82,800
	Longmont	1	Warehouse / Distribution	Boulder, CO	159,611
Connecticut
	Avon	1	Light Manufacturing	Hartford-West Hartford-East Hartford, CT	78,400
	East Windsor	2	Warehouse / Distribution	Hartford-West Hartford-East Hartford, CT	271,111
	North Haven	3	Warehouse / Distribution	New Haven-Milford, CT	824,727
Delaware
	Newark	2	Flex / Office	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	52,665
	New Castle	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	485,987
Florida
	Daytona Beach	1	Light Manufacturing	Deltona-Daytona Beach-Ormond Beach, FL	142,857
	Ocala	1	Warehouse / Distribution	Orlando-Kissimmee-Sanford, FL	619,466
	Orlando	1	Light Manufacturing	Orlando-Kissimmee-Sanford, FL	215,900
	Orlando	1	Warehouse / Distribution	Orlando-Kissimmee-Sanford, FL	155,000
	Pensacola	1	Flex / Office	Pensacola-Ferry Pass-Brent, FL	30,620
Georgia
	Calhoun	1	Warehouse / Distribution	Calhoun, GA	151,200
	Dallas	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	92,807
	Forest Park	2	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	799,200
	LaGrange	1	Warehouse / Distribution	LaGrange, GA	219,891
	Norcross	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	152,036
	Savannah	1	Warehouse / Distribution	Savannah, GA	504,200
	Shannon	1	Warehouse / Distribution	Rome, GA	568,516
	Smyrna	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	102,000
	Statham	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	225,680
Idaho
	Idaho Falls	1	Warehouse / Distribution	Idaho Falls, ID	90,300
	Pocatello	1	Flex / Office	Pocatello, ID	43,353
Illinois
	Belvidere	9	Warehouse / Distribution	Rockford, IL	1,133,018
	DeKalb	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	146,740
	Gurnee	2	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	562,500
	Harvard	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	126,304
	Itasca	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	202,000
	Libertyville	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	251,961
	Libertyville	1	Flex / Office	Chicago-Naperville-Elgin, IL-IN-WI	35,141
	Machesney Park	1	Warehouse / Distribution	Rockford, IL	80,000

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
	Montgomery	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	584,301
	Sauk Village	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	375,785
	South Holland	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	202,902
	West Chicago	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	249,470
	West Chicago	5	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	305,874
	Wood Dale	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	137,607
	Woodstock	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	129,803
Indiana
	Albion	7	Light Manufacturing	Kendallville, IN	261,013
	Elkhart	2	Warehouse / Distribution	Elkhart-Goshen, IN	170,100
	Kendallville	1	Light Manufacturing	Kendallville, IN	58,500
	Fort Wayne	1	Warehouse / Distribution	Fort Wayne, IN	108,800
	Franklin	1	Warehouse / Distribution	Indianapolis-Carmel-Anderson, IN	703,496
	Goshen	1	Warehouse / Distribution	Elkhart-Goshen, IN	366,000
	Lafayette	3	Warehouse / Distribution	Lafayette-West Lafayette, IN	466,400
	Marion	1	Warehouse / Distribution	Marion, IN	249,600
	Portage	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	212,000
	South Bend	1	Warehouse / Distribution	South Bend-Mishawaka, IN-MI	225,000
Iowa
	Marion	1	Warehouse / Distribution	Cedar Rapids, IA	95,500
	Sergeant Bluff	1	Flex / Office	Sioux City, IA-NE-SD	148,131
Kansas
	Lenexa	2	Warehouse / Distribution	Kansas City, MO-KS	276,219
	Olathe	1	Warehouse / Distribution	Kansas City, MO-KS	496,373
	Wichita	3	Warehouse / Distribution	Wichita, KS	248,550
Kentucky
	Bardstown	1	Warehouse / Distribution	Louisville/Jefferson County, KY-IN	102,318
	Danville	1	Warehouse / Distribution	Danville, KY	757,047
	Erlanger	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	108,620
	Hebron	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	109,000
	Louisville	2	Warehouse / Distribution	Louisville/Jefferson County, KY-IN	497,820
Louisiana
	Shreveport	1	Warehouse / Distribution	Shreveport-Bossier City, LA	420,259
Maine
	Belfast	5	Flex / Office	—	318,979	(3)
	Biddeford	2	Warehouse / Distribution	Portland-South Portland, ME	265,126
	Gardiner	1	Warehouse / Distribution	Augusta-Waterville, ME	265,000
	Lewiston	1	Flex / Office	Lewiston-Auburn, ME	60,000
	Portland	1	Warehouse / Distribution	Portland-South Portland, ME	100,600
Maryland
	Hampstead	1	Warehouse / Distribution	Baltimore-Columbia-Towson, MD	1,035,249
	Sparks	2	Flex / Office	Baltimore-Columbia-Towson, MD	34,800
Massachusetts
	Chicopee	1	Warehouse / Distribution	Springfield, MA	217,000
	Malden	2	Light Manufacturing	Boston-Cambridge-Newton, MA-NH	109,943
	Norton	1	Warehouse / Distribution	Providence-Warwick, RI-MA	200,000
	Stoughton	2	Warehouse / Distribution	Boston-Cambridge-Newton, MA-NH	258,213
	Westborough	1	Warehouse / Distribution	Worcester, MA-CT	121,700
Michigan
	Chesterfield	4	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	478,803
	Grand Rapids	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	301,317

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
	Holland	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	195,000
	Holland	1	Light Manufacturing	Holland, MI	177,062
	Kentwood	1	Light Manufacturing	Grand Rapids-Wyoming, MI	85,157
	Lansing	4	Warehouse / Distribution	Lansing-East Lansing, MI	770,425
	Marshall	1	Light Manufacturing	Battle Creek, MI	57,025
	Novi	2	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	245,860
	Plymouth	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	125,214
	Sterling Heights	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	108,000
	Walker	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	210,000
	Warren	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	268,000
Minnesota
	Brooklyn Park	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	200,720
	Carlos	1	Light Manufacturing	Alexandria, MN	196,270
	New Hope	1	Light Manufacturing	Minneapolis-St. Paul-Bloomington, MN-WI	107,348
	Rogers	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	386,724
	Savage	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	244,050
Missouri
	Earth City	1	Warehouse / Distribution	St. Louis, MO-IL	116,783
	Hazlewood	1	Warehouse / Distribution	St. Louis, MO-IL	305,550
	Kansas City	1	Warehouse / Distribution	Kansas City, MO-KS	226,576
	O'Fallon	1	Warehouse / Distribution	St. Louis, MO-IL	77,000
Nevada
	Reno	1	Light Manufacturing	Reno, NV	87,264
New Hampshire
	Londonderry	1	Warehouse / Distribution	Boston-Cambridge-Newton, MA-NH	125,060
	Nashua	1	Warehouse / Distribution	Manchester-Nashua, NH	337,391
New Jersey
	Burlington	2	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1,552,121
	Lopatcong	1	Warehouse / Distribution	Allentown-Bethlehem-Easton, PA-NJ	87,500
	Piscataway	1	Warehouse / Distribution	New York-Newark-Jersey City, NY-NJ-PA	228,000
New York
	Buffalo	1	Warehouse / Distribution	Buffalo-Cheektowaga-Niagara Falls, NY	117,000
	Cheektowaga	1	Warehouse / Distribution	Buffalo-Cheektowaga-Niagara Falls, NY	121,760
	Farmington	1	Warehouse / Distribution	Rochester, NY	149,657
	Gloversville	3	Warehouse / Distribution	Gloversville, NY	211,554
	Johnstown	3	Warehouse / Distribution	Gloversville, NY	169,602
	Johnstown	1	Light Manufacturing	Gloversville, NY	42,325
North Carolina
	Charlotte	4	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	884,276
	Charlotte	1	Light Manufacturing	Charlotte-Concord-Gastonia, NC-SC	104,852
	Durham	1	Warehouse / Distribution	Durham-Chapel Hill, NC	80,600
	Huntersville	1	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	185,570
	Lexington	1	Warehouse / Distribution	Winston-Salem, NC	201,800
	Mebane	2	Warehouse / Distribution	Burlington, NC	606,840
	Mebane	1	Light Manufacturing	Burlington, NC	202,691
	Mooresville	1	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	300,000
	Mountain Home	1	Warehouse / Distribution	Asheville, NC	146,014
	Newton	1	Warehouse / Distribution	Hickory-Lenoir-Morganton, NC	187,200
	Pineville	1	Light Manufacturing	Charlotte-Concord-Gastonia, NC-SC	75,400
	Rural Hall	1	Warehouse / Distribution	Winston-Salem, NC	250,000

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
	Smithfield	1	Warehouse / Distribution	Raleigh, NC	191,450
	Winston-Salem	1	Warehouse / Distribution	Winston-Salem, NC	385,000
Ohio
	Boardman	1	Warehouse / Distribution	Youngstown-Warren-Boardman, OH-PA	175,900
	Boardman	1	Light Manufacturing	Youngstown-Warren-Boardman, OH-PA	95,000
	Cincinnati	1	Flex / Office	Cincinnati, OH-KY-IN	114,532
	Columbus	1	Warehouse / Distribution	Columbus, OH	186,000
	Dayton	1	Warehouse / Distribution	Dayton, OH	205,761
	Fairborn	1	Warehouse / Distribution	Dayton, OH	258,680
	Fairfield	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	206,448
	Gahanna	1	Warehouse / Distribution	Columbus, OH	383,000
	Grove City	1	Warehouse / Distribution	Columbus, OH	175,512
	Hamilton	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	245,000
	Macedonia	1	Warehouse / Distribution	Akron, OH	201,519
	Mason	1	Light Manufacturing	Cincinnati, OH-KY-IN	116,200
	North Jackson	1	Warehouse / Distribution	Youngstown-Warren-Boardman, OH-PA	209,835
	North Jackson	1	Redevelopment	Youngstown-Warren-Boardman, OH-PA	307,315
	Oakwood Village	1	Warehouse / Distribution	Cleveland-Elyria, OH	75,000
	Salem	1	Light Manufacturing	Salem, OH	271,000
	Seville	2	Warehouse / Distribution	Cleveland-Elyria, OH	345,000
	Springfield	1	Warehouse / Distribution	Springfield, OH	350,500
	Streetsboro	1	Warehouse / Distribution	Akron, OH	343,416
	Strongsville	1	Warehouse / Distribution	Cleveland-Elyria, OH	161,984
	Toledo	1	Warehouse / Distribution	Toledo, OH	177,500
	Twinsburg	1	Warehouse / Distribution	Akron, OH	150,974
	West Chester	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	269,868
Oklahoma
	Oklahoma City	2	Warehouse / Distribution	Oklahoma City, OK	303,740
	Catoosa	1	Light Manufacturing	Tulsa, OK	100,100
	Tulsa	1	Warehouse / Distribution	Tulsa, OK	175,000
Oregon
	Salem	2	Light Manufacturing	Salem, OR	155,900
Pennsylvania
	Allentown	1	Warehouse / Distribution	Allentown-Bethlehem-Easton, PA-NJ	289,900
	Elizabethtown	1	Warehouse / Distribution	Lancaster, PA	206,236
	Lancaster	1	Warehouse / Distribution	Lancaster, PA	240,529
	Langhorne	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	102,000
	Langhorne	2	Light Manufacturing	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	287,647
	Mechanicsburg	3	Warehouse / Distribution	Harrisburg-Carlisle, PA	747,054
	Muhlenberg Townsh	1	Warehouse / Distribution	Reading, PA	394,289
	New Kingston	1	Warehouse / Distribution	Harrisburg-Carlisle, PA	330,000
	O'Hara Township	1	Warehouse / Distribution	Pittsburgh, PA	887,084
	Reading	1	Warehouse / Distribution	Reading, PA	248,000
	Williamsport	1	Warehouse / Distribution	Williamsport, PA	250,000
South Carolina
	Columbia	1	Light Manufacturing	Columbia, SC	185,600
	Duncan	2	Warehouse / Distribution	Spartanburg, SC	787,380
	Edgefield	1	Light Manufacturing	Augusta-Richmond County, GA-SC	126,190
	Fountain Inn	1	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	168,087

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
	Graniteville	1	Warehouse / Distribution	Augusta-Richmond County, GA-SC	450,000
	Greenville	1	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	157,500
	Greenwood	2	Light Manufacturing	Greenwood, SC	175,055
	Greer	4	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	290,000
	Laurens	1	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	125,000
	Piedmont	3	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	400,000
	Rock Hill	1	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	315,520
	Simpsonville	2	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	411,994
	Spartanburg	6	Warehouse / Distribution	Spartanburg, SC	1,209,260
	Ware Shoals	1	Light Manufacturing	Greenwood, SC	20,514
	West Columbia	3	Warehouse / Distribution	Columbia, SC	569,532
South Dakota
	Rapid City	1	Flex / Office	Rapid City, SD	132,365
Tennessee
	Chattanooga	3	Warehouse / Distribution	Chattanooga, TN-GA	646,200
	Cleveland	1	Warehouse / Distribution	Cleveland, TN	151,704
	Clinton	1	Warehouse / Distribution	Knoxville, TN	166,000
	Jackson	1	Warehouse / Distribution	Jackson, TN	235,855
	Jefferson City	1	Warehouse / Distribution	Morristown, TN	486,109
	Knoxville	1	Warehouse / Distribution	Knoxville, TN	108,400
	Loudon	1	Warehouse / Distribution	Knoxville, TN	104,000
	Madison	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	418,406
	Mascot	1	Warehouse / Distribution	Knoxville, TN	130,560
	Mascot	1	Light Manufacturing	Knoxville, TN	130,560
	Murfreesboro	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	102,505
	Nashville	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	150,000
	Portland	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	414,043
	Vonore	1	Warehouse / Distribution	Knoxville, TN	342,700
Texas
	Arlington	2	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	290,132
	Cedar Hill	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	420,000
	El Paso	6	Warehouse / Distribution	El Paso, TX	1,404,198
	Fort Worth	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	101,500
	Garland	1	Light Manufacturing	Dallas-Fort Worth-Arlington, TX	253,900
	Garland	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	164,914
	Houston	2	Warehouse / Distribution	Houston-The Woodlands-Sugar Land, TX	352,834
	Houston	2	Light Manufacturing	Houston-The Woodlands-Sugar Land, TX	408,599
	San Antonio	1	Warehouse / Distribution	San Antonio-New Braunfels, TX	247,861
	Waco	1	Warehouse / Distribution	Waco, TX	66,400
Virginia
	Buena Vista	1	Light Manufacturing	—	172,759	(3)
	Chester	1	Warehouse / Distribution	Richmond, VA	100,000
	Harrisonburg	1	Warehouse / Distribution	Harrisonburg, VA	357,673
	Independence	1	Warehouse / Distribution	—	120,000	(3)
Wisconsin
	Appleton	1	Light Manufacturing	Appleton, WI	113,379
	Chippewa Falls	2	Light Manufacturing	Eau Claire, WI	97,400
	De Pere	1	Warehouse / Distribution	Green Bay, WI	200,000
	DeForest	1	Warehouse / Distribution	Madison, WI	254,431
	East Troy	1	Warehouse / Distribution	Whitewater-Elkhorn, WI	149,624
	Germantown	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	202,500

State	City	Number of Buildings	Asset Type(1)	CBSA(2)	Total Rentable Square Feet
	Hartland	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	121,050
	Janesville	1	Warehouse / Distribution	Janesville-Beloit, WI	700,000
	Kenosha	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	175,052
	Mayville	1	Light Manufacturing	Beaver Dam, WI	339,179
	Milwaukee	2	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	117,564
	New Berlin	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	205,063
	Sun Prairie	1	Warehouse / Distribution	Madison, WI	427,000
	West Allis	4	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	241,977
	Yorkville	1	Warehouse / Distribution	Racine, WI	98,151
Total		314			60,878,204

(1)	Flex / Office are properties that are generally 50,000 to 200,000 square feet in size and used for office space, light manufacturing, research and development and warehousing.

(2)
We define Core Based Statistical Area ("CBSA") as a U.S. geographic area defined by the Office of Management and Budget that consists of one or more counties (or equivalents) anchored by an urban center of at least 10,000 people plus adjacent counties that are socioeconomically tied to the urban center by commuting.

(3)	These properties do not have a CBSA.

As of December 31, 2016, 46 of our 314 buildings were encumbered by mortgage indebtedness totaling $164.3 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Property Diversification
The following table sets forth information relating to diversification by building type in our portfolio as of December 31, 2016.

		Square Footage			Total Annualized Base Rental Revenue
Building Type	Number of Buildings	Square Feet	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	243	53,674,674	88.2%	95.6%	$201,208	87.0%
Light Manufacturing	54	5,925,629	9.7%	96.3%	23,120	10.0%
Total Operating Portfolio	297	59,600,303	97.9%	95.7%	$224,328	97.0%

Redevelopment	1	307,315	0.5%	—	—	—
Flex/Office	16	970,586	1.6%	62.6%	6,994	3.0%
Total/weighted average	314	60,878,204	100.0%	94.7%	$231,322	100.0%

(1)	We define Occupancy Rate as the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period.
Geographic Diversification
The following table sets forth information about the ten largest states in our portfolio based on total annualized base rental revenue as of December 31, 2016.

Top Ten States	Number of CBSA's	% of Total Annualized Base Rental Revenue
Illinois	2	8.2%
Ohio	9	7.5%
South Carolina	6	7.4%
Pennsylvania	7	6.9%
Texas	5	6.0%
North Carolina	7	5.8%
Michigan	5	5.4%
Wisconsin	10	5.3%
New Jersey	3	4.9%
Tennessee	6	4.9%
Total	60	62.3%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2016.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	13.6%
Ind Equip, Component & Metals	11.3%
Air Freight & Logistics	11.2%
Containers & Packaging	9.6%
Food & Beverages	8.7%
Retail	7.2%
Personal Products	6.6%
Household Durables	5.3%
Business Services	5.2%
Non-Profit/Government	3.6%
Total	82.3%
Tenant Diversification

As of December 31, 2016, our buildings were leased to 275 tenants. The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2016.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	3.1%
XPO Logistics Supply Chain Inc.	4	2.2%
Deckers Outdoor Corporation	2	1.8%
Solo Cup Company	1	1.7%
Generation Brands, LLC	1	1.1%
Exel Logistics	3	1.1%
Perrigo Holland	2	1.0%
American Tire Distributors Inc.	4	1.0%
Spencer Gifts, LLC	1	1.0%
Armacell, LLC	3	0.9%
Total	22	14.9%
Lease Diversification
The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of December 31, 2016.

Top Ten Leases	% of Total Annualized Base Rental Revenue
General Service Administration	3.1%
Solo Cup Company	1.7%
XPO Logistics Supply Chain Inc.	1.2%
Generation Brands, LLC	1.1%
Deckers Outdoor Corporation	1.1%
Spencer Gifts, LLC	1.0%
Closetmaid Corporation	0.9%
Jo-Ann Stores, LLC	0.9%
Archway Marketing Serv., Inc.	0.8%
CareFusion 213, LLC	0.8%
Total	12.6%

Scheduled Lease Expirations
As of December 31, 2016, our weighted average in place remaining lease term was approximately 4.2 years. For the year ended December 31, 2016, we have achieved approximately a 69.5% tenant retention rate for those tenants whose leases were scheduled to expire in 2016. The following table sets forth a summary of lease expirations for leases in place as of December 31, 2016, plus available space, for each of the ten calendar years beginning with 2017 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options, purchase options, or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,254,516	—	—	—
Month-to-month leases	7	281,824	0.5%	$885	0.4%
2017	45	5,393,284	9.4%	22,956	9.9%
2018	65	11,038,428	19.2%	43,394	18.8%
2019	52	9,642,460	16.7%	37,175	16.1%
2020	34	7,931,114	13.8%	33,024	14.3%
2021	39	6,468,139	11.2%	27,361	11.8%
2022	24	3,331,130	5.8%	13,737	5.9%
2023	12	2,537,340	4.4%	9,005	3.9%
2024	9	2,152,791	3.7%	7,709	3.3%
2025	11	1,788,742	3.1%	7,550	3.3%
2026	13	2,930,441	5.1%	10,728	4.6%
Thereafter	19	4,127,995	7.1%	17,798	7.7%
Total/weighted average	330	60,878,204	100.0%	$231,322	100.0%

Item 3.  Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to our company.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders.
Market Information
Our common stock has been listed on the NYSE since April 15, 2011, and is traded under the symbol “STAG.” The closing share price for our common stock on February 14, 2017, as reported by the NYSE, was $23.94. For the year ended December 31, 2016, our total stockholder return was 38.0%, assuming an investment in our common stock on December 31, 2015 and that all dividends were reinvested. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

Quarter ended	High	Low	Dividends Per Common Share(1)
December 31, 2016	$24.41	$21.21	$0.347499
September 30, 2016	$25.51	$22.68	$0.347499
June 30, 2016	$23.83	$19.42	$0.347499
March 31, 2016	$20.54	$14.97	$0.347499
December 31, 2015	$21.13	$18.01	$0.345000
September 30, 2015	$21.29	$16.66	$0.345000
June 30, 2015	$23.81	$19.89	$0.337500
March 31, 2015	$27.61	$22.28	$0.337500

(1)
On November 2, 2016, our board of directors declared the common stock dividend for the months ending January 31, 2017, February 28, 2017 and March 31, 2017 at a monthly rate of $0.116667 per share of common stock. On February 15, 2017, our board of directors declared the common stock dividend for the months ending April 30, 2017, May 31, 2017, and June 30, 2017, at a monthly rate of $0.116667 per share of common stock.

Holders of Our Common Stock

As of February 14, 2017, we had approximately 65 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Common Units and Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2011 to December 31, 2016 and assumes that $100 was invested in our common stock and in each index on December 31, 2011 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2011 with dividends reinvested

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
$167.97
$201.90
$256.38
$206.15
$284.51
$116.00
$153.57
$174.60
$177.01
$198.18
$117.77
$120.68
$157.34
$161.30
$175.17
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, have been derived from the audited financial statements of STAG Industrial, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for all periods presented have been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2016	2015(1)	2014(1)	2013	2012
Statements of Operations Data:
Revenue
Total revenue	$250,243	$218,633	$173,816	$133,893	$84,052
Expenses
Property	48,904	42,627	33,388	24,010	12,841
General and administrative	33,395	28,750	26,396	17,867	14,617
Property acquisition costs	4,567	4,757	4,390	3,427	4,218
Depreciation and amortization	125,444	110,421	87,703	67,556	42,427
Loss on impairments	16,845	29,272	2,840	—	622
Other expenses	1,149	1,048	803	621	339
Total expenses	230,304	216,875	155,520	113,481	75,064
Other income (expense)
Interest income	10	9	15	13	19
Interest expense	(42,923)	(36,098)	(25,109)	(20,319)	(16,110)
Gain on interest rate swaps	—	—	—	—	215
Loss on extinguishment of debt	(3,261)	—	(686)	—	(929)
Gain on the sales of rental property, net	61,823	4,986	2,799	—	—
Total other income (expense)	15,649	(31,103)	(22,981)	(20,306)	(16,805)
Net income (loss) from continuing operations	$35,588	$(29,345)	$(4,685)	$106	$(7,817)
Total income (loss) attributable to discontinued operations	—	—	—	4,796	(2,382)
Net income (loss)	$35,588	$(29,345)	$(4,685)	$4,902	$(10,199)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	1,069	(1,962)	(992)	(620)	(3,720)
Less: preferred stock dividends	13,897	10,848	10,848	9,495	6,210
Less: amount allocated to participating securities	384	385	345	262	122
Net income (loss) attributable to common stockholders	$20,238	$(38,616)	$(14,886)	$(4,235)	$(12,811)
Net income (loss) per share from continuing operations attributable to the common stockholders — basic and diluted	$0.29	$(0.58)	$(0.28)	$(0.20)	$(0.44)
Income (loss) per share from discontinued operation attributable to common stockholders — basic and diluted	—	—	—	0.10	(0.07)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.29	$(0.58)	$(0.28)	$(0.10)	$(0.51)
Balance Sheets Data (December 31):
Rental property, before accumulated depreciation and amortization	$2,541,705	$2,188,642	$1,809,895	$1,389,214	$1,059,715
Rental property, after accumulated depreciation and amortization	$2,116,836	$1,839,967	$1,558,434	$1,222,360	$957,607
Total assets	$2,186,156	$1,901,782	$1,623,802	$1,266,460	$1,003,342
Total debt	$1,036,139	$980,248	$680,478	$552,270	$477,433
Total liabilities	$1,119,230	$1,043,925	$731,924	$591,896	$513,882
Total equity	$1,066,926	$857,857	$891,878	$674,564	$489,460
Other Data:
Dividend declared per common share	$1.389996	$1.365	$1.29	$1.20	$1.07
Cash flow provided by operating activities	$135,423	$121,707	$96,676	$82,687	$48,011
Cash flow used in investing activities	$(347,112)	$(372,038)	$(421,713)	$(325,231)	$(417,203)
Cash flow provided by financing activities	$211,870	$238,464	$342,225	$230,228	$371,700

(1)	These amounts are revised as shown in Note 2 to the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a REIT focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the U.S. We seek to (i) identify properties that offer relative value across all locations, industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the NYSE under the symbol “STAG.”

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

As of December 31, 2016, we owned 314 buildings in 37 states with approximately 60.9 million rentable square feet, consisting of 243 warehouse/distribution buildings, 54 light manufacturing buildings, 16 flex/office buildings, and one building in redevelopment. As of December 31, 2016, our buildings were approximately 94.7% leased to 275 tenants, with no single tenant accounting for more than approximately 3.1% of our total annualized base rental revenue and no single industry accounting for more than approximately 13.6% of our total annualized base rental revenue.

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2016, we owned approximately 95.7% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.3%. We completed our IPO and related formation transactions, pursuant to which we succeeded to the business of our predecessor, on April 20, 2011.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of continued slow economic growth, some uncertainty regarding the new U.S. presidential administration and its policy initiatives, and continued asset appreciation. The federal funds target rate was raised 25 basis points in December; however, the target rate remains very low, in a range of 0.50% to 0.75%. This range aligns with the Central Bank’s consistent commentary that future rate hikes would be gradual and rates will likely remain historically low for an extended period of time. At the same time, its most recent commentary suggests increasing comfort with hiking rates again in the near future. If interest rates were to rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply/demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

The results of the U.S. presidential election was largely unanticipated by the media, and it remains unclear what impact new policies will have on the economy. The positive capital market moves since the election appear to indicate net favorable expectations on key areas, including corporate tax, healthcare, regulation, infrastructure, and trade. Other notable items with economic impacts include the continued relative strength of the U.S. dollar versus competing currencies (including the euro and pound), the continuation of relatively low oil prices, and Brexit. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively, which support U.S. subsidiaries and operate U.S. industrial properties. Oil price declines over the past two years and the lack of a sustained rebound in price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In June, the passing of the U.K.’s referendum to separate itself from the European Union, known as Brexit, was a major surprise to the markets. The process to renegotiate financial and economic relationships and the resulting outcomes will take many years to unfold. Right now, the decline in value of the pound is a short-term benefit to U.K. exporters. The long-term impacts on the U.S. and global economy are unclear. We believe our direct exposure to the U.K. market is limited. Of our tenants that do have direct exposure to the U.K., we believe they are well-diversified businesses. We will continue to monitor these trends for short-term and long-term impacts to us.

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

Economic Indicators(1)	December 31, 2016	September 31, 2016	June 30, 2016	March 31, 2016	December 31, 2015
GDP Growth Rate	— (2)	3.5%	1.4%	0.8%	0.9%
Unemployment Rate	4.7%	4.9%	4.9%	5.0%	5.0%
Change in Non-Farm Employment (in thousands)	156.0	208.0	271.0	186.0	271.0
Consumer Confidence Index	113.3	104.1	97.4	96.1	96.3
ISM(3)	54.7%	51.5%	53.2%	51.8%	48.0%
10-year Treasury Yield	2.45%	1.60%	1.49%	1.78%	2.27%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	18,680	18,059	17,161	17,032	17,830
Manufacturing New Orders: Durable Goods (in millions)	227,108	228,204	219,055	228,499	223,402

(1)
Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board, Board of Governors of the Federal Reserve System, U.S. Census Bureau, and Institute for Supply Management.  Each statistic is the latest revision available at the time of publishing this report.

(2)	This statistic was not available at the time of publishing this report.

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

Currently, the GDP growth rate, growing non-farm employment, strong U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. Expanding job count and the ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. The strengthening U.S. dollar means that U.S. consumers may be purchasing a relatively larger amount of imported goods and that U.S. companies are likely to lower their rate of exports. This is likely to be a net positive for industrial real estate demand as imports tend to lead to greater net absorption than do exports. At the end of December 2016, the consumer confidence index reached a 13-year high and the ISM level reached its highest level in two years. On the negative side, the 2016 speculative grade corporate default rate surpassed its long-term average and reached 5.1%, significantly driven by oil and gas and mining industry defaults. We expect default rates to be stable in the coming year behind positive economic growth. However, we believe improving commodity markets and capital markets stability will be important in supporting this outlook. We also note that while automotive sales closed the year strong, they have moderated their growth in recent months and we are seeing many large multinational companies experience weak organic growth, commonly due to negative currency effects and commodity price deflation. We believe the combination of these observations signal some caution in underlying economic strength; however, we still expect an increase in industrial activity and more demand for industrial space in the foreseeable future given the job growth, low-interest rate environment, and GDP growth.

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

Furthermore, the lack of material speculative development in most of our markets and the broader failure of supply to keep pace with demand in many of our markets may improve occupancy levels and rental rates in our portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly. We have started to see a notable pick-up in development activity in a growing number of the more active industrial markets, but this has yet to take firm hold on a broader scale. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of December 31, 2016, our Operating Portfolio was approximately 95.7% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 7.3% and 7.2% during the years ended December 31, 2016 and December 31, 2015, respectively. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the years ended December 31, 2016 and December 31, 2015. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot(1)	GAAP Basis Rent Per Square Foot(2)	Total Turnover Costs Per Square Foot(3)	Cash Rent Change(1)	GAAP Rent Change(2)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Year ended December 31, 2016
New Leases(6)	749,275	$3.90	$4.16	$2.25	(0.5)%	4.0%	8.2	$0.42
Renewal Leases(7)	4,817,462	4.02	4.14	0.56	1.4%	7.4%	4.8	0.15
Total/weighted average	5,566,737	$4.00	$4.14	$0.79	1.3%	7.3%	5.3	$0.18
Temporary Leases(8)	1,329,245
Total leasing activity	6,895,982
Year ended December 31, 2015
New Leases(6)	1,393,810	$3.40	$3.28	$1.85	10.8%	18.3%	7.9	$0.44
Renewal Leases(7)	2,921,673	3.89	4.04	0.60	(0.8)%	4.7%	4.1	0.06
Total/weighted average	4,315,483	$3.73	$3.87	$1.01	1.4%	7.2%	5.4	$0.18
Temporary Leases(8)	1,234,600
Total leasing activity	5,550,083

(1)
We define Cash Basis Rent Change as the percentage change in base rent (excluding straight-line rent adjustments and above/below market lease amortization as required by GAAP) of the Comparable Lease. We define a Comparable Lease as a lease with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership, leases on space with downtime in excess of two years, leases with materially different lease structures, leases associated with known vacates at the time of acquisition, and leases with credit-related modifications.

(2)	We define GAAP Rent Change as the percentage change in the average base rent over the contractual lease term (excluding above/below market lease amortization) of the Comparable Lease.

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

(7)
We define a Renewal Lease as a lease signed by an existing tenant to extend the term for twelve months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration and (iii) an early renewal or workout, which ultimately does extend the original term for twelve months or more.

(8)	We define a Temporary Lease or a License Agreement as any lease that is signed for an initial term of less than twelve months; this includes short-term new leases and short-term renewal leases.

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.9% of our total annualized base rental revenue will expire during the period from January 1, 2017 to December 31, 2017, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Assuming we do not dispose of any of these buildings, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period January 1, 2017 to December 31, 2017, thereby resulting in lower revenue from the same space.

As of December 31, 2016, we had approximately 3.3 million square feet of currently available space in our buildings. Of the approximately 5.2 million square feet of leases that expired during the year ended December 31, 2016, we have renewed approximately 3.6 million square feet subject to leases, resulting in a 69.5% Operating Portfolio tenant retention rate for the year ended December 31, 2016.  As of December 31, 2016, for the period January 1, 2017 to December 31, 2017, none of our top ten leases, based on December 31, 2016 total annualized base rental revenue, will be expiring.

Tenant Retention

The following table provides a summary of our Operating Portfolio tenant retention for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

Operating Portfolio Tenant Retention	Retention %(1)	Weighted Average Lease Term (years)	Expiring Square Feet	Renewal Square Feet(2)	Cash Rent Change	GAAP Rent Change
Year ended December 31, 2016	69.5%	4.7	5,210,736	3,620,369	3.0%	8.2%
Year ended December 31, 2015	69.5%	2.8	4,895,033	3,401,317	4.5%	8.9%
Year ended December 31, 2014	70.8%	3.5	3,295,096	2,331,698	5.8%	8.5%
Total/weighted average	69.8%	3.7	13,400,865	9,353,384	4.2%	8.5%

(1)
We define Retention as the percentage determined by taking Renewal Lease square footage commencing in the period divided by square footage of leases expiring in the period. Neither the Renewal Leases nor leases expiring include Temporary Leases or License Agreements. Retention excludes leases associated with known vacates at the time of acquisition, leases with credit-related modifications, and early terminations.

(2)	We define Renewal Square Feet as the square footage of renewal leases commencing during the period, irrespective of the date signed.

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
We capitalize costs directly related to the development, pre-development, redevelopment or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred and depreciated commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point we are undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of our unsecured indebtedness during the period.

For properties classified as held for sale, we cease depreciating and amortizing the rental property and value the rental property at the lower of depreciated and amortized cost or fair value, less costs to dispose. We present those properties classified as held for sale with any qualifying assets and liabilities associated with those properties as held for sale in the accompanying Consolidated Balance Sheets.

We allocate the purchase price of business combinations of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The above and below market lease values are amortized into rental income over the remaining term plus the terms of bargain renewal options or assumed exercise of early termination options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships or assumed exercise of early termination options for in-place lease intangibles) as increases to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases is accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation or amortization expense over the shortened lease term.

The purchase price allocated to deferred leasing intangible assets are included in rental property on our Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in deferred leasing intangibles on our Consolidated Balance Sheets under the liabilities section.

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

Depreciation and amortization expense is computed using the straight-line method based on the following lives.

Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease
Above and below market leases and other deferred leasing intangibles	Terms of the related lease plus terms of bargain renewal options or assumed exercise of early termination options
Tenant relationships	Terms of the related lease plus estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have not recorded any impairments to goodwill through December 31, 2016.

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

Incentive and Equity-Based Employee Compensation Plans

We grant equity-based compensation awards to our employees and directors in the form of restricted shares of common stock, LTIP units, outperformance programs, and performance units. See Notes 6, 7 and 8 in the accompanying Notes to Consolidated Financial Statements for further discussion of restricted shares of common stock, LTIP units, and the outperformance programs and performance units, respectively. We measure equity-based compensation expense based on the fair value of the awards on the grant date and recognize the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

The following discussion of our results of our same store net operating income (“NOI”) should be read in conjunction with our Consolidated Financial Statements. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. We consider our same store portfolio to consist of only those industrial buildings owned and operated at the beginning and at the end of both of the applicable periods presented.  Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in property level operating performance without taking into account the effects of acquisitions or dispositions. However, because we have generally acquired 100% occupied properties and have grown the portfolio significantly every year since our initial public offering, our same store results do not represent a market portfolio with market occupancy. Because we have above market same store occupancy, our same store results may look unfavorable at times as we trend to market levels. We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Our results of operations are affected by the acquisition and disposition activity during the 2016 and 2015 periods as described below.  The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, and those classified as held for sale on the accompanying Consolidated Balance Sheets. On December 31, 2016 we owned 204 industrial buildings consisting of 40,957,663 square feet, which represents approximately 67.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.1% to 95.3% as of December 31, 2016 compared to 96.4% as of December 31, 2015.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2016 and December 31, 2015 with respect to the buildings acquired and disposed of after January 1, 2015 and our flex/office buildings, redevelopment buildings, and those classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2016	2015	$	%	2016	2015	2016	2015	2016	2015	$	%
Revenue
Operating revenue
Rental income	$148,670	$147,322	$1,348	0.9%	$56,743	$29,746	$7,328	$9,395	$212,741	$186,463	$26,278	14.1%
Tenant recoveries	24,317	23,317	1,000	4.3%	10,282	5,754	2,508	2,595	37,107	31,666	5,441	17.2%
Other income	102	84	18	21.4%	71	25	222	395	395	504	(109)	(21.6)%
Total operating revenue	173,089	170,723	2,366	1.4%	67,096	35,525	10,058	12,385	250,243	218,633	31,610	14.5%
Expenses
Property	30,036	30,280	(244)	(0.8)%	13,920	8,235	4,948	4,112	48,904	42,627	6,277	14.7%
Net operating income (2)	$143,053	$140,443	$2,610	1.9%	$53,176	$27,290	$5,110	$8,273	201,339	176,006	25,333	14.4%
Other expenses
General and administrative									33,395	28,750	4,645	16.2%
Property acquisition costs									4,567	4,757	(190)	(4.0)%
Depreciation and amortization									125,444	110,421	15,023	13.6%
Loss on impairments									16,845	29,272	(12,427)	(42.5)%
Other expenses									1,149	1,048	101	9.6%
Total other expenses									181,400	174,248	7,152	4.1%
Total expenses									230,304	216,875	13,429	6.2%
Other income (expense)
Interest income									10	9	1	11.1%
Interest expense									(42,923)	(36,098)	(6,825)	18.9%
Loss on extinguishment of debt									(3,261)	—	(3,261)	100.0%
Gain on the sales of rental property, net									61,823	4,986	56,837	1,139.9%
Total other income (expense)									15,649	(31,103)	46,752	150.3%
Net income (loss)									$35,588	$(29,345)	$64,933	221.3%

(1)
Includes flex/office buildings, and redevelopment buildings, and buildings classified as held for sale, which are excluded from the same store portfolio. Also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding corporate sublease rental income and asset management fee income, NOI for the total portfolio for the years ended December 31, 2016 and December 31, 2015 was $201.1 million and $175.4 million, respectively. Corporate sublease rental income and asset management fee income are included in rental income and other income, respectively, in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net income (loss) for our total portfolio increased by $64.9 million or 221.3% to a net income position of $35.6 million for the year ended December 31, 2016, compared to a net loss position of $29.3 million for the year ended December 31, 2015. For a detailed reconciliation of our same store portfolio to net income (loss), see the table on the previous page.

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

Same store rental income increased by $1.3 million or 0.9% to $148.7 million for the year ended December 31, 2016, compared to $147.3 million for the year ended December 31, 2015. Approximately $3.7 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.4 million due to a net decrease in the amortization of net above market leases and approximately $0.1 million due to the recognition of a straight-line termination fee at our Golden, CO property, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $3.0 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $1.0 million or 4.3% to $24.3 million for the year ended December 31, 2016, compared to $23.3 million for the year ended December 31, 2015. This increase is primarily related to an increase of approximately $2.1 million related to increases of real estate taxes levied by the related taxing authority, occupancy in previously vacant buildings, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. These increases were partially offset by a decrease of approximately $1.1 million related to decreases of real estate taxes levied by the related taxing authority and vacancies.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio to net income (loss), see the table on the previous page.

Total same store expenses decreased by $0.2 million or 0.8% to $30.0 million for the year ended December 31, 2016, compared to $30.3 million for the year ended December 31, 2015. This decrease is primarily related to a decrease of approximately $0.1 million in snow removal expenses attributable to a more mild winter in 2016 as compared to 2015, as well as a decrease of approximately $0.3 million in general repairs and maintenance expenses. These decreases were partially offset by an increase of approximately $0.2 million related to increases of real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions portfolio to net income (loss), see the table on the previous page.

Subsequent to January 1, 2015, we acquired 96 buildings consisting of approximately 19.0 million square feet, and sold 30 buildings consisting of approximately 5.0 million square feet. For the years ended December 31, 2016 and December 31, 2015, the buildings acquired after January 1, 2015 contributed approximately $46.4 million and $14.6 million to NOI, respectively. For the years ended December 31, 2016 and December 31, 2015, the buildings sold after January 1, 2015 contributed approximately $6.8 million and $12.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, and buildings classified as held for sale. It also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our flex/office buildings, redevelopment buildings, and buildings classified as held for sale to net income (loss), see the table on the previous page.

At December 31, 2016 we owned 15 flex/office buildings consisting of approximately 0.9 million square feet and one redevelopment building consisting of approximately 0.3 million square feet that are not included in our same store or acquisitions and dispositions portfolios. These building contributed approximately $4.9 million and $7.7 million to NOI for the years ended December 31, 2016 and December 31, 2015, respectively. Additionally, we earned $0, $0.2 million, $0.2 million, and $0.4 million in corporate sublease rental income and asset management fee income for the years ended December 31, 2016 and December 31, 2015, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $7.2 million or 4.1% for the year ended December 31, 2016 to $181.4 million compared to $174.2 million for the year ended December 31, 2015. The increase was primarily related to an increase of $15.0 million in depreciation and amortization as a result of buildings acquired, net of buildings disposed, which increased the depreciable asset base. Approximately $4.6 million of the increase relates to an increase in general and administrative expenses, primarily related to compensation expense of approximately $3.1 million related to the severance costs of a former executive officer during the year ended December 31, 2016, as well as the 2016 equity grants for employees and independent directors. These increases are partially offset by a decrease of approximately $12.4 million in loss on impairments recorded due to the impairment of 12 buildings for the year ended December 31, 2016 compared to the impairment of 14 buildings for the year ended December 31, 2015.

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

Total other income (expense) increased $46.8 million or 150.3% to a net other income of $15.6 million for the year ended December 31, 2016 compared to a net other expense of $31.1 million for the year ended December 31, 2015. This increase is primarily the result of an increase in the gain on the sales of rental property of approximately $56.8 million due to the sales of 24 buildings, whereas there were six buildings sold during the year ended December 31, 2015. This was partially offset by a loss on extinguishment of debt of approximately $3.3 million for the year ended December 31, 2016, whereas there was no loss on extinguishment of debt during the year ended December 31, 2015. This was also partially offset by an increase in interest expense of approximately $6.8 million related to the increase in total average debt outstanding for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Comparison of year ended December 31, 2015 to the year ended December 31, 2014

Our results of operations are affected by the acquisition and disposition activity during the 2015 and 2014 periods as described below.  The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, and those classified as held for sale on the accompanying Consolidated Balance Sheets. On December 31, 2015 we owned 179 industrial buildings consisting of 35,600,752 square feet, which represented approximately 65.1% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy remained flat at 95.2% as of December 31, 2015 compared to 95.2% as of December 31, 2014.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2015 and December 31, 2014 with respect to the buildings acquired and disposed of after January 1, 2014 and our flex/office buildings.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2015	2014	$	%	2015	2014	2015	2014	2015	2014	$	%
Revenue
Operating revenue
Rental income	$123,257	$122,439	$818	0.7%	$54,048	$18,121	$9,158	$8,910	$186,463	$149,470	$36,993	24.7%
Tenant recoveries	17,948	18,493	(545)	(2.9)%	11,133	2,919	2,585	2,195	31,666	23,607	8,059	34.1%
Other income	92	104	(12)	(11.5)%	27	32	385	603	504	$739	(235)	(31.8)%
Total operating revenue	141,297	141,036	261	0.2%	65,208	21,072	12,128	11,708	218,633	173,816	44,817	25.8%
Expenses
Property	25,942	25,734	208	0.8%	11,968	3,681	4,717	3,973	42,627	33,388	9,239	27.7%
Net operating income (2)	$115,355	$115,302	$53	—%	$53,240	$17,391	$7,411	$7,735	$176,006	$140,428	$35,578	25.3%
Other expenses (income)
General and administrative									28,750	26,396	2,354	8.9%
Property acquisition costs									4,757	4,390	367	8.4%
Depreciation and amortization									110,421	87,703	22,718	25.9%
Loss on impairments									29,272	2,840	26,432	930.7%
Other expenses									1,048	803	245	30.5%
Total other expenses									174,248	122,132	52,116	42.7%
Total expenses									216,875	155,520	61,355	39.5%
Other income (expense)
Interest income									9	15	(6)	(40.0)%
Interest expense									(36,098)	(25,109)	(10,989)	43.8%
Loss on extinguishment of debt									—	(686)	686	(100.0)%
Gain on the sales of rental property, net									4,986	2,799	2,187	78.1%
Total other income (expense)									(31,103)	(22,981)	(8,122)	35.3%
Net loss									$(29,345)	$(4,685)	$(24,660)	526.4%

(1)
Includes flex/office buildings, redevelopment buildings, and buildings classified as held for sale, which are excluded from the same store portfolio. Also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding corporate sublease rental income and asset management fee income, NOI for the total portfolio for the years ended December 31, 2015 and December 31, 2014 was $175.4 million and $139.8 million, respectively. Corporate sublease rental income and asset management fee income are included in rental income and other income, respectively, in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net loss for our total portfolio increased by $24.7 million or 526.4% to net loss of $29.3 million for the year ended December 31, 2015, compared to a net loss of $4.7 million for the year ended December 31, 2014. For a detailed reconciliation of our same store portfolio to net loss, see the table on the previous page.

Same Store Total Operating Revenue

Same store operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

For a detailed reconciliation of our same store portfolio to net loss, see the table on the previous page.

Same store rental income increased by $0.8 million or 0.7% to $123.3 million for the year ended December 31, 2015, compared to $122.4 million for the year ended December 31, 2014. Approximately $3.0 million of the increase was attributable to rental increases due to new leases, and renewals and expansions of existing tenants. These increases were partially offset by an approximately $1.9 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies. Same store rental income also decreased approximately $0.3 million related to an increase in amortization of net above market leases.

Same store tenant recoveries decreased by $0.5 million or 2.9% to $17.9 million for the year ended December 31, 2015, compared to $18.5 million for the year ended December 31, 2014. The decrease was primarily attributable to one building where during the year ended December 31, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to the taxing authority directly. The real estate taxes were payable in arrears, and as such the expense and related recovery recorded for the year ended December 31, 2014 include 24 months of real estate taxes, which attributes to approximately $0.6 million of the decrease in recoveries during the year ended December 31, 2015, in which 12 months of real estate tax recoveries are recorded. Approximately $0.3 million of the decrease is attributable to vacancies, where the tenants had previously been reimbursing us for the related expenses. Approximately $0.4 million of the decrease related to a property where the tenant reimbursed us for deferred repair and maintenance that was necessary upon vacating the space at lease expiration for the year ended December 31, 2014, which did not recur during the year ended December 31, 2015. These decreases were partially offset due to increases in occupancies resulting in an increase in recoveries of $0.4 million, as well as a $0.4 million increase in tenant recoveries related to increases of real estate taxes levied by the related taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio to net loss, see the table on the previous page.

Total same store expenses increased by $0.2 million or 0.8% to $25.9 million for the year ended December 31, 2015, compared to $25.7 million for the year ended December 31, 2014. The increase is primarily due to an increase of approximately $0.7 million due to increased occupancy and increased utility usage and other repairs and maintenance costs at multiple properties, and $0.6 million due to an increase of real estate taxes levied by the related taxing authority. Same store expenses increased approximately $0.3 million in real estate taxes due to vacancies or to changes in lease terms where we began paying the real estate taxes on behalf of a tenant that previously paid its taxes directly. Same store expenses also increased by approximately $0.1 million for bad debt expense recognized for one of our tenants. These increases were partially offset by a decrease of $0.6 million that is primarily attributable to one building where during the year ended December 31, 2014, the tenant’s lease terms changed and we began paying real estate taxes for the tenant who had previously been paying the expense to taxing authority directly. The real estate taxes were payable in arrears, and as such the expense recorded by us for the year ended December 31, 2014 include 24 months of real estate taxes, as compared to the year ended December 31, 2015, in which 12 months of real estate taxes are recorded. As discussed in "Same Store Total Operating Revenue" above, we received reimbursement from the tenant for the full $0.6 million. Approximately $0.3 million of the decrease in tenant recoverable expenses related to changes in lease terms where tenants began paying expenses directly to third parties; therefore, the expenses and related recoveries are no longer recognized by us. Approximately $0.4 million of the decrease related to a property where we performed deferred repair and maintenance for a tenant that was necessary upon vacating the space at lease expiration for the year ended December 31, 2014, which did not recur during the year ended December 31, 2015. Same store expenses also decreased by $0.2 million due to real estate taxes that were reduced or abated by the taxing authority.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions portfolio to net loss, see the table on the previous page.

Subsequent to January 1, 2014, we acquired 92 buildings consisting of approximately 18.0 million square feet, and sold 10 buildings consisting of approximately 1.2 million square feet. For the year ended December 31, 2015 and December 31, 2014, the buildings acquired after January 1, 2014 contributed approximately $51.1 million and $12.7 million to NOI, respectively. For the year ended December 31, 2015 and December 31, 2014, the buildings sold after January 1, 2014 contributed approximately $2.1 million and $4.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, and buildings classified as held for sale. It also includes corporate sublease rental income and asset management fee income, which are separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our flex/office buildings, redevelopment buildings, and buildings classified as held for sale to net loss, see the table on the previous page.

At December 31, 2015 we owned 20 flex/office buildings consisting of approximately 1.1 million square feet that are not included in our same store or acquisitions and dispositions portfolios. These buildings contributed approximately $6.8 million and $7.1 million to NOI for year ended December 31, 2015 and December 31, 2014, respectively. Additionally, we earned $0.2 million, $17,000, $0.4 million, and $0.6 million in corporate sublease rental income and asset management fee income for the year ended December 31, 2015 and December 31, 2014, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and loss on impairments and other expenses.

Total other expenses increased $52.1 million or 42.7% for the year ended December 31, 2015 to $174.2 million compared to $122.1 million for the year ended December 31, 2014. The increase was primarily related to an increase of $22.7 million in depreciation and amortization as a result of the buildings acquired, net of buildings disposed, which increased the depreciable asset base. The increase was also attributable to an increase of $26.4 million in loss on impairments recorded due to the impairment of 14 buildings for the year ended December 31, 2015 compared to the impairment of one building for the year ended December 31, 2014 (as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements). Approximately $2.4 million of the increase relates to an increase in general and administrative expenses, primarily related to non-cash compensation expense related to the 2015 equity grants for employees and independent directors, and other costs attributable to an increased number of employees (54 employees at December 31, 2014 compared to 68 employees at December 31, 2015), primarily salaries and payroll taxes, of approximately $6.3 million. This increase is offset by $3.9 million of severance costs that occurred in 2014 that did not occur in 2015 related to two executives (as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements). Property acquisition costs also increased by approximately $0.4 million due to six more acquisitions for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and other expenses increased by approximately $0.2 million due to increased state income taxes due to additional properties acquired during the year ended December 31, 2015.

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

	Year ended December 31,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2016	2015	2014
Net income (loss)	$35,588	$(29,345)	$(4,685)
Rental property depreciation and amortization	125,182	110,241	87,502
Loss on impairments	16,845	29,272	2,840
Gain on the sales of rental property, net	(61,823)	(4,986)	(2,799)
FFO	$115,792	$105,182	$82,858
Preferred stock dividends	(13,897)	(10,848)	(10,848)
Amount allocated to participating securities	(384)	(385)	(345)
FFO attributable to common stockholders and unit holders	$101,511	$93,949	$71,665

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2016	2015	2014
Net income (loss)	$35,588	$(29,345)	$(4,685)
Asset management fee income	(210)	(379)	(598)
General and administrative	33,395	28,750	26,396
Property acquisition costs	4,567	4,757	4,390
Depreciation and amortization	125,444	110,421	87,703
Interest income	(10)	(9)	(15)
Interest expense	42,923	36,098	25,109
Loss on impairments	16,845	29,272	2,840
Loss on extinguishment of debt	3,261	—	686
Other expenses	1,149	1,048	803
Gain on the sales of rental property, net	(61,823)	(4,986)	(2,799)
Corporate sublease rental income	—	(187)	(17)
Net operating income	$201,129	$175,440	$139,813
Cash Flows
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table summarizes our cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2016	2015	$	%
Net cash provided by operating activities	$135,423	$121,707	$13,716	11.3%
Net cash used in investing activities	$347,112	$372,038	$(24,926)	(6.7)%
Net cash provided by financing activities	$211,870	$238,464	$(26,594)	(11.2)%

Net cash provided by operating activities increased $13.7 million to $135.4 million for the year ended December 31, 2016, compared to $121.7 million for the year ended December 31, 2015. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2015, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred during the years ended December 31, 2016 and December 31, 2015, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in our total average indebtedness outstanding.

Net cash used in investing activities decreased by $24.9 million to $347.1 million for the year ended December 31, 2016, compared to $372.0 million for the year ended December 31, 2015. The change was primarily related to the sale of 24 buildings during the year ended December 31, 2016 for net proceeds of approximately $152.1 million, compared to the year ended December 31, 2015 where we sold six buildings for net proceeds of approximately $22.2 million. This was partially offset by an increase in cash paid for the acquisition of 47 buildings during the year ended December 31, 2016 of approximately $467.3 million, compared to the acquisition of 49 buildings during the year ended December 31, 2015 of approximately $377.8 million. Additionally, we had a an increase in cash paid for additions of land and building improvements of approximately $14.2 million, primarily due to a tenant improvements project and the expansion of a building.
Net cash provided by financing activities decreased $26.6 million to $211.9 million for the year ended December 31, 2016, compared to $238.5 million for the year ended December 31, 2015. The change is primarily due to a decrease in cash inflow from our unsecured notes of $220.0 million from the issuance of unsecured notes on February 20, 2015 and December 15, 2015. The change is also attributable to an increase of repayment of mortgage notes of $49.9 million, an increase of $5.7 million in offering costs related to the issuance of the Series C Preferred Stock on March 17, 2016 and new at-the-market common stock offering programs on May 13, 2016 and November 8, 2016, the redemption of the 9.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) on November 2, 2016 of $69.0 million, and an increase in dividends and distributions paid of $11.5 million as a result of the increased number of shares and units outstanding as well as a $0.029163 increase in the dividend paid per share during the year ended December 31, 2016 compared to the year ended December 31, 2015. These decreases were offset by the issuance of the Series C Preferred Stock for proceeds of $75.0 million, an increase of net cash inflow of $47.0 million from our unsecured credit facility, and an increase in proceeds from sales of common stock of $207.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following table summarizes our cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2015	2014	$	%
Net cash provided by operating activities	$121,707	$96,676	$25,031	25.9%
Net cash used in investing activities	$372,038	$421,713	$(49,675)	(11.8)%
Net cash provided by financing activities	$238,464	$342,225	$(103,761)	(30.3)%

Net cash provided by operating activities increased $25.0 million to $121.7 million for the year ended December 31, 2015, compared to $96.7 million for the year ended December 31, 2014. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2014, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions that occurred during the years ended December 31, 2015 and December 31, 2014, fluctuations in working capital due to timing of payments and rental receipts, and a higher cash interest paid due to an increase in the our total average indebtedness outstanding and an overall increase in our weighted average interest rate.

Net cash used in investing activities decreased by $49.7 million to $372.0 million for the year ended December 31, 2015, compared to $421.7 million for the year ended December 31, 2014.  The change is primarily attributable to the acquisition of 49 buildings for a total cash consideration of $377.8 million during the year ended December 31, 2015 compared to the acquisition of 43 buildings for a total cash consideration of $420.8 million during the year ended December 31, 2014. The decreased cash consideration for the 2015 acquisitions is due to $26.3 million of the acquisition consideration being in the form of assumed mortgages notes, $22.9 million in the form of issuances of common units of limited partnership, and $0.3 million of contingent consideration.
Net cash provided by financing activities decreased $103.8 million to $238.5 million for the year ended December 31, 2015, compared to $342.2 million for the year ended December 31, 2014.  This is primarily due to a decrease in net cash inflow from our unsecured credit facility of $125.5 million, a decrease in proceeds of sale of common stock of $241.8 million, and an increase in dividends and distributions paid of $21.3 million as a result of the increased number of shares and units outstanding as well as an $0.08 increase in the dividend paid per share during the year ended December 31, 2015 compared to the year ended December 31, 2014. Additionally, repayments of mortgage notes increased by $16.1 million primarily as a result of the immediate repayment of the mortgage notes that were assumed in connection with the acquisition of the Burlington, NJ and Laurens, SC properties. These decreases were offset by an increase of proceeds of $40.0 million from our unsecured notes as a result of the issuance of the $100 million 4.32% Series D 10-year unsecured notes and the $20 million 4.42% Series E 12-year unsecured notes on February 20, 2015 and the $100 million 3.98% Series F 7-year unsecured notes on December 15, 2015. Additionally, we had an increase of net cash inflow of $250.0 million from our unsecured term loans for the year ended December 31, 2015 compared to the year ended December 31, 2014.
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

As of December 31, 2016, we had total immediate liquidity of approximately $430.7 million, comprised of $12.2 million of cash and cash equivalents and $418.5 million of immediate availability on our unsecured credit facility and unsecured term loans.
In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2016. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

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
On November 2, 2016, our board of directors declared the common stock dividend for the months ending January 31, 2017, February 28, 2017 and March 31, 2017 at a monthly rate of $0.116667 per share of common stock. On February 15, 2017, our board of directors declared the common stock dividend for the months ending April 30, 2017, May 31, 2017 and June 30, 2017 at a monthly rate of $0.116667 per share of common stock.

We paid quarterly cumulative dividends on the Series A Preferred Stock, Series B Preferred Stock, and the Series C Preferred Stock (collectively, the "Preferred Stock Issuances") at a rate equivalent to the fixed annual rate of $2.25, $1.65625, and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the year ended December 31, 2016.

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

(1)
On September 26, 2016 our board of directors approved the redemption of the Series A Preferred Stock. On November 2, 2016, we redeemed all of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

(2)	Dividends on the Series C Preferred Stock were accrued and cumulative from and including the issuance date of March 17, 2016 to the first payment date on June 30, 2016.

On February 15, 2017, our board of directors declared the Series B Preferred Stock and the Series C Preferred Stock dividend for the quarter ending March 31, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding
The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2016.

Loan	Principal outstanding as of December 31, 2016 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$28,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	28,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,392)
Total carrying value unsecured term loans	446,608

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,034)
Total carrying value unsecured notes	397,966

Mortgage notes (secured debt):
Union Fidelity Life Insurance Co.	5,384	5.81%	Apr-30-2017	iv
Webster Bank, National Association	2,853	3.66%	May-29-2017	iii
Webster Bank, National Association	3,073	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,043	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	35,320	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	36,892	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,141	5.88%	Feb-1-2018	vi
Wells Fargo, National Association CMBS Loan	56,608	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	4,012	4.78%	Dec-15-2023	iii
Total mortgage notes	164,326
Total unamortized fair market value premiums	112
Less: Total unamortized deferred financing fees and debt issuance costs	(873)
Total carrying value mortgage notes	163,565
Total / weighted average interest rate (4)	$1,036,139	3.75%

(1)
Current interest rate as of December 31, 2016.  At December 31, 2016 , the one-month LIBOR (“L”) was 0.77167%.  The current interest rate is not adjusted to include the amortization of deferred financing fees incurred in obtaining debt or the unamortized fair market value premiums.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable without penalty two months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date; however, can be defeased; (vi) pre-payable without penalty six months prior to the maturity date; and (vii) pre-payable without penalty three months prior to the maturity date; however, can be defeased beginning January 1, 2016.

(3)	The capacity of the unsecured credit facility is currently $450.0 million.

(4)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility as of December 31, 2016 was approximately $418.5 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the our debt covenant compliance.

The Connecticut General Life Insurance Company (“CIGNA”) 1 facility, CIGNA 2 facility and CIGNA 3 facility contain provisions that cross default the loans and cross collateralize the 17 properties held as collateral under each loan. In addition, each of the CIGNA 1 facility, CIGNA 2 facility and CIGNA 3 facility require a 62.5% loan to value (including all acquisition costs) and a debt service coverage ratio of 1.5x, each measured at acquisition, but not as continuing covenants.

The Wells Fargo, National Association CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 24 properties that are collateral for the CMBS loan. Wells Fargo, National Association had the right to securitize any portion or the entire CMBS loan in a single asset securitization or a pooled loan securitization, which it completed on December 19, 2012. The Operating Partnership guarantees the obligations under the CMBS loan.
The chart below details our debt capital structure as of December 31, 2016.

Debt Capital Structure	December 31, 2016
Total principal outstanding (in thousands)	$1,042,326
Weighted average duration (years)	5.6
% Secured debt	15.8%
% Debt maturing next 12 months	1.5%
Net Debt to Real Estate Cost Basis (1)	41.0%

(1)
We define Net Debt as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. We define Real Estate Cost Basis as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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
Covenants: Our ability to borrow, maintain borrowings and avoid default under the unsecured credit facility, the unsecured term loans, and unsecured notes is subject to our ongoing compliance with a number of financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•	a maximum secured leverage ratio of not greater than 0.40:1.00;

•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•	a maximum secured recourse debt level of not greater than 0.075:1.00;

•	a minimum fixed charge ratio of not less than 1.50:1.00;

•	a minimum unsecured interest coverage ratio of not less than 1.75:1.00; and

•	a minimum tangible net worth covenant test.
The respective note purchase agreements additionally contain a financial covenant that requires us to maintain a minimum interest coverage ratio of 1.50:1.00.
Pursuant to the terms of our unsecured debt agreements, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2016, we were in compliance with the financial covenants in the credit agreement and loan agreements.
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
Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2016, specifically our obligations under long‑term debt agreements and ground lease agreements.

	Payments by Period
Contractual Obligations (in thousands)(1)(2)	Total	2017	2018-2019	2020-2021	Thereafter
Principal payments(3)	$1,042,326	$18,737	$118,504	$304,109	$600,976
Interest payments—Fixed rate debt (4)	166,940	25,984	40,858	40,080	60,018
Interest payments —Variable rate debt (4)(5)	62,739	13,098	28,193	20,075	1,373
Property lease (4)	4,945	1,064	2,368	1,513	—
Ground leases (4)	8,203	363	748	756	6,336
Other(4)(6)	75	75	—	—	—
Total	$1,285,228	$59,321	$190,671	$366,533	$668,703

(1)
From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for each of the CIGNA facilities also stipulate that general reserve escrows be funded monthly in an amount equal to eight basis points of the principal of the loans outstanding at the time. Additionally, the Wells Fargo, National Association CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was met at December 31, 2016 and the balance at December 31, 2016 was approximately $2.2 million. The funding of these reserves is not included in the table above.

(3)	The total payments do not include unamortized deferred financing fees, debt issuance costs, or fair market value premiums associated with certain loans.

(4)	This is not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $450.0 million current notional amount of our interest rate swaps, as discussed below.

(6)	Amounts relate to a credit monitoring fee paid to the affiliates of Columbus Nova Real Estate Acquisition Group, Inc.

Equity

Preferred Stock

On March 17, 2016, we completed an underwritten public offering of 3,000,000 shares of the 6.875% Series C Preferred Stock, $0.01 par value per share, at a price to the public of $25.00 per share. On November 2, 2016, we redeemed all of the Series A Preferred Stock. The table below sets forth our outstanding preferred stock issuances as of December 31, 2016.

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value Per Share	Interest Rate
Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Preferred Stock Issuances rank on parity with each other and rank senior to our common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series B Preferred Stock and Series C Preferred Stock prior to April 16, 2018 and March 17, 2021, respectively, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control.

Common Stock

The following sets forth our ATM common stock offering program as of December 31, 2016. We may from time to time sell common stock through sales agents under the program.

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2016 (in thousands)
2016 $228 million ATM	November 8, 2016	$228,218	$117,331

The table below sets forth the activity for the ATM common stock offering programs during the three months and year ended December 31, 2016 (in thousands, except share data).

	Three months ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	3,124,700	$22.74	71,069	918	70,151
Total/weighted average	7,888,538	$23.07	$181,956	$2,468	$179,488

(1)	This program ended before December 31, 2016.

	Year ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	171,782	2,429	169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	This program ended before December 31, 2016.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2016, we owned approximately 95.7% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.3%.

Non-cash Compensation Expense

We recorded approximately $7.8 million in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016 for the amortization of our equity incentive plan, excluding severance costs and board of directors' compensation. The following table summarizes the expected amortization of our unrecognized compensation expense over the next five years related to all existing equity awards as of December 31, 2016.

Year	Future Amortization of Non-cash Compensation Expense (in thousands)
2017	$6,902
2018	$3,215
2019	$1,646
2020	$340
2021	$113

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2016, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

We recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss), which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that are not designated as hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense.

We have established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade at swap inception from Moody’s Investor Services, Standard & Poor’s, or Fitch Ratings or other nationally recognized rating agencies.

The following table details our outstanding interest rate swaps as of December 31, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$5	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$21	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$26	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$131	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(274)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(154)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(378)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$217	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$421	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$292	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$207	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$123	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(16)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(18)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,240)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$4	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(50)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(133)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(175)	2.5300%	One-month L	Mar-31-2022

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of December 31, 2016, the fair values of 13 of the 23 of our interest rate swaps were in an asset position of approximately $1.5 million and 10 interest rate swaps were in a liability position of approximately $2.5 million, excluding any adjustment for nonperformance risk related to these agreements.

As of December 31, 2016, we had $478.0 million of variable rate debt. As of December 31, 2016, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, our weighted average lease term is approximately 4.2 years and, on average, approximately 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, we have long term liabilities averaging approximately 5.6 years when excluding our unsecured credit facility. Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements
As of December 31, 2016, we had no material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2016, we had $478.0 million of outstanding variable rate debt, all of which, with the exception of $28.0 million of our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $28.0 million on the unsecured credit facility (the portion outstanding at December 31, 2016 not fixed by interest rate swaps) for the year ended December 31, 2016, our interest expense would have increased by approximately $0.3 million for the year ended December 31, 2016.

As of December 31, 2016, approximately $564.3 million of our consolidated borrowings bore interest at fixed rates (excluding $450.0 million of swapped interest rates), as shown in the future principal debt payment table below (dollars in thousands):

Debt	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate	$18,737	$88,578	$1,926	$2,006	$2,103	$450,976	$564,326	$565,190
Average interest rate on fixed rate debt	5.03%	6.04%	4.34%	4.34%	4.34%	4.42%	4.69%	—
Variable rate(1)	—	—	28,000	150,000	150,000	150,000	478,000	478,000
Total debt	$18,737	$88,578	$29,926	$152,006	$152,103	$600,976	$1,042,326	$1,043,190

(1)	Variable interest rate debt includes the $450.0 million variable rate debt that has been swapped to a fixed rate.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. We concluded that the amounts were not material to any of our previously issued consolidated financial statements. Accordingly, we revised these balances in the Consolidated Financial Statements submitted in a separate section of this report as of and for the years ended December 31, 2015 and December 31, 2014. Other periods that have been revised, including the three and nine months ended September 30, 2016, three and six months ended June 30, 2016 and the three months ended March 31, 2016 will appear in future filings and are included below (unaudited, in thousands, except for per share data). Additionally, the tables below reflect our selected quarterly information for the three months ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, and the effects of this revision on those periods (unaudited, in thousands, except for per share data). Selected quarterly information for the three months ended December 31, 2016 is also presented (unaudited, in thousands, except for per share data).

Selected Interim Financial Information	Three months ended December 31, 2016
Total revenue	$66,534
Net income	$33,067
Net income attributable to common stockholders	$28,608
Net income per share attributable to common stockholders — basic and diluted	$0.38

Effect of Revision As of and For the Three and Nine Months Ended September 30, 2016	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet, September 30, 2016
Total equity	$933,942	$4,071	$938,013

Consolidated Statement of Operations, Three Months Ended September 30, 2016
Total revenue	$62,595	$—	$62,595
Depreciation and amortization	$32,020	$(531)	$31,489
Total expenses	$53,138	$(531)	$52,607
Net income (loss)	$(401)	$531	$130
Net income (loss) attributable to STAG Industrial, Inc.	$(185)	$505	$320
Net loss attributable to common stockholders	$(4,281)	$505	$(3,776)
Net loss per share attributable to common stockholders — basic and diluted	$(0.06)	$0.01	$(0.05)

Consolidated Statement of Operations, Nine Months Ended September 30, 2016
Total revenue	$183,709	$—	$183,709
Depreciation and amortization	$93,318	$(1,593)	$91,725
Total expenses	$170,564	$(1,593)	$168,971
Net income	$928	$1,593	$2,521
Net income attributable to STAG Industrial, Inc.	$1,433	$1,512	$2,945
Net loss attributable to common stockholders	$(9,770)	$1,512	$(8,258)
Net loss per share attributable to common stockholders — basic and diluted	$(0.14)	$0.02	$(0.12)

Consolidated Statement of Comprehensive Income (Loss), Three Months Ended September 30, 2016
Comprehensive income	$2,462	$531	$2,993

Consolidated Statement of Comprehensive Income (Loss), Nine Months Ended September 30, 2016
Comprehensive loss	$(13,100)	$1,593	$(11,507)

Effect of Revision As of and For the Three and Six Months Ended June 30, 2016	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet, June 30, 2016
Total equity	$860,398	$3,540	$863,938

Consolidated Statement of Operations, Three Months Ended June 30, 2016
Total revenue	$60,242	$—	$60,242
Depreciation and amortization	$31,018	$(531)	$30,487
Total expenses	$62,660	$(531)	$62,129
Net loss	$(10,472)	$531	$(9,941)
Net loss attributable to STAG Industrial, Inc.	$(9,727)	$504	$(9,223)
Net loss attributable to common stockholders	$(13,823)	$504	$(13,319)
Net loss per share attributable to common stockholders — basic and diluted	$(0.20)	$—	$(0.20)

Consolidated Statement of Operations, Six Months Ended June 30, 2016
Total revenue	$121,114	$—	$121,114
Depreciation and amortization	$61,298	$(1,062)	$60,236
Total expenses	$117,426	$(1,062)	$116,364
Net income	$1,329	$1,062	$2,391
Net income attributable to STAG Industrial, Inc.	$1,616	$1,007	$2,623
Net loss attributable to common stockholders	$(5,492)	$1,007	$(4,485)
Net loss per share attributable to common stockholders — basic and diluted	$(0.08)	$0.01	$(0.07)

Consolidated Statement of Comprehensive Income (Loss), Three Months Ended June 30, 2016
Comprehensive loss	$(15,540)	$531	$(15,009)

Consolidated Statement of Comprehensive Income (Loss), Six Months Ended June 30, 2016
Comprehensive loss	$(15,562)	$1,062	$(14,500)

Effect of Revision As of and For the Three Months Ended March 31, 2016	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet, March 31, 2016
Total equity	$903,510	$3,009	$906,519

Consolidated Statement of Operations, Three Months Ended March 31, 2016
Total revenue	$60,872	$—	$60,872
Depreciation and amortization	$30,280	$(531)	$29,749
Total expenses	$54,766	$(531)	$54,235
Net income	$11,801	$531	$12,332
Net income attributable to STAG Industrial, Inc.	$11,346	$504	$11,850
Net income attributable to common stockholders	$8,334	$504	$8,838
Net income per share attributable to common stockholders — basic and diluted	$0.12	$0.01	$0.13

Consolidated Statement of Comprehensive Income (Loss), Three Months Ended March 31, 2016
Comprehensive income (loss)	$(22)	$531	$509

Effect of Revision For the Three Months Ended December 31, 2015	As Previously Reported	Adjustment	As Revised
Total revenue	$58,887	$—	$58,887
Net loss	$(20,134)	$531	$(19,603)
Net loss attributable to common stockholders	$(21,827)	$505	$(21,322)
Net loss per share attributable to common stockholders — basic and diluted	$(0.32)	$0.01	$(0.31)

Effect of Revision For the Three Months Ended September 30, 2015	As Previously Reported	Adjustment	As Revised
Total revenue	$55,921	$—	$55,921
Net loss	$(4,680)	$531	$(4,149)
Net loss attributable to common stockholders	$(7,128)	$505	$(6,623)
Net loss per share attributable to common stockholders — basic and diluted	$(0.11)	$0.01	$(0.10)

Effect of Revision For the Three Months Ended June 30, 2015	As Previously Reported	Adjustment	As Revised
Total revenue	$52,836	$—	$52,836
Net loss	$(5,228)	$531	$(4,697)
Net loss attributable to common stockholders	$(7,638)	$505	$(7,133)
Net loss per share attributable to common stockholders — basic and diluted	$(0.12)	$0.01	$(0.11)

Effect of Revision For the Three Months Ended March 31, 2015	As Previously Reported	Adjustment	As Revised
Total revenue	$50,989	$—	$50,989
Net loss	$(1,427)	$531	$(896)
Net loss attributable to common stockholders	$(4,042)	$506	$(3,536)
Net loss per share attributable to common stockholders — basic and diluted	$(0.06)	$—	$(0.06)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV.
Item 15.  Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as a part of this report.

2.	Financial Statement Schedules

The financial statement schedules required by this Item are filed with this report and listed in the accompanying Index to Consolidated Financial Statements on page F-1. All other financial statement schedules are not applicable.

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)
4.3	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (8)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (9)
10.5	2011 Equity Incentive Plan (10)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (11)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (12)*
10.8	2015 Outperformance Program (13)*
10.9	Form of LTIP Unit Agreement (10)*

Exhibit Number	Description of Document
10.10	Form of Performance Award Agreement (1)*
10.11	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (14)*
10.12	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (11)*
10.13	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (6)*
10.14	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (6)*
10.15	Executive Employment Agreement with David G. King, dated April 20, 2011 (6)*
10.16	Executive Employment Agreement with Peter S. Fearey, dated February 25, 2016 (1)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (17)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (6)
10.19	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended (18)
10.20
Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.21
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.22
Second Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.23
Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.24
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.25	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (22)
10.26	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (19)
10.27	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.28	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (19)
10.29	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.30	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
12.1	Computation of ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 8, 2011.

(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on April 11, 2013.

(5)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on March 10, 2016.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2011.

(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on November 2, 2011.

(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2013.

(9)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on March 18, 2016.

(10)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.

(11)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on May 6, 2013.

(12)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(13)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on January 15, 2015.

(14)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.

(15)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on May 16, 2014.

(16)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.

(17)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.

(18)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2014.

(19)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 19, 2014.

(20)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2015.

(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 27, 2016.

(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 22, 2014.

(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 4, 2015.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 16, 2017
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

Date	Signature	Title

February 16, 2017	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 16, 2017	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 16, 2017	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 16, 2017	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 16, 2017	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 16, 2017	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 16, 2017	/s/ Hans S. Weger	Director
Hans S. Weger

February 16, 2017	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)
William R. Crooker

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of STAG Industrial, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of STAG Industrial, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2017

Part I. Financial Information
Item 1.  Financial Statements
STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Rental Property:
Land	$272,162	$228,919
Buildings and improvements, net of accumulated depreciation of $187,413 and $147,917, respectively	1,550,141	1,334,776
Deferred leasing intangibles, net of accumulated amortization of $237,456 and $200,758, respectively	294,533	276,272
Total rental property, net	2,116,836	1,839,967
Cash and cash equivalents	12,192	12,011
Restricted cash	9,613	8,395
Tenant accounts receivable, net	25,223	21,478
Prepaid expenses and other assets	20,821	18,064
Interest rate swaps	1,471	1,867
Total assets	$2,186,156	$1,901,782
Liabilities and Equity
Liabilities:
Unsecured credit facility	$28,000	$56,000
Unsecured term loans, net	446,608	296,618
Unsecured notes, net	397,966	397,720
Mortgage notes, net	163,565	229,910
Accounts payable, accrued expenses and other liabilities	35,389	25,662
Interest rate swaps	2,438	3,766
Tenant prepaid rent and security deposits	15,195	14,628
Dividends and distributions payable	9,728	8,234
Deferred leasing intangibles, net of accumulated amortization of $10,450 and $8,536, respectively	20,341	11,387
Total liabilities	1,119,230	1,043,925
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series A, no shares issued and outstanding at December 31, 2016 and 2,760,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2015	—	69,000
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2016 and December 31, 2015	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2016 and no shares issued and outstanding at December 31, 2015	75,000	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 80,352,304 and 68,077,333 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	804	681
Additional paid-in capital	1,293,706	1,017,397
Common stock dividends in excess of earnings	(410,978)	(332,271)
Accumulated other comprehensive loss	(1,496)	(2,350)
Total stockholders’ equity	1,027,036	822,457
Noncontrolling interest	39,890	35,400
Total equity	1,066,926	857,857
Total liabilities and equity	$2,186,156	$1,901,782
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2016	2015	2014
Revenue
Rental income	$212,741	$186,463	$149,470
Tenant recoveries	37,107	31,666	23,607
Other income	395	504	739
Total revenue	250,243	218,633	173,816
Expenses
Property	48,904	42,627	33,388
General and administrative	33,395	28,750	26,396
Property acquisition costs	4,567	4,757	4,390
Depreciation and amortization	125,444	110,421	87,703
Loss on impairments	16,845	29,272	2,840
Other expenses	1,149	1,048	803
Total expenses	230,304	216,875	155,520
Other income (expense)
Interest income	10	9	15
Interest expense	(42,923)	(36,098)	(25,109)
Loss on extinguishment of debt	(3,261)	—	(686)
Gain on the sales of rental property, net	61,823	4,986	2,799
Total other income (expense)	15,649	(31,103)	(22,981)
Net income (loss)	$35,588	$(29,345)	$(4,685)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	1,069	(1,962)	(992)
Net income (loss) attributable to STAG Industrial, Inc.	$34,519	$(27,383)	$(3,693)
Less: preferred stock dividends	13,897	10,848	10,848
Less: amount allocated to participating securities	384	385	345
Net income (loss) attributable to common stockholders	$20,238	$(38,616)	$(14,886)
Weighted average common shares outstanding — basic	70,637,185	66,307,972	54,086,345
Weighted average common shares outstanding — diluted	70,852,548	66,307,972	54,086,345
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.29	$(0.58)	$(0.28)
Net income (loss) per share attributable to common stockholders — diluted	$0.29	$(0.58)	$(0.28)
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$35,588	$(29,345)	$(4,685)
Other comprehensive income (loss):
Income (loss) on interest rate swaps	898	(1,956)	(4,197)
Other comprehensive income (loss)	898	(1,956)	(4,197)
Comprehensive income (loss)	36,486	(31,301)	(8,882)
Net (income) loss attributable to noncontrolling interest after preferred stock dividends	(1,069)	1,962	992
Other comprehensive (income) loss attributable to noncontrolling interest	(44)	95	268
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$35,373	$(29,244)	$(7,622)
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive income (loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Balance, December 31, 2013	$139,000	44,764,377	$447	$577,039	$(116,877)	$3,440	$603,049	$71,515	$674,564
Proceeds from sales of common stock	—	14,406,376	144	316,548	—	—	316,692	—	316,692
Offering costs	—	—	—	(8,899)	—	—	(8,899)	—	(8,899)
Issuance of restricted stock, net	—	101,412	1	(1)	—	—	—	—	—
Issuance of common stock	—	13,446	—	—	—	—	—	—	—
Issuance of equity pursuant to outperformance program	—	43,657	1	(1,491)	—	—	(1,490)	1,015	(475)
Dividends and distributions, net	(10,848)	—	—	—	(71,491)	—	(82,339)	(4,361)	(86,700)
Non-cash compensation	—	—	—	1,924	—	—	1,924	5,355	7,279
Redemption of common units to common stock	—	5,105,584	51	54,681	—	—	54,732	(54,732)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(1,701)	(1,701)
Rebalancing of noncontrolling interest	—	—	—	(11,550)	—	—	(11,550)	11,550	—
Other comprehensive loss	—	—	—	—	—	(3,929)	(3,929)	(268)	(4,197)
Net loss	10,848	—	—	—	(14,541)	—	(3,693)	(992)	(4,685)
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,251	$(202,909)	$(489)	$864,497	$27,381	$891,878
Proceeds from sales of common stock	—	3,456,403	35	74,857	—	—	74,892	—	74,892
Offering costs	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Issuance of restricted stock, net	—	79,384	1	(1)	—	—	—	—	—
Issuance of common stock	—	15,870	—	—	—	—	—	—	—
Dividends and distributions, net	(10,848)	—	—	—	(91,131)	—	(101,979)	(4,772)	(106,751)
Non-cash compensation	—	—	—	2,805	—	—	2,805	4,774	7,579
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	22,853	22,853
Rebalancing of noncontrolling interest	—	—	—	11,712	—	—	11,712	(11,712)	—
Other comprehensive loss	—	—	—	—	—	(1,861)	(1,861)	(95)	(1,956)
Net loss	10,848	—	—	—	(38,231)	—	(27,383)	(1,962)	(29,345)
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Proceeds from sales of common stock	—	12,090,038	121	282,548	—	—	282,669	—	282,669
Issuance of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(6,928)	—	—	(6,928)	—	(6,928)
Issuance of restricted stock, net	—	99,968	1	(1)	—	—	—	—	—
Issuance of common stock	—	16,473	—	—	—	—	—	—	—
Dividends and distributions, net	(13,897)	—	—	—	(99,329)	—	(113,226)	(5,707)	(118,933)
Non-cash compensation	—	—	—	3,691	—	—	3,691	6,084	9,775
Redemption of series A preferred stock	(69,000)	—	—	—	—	—	(69,000)	—	(69,000)
Redemption of common units to common stock	—	68,492	1	616	—	—	617	(617)	—
Rebalancing of noncontrolling interest	—	—	—	(3,617)	—	—	(3,617)	3,617	—
Other comprehensive income	—	—	—	—	—	854	854	44	898
Net income	13,897	—	—	—	20,622	—	34,519	1,069	35,588
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$35,588	$(29,345)	$(4,685)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,444	110,421	87,703
Loss on impairments	16,845	29,272	2,840
Non-cash portion of interest expense	1,632	1,262	1,337
Intangible amortization in rental income, net	6,213	8,526	6,253
Straight-line rent adjustments, net	(1,817)	(3,134)	(3,347)
Dividends on forfeited equity compensation	3	25	128
Loss on extinguishment of debt	3,261	—	686
Gain on the sales of rental property, net	(61,823)	(4,986)	(2,799)
Non-cash compensation expense	9,729	7,578	7,314
Change in assets and liabilities:
Tenant accounts receivable, net	(1,435)	(1,334)	435
Restricted cash	(365)	(40)	(127)
Prepaid expenses and other assets	(4,580)	(3,155)	(2,588)
Accounts payable, accrued expenses and other liabilities	6,161	3,469	1,018
Tenant prepaid rent and security deposits	567	3,148	2,508
Total adjustments	99,835	151,052	101,361
Net cash provided by operating activities	135,423	121,707	96,676
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(377,559)	(291,949)	(333,983)
Additions of land and building and improvements	(30,485)	(16,329)	(11,891)
Acquisitions of other assets	(158)	(565)	—
Proceeds from sales of rental property, net	152,079	22,163	12,980
Restricted cash	(853)	(1,449)	27
Acquisition deposits, net	(560)	1,420	(2,020)
Acquisitions of deferred leasing intangibles	(89,576)	(85,329)	(86,826)
Net cash used in investing activities	(347,112)	(372,038)	(421,713)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	75,000	—	—
Redemption of series A preferred stock	(69,000)	—	—
Redemption of common units for cash	—	(64)	(1,701)
Proceeds from unsecured credit facility	513,000	300,750	426,500
Repayment of unsecured credit facility	(541,000)	(375,750)	(376,000)
Proceeds from unsecured term loans	150,000	150,000	200,000
Repayment of unsecured term loans	—	—	(300,000)
Proceeds from unsecured notes	—	220,000	180,000
Repayment of mortgage notes	(70,444)	(20,571)	(4,463)
Settlement of forward swap contracts	—	—	(358)
Payment of loan fees and costs	(715)	(3,672)	(4,431)
Payment of loan prepayment fees and costs	(3,278)	—	—
Dividends and distributions	(117,441)	(105,892)	(84,640)
Proceeds from sales of common stock	282,669	74,892	316,692
Offering costs	(6,921)	(1,229)	(8,899)
Withholding taxes for settlement of outperformance program	—	—	(475)
Net cash provided by financing activities	211,870	238,464	342,225
Increase (decrease) in cash and cash equivalents	181	(11,867)	17,188
Cash and cash equivalents—beginning of period	12,011	23,878	6,690
Cash and cash equivalents—end of period	$12,192	$12,011	$23,878
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$39,367	$32,440	$22,675
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred lease intangibles	$—	$22,853	$—
Contingent consideration for acquisition of land and building and improvements	$—	$(216)	$—
Contingent consideration for acquisition of deferred leasing intangibles	$—	$(84)	$—
Contingent consideration liability acquired	$—	$300	$—
Additions to building and other capital improvements	$(1,175)	$(565)	$—
Transfer of other assets to building and other capital improvements	$—	$565	$—
Acquisitions of land and buildings and improvements	$(3,572)	$(38,339)	$(3,743)
Acquisitions of deferred leasing intangibles	$(1,008)	$(11,199)	$(593)
Partial disposal of building due to involuntary conversion of building	$779	$—	$—
Investing other receivables due to involuntary conversion of building	$(779)	$—	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,455)	$(182)	$(1,716)
Additions to building and other capital improvements from non-cash compensation	$(18)	$—	$—
Assumption of mortgage notes	$4,037	$26,267	$4,198
Fair market value adjustment to mortgage notes acquired	$75	$418	$138
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$26	$24	$(84)
Dividends and distributions declared but not paid	$9,728	$8,234	$7,355
The accompanying notes are an integral part of these financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2016 and December 31, 2015, the Company owned a 95.7% and 95.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2016, the Company owned 314 buildings in 37 states with approximately 60.9 million rentable square feet (square feet unaudited herein and throughout Notes), consisting of 243 warehouse/distribution buildings, 54 light manufacturing buildings, 16 flex/office buildings, and one building in redevelopment. The Company’s buildings were approximately 94.7% leased to 275 tenants as of December 31, 2016.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2016, the Company identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. The Company concluded that the amounts were not material to any of its previously issued consolidated financial statements. Accordingly, the Company revised these balances in the accompanying consolidated financial statements as of and for the years ended December 31, 2015 and December 31, 2014 as outlined below. These adjustments do not impact the Company’s cash balances for any of the reporting periods. The effects of this revision to the consolidated financial statements are as follows (in thousands, except for per share data).

Effect of Revision As of and For the Year Ended December 31, 2015	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet, December 31, 2015
Building and improvements, net of accumulated depreciation	$1,332,298	$2,478	$1,334,776
Total assets(1)	$1,899,304	$2,478	$1,901,782
Total equity	$855,379	$2,478	$857,857

Consolidated Statement of Operations, Year Ended December 31, 2015
Depreciation and amortization	$112,545	$(2,124)	$110,421
Total expenses	$218,999	$(2,124)	$216,875
Net loss	$(31,469)	$2,124	$(29,345)
Net loss attributable to STAG Industrial, Inc.	$(29,403)	$2,020	$(27,383)
Net loss attributable to common stockholders	$(40,636)	$2,020	$(38,616)
Loss per share attributable to common stockholders — basic and diluted	$(0.61)	$0.03	$(0.58)

Consolidated Statement of Comprehensive Income (Loss), Year Ended December 31, 2015
Comprehensive loss	$(33,425)	$2,124	$(31,301)

(1)
The as previously reported balance for total assets has been retrospectively adjusted to include the effect of the change in accounting principle for the adoption of ASU 2015-03, as discussed in "New Accounting Pronouncements" below.

Effect of Revision As of and For the Year Ended December 31, 2014	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet, December 31, 2014
Total assets(1)	$1,623,448	$354	$1,623,802
Total equity	$891,524	$354	$891,878

Consolidated Statement of Operations, Year Ended December 31, 2014
Depreciation and amortization	$88,057	$(354)	$87,703
Total expenses	$155,874	$(354)	$155,520
Net loss	$(5,039)	$354	$(4,685)
Net loss attributable to STAG Industrial, Inc.	$(4,025)	$332	$(3,693)
Net loss attributable to common stockholders	$(15,218)	$332	$(14,886)
Loss per share attributable to common stockholders — basic and diluted	$(0.28)	$—	$(0.28)

Consolidated Statement of Comprehensive Income (Loss), Year Ended December 31, 2014
Comprehensive loss	$(9,236)	$354	$(8,882)

(1)
The as previously reported balance for total assets has been retrospectively adjusted to include the effect of the change in accounting principle for the adoption of ASU 2015-03, as discussed in "New Accounting Pronouncements" below.

New Accounting Pronouncements

In January of 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to materially impact the Company’s consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted, and should be applied prospectively on or after the effective date. Upon the adoption of ASU 2017-01, it is expected that the majority of the Company's acquisitions will be accounted for as asset acquisitions, whereas under the current guidance the majority of the Company's acquisitions have been accounted for as business combinations. The most significant difference between the two accounting models that will impact the Company's consolidated financial statements is that in an asset acquisition, property acquisition costs are generally a component of the consideration transferred to acquire a group of assets and are capitalized as a component of the cost of the assets, whereas in a business combination, property acquisition costs are expensed and not included as part of the consideration transferred. The Company plans to adopt this standard effective January 1, 2018.

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. Upon the adoption of ASU 2016-18, the Company will reconcile both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows, whereas under the current guidance the Company explains the changes during the period for cash and cash equivalents only.

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective July 1, 2016, and the effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was an increase in net cash provided by operating activities of approximately $2.0 million for the six months ended June 30, 2016 and a corresponding increase in net cash used in financing activities for the six months ended June 30, 2016 related to the payment of loan prepayment fees and costs.

In March of 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company has elected to early adopt this standard effective January 1, 2016. As a result, the Company's policy is to recognize forfeitures in the period which they occur, whereas the former guidance required the Company to estimate expected forfeitures. The adoption of this standard did not have a material effect on the consolidated financial statements.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 supersedes the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee, which will result in the recording of a right of use asset and the related lease liability. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and expects to adopt the standard effective January 1, 2019.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In August of 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company adopted this standard effective for the annual period ended December 31, 2016 and this standard did not have a material effect on the consolidated financial statements.

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of the Company's revenues, are a specific scope exception, certain of the Company's revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed above) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The Company is in the process of evaluating the significance of the difference in the recognition pattern that would result from this change. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. The Company has not decided which method of adoption it will use. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations, and expects that it will adopt the standard effective January 1, 2018.

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

The Company capitalizes costs directly and indirectly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred and depreciated commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company's unsecured indebtedness during the period.

For properties classified as held for sale, the Company ceases depreciating and amortizing the rental property and values the rental property at the lower of depreciated and amortized cost or fair value, less costs to dispose. The Company presents those properties classified as held for sale with any qualifying assets and liabilities associated with those properties as held for sale in the accompanying Consolidated Balance Sheets.

The Company allocates the purchase price of business combinations of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The above and below market lease values are amortized into rental income over the remaining term plus the terms of bargain renewal options or assumed exercise of early termination options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company's evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of deferred leasing intangibles, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships or assumed exercise of early termination options for in-place lease intangibles) as increases or decreases to depreciation and amortization expense. If a tenant terminates its lease, the unamortized portion of above and below market leases is accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation or amortization expense over the shortened lease term.

The purchase price allocated to deferred leasing intangible assets are included in rental property on the accompanying Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in deferred leasing intangibles on the accompanying Consolidated Balance Sheets under the liabilities section.

In determining the fair value of the debt assumed, the Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on a current market rate. The associated fair market value debt adjustment is amortized through interest expense over the life of the debt on a basis which approximates the effective interest method.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Depreciation and amortization expense is computed using the straight-line method based on the following lives.

Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease
Above and below market leases and other deferred leasing intangibles	Terms of the related lease plus terms of bargain renewal options or assumed exercise of early termination options
Tenant relationships	Terms of the related lease plus estimated renewal period
Assumed debt fair value premium/discount	Terms of the related loan

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of $2.6 million, $17.9 million, $0, respectively, for the year ended December 31, 2016 and $1.2 million, $10.3 million, $0.8 million, respectively, for the year ended December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Company maintains cash and cash equivalents in United States banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts, and mitigates this risk by using nationally recognized banking institutions.

Restricted Cash

Restricted cash may include tenant security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage loan agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end.

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of approximately $0.2 million and $0.1 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of December 31, 2016 and December 31, 2015, the Company had accrued rental income of approximately $18.4 million and $16.1 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues. As of December 31, 2016 and December 31, 2015, the Company had an allowance on accrued rental income of $0 and $0, respectively.

As of December 31, 2016 and December 31, 2015, the Company had approximately $9.0 million and $6.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2016 and December 31, 2015, the Company had approximately $5.4 million and $4.1 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2016 and December 31, 2015, the Company's total liability associated with these lease security deposits was approximately $5.8 million and $4.5 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Deferred Costs

Deferred financing fees and debt issuance costs include costs incurred in obtaining debt that are capitalized and are presented as a direct deduction from the carry amount of the associated debt liability that is not a line-of-credit arrangement on the accompanying Consolidated Balance Sheets. Deferred financing fees and debt issuance costs related to line-of-credit arrangements are presented as an asset in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The deferred financing fees and debt issuance costs are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees and debt issuance costs are removed from the books upon maturity of the underlying debt.

Leasing commissions include commissions, compensation costs of leasing personnel, and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commission are capitalized and amortized over the terms of the related leases (and bargain renewal terms or assumed exercise of early termination options) using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2016.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, the Company's distributions include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment.

The Company paid approximately $5.2 million ($1.88125 per share), $6.2 million ($2.25 per share) and $6.2 million ($2.25 per share) of the 9.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") dividends for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, that were treated as ordinary income for tax purposes.

The Company paid approximately $4.6 million ($1.65625 per share), $4.6 million ($1.65625 per share) and $4.6 million ($1.65625 per share) of the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") dividends for the years ended December 31, 2016 and December 31, 2015, and December 31, 2014, respectively, that were treated as ordinary income for tax purposes.

The Company paid approximately $4.1 million ($1.355905 per share) of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") dividends for the year ended December 31, 2016 that were treated as ordinary income for tax purposes

The tax treatment of common dividends per share for federal income tax purposes is as follows.

	Year ended December 31,
	2016		2015		2014
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.944038	68.0%	$0.777244	57.2%	$0.843245	65.9%
Return of capital	0.445125	32.0%	0.582756	42.8%	0.436755	34.1%
Total (1)	$1.389163	100.0%	$1.36000	100.0%	$1.280000	100.0%

(1)
The December 2014 monthly common stock dividend of $0.11 per share was included in the stockholder’s 2015 tax year. The December 2015 monthly common stock dividend of $0.115 per share was included in the stockholder’s 2016 tax year. The December 2016 monthly common stock dividend of $0.115833 per share will be included in the stockholder’s 2017 tax year.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

All current leases are classified as operating leases and rental income is recognized on a straight-line basis over the term of the lease (and expected bargain renewal terms or assumed exercise of early termination options) when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to accrued rental income. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred.

The Company earns revenue from asset management fees, which are included on the accompanying Consolidated Statements of Operations in other income. The Company recognizes revenue from asset management fees when the related fees are earned and are realized or realizable.

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant is responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $10.9 million for the year ended December 31, 2016, $10.2 million for the year ended December 31, 2015, and $10.2 million for the year ended December 31, 2014. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

On December 21, 2016, the tenant at the Golden, CO property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective December 31, 2017 and required the tenant to pay a termination fee of approximately $0.9 million. The termination fee is being recognized on a straight-line basis from December 21, 2016 through the relinquishment of the space on December 31, 2017. The termination fee income of approximately $0.1 million is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.

On October 20, 2015, the tenant at the Dayton, OH property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective October 31, 2016 and required the tenant to pay a termination fee of approximately $0.2 million. The termination fee was being recognized on a straight-line basis from October 20, 2015 through the relinquishment of the space on October 31, 2016. On August 29, 2016, the Company sold the Dayton, OH property to an unaffiliated third party and recognized the remaining unamortized termination fee. The termination fee income of approximately $0.2 million and $0.1 million is included in rental income on the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015, respectively.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

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

On October 29, 2014, the Company entered into a lease termination agreement with the tenant located at the Tavares, FL building. The agreement provided that the tenant’s lease terminated effective December 30, 2014 and required the tenant to pay a termination fee of approximately $2.4 million including reimbursement of costs related to the sale of the property, which is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2014.

Gain on the Sales of Rental Property, net

The timing of the recognition of gain on the sales of rental property, net is measured against various criteria related to the terms of the transaction and continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Incentive and Equity-Based Employee Compensation Plans

The Company grants equity-based compensation awards to its employees and directors in the form of restricted shares of common stock, LTIP units, outperformance programs, and performance units. See Notes 6, 7 and 8 for further discussion of restricted shares of common stock, LTIP units, and the outperformance programs and performance units, respectively. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. On June 24, 2016, the Operating Partnership, through its wholly owned subsidiary, transferred a vacant land parcel located in Burlington, NJ to the Company's TRS. On August 25, 2015, the Company's TRS acquired two vacant land parcels in connection with the Libertyville, IL acquisition. The Company's TRS recognized a net loss of approximately $0.1 million and $25,000, for the years ended December 31, 2016 and December 31, 2015, respectively, which has been included on the accompanying Consolidated Statements of Operations. The TRS did not have any activity during the year ended December 31, 2014.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles net income (loss) to taxable income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year ended December 31,
Reconciliation of Net Income (Loss) to Taxable Income (in thousands)	2016	2015	2014
Net income (loss)	$35,588	$(29,345)	$(4,685)
Book/tax differences from depreciation and amortization	66,763	60,959	49,672
Above/below market lease amortization	6,213	8,526	6,253
Loss on impairments	16,845	29,272	2,840
Book/tax difference on termination income	678	(1,815)	1,994
Book/tax difference on property acquisition costs	4,498	4,400	4,279
Loss on extinguishment of debt	(17)	—	686
Book/tax difference on accrued bonus payment	1,170	(337)	941
Book/tax difference on bad debt expense	83	2	104
Book/tax difference on non-cash compensation	7,188	4,662	4,706
Book/tax difference on gain on the sales of rental property, net	(53,580)	(10,653)	(4,695)
Straight-line rent adjustments, net	(2,495)	(3,405)	(3,255)
Book/tax difference on non-cash portion of interest expense	1,631	1,266	979
Book/tax difference on prepaid rent of Sec. 467 leases	(274)	1,887	—
Other book/tax differences, net	284	180	78
Loss attributable to noncontrolling interest	(4,069)	(3,011)	(3,414)
Taxable income subject to distribution requirement(1)	$80,506	$62,588	$56,483

(1)	The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of $1.0 million, $0.9 million and $0.6 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2016, December 31, 2015 and December 31, 2014, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2016 and December 31, 2015.

Rental Property, net (in thousands)	December 31, 2016	December 31, 2015
Land	$272,162	$228,919
Buildings, net of accumulated depreciation of $125,971 and $101,819, respectively	1,408,406	1,234,838
Tenant improvements, net of accumulated depreciation of $28,388 and $26,283, respectively	24,974	23,586
Building and land improvements, net of accumulated depreciation of $33,054 and $19,815, respectively	107,463	74,694
Construction in progress	9,298	1,658
Deferred leasing intangibles, net of accumulated amortization of $237,456 and $200,758, respectively	294,533	276,272
Total rental property, net	$2,116,836	$1,839,967

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2016 and December 31, 2015.

Year ended December 31, 2016
Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	27,882
West Chicago, IL	249,470	1	8,663
Visalia, CA	635,281	1	27,921
Norcross, GA	152,036	1	5,508
Reading, PA	248,000	1	9,594
Charlotte, NC	104,852	1	6,517
Three months ended June 30, 2016	1,389,639	5	58,203
Columbia, SC	185,600	1	7,300
Graniteville, SC	450,000	1	15,675
Fountain Inn, SC	168,087	1	7,025
Langhorne, PA	217,000	2	11,250
Warren, MI	268,000	1	18,700
New Castle, DE	485,987	1	27,500
Westborough, MA	121,700	1	7,885
Cedar Hill, TX	420,000	1	19,100
Forest Park, GA	799,200	2	24,915
Rock Hill, SC	315,520	1	9,850
Gardiner, ME	265,000	1	16,800
Three months ended September 30, 2016	3,696,094	13	166,000
Langhorne, PA	172,647	1	9,500
Grove City, OH	175,512	1	5,400
Olathe, KS	496,373	1	23,194
Houston, TX	223,599	1	13,444
Itasca, IL	202,000	1	20,641
Kenosha, WI	175,052	1	5,975
Oklahoma City, OK	80,400	1	3,400
San Antonio, TX	247,861	1	12,050
Wood Dale, IL	137,607	1	8,565
Hartland, WI	121,050	1	7,400
Earth City, MO	116,783	1	5,450
Spartanburg, SC	572,038	1	20,762
West Columbia, SC	119,852	1	5,725
West Chicago, IL	305,874	5	10,400
DeForest, WI	254,431	1	7,800
Montgomery, AL	332,000	1	8,750
West Chester, OH	269,868	1	11,150
West Columbia, SC	176,400	1	11,850
Brooklyn Park, MN	200,720	1	20,532
East Windsor, CT	126,111	1	7,725
Three months ended December 31, 2016	4,506,178	24	219,713
Year ended December 31, 2016	10,302,665	47	$471,798

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2015
Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Burlington, NJ	503,490	1	$34,883
Greenville, SC	157,500	1	4,800
North Haven, CT	824,727	3	57,400
Three months ended March 31, 2015	1,485,717	5	97,083
Plymouth, MI	125,214	1	6,000
Oakwood Village, OH	75,000	1	4,398
Stoughton, MA	250,213	2	10,675
Oklahoma City, OK	223,340	1	12,135
Clinton, TN	166,000	1	5,000
Knoxville, TN	108,400	1	4,750
Fairborn, OH	258,680	1	9,100
El Paso, TX	126,456	1	9,700
Phoenix, AZ	102,747	1	9,500
Charlotte, NC	123,333	1	7,500
Machesney Park, IL	80,000	1	5,050
Three months ended June 30, 2015	1,639,383	12	83,808
Macedonia, OH	201,519	1	12,192
Novi, MI	125,060	1	8,716
Grand Junction, CO	82,800	1	5,254
Tulsa, OK	175,000	1	13,000
Chattanooga, TN	646,200	3	21,160
Libertyville, IL	287,102	2	11,121
Greer, SC	290,000	4	9,025
Piedmont, SC	400,000	3	12,000
Belvidere, IL	100,000	1	5,938
Conyers, GA	201,403	1	9,880
Three months ended September 30, 2015	2,509,084	18	108,286
Durham, NC	80,600	1	4,200
Charlotte, NC	124,680	1	5,423
Shreveport, LA	420,259	1	11,000
Dayton, OH	205,761	1	8,803
West Allis, WI	241,977	4	9,900
Loudon, TN	104,000	1	5,375
Garland, TX	164,914	1	7,600
Laurens, SC	125,000	1	5,535
Lancaster, PA	240,529	1	9,350
Grand Rapids, MI	301,317	1	9,400
Burlington, NJ	1,048,631	1	61,500
Three months ended December 31, 2015	3,057,668	14	138,086
Year ended December 31, 2015	8,691,852	49	$427,263

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2016 and December 31, 2015, respectively, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2016		Year ended December 31, 2015
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$59,630	N/A	$45,117	N/A
Buildings	283,758	N/A	256,970	N/A
Tenant improvements	8,670	N/A	7,705	N/A
Building and land improvements	29,073	N/A	20,712	N/A
Deferred leasing intangibles - In-place leases	62,533	8.2	58,109	5.6
Deferred leasing intangibles - Tenant relationships	30,446	10.4	31,390	8.0
Deferred leasing intangibles - Above market leases	10,576	9.2	11,135	7.3
Deferred leasing intangibles - Below market leases	(12,971)	8.5	(4,022)	5.2
Above market assumed debt adjustment	(75)	7.2	(418)	1.4
Other assets	158	N/A	565	N/A
Total purchase price	471,798		427,263
Less: Mortgage notes assumed	(4,037)		(26,267)
Less: Contingent consideration	—		(300)	(1)
Net assets acquired	$467,761		$400,696

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

The table below sets forth the results of operations for the years ended December 31, 2016 and December 31, 2015 for the properties acquired during the years ended December 31, 2016 and December 31, 2015, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2016	Year ended December 31, 2015
Revenue	$13,105	$17,879
Property acquisition costs	$4,386	$4,382
Net loss	$3,560	$3,052

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth pro forma information for the years ended December 31, 2016 and December 31, 2015. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands) (1)	Year ended December 31, 2016
Total revenue	$277,811
Net income	$46,139	(2)
Net income attributable to common stockholders	$30,269

Pro Forma (in thousands) (3)	Year ended December 31, 2015
Total revenue	$282,235
Net loss	$42,617	(2)
Net loss attributable to common stockholders	$53,850

(1)
The unaudited pro forma information for the year ended December 31, 2016 is presented as if the properties acquired during the year ended December 31, 2016 had occurred at January 1, 2015, the beginning of the reporting period prior to acquisition.

(2)
The net loss for the year ended December 31, 2016 excludes approximately $4.4 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2016, and the net loss for the year ended December 31, 2015 was adjusted to include these acquisition costs. Net loss for the year ended December 31, 2015 excludes approximately $4.4 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2015.

(3)
The unaudited pro forma information for the year ended December 31, 2015 is presented as if the properties acquired during the year ended December 31, 2016 and the properties acquired during the year ended December 31, 2015 had occurred at January 1, 2015 and January 1, 2014, respectively, the beginning of the reporting period prior to acquisition.

Dispositions

During the year ended December 31, 2016, the Company sold 24 buildings comprised of approximately 4.2 million square feet with a net book value of approximately $90.3 million to third parties. These buildings contributed approximately $11.2 million to revenue (exclusive of termination income and acceleration of straight line rent) and approximately $1.3 million to net income (exclusive of termination income, acceleration of straight line rent, loss on impairments, loss on extinguishment of debt, and gain on the sales of rental property, net) for the year ended December 31, 2016. Net proceeds from the sales of rental property were approximately $152.1 million and the Company recognized a gain on the sales of rental property, net of approximately $61.8 million for the year ended December 31, 2016. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2015, the Company sold six buildings comprised of approximately 0.8 million square feet with a net book value of approximately $17.2 million to third parties. These buildings contributed approximately $2.0 million to revenue (exclusive of termination income and acceleration of straight line rent and above market rent) and approximately $0.8 million to net income (exclusive of loss on impairments, gain on the sales of rental property, net, termination income, and acceleration of straight line rent and lease intangibles) for the year ended December 31, 2015. Net proceeds from the sales of rental property were approximately $22.2 million and the Company recognized a gain on the sales of rental property, net of approximately $5.0 million for the year ended December 31, 2015. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2014, the Company sold four buildings comprised of approximately 0.4 million square feet with a net book value of approximately $10.2 million to third parties. These buildings contributed approximately $1.2 million to revenue (exclusive of termination income and acceleration of straight line rent and above market rent) and approximately $0.2 million to net income (exclusive of gain on the sales of rental property, net, loss on impairments, termination income and acceleration of straight line rent and above market rent) for the year ended December 31, 2014. Net proceeds from the sales of rental property were approximately $13.0 million and the Company recognized a gain on the sales of rental property, net of approximately $2.8 million for the year ended December 31, 2014. All of the dispositions were accounted for under the full accrual method.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Loss on Impairments

The Company regularly reviews its portfolio and identifies properties for potential disposition. The Company reviews its current properties for disposition to realize value created in the portfolio and enhance the quality of the portfolio by disposing of underperforming assets. As a result of this regular review, several properties were tested for impairment due to the change in the Company's estimated hold period of those properties.

The following table summarizes the Company's loss on impairments for assets held and used during the year ended December 31, 2016.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Fairfield, VA	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Mishawaka, IN	1	Market leasing conditions	(3)	Discounted cash flows	(4)
Newark, DE	1	Market leasing conditions		Discounted cash flows	(4)
Seville, OH	2	Market leasing conditions		Discounted cash flows	(4)
Sparks, MD	2	Change in estimated hold period		Discounted cash flows	(4)
Three months ended June 30, 2016						$10,598	$11,231
Boardman, OH	1	Change in estimated hold period		Discounted cash flows	(5)
Holland, MI	1	Change in estimated hold period	(3)	Discounted cash flows	(5)
Pensacola, FL	1	Change in estimated hold period	(3)	Discounted cash flows	(5)
Three months ended December 31, 2016						$4,360	$5,614
Year ended December 31, 2016						$14,958	$16,845

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the year ended December 31, 2016.

(4)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended June 30, 2016: discount rates ranged from 8.5% to 13.0% and exit capitalization rates ranged from 8.5% to 12.0%.

(5)	Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2016: discount rate of 12.0% and exit capitalization rates ranging from 10.0% to 12.0%.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's loss on impairments for assets held and used during the year ended December 31, 2015.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Hazelwood, MO	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Three months ended June 30, 2015						$4,400	$2,645
Canton, OH	1	Change in estimated hold period	(4)	Discounted cash flows	(5)
Jefferson, NC	1	Change in estimated hold period	(3)	Market transactions for comparable properties
Milwaukee, WI	1	Change in estimated hold period	(3)	Market transactions for comparable properties
Three months ended September 30, 2015						6,515	5,733
Canton, OH	1	Change in estimated hold period	(6)	Market transactions for comparable properties	(7)
Cincinnati, OH	1	Change in estimated hold period		Discounted cash flows	(8)
Dayton, OH	1	Change in estimated hold period	(6)	Discounted cash flows	(8)
Gloversville, NY	1	Change in estimated hold period	(6)	Discounted cash flows	(8)
Jackson, MS	1	Change in estimated hold period	(6)	Discounted cash flows	(8)
Jackson, MS	1	Change in estimated hold period	(6)	Discounted cash flows	(8)
Rapid City, SD	1	Change in estimated hold period		Discounted cash flows	(8)
Sergeant Bluff, IA	1	Change in estimated hold period		Discounted cash flows	(8)
Sparks, MD	2	Change in estimated hold period		Discounted cash flows	(8)
Three months ended December 31, 2015						22,238	20,894
Year ended December 31, 2015						$33,153	$29,272

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the year ended December 31, 2015.

(4)	The letter of intent for the property included various contingencies, and was terminated subsequent to September 30, 2015.

(5)	Level 3 inputs used to determine fair value: discount rate of 9.0% and exit capitalization rate of 12.0%

(6)	This property was sold during the year ended December 31, 2016.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Involuntary Conversion

On September 1, 2016 the Company had an involuntary conversion event, and the Company recorded an estimated loss on involuntary conversion of approximately $2.8 million for the year ended December 31, 2016. The Company's insurance policy provides coverage for these losses, and accordingly the loss on involuntary conversion was fully offset by the expected insurance proceeds. As of December 31, 2016, the remaining proceeds receivable from the insurance company are estimated to be approximately $1.4 million, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$70,668	$(32,868)	$37,800	$69,815	$(31,554)	$38,261
Other intangible lease assets	461,321	(204,588)	256,733	407,215	(169,204)	238,011
Total deferred leasing intangible assets	$531,989	$(237,456)	$294,533	$477,030	$(200,758)	$276,272

Below market leases	$30,791	$(10,450)	$20,341	$19,923	$(8,536)	$11,387
Total deferred leasing intangible liabilities	$30,791	$(10,450)	$20,341	$19,923	$(8,536)	$11,387

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2016	2015	2014
Net decrease to rental income related to above and below market lease amortization	$6,213	$8,526	$6,254
Amortization expense related to other intangible lease assets	$66,291	$60,834	$50,319

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of December 31, 2016.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2017	$63,474	$4,514
2018	$50,375	$3,383
2019	$38,258	$2,813
2020	$29,681	$2,402
2021	$20,915	$1,288

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of December 31, 2016 and December 31, 2015.

Loan	Principal outstanding as of December 31, 2016 (in thousands)	Principal outstanding as of December 31, 2015 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$28,000	$56,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	28,000	56,000

Unsecured term loans:
Unsecured Term Loan C	150,000	—	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000	300,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,392)	(3,382)
Total carrying value unsecured term loans	446,608	296,618

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,034)	(2,280)
Total carrying value unsecured notes	397,966	397,720

Mortgage notes (secured debt):
Sun Life Assurance Company of Canada (U.S.)	—	3,229	6.05%	Jun-1-2016	iii
Webster Bank, National Association	—	5,513	4.22%	Aug-4-2016	iii
National Life Insurance Company	—	4,775	5.75%	Aug-10-2016	iii
Union Fidelity Life Insurance Co.	5,384	5,754	5.81%	Apr-30-2017	iv
Principal Life Insurance Company	—	5,676	5.73%	May-05-2017	iii
Webster Bank, National Association	2,853	2,945	3.66%	May-29-2017	iii
Webster Bank, National Association	3,073	3,172	3.64%	May-31-2017	iii
Wells Fargo, National Association	4,043	4,115	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	35,320	57,171	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	36,892	58,085	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,141	16,401	5.88%	Feb-1-2018	vi
Wells Fargo, National Association CMBS Loan	56,608	63,897	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	4,012	—	4.78%	Dec-15-2023	iii
Total mortgage notes	164,326	230,733
Total unamortized fair market value premiums	112	447
Less: Total unamortized deferred financing fees and debt issuance costs	(873)	(1,270)
Total carrying value mortgage notes	163,565	229,910
Total / weighted average interest rate (4)	$1,036,139	$980,248	3.75%

(1)
Current interest rate as of December 31, 2016.  At December 31, 2016 and December 31, 2015, the one-month LIBOR (“L”) was 0.77167% and 0.42950%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date; (iv) pre-payable without penalty two months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date; however, can be defeased; (vi) pre-payable without penalty six months prior to the maturity date; and (vii) pre-payable without penalty three months prior to the maturity date; however, can be defeased beginning January 1, 2016.

(3)	The capacity of the unsecured credit facility is currently $450.0 million.

(4)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility as of December 31, 2016 was approximately $418.5 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.7 million and $3.8 million as of December 31, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Deferred financing fees and debt issuance costs, net of accumulated amortization included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets were approximately $2.3 million and $3.0 million as of December 31, 2016 and December 31, 2015, respectively. Deferred financing fees and debt issuance costs, net of accumulated amortization included as a direct deduction from the related debt liability on the accompanying Consolidated Balance Sheets were approximately $6.3 million and $6.9 million as of December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, amortization of deferred financing fees and debt issuance costs included in interest expense in the accompanying Consolidated Statements of Operations was approximately $1.9 million, $1.5 million and $1.3 million, respectively. Also included in interest expense is approximately $1.0 million, $0.7 million, and $0.1 million of facility fees related to the Company's unsecured credit facility for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

2016 Debt Activity

On December 29, 2016, the Company drew the unsecured term loan with Wells Fargo, National Association and other lenders ("Unsecured Term Loan C") in the amount of $150.0 million. The Company incurred approximately $0.3 million and $26,000 in unused fees related to the Unsecured Term Loan C for the years ended December 31, 2016 and December 31, 2015, respectively.

On December 20, 2016, the Company amended and restated the unsecured term loans with Wells Fargo, National Association and other lenders ("Unsecured Term Loan A" and "Unsecured Term Loan B"). The transaction reduced the spread over the applicable rate, which is based on the Company's consolidated leverage ratio, as defined in the loan agreement, with no changes to maturity dates or other material terms of the loan. The spread over the LIBOR for the Unsecured Term Loan A was reduced from 1.65% to 1.30%, and the spread over the LIBOR for the Unsecured Term Loan B was reduced from 1.70% to 1.30%, assuming the most recently reported consolidated leverage ratios.

On December 8, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $3.6 million in connection with the sale of the Georgetown, KY property, which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

On November 14, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $6.2 million in connection with the sale of the Conyers, GA property, which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

On November 14, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 1) was partially paid in the amount of approximately $21.0 million in connection with the sale of the Charlotte, NC property, which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.9 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

On November 14, 2016, the mortgage note held with Principal Life Insurance Company, for which the property located in Conyers, GA served as collateral for the mortgage note, was paid in full. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

On September 29, 2016, the Company assumed a mortgage note held with Thrivent Financial for Lutherans of approximately $4.0 million in connection with the acquisition of the property located in Rock Hill, SC, which serves as collateral for the debt. The debt matures on December 15, 2023 and bears interest at 4.78% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

cash flows using the then current rate of approximately 4.45% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a nonrecurring fair value measurement.

On June 22, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.5 million in connection with the sale of the Gloversville, NY property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.3 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

On May 18, 2016, the mortgage note held with National Life Insurance Company, for which the property located in Charlotte, NC served as collateral, was paid in full.

On May 5, 2016, the mortgage note held with Webster Bank, National Association, for which the property located in Norton, MA served as collateral, was paid in full.

On April 26, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.7 million in connection with the sale of the Parsons, KS property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

On April 26, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.8 million in connection with the sale of the Kansas City, KS property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.3 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

On March 17, 2016, the mortgage note held with Connecticut General Life Insurance Company (Facility 2) was partially paid in the amount of approximately $10.5 million in connection with the sale of the Gresham, OR property, which had served as partial collateral for the mortgage note. The prepayment fees and associated unamortized deferred financing fees and debt issuance costs of approximately $0.9 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the year ended December 31, 2016.

On March 3, 2016, the mortgage note held with Wells Fargo, National Association (CMBS loan) was partially defeased in the amount of approximately $1.2 million in connection with the sale of the Wichita, KS property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the year ended December 31, 2016.

On March 1, 2016 the mortgage note held with Sun Life Assurance Company of Canada (U.S.), for which the property located in Gahanna, OH served as collateral, was paid in full.

2015 Debt Activity

On January 22, 2015, the Company assumed a mortgage note of approximately $11.8 million in connection with the acquisition of the Burlington, NJ property. The mortgage note was paid in full immediately subsequent to the acquisition.

On February 20, 2015, the Company issued $100 million of its 4.32% Series D 10-year unsecured notes ("Series D Unsecured Notes") and $20 million of its 4.42% Series E 12-year unsecured notes ("Series E Unsecured Notes").

On June 25, 2015, the Company assumed a mortgage note with National Life Insurance Company of approximately $4.9 million in connection with the acquisition of the property located in Charlotte, NC, which serves as collateral for the debt. The debt matures on August 10, 2016 and bears interest at 5.75% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future cash flows using the then current rate of approximately 3.05% at which loans would be made to borrowers with similar credit ratings for loans with

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a non-recurring fair value measurement.

On September 29, 2015, the Company assumed a mortgage note with Principal Life Insurance Company of approximately $5.7 million in connection with the acquisition of the property located in Conyers, GA, which serves as collateral for the debt. The debt matures on May 5, 2017 and bears interest at 5.73% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.3 million was recorded. The fair value of debt was determined by discounting the future cash flows using the then current rate of approximately 2.64% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a non-recurring fair value measurement.

On September 29, 2015, the Company entered into an amendment to the current unsecured credit facility with Wells Fargo, N.A. ("Unsecured Credit Facility") to increase the capacity thereunder to $450.0 million. Additionally, the accordion feature that allows the Company to request an increase in the aggregate commitments (subject to satisfaction of conditions and lender consent) was increased, such that if the accordion were exercised in full, total capacity would be $800.0 million. The material terms of the agreement, including the financial covenants, were unchanged. The Company incurred approximately $1.0 million in deferred financing fees, which are amortized over the remaining term of the Unsecured Credit Facility.

On September 29, 2015, the Company closed the $150.0 million Unsecured Term Loan C with the following terms.

Applicable Terms	Unsecured Term Loan C
Maturity Date:	Sep-29-2020
Eurodollar Rate(1):	L + 130.0 bps - 190.0 bps
Base Rate(1):	Base rate + 30.0 bps - 90.0 bps
Unused Fees(2):	17.5 bps
Annual Fee:	$50,000

(1)	The spread over the applicable rate is currently based on the Company's consolidated leverage ratio, as defined in the loan agreement.

(2)	The unused fees began to accrue on November 29, 2015 and were due and payable monthly until all commitments were drawn.

The Unsecured Term Loan C has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and lender consents. The Company incurred $1.0 million in deferred financing fees associated with the closing of the Unsecured Term Loan C, which are amortized over its five year term. The agreement includes a delayed draw feature that allowed the Company to draw up to six advances of at least $25.0 million each. As noted above, the Company drew the full $150.0 million of the Unsecured Term Loan C on December 29, 2016. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan C. The agreement also contains financial covenants substantially similar to the financial covenants in the Unsecured Credit Facility.

On December 1, 2015, the Company entered into a Note Purchase Agreement (“NPA”) for a $100.0 million private placement by the Operating Partnership of $100.0 million senior unsecured notes (“Series F Unsecured Notes”).  Pursuant to the NPA, borrowings under the Series F Unsecured Notes bear interest at a fixed rate of 3.98%. The Series F Unsecured Notes were issued on December 15, 2015. Upon all the funds being drawn, the Company paid a placement fee equal to 0.50% of the principal amount of the securities purchased by investors. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Series F Unsecured Note and the obligations under the Series F Unsecured Notes rank pari passu to the Company’s unsecured senior indebtedness, which includes the Wells Fargo Unsecured Credit Facility and unsecured term loans. The Company incurred approximately $0.6 million in deferred financing fees associated with the Series F Unsecured Notes, which are amortized over the seven year term.

On December 1, 2015, the Company amended the terms of the NPAs entered into on April 16, 2014 and December 18, 2014. The second amendment to the April 16, 2014 NPA and the first amendment to the December 18, 2014 NPA amended certain provisions to conform them to the provisions in the NPA entered into on December 1, 2015.

On December 11, 2015, the Company assumed a mortgage note of approximately $3.9 million in connection with the acquisition of the Laurens, SC property. The mortgage note was paid in full immediately subsequent to the acquisition.

On December 16, 2015, the Company drew the Unsecured Term Loan B in the amount of $150.0 million.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial Covenant Considerations
The Company’s ability to borrow under the unsecured credit facility, unsecured term loans, and unsecured notes are subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•	a maximum secured leverage ratio of not greater than 0.40:1.00;

•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•	a maximum secured recourse debt level of not greater than 0.075:1.00;

•	a minimum fixed charge ratio of not less than 1.50:1.00;

•	a minimum unsecured interest coverage ratio of not less than 1.75:1.00; and

•	a minimum tangible net worth covenant test.
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2016 and December 31, 2015.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2016 and December 31, 2015. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $229.9 million and $268.8 million at December 31, 2016 and December 31, 2015, respectively, and is limited to senior, property-level secured debt financing arrangements. The 17 properties held as collateral for the facilities with Connecticut General Life Insurance Company are cross-defaulted and cross-collateralized among the respective facilities.
Fair Value of Debt
The fair value of the Company’s debt is determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 1.92% to 4.85% and 1.58% to 4.82% at December 31, 2016 and December 31, 2015, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2016 and December 31, 2015 (in thousands).

	December 31, 2016		December 31, 2015
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$28,000	$28,000	$56,000	$56,000
Unsecured term loans	450,000	450,000	300,000	303,457
Unsecured notes	400,000	399,091	400,000	392,054
Mortgage notes	164,326	166,099	230,733	237,327
Total principal amount	1,042,326	$1,043,190	986,733	$988,838
Add: Total unamortized fair market value premiums	112		447
Less: Total unamortized deferred financing fees and debt issuance costs	(6,299)		(6,932)
Total carrying value	$1,036,139		$980,248

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Future Principal Payments of Debt
The following table reflects the Company’s aggregate future principal payments of the Company’s debt at December 31, 2016.

Year	Future Principal Payments of Debt (in thousands)
2017	$18,737
2018	88,578
2019	29,926
2020	152,006
2021	152,103
Thereafter	600,976
Total aggregate principal payments	1,042,326
Total unamortized fair market value premiums	112
Less: Total unamortized deferred financing fees and debt issuance costs	(6,299)
Total carrying value	$1,036,139
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

The following table details the Company’s outstanding interest rate swaps as of December 31, 2016.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$6	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$5	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$21	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$26	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$131	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(274)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(154)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(378)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$217	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$421	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$292	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$207	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$123	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(16)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(18)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,240)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$4	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(50)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(133)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(175)	2.5300%	One-month L	Mar-31-2022

On October 24, 2014, the Company entered into two forward starting interest rate swap agreements for a total notional amount of $170.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt.  The forward starting swaps were designated as cash flow hedges of interest rate risk and were terminated on November 21, 2014. The Company paid a termination payment of approximately $0.4 million to the two counterparties. The forward starting

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

interest rate swaps effectively removed the exposure to the variability in future cash flows of the Series D Unsecured Notes, and the $80 million series C 12-year unsecured notes ("Series C Unsecured Notes") and Series E Unsecured Notes at 2.452% and 2.615%, respectively. The settlement value of approximately $0.4 million was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets and will be amortized through interest expense over the life of the respective unsecured notes. The Series C Unsecured Notes were issued on December 30, 2014 and the Series D Unsecured Notes and the Series E Unsecured Notes were issued on February 20, 2015 (refer to Note 4 for further details).

The fair value of the interest rate swaps outstanding as of December 31, 2016 and December 31, 2015 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2016	Fair Value December 31, 2016	Notional Amount December 31, 2015	Fair Value December 31, 2015
Interest rate swaps-Asset	$300,000	$1,471	$275,000	$1,867
Interest rate swaps-Liability	$375,000	$(2,438)	$400,000	$(3,766)

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

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. For the year ended December 31, 2016, the Company recorded a gain of $0.1 million of hedge ineffectiveness in interest expense due to short-term, partial mismatches in notional amounts. For the years ended December 31, 2015 and December 31, 2014, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

The Company estimates that approximately $2.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (in thousands).

	Year ended December 31,
	2016	2015	2014
Amount of loss recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$2,244	$5,387	$6,705
Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$3,142	$3,431	$2,508
Amount of gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$66	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2016, the fair values of 13 of the 23 of the Company’s interest rate swaps were in an asset position of approximately $1.5 million and 10 interest rate swaps were in a liability position of approximately $2.5 million, excluding any adjustment for nonperformance risk related to these agreements.  The adjustment for nonperformance risk included in the fair value of the Company’s net asset position and net liability position was approximately $13,000 and $0.1 million, respectively, as of December 31, 2016. Accrued interest expense for the Company's interest rate swaps was approximately $40,000 as of December 31, 2016 and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.  As of December 31, 2016, the Company has not posted any collateral related to these agreements.  If the Company

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

had breached any of its provisions at December 31, 2016, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $2.6 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

		Fair Value Measurements as of December 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,471	$—	$1,471	$—
Interest rate swaps-Liability	$(2,438)	$—	$(2,438)	$—

		Fair Value Measurements as of December 31, 2015 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2015	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,867	$—	$1,867	$—
Interest rate swaps-Liability	$(3,766)	$—	$(3,766)	$—

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.01 per share.
On March 17, 2016, the Company completed an underwritten public offering of 3,000,000 shares of the Series C Preferred Stock, $0.01 par value per share, at a price to the public of $25.00 per share. On November 2, 2016, the Company redeemed all of the Series A Preferred Stock. The table below sets forth the Company’s outstanding preferred stock issuances as of December 31, 2016.

Preferred Stock Issuances	Issuance Date	Number of Shares	Price and Liquidation Value Per Share	Interest Rate
Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Dividends on the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively, the "Preferred Stock Issuances") are payable quarterly in arrears on or about the last day of March, June, September, and December of each year. The Preferred Stock Issuances rank on parity with each other and rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series B Preferred Stock or the Series C Preferred Stock prior to April 16, 2018 and March 17, 2021, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The tables below set forth the dividends attributable to the Preferred Stock Issuances during the years ended December 31, 2016 and December 31, 2015.

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

(1)
On September 26, 2016 the board of directors approved the redemption of the Series A Preferred Stock. On November 2, 2016 the Company redeemed all of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

(2)	Dividends for the Series C Preferred Stock were accrued and cumulative from and including March 17, 2016 to the first payment date on June 30, 2016.

Quarter Ended 2015	Declaration Date	Series A Preferred Stock Per Share	Series B Preferred Stock Per Share	Payment Date
December 31	October 22, 2015	$0.5625	$0.4140625	December 31, 2015
September 30	July 21, 2015	0.5625	0.4140625	September 30, 2015
June 30	May 4, 2015	0.5625	0.4140625	June 30, 2015
March 31	February 20, 2015	0.5625	0.4140625	March 31, 2015
Total		$2.2500	$1.6562500

On February 15, 2017, the Company’s board of directors declared the Series B Preferred Stock and the Series C Preferred Stock dividend for the quarter ending March 31, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering programs as of December 31, 2016.

ATM Stock Offering Program (in thousands)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2016 (in thousands)
2016 $228 million ATM	November 8, 2016	$228,218	$117,331

The tables below set forth the activity for the ATM common stock offering programs during the years ended December 31, 2016 and December 31, 2015 (in thousands, except share data).

	Year ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	171,782	2,429	169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	This program ended before December 31, 2016.

	Year ended December 31, 2015
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2014 $200 million ATM(1)	2,661,403	$21.63	$57,571	$864	$56,707
2014 $150 million ATM(1)	795,000	$21.79	17,321	260	17,061
Total/weighted average	3,456,403	$21.67	$74,892	$1,124	$73,768

(1)	This program ended before December 31, 2016.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Dividends

The tables below set forth the dividends attributable to the common stock that were declared or paid during the years ended December 31, 2016 and December 31, 2015, respectively.

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

On November 2, 2016, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2017, February 28, 2017 and March 31, 2017 at a monthly rate of $0.116667 per share of common stock. On February 15, 2017, the Company’s board of directors declared the common stock dividend for the months ending April 30, 2017, May 31, 2017 and June 30, 2017 at a monthly rate of $0.116667 per share of common stock.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 8, 2016, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2017. Refer to Note 14 for details on restricted shares of common stock granted on January 6, 2017. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2016 and December 31, 2015.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2014	263,916
Granted	94,290	(1)
Vested	(72,185)
Forfeited	(14,906)
Balance at December 31, 2015	271,115
Granted	101,289	(2)
Vested	(98,746)
Forfeited	(1,321)
Balance at December 31, 2016	272,337

(1)	The grant date fair value per share was $26.17.

(2)	The grant date fair value per share was $17.98.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2016 was approximately $3.3 million and is expected to be recognized over a weighted average period of approximately 2.1 years.
The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year ended December 31,
	2016	2015	2014
Vested restricted shares of common stock	98,746	72,185	51,885
Fair value of vested restricted shares of common stock (in thousands)	$1,813	$1,751	$1,123

7. Noncontrolling Interest

The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The table below summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2016 and December 31, 2015.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.6%
Granted/Issued	323,069	864,283	1,187,352	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

LTIP Units

LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service. LTIP units granted on January 6, 2016 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2017. LTIP units granted on January 8, 2016 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2016. LTIP units granted on February 22, 2016 to certain senior executive officers, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2016. Refer to Note 14 for details on the LTIP units granted on January 6, 2017.Vested LTIP units can be converted to Other Common Units on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.

On January 25, 2016, the Company and Geoffrey G. Jervis, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016. Pursuant to the terms and conditions of the executive employment agreement and LTIP unit agreements between the Company and Mr. Jervis, and the Company’s 2015 Outperformance Program ("OPP"), Mr. Jervis received a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units, and eligibility to receive a pro-rated award payment under the OPP. Accordingly, the Company accelerated the expense recognition of Mr. Jervis's unvested LTIP units in the amount of approximately $1.6 million, which is included in general and administrative expenses for the year ended December 31, 2016 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. Jervis's participation in the OPP after February 25, 2016 will not be recognized. The Company also incurred approximately $1.5 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses during the year ended December 31, 2016 on the accompanying Consolidated Statements of Operations.

On May 4, 2015, the Company and the Operating Partnership and Benjamin S. Butcher, the Company’s Chief Executive Officer, President and Chairman of the Board, entered into an amended and restated employment agreement.  The amended and restated agreement is for an initial term of three years. The agreement automatically extends for successive one year terms unless, not fewer than 60 days before the term’s end, either party provides a notice of non-renewal to the other party. In connection with the amended and restated agreement, the compensation committee of the board of directors granted Mr. Butcher a retention award of 100,000 LTIP units that vest one-half on the third anniversary of the grant and one-sixth on the fourth, fifth and sixth anniversaries.

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

On May 12, 2014, the Company executed an employment agreement with Geoffrey G. Jervis to serve as the Company’s Chief Financial Officer, Executive Vice President and Treasurer for a term of three years.  On July 1, 2014, pursuant to the 2011 Plan, the Company awarded an initial LTIP unit grant equal in value to approximately $0.3 million, which equated to 14,850 LTIP units that will vest over five years in equal installments on a quarterly basis beginning on September 30, 2014.  Additionally on July 1,

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

2014, pursuant to the 2011 Plan, Mr. Jervis was granted LTIP units equal in value to $1.2 million, which equated to 52,106 LTIP units, which will vest at the end of a three years term, running concurrently with the initial term of the employment agreement, which ends on June 30, 2017. Subsequent to December 31, 2015, the Company and Mr. Jervis agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016; as discussed above.
On February 7, 2014, Gregory W. Sullivan, the Company’s former Chief Financial Officer, Executive Vice President and Treasurer, notified the Company of his intention not to renew his contract at its expiration on April 20, 2014 and he tendered his resignation from his position on April 21, 2014.  On April 21, 2014, Mr. Sullivan and the Company executed a consulting agreement, which had an effective date of April 29, 2014, pursuant to which Mr. Sullivan would act as a senior financial advisor to the Company for one year.  The consulting agreement modified the vesting terms of Mr. Sullivan’s LTIP units previously granted to him as well as the vesting provisions of his share of the Company’s 2011 Outperformance Program (“2011 OPP”) (refer to Note 12 for further details on the 2011 OPP) that was measured on September 19, 2014.  At the time of Mr. Sullivan’s contract expiration, he had 82,804 unvested LTIP units and a 14% allocation of the 2011 OPP. The modification to the terms of Mr. Sullivan’s LTIP units and his share of the previously unrecognized compensation expense associated with the 2011 OPP were considered a Type III modification, with non-substantive services, in accordance with GAAP. Accordingly, his unvested LTIP units and his share of the previously unrecognized compensation expense associated with 2011 OPP were valued on the effective date of the consulting agreement for approximately $2.0 million and $0.2 million, respectively, and these amounts were expensed upon the effective date of the consulting agreement and included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  The Company expensed dividends in the amount of approximately $0.1 million previously paid to Mr. Sullivan on the unvested LTIP units and this amount is also included in general and administrative expenses during the year ended December 31, 2014 on the accompanying Consolidated Statements of Operations.  Additionally the Company incurred approximately $0.7 million of general and administrative expenses during the year ended December 31, 2014 related to his salary, bonus and other benefits that will be received over the term of the consulting agreement.

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for the years ended December 31, 2016 and December 31, 2015.

LTIP Units	Assumptions
Grant date	February 22, 2016	January 8, 2016	January 6, 2016	May 4, 2015	January 12, 2015	October 27, 2014	July 1, 2014	January 2, 2014
Expected term (years)	10	10	10	10	10	10	10	10
Expected volatility	22.0%	22.0%	22.0%	20.0%	20.0%	20%	40%	40%
Expected dividend yield	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Risk-free interest rate	1.01%	1.28%	1.36%	0.66%	0.62%	0.48%	0.79%	0.79%
Fair value of LTIP units at issuance (in thousands)	$277	$2,254	$390	$2,038	$5,450	$690	$1,542	$4,329
LTIP units at issuance	18,386	135,546	22,464	100,000	223,069	30,602	66,956	224,424
Fair value unit price per LTIP unit at issuance	$15.07	$16.63	$17.36	$20.38	$24.43	$22.56	$23.03	$19.29

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2016 and December 31, 2015.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2014	448,887
Granted	323,069
Vested	(237,046)
Forfeited	—
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2016 was approximately $6.6 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value at vesting date for the LTIP units vested during years ended December 31, 2016, December 31, 2015, and December 31, 2014.

	Year ended December 31,
	2016	2015	2014
Vested LTIP units	307,883	237,046	639,445
Fair value of vested LTIP units (in thousands)	$6,393	$4,853	$14,063

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

As partial consideration for a property acquired on January 22, 2015, the Company granted 812,676 Other Common Units with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. As partial consideration for another property acquired on December 11, 2015, the Company granted 51,607 Other Common Units with a fair value of approximately $1.0 million based on the Company’s NYSE closing stock price on December 11, 2015. The number of Other Common Units granted was calculated based on the trailing 10-day average common stock closing price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Other Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Other Common Units granted. The issuance of the Other Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Other Common Units.

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

Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company’s common stock that may be awarded under the 2011 Plan is 3,642,461 shares. Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one-for-one basis.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The ultimate value of the performance units depends on the Company’s total stockholder return ("TSR") over a three-year period commencing January 1, 2016 and ending on December 31, 2018 (the "measuring period"). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company's election and with the award recipient's consent, LTIP units or other securities, at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

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

The fair value of the performance units at the date of grant was approximately $2.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23.0%, a weighted average risk-free interest rate of 1.0849%, and a weighted average expected dividend yield of 6.0%. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. Refer to Note 14 for details on performance units granted on January 6, 2017.

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

The 2015 OPP awards were valued at approximately $1.6 million utilizing a Monte Carlo simulation to estimate the probability of the conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 500,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2015 OPP awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the MSCI

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

US REIT Index of 20% and 13.6%, respectively, and a risk free rate of 0.9814%. The expense associated with the value of the 2015 OPP awards will be amortized ratably over the measurement period.

The unrecognized compensation expense associated with the 2015 OPP and the performance units at December 31, 2016 was approximately $0.5 million and $1.9 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.0 year and 2.4 years, respectively.

Equity Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the amortization of restricted shares of common stock, LTIP units, the 2015 OPP, the 2011 OPP, performance units, and the Company’s board of directors’ compensation.

	Year ended December 31,
Non-cash compensation expense (in thousands)	2016		2015	2014
Restricted stock	$2,157		$1,932	$1,164
LTIP units	6,089	(1)	4,774	5,353	(2)
Outperformance programs	465		523	456	(3)
Performance units	672		—	—
Board of directors compensation (4)	346		349	341
Total non-cash compensation expense	$9,729		$7,578	$7,314

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the year ended December 31, 2016 associated with the severance cost of an executive officer as discussed Note 7.

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

(3)
Inclusive of approximately $0.2 million of non-cash compensation during the year ended December 31, 2014 associated with the accounting for a consulting agreement with a former executive officer discussed in Note 7.

(4)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2016, December 31, 2015, and December 31, 2014. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

At December 31, 2016 and December 31, 2015, the number of shares available for issuance under the 2011 Plan were 1,156,578 and 1,449,415, respectively. The number of shares available for issuance under the 2011 Plan do not include an allocation for the performance units or the 2015 OPP as the awards were not determinable as of December 31, 2016 or December 31, 2015.

9. Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, there were 276,367; 280,839; and 268,894, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. During the year ended December 31, 2016, there were 92,251 and 123,112 of unvested shares of restricted stock and performance units, respectively, on a weighted average basis that were dilutive. There were no dilutive shares during the years ended December 31, 2015 and December 31, 2014. During the years ended December 31, 2015 and December 31, 2014, there were 70,149 and 110,048 shares of unvested restricted common stock on a weighted average basis, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year ended December 31,
Earnings Per Share (in thousands, except share data)	2016	2015	2014
Numerator
Net income (loss)	$35,588	$(29,345)	$(4,685)
Less: preferred stock dividends	13,897	10,848	10,848
Less: amount allocated to participating securities	384	385	345
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	1,069	(1,962)	(992)
Net income (loss) attributable to common stockholders	$20,238	$(38,616)	$(14,886)
Denominator
Weighted average common shares outstanding — basic	70,637,185	66,307,972	54,086,345
Weighted average common shares outstanding — diluted	70,852,548	66,307,972	54,086,345
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.29	$(0.58)	$(0.28)
Net income (loss) per share attributable to common stockholders — diluted	$0.29	$(0.58)	$(0.28)

10. Future Minimum Rents

The Company’s properties are leased to tenants under triple net, modified, and gross leases. Minimum contractual lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases in effect as of December 31, 2016 are approximately as follows.

Year	Future Minimum Rents (in thousands)
2017	$223,309
2018	$187,615
2019	$149,273
2020	$120,461
2021	$87,797
Thereafter	$301,177

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

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees, credit monitoring fees, and a one-time incentive fee if certain performance thresholds are met. As of December 31, 2016 and December 31, 2015, respectively, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rate of 8.0% to 12.0% and 9.5% as of December 31, 2016 and December 31, 2015, respectively, and exit capitalization rate of 7.0% to 12.0% and 9.8% as of December 31, 2016 and December 31, 2015, respectively.

The Company has letters of credit of approximately $3.5 million related to development projects and its corporate office lease as of December 31, 2016.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of the fixed non-cancelable ground leases and operating leases, including any bargain renewal terms, under which the Company is the lessee as of December 31, 2016 are as follows.

Year	Future Minimum Rental Payments (1) (in thousands)
2017	$1,427
2018	$1,539
2019	$1,577
2020	$1,588
2021	$681
Thereafter	$6,336

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was approximately $0.4 million, $0.2 million and $0.2 million, respectively. The Company’s contribution is subject to a three year vesting schedule, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Related-Party Transactions

The Company’s initial public offering (“IPO”) on April 20, 2011, represented the roll-up of the substantial majority of the assets of several private, externally-advised real estate funds investing in single-tenant industrial real estate in the United States, including the fund identified below as Fund III. The roll-up included the affiliated management companies that advised the funds and excluded the assets of another affiliated real estate fund that also invested in industrial real estate; including the fund identified below as Fund II. In connection with the IPO, a wholly owned subsidiary of the Company, STAG Industrial Management, LLC (the “Manager”), entered into service agreements with the funds that participated in the IPO and remained in existence and the fund that did not participate in the IPO.

The Manager is performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that is an affiliate of the Company and owned seven buildings with approximately 2.2 million rentable square feet as of December 31, 2016. The Manager is paid an annual asset management fee based on the equity investment in the Fund II assets, which is 1.25% of the equity investment. In June 2013, Fund II and the Company amended the service agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of approximately $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2016 and December 31, 2015, the Company had a receivable in the amount of approximately $48,000 and $0.1 million, respectively, related to the asset management fee income included within prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

STAG Industrial, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Subsequent Events

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

The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”). The following non-recognized subsequent events are noted.

On January 6, 2017, the Company granted 75,001 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest in four equal installments on January 1 of each year beginning in 2018. The fair value of the restricted shares of common stock at the date of grant was $24.41 per share.

On January 6, 2017, the Company granted 16,836 LTIP units to non-employee, independent directors, and 109,403 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2018. The LTIP units granted to certain executive officers and senior employees will vest quarterly over four years, with the first vesting date being March 31, 2017. The fair value of the LTIP units at the date of grant was approximately $2.9 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 23.0%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 1.61%. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements.

On January 6, 2017, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 6, 2017 performance units grant is substantially the same as the March 8, 2016 performance units grant as discussed in Note 8, except that the measuring period commences on January 1, 2017 and ends on December 31, 2019. The fair value of the performance units at the date of grant was approximately $2.9 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23.0%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 1.61%. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
December 31, 2016
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2016	$106	$125	$(43)	$188
December 31, 2015	$104	$190	$(188)	$106
December 31, 2014	$19	$104	$(19)	$104

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Albion, IN	$—	93	67	$—	$93	$67	$160	$(24)	2006
Albion, IN	—	932	103	—	932	$103	$1,035	(246)	2006
Albion, IN	—	1,107	55	—	1,107	$55	$1,162	(292)	2006
Albion, IN	—	970	332	—	970	$332	$1,302	(256)	2006
Albion, IN	—	1,397	52	—	1,397	$52	$1,449	(368)	2006
Albion, IN	—	1,528	126	—	1,528	$126	$1,654	(403)	2006
Kendallville, IN	—	1,510	142	—	1,510	$142	$1,652	(398)	2006
Albion, IN	—	710	187	—	710	$187	$897	(187)	2006
Alexandria, MN	—	5,855	960	151	6,006	$960	$6,966	(900)	2011
Allentown, PA	—	7,336	1,962	783	8,119	$1,962	$10,081	(865)	2014
Appleton, WI	—	3,765	495	360	4,125	$495	$4,620	(1,030)	2007
Arlington, TX	—	2,374	413	304	2,678	$413	$3,091	(589)	2007
Arlington, TX	—	6,151	1,246	—	6,151	$1,246	$7,397	(837)	2012
Avon, CT	—	2,750	336	—	2,750	$336	$3,086	(369)	2012
Belfast, ME	—	10,331	1,883	487	10,818	$1,883	$12,701	(1,641)	2011
Belvidere, IL	—	4,176	442	—	4,176	$442	$4,618	(224)	2015
Belvidere, IL	—	3,956	733	—	3,956	$733	$4,689	(428)	2013
Belvidere, IL	—	3,436	1,310	—	3,436	$1,310	$4,746	(514)	2013
Belvidere, IL	—	3,517	538	114	3,631	$538	$4,169	(325)	2013
Belvidere, IL	—	6,899	670	—	6,899	$670	$7,569	(690)	2013
Belvidere, IL	—	4,321	668	—	4,321	$668	$4,989	(493)	2013
Belvidere, IL	—	3,730	866	—	3,730	$866	$4,596	(450)	2013
Belvidere, IL	—	2,808	586	22	2,830	$586	$3,416	(375)	2013
Belvidere, IL	—	8,340	1,542	552	8,892	$1,542	$10,434	(1,043)	2013
Belvidere, IL	—	71	216	—	71	$216	$287	(71)	2013
Biddeford, ME	—	8,164	1,369	3,916	12,080	$1,369	$13,449	(179)	2016
Boardman, OH	—	3,473	282	773	4,246	$282	$4,528	(1,033)	2007
Boardman, OH	—	841	49	149	990	$49	$1,039	(531)	2007
Brooklyn Park, MN	—	11,988	1,926	—	11,988	$1,926	$13,914	(33)	2016
Buena Vista, VA	—	2,500	534	635	3,135	$534	$3,669	(417)	2012
Buffalo, NY	—	2,924	146	—	2,924	$146	$3,070	(373)	2012
Burlington, NJ	—	42,652	5,135	55	42,707	$5,135	$47,842	(1,980)	2015
Burlington, NJ	—	19,577	4,030	1,231	20,808	$4,030	$24,838	(1,268)	2015
Calhoun, GA	—	2,764	388	—	2,764	$388	$3,152	(216)	2014
Camarillo, CA	—	10,785	7,242	237	11,022	$7,242	$18,264	(943)	2014
Camarillo, CA	—	19,857	7,989	25	19,882	$7,989	$27,871	(1,589)	2014
Catoosa, OK	—	3,937	—	—	3,937	$—	$3,937	(450)	2013
Cedar Hill, TX	—	11,971	4,066	—	11,971	$4,066	$16,037	(222)	2016
Charlotte, NC	(10,291)	9,461	3,535	1,197	10,658	$3,535	$14,193	(2,199)	2011
Charlotte, NC	—	2,443	805	4	2,447	$805	$3,252	(244)	2014
Charlotte, NC	—	3,554	386	19	3,573	$386	$3,959	(341)	2014
Charlotte, NC	—	3,961	515	—	3,961	$515	$4,476	(157)	2015
Charlotte, NC	—	4,445	678	—	4,445	$678	$5,123	(112)	2016
Chattanooga, TN	—	2,321	187	—	2,321	$187	$2,508	(155)	2015
Chattanooga, TN	—	4,730	380	13	4,743	$380	$5,123	(316)	2015
Chattanooga, TN	—	8,459	424	—	8,459	$424	$8,883	(645)	2015
Cheektowaga, NY	—	2,757	216	793	3,550	$216	$3,766	(599)	2011
Chesterfield, MI	—	1,169	207	62	1,231	$207	$1,438	(390)	2007
Chesterfield, MI	—	798	150	89	887	$150	$1,037	(206)	2007
Chesterfield, MI	—	802	151	224	1,026	$151	$1,177	(261)	2007
Chesterfield, MI	—	5,304	942	1,952	7,256	$942	$8,198	(1,821)	2007
Chester, VA	—	3,402	775	—	3,402	$775	$4,177	(448)	2014
Chicopee, MA	—	5,867	504	—	5,867	$504	$6,371	(825)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Chippewa Falls, WI	—	2,303	133	—	2,303	$133	$2,436	(347)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(80)	2011
Cincinnati, OH	—	3,637	238	1,412	5,049	238	5,287	(1,785)	2007
Cleveland, TN	(2,464)	3,161	554	84	3,245	554	3,799	(543)	2011
Clinton, TN	—	3,302	403	—	3,302	403	3,705	(307)	2015
Columbus, OH	—	3,123	489	167	3,290	489	3,779	(433)	2014
Columbia, SC	—	5,171	783	—	5,171	783	5,954	(122)	2016
West Columbia, SC	—	6,988	715	401	7,389	715	8,104	(792)	2013
Dallas, GA	—	1,712	475	—	1,712	475	2,187	(252)	2012
LaGrange, GA	—	3,175	240	331	3,506	240	3,746	(619)	2011
Danville, KY	—	11,814	965	3,644	15,458	965	16,423	(2,273)	2011
Daytona Beach, FL	—	875	1,237	1,704	2,579	1,237	3,816	(630)	2007
Dayton, OH	—	5,896	331	375	6,271	331	6,602	(319)	2015
DeForest, WI	—	5,402	1,131	—	5,402	1,131	6,533	(20)	2016
DeKalb, IL	—	4,568	489	—	4,568	489	5,057	(530)	2013
De Pere, WI	—	6,144	525	—	6,144	525	6,669	(861)	2012
Duncan, SC	—	11,258	1,002	726	11,984	1,002	12,986	(1,635)	2012
Duncan, SC	—	6,739	709	71	6,810	709	7,519	(833)	2012
Durham, SC	—	2,700	753	31	2,731	753	3,484	(161)	2015
Earth City, MO	—	2,806	1,123	—	2,806	1,123	3,929	(25)	2016
Edgefield, SC	—	938	220	750	1,688	220	1,908	(255)	2012
Elizabethtown, PA	—	5,363	1,000	—	5,363	1,000	6,363	(414)	2014
Elkhart, IN	—	210	25	143	353	25	378	(58)	2007
Elkhart, IN	—	3,567	422	452	4,019	422	4,441	(931)	2007
El Paso, TX	—	9,099	1,248	—	9,099	1,248	10,347	(733)	2014
El Paso, TX	—	7,905	1,124	—	7,905	1,124	9,029	(767)	2014
El Paso, TX	—	14,159	1,854	91	14,250	1,854	16,104	(1,205)	2014
El Paso, TX	—	9,897	1,581	—	9,897	1,581	11,478	(767)	2014
El Paso, TX	—	5,893	1,136	—	5,893	1,136	7,029	(340)	2015
El Paso, TX	—	3,096	—	1,006	4,102	—	4,102	(567)	2012
Erlanger, KY	—	3,826	635	6	3,832	635	4,467	(132)	2016
East Troy, WI	—	4,962	304	—	4,962	304	5,266	(382)	2014
East Windsor, CT	—	5,711	400	—	5,711	400	6,111	(22)	2016
East Windsor, CT	(3,073)	4,713	348	528	5,241	348	5,589	(1,088)	2012
Fairborn, OH	—	5,650	867	—	5,650	867	6,517	(477)	2015
Fairfield, OH	—	2,842	948	—	2,842	948	3,790	(142)	2016
Farmington, NY	—	5,342	410	20	5,362	410	5,772	(1,312)	2007
Forest Park, GA	—	9,527	1,733	35	9,562	1,733	11,295	(142)	2016
Forest Park, GA	—	8,189	1,715	—	8,189	1,715	9,904	(106)	2016
Fort Wayne, IN	—	3,142	112	—	3,142	112	3,254	(245)	2014
Franklin, IN	—	12,042	2,479	13	12,055	2,479	14,534	(1,940)	2012
Fort Worth, TX	(1,889)	2,965	389	709	3,674	389	4,063	(563)	2011
Gahanna, OH	—	4,191	1,265	1,258	5,449	1,265	6,714	(1,055)	2011
Gardiner, ME	—	8,983	948	—	8,983	948	9,931	(141)	2016
Garland, TX	—	5,425	1,344	294	5,719	1,344	7,063	(644)	2014
Garland, TX	—	6,058	1,542	536	6,594	1,542	8,136	(296)	2015
Germantown, WI	—	6,035	1,186	—	6,035	1,186	7,221	(660)	2014
Gloversville, NY	(736)	1,299	117	—	1,299	117	1,416	(169)	2012
Gloversville, NY	(1,189)	2,613	151	—	2,613	151	2,764	(359)	2012
Gloversville, NY	(849)	1,514	154	13	1,527	154	1,681	(220)	2012
Golden, CO	—	6,164	742	67	6,231	742	6,973	(669)	2013
Goshen, IN	(5,224)	6,509	1,442	415	6,924	1,442	8,366	(1,186)	2011
Grand Junction, CO	—	4,002	314	—	4,002	314	4,316	(196)	2015
Grand Rapids, MI	—	7,532	169	5	7,537	169	7,706	(383)	2015
Graniteville, SC	—	8,389	1,629	—	8,389	1,629	10,018	(228)	2016
Greenwood, SC	(1,529)	1,848	166	—	1,848	166	2,014	(236)	2012
Greenwood, SC	(1,302)	1,232	169	4	1,236	169	1,405	(198)	2012
Greenville, SC	—	3,379	309	—	3,379	309	3,688	(220)	2015
Greer, SC	—	1,434	129	144	1,578	129	1,707	(78)	2015

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Greer, SC	—	1,748	128	39	1,787	128	1,915	(95)	2015
Greer, SC	—	471	153	10	481	153	634	(31)	2015
Greer, SC	—	3,016	306	99	3,115	306	3,421	(180)	2015
Fountain Inn, SC	—	4,438	719	—	4,438	719	5,157	(152)	2016
Grove City, OH	—	3,974	730	—	3,974	730	4,704	(60)	2016
Gurnee, IL	—	11,380	1,716	19	11,399	1,716	13,115	(845)	2014
Gurnee, IL	—	4,902	1,337	468	5,370	1,337	6,707	(935)	2012
Hampstead, MD	—	34,969	780	—	34,969	780	35,749	(3,588)	2013
Harrisonburg, VA	—	11,179	1,455	144	11,323	1,455	12,778	(1,285)	2012
Hartland, WI	—	4,634	1,526	—	4,634	1,526	6,160	(36)	2016
Harvard, IL	—	2,980	1,157	—	2,980	1,157	4,137	(637)	2013
Hazelwood, MO	(5,384)	5,815	1,382	1,207	7,022	1,382	8,404	(1,292)	2011
Hebron, KY	—	4,601	370	—	4,601	370	4,971	(446)	2014
Holland, MI	(3,159)	3,475	279	60	3,535	279	3,814	(580)	2012
Holland, MI	—	2,176	224	229	2,405	224	2,629	(925)	2007
Houston, TX	—	7,790	2,255	9	7,799	2,255	10,054	(886)	2013
Houston, TX	—	4,906	1,428	17	4,923	1,428	6,351	(594)	2014
Houston, TX	—	5,019	565	750	5,769	565	6,334	(671)	2014
Houston, TX	—	8,448	2,546	—	8,448	2,546	10,994	(53)	2016
Huntersville, NC	—	3,123	1,061	39	3,162	1,061	4,223	(390)	2012
Idaho Falls, ID	—	2,735	356	—	2,735	356	3,091	(380)	2013
Independence, VA	(1,421)	2,212	226	83	2,295	226	2,521	(415)	2012
Itasca, IL	—	12,216	2,428	—	12,216	2,428	14,644	(95)	2016
Jackson, TN	—	2,374	230	213	2,587	230	2,817	(374)	2012
Janesville, WI	—	17,477	828	245	17,722	828	18,550	(2,115)	2013
Jefferson City, TN	—	8,494	1,350	—	8,494	1,350	9,844	(1,365)	2014
Johnstown, NY	(736)	1,304	178	—	1,304	178	1,482	(184)	2012
Johnstown, NY	(1,076)	1,592	216	—	1,592	216	1,808	(185)	2012
Johnstown, NY	(878)	978	151	—	978	151	1,129	(171)	2012
Johnstown, NY	(1,642)	1,467	140	—	1,467	140	1,607	(208)	2012
Kansas City, MO	—	5,539	703	92	5,631	703	6,334	(584)	2012
Kenosha, WI	—	3,991	797	—	3,991	797	4,788	(36)	2016
Kentwood, MI	—	2,478	407	—	2,478	407	2,885	(309)	2013
Knoxville, TN	—	3,201	447	—	3,201	447	3,648	(263)	2015
Lafayette, IN	(1,217)	2,205	295	36	2,241	295	2,536	(267)	2012
Lafayette, IN	(2,067)	3,554	410	38	3,592	410	4,002	(540)	2012
Lafayette, IN	(4,246)	8,135	906	252	8,387	906	9,293	(1,182)	2012
Lancaster, PA	—	5,480	1,520	—	5,480	1,520	7,000	(527)	2015
Langhorne, PA	—	3,868	1,370	—	3,868	1,370	5,238	(86)	2016
Langhorne, PA	—	3,105	1,308	—	3,105	1,308	4,413	(84)	2016
Langhorne, PA	—	6,372	1,884	—	6,372	1,884	8,256	(61)	2016
Lansing, MI	(7,263)	8,164	501	—	8,164	501	8,665	(1,353)	2011
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(564)	2012
Lansing, MI	(5,662)	7,162	429	—	7,162	429	7,591	(936)	2012
Lansing, MI	—	5,209	907	—	5,209	907	6,116	(619)	2013
Laurens, SC	—	4,254	151	—	4,254	151	4,405	(181)	2015
Lenexa, KS	—	7,610	2,368	—	7,610	2,368	9,978	(938)	2014
Lewiston, ME	—	5,515	173	1,318	6,833	173	7,006	(1,769)	2007
Lexington, NC	—	3,968	232	633	4,601	232	4,833	(717)	2011
Libertyville, IL	—	6,455	421	80	6,535	421	6,956	(377)	2015
Libertyville, IL	—	770	143	9	779	143	922	(155)	2015
Londonderry, NH	—	6,683	730	—	6,683	730	7,413	(767)	2013
Longmont, CO	—	9,647	1,529	350	9,997	1,529	11,526	(859)	2014
Loudon, TN	—	3,751	170	—	3,751	170	3,921	(181)	2015
Louisville, KY	(3,354)	3,875	386	520	4,395	386	4,781	(866)	2011
Louisville, KY	(5,351)	6,182	616	632	6,814	616	7,430	(1,336)	2011
Macedonia, OH	—	8,195	1,690	10	8,205	1,690	9,895	(487)	2015
Machesney Park, IL	—	3,742	300	—	3,742	300	4,042	(261)	2015
Madison, TN	(5,688)	6,159	1,655	1,681	7,840	1,655	9,495	(1,488)	2011

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Malden, MA	—	2,817	366	—	2,817	366	3,183	(691)	2007
Malden, MA	—	3,961	507	—	3,961	507	4,468	(972)	2007
Marion, IA	—	2,257	691	49	2,306	691	2,997	(338)	2013
Marion, IN	(2,887)	2,934	243	563	3,497	243	3,740	(391)	2012
Marshall, MI	—	1,051	199	—	1,051	199	1,250	(181)	2013
Mascot, TN	—	3,228	284	—	3,228	284	3,512	(178)	2016
Mascot, TN	—	3,452	385	65	3,517	385	3,902	(525)	2013
Salem, OH	—	7,674	858	252	7,926	858	8,784	(1,761)	2006
Mason, OH	—	4,730	673	—	4,730	673	5,403	(476)	2014
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(1,142)	2007
Mebane, NC	—	4,570	481	457	5,027	481	5,508	(596)	2012
Mebane, NC	—	4,148	443	—	4,148	443	4,591	(548)	2012
Mebane, NC	—	4,999	358	—	4,999	358	5,357	(577)	2013
Mechanicsburg, PA	—	5,172	1,482	635	5,807	1,482	7,289	(648)	2014
Mechanicsburg, PA	—	7,144	1,800	—	7,144	1,800	8,944	(654)	2014
New Kingston, PA	—	8,687	2,041	—	8,687	2,041	10,728	(786)	2014
Mechanicsburg, PA	—	8,008	1,452	—	8,008	1,452	9,460	(719)	2014
Milwaukee, WI	—	4,090	456	46	4,136	456	4,592	(978)	2007
Montgomery, AL	—	7,523	418	—	7,523	418	7,941	(25)	2016
Montgomery, IL	—	12,485	2,190	1,755	14,240	2,190	16,430	(1,573)	2012
Mooresville, NC	(5,888)	7,411	701	216	7,627	701	8,328	(1,312)	2011
Mountain Home, NC	—	2,472	523	—	2,472	523	2,995	(230)	2014
Murfreesboro, TN	—	2,863	722	—	2,863	722	3,585	(338)	2014
Nashua, NH	—	8,682	1,431	—	8,682	1,431	10,113	(942)	2014
Nashville, TN	—	3,601	547	—	3,601	547	4,148	(391)	2013
Newark, DE	—	1,478	197	392	1,870	197	2,067	(480)	2007
Newark, DE	—	1,891	232	194	2,085	232	2,317	(612)	2007
New Berlin, WI	—	6,500	1,068	141	6,641	1,068	7,709	(886)	2013
New Castle, DE	—	17,767	2,616	—	17,767	2,616	20,383	(338)	2016
New Hope, MN	—	1,970	1,919	—	1,970	1,919	3,889	(345)	2013
Lopatcong, NJ	—	9,154	1,554	193	9,347	1,554	10,901	(476)	2011
Piscataway, NJ	—	5,655	640	620	6,275	640	6,915	(1,480)	2011
Newton, NC	—	3,814	732	86	3,900	732	4,632	(573)	2011
North Haven, CT	—	39,911	4,086	1,384	41,295	4,086	45,381	(3,132)	2015
North Jackson, OH	—	4,427	1,528	—	4,427	1,528	5,955	(469)	2013
North Jackson, OH	(7,435)	5,795	486	170	5,965	486	6,451	(734)	2011
Norcorss, GA	—	2,586	1,589	—	2,586	1,589	4,175	(132)	2016
Norton, MA	—	6,740	2,839	—	6,740	2,839	9,579	(1,192)	2011
Novi, MI	(2,774)	3,879	252	—	3,879	252	4,131	(659)	2012
Novi, MI	—	6,035	626	—	6,035	626	6,661	(310)	2015
Oakwood Village, OH	—	3,091	343	—	3,091	343	3,434	(254)	2015
Ocala, FL	—	13,296	731	952	14,248	731	14,979	(1,409)	2013
O'Fallon, MO	(2,634)	2,676	1,242	266	2,942	1,242	4,184	(500)	2011
O'Hara, PA	(15,909)	18,875	1,435	4,999	23,874	1,435	25,309	(3,036)	2012
Oklahoma City, OK	—	2,211	746	—	2,211	746	2,957	(23)	2016
Oklahoma City, OK	—	9,199	1,614	1,354	10,553	1,614	12,167	(488)	2015
Olathe, KS	—	20,763	2,431	—	20,763	2,431	23,194	(195)	2016
Orlando, FL	—	4,839	1,339	—	4,839	1,339	6,178	(588)	2013
Orlando, FL	—	1,996	721	—	1,996	721	2,717	(292)	2012
Pensacola, FL	—	2,989	145	111	3,100	145	3,245	(1,215)	2007
Phenix City, AL	(1,585)	1,493	276	140	1,633	276	1,909	(249)	2012
Phoenix, AZ	—	5,770	1,653	—	5,770	1,653	7,423	(340)	2015
Piedmont, SC	—	4,152	231	—	4,152	231	4,383	(216)	2015
Piedmont, SC	—	2,127	158	—	2,127	158	2,285	(115)	2015
Piedmont, SC	—	2,302	204	—	2,302	204	2,506	(195)	2015
Pineville, NC	—	1,380	392	—	1,380	392	1,772	(227)	2012
Plymouth, MI	—	4,670	365	—	4,670	365	5,035	(339)	2015
Pocatello, ID	—	3,472	399	135	3,607	399	4,006	(1,064)	2007
Portage, IN	—	5,416	—	—	5,416	—	5,416	(613)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Portland, TN	—	8,353	1,662	66	8,419	1,662	10,081	(1,387)	2012
Portland, ME	(2,853)	3,727	891	—	3,727	891	4,618	(507)	2012
Rapid City, SD	—	10,662	2,071	836	11,498	2,071	13,569	(3,477)	2007
Reading, PA	—	5,401	1,708	67	5,468	1,708	7,176	(176)	2016
Muhlenberg TWP, PA	—	14,064	843	132	14,196	843	15,039	(1,982)	2012
Reno, NV	—	3,461	1,372	—	3,461	1,372	4,833	(357)	2014
Rock Hill, SC	(4,012)	6,297	1,411	—	6,297	1,411	7,708	(114)	2016
Rogers, MN	(10,014)	11,787	1,671	238	12,025	1,671	13,696	(2,925)	2011
Rogers, AR	—	8,280	1,072	99	8,379	1,072	9,451	(1,391)	2011
Rural Hall, NC	—	5,664	439	147	5,811	439	6,250	(1,103)	2011
Salem, OR	(2,741)	3,150	599	640	3,790	599	4,389	(603)	2011
Salem, OR	(1,231)	1,452	266	433	1,885	266	2,151	(340)	2011
San Antonio, TX	—	10,395	1,568	—	10,395	1,568	11,963	(61)	2016
Sauk Village, IL	—	5,405	877	64	5,469	877	6,346	(621)	2013
Savage, MN	—	3,996	3,194	493	4,489	3,194	7,683	(662)	2014
Savannah, GA	—	13,219	439	—	13,219	439	13,658	(1,193)	2014
Sergeant Bluff, IA	—	6,188	247	273	6,461	247	6,708	(3,667)	2007
Seville, OH	—	4,536	766	171	4,707	766	5,473	(949)	2011
Shannon, GA	—	12,969	393	—	12,969	393	13,362	(1,150)	2013
South Holland, IL	—	3,900	714	—	3,900	714	4,614	(652)	2013
Shreveport, LA	—	6,265	1,804	136	6,401	1,804	8,205	(460)	2015
Simpsonville, SC	—	2,960	957	117	3,077	957	4,034	(442)	2012
Simpsonville, SC	—	3,418	470	127	3,545	470	4,015	(462)	2012
Smithfield, NC	—	4,694	613	12	4,706	613	5,319	(706)	2011
Smyrna, GA	—	3,286	264	—	3,286	264	3,550	(485)	2012
South Bend, IN	—	4,834	411	—	4,834	411	5,245	(666)	2012
Sparks, MD	—	1,945	358	65	2,010	358	2,368	(751)	2007
Spartanburg, SC	—	15,100	1,867	—	15,100	1,867	16,967	(122)	2016
Spartanburg, SC	—	3,694	342	—	3,694	342	4,036	(370)	2014
Spartanburg, SC	—	5,797	493	294	6,091	493	6,584	(728)	2012
Springfield, OH	—	6,432	574	—	6,432	574	7,006	(745)	2013
Statham, GA	—	6,130	588	200	6,330	588	6,918	(747)	2012
Sterling Heights, MI	(1,529)	4,197	513	415	4,612	513	5,125	(548)	2012
Stoughton, MA	—	2,613	2,256	824	3,437	2,256	5,693	(606)	2015
Stoughton, MA	—	1,216	538	—	1,216	538	1,754	(174)	2015
Streetsboro, OH	(5,493)	5,481	2,161	214	5,695	2,161	7,856	(1,340)	2011
Strongsville, OH	—	5,853	491	23	5,876	491	6,367	(573)	2014
Sun Prairie, WI	—	5,809	2,360	2,377	8,186	2,360	10,546	(1,176)	2011
Toledo, OH	—	6,831	213	—	6,831	213	7,044	(976)	2012
Burlington, NJ	—	—	3,267	167	167	3,267	3,434	—	2015
Libertyville, IL	—	—	369	2	2	369	371	—	2015
Libertyville, IL	—	—	397	2	2	397	399	—	2015
Tulsa, OK	—	8,242	966	—	8,242	966	9,208	(405)	2015
Twinsburg, OH	—	8,027	590	—	8,027	590	8,617	(1,590)	2007
Visalia, CA	—	21,839	4,346	—	21,839	4,346	26,185	(646)	2016
Vonore, TN	(7,707)	8,243	2,355	85	8,328	2,355	10,683	(1,571)	2011
Waco, TX	—	1,394	—	274	1,668	—	1,668	(244)	2011
West Allis, WI	—	1,905	462	—	1,905	462	2,367	(97)	2015
West Allis, WI	—	1,860	444	—	1,860	444	2,304	(91)	2015
West Allis, WI	—	929	252	—	929	252	1,181	(48)	2015
West Allis, WI	—	1,039	251	—	1,039	251	1,290	(51)	2015
Walker, MI	(3,685)	4,872	855	118	4,990	855	5,845	(949)	2011
Ware Shoals, SC	(251)	197	133	—	197	133	330	(29)	2012
Warren, MI	—	14,473	1,290	—	14,473	1,290	15,763	(234)	2016
West Chester, OH	—	8,868	936	—	8,868	936	9,804	(27)	2016
West Chicago, IL	—	2,036	768	—	2,036	768	2,804	(8)	2016
West Chicago, IL	—	674	382	—	674	382	1,056	(6)	2016
West Chicago, IL	—	768	450	—	768	450	1,218	(5)	2016
West Chicago, IL	—	895	369	—	895	369	1,264	(6)	2016

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2016
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
West Chicago, IL	—	904	216	—	904	216	1,120	(4)	2016
West Chicago, IL	—	6,247	915	59	6,306	915	7,221	(225)	2016
West Columbia, SC	—	9,570	488	—	9,570	488	10,058	(29)	2016
West Columbia, SC	—	4,646	551	—	4,646	551	5,197	(33)	2016
Westborough, MA	—	5,808	661	—	5,808	661	6,469	(68)	2016
Hamilton, OH	—	8,585	1,046	—	8,585	1,046	9,631	(1,290)	2014
Wichita, KS	(1,529)	1,815	88	11	1,826	88	1,914	(214)	2012
Wichita, KS	(1,671)	1,839	107	57	1,896	107	2,003	(257)	2012
Wichita, KS	(764)	833	76	131	964	76	1,040	(109)	2012
Williamsport, PA	—	9,059	688	—	9,059	688	9,747	(1,150)	2013
Winston-Salem, NC	—	11,054	610	16	11,070	610	11,680	(949)	2014
Wood Dale, IL	—	5,042	1,226	—	5,042	1,226	6,268	(30)	2016
Woodstock, IL	—	3,796	496	—	3,796	496	4,292	(520)	2012
Yorkville, WI	(4,044)	4,915	416	—	4,915	416	5,331	(339)	2014
Bardstown, KY	—	2,398	379	—	2,398	379	2,777	(617)	2007
Total	$(164,326)	$1,673,800	$272,162	$63,754	$1,737,554	$272,162	$2,009,716	$(187,413)

(1)	Balance excludes the unamortized balance of fair market value premiums of approximately $0.1 million and unamortized deferred financing fees and debt issuance costs of approximately $6.3 million.

(2)	The initial costs of building and improvements is the acquisition costs less asset impairment write-downs and disposals of building and tenant improvements.

(3)	Depreciation expense is computed using the straight-line method based on the following lives:

Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2016, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.6 billion.

	Year ended December 31,
	2016	2015	2014
Real Estate:
Balance at beginning of period	$1,711,612	$1,415,965	$1,079,046
Additions during period
Other acquisitions	381,131	330,504	337,726
Improvements, etc.	33,133	16,851	13,608
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(97,342)	(21,443)	(10,539)
Write-off of tenant improvements	(2,585)	(1,205)	(1,036)
Asset impairments and involuntary conversion	(16,233)	(29,060)	(2,840)
Balance at the end of the period	$2,009,716	$1,711,612	$1,415,965
Accumulated Depreciation:
Balance at beginning of period	$147,917	$105,435	$71,653
Additions during period
Depreciation and amortization expense	57,391	48,186	36,356
Other additions	—	—	—
Deductions during period
Disposals	(17,895)	(5,704)	(2,574)
Balance at the end of the period	$187,413	$147,917	$105,435

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)
4.3	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (8)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (9)
10.5	2011 Equity Incentive Plan (10)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (11)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (12)*
10.8	2015 Outperformance Program (13)*
10.9	Form of LTIP Unit Agreement (10)*
10.10	Form of Performance Award Agreement (1)*
10.11	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (14)*
10.12	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (11)*
10.13	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (6)*
10.14	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (6)*
10.15	Executive Employment Agreement with David G. King, dated April 20, 2011 (6)*
10.16	Executive Employment Agreement with Peter S. Fearey, dated February 25, 2016 (1)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (17)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (6)
10.19	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended (18)
10.20
Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.21
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.22
Second Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.23
Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.24
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.25	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (22)
10.26	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (19)

Exhibit Number	Description of Document
10.27	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.28	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (19)
10.29	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.30	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
12.10	Computation of ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends
21.10	Subsidiaries of STAG Industrial, Inc.
23.10	Consent of PricewaterhouseCoopers LLP
24.10	Power of Attorney (included on signature page)
31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 8, 2011.

(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on April 11, 2013.

(5)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on March 10, 2016.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2011.

(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on November 2, 2011.

(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2013.

(9)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on March 18, 2016.

(10)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.

(11)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on May 6, 2013.

(12)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(13)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on January 15, 2015.

(14)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.

(15)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on May 16, 2014.

(16)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.

(17)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.

(18)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2014.

(19)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 19, 2014.

(20)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2015.

(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 27, 2016.

(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 22, 2014.

(23)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 4, 2015.