Form 10-Q
period 2017-03-31
STAG Industrial, Inc.
filed 2017-05-02
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock ($0.01 par value)	88,726,553
6.625% Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Rental Property:
Land	$281,756	$272,162
Buildings and improvements, net of accumulated depreciation of $202,095 and $187,413, respectively	1,607,608	1,550,141
Deferred leasing intangibles, net of accumulated amortization of $251,089 and $237,456, respectively	289,275	294,533
Total rental property, net	2,178,639	2,116,836
Cash and cash equivalents	7,082	12,192
Restricted cash	8,720	9,613
Tenant accounts receivable, net	26,555	25,223
Prepaid expenses and other assets	26,224	20,821
Interest rate swaps	2,378	1,471
Assets held for sale, net	1,607	—
Total assets	$2,251,205	$2,186,156
Liabilities and Equity
Liabilities:
Unsecured credit facility	$71,000	$28,000
Unsecured term loans, net	446,766	446,608
Unsecured notes, net	398,033	397,966
Mortgage notes, net	151,452	163,565
Accounts payable, accrued expenses and other liabilities	30,639	35,389
Interest rate swaps	1,985	2,438
Tenant prepaid rent and security deposits	17,537	15,195
Dividends and distributions payable	10,149	9,728
Deferred leasing intangibles, net of accumulated amortization of $11,443 and $10,450, respectively	19,674	20,341
Total liabilities	1,147,235	1,119,230
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2017 and December 31, 2016	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2017 and December 31, 2016	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 83,378,593 and 80,352,304 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	833	804
Additional paid-in capital	1,360,951	1,293,706
Common stock dividends in excess of earnings	(442,329)	(410,978)
Accumulated other comprehensive loss	(336)	(1,496)
Total stockholders’ equity	1,064,119	1,027,036
Noncontrolling interest	39,851	39,890
Total equity	1,103,970	1,066,926
Total liabilities and equity	$2,251,205	$2,186,156
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended March 31,
	2017	2016
Revenue
Rental income	$59,222	$51,349
Tenant recoveries	10,185	9,442
Other income	73	81
Total revenue	69,480	60,872
Expenses
Property	13,276	12,655
General and administrative	8,771	11,019
Property acquisition costs	740	552
Depreciation and amortization	35,953	29,749
Loss on involuntary conversion	330	—
Other expenses	194	260
Total expenses	59,264	54,235
Other income (expense)
Interest income	5	3
Interest expense	(10,477)	(10,847)
Loss on extinguishment of debt	—	(1,134)
Gain on the sales of rental property, net	325	17,673
Total other income (expense)	(10,147)	5,695
Net income	$69	$12,332
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	(103)	482
Net income attributable to STAG Industrial, Inc.	$172	$11,850
Less: preferred stock dividends	2,448	2,912
Less: amount allocated to participating securities	83	100
Net income (loss) attributable to common stockholders	$(2,359)	$8,838
Weighted average common shares outstanding — basic	81,807,883	67,889,217
Weighted average common shares outstanding — diluted	81,807,883	67,964,559
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$(0.03)	$0.13
Net income (loss) per share attributable to common stockholders — diluted	$(0.03)	$0.13
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2017	2016
Net income	$69	$12,332
Other comprehensive income (loss):
Income (loss) on interest rate swaps	1,212	(11,823)
Other comprehensive income (loss)	1,212	(11,823)
Comprehensive income	1,281	509
Net (income) loss attributable to noncontrolling interest after preferred stock dividends	103	(482)
Other comprehensive (income) loss attributable to noncontrolling interest	(52)	606
Comprehensive income attributable to STAG Industrial, Inc.	$1,332	$633
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sale of common stock	—	2,843,907	28	68,515	—	—	68,543	—	68,543
Offering costs	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Dividends and distributions, net	(2,448)	—	—	—	(28,881)	—	(31,329)	(1,814)	(33,143)
Non-cash compensation activity	—	37,353	—	454	(194)	—	260	1,171	1,431
Redemption of common units to common stock	—	145,029	1	1,592	—	—	1,593	(1,593)	—
Rebalancing of noncontrolling interest	—	—	—	(2,248)	—	—	(2,248)	2,248	—
Other comprehensive income	—	—	—	—	—	1,160	1,160	52	1,212
Net income	2,448	—	—	—	(2,276)	—	172	(103)	69
Balance, March 31, 2017	$145,000	83,378,593	$833	$1,360,951	$(442,329)	$(336)	$1,064,119	$39,851	$1,103,970
Three months ended March 31, 2016
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Issuance of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(2,590)	—	—	(2,590)	—	(2,590)
Dividends and distributions, net	(2,912)	—	—	—	(23,692)	—	(26,604)	(1,284)	(27,888)
Non-cash compensation activity	—	105,469	1	840	—	—	841	2,790	3,631
Rebalancing of noncontrolling interest	—	—	—	1,114	—	—	1,114	(1,114)	—
Other comprehensive loss	—	—	—	—	—	(11,217)	(11,217)	(606)	(11,823)
Net income	2,912	—	—	—	8,938	—	11,850	482	12,332
Balance, March 31, 2016	$214,000	68,182,802	$682	$1,016,761	$(347,025)	$(13,567)	$870,851	$35,668	$906,519
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$69	$12,332
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,953	29,749
Loss on involuntary conversion	330	—
Non-cash portion of interest expense	345	379
Intangible amortization in rental income, net	1,296	1,666
Straight-line rent adjustments, net	(967)	(424)
Dividends on forfeited equity compensation	1	2
Loss on extinguishment of debt	—	1,134
Gain on the sales of rental property, net	(325)	(17,673)
Non-cash compensation expense	2,387	3,605
Change in assets and liabilities:
Tenant accounts receivable, net	157	(461)
Restricted cash	(250)	(46)
Prepaid expenses and other assets	(5,723)	(4,280)
Accounts payable, accrued expenses and other liabilities	(4,457)	519
Tenant prepaid rent and security deposits	2,342	(1,285)
Total adjustments	31,089	12,885
Net cash provided by operating activities	31,158	25,217
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(84,689)	(21,256)
Additions of land and building and improvements	(6,015)	(3,668)
Proceeds from sales of rental property, net	3,919	31,890
Proceeds from insurance on involuntary conversion	439	—
Restricted cash	1,143	38
Acquisition deposits, net	(645)	167
Acquisitions of deferred leasing intangibles	(15,098)	(6,571)
Net cash provided by (used in) investing activities	(100,946)	600
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	—	75,000
Proceeds from unsecured credit facility	141,000	54,000
Repayment of unsecured credit facility	(98,000)	(104,000)
Repayment of mortgage notes	(12,167)	(16,128)
Payment of loan fees and costs	(35)	(57)
Payment of loan prepayment fees and costs	—	(1,130)
Dividends and distributions	(32,723)	(27,597)
Proceeds from sales of common stock	68,543	—
Repurchase and retirement of restricted stock	(969)	—
Offering costs	(971)	(2,447)
Net cash provided by (used in) financing activities	64,678	(22,359)
Increase (decrease) in cash and cash equivalents	(5,110)	3,458
Cash and cash equivalents—beginning of period	12,192	12,011
Cash and cash equivalents—end of period	$7,082	$15,469
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$10,568	$8,721
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(503)	$—
Acquisitions of land and buildings and improvements	$—	$(39)
Acquisitions of deferred leasing intangibles	$—	$(16)
Partial disposal of building due to involuntary conversion of building	$221	$—
Investing other receivables due to involuntary conversion of building	$(221)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$1,385	$(1,761)
Additions to building and other capital improvements from non-cash compensation	$(7)	$(9)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(67)	$(80)
Dividends and distributions declared but not paid	$10,149	$8,527
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2017 and December 31, 2016, the Company owned a 95.8% and 95.7%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2017, the Company owned 324 buildings in 37 states with approximately 63.2 million rentable square feet, consisting of 254 warehouse/distribution buildings, 53 light manufacturing buildings, 16 flex/office buildings, and one building in redevelopment. The Company’s buildings were approximately 94.8% leased to 279 tenants as of March 31, 2017.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2016, the Company identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. The Company concluded that the amounts were not material to any of its previously issued consolidated financial statements. Accordingly, the Company revised these balances in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These adjustments do not impact the Company’s cash balances for any of the reporting periods. The effects of this revision to the prior period consolidated financial statements are as follows (in thousands, except for per share data).

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

In February of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard was issued as part of the new revenue standard (ASU 2014-09, as discussed below), and defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. As a result of the new guidance, the guidance specific to real estate sales in Subtopic 360-20 will be eliminated, and sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This standard is effective at the same time an entity adopts ASU 2014-09, and either the full retrospective approach or the modified retrospective approach may be used. The adoption of ASU 2017-05 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018.

In January of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt this standard effective January 1, 2017. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. Upon the adoption of ASU 2016-18, the Company will reconcile both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows, whereas under the current guidance the Company explains the changes during the period for cash and cash equivalents only. The Company expects that it will adopt the standard effective January 1, 2018.

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company elected to early adopt this standard effective July 1, 2016, and the effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was an increase in net cash provided by operating activities of approximately $1.1 million for the three months ended March 31, 2016 and a corresponding increase in net cash used in financing activities for the three months ended March 31, 2016 related to the payment of loan prepayment fees and costs.

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

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. Early adoption is permitted for all financial statements of fiscal years and interim periods that have not yet been issued. The adoption of ASU 2016-01 is not expected to materially impact the Company’s consolidated financial statements. The Company expects that it will adopt the standard effective January 1, 2018.

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of the Company's revenues, are specifically excluded from the model's scope, certain of the Company's revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed above) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The Company is in the process of evaluating the significance of the difference in the recognition pattern that would result from this change. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. The Company has not decided which method of adoption it will use. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations, and expects that it will adopt the standard effective January 1, 2018.

Tenant Accounts Receivable, net

As of March 31, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.2 million, respectively.

As of March 31, 2017 and December 31, 2016, the Company had accrued rental income of approximately $19.9 million and $18.4 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had an allowance on accrued rental income of $0 and $0, respectively.

As of March 31, 2017 and December 31, 2016, the Company had approximately $10.9 million and $9.0 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the Company had approximately $6.0 million and $5.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2017 and December 31, 2016, the Company's total liability associated with these lease security deposits was approximately $6.4 million and $5.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of March 31, 2017 and December 31, 2016, the Company had approximately $31,000 and $48,000, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $3.1 million and $2.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

On March 27, 2017, the tenant at the Buena Vista, VA property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective March 31, 2018 and required the tenant to pay a termination fee of approximately $0.5 million. The termination fee is being recognized on a straight-line basis from March 27, 2017 through the relinquishment of the space on March 31, 2018. The termination fee income of approximately $39,000 is included in rental income on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017.

On February 9, 2017, the tenant at the Belvidere, IL property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective February 9, 2017 and required the tenant to pay a termination fee of $54,000. The full termination fee was recognized and is included in rental income on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017.

Approximately $0.2 million of termination fee income related to the Golden, CO property, the tenant at which exercised its termination option on December 21, 2016, is included in rental income on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017.

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $31,000 and $11,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.2 million and $0.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, respectively.

Uncertain Tax Positions

As of March 31, 2017 and December 31, 2016, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2017 and December 31, 2016.

Rental Property (in thousands)	March 31, 2017	December 31, 2016
Land	$281,756	$272,162
Buildings, net of accumulated depreciation of $134,236 and $125,971, respectively	1,468,933	1,408,406
Tenant improvements, net of accumulated depreciation of $29,748 and $28,388, respectively	24,846	24,974
Building and land improvements, net of accumulated depreciation of $38,111 and $33,054, respectively	110,937	107,463
Construction in progress	2,892	9,298
Deferred leasing intangibles, net of accumulated amortization of $251,089 and $237,456, respectively	289,275	294,533
Total rental property, net	$2,178,639	$2,116,836

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	$99,787

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2017 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$10,447	N/A
Buildings	66,647	N/A
Tenant improvements	1,720	N/A
Building and land improvements	5,875	N/A
Deferred leasing intangibles - In-place leases	9,342	5.4
Deferred leasing intangibles - Tenant relationships	4,383	8.6
Deferred leasing intangibles - Above market leases	1,842	4.8
Deferred leasing intangibles - Below market leases	(469)	7.5
Total purchase price	$99,787

The table below sets forth the results of operations for the three months ended March 31, 2017, for the properties acquired during the three months ended March 31, 2017, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2017
Total revenue	$1,437
Property acquisition costs	$593
Net loss	$669

The following tables set forth pro forma information for the three months ended March 31, 2017 and March 31, 2016. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands)(1)	Three months ended March 31, 2017	Three months ended March 31, 2016
Total revenue	$70,523	$63,504
Net income(2)	$1,093	$12,216
Net income (loss) attributable to common stockholders	$(1,379)	$8,727

(1)
The unaudited pro forma information for the three months ended March 31, 2017 and March 31, 2016 is presented as if the properties acquired during the three months ended March 31, 2017 and March 31, 2016 were completed on January 1, 2016 and January 1, 2015, respectively.

(2)
The net income for the three months ended March 31, 2017 excludes approximately $0.6 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2017, and the net income for the three months ended March 31, 2016 was adjusted to include these acquisition costs. Net income for the three months ended March 31, 2016 excludes approximately $0.5 million of property acquisition costs related to the acquisition of buildings that closed during the three months ended March 31, 2016.

Dispositions

During the three months ended March 31, 2017, the Company sold one building comprised of approximately 0.1 million square feet with a net book value of approximately $3.6 million to a third party. This building contributed approximately $15,000 to revenue (exclusive of acceleration of straight line rent) and approximately $8,000 to net loss (exclusive of acceleration of straight line rent and gain on the sales of rental property, net) for the three months ended March 31, 2017. Net proceeds from the sale of rental property were approximately $3.9 million and the Company recognized a gain on the sales of rental property, net of approximately $0.3 million for the three months ended March 31, 2017. This disposition was accounted for under the full accrual method.

Assets Held for Sale

As of March 31, 2017, the related land, building and improvements, net, and deferred leasing intangibles, net, for two buildings located in Sparks, MD were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets.

Involuntary Conversion

During the three months ended March 31, 2017, the Company wrote down a building in the amount of approximately $0.6 million related to the involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event is approximately $1.3 million as of March 31, 2017. The Company recognized a loss on involuntary conversion of approximately $0.3 million during the three months ended March 31, 2017. As of March 31,

2017, the remaining proceeds receivable from the insurance company are estimated to be approximately $0.8 million, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.
Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$71,805	$(34,594)	$37,211	$70,668	$(32,868)	$37,800
Other intangible lease assets	468,559	(216,495)	252,064	461,321	(204,588)	256,733
Total deferred leasing intangible assets	$540,364	$(251,089)	$289,275	$531,989	$(237,456)	$294,533

Below market leases	$31,117	$(11,443)	$19,674	$30,791	$(10,450)	$20,341
Total deferred leasing intangible liabilities	$31,117	$(11,443)	$19,674	$30,791	$(10,450)	$20,341

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2017	2016
Net decrease to rental income related to above and below market lease amortization	$1,296	$1,666
Amortization expense related to other intangible lease assets	$18,393	$15,913

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of March 31, 2017.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2017	$48,836	$3,703
2018	$52,556	$3,748
2019	$40,064	$3,011
2020	$31,464	$2,587
2021	$22,206	$1,404

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2017 and December 31, 2016.

Loan	Principal Outstanding as of March 31, 2017 (in thousands)	Principal Outstanding as of December 31, 2016 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$71,000	$28,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	71,000	28,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,234)	(3,392)
Total carrying value unsecured term loans	446,766	446,608

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,967)	(2,034)
Total carrying value unsecured notes	398,033	397,966

Mortgage notes payable (secured debt):
Union Fidelity Life Insurance Company	—	5,384	5.81%	Apr-30-2017	iii
Webster Bank, National Association	—	2,853	3.66%	May-29-2017	iv
Webster Bank, National Association	—	3,073	3.64%	May-31-2017	iv
Wells Fargo, National Association	4,024	4,043	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	35,167	35,320	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	36,717	36,892	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,073	16,141	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	56,192	56,608	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	3,986	4,012	4.78%	Dec-15-2023	iv
Total mortgage notes	152,159	164,326
Total unamortized fair market value premiums	80	112
Less: Total unamortized deferred financing fees and debt issuance costs	(787)	(873)
Total carrying value mortgage notes	151,452	163,565
Total / weighted average interest rate (4)	$1,067,251	$1,036,139	3.68%

(1)
Current interest rate as of March 31, 2017. At March 31, 2017, the one-month LIBOR (“L”) was 0.98278%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty two months prior to the maturity date; (iv) pre-payable without penalty three months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date, however can be defeased; (vi) pre-payable without penalty six months prior to the maturity date; and (vii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016.

(3)
The capacity of the unsecured credit facility is currently $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.1 million and $2.3 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

(4)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2017 was approximately $375.6 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.3 million and $5.7 million as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2017	2016
Amortization of deferred financing fees and debt issuance costs	$526	$474
Facility fees - unsecured credit facility	$238	$240

On March 3, 2017, the mortgage note held with Webster Bank, National Association, in which the property located in East Windsor, CT served as collateral for the mortgage note, was paid in full.

On March 1, 2017, the mortgage note held with Webster Bank, National Association, in which the property located in Portland, ME served as collateral for the mortgage note, was paid in full.

On March 1, 2017, the mortgage note held with Union Fidelity Life Insurance Company, in which the property located in Hazelwood, MO served as collateral for the mortgage note, was paid in full.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2017 and December 31, 2016 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $211.0 million and $229.9 million at March 31, 2017 and December 31, 2016, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 2.13% to 4.54% and 1.92% to 4.85% at March 31, 2017 and December 31, 2016, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017		December 31, 2016
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$71,000	$71,000	$28,000	$28,000
Unsecured term loans	450,000	450,000	450,000	450,000
Unsecured notes	400,000	413,928	400,000	399,091
Mortgage notes	152,159	154,133	164,326	166,099
Total principal amount	1,073,159	$1,089,061	1,042,326	$1,043,190
Add: Total unamortized fair market value premiums	80		112
Less: Total unamortized deferred financing fees and debt issuance costs	(5,988)		(6,299)
Total carrying value	$1,067,251		$1,036,139

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

The following table details the Company’s outstanding interest rate swaps as of March 31, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$36	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$39	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$216	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(66)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(49)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(254)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$299	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$588	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$414	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$290	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$173	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$81	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$80	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,159)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$102	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(71)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(167)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(219)	2.5300%	One-month L	Mar-31-2022

The fair value of the interest rate swaps outstanding as of March 31, 2017 and December 31, 2016 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2017	Fair Value March 31, 2017	Notional Amount December 31, 2016	Fair Value December 31, 2016
Interest rate swaps-Asset	$350,000	$2,378	$300,000	$1,471
Interest rate swaps-Liability	$325,000	$(1,985)	$375,000	$(2,438)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three months ended March 31, 2017 and March 31, 2016, the Company recorded a gain of $0.2 million and $0, respectively, of hedge ineffectiveness in earnings due to short-term, partial mismatches in notional amounts.

Amounts reported in accumulated other comprehensive loss related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $1.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2017 and March 31, 2016 (in thousands).

	Three months ended March 31,
	2017	2016
Amount of income (loss) recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$514	$(12,568)
Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$698	$745
Amount of gain recognized in interest expense (ineffective portion)	$156	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of approximately $1.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2017, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at March 31, 2017, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $1.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements as of March 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$2,378	$—	$2,378	$—
Interest rate swaps-Liability	$(1,985)	$—	$(1,985)	$—

		Fair Value Measurements as of December 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,471	$—	$1,471	$—
Interest rate swaps-Liability	$(2,438)	$—	$(2,438)	$—

6. Equity

Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of March 31, 2017

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock")	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the three months ended March 31, 2017 and the year ended December 31, 2016.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
March 31	February 15, 2017	$0.4140625	$0.4296875	March 31, 2017
Total		$0.4140625	$0.4296875

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

(1)
On November 2, 2016, the Company redeemed all of the outstanding shares of the 9.0% Series A Cumulative Redeemable Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

(2)	Dividends for the Series C Preferred Stock were accrued and cumulative from and including March 17, 2016 to the first payment date on June 30, 2016.

On May 1, 2017, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending June 30, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering program as of March 31, 2017.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2017 (in thousands)
2016 $228 million ATM	November 8, 2016	$228,218	$48,788

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively (in thousands, except share data).

	Three months ended March 31, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	2,843,907	$24.10	$68,543	$941	$67,602
Total/weighted average	2,843,907	$24.10	$68,543	$941	$67,602

	Year ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	171,782	2,429	169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	This program ended before March 31, 2017.

On April 7, 2017, the Company entered into a new ATM common stock offering program with a maximum aggregate offering price of up to $300.0 million. Subsequent to March 31, 2017, the Company sold 5,344,543 shares under its ATM common stock offering programs for gross proceeds of approximately $135.0 million. The net proceeds of approximately $133.4 million were used to fund acquisitions, repay amounts outstanding under the Company's unsecured credit facility, and other general corporate purposes.

Dividends

The table below sets forth the dividends attributable to the common stock that were declared or paid during the three months ended March 31, 2017 and the year ended December 31, 2016.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
June 30	February 15, 2017	June 30, 2017	$0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$0.700002

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
December 31	August 1, 2016	December 30, 2016	$0.115833	January 17, 2017
November 30	August 1, 2016	November 30, 2016	0.115833	December 15, 2016
October 31	August 1, 2016	October 31, 2016	0.115833	November 15, 2016
September 30	May 2, 2016	September 30, 2016	0.115833	October 17, 2016
August 31	May 2, 2016	August 31, 2016	0.115833	September 15, 2016
July 31	May 2, 2016	July 29, 2016	0.115833	August 15, 2016
June 30	February 22, 2016	June 30, 2016	0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$1.389996

On May 1, 2017, the Company’s board of directors declared the common stock dividend for the months ending July 31, 2017, August 31, 2017 and September 30, 2017 to a monthly rate of $0.1175 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 6, 2017, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2018. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2017 and the year ended December 31, 2016.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2015	271,115
Granted	101,289	(1)
Vested	(98,746)
Forfeited	(1,321)
Balance at December 31, 2016	272,337
Granted	75,001	(2)
Vested	(109,209)
Forfeited	(453)
Balance at March 31, 2017	237,676

(1)	The grant date fair value per share was $17.98.

(2)	The grant date fair value per share was $24.41.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2017 was approximately $4.5 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock vested during the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
	2017	2016
Vested restricted shares of common stock	109,209	84,336
Fair value of vested restricted shares of common stock (in thousands)	$2,615	$1,522

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2017 and the year ended December 31, 2016.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	—	126,239	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(75,854)	75,854	—	N/A
Redemptions from Other Common Units to common stock	—	(145,029)	(145,029)	N/A
Balance at March 31, 2017	1,626,901	1,988,190	3,615,091	4.2%

LTIP Units

LTIP units granted on January 6, 2017 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2018. LTIP units granted on January 6, 2017 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2017.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2017.

LTIP Units	Assumptions
Grant date	January 6, 2017
Expected term (years)	10
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$2,924
LTIP units at issuance	126,239
Fair value unit price per LTIP unit at issuance	$23.16

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2017 and the year ended December 31, 2016.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(67,670)
Forfeited	—
Balance at March 31, 2017	461,992

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2017 was approximately $8.3 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the LTIP units vested during the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
	2017	2016
Vested LTIP units	67,670	170,277
Fair value of vested LTIP units (in thousands)	$1,664	$3,089

8. Equity Incentive Plan

On January 6, 2017, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to provide certain key employees of the Company with incentives designed to align those key employees' interests more closely with those of the stockholders.

The ultimate value of the performance units depends on the Company’s total stockholder return ("TSR") over a three-year period commencing January 1, 2017 and ends on December 31, 2019 (the "measuring period"). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company's election and with the award recipient's consent, LTIP units or other securities, at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of the performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: i) 25% to the Company’s TSR compared to the TSR of an industry peer group; ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing the performance units granted during the three months ended March 31, 2017.

Performance Units	Assumptions
Grant date	January 6, 2017
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of performance units grant (in thousands)	$2,882

The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The unrecognized compensation expense associated with the Company's performance units and outperformance program (collectively, "Performance-based Compensation Plans") at March 31, 2017 was approximately $4.7 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s board of directors’ compensation for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2017	2016
Restricted shares of common stock	$592	$558
LTIP units	1,170	2,795	(1)
Performance-based Compensation Plans	537	172
Board of directors compensation (2)	88	80
Total non-cash compensation expense	$2,387	$3,605

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the three months ended March 31, 2016 associated with the severance cost of a former executive officer.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2017 and March 31, 2016. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three months ended March 31, 2017 and March 31, 2016, there were 239,827 and 285,458, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities.

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
Earnings Per Share (in thousands, except share data)	2017	2016
Numerator
Net income	$69	$12,332
Less: preferred stock dividends	2,448	2,912
Less: amount allocated to participating securities	83	100
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	(103)	482
Net income (loss) attributable to common stockholders	$(2,359)	$8,838
Denominator
Weighted average common shares outstanding — basic	81,807,883	67,889,217
Effect of dilutive securities(1)
Unvested shares of restricted common stock	—	43,529
Unvested Performance-based Compensation Plans	—	31,813
Weighted average common shares outstanding — diluted	81,807,883	67,964,559
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$(0.03)	$0.13
Net income (loss) per share attributable to common stockholders — diluted	$(0.03)	$0.13

(1)
During the three months ended March 31, 2017, there were 239,827 unvested shares of restricted common stock on a weighted average basis and 437,527 unvested performance units on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

10. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance subject to deductible requirements. Management believes that the ultimate settlement of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC. As of March 31, 2017 and December 31, 2016, the fair value of the incentive fee was zero. The fair value was calculated using the following key Level 3 inputs: discount rates of 8.5% to 12.0% and 8.0% to 12.0% as of March 31, 2017 and December 31, 2016, respectively, and exit capitalization rates of 7.5% to 12.0% and 7.0% to 12.0% as of March 31, 2017 and December 31, 2016, respectively.

The Company has letters of credit of approximately $3.4 million related to development projects and its corporate office lease as of March 31, 2017.

11. Subsequent Events

The following non-recognized subsequent events were noted.

Subsequent to March 31, 2017, the Company acquired three buildings of approximately 0.5 million square feet for an aggregate contractual purchase price of approximately $20.6 million. Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by GAAP.

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. We concluded that the amounts were not material to any of our previously issued consolidated financial statements. Accordingly, we revised these balances in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For more information on this revision, see Note 2 in the accompanying Notes to Consolidated Financial Statements, “Revision of Previously Reported Consolidated Financial Statements."

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

•
the factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of March 31, 2017 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) multiplied by 12. If a tenant is in a free rent period as of March 31, 2017, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of continued slow economic growth, some uncertainty regarding the new U.S. presidential administration and its policy initiatives, and continued asset appreciation. The federal funds target rate was raised 25 basis points in March 2017; however, the target rate remains very low, in a range of 0.75% to 1.00%. This range aligns with the Central Bank’s consistent commentary that future rate increases would be gradual and rates would likely remain historically low for an extended period of time. At the same time, its most recent commentary suggested increasing comfort with adjusting rates again in the near future. If interest rates were to rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply/demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

The new U.S. presidential administration's first 100 days have been active, however, the administration has faced difficulty implementing its initiatives. So far, there have been no significant legislative changes related to policy promises. The positive capital market movement since the election appears to indicate net favorable expectations in key areas, including corporate tax, healthcare, regulation, infrastructure, and trade. Other notable items with economic impact include the continued relative strength of the U.S. dollar versus competing currencies (including the euro and pound), the continued relatively low oil prices, and Brexit. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively, which support U.S. subsidiaries and U.S. industrial properties. Oil price declines over the past two years and the lack of a sustained rebound in price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In June 2016, the passing of the U.K.’s referendum to separate itself from the European Union, known as Brexit, was a major surprise to the markets. The U.K.'s formal withdrawal process commenced in March 2017. The country’s progress in renegotiating financial and economic relationships with the European Union and the resulting outcomes will take many years to unfold. We believe our direct exposure to the U.K. market is limited. Of our tenants that do have direct exposure to the U.K., we believe they are well-diversified businesses. We will continue to monitor these trends for short-term and long-term impacts to our business.

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

Economic Indicators(1)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
GDP Growth Rate	0.7%	2.1%	3.5%	1.4%	0.8%
Unemployment Rate	4.5%	4.7%	4.9%	4.9%	5.0%
Change in Non-Farm Employment (in thousands)	98	155	249	297	225
Consumer Confidence Index	125.6	113.3	104.1	97.4	96.1
ISM(2)	57.2%	54.7%	51.5%	53.2%	51.8%
10-year Treasury Yield	2.40%	2.45%	1.60%	1.49%	1.78%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	16,896	18,680	18,059	17,161	17,032
Manufacturing New Orders: Durable Goods (in millions)	238,713	226,239	228,204	219,055	228,499

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

Currently, the GDP growth rate, growing non-farm employment, level of U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. Expanding job count and the ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. The strengthening U.S. dollar means that U.S. consumers may be purchasing a relatively larger amount of imported goods and that U.S. companies are likely to lower their rate of exports. This is likely to be a net positive for industrial real estate demand as imports tend to lead to greater net absorption than do exports. At the end of March, the consumer confidence index reached its highest level since 2000 and the ISM level grew beyond last quarter’s two year high. The trailing twelve months March 2017 speculative grade corporate default rate declined to 4.1% compared to 5.1% at December 2016 as oil and gas defaults decreased. We continue to monitor the energy sector as well as both the retail sector, due to stress around apparel and department stores, and the automotive industry, given light vehicle sales are at or near peak cyclical levels. Overall, we expect default rates to be stable in the coming year behind positive economic growth. We believe improving commodity markets and capital markets stability will be important in supporting this outlook. We also note that automotive sales declined by 1.4% in the first quarter (driven by passenger car sales declining 12%) and we are seeing many large multinational companies experience weak organic growth, commonly due to negative currency effects and commodity price deflation. We believe the combination of these observations signal some caution in underlying economic strength, however, we still expect an increase in industrial activity and more demand for industrial space in the foreseeable future given the job growth, low-interest rate environment, and GDP growth.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2017, our Operating Portfolio was approximately 95.8% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 9.8% during the three months ended March 31, 2017. We define our Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment. Our Operating Portfolio also excludes billboard, parking lot and cell tower leases. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the three months ended March 31, 2017. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot(1)	GAAP Basis Rent Per Square Foot(2)	Total Turnover Costs Per Square Foot(3)	Cash Rent Change(1)	GAAP Rent Change(2)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended March 31, 2017
New leases(6)	898,905	$4.21	$4.35	$2.07	6.6%	10.8%	4.7	$0.16
Renewal leases(7)	2,675,965	3.61	3.75	0.38	3.2%	9.4%	5.1	0.13
Total/weighted average	3,574,870	$3.76	$3.90	$0.80	4.1%	9.8%	5.0	$0.14

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

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 12.2% of our annualized base rental revenue will expire during the period from April 1, 2017 to March 31, 2018, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period April 1, 2017 to March 31, 2018, thereby resulting in lower revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of March 31, 2017, plus available space, for each of the ten calendar years beginning with 2017 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,279,779	—	$—	—
Month-to-month leases	7	234,080	0.4%	789	0.3%
Remainder of 2017	29	2,961,450	4.9%	12,822	5.3%
2018	63	10,866,946	18.2%	42,549	17.6%
2019	51	9,344,351	15.6%	37,738	15.6%
2020	38	8,304,791	13.8%	35,087	14.5%
2021	45	7,629,587	12.7%	31,881	13.2%
2022	30	4,255,507	7.1%	17,911	7.4%
2023	16	3,610,888	6.0%	12,358	5.1%
2024	10	2,314,777	3.9%	8,566	3.5%
2025	12	2,188,742	3.6%	8,817	3.6%
2026	16	3,668,354	6.1%	13,137	5.4%
Thereafter	21	4,590,195	7.7%	20,436	8.5%
Total/weighted average	338	63,249,447	100.0%	$242,091	100.0%

As of March 31, 2017, for the period April 1, 2017 to March 31, 2018, none of our top ten leases based on March 31, 2017 annualized base rental revenue will be expiring.

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of March 31, 2017.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	254	56,159,296	88.8%	95.6%	$211,891	87.6%
Light Manufacturing	53	5,812,250	9.2%	97.7%	23,114	9.5%
Total Operating Portfolio	307	61,971,546	98.0%	95.8%	$235,005	97.1%

Redevelopment	1	307,315	0.5%	—%	—	—%
Flex/Office	16	970,586	1.5%	65.0%	7,086	2.9%
Total portfolio/weighted average	324	63,249,447	100.0%	94.8%	$242,091	100.0%

(1)	We define Occupancy Rate as the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period.

Portfolio Acquisitions

The following table summarizes the acquisitions during the three months ended March 31, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	$99,787

Portfolio Dispositions

During the three months ended March 31, 2017, we sold one building comprised of approximately 0.1 million square feet with a net book value of approximately $3.6 million to a third party. This building contributed approximately $15,000 to revenue (exclusive of acceleration of straight line rent) and approximately $8,000 to net loss (exclusive of acceleration of straight line rent and gain on the sales of rental property, net) for the three months ended March 31, 2017. Net proceeds from the sale of rental property was approximately $3.9 million and we recognized a gain on the sales of rental property, net of approximately $0.3 million for the three months ended March 31, 2017. This disposition was accounted for under the full accrual method.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2017.

Market (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.4%
Chicago, IL	8.6%
Greenville/Spartanburg, SC	4.6%
Milwaukee/Madison, WI	4.1%
Charlotte, NC	3.4%
Cincinnati/Dayton, OH	3.2%
West Michigan, MI	3.0%
Detroit, MI	2.7%
Cleveland, OH	2.4%
Westchester/So Connecticut, CT/NY	2.3%
Total	43.7%
(1) As defined by CoStar Realty Information Inc.

Buildings by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets. As of March 31, 2017, our Operating Portfolio investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Operating Portfolio Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	72	15,091,672	24.4%	94.6%	$61,286	26.1%
Secondary (25 million to 200 million net rentable square feet)	190	39,851,654	64.3%	96.7%	149,508	63.6%
Tertiary (less than 25 million net rentable square feet)	45	7,028,220	11.3%	92.8%	24,211	10.3%
Total/weighted average	307	61,971,546	100.0%	95.8%	$235,005	100.0%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2017.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	13.3%
Air Freight & Logistics	12.4%
Ind Equip, Component & Metals	10.9%
Containers & Packaging	10.3%
Food & Beverages	8.6%
Retail	6.9%
Personal Products	6.2%
Business Services	5.1%
Household Durables	5.1%
Non-Profit/Government	3.5%
Total	82.3%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2017.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.9%
XPO Logistics	4	2.2%
Deckers Outdoor	2	1.7%
TriMas Corporation	4	1.6%
Solo Cup	1	1.6%
FedEx	3	1.1%
Berry Global	2	1.1%
Generation Brands	1	1.1%
DHL Supply Chain	2	1.0%
Perrigo	2	1.0%
Total	22	15.3%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of March 31, 2017.

Top Ten Leases	% of Total Annualized Base Rental Revenue
General Service Administration	2.9%
Solo Cup	1.6%
XPO Logistics	1.2%
Generation Brands	1.1%
Deckers Outdoor	1.0%
Spencer Gifts	1.0%
Closetmaid Corporation	0.8%
Jo-Ann Stores	0.8%
Archway Marketing	0.8%
CareFusion 213	0.8%
Total	12.0%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit underwriting help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our Operating Portfolio tenant retention during the three months ended March 31, 2017.

Quarter ended 2017	Retention %(1)	Weighted Average Lease Term (years)	Expiring Square Feet	Renewal Square Feet(2)	Cash Rent Change	GAAP Rent Change
March 31	51.3%	3.4	1,185,453	607,608	13.4%	23.6%
Total/weighted average	51.3%	3.4	1,185,453	607,608	13.4%	23.6%

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

Critical Accounting Policies

See "Critical Accounting Policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting policies and estimates.

Goodwill

In January of 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this standard effective January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Our results of operations are affected by the acquisition and disposition activity during the 2017 and 2016 periods as described below. The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings with expansions placed in service after January 1, 2016. On March 31, 2017, we owned 248 industrial buildings consisting of approximately 49.1 million square feet, which represents approximately 77.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.4% to 95.7% as of March 31, 2017 compared to 96.1% as of March 31, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2017 and March 31, 2016 with respect to the buildings acquired and disposed of after January 1, 2016 and our flex/office buildings, redevelopment buildings, buildings classified as held for sale, and expansion buildings.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$45,999	$45,689	$310	0.7%	$11,368	$3,445	$1,855	$2,215	$59,222	$51,349	$7,873	15.3%
Tenant recoveries	7,870	7,732	138	1.8%	1,743	854	572	856	10,185	9,442	743	7.9%
Other income	11	36	(25)	(69.4)%	32	—	30	45	73	81	(8)	(9.9)%
Total operating revenue	53,880	53,457	423	0.8%	13,143	4,299	2,457	3,116	69,480	60,872	8,608	14.1%
Expenses
Property	10,115	9,639	476	4.9%	1,850	1,510	1,311	1,506	13,276	12,655	621	4.9%
Net operating income (2)	$43,765	$43,818	$(53)	(0.1)%	$11,293	$2,789	$1,146	$1,610	56,204	48,217	7,987	16.6%
Other expenses
General and administrative									8,771	11,019	(2,248)	(20.4)%
Property acquisition costs									740	552	188	34.1%
Depreciation and amortization									35,953	29,749	6,204	20.9%
Loss on involuntary conversion									330	—	330	100.0%
Other expenses									194	260	(66)	(25.4)%
Total other expenses									45,988	41,580	4,408	10.6%
Total expenses									59,264	54,235	5,029	9.3%
Other income (expense)
Interest income									5	3	2	66.7%
Interest expense									(10,477)	(10,847)	370	(3.4)%
Loss on extinguishment of debt									—	(1,134)	1,134	(100.0)%
Gain on the sales of rental property, net									325	17,673	(17,348)	(98.2)%
Total other income (expense)									(10,147)	5,695	(15,842)	(278.2)%
Net income									$69	$12,332	$(12,263)	(99.4)%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings with expansions placed in service after January 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the three months ended March 31, 2017 and March 31, 2016 was $56.2 million and $48.2 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income (Loss)

Net income for our total portfolio decreased by $12.3 million or 99.4% to $0.1 million for the three months ended March 31, 2017 compared to $12.3 million for the three months ended March 31, 2016.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income increased by $0.3 million or 0.7% to $46.0 million for the three months ended March 31, 2017 compared to $45.7 million for the three months ended March 31, 2016. Approximately $0.9 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.2 million due to a net decrease in the amortization of net above market leases and approximately $0.3 million due to the recognition of straight-line income from termination fees at our Buena Vista, VA, Belvidere, IL, and Golden, CO properties, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $1.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.1 million or 1.8% to $7.9 million for the three months ended March 31, 2017 compared to $7.7 million for the three months ended March 31, 2016. The increase is primarily due to increases in occupancy and real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $0.5 million or 4.9% to $10.1 million for the three months ended March 31, 2017 compared to $9.6 million for the three months ended March 31, 2016. This increase is primarily related to increases in real estate taxes levied by the related taxing authority of approximately $0.4 million, as well as in increase of approximately $0.1 million in general repairs and maintenance and utilities expenses. These increases were partially offset by a decrease of approximately $0.1 million in snow removal expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to January 1, 2016, we acquired 58 buildings consisting of approximately 12.6 million square feet, and sold 25 buildings consisting of approximately 4.3 million square feet. For the three months ended March 31, 2017 and March 31, 2016, the buildings acquired after January 1, 2016 contributed approximately $11.3 million and $0.1 million to NOI, respectively. For the three months ended March 31, 2017 and March 31, 2016, the buildings sold after January 1, 2016 contributed approximately $0 and $2.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings with expansions placed in service after January 1, 2016. It also includes asset management fee income, which is separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At March 31, 2017, we owned 16 flex/office buildings consisting of approximately 1.0 million square feet (which includes the two buildings consisting of approximately 35,000 square feet that were classified as held for sale), one redevelopment building consisting of approximately 0.3 million square feet, and one building consisting of approximately 237,500 square feet that had an expansion that was placed into service after January 1, 2016. These buildings contributed approximately $1.1 million and $1.6 million to NOI for the three months ended March 31, 2017 and March 31, 2016, respectively. Additionally, we earned approximately $30,000 and $41,000 in asset management fee income for the three months ended March 31, 2017 and March 31, 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on involuntary conversion, and other expenses.

Total other expenses increased $4.4 million or 10.6% for the three months ended March 31, 2017 to $46.0 million compared to $41.6 million for the three months ended March 31, 2016. The increase is primarily related to an increase in depreciation and amortization of approximately $6.2 million as a result of buildings acquired which increased the depreciable asset base. The increase is also attributable to an increase in property acquisition costs of approximately $0.2 million due to increased acquisition volume during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Additionally, we recognized a loss on involuntary conversion of approximately $0.3 million during the three months ended March 31, 2017, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, whereas there were no losses on involuntary conversions recorded during the three months ended March 31, 2016. These increases were partially offset by a decrease in general and administrative expenses of approximately $2.2 million, primarily attributable to a decrease of approximately $3.1 million related to the severance of a former executive officer during the three months ended March 31, 2016, which did not recur in 2017. These severance costs were partially offset by an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors and other general and administrative expenses.

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

Total other income (expense) decreased $15.8 million or 278.2% to a net other expense of $10.1 million for the three months ended March 31, 2017 compared to a net other income of $5.7 million for the three months ended March 31, 2016. This decrease is primarily the result of a decrease in the gain on the sales of rental property of approximately $17.3 million due to decreased disposition volume during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was offset by a decrease in interest expense of approximately $0.4 million related to a gain on hedge ineffectiveness of approximately $0.2 million coupled with a lower weighted average interest rate on indebtedness for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The overall decrease was also offset by approximately $1.1 million related to a loss on extinguishment of indebtedness recorded for the three months ended March 31, 2016, whereas there was none recorded during the three months ended March 31, 2017.

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

	Three months ended March 31,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2017	2016
Net income	$69	$12,332
Rental property depreciation and amortization	35,879	29,700
Gain on the sales of rental property, net	(325)	(17,673)
FFO	35,623	24,359
Preferred stock dividends	(2,448)	(2,912)
Other expenses	—	(100)
FFO attributable to common stockholders and unit holders	$33,175	$21,347

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2017	2016
Net income	$69	$12,332
Asset management fee income	(30)	(41)
General and administrative	8,771	11,019
Property acquisition costs	740	552
Depreciation and amortization	35,953	29,749
Interest income	(5)	(3)
Interest expense	10,477	10,847
Loss on involuntary conversion	330	—
Loss on extinguishment of debt	—	1,134
Other expenses	194	260
Gain on the sales of rental property, net	(325)	(17,673)
Net operating income	$56,174	$48,176

Cash Flows

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

The following table summarizes our cash flows for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$31,158	$25,217	$5,941	23.6%
Net cash provided by (used in) investing activities	$(100,946)	$600	$(101,546)	(16,924.3)%
Net cash provided by (used in) financing activities	$64,678	$(22,359)	$87,037	389.3%

Net cash provided by operating activities increased $5.9 million to $31.2 million for the three months ended March 31, 2017 compared to $25.2 million for the three months ended March 31, 2016. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities was $100.9 million for the three months ended March 31, 2017, a decrease of $101.5 million from net cash provided by investing activities of $0.6 million for the three months ended March 31, 2016. The increased cash outflow is primarily due to the acquisition of 11 buildings for a total cash consideration of approximately $99.8 million for the three months ended March 31, 2017 compared to the acquisition of five buildings for a total cash consideration of approximately $27.8 million for the three months ended March 31, 2016. The change is also attributable to the sale of one building during the three months ended March 31, 2017 for net proceeds of approximately $3.9 million, compared to the three months ended March 31, 2016 where we sold four buildings for net proceeds of approximately $31.9 million.

Net cash provided by financing activities was $64.7 million for the three months ended March 31, 2017, an increase of $87.0 million from net cash used in financing activities of $22.4 million for the three months ended March 31, 2016.The change is primarily due to an increase in net cash inflow from our unsecured credit facility of approximately $93.0 million, an increase in proceeds from sales of common stock of approximately $68.5 million, and a decrease in the repayment of mortgage notes of approximately $4.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. These increases in net cash inflow were partially offset by the issuance of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 17, 2016 for $75.0 million whereas there were no preferred stock issuances during the three months ended March 31, 2017, as well as a $0.002501 increase in the dividend paid per share during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

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

As of March 31, 2017, we had total immediate liquidity of approximately $382.7 million, comprised of $7.1 million of cash and cash equivalents and $375.6 million of immediate availability on our unsecured credit facility.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the three months ended March 31, 2017. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
June 30	February 15, 2017	June 30, 2017	$0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$0.700002

On May 1, 2017, our board of directors declared the common stock dividend for the months ending July 31, 2017, August 31, 2017 and September 30, 2017 at a monthly rate of $0.1175 per share of common stock.

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and the Series C Preferred Stock (collectively, the "Preferred Stock Issuances") at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the three months ended March 31, 2017.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
March 31	February 15, 2017	$0.4140625	$0.4296875	March 31, 2017
Total		$0.4140625	$0.4296875

On May 1, 2017, our board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending June 30, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2017.

Loan	Principal Outstanding as of March 31, 2017 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$71,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	71,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,234)
Total carrying value unsecured term loans	446,766

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,967)
Total carrying value unsecured notes	398,033

Mortgage notes payable (secured debt):
Wells Fargo, National Association	4,024	5.90%	Aug-1-2017	iii
Connecticut General Life Insurance Company -1 Facility	35,167	6.50%	Feb-1-2018	iv
Connecticut General Life Insurance Company -2 Facility	36,717	5.75%	Feb-1-2018	iv
Connecticut General Life Insurance Company -3 Facility	16,073	5.88%	Feb-1-2018	iv
Wells Fargo Bank, National Association CMBS Loan	56,192	4.31%	Dec-1-2022	v
Thrivent Financial for Lutherans	3,986	4.78%	Dec-15-2023	vi
Total mortgage notes	152,159
Total unamortized fair market value premiums	80
Less: Total unamortized deferred financing fees and debt issuance costs	(787)
Total carrying value mortgage notes	151,452
Total / weighted average interest rate (4)	$1,067,251	3.68%

(1)
Current interest rate as of March 31, 2017. At March 31, 2017, the one-month LIBOR (“L”) was 0.98278%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; (iv) pre-payable without penalty six months prior to the maturity date; (v) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (vi) pre-payable without penalty three months prior to the maturity date.

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

The aggregate undrawn nominal commitments on the unsecured credit facility as of March 31, 2017 was approximately $375.6 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2017, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2017.

Debt Capital Structure	March 31, 2017
Total principal outstanding (in thousands)	$1,073,159
Weighted average duration (years)	5.3
% Secured debt	14%
% Debt maturing next 12 months	9%
Net Debt to Real Estate Cost Basis (1)	41%

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

Equity

Preferred Stock

The table below sets forth our outstanding preferred stock issuances as of March 31, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

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

Common Stock

The following sets forth our at-the-market ("ATM") common stock offering program as of March 31, 2017. We may from time to time sell common stock through sales agents under the program.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2017 (in thousands)
2016 $228 million ATM	November 8, 2016	$228,218	$48,788

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2017 (in thousands, except share data).

	Three months ended March 31, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM	2,843,907	$24.10	$68,543	$941	$67,602
Total/weighted average	2,843,907	$24.10	$68,543	$941	$67,602

On April 7, 2017, we entered into a new ATM common stock offering program with a maximum aggregate offering price of up to $300.0 million. Subsequent to March 31, 2017, we sold 5,344,543 shares under its ATM common stock offering programs for gross proceeds of approximately $135.0 million. The net proceeds of approximately $133.4 million were used to fund acquisitions, repay amounts outstanding under our unsecured credit facility, and other general corporate purposes.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2017, we owned approximately 95.8% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.2%.

Non-cash Compensation Expense

We recorded approximately $2.3 million in general and administrative expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017 for the amortization of our equity incentive plan, excluding board of directors' compensation. We expect to recognize approximately $9.2 for the year ending December 31, 2017 for the amortization of our equity incentive plan, excluding board of directors compensation. The following table summarizes the expected amortization of our unrecognized compensation expense over the next five years as of March 31, 2017.

Year	Future Amortization of Non-cash Compensation Expense (in thousands)
Remainder of 2017	$6,927
2018	$5,165
2019	$3,596
2020	$1,732
2021	$113

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2017, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of March 31, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$12	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$36	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$39	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$216	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(66)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(49)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(254)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$299	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$588	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$414	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$290	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$173	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$81	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$80	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,159)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$102	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(71)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(167)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(219)	2.5300%	One-month L	Mar-31-2022

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2017, the fair value of 16 of our 23 interest rate swaps were in an asset position of approximately $2.4 million and 7 interest rate swaps were in a liability position of approximately $2.0 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2017, we had $521.0 million of variable rate debt. As of March 31, 2017, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, our weighted average lease term is approximately 4.4 years and, on average, approximately 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allow us to capture inflationary increases in rent on a relatively efficient basis. In addition, we have long term liabilities averaging approximately 5.5 years when excluding our unsecured credit facility. Our variable rate debt has been fully swapped to fixed rates through maturity with the exception of the unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements

As of March 31, 2017, we had letters of credit of approximately $3.4 million related to development projects and our corporate office lease. As of March 31, 2017, we had no other material off-balance sheet arrangements.

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

As of March 31, 2017, we had $521.0 million of outstanding variable rate debt, all of which, with the exception of $71.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $71.0 million on the unsecured credit facility (the portion outstanding at March 31, 2017 not fixed by interest rate swaps) for the three months ended March 31, 2017, our interest expense would have increased by approximately $0.2 million for the three months ended March 31, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	40,836	$23.73	—	$—
February 1, 2017 - February 28, 2017	—	$—	—	$—
March 1, 2017 - March 31, 2017	—	$—	—	$—
Total	40,836	$23.73	—	$—

(1)
Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of restricted shares of common stock. The average price paid reflect the average market value of shares withheld for tax purposes.

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
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 2, 2017	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.