Form 10-Q
period 2017-06-30
STAG Industrial, Inc.
filed 2017-08-01
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock ($0.01 par value)	92,233,063
6.625% Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Rental Property:
Land	$310,753	$272,162
Buildings and improvements, net of accumulated depreciation of $217,317 and $187,413, respectively	1,800,400	1,550,141
Deferred leasing intangibles, net of accumulated amortization of $257,790 and $237,456, respectively	322,503	294,533
Total rental property, net	2,433,656	2,116,836
Cash and cash equivalents	7,676	12,192
Restricted cash	8,783	9,613
Tenant accounts receivable, net	26,695	25,223
Prepaid expenses and other assets	24,611	20,821
Interest rate swaps	1,701	1,471
Assets held for sale, net	3,561	—
Total assets	$2,506,683	$2,186,156
Liabilities and Equity
Liabilities:
Unsecured credit facility	$130,000	$28,000
Unsecured term loans, net	446,954	446,608
Unsecured notes, net	398,101	397,966
Mortgage notes, net	146,641	163,565
Accounts payable, accrued expenses and other liabilities	37,547	35,389
Interest rate swaps	2,955	2,438
Tenant prepaid rent and security deposits	19,305	15,195
Dividends and distributions payable	11,153	9,728
Deferred leasing intangibles, net of accumulated amortization of $12,278 and $10,450, respectively	21,897	20,341
Total liabilities	1,214,553	1,119,230
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2017 and December 31, 2016	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2017 and December 31, 2016	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 91,446,154 and 80,352,304 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	914	804
Additional paid-in capital	1,572,943	1,293,706
Common stock dividends in excess of earnings	(474,756)	(410,978)
Accumulated other comprehensive loss	(1,781)	(1,496)
Total stockholders’ equity	1,242,320	1,027,036
Noncontrolling interest	49,810	39,890
Total equity	1,292,130	1,066,926
Total liabilities and equity	$2,506,683	$2,186,156
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Rental income	$61,726	$51,715	$120,948	$103,064
Tenant recoveries	10,401	8,454	20,586	17,896
Other income	66	73	139	154
Total revenue	72,193	60,242	141,673	121,114
Expenses
Property	13,635	11,759	26,911	24,414
General and administrative	7,939	7,751	16,710	18,770
Property acquisition costs	2,558	583	3,298	1,135
Depreciation and amortization	36,147	30,487	72,100	60,236
Loss on impairments	—	11,231	—	11,231
Loss on involuntary conversion	—	—	330	—
Other expenses	1,250	318	1,444	578
Total expenses	61,529	62,129	120,793	116,364
Other income (expense)
Interest income	3	2	8	5
Interest expense	(10,634)	(10,490)	(21,111)	(21,337)
Loss on extinguishment of debt	(2)	(839)	(2)	(1,973)
Gain on the sales of rental property, net	1,337	3,273	1,662	20,946
Total other income (expense)	(9,296)	(8,054)	(19,443)	(2,359)
Net income (loss)	$1,368	$(9,941)	$1,437	$2,391
Less: loss attributable to noncontrolling interest after preferred stock dividends	(44)	(718)	(145)	(232)
Net income (loss) attributable to STAG Industrial, Inc.	$1,412	$(9,223)	$1,582	$2,623
Less: preferred stock dividends	2,448	4,001	4,897	6,913
Less: amount allocated to participating securities	83	95	166	195
Net loss attributable to common stockholders	$(1,119)	$(13,319)	$(3,481)	$(4,485)
Weighted average common shares outstanding — basic and diluted	88,181,117	67,910,361	85,012,106	67,899,789
Net loss per share — basic and diluted
Net loss per share — basic and diluted	$(0.01)	$(0.20)	$(0.04)	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1,368	$(9,941)	$1,437	$2,391
Other comprehensive loss:
Loss on interest rate swaps	(1,510)	(5,068)	(298)	(16,891)
Other comprehensive loss	(1,510)	(5,068)	(298)	(16,891)
Comprehensive income (loss)	(142)	(15,009)	1,139	(14,500)
Net loss attributable to noncontrolling interest after preferred stock dividends	44	718	145	232
Other comprehensive loss attributable to noncontrolling interest	62	261	13	868
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(36)	$(14,030)	$1,297	$(13,400)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Six months ended June 30, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	10,756,543	107	274,278	—	—	274,385	—	274,385
Offering costs	—	—	—	(3,899)	—	—	(3,899)	—	(3,899)
Dividends and distributions, net	(4,897)	—	—	—	(60,269)	—	(65,166)	(3,645)	(68,811)
Non-cash compensation activity	—	40,301	—	1,684	(194)	—	1,490	2,342	3,832
Redemption of common units to common stock	—	297,006	3	3,267	—	—	3,270	(3,270)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	3,907	—	—	3,907	(3,907)	—
Other comprehensive loss	—	—	—	—	—	(285)	(285)	(13)	(298)
Net income (loss)	4,897	—	—	—	(3,315)	—	1,582	(145)	1,437
Balance, June 30, 2017	$145,000	91,446,154	$914	$1,572,943	$(474,756)	$(1,781)	$1,242,320	$49,810	$1,292,130
Six months ended June 30, 2016
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Issuance of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(2,655)	—	—	(2,655)	—	(2,655)
Dividends and distributions, net	(6,913)	—	—	—	(47,386)	—	(54,299)	(3,151)	(57,450)
Non-cash compensation activity	—	109,042	1	1,797	—	—	1,798	3,888	5,686
Rebalancing of noncontrolling interest	—	—	—	1,564	—	—	1,564	(1,564)	—
Other comprehensive loss	—	—	—	—	—	(16,023)	(16,023)	(868)	(16,891)
Net income (loss)	6,913	—	—	—	(4,290)	—	2,623	(232)	2,391
Balance, June 30, 2016	$214,000	68,186,375	$682	$1,018,103	$(383,947)	$(18,373)	$830,465	$33,473	$863,938
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,437	$2,391
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,100	60,236
Loss on impairments	—	11,231
Loss on involuntary conversion	330	—
Non-cash portion of interest expense	980	780
Intangible amortization in rental income, net	2,555	3,187
Straight-line rent adjustments, net	(2,778)	(1,293)
Dividends on forfeited equity compensation	2	3
Loss on extinguishment of debt	2	1,973
Gain on the sales of rental property, net	(1,662)	(20,946)
Non-cash compensation expense	4,775	5,649
Change in assets and liabilities:
Tenant accounts receivable, net	1,362	752
Restricted cash	73	(366)
Prepaid expenses and other assets	(6,317)	(3,693)
Accounts payable, accrued expenses and other liabilities	(543)	1,949
Tenant prepaid rent and security deposits	4,110	(93)
Total adjustments	74,989	59,369
Net cash provided by operating activities	76,426	61,760
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(303,624)	(70,875)
Additions of land and building and improvements	(14,238)	(11,201)
Proceeds from sales of rental property, net	10,309	48,670
Proceeds from insurance on involuntary conversion	639	—
Restricted cash	757	(5,805)
Acquisition deposits, net	820	(556)
Acquisitions of deferred leasing intangibles	(62,782)	(14,992)
Net cash used in investing activities	(368,119)	(54,759)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	—	75,000
Proceeds from unsecured credit facility	356,000	152,000
Repayment of unsecured credit facility	(254,000)	(144,000)
Repayment of mortgage notes	(17,033)	(31,955)
Payment of loan fees and costs	(43)	(73)
Payment of loan prepayment fees and costs	(2)	(1,969)
Dividends and distributions	(67,388)	(57,360)
Proceeds from sales of common stock	274,385	—
Repurchase and retirement of restricted stock	(969)	—
Offering costs	(3,773)	(2,650)
Net cash provided by (used in) financing activities	287,177	(11,007)
Decrease in cash and cash equivalents	(4,516)	(4,006)
Cash and cash equivalents—beginning of period	12,192	12,011
Cash and cash equivalents—end of period	$7,676	$8,005
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$20,479	$18,627
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$18,558	$—
Additions to building and other capital improvements	$(503)	$(1,004)
Acquisitions of land and buildings and improvements	$(16,986)	$(174)
Acquisitions of deferred leasing intangibles	$(2,001)	$(44)
Partial disposal of building due to involuntary conversion of building	$424	$—
Investing other receivables due to involuntary conversion of building	$(424)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,572)	$(1,207)
Additions to building and other capital improvements from non-cash compensation	$(16)	$(13)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(141)	$58
Dividends and distributions declared but not paid	$11,153	$8,327
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2017 and December 31, 2016, the Company owned a 95.7% and 95.7%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2017, the Company owned 342 buildings in 37 states with approximately 67.7 million rentable square feet, consisting of 274 warehouse/distribution buildings, 53 light manufacturing buildings, 14 flex/office buildings, and one building in redevelopment. The Company’s buildings were approximately 94.0% leased to 296 tenants as of June 30, 2017.

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

In May of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018.

In February of 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard was issued as part of the new revenue standard (ASU 2014-09, as discussed below), and defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. As a result of the new guidance, the guidance specific to real estate sales in Subtopic 360-20 will be eliminated, and sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This standard is effective at the same time an entity adopts ASU 2014-09, and either the full retrospective approach or the modified retrospective approach may be used. The adoption of ASU 2017-05 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018.

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

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company elected to early adopt this standard effective July 1, 2016, and the effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was an increase in net cash provided by operating activities of approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2016 and a corresponding increase in net cash used in financing activities for the three and six months ended June 30, 2016 related to the payment of loan prepayment fees and costs.

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

Tenant Accounts Receivable, net

As of June 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $0.3 million and $0.2 million, respectively.

As of June 30, 2017 and December 31, 2016, the Company had accrued rental income of approximately $21.2 million and $18.4 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had an allowance on accrued rental income of $0 and $0, respectively.

As of June 30, 2017 and December 31, 2016, the Company had approximately $11.8 million and $9.0 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the Company had approximately $6.7 million and $5.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.4 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of June 30, 2017 and December 31, 2016, the Company's total liability associated with these lease security deposits was approximately $7.1 million and $5.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of June 30, 2017 and December 31, 2016, the Company had approximately $13,000 and $48,000, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $3.0 million, $6.2 million, $2.6 million and $5.2 million for the three and six months ended June 30, 2017 and June 30, 2016, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

On March 27, 2017, the tenant at the Buena Vista, VA property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective March 31, 2018 and required the tenant to pay a termination fee of approximately $0.5 million. The termination fee is being recognized on a straight-line basis from March 27, 2017 through the relinquishment of the space on March 31, 2018. The termination fee income of approximately $0.1 million and $0.2 million is included in rental income on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2017.

On February 9, 2017, the Company entered into a lease termination agreement with the tenant located at the Belvidere, IL building. The agreement provided that the tenant’s lease terminate effective February 9, 2017 and required the tenant to pay a termination fee of $54,000. The full termination fee was recognized on February 9, 2017 and is included in rental income on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2017.

Approximately $0.2 million and $0.4 million of termination fee income related to the Golden, CO property, the tenant at which exercised its termination option on December 21, 2016, is included in rental income on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $0.2 million, $0.2 million, $20,000 and $31,000 for the three and six months ended June 30, 2017 and June 30, 2016, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.2 million, $0.4 million, $0.3 million and $0.5 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, respectively.

Uncertain Tax Positions

As of June 30, 2017 and December 31, 2016, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2017 and December 31, 2016.

Rental Property (in thousands)	June 30, 2017		December 31, 2016
Land	$310,753		$272,162
Buildings, net of accumulated depreciation of $143,410 and $125,971, respectively	1,636,660	(1)	1,408,406	(1)
Tenant improvements, net of accumulated depreciation of $30,179 and $28,388, respectively	27,939		24,974
Building and land improvements, net of accumulated depreciation of $43,728 and $33,054, respectively	127,214		107,463
Construction in progress	8,587		9,298
Deferred leasing intangibles, net of accumulated amortization of $257,790 and $237,456, respectively	322,503		294,533
Total rental property, net	$2,433,656		$2,116,836

(1)	Includes one building in redevelopment.

Acquisitions

The following table summarizes the acquisitions of the Company during the three and six months ended June 30, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	$99,787
Waukegan, IL	261,075	2	$13,850
Gaffney, SC	226,968	1	7,200
Dayton, OH	569,966	1	29,750
Belvidere, IL	336,204	1	22,867
San Diego, CA	205,440	1	19,362
Edwardsville, KS	270,869	1	16,270
Pedricktown, NJ	245,749	1	16,000
Walton, KY	224,921	1	11,450
Rock Hill, SC	275,000	1	6,675
Laredo, TX	206,810	1	13,500
Clinton, PA	297,200	1	23,650
Batavia, IL	102,500	1	5,900
Wallingford, CT	105,000	1	8,200
Rockwall, TX	389,546	1	28,600
Houston, TX	232,800	3	25,000
Lebanon, PA	211,358	1	7,950
Maple Grove, MN	108,628	1	10,031
Romulus, MI	303,760	1	19,351
Three months ended June 30, 2017	4,573,794	21	$285,606
Six months ended June 30, 2017	6,908,416	32	$385,393

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2017 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$39,900	N/A
Buildings	251,574	N/A
Tenant improvements	6,382	N/A
Building and land improvements	22,754	N/A
Deferred leasing intangibles - In-place leases	40,857	8.9
Deferred leasing intangibles - Tenant relationships	16,260	11.2
Deferred leasing intangibles - Above market leases	11,478	11.5
Deferred leasing intangibles - Below market leases	(3,812)	9.0
Total purchase price	$385,393

On May 31, 2017, the Company acquired a property located in San Diego, CA for approximately $19.4 million. As partial consideration for the property acquired, the Company granted 687,827 Other Common Units with a fair value of approximately $18.6 million. For a discussion of the method used to determine the fair value of the Other Common Units issued, see Note 7.

The table below sets forth the results of operations for the three and six months ended June 30, 2017, for the properties acquired during the six months ended June 30, 2017, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Total revenue	$4,174	$5,611
Property acquisition costs	$2,615	$3,208
Net loss	$2,430	$3,099

The following tables set forth pro forma information for the six months ended June 30, 2017 and June 30, 2016. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands)(1)	Six months ended June 30, 2017	Six months ended June 30, 2016
Total revenue	$151,746	$135,955
Net income (loss)(2)	$5,757	$(4,201)
Net income (loss) attributable to common stockholders	$658	$(10,738)

(1)
The unaudited pro forma information for the six months ended June 30, 2017 and June 30, 2016 is presented as if the properties acquired during the six months ended June 30, 2017 and June 30, 2016 were completed on January 1, 2016 and January 1, 2015, respectively.

(2)
The net income for the six months ended June 30, 2017 excludes approximately $3.2 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2017, and the net income for the six months ended June 30, 2016 was adjusted to include these acquisition costs. Net income for the six months ended June 30, 2016 excludes approximately $1.0 million of property acquisition costs related to the acquisition of buildings that closed during the six months ended June 30, 2016.

Dispositions

During the six months ended June 30, 2017, the Company sold four buildings comprised of approximately 0.2 million square feet with a net book value of approximately $8.6 million to third parties. These buildings contributed approximately $15,000 to revenue (exclusive of acceleration of straight line rent) and approximately $0.1 million to net loss (exclusive of acceleration of straight line rent and gain on the sales of rental property, net) for the six months ended June 30, 2017. Net proceeds from the sales of rental property were approximately $10.3 million and the Company recognized a gain on the sales of rental property, net of approximately $1.7 million for the six months ended June 30, 2017. These dispositions were accounted for under the full accrual method.

Assets Held for Sale

As of June 30, 2017, the related land, building and improvements, net, and deferred leasing intangibles, net, for two buildings located in Milwaukee, WI were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets.

Involuntary Conversion

During the three and six months ended June 30, 2017, the Company wrote down a building in the amount of approximately $0.2 million and $0.8 million, respectively, related to the involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event is approximately $1.5 million as of June 30, 2017. The Company recognized a loss on involuntary conversion of approximately $0 and $0.3 million during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, the remaining proceeds receivable from the insurance company are estimated to be approximately $0.8 million, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$78,476	$(34,009)	$44,467	$70,668	$(32,868)	$37,800
Other intangible lease assets	501,817	(223,781)	278,036	461,321	(204,588)	256,733
Total deferred leasing intangible assets	$580,293	$(257,790)	$322,503	$531,989	$(237,456)	$294,533

Below market leases	$34,175	$(12,278)	$21,897	$30,791	$(10,450)	$20,341
Total deferred leasing intangible liabilities	$34,175	$(12,278)	$21,897	$30,791	$(10,450)	$20,341

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2017	2016	2017	2016
Net decrease to rental income related to above and below market lease amortization	$1,259	$1,521	$2,555	$3,187
Amortization expense related to other intangible lease assets	$17,420	$16,346	$35,813	$32,259

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of June 30, 2017.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2017	$34,702	$2,583
2018	$58,161	$4,211
2019	$45,676	$3,506
2020	$35,970	$3,104
2021	$26,620	$1,854

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2017 and December 31, 2016.

Loan	Principal Outstanding as of June 30, 2017 (in thousands)	Principal Outstanding as of December 31, 2016 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$130,000	$28,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	130,000	28,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,046)	(3,392)
Total carrying value unsecured term loans	446,954	446,608

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,899)	(2,034)
Total carrying value unsecured notes	398,101	397,966

Mortgage notes (secured debt):
Union Fidelity Life Insurance Company	—	5,384	5.81%	Apr-30-2017	iii
Webster Bank, National Association	—	2,853	3.66%	May-29-2017	iv
Webster Bank, National Association	—	3,073	3.64%	May-31-2017	iv
Wells Fargo, National Association	—	4,043	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	35,012	35,320	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	36,539	36,892	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	16,004	16,141	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	55,778	56,608	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	3,960	4,012	4.78%	Dec-15-2023	iv
Total mortgage notes	147,293	164,326
Total unamortized fair market value premiums	66	112
Less: Total unamortized deferred financing fees and debt issuance costs	(718)	(873)
Total carrying value mortgage notes	146,641	163,565
Total / weighted average interest rate (4)	$1,121,696	$1,036,139	3.62%

(1)
Current interest rate as of June 30, 2017. At June 30, 2017, the one-month LIBOR (“L”) was 1.22389%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)
The capacity of the unsecured credit facility is currently $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.0 million and $2.3 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

(4)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2017 was approximately $314.4 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.4 million and $5.7 million as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2017	2016	2017	2016
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$504	$401	$1,007	$780
Facility fees and unused fees	$278	$344	$553	$688

On May 30, 2017, the mortgage note held with Wells Fargo, National Association, in which the property located in Yorkville, WI served as collateral for the mortgage note, was paid in full.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2017 and December 31, 2016 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $207.3 million and $229.9 million at June 30, 2017 and December 31, 2016, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 1.77% to 4.23% and 1.92% to 4.85% at June 30, 2017 and December 31, 2016, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of June 30, 2017 and December 31, 2016 (in thousands).

	June 30, 2017		December 31, 2016
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$130,000	$130,000	$28,000	$28,000
Unsecured term loans	450,000	450,000	450,000	450,000
Unsecured notes	400,000	417,932	400,000	399,091
Mortgage notes	147,293	149,236	164,326	166,099
Total principal amount	1,127,293	$1,147,168	1,042,326	$1,043,190
Add: Total unamortized fair market value premiums	66		112
Less: Total unamortized deferred financing fees and debt issuance costs	(5,663)		(6,299)
Total carrying value	$1,121,696		$1,036,139

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

The following table details the Company’s outstanding interest rate swaps as of June 30, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$23	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$24	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$177	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(102)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(65)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(254)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$238	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$466	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$329	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$230	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$137	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$19	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$17	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,605)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$1	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(166)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(355)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(408)	2.5300%	One-month L	Mar-31-2022

The fair value of the interest rate swaps outstanding as of June 30, 2017 and December 31, 2016 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2017	Fair Value June 30, 2017	Notional Amount December 31, 2016	Fair Value December 31, 2016
Interest rate swaps-Asset	$350,000	$1,701	$300,000	$1,471
Interest rate swaps-Liability	$325,000	$(2,955)	$375,000	$(2,438)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three and six months ended June 30, 2017 and June 30, 2016, the Company recorded a gain (loss) of approximately $(0.1) million, $27,000, $0 and $0, respectively, of hedge ineffectiveness in earnings due to short-term, partial mismatches in notional amounts.

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

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amount of loss recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$1,956	$5,797	$1,442	$18,365
Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$446	$729	$1,144	$1,474
Amount of gain (loss) recognized in interest expense (ineffective portion)	$(129)	$—	$27	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of approximately $2.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of June 30, 2017, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at June 30, 2017, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $2.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements as of June 30, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,701	$—	$1,701	$—
Interest rate swaps-Liability	$(2,955)	$—	$(2,955)	$—

		Fair Value Measurements as of December 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,471	$—	$1,471	$—
Interest rate swaps-Liability	$(2,438)	$—	$(2,438)	$—

6. Equity

Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of June 30, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock")	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the six months ended June 30, 2017 and the year ended December 31, 2016.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
June 30	May 1, 2017	$0.4140625	$0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$0.8281250	$0.8593750

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

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

On July 31, 2017, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending September 30, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering program as of June 30, 2017.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2017 (in thousands)
2017 $300 million ATM	April 7, 2017	$300,000	$142,831

The tables below set forth the activity under the ATM common stock offering programs during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively (in thousands, except share data).

	Six months ended June 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	5,956,759	$26.38	$157,169	$1,851	$155,318
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	10,756,543	$25.51	$274,385	$3,455	$270,930

(1)	This program ended before June 30, 2017.

	Year ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM(1)	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	171,782	2,429	169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	These programs ended before June 30, 2017.

Subsequent to June 30, 2017, the Company sold 783,718 shares under its ATM common stock offering programs for gross proceeds of approximately $21.3 million.

Dividends

The table below sets forth the dividends attributable to the common stock that were declared or paid during the six months ended June 30, 2017 and the year ended December 31, 2016.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
September 30	May 1, 2017	September 29, 2017	$0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.052502

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
December 31	August 1, 2016	December 30, 2016	$0.115833	January 17, 2017
November 30	August 1, 2016	November 30, 2016	0.115833	December 15, 2016
October 31	August 1, 2016	October 31, 2016	0.115833	November 15, 2016
September 30	May 2, 2016	September 30, 2016	0.115833	October 17, 2016
August 31	May 2, 2016	August 31, 2016	0.115833	September 15, 2016
July 31	May 2, 2016	July 29, 2016	0.115833	August 15, 2016
June 30	February 22, 2016	June 30, 2016	0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$1.389996

On July 31, 2017, the Company’s board of directors declared the common stock dividend for the months ending October 31, 2017, November 30, 2017 and December 31, 2017 at a monthly rate of $0.1175 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 6, 2017, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2018. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the six months ended June 30, 2017 and the year ended December 31, 2016.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2015	271,115
Granted	101,289	(1)
Vested	(98,746)
Forfeited	(1,321)
Balance at December 31, 2016	272,337
Granted	75,001	(2)
Vested	(109,209)
Forfeited	(922)
Balance at June 30, 2017	237,207

(1)	The grant date fair value per share was $17.98.

(2)	The grant date fair value per share was $24.41.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2017 was approximately $3.9 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock vested during the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Vested restricted shares of common stock	—	14,410	109,209	98,746
Fair value of vested restricted shares of common stock (in thousands)	$—	$291	$2,615	$1,813

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the six months ended June 30, 2017 and the year ended December 31, 2016.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(227,831)	227,831	—	N/A
Redemptions from Other Common Units to common stock	—	(297,006)	(297,006)	N/A
Balance at June 30, 2017	1,474,924	2,676,017	4,150,941	4.3%

LTIP Units

LTIP units granted on January 6, 2017 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2018. LTIP units granted on January 6, 2017 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2017.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2017.

LTIP Units	Assumptions
Grant date	January 6, 2017
Expected term (years)	10
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$2,924
LTIP units at issuance	126,239
Fair value unit price per LTIP unit at issuance	$23.16

The following table summarizes activity related to the Company’s unvested LTIP units for the six months ended June 30, 2017 and the year ended December 31, 2016.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(112,874)
Forfeited	—
Balance at June 30, 2017	416,788

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2017 was approximately $7.1 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units vested during the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Vested LTIP units	45,204	45,874	112,874	216,151
Fair value of vested LTIP units (in thousands)	$1,248	$1,092	$2,911	$4,181

Other Common Units

As partial consideration for a property acquired on May 31, 2017, the Company granted 687,827 Other Common Units with a fair value of approximately $18.6 million. The number of Other Common Units granted was calculated based on the trailing five-day average common stock closing price ending on the second business day that immediately preceded the grant date. The fair value of the Other Common Units granted was calculated based on the Company's closing stock price on the New York Stock Exchange on the grant date multiplied by the number of Other Common Units granted. The issuance of the Other Common Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the holders of the Other Common Units. Subject to certain restrictions, the Other Common Units may be redeemed for cash or, at the Company’s election, common stock on a one-for-one basis, subject to adjustment, as provided in the operating partnership agreement.

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing the performance units granted during the six months ended June 30, 2017.

Performance Units	Assumptions
Grant date	January 6, 2017
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of performance units grant (in thousands)	$2,882

The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The unrecognized compensation expense associated with the Company's performance units and outperformance program (collectively, "Performance-based Compensation Plans") at June 30, 2017 was approximately $4.2 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s board of directors’ compensation for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2017	2016	2017	2016
Restricted shares of common stock	$590	$534	$1,182	$1,092
LTIP units	1,171	1,098	2,341	3,893	(1)
Performance-based Compensation Plans	537	322	1,074	494
Board of directors compensation (2)	90	90	178	170
Total non-cash compensation expense	$2,388	$2,044	$4,775	$5,649

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the six months ended June 30, 2016 associated with the severance cost of a former executive officer.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2017 and June 30, 2016. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three and six months ended June 30, 2017 and June 30, 2016, there were 237,382, 238,598, 275,426 and 280,442, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except share data)	2017	2016	2017	2016
Numerator
Net income (loss)	$1,368	$(9,941)	$1,437	$2,391
Less: preferred stock dividends	2,448	4,001	4,897	6,913
Less: amount allocated to participating securities	83	95	166	195
Less: loss attributable to noncontrolling interest after preferred stock dividends	(44)	(718)	(145)	(232)
Net loss attributable to common stockholders	$(1,119)	$(13,319)	$(3,481)	$(4,485)
Denominator
Weighted average common shares outstanding — basic and diluted(1)	88,181,117	67,910,361	85,012,106	67,899,789
Net loss per share
Net loss per share — basic and diluted	$(0.01)	$(0.20)	$(0.04)	$(0.07)

(1)
During the three and six months ended June 30, 2017 and June 30, 2016, there were 237,382, 238,598, 275,426 and 280,442, respectively, unvested shares of restricted common stock on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2017 and June 30, 2016, there were 670,419, 666,213, 258,904, and 163,593, respectively, unvested Performance-based Compensation Plans on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

The Company is subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC. The measurement period for the incentive fee ended on May 31, 2017. The final valuation of the incentive fee is subject to three independent appraisals and is expected to be finalized during the three months ending September 30, 2017. As of June 30, 2017 and December 31, 2016, the estimated fair value of the incentive fee was approximately $0.9 million and $0, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Incentive fee expense of approximately $0.9 million, $0.9 million, $0, and $0 for the three and six months ended June 30, 2017 and June 30, 2016, respectively, is included in other expenses on the accompanying Consolidated Statements of Operations. The estimated fair value as of June 30, 2017 was calculated using the direct cap method under the income approach using capitalization rates of 6.5% to 9.25%, which are Level 3 inputs. The estimated fair value as of December 31, 2016 was calculated using the discounted cash flow method under the income approach using the following Level 3 inputs: discount rates of 8.0% to 12.0% and exit capitalization rates of 7.0% to 12.0%.

The Company has letters of credit of approximately $5.6 million as of June 30, 2017 related to development projects and certain lease agreements in which the Company is the lessee.

11. Subsequent Events

The following non-recognized subsequent events were noted.

On July 28, 2017, the Company entered into a $150.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.3% at current leverage levels and matures on January 4, 2023. On July 28, 2017, the Company entered into an amendment to its unsecured credit facility agreement and amendments to its unsecured term loan agreements to conform certain provisions to the new term loan agreement. On July 20, 2017, the Company entered into five interest rate swaps with a total notional amount of $150.0 million to fix LIBOR at 1.8488% on the new unsecured term loan. The interest rate swaps will become effective on October 30, 2017 and expire on January 4, 2023.

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company in which multiple properties served as collateral for the mortgage notes, were paid in full.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

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

Overview

We are a REIT focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. We (i) identify primarily single-tenant industrial properties that create relative value investments across all locations, lease terms, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “STAG.”

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

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of June 30, 2017 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) multiplied by 12. If a tenant is in a free rent period as of June 30, 2017, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of continued slow economic growth, some uncertainty regarding the new U.S. presidential administration and its policy initiatives, and continued asset appreciation. The federal funds target rate was raised 25 basis points in June 2017; however, the target rate remains very low, in a range of 1.00% to 1.25%. This range aligns with the Central Bank’s consistent commentary that future rate increases would be gradual and rates would likely remain historically low for an extended period of time. At the same time, its most recent commentary suggested increasing comfort with adjusting rates again in the near future. If interest rates were to rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply/demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

The new U.S. presidential administration's first five months have been active, however, the administration has faced difficulty implementing its initiatives. So far, there have been no significant legislative changes related to policy promises. The positive capital market movement since the election appears to indicate net favorable expectations in key areas, including corporate tax, healthcare, regulation, infrastructure, and trade. Other notable items with economic impact include the continued relative strength of the U.S. dollar versus competing currencies (including the euro and pound), the continued relatively low oil prices, and Brexit. The U. S. dollar weakened in the first half of 2017, but remains historically strong. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively, which support U.S. subsidiaries and U.S. industrial properties. Oil price declines over the past two years and the lack of a sustained rebound in price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In June 2016, the passing of the U.K.’s referendum to separate itself from the European Union, known as Brexit, was a major surprise to the markets. The U.K.'s formal withdrawal process commenced in March 2017. The country’s progress in renegotiating financial and economic relationships with the European Union and the resulting outcomes will take many years to unfold. We believe our direct exposure to the U.K. market is limited. Of our tenants that do have direct exposure to the U.K., we believe they are well-diversified businesses. We will continue to monitor these trends for short-term and long-term impacts to our business.

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

Economic Indicators(1)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
GDP Growth Rate	2.6%	1.2%	2.1%	3.5%	1.4%
Unemployment Rate	4.4%	4.5%	4.7%	4.9%	4.9%
Change in Non-Farm Employment (in thousands)	222	50	155	249	297
Consumer Confidence Index	118.9	125.6	113.3	104.1	97.4
ISM(2)	57.8%	57.2%	54.5%	51.7%	52.8%
10-year Treasury Yield	2.31%	2.40%	2.45%	1.60%	1.49%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	16,811	16,918	18,702	18,059	17,161
Manufacturing New Orders: Durable Goods (in millions)	245,568	232,817	223,681	220,333	211,453

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

Currently, the GDP growth rate, growing non-farm employment, level of U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. At the end of June, the ISM level grew to its highest level since August 2014 and consumer confidence remained strong, which coincides with the average consumer FICO score reaching an all-time high. These factors, combined with an expanding job count and ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. The strong U.S. dollar means that U.S. consumers may be purchasing a relatively larger amount of imported goods and that U.S. companies are likely to lower their rate of exports. This is likely to be a net positive for industrial real estate demand as imports tend to lead to greater net absorption than do exports.

From a corporate credit perspective, we expect U.S. default rates to be stable to declining for the remainder of the year behind positive economic growth. Standard & Poor’s trailing 12-month June 2017 U.S. speculative grade corporate default rate declined to 3.8% compared to 4.1% at March 2017 as oil and gas defaults decreased. We continue to watch the energy sector as well as closely monitor both the retail sector due to stress around apparel and department stores, and the automotive industry, given light vehicle sales are projected to decline for full year 2017. We believe improving commodity markets and capital markets stability will be important in supporting this outlook. We also note that many large multinational companies are experiencing weak organic growth, primarily due to slow economic growth, negative currency effects and commodity price deflation. We believe the combination of these observations signals some caution in underlying economic strength, however, we still expect an increase in industrial activity and demand for industrial space in the foreseeable future given expected job growth, low-interest rate environment, and GDP growth.

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

Furthermore, the lack of material speculative development and the broader failure of supply to keep pace with demand in many of our markets has improved and may modestly further improve occupancy levels and rental rates in our portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly. We have started to see a notable pick-up in development activity in a growing number of the more active industrial markets, and we believe this may be beginning to take a firmer hold on a broader scale. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2017, our Operating Portfolio was approximately 94.8% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 6.4% and 8.2% during the three and six months ended June 30, 2017. We define our Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment. Our Operating Portfolio also excludes billboard, parking lot and cell tower leases. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the three and six months ended June 30, 2017. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Rent Change(2)	GAAP Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended June 30, 2017
New leases(6)	390,316	$4.13	$4.33	$1.08	(7.7)%	(2.5)%	3.4	$0.02
Renewal leases(7)	2,865,561	4.01	4.15	0.89	(2.4)%	7.0%	6.1	0.71
Total/weighted average	3,255,877	$4.02	$4.17	$0.91	(2.7)%	6.4%	5.8	$0.63
Six months ended June 30, 2017
New leases(6)	1,289,221	$4.19	$4.35	$1.77	4.3%	8.6%	4.3	$0.12
Renewal leases(7)	5,541,526	3.81	3.96	0.64	0.2%	8.1%	5.6	0.43
Total/weighted average	6,830,747	$3.88	$4.03	$0.85	0.9%	8.2%	5.3	$0.37

(1)
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

(3)	We define GAAP Rent Change as the percentage change in the average base rent over the contractual lease term (excluding above/below market lease amortization) of the Comparable Lease.

(4)	We define Weighted Average Lease Term as the contractual lease term in years as of the lease start date weighted by square footage.

(5)	Represents the total concession (free rent) for the entire lease term.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 10.0% of our annualized base rental revenue will expire during the period from July 1, 2017 to June 30, 2018, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period July 1, 2017 to June 30, 2018, thereby resulting in lower revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of June 30, 2017, plus available space, for each of the ten calendar years beginning with 2017 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,042,128	—	$—	—
Month-to-month leases	5	182,388	0.3%	568	0.2%
Remainder of 2017	15	1,523,877	2.4%	6,677	2.6%
2018	56	9,183,635	14.4%	36,143	13.9%
2019	55	9,393,033	14.7%	37,747	14.5%
2020	44	8,928,712	14.0%	37,688	14.5%
2021	49	8,188,145	12.9%	34,903	13.4%
2022	42	5,137,960	8.1%	22,104	8.5%
2023	22	5,095,801	8.0%	17,740	6.8%
2024	12	2,802,081	4.4%	11,184	4.3%
2025	13	2,334,842	3.7%	9,733	3.8%
2026	19	4,247,652	6.7%	16,127	6.2%
Thereafter	28	6,615,310	10.4%	29,208	11.3%
Total/weighted average	360	67,675,564	100.0%	$259,822	100.0%

As of June 30, 2017, for the period July 1, 2017 to June 30, 2018, none of our top ten leases based on June 30, 2017 annualized base rental revenue will be expiring.

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of June 30, 2017.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	274	60,590,490	89.5%	94.6%	$229,343	88.3%
Light Manufacturing	53	5,841,973	8.6%	97.2%	23,224	8.9%
Total Operating Portfolio	327	66,432,463	98.1%	94.8%	$252,567	97.2%

Redevelopment	1	307,315	0.5%	—%	—	—%
Flex/Office	14	935,786	1.4%	69.0%	7,255	2.8%
Total portfolio/weighted average	342	67,675,564	100.0%	94.0%	$259,822	100.0%

(1)	We define Occupancy Rate as the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period.

Portfolio Acquisitions

The following table summarizes our acquisitions during the six months ended June 30, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	$99,787
Waukegan, IL	261,075	2	$13,850
Gaffney, SC	226,968	1	7,200
Dayton, OH	569,966	1	29,750
Belvidere, IL	336,204	1	22,867
San Diego, CA	205,440	1	19,362
Edwardsville, KS	270,869	1	16,270
Pedricktown, NJ	245,749	1	16,000
Walton, KY	224,921	1	11,450
Rock Hill, SC	275,000	1	6,675
Laredo, TX	206,810	1	13,500
Clinton, PA	297,200	1	23,650
Batavia, IL	102,500	1	5,900
Wallingford, CT	105,000	1	8,200
Rockwall, TX	389,546	1	28,600
Houston, TX	232,800	3	25,000
Lebanon, PA	211,358	1	7,950
Maple Grove, MN	108,628	1	10,031
Romulus, MI	303,760	1	19,351
Three months ended June 30, 2017	4,573,794	21	$285,606
Six months ended June 30, 2017	6,908,416	32	$385,393

Portfolio Dispositions

During the six months ended June 30, 2017, we sold four buildings comprised of approximately 0.2 million square feet with a net book value of approximately $8.6 million to third parties. These buildings contributed approximately $15,000 to revenue (exclusive of acceleration of straight line rent) and approximately $0.1 million to net loss (exclusive of acceleration of straight line rent and gain on the sales of rental property, net) for the six months ended June 30, 2017. Net proceeds from the sales of rental property were approximately $10.3 million and we recognized a gain on the sales of rental property, net of approximately $1.7 million for the six months ended June 30, 2017. These dispositions were accounted for under the full accrual method.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2017.

Market (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.5%
Chicago, IL	9.0%
Greenville/Spartanburg, SC	4.5%
Milwaukee/Madison, WI	3.7%
Cincinnati/Dayton, OH	3.6%
Charlotte, NC	3.5%
Detroit, MI	3.1%
West Michigan, MI	2.8%
Westchester/So Connecticut, CT/NY	2.5%
Cleveland, OH	2.3%
Total	44.5%
(1) As defined by CoStar Realty Information Inc.

Buildings by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets. As of June 30, 2017, our Operating Portfolio investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Operating Portfolio Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	84	17,528,950	26.4%	92.7%	$71,195	28.2%
Secondary (25 million to 200 million net rentable square feet)	198	41,875,293	63.0%	96.4%	157,908	62.5%
Tertiary (less than 25 million net rentable square feet)	45	7,028,220	10.6%	90.8%	23,464	9.3%
Total/weighted average	327	66,432,463	100.0%	94.8%	$252,567	100.0%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2017.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	14.0%
Air Freight & Logistics	12.5%
Ind Equip, Component & Metals	11.0%
Containers & Packaging	10.2%
Food & Beverages	8.4%
Retail	6.3%
Household Durables	5.2%
Personal Products	5.2%
Business Services	5.2%
Building Materials	3.9%
Total	81.9%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2017.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.7%
XPO Logistics	4	2.1%
Deckers Outdoor	2	1.6%
TriMas Corporation	4	1.5%
Solo Cup	1	1.5%
FedEx	3	1.0%
Generation Brands	1	1.0%
DHL	3	1.0%
Perrigo	2	0.9%
American Tire Distributors Inc	4	0.9%
Total	25	14.2%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of June 30, 2017.

Top Ten Leases	% of Total Annualized Base Rental Revenue
General Service Administration	2.7%
Solo Cup	1.5%
XPO Logistics	1.1%
Generation Brands	1.0%
Deckers Outdoor	0.9%
Spencer Gifts, LLC	0.9%
Closetmaid Corporation	0.8%
Jo-Ann Stores, LLC	0.8%
STP Products Manufacturing Com	0.7%
Archway Marketing Serv., Inc.	0.7%
Total	11.1%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit underwriting help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our Operating Portfolio tenant retention during the six months ended June 30, 2017.

Quarter ended 2017	Retention %(1)	Weighted Average Lease Term (years)	Expiring Square Feet	Renewal Square Feet(2)	Cash Rent Change	GAAP Rent Change
June 30	60.2%	6.0	1,804,836	1,085,796	(1.3)%	2.2%
March 31	51.3%	3.4	1,185,453	607,608	13.4%	23.6%
Total/weighted average	56.6%	5.1	2,990,289	1,693,404	4.5%	10.3%

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

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Our results of operations are affected by the acquisition and disposition activity during the 2017 and 2016 periods as described below. The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings placed in service after April 1, 2016. On June 30, 2017, we owned 248 industrial buildings consisting of approximately 49.3 million square feet, which represents approximately 72.9% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.4% to 94.5% as of June 30, 2017 compared to 95.9% as of June 30, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2017 and June 30, 2016 with respect to the buildings acquired and disposed of or placed into service after April 1, 2016 and our flex/office buildings, redevelopment buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$46,208	$46,069	$139	0.3%	$12,728	$3,364	$2,790	$2,282	$61,726	$51,715	$10,011	19.4%
Tenant recoveries	7,879	7,204	675	9.4%	1,898	661	624	589	10,401	8,454	1,947	23.0%
Other income	51	5	46	920.0%	1	1	14	67	66	73	(7)	(9.6)%
Total operating revenue	54,138	53,278	860	1.6%	14,627	4,026	3,428	2,938	72,193	60,242	11,951	19.8%
Expenses
Property	10,180	9,536	644	6.8%	2,249	1,034	1,206	1,189	13,635	11,759	1,876	16.0%
Net operating income (2)	$43,958	$43,742	$216	0.5%	$12,378	$2,992	$2,222	$1,749	58,558	48,483	10,075	20.8%
Other expenses
General and administrative									7,939	7,751	188	2.4%
Property acquisition costs									2,558	583	1,975	338.8%
Depreciation and amortization									36,147	30,487	5,660	18.6%
Loss on impairments									—	11,231	(11,231)	(100.0)%
Other expenses									1,250	318	932	293.1%
Total other expenses									47,894	50,370	(2,476)	(4.9)%
Total expenses									61,529	62,129	(600)	(1.0)%
Other income (expense)
Interest income									3	2	1	50.0%
Interest expense									(10,634)	(10,490)	(144)	1.4%
Loss on extinguishment of debt									(2)	(839)	837	(99.8)%
Gain on the sales of rental property, net									1,337	3,273	(1,936)	(59.2)%
Total other income (expense)									(9,296)	(8,054)	(1,242)	15.4%
Net income (loss)									$1,368	$(9,941)	$11,309	113.8%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after April 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the three months ended June 30, 2017 and June 30, 2016 was $58.5 million and $48.4 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income (Loss)

Net income (loss) for our total portfolio increased by $11.3 million or 113.8% to a net income position of $1.4 million for the three months ended June 30, 2017, compared to a net loss position of $9.9 million for the three months ended June 30, 2016.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, termination income, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

For a detailed reconciliation of our same store total operating revenue to net income (loss), see the table above.

Same store rental income increased by $0.1 million or 0.3% to $46.2 million for the three months ended June 30, 2017 compared to $46.1 million for the three months ended June 30, 2016. Approximately $1.1 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.2 million due to a net decrease in the amortization of net above market leases and approximately $0.4 million due to the recognition of straight-line income from termination fees at certain buildings, including our Buena Vista, VA and Golden, CO buildings, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $1.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.7 million or 9.4% to $7.9 million for the three months ended June 30, 2017 compared to $7.2 million for the three months ended June 30, 2016. Approximately $1.0 million of the increase is primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.3 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income (loss), see the table above.

Total same store operating expenses increased by $0.6 million or 6.8% to $10.2 million for the three months ended June 30, 2017 compared to $9.5 million for the three months ended June 30, 2016. This increase is primarily related to increases in real estate taxes levied by the related taxing authority of approximately $0.4 million, as well as in increase of approximately $0.2 million in general repairs and maintenance and utilities expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income (loss), see the table above.

Subsequent to April 1, 2016, we acquired 74 buildings consisting of approximately 16.5 million square feet, and sold 24 buildings consisting of approximately 3.2 million square feet. For the three months ended June 30, 2017 and June 30, 2016, the buildings acquired after April 1, 2016 contributed approximately $12.4 million and $0.8 million to NOI, respectively. For the three months ended June 30, 2017 and June 30, 2016, the buildings sold after April 1, 2016 contributed approximately $(47,000) and $2.2 million to net operating income (loss), respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, buildings under development, buildings classified as held for sale, and buildings placed in service after April 1, 2016. It also includes asset management fee income, which is separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our other net operating income to net income (loss), see the table above.

At June 30, 2017, we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, two buildings consisting of approximately 0.1 million square feet that were classified as held for sale, one redevelopment building consisting of approximately 0.3 million square feet, and two buildings consisting of approximately 0.5 million square feet that were placed into service after April 1, 2016. These buildings contributed approximately $2.2 million and $1.7 million to NOI for the three months ended June 30, 2017 and June 30, 2016, respectively. Additionally, we earned approximately $13,000 and $65,000 in asset management fee income for the three months ended June 30, 2017 and June 30, 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses decreased $2.5 million or 4.9% for the three months ended June 30, 2017 to $47.9 million compared to $50.4 million for the three months ended June 30, 2016. The decrease is primarily attributable to a decrease in loss on impairments as there were none recognized during the three months ended June 30, 2017, whereas there were nine buildings impaired for the three months ended June 30, 2016 for a loss of approximately $11.2 million. This decrease was partially offset by an increase in depreciation and amortization of approximately $5.7 million as a result of buildings acquired which increased the depreciable asset base. Property acquisition costs increased approximately $2.0 million due to increased acquisition volume during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Other expenses also increased approximately $0.9 million which is primarily attributable to the estimated fair value of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC as discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements. Additionally, general and administrative expenses increased approximately $0.2 million primarily due to an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors and other general and administrative expenses.

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

Total net other expense increased $1.2 million or 15.4% to a $9.3 million for the three months ended June 30, 2017 compared to $8.1 million for the three months ended June 30, 2016. This increase is primarily the result of a decrease in the gain on the sales of rental property of approximately $1.9 million due to decreased disposition volume during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally there was a decrease in interest expense of approximately $0.1 million which was primarily related to a loss on hedge ineffectiveness of approximately $0.1 million for the three months ended June 30, 2017, whereas there was no hedge ineffectiveness for the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Our results of operations are affected by the acquisition and disposition activity during the 2017 and 2016 periods as described below. The following discussion of our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings placed in service after January 1, 2016. On June 30, 2017, we owned 245 industrial buildings consisting of approximately 48.9 million square feet, which represents approximately 72.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.5% to 94.4% as of June 30, 2017 compared to 95.9% as of June 30, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2017 and June 30, 2016 with respect to the buildings acquired and disposed of or placed into service after January 1, 2016 and our flex/office buildings, redevelopment buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$91,721	$91,159	$562	0.6%	$24,947	$7,291	$4,280	$4,614	$120,948	$103,064	$17,884	17.4%
Tenant recoveries	15,645	14,828	817	5.5%	3,806	1,623	1,135	1,445	20,586	17,896	2,690	15.0%
Other income	62	41	21	51.2%	33	1	44	112	139	$154	(15)	(9.7)%
Total operating revenue	107,428	106,028	1,400	1.3%	28,786	8,915	5,459	6,171	141,673	121,114	20,559	17.0%
Expenses
Property	20,151	19,063	1,088	5.7%	4,328	2,700	2,432	2,651	26,911	24,414	2,497	10.2%
Net operating income (2)	$87,277	$86,965	$312	0.4%	$24,458	$6,215	$3,027	$3,520	$114,762	$96,700	$18,062	18.7%
Other expenses
General and administrative									16,710	18,770	(2,060)	(11.0)%
Property acquisition costs									3,298	1,135	2,163	190.6%
Depreciation and amortization									72,100	60,236	11,864	19.7%
Loss on impairments									—	11,231	(11,231)	(100.0)%
Loss on involuntary conversion									330	—	330	100.0%
Other expenses									1,444	578	866	149.8%
Total other expenses									93,882	91,950	1,932	2.1%
Total expenses									120,793	116,364	4,429	3.8%
Other income (expense)
Interest income									8	5	3	60.0%
Interest expense									(21,111)	(21,337)	226	(1.1)%
Loss on extinguishment of debt									(2)	(1,973)	1,971	(99.9)%
Gain on the sales of rental property, net									1,662	20,946	(19,284)	(92.1)%
Total other income (expense)									$(19,443)	$(2,359)	$(17,084)	724.2%
Net income									$1,437	$2,391	$(954)	(39.9)%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after January 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the six months ended June 30, 2017 and June 30, 2016 was $114.7 million and $96.6 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $1.0 million or 39.9% to $1.4 million for the six months ended June 30, 2017 compared to $2.4 million for the six months ended June 30, 2016.

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

Same store rental income increased by $0.6 million or 0.6% to $91.7 million for the six months ended June 30, 2017 compared to $91.2 million for the six months ended June 30, 2016. Approximately $2.4 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.4 million due to a net decrease in the amortization of net above market leases and approximately $0.7 million due to the recognition of straight-line income from termination fees at certain buildings, including our Buena Vista, VA, Belvidere, IL, and Golden, CO buildings, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $2.9 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.8 million or 5.5% to $15.6 million for the six months ended June 30, 2017 compared to $14.8 million for the six months ended June 30, 2016. Approximately $1.2 million of the increase is primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.4 million related to vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio to net income, see the table on the previous page.

Total same store expenses increased by $1.1 million or 5.7% to $20.2 million for the six months ended June 30, 2017 compared to $19.1 million for the six months ended June 30, 2016. This increase is primarily related to increases in real estate taxes levied by the related taxing authority of approximately $0.9 million, as well as an increase of approximately $0.3 million in general repairs and maintenance and utilities expenses. These increases were partially offset by a decrease of approximately $0.1 million in snow removal expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions portfolio to net income, see the table above.

Subsequent to January 1, 2016, we acquired 79 buildings consisting of approximately 17.2 million square feet, and sold 28 buildings consisting of approximately 4.4 million square feet. For the six months ended June 30, 2017 and June 30, 2016, the buildings acquired after January 1, 2016 contributed approximately $24.6 million and $1.2 million to NOI, respectively. For the six months ended June 30, 2017 and June 30, 2016, the buildings sold after January 1, 2016 contributed approximately $(0.1) million and $5.0 million to net operating income (loss), respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after January 1, 2016. It also includes asset management fee income, which is separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At June 30, 2017 we owned 14 flex/office buildings consisting of approximately $0.9 million square feet, two buildings consisting of approximately 0.1 million square feet that were classified as held for sale, one redevelopment building consisting of approximately 0.3 million square feet, and one building consisting of approximately 0.2 million square feet that was placed into service after January 1, 2016. These buildings contributed approximately $3.0 million and $3.4 million to NOI for the six months ended June 30, 2017 and June 30, 2016, respectively. Additionally, we earned $43,000 and $0.1 million in asset management fee income for the six months ended June 30, 2017 and June 30, 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, loss on involuntary conversion, and other expenses.

Total other expenses increased $1.9 million or 2.1% for the six months ended June 30, 2017 to $93.9 million compared to $92.0 million for the six months ended June 30, 2016. The increase was primarily related to an increase of approximately $11.9 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. This increase is also attributable to an increase in property acquisition costs of approximately $2.2 million which is due to increased acquisition volume during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as well as an increase in loss on involuntary conversion of approximately $0.3 million, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. Other expenses also increased approximately $0.9 million which is primarily attributable to the estimated fair value of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC as discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by a decrease in loss on impairments as there were none recognized during the six months ended June 30, 2017, whereas there were nine buildings impaired for the six months ended June 30, 2016 for a loss of approximately $11.2 million. Additionally, general and administrative expense decreased approximately $2.1 million, primarily attributable to a decrease of approximately $3.1 million related to the severance of a former executive officer during the six months ended June 30, 2016, which did not recur in 2017. These severance costs were partially offset by an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors and other general and administrative expenses.

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

Total net other expense increased $17.1 million or 724.2% to $19.4 million for the six months ended June 30, 2017 compared to $2.4 million for the six months ended June 30, 2016. This increase is primarily the result of a decrease in the gain on the sales of rental property of approximately $19.3 million due to decreased disposition volume during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This was partially offset by a decrease in loss on extinguishment of debt of approximately $2.0 million which was primarily attributable to the payment of prepayment fees for loans repaid during the six months ended June 30, 2016 which did not recur in 2017. Additionally, interest expense decreased approximately $0.2 million which was primarily related to a decrease in the weighted average interest rate.

Non-GAAP Financial Measures

In this report, we disclose and discuss funds from operations (“FFO”) and NOI, which meet the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission ("SEC"). As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2017	2016	2017	2016
Net income (loss)	$1,368	$(9,941)	$1,437	$2,391
Rental property depreciation and amortization	36,076	30,421	71,955	60,121
Loss on impairments	—	11,231	—	11,231
Gain on the sales of rental property, net	(1,337)	(3,273)	(1,662)	(20,946)
FFO	36,107	28,438	$71,730	$52,797
Preferred stock dividends	(2,448)	(4,001)	(4,897)	(6,913)
Other expenses	—	(95)	—	(195)
FFO attributable to common stockholders and unit holders	$33,659	$24,342	$66,833	$45,689

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2017	2016	2017	2016
Net income (loss)	$1,368	$(9,941)	$1,437	$2,391
Asset management fee income	(13)	(65)	(43)	(106)
General and administrative	7,939	7,751	16,710	18,770
Property acquisition costs	2,558	583	3,298	1,135
Depreciation and amortization	36,147	30,487	72,100	60,236
Interest income	(3)	(2)	(8)	(5)
Interest expense	10,634	10,490	21,111	21,337
Loss on impairments	—	11,231	—	11,231
Loss on involuntary conversion	—	—	330	—
Loss on extinguishment of debt	2	839	2	1,973
Other expenses	359	318	553	578
Loss on incentive fee	891	—	891	—
Gain on the sales of rental property, net	(1,337)	(3,273)	(1,662)	(20,946)
Net operating income	$58,545	$48,418	$114,719	$96,594

Cash Flows

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

The following table summarizes our cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$76,426	$61,760	$14,666	23.7%
Net cash used in investing activities	$(368,119)	$(54,759)	$(313,360)	572.3%
Net cash provided by (used in) financing activities	$287,177	$(11,007)	$298,184	2,709.0%

Net cash provided by operating activities increased $14.7 million to $76.4 million for the six months ended June 30, 2017 compared to $61.8 million for the six months ended June 30, 2016. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $313.4 million to $368.1 million for the six months ended June 30, 2017 compared to $54.8 million for the six months ended June 30, 2016. The increased cash outflow is primarily due to the acquisition of 32 buildings for a total cash consideration of approximately $366.4 million for the six months ended June 30, 2017 compared to the acquisition of 10 buildings for a total cash consideration of approximately $85.9 million for the six months ended June 30, 2016. The increase is also attributable to the sale of four building during the six months ended June 30, 2017 for net proceeds of approximately $10.3 million, compared to the six months ended June 30, 2016 where we sold 11 buildings for net proceeds of approximately $48.7 million.

Net cash provided by financing activities was $287.2 million for the six months ended June 30, 2017, an increase of $298.2 million from net cash used in financing activities of $11.0 million for the six months ended June 30, 2016. The change is primarily due to an increase in net cash inflow from our unsecured credit facility of approximately $94.0 million, an increase in proceeds from sales of common stock of approximately $274.4 million, and a decrease in the repayment of mortgage notes of approximately $14.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases in net cash inflow were partially offset by the issuance of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 17, 2016 for $75.0 million whereas there were no preferred stock issuances during the six months ended June 30, 2017, as well as a $0.005003 increase in the dividend paid per share during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

As of June 30, 2017, we had total immediate liquidity of approximately $320.8 million, comprised of $7.7 million of cash and cash equivalents and $313.1 million of immediate availability on our unsecured credit facility.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the six months ended June 30, 2017. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
September 30	May 1, 2017	September 29, 2017	$0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.052502

On July 31, 2017, our board of directors declared the common stock dividend for the months ending October 31, 2017, November 30, 2017 and December 31, 2017 at a monthly rate of $0.1175 per share of common stock.

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and the Series C Preferred Stock (collectively, the "Preferred Stock Issuances") at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the six months ended June 30, 2017.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
June 30	May 1, 2017	$0.4140625	$0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$0.8281250	$0.8593750

On July 31, 2017, our board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending September 30, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2017.

Loan	Principal Outstanding as of June 30, 2017 (in thousands)	Interest Rate (1)	Current Maturity	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$130,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	130,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Total unsecured term loans	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,046)
Total carrying value unsecured term loans	446,954

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,899)
Total carrying value unsecured notes	398,101

Mortgage notes (secured debt):
Connecticut General Life Insurance Company -1 Facility	35,012	6.50%	Feb-1-2018	iii
Connecticut General Life Insurance Company -2 Facility	36,539	5.75%	Feb-1-2018	iii
Connecticut General Life Insurance Company -3 Facility	16,004	5.88%	Feb-1-2018	iii
Wells Fargo Bank, National Association CMBS Loan	55,778	4.31%	Dec-1-2022	iv
Thrivent Financial for Lutherans	3,960	4.78%	Dec-15-2023	v
Total mortgage notes	147,293
Total unamortized fair market value premiums	66
Less: Total unamortized deferred financing fees and debt issuance costs	(718)
Total carrying value mortgage notes	146,641
Total / weighted average interest rate (4)	$1,121,696	3.62%

(1)
Current interest rate as of June 30, 2017. At June 30, 2017, the one-month LIBOR (“L”) was 1.22389%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty six months prior to the maturity date; (iv) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (v) pre-payable without penalty three months prior to the maturity date.

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

The aggregate undrawn nominal commitments on the unsecured credit facility as of June 30, 2017 was approximately $314.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2017, we were in compliance with the applicable financial covenants.

On July 28, 2017, we entered into a $150.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.3% at current leverage levels and matures on January 4, 2023. On July 28, 2017, we entered into an amendment to our unsecured credit facility agreement and amendments to our unsecured term loan agreements to conform certain provisions to the new term loan agreement. On July 20, 2017, we entered into five interest rate swaps with a total notional amount of $150.0 million to fix LIBOR at 1.8488% on the new unsecured term loan. The interest rate swaps will become effective on October 30, 2017 and expire on January 4, 2023.

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company in which multiple properties served as collateral for the mortgage notes, were paid in full.

The chart below details our debt capital structure as of June 30, 2017.

Debt Capital Structure	June 30, 2017
Total principal outstanding (in thousands)	$1,127,293
Weighted average duration (years)	4.9
% Secured debt	13%
% Debt maturing next 12 months	8%
Net Debt to Real Estate Cost Basis (1)	39%

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

The table below sets forth our outstanding preferred stock issuances as of June 30, 2017.

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

Common Stock

The following sets forth our at-the-market ("ATM") common stock offering program as of June 30, 2017. We may from time to time sell common stock through sales agents under the program.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2017 (in thousands)
2017 $300 million ATM	April 7, 2017	$300,000	$142,831

The tables below set forth the activity under our ATM common stock offering programs during the three and six months ended June 30, 2017 (in thousands, except share data).

	Three months ended June 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	5,956,759	$26.38	$157,169	$1,851	$155,318
2016 $228 million ATM(1)	1,955,877	$24.89	$48,673	$664	$48,009
Total/weighted average	7,912,636	$26.01	$205,842	$2,515	$203,327

(1)	This program ended before June 30, 2017.

	Six months ended June 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	5,956,759	$26.38	$157,169	$1,851	$155,318
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	10,756,543	$25.51	$274,385	$3,455	$270,930

(1)	This program ended before June 30, 2017.

Subsequent to June 30, 2017, we sold 783,718 shares under our ATM common stock offering programs for gross proceeds of approximately $21.3 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2017, we owned approximately 95.7% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.3%.

On May 31, 2017, we acquired a property located in San Diego, CA. As partial consideration for the property, we granted 687,827 common units in the Operating Partnership with a fair value of approximately $18.6 million. The number of common units granted was calculated based on the trailing five-day average common stock price ending on the second business day that immediately preceded the grant date. The fair value of the common units granted was calculated based on our closing stock price on the New York Stock Exchange on the grant date multiplied by the number of common units granted. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, as amended, and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units. Subject to certain restrictions, the common units may be redeemed for cash or, at the Company’s election, common stock on a one for one basis, subject to adjustment, as provided in the operating partnership agreement.

Non-cash Compensation Expense

We recorded approximately $4.6 million in general and administrative expenses in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2017 for the amortization of our equity incentive plan, excluding board of directors' compensation. We expect to recognize approximately $9.2 million for the year ending December 31, 2017 for the amortization of our equity incentive plan, excluding board of directors' compensation. The following table summarizes the expected amortization of our unrecognized compensation expense over the next five years as of June 30, 2017.

Year	Future Amortization of Non-cash Compensation Expense (in thousands)
Remainder of 2017	$4,614
2018	$5,162
2019	$3,593
2020	$1,732
2021	$113

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2017, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of June 30, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
PNC Bank, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
UBS AG	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
Royal Bank of Canada	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7945%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-14-2012	Oct-10-2012	$10,000	$8	0.7975%	One-month L	Sep-10-2017
Bank of America, N.A.	Sep-20-2012	Oct-10-2012	$25,000	$23	0.7525%	One-month L	Sep-10-2017
RJ Capital Services, Inc.	Sep-24-2012	Oct-10-2012	$25,000	$24	0.7270%	One-month L	Sep-10-2017
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$177	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(102)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(65)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(254)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$238	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$466	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$329	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$230	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$137	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$19	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$17	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,605)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$1	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(166)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(355)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(408)	2.5300%	One-month L	Mar-31-2022

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2017, the fair value of 16 of our 23 interest rate swaps were in an asset position of approximately $1.7 million and 7 interest rate swaps were in a liability position of approximately $3.0 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2017, we had $580.0 million of variable rate debt. As of June 30, 2017, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2017, we had letters of credit related to development projects and certain lease agreements in which we are the lessee of approximately $5.6 million. As of June 30, 2017, we had no other material off-balance sheet arrangements.

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

As of June 30, 2017, we had $580.0 million of outstanding variable rate debt, all of which, with the exception of $130.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $130.0 million on the unsecured credit facility (the portion outstanding at June 30, 2017 not fixed by interest rate swaps) for the six months ended June 30, 2017, our interest expense would have increased by approximately $0.7 million for the six months ended June 30, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended June 30, 2017, all items required to be disclosed in a current report on Form 8-K were reported on Form 8-K.

Entry Into a Material Definitive Agreement / Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

On July 28, 2017:

•
We, through our operating partnership, entered into a new term loan agreement, dated as of July 28, 2017, with Bank of America, N.A. and the other lenders named therein, pursuant to which the lenders provide an unsecured $150 million term loan maturing January 4, 2023 (the “New Term Loan Agreement”).

•
We entered into amendments, each dated as of July 28, 2017, to (i) our unsecured credit facility (the “Amendment to Credit Agreement”) and (ii) each of our unsecured term loans (the “Amendments to Term Loan Agreements”).

Below are more detailed descriptions of the New Term Loan Agreement, the Amendment to Credit Agreement and the Amendments to Term Loan Agreements.

New Term Loan Agreement

On July 28, 2017, we, through our operating partnership, entered into the New Term Loan Agreement with Bank of America, N.A. and the other lenders named therein. The New Term Loan Agreement provides for a senior unsecured term loan in the original principal amount of up to $150 million. Additionally, the New Term Loan Agreement has a feature that allows us to request up to $100 million in additional term loans, subject to conditions. Unless otherwise terminated pursuant to the terms of the New Term Loan Agreement, the loan will mature on January 4, 2023.

Merrill Lynch, Pierce, Fenner & Smith Incorporated served as Sole Bookrunner and Joint Lead Arranger and Capital One, National Association, PNC Capital Markets LLC, Royal Bank of Canada, and Wells Fargo Securities, LLC served as Joint Lead Arrangers on the New Term Loan Agreement.  Bank of America, N.A. served as the Administrative Agent and Capital One, National Association, PNC Bank, National Association, Royal Bank of Canada, and Wells Fargo Bank, National Association served as Co-Syndication Agents on the New Term Loan Agreement.  The lenders are Bank of America, N.A., Capital One, National Association,

PNC Bank, National Association, Royal Bank of Canada, Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., Raymond James Bank, N.A., Regions Bank, TD Bank, N.A., and U.S. Bank National Association. We paid the Joint Lead Arrangers and the Administrative Agent customary fees in connection with their services related to the New Term Loan Agreement.

Principal Outstanding: The New Term Loan Agreement includes a delayed draw feature that allows us to draw up to six advances of at least $25 million each until July 27, 2018.  To the extent that we do not request advances of the $150 million of aggregate commitments by July 27, 2018, the unadvanced commitments terminate.  We did not make a draw at closing; accordingly, as of July 28, 2017, no amounts were outstanding under the New Term Loan Agreement.

Beginning 60 days after the closing date, the New Term Loan Agreement provides for an unused fee payable to the lenders at a rate per annum of 0.15% of the unadvanced aggregate commitments (currently $150 million).  The unused fee is due and payable monthly until the earlier of (i) the date that commitments of $150 million have been fully advanced, (ii) July 27, 2018 and (iii) the date that commitments of $150 million have been reduced to zero pursuant to our ability to terminate the aggregate commitments at any time upon notice to the Administrative Agent.

Interest Rate: Borrowings under the New Term Loan Agreement bear interest at a floating rate per annum equal to, at our election, LIBOR or the Base Rate (each as defined in the New Term Loan Agreement) plus a spread. Until we achieve at least two debt ratings among Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC (or their successors), the spread is determined by a leverage-based pricing grid. Depending upon our consolidated leverage ratio, the leverage-based spread ranges from 1.30% to 1.90% for LIBOR borrowings and from 0.30% to 0.90% for Base Rate borrowings.  If and when we achieve the two or more debt ratings, the spread is determined by a performance-based pricing grid.  Depending upon our debt ratings, the performance-based spread ranges from 0.90% to 1.75% for LIBOR borrowings and from 0.00% to 0.75% for Base Rate borrowings.

On July 20, 2017, we entered into five interest rate swap agreements with a total notional amount of $150 million to fix LIBOR at 1.8488% on borrowings under the New Term Loan Agreement. The interest rate swap agreements become effective on October 30, 2017 and expire on January 4, 2023.

Covenants: Our ability to borrow, maintain borrowings and avoid default under the New Term Loan Agreement is subject to our ongoing compliance with a number of customary financial and other covenants substantially consistent with the financial covenants in our unsecured credit facility.

Pursuant to the terms of the New Term Loan Agreement, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.

Events of Default:  The New Term Loan Agreement contains customary events of default, including but not limited to non-payment of principal, interest, fees or other amounts, defaults in the compliance with the covenants contained in the New Term Loan Agreement, cross-defaults to other material debt and bankruptcy or other insolvency events.

Borrower and Guarantors: Our operating partnership is the borrower under the New Term Loan Agreement.  The Company and certain of its subsidiaries guarantee the obligations under the New Term Loan Agreement.

The foregoing description of the New Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the New Term Loan Agreement, a copy of which will be filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2017.

Amendments to Unsecured Credit Facility and Unsecured Term Loans

On July 28, 2017, we entered into the Amendment to Credit Agreement and the Amendments to Term Loan Agreements with Wells Fargo Bank, National Association and other lenders named therein, to conform certain provisions to the New Term Loan Agreement.

The foregoing description of the Amendment to Credit Agreement and Amendments to Term Loan Agreements does not purport to be complete and is qualified in its entirety by reference to the Amendment to Credit Agreement and Amendments to Term Loan Agreements, copies of which will be filed with the SEC as exhibits to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2017.

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
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: August 1, 2017	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.