Form 10-Q
period 2017-09-30
STAG Industrial, Inc.
filed 2017-11-02
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock ($0.01 par value)	94,082,595
6.625% Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Rental Property:
Land	$321,365	$272,162
Buildings and improvements, net of accumulated depreciation of $234,349 and $187,413, respectively	1,880,350	1,550,141
Deferred leasing intangibles, net of accumulated amortization of $273,602 and $237,456, respectively	318,915	294,533
Total rental property, net	2,520,630	2,116,836
Cash and cash equivalents	11,040	12,192
Restricted cash	3,547	9,613
Tenant accounts receivable, net	30,591	25,223
Prepaid expenses and other assets	27,721	20,821
Interest rate swaps	2,270	1,471
Assets held for sale, net	5,673	—
Total assets	$2,601,472	$2,186,156
Liabilities and Equity
Liabilities:
Unsecured credit facility	$245,000	$28,000
Unsecured term loans, net	446,066	446,608
Unsecured notes, net	398,168	397,966
Mortgage notes, net	58,695	163,565
Accounts payable, accrued expenses and other liabilities	54,539	35,389
Interest rate swaps	2,873	2,438
Tenant prepaid rent and security deposits	18,765	15,195
Dividends and distributions payable	11,516	9,728
Deferred leasing intangibles, net of accumulated amortization of $12,487 and $10,450, respectively	21,127	20,341
Total liabilities	1,256,749	1,119,230
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2017 and December 31, 2016	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2017 and December 31, 2016	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 93,862,783 and 80,352,304 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	939	804
Additional paid-in capital	1,638,309	1,293,706
Common stock dividends in excess of earnings	(489,078)	(410,978)
Accumulated other comprehensive loss	(1,209)	(1,496)
Total stockholders’ equity	1,293,961	1,027,036
Noncontrolling interest	50,762	39,890
Total equity	1,344,723	1,066,926
Total liabilities and equity	$2,601,472	$2,186,156
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Rental income	$65,673	$53,511	$186,621	$156,575
Tenant recoveries	12,366	8,911	32,952	26,807
Other income	105	173	244	327
Total revenue	78,144	62,595	219,817	183,709
Expenses
Property	15,401	11,258	42,312	35,672
General and administrative	8,380	7,603	25,090	26,373
Property acquisition costs	1,386	1,978	4,684	3,113
Depreciation and amortization	38,186	31,489	110,286	91,725
Loss on impairments	—	—	—	11,231
Loss on involuntary conversion	—	—	330	—
Other expenses	58	279	1,502	857
Total expenses	63,411	52,607	184,204	168,971
Other income (expense)
Interest income	2	3	10	8
Interest expense	(10,446)	(10,504)	(31,557)	(31,841)
Loss on extinguishment of debt	(13)	—	(15)	(1,973)
Gain on the sales of rental property, net	17,563	643	19,225	21,589
Total other income (expense)	7,106	(9,858)	(12,337)	(12,217)
Net income	$21,839	$130	$23,276	$2,521
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	828	(190)	673	(424)
Net income attributable to STAG Industrial, Inc.	$21,011	$320	$22,603	$2,945
Less: preferred stock dividends	2,449	4,001	7,345	10,914
Less: amount allocated to participating securities	84	95	250	289
Net income (loss) attributable to common stockholders	$18,478	$(3,776)	$15,008	$(8,258)
Weighted average common shares outstanding — basic	92,786,852	71,130,848	87,632,167	68,984,670
Weighted average common shares outstanding — diluted	93,434,974	71,130,848	88,238,140	68,984,670
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.20	$(0.05)	$0.17	$(0.12)
Net income (loss) per share attributable to common stockholders — diluted	$0.20	$(0.05)	$0.17	$(0.12)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$21,839	$130	$23,276	$2,521
Other comprehensive income (loss):
Income (loss) on interest rate swaps	598	2,863	300	(14,028)
Other comprehensive income (loss)	598	2,863	300	(14,028)
Comprehensive income (loss)	22,437	2,993	23,576	(11,507)
(Income) loss attributable to noncontrolling interest after preferred stock dividends	(828)	190	(673)	424
Other comprehensive (income) loss attributable to noncontrolling interest	(26)	(140)	(13)	709
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$21,583	$3,043	$22,890	$(10,374)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Nine months ended September 30, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	13,165,996	132	339,492	—	—	339,624	—	339,624
Offering costs	—	—	—	(4,746)	—	—	(4,746)	—	(4,746)
Dividends and distributions, net	(7,345)	—	—	—	(93,164)	—	(100,509)	(4,932)	(105,441)
Non-cash compensation activity	—	43,492	—	2,911	(194)	—	2,717	3,509	6,226
Redemption of common units to common stock	—	300,991	3	3,314	—	—	3,317	(3,317)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	3,632	—	—	3,632	(3,632)	—
Other comprehensive income	—	—	—	—	—	287	287	13	300
Net income	7,345	—	—	—	15,258	—	22,603	673	23,276
Balance, September 30, 2017	$145,000	93,862,783	$939	$1,638,309	$(489,078)	$(1,209)	$1,293,961	$50,762	$1,344,723
Nine months ended September 30, 2016
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Proceeds from sales of common stock	—	4,201,500	42	100,672	—	—	100,714	—	100,714
Issuance of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(4,315)	—	—	(4,315)	—	(4,315)
Dividends and distributions, net	(10,914)	—	—	—	(72,436)	—	(83,350)	(4,118)	(87,468)
Non-cash compensation activity	—	112,684	1	2,745	—	—	2,746	4,986	7,732
Redemption of common units to common stock	—	68,492	1	616	—	—	617	(617)	—
Rebalancing of noncontrolling interest	—	—	—	(57)	—	—	(57)	57	—
Other comprehensive loss	—	—	—	—	—	(13,319)	(13,319)	(709)	(14,028)
Net income (loss)	10,914	—	—	—	(7,969)	—	2,945	(424)	2,521
Balance, September 30, 2016	$214,000	72,460,009	$725	$1,117,058	$(412,676)	$(15,669)	$903,438	$34,575	$938,013
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,276	$2,521
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,286	91,725
Loss on impairments	—	11,231
Loss on involuntary conversion	330	—
Non-cash portion of interest expense	1,465	1,208
Intangible amortization in rental income, net	3,873	4,751
Straight-line rent adjustments, net	(4,855)	(2,205)
Dividends on forfeited equity compensation	2	3
Loss on extinguishment of debt	15	1,973
Gain on the sales of rental property, net	(19,225)	(21,589)
Non-cash compensation expense	7,159	7,692
Change in assets and liabilities:
Tenant accounts receivable, net	(955)	(215)
Restricted cash	483	(461)
Prepaid expenses and other assets	(10,479)	(7,375)
Accounts payable, accrued expenses and other liabilities	5,572	8,128
Tenant prepaid rent and security deposits	3,570	518
Total adjustments	97,241	95,384
Net cash provided by operating activities	120,517	97,905
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(405,790)	(195,893)
Additions of land and building and improvements	(27,539)	(20,703)
Proceeds from sales of rental property, net	43,454	50,301
Proceeds from insurance on involuntary conversion	857	—
Restricted cash	5,583	(469)
Acquisition deposits, net	685	(1,315)
Acquisitions of deferred leasing intangibles	(79,961)	(51,937)
Net cash used in investing activities	(462,711)	(220,016)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	—	75,000
Proceeds from unsecured credit facility	538,000	286,000
Repayment of unsecured credit facility	(321,000)	(213,000)
Repayment of mortgage notes	(105,027)	(33,084)
Payment of loan fees and costs	(1,170)	(140)
Payment of loan prepayment fees and costs	(15)	(1,969)
Dividends and distributions	(103,655)	(86,890)
Proceeds from sales of common stock	339,624	100,714
Repurchase and retirement of restricted stock	(969)	—
Offering costs	(4,746)	(4,258)
Net cash provided by financing activities	341,042	122,373
Increase (decrease) in cash and cash equivalents	(1,152)	262
Cash and cash equivalents—beginning of period	12,192	12,011
Cash and cash equivalents—end of period	$11,040	$12,273
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$30,476	$29,127
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$18,558	$—
Acquisitions of land and buildings and improvements	$(17,304)	$(3,392)
Acquisitions of deferred leasing intangibles	$(2,064)	$(938)
Partial disposal of building due to involuntary conversion of building	$363	$492
Investing other receivables due to involuntary conversion of building	$(363)	$(492)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(13,201)	$(1,587)
Additions to building and other capital improvements from non-cash compensation	$(24)	$(14)
Assumption of mortgage notes	$—	$4,037
Fair market value adjustment to mortgage notes acquired	$—	$75
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$30	$6
Dividends and distributions declared but not paid	$11,516	$8,814
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2017 and December 31, 2016, the Company owned a 95.8% and 95.7%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2017, the Company owned 347 buildings in 37 states with approximately 69.1 million rentable square feet, consisting of 279 warehouse/distribution buildings, 53 light manufacturing buildings, 14 flex/office buildings, and one building in redevelopment. The Company’s buildings were approximately 94.6% leased to 301 tenants as of September 30, 2017.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted, and should be applied using a modified retrospective transition method to each period presented. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The adoption of ASU 2017-12 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers.

The new standard was issued as part of the new revenue standard (ASU 2014-09, as discussed below), and defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. As a result of the new guidance, the guidance specific to real estate sales in Subtopic 360-20 will be eliminated, and sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This standard is effective at the same time an entity adopts ASU 2014-09, and either the full retrospective approach or the modified retrospective approach may be used. The adoption of ASU 2017-05 is not expected to materially impact the Company’s consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018 using the modified retrospective approach.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt this standard effective January 1, 2017. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted, and should be applied prospectively on or after the effective date. Upon the adoption of ASU 2017-01, it is expected that the majority of the Company's acquisitions will be accounted for as asset acquisitions, whereas under the current guidance the majority of the Company's acquisitions have been accounted for as business combinations. The most significant difference between the two accounting models that will impact the Company's consolidated financial statements is that in an asset acquisition, property acquisition costs are generally a component of the consideration transferred to acquire a group of assets and are capitalized as a component of the cost of the assets, whereas in a business combination, property acquisition costs are expensed and not included as part of the consideration transferred. The Company plans to adopt this standard effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. Upon the adoption of ASU 2016-18, the Company will reconcile both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows, whereas under the current guidance the Company explains the changes during the period for cash and cash equivalents only. The Company expects that it will adopt the standard effective January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company elected to early adopt this standard effective July 1, 2016, and the effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was an increase in net cash provided by operating activities of approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2016 and a corresponding increase in net cash used in financing activities for the three and six months ended June 30, 2016 related to the payment of loan prepayment fees and costs.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 supersedes the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee, which will result in the recording of a right of use asset and the related lease liability. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and expects to adopt the standard effective January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. Early adoption is permitted for all financial statements of fiscal years and interim periods that have not yet been issued. The adoption of ASU 2016-01 is not expected to materially impact the Company’s consolidated financial statements. The Company expects that it will adopt the standard effective January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of the Company's revenues, are specifically excluded from the model's scope, certain of the Company's revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed above) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The Company is in the process of evaluating the significance of the difference in the recognition pattern that would result from this change upon the adoption of ASU 2016-02 on January 1, 2019. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to materially impact the Company’s consolidated financial statements. The Company expects that it will adopt the standard effective January 1, 2018 using the modified retrospective approach.

Tenant Accounts Receivable, net

As of September 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $0 and $0.2 million, respectively.

As of September 30, 2017 and December 31, 2016, the Company had accrued rental income of approximately $22.8 million and $18.4 million, respectively. As of September 30, 2017 and December 31, 2016, the Company had an allowance on accrued rental income of $0 and $0, respectively.

As of September 30, 2017 and December 31, 2016, the Company had approximately $12.0 million and $9.0 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company had approximately $7.1 million and $5.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.7 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2017 and December 31, 2016, the Company's total liability associated with these lease security deposits was approximately $7.8 million and $5.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of September 30, 2017 and December 31, 2016, the Company had approximately $9,000 and $48,000, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $2.9 million, $9.2 million, $2.7 million and $7.9 million for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

On March 27, 2017, the tenant at the Buena Vista, VA property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective March 31, 2018 and required the tenant to pay a termination fee of approximately $0.5 million. The termination fee is being recognized on a straight-line basis from March 27, 2017 through the relinquishment of the space on March 31, 2018. The termination fee income of approximately $0.1 million and $0.3 million is included in rental income on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

On February 9, 2017, the Company entered into a lease termination agreement with the tenant located at the Belvidere, IL building. The agreement provided that the tenant’s lease terminate effective February 9, 2017 and required the tenant to pay a termination fee of $54,000. The full termination fee was recognized on February 9, 2017 and is included in rental income on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2017.

Approximately $0.2 million and $0.6 million of termination fee income related to the Golden, CO property, the tenant at which exercised its termination option on December 21, 2016, is included in rental income on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $0.2 million, $0.4 million, $0.1 million and $0.1 million for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.3 million, $0.7 million, $0.2 million and $0.7 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

Uncertain Tax Positions

As of September 30, 2017 and December 31, 2016, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2017 and December 31, 2016.

Rental Property (in thousands)	September 30, 2017		December 31, 2016
Land	$321,365		$272,162
Buildings, net of accumulated depreciation of $152,575 and $125,971, respectively	1,695,332	(1)	1,408,406	(1)
Tenant improvements, net of accumulated depreciation of $32,075 and $28,388, respectively	30,895		24,974
Building and land improvements, net of accumulated depreciation of $49,699 and $33,054, respectively	134,607		107,463
Construction in progress	19,516		9,298
Deferred leasing intangibles, net of accumulated amortization of $273,602 and $237,456, respectively	318,915		294,533
Total rental property, net	$2,520,630		$2,116,836

(1)	Includes one building in redevelopment.

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	99,787
Waukegan, IL	261,075	2	13,850
Gaffney, SC	226,968	1	7,200
Dayton, OH	569,966	1	29,750
Belvidere, IL	336,204	1	22,867
San Diego, CA	205,440	1	19,362
Edwardsville, KS	270,869	1	16,270
Pedricktown, NJ	245,749	1	16,000
Walton, KY	224,921	1	11,450
Rock Hill, SC	275,000	1	6,675
Laredo, TX	206,810	1	13,500
Clinton, PA	297,200	1	23,650
Batavia, IL	102,500	1	5,900
Wallingford, CT	105,000	1	8,200
Rockwall, TX	389,546	1	28,600
Houston, TX	232,800	3	25,000
Lebanon, PA	211,358	1	7,950
Maple Grove, MN	108,628	1	10,031
Romulus, MI	303,760	1	19,351
Three months ended June 30, 2017	4,573,794	21	285,606
Stone Mountain, GA	78,000	1	4,175
York, PA	382,886	1	18,981
Pittston, PA	437,446	1	23,950
O'Fallon, MO	109,854	1	5,740
Belleville, MI	160,464	1	8,641
Columbus, OH	147,645	1	6,954
Groveport, OH	320,657	1	13,643
Las Vegas, NV	34,916	1	4,642
Mooresville, NC	499,200	1	25,750
Swedesboro, NJ	123,962	1	7,250
Three months ended September 30, 2017	2,295,030	10	119,726
Nine months ended September 30, 2017	9,203,446	42	$505,119

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2017 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$52,453	N/A
Buildings	335,391	N/A
Tenant improvements	8,288	N/A
Building and land improvements	26,962	N/A
Deferred leasing intangibles - In-place leases	51,444	8.3
Deferred leasing intangibles - Tenant relationships	21,749	10.7
Deferred leasing intangibles - Above market leases	13,063	10.8
Deferred leasing intangibles - Below market leases	(4,231)	8.8
Total purchase price	$505,119

On May 31, 2017, the Company acquired a property located in San Diego, CA for approximately $19.4 million. As partial consideration for the property acquired, the Company granted 687,827 Other Common Units with a fair value of approximately $18.6 million. For a discussion of the method used to determine the fair value of the Other Common Units issued, see Note 7.

The table below sets forth the results of operations for the three and nine months ended September 30, 2017, for the buildings acquired during the nine months ended September 30, 2017, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Total revenue	$9,206	$14,817
Property acquisition costs	$1,309	$4,517
Net income (loss)	$332	$(2,767)

The following tables set forth pro forma information for the nine months ended September 30, 2017 and September 30, 2016. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands)(1)	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenue	$237,683	$223,024
Net income (loss)(2)	$30,745	$(8,418)
Net income (loss) attributable to common stockholders	$22,161	$(18,643)

(1)
The unaudited pro forma information for the nine months ended September 30, 2017 and September 30, 2016 is presented as if the buildings acquired during the nine months ended September 30, 2017 and September 30, 2016 were completed on January 1, 2016 and January 1, 2015, respectively.

(2)
The net income for the nine months ended September 30, 2017 excludes approximately $4.5 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2017, and the net loss for the nine months ended September 30, 2016 was adjusted to include these acquisition costs. Net loss for the nine months ended September 30, 2016 excludes approximately $2.7 million of property acquisition costs related to the acquisition of buildings that closed during the nine months ended September 30, 2016.

Dispositions

During the nine months ended September 30, 2017, the Company sold nine buildings comprised of approximately 1.0 million square feet with a net book value of approximately $24.3 million to third parties. These buildings contributed approximately $0.1 million, $1.3 million, $0.9 million and $3.0 million to revenue for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. These buildings contributed approximately $(0.1) million, $0.1 million, $0.1 million and $0.4 million to net income (loss) (exclusive of loss on impairment and gain on the sales of rental property, net) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. Net proceeds from the sales of rental property were approximately $43.5 million and the Company recognized a gain on the sales of rental property, net of approximately $19.2 million for the nine months ended September 30, 2017. These dispositions were accounted for under the full accrual method.

Assets Held for Sale

As of September 30, 2017, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $0.7 million, $4.2 million, and $0.8 million, respectively, for one building located in Charlotte, NC was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building contributed approximately $0.2 million, $0.5 million, $0.2 million and $0.2 million to revenue for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. This building contributed approximately $15,000, $46,000, $15,000 and $(41,000) to net income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

Involuntary Conversion

During the three and nine months ended September 30, 2017, the Company wrote down a building in the amount of approximately $0 and $0.8 million, respectively, related to the involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event was approximately $1.5 million as of September 30, 2017. The Company recognized a loss on involuntary conversion of approximately $0 and $0.3 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the remaining proceeds receivable from the insurance company are estimated to be approximately $0.5 million, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Deferred Leasing Intangibles

The following table sets forth the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$79,614	$(36,310)	$43,304	$70,668	$(32,868)	$37,800
Other intangible lease assets	512,903	(237,292)	275,611	461,321	(204,588)	256,733
Total deferred leasing intangible assets	$592,517	$(273,602)	$318,915	$531,989	$(237,456)	$294,533

Below market leases	$33,614	$(12,487)	$21,127	$30,791	$(10,450)	$20,341
Total deferred leasing intangible liabilities	$33,614	$(12,487)	$21,127	$30,791	$(10,450)	$20,341

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2017	2016	2017	2016
Net decrease to rental income related to above and below market lease amortization	$1,318	$1,564	$3,873	$4,751
Amortization expense related to other intangible lease assets	$17,934	$16,594	$53,747	$48,853

The following table sets forth the amortization of deferred leasing intangibles over the next five calendar years beginning with 2017 as of September 30, 2017.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2017	$18,040	$1,322
2018	$62,037	$4,330
2019	$47,856	$3,736
2020	$37,759	$3,326
2021	$27,703	$1,945

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2017 and December 31, 2016.

Loan	Principal Outstanding as of September 30, 2017 (in thousands)	Principal Outstanding as of December 31, 2016 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$245,000	$28,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	245,000	28,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	—	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	450,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,934)	(3,392)
Total carrying value unsecured term loans	446,066	446,608

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,832)	(2,034)
Total carrying value unsecured notes	398,168	397,966

Mortgage notes (secured debt):
Union Fidelity Life Insurance Company	—	5,384	5.81%	Apr-30-2017	iii
Webster Bank, National Association	—	2,853	3.66%	May-29-2017	iv
Webster Bank, National Association	—	3,073	3.64%	May-31-2017	iv
Wells Fargo, National Association	—	4,043	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	—	35,320	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	—	36,892	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	—	16,141	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	55,366	56,608	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	3,933	4,012	4.78%	Dec-15-2023	iv
Total mortgage notes	59,299	164,326
Total unamortized fair market value premiums	63	112
Less: Total unamortized deferred financing fees and debt issuance costs	(667)	(873)
Total carrying value mortgage notes	58,695	163,565
Total / weighted average interest rate (5)	$1,147,929	$1,036,139	3.44%

(1)
Interest rate as of September 30, 2017. At September 30, 2017, the one-month LIBOR (“L”) was 1.23222%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

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

(3)
The capacity of the unsecured credit facility is $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.7 million and $2.3 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

(4)	Capacity of $150.0 million, which the Company has until July 27, 2018 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of September 30, 2017 was approximately $349.1 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.3 million and $5.7 million as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2017	2016	2017	2016
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$546	$428	$1,553	$1,208
Facility fees and unused fees	$286	$347	$839	$1,035

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company, in which multiple properties served as collateral for the mortgage notes, were paid in full.

On July 28, 2017, the Company entered into a $150.0 million unsecured term loan agreement ("Unsecured Term Loan D"). As of September 30, 2017, the interest rate on the Unsecured Term Loan D was LIBOR plus a spread of 1.3% based on the Company's consolidated leverage ratio, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan D will mature on January 4, 2023. The Unsecured Term Loan D has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 27, 2018. To the extent that the Company does not request advances of the $150.0 million of aggregate commitments by July 27, 2018, the unadvanced commitments terminate. The Company incurred approximately $1.0 million in deferred financing fees associated with the Unsecured Term Loan D, which are being amortized through the maturity date. The Company also is required to pay an annual fee of $35,000. The Unsecured Term Loan D has an unused commitment fee equal to 0.15% of its unused commitments, which begins to accrue on October 26, 2017 and are due and payable monthly until the earlier of (i) the date that commitments of $150.0 million have been fully advanced, (ii) July 27, 2018, and (iii) the date that commitments of $150.0 million have been reduced to zero pursuant to the Company's ability to terminate the aggregate commitments at any time upon notice. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan D. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

On July 28, 2017, the Company entered into an amendment to its unsecured credit facility agreement and amendments to its unsecured term loan agreements to conform certain provisions to the Unsecured Term Loan D agreement.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2017 and December 31, 2016 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $91.4 million and $229.9 million at September 30, 2017 and December 31, 2016, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The fair value of the Company’s debt was determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 2.38% to 4.25% and 1.92% to 4.85% at September 30, 2017 and December 31, 2016, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017		December 31, 2016
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$245,000	$245,000	$28,000	$28,000
Unsecured term loans	450,000	450,000	450,000	450,000
Unsecured notes	400,000	417,210	400,000	399,091
Mortgage notes	59,299	60,788	164,326	166,099
Total principal amount	1,154,299	$1,172,998	1,042,326	$1,043,190
Add: Total unamortized fair market value premiums	63		112
Less: Total unamortized deferred financing fees and debt issuance costs	(6,433)		(6,299)
Total carrying value	$1,147,929		$1,036,139

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

The following table details the Company’s outstanding interest rate swaps as of September 30, 2017. All of the Company's interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$194	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(25)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(26)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(196)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$255	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$497	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$354	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$247	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$148	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$52	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$50	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,550)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$19	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(196)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(413)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(467)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$75	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$76	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$76	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$75	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$152	1.8475%	One-month L	Jan-04-2023

The fair value of the interest rate swaps outstanding as of September 30, 2017 and December 31, 2016 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2017	Fair Value September 30, 2017	Notional Amount December 31, 2016	Fair Value December 31, 2016
Interest rate swaps-Asset	$400,000	$2,270	$300,000	$1,471
Interest rate swaps-Liability	$325,000	$(2,873)	$375,000	$(2,438)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated as qualifying cash flow hedges is recorded in accumulated other comprehensive loss and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. During the three and nine months ended September 30, 2017 and September 30, 2016, the Company recorded a gain of approximately $0.1 million, $0.1 million, $0 and $0, respectively, of hedge ineffectiveness in earnings due to short-term, partial mismatches in notional amounts.

Amounts reported in accumulated other comprehensive loss related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $1.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as qualifying cash flow hedges for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amount of income (loss) recognized in accumulated other comprehensive loss on interest rate swaps (effective portion)	$316	$2,159	$(1,126)	$(16,206)
Amount of loss reclassified from accumulated other comprehensive loss into income (loss) as interest expense (effective portion)	$282	$704	$1,426	$2,178
Amount of gain recognized in interest expense (ineffective portion)	$61	$—	$88	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of approximately $1.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2017, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at September 30, 2017, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $1.8 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements as of September 30, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$2,270	$—	$2,270	$—
Interest rate swaps-Liability	$(2,873)	$—	$(2,873)	$—

		Fair Value Measurements as of December 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,471	$—	$1,471	$—
Interest rate swaps-Liability	$(2,438)	$—	$(2,438)	$—

6. Equity

Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of September 30, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock")	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
September 30	July 31, 2017	$0.4140625	$0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.2421875	$1.2890625

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

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

On November 2, 2017, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending December 31, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering program as of September 30, 2017.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2017 (in thousands)
2017 $300 million ATM	April 7, 2017	$300,000	$77,592

The tables below set forth the activity under the ATM common stock offering programs during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively (in thousands, except share data).

	Nine months ended September 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	8,366,212	$26.58	$222,408	$2,666	$219,742
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	13,165,996	$25.80	$339,624	$4,270	$335,354

(1)	This program ended before September 30, 2017.

	Year ended December 31, 2016
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM(1)	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	171,782	2,429	169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	These programs ended before September 30, 2017.

Subsequent to September 30, 2017, the Company sold 180,300 shares under its ATM common stock offering program for gross proceeds of approximately $5.1 million.

Dividends

The table below sets forth the dividends attributable to the common stock that were declared or paid during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

Month Ended 2016	Declaration Date	Record Date	Per Share	Payment Date
December 31	August 1, 2016	December 30, 2016	$0.115833	January 17, 2017
November 30	August 1, 2016	November 30, 2016	0.115833	December 15, 2016
October 31	August 1, 2016	October 31, 2016	0.115833	November 15, 2016
September 30	May 2, 2016	September 30, 2016	0.115833	October 17, 2016
August 31	May 2, 2016	August 31, 2016	0.115833	September 15, 2016
July 31	May 2, 2016	July 29, 2016	0.115833	August 15, 2016
June 30	February 22, 2016	June 30, 2016	0.115833	July 15, 2016
May 31	February 22, 2016	May 31, 2016	0.115833	June 15, 2016
April 30	February 22, 2016	April 29, 2016	0.115833	May 16, 2016
March 31	October 22, 2015	March 31, 2016	0.115833	April 15, 2016
February 29	October 22, 2015	February 29, 2016	0.115833	March 15, 2016
January 31	October 22, 2015	January 29, 2016	0.115833	February 16, 2016
Total			$1.389996

On November 2, 2017, the Company’s board of directors declared the common stock dividend for the months ending January 31, 2018, February 28, 2018 and March 31, 2018 at a monthly rate of $0.118333 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 6, 2017, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2018. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2015	271,115
Granted	101,289	(1)
Vested	(98,746)
Forfeited	(1,321)
Balance at December 31, 2016	272,337
Granted	75,001	(2)
Vested	(109,209)
Forfeited	(922)
Balance at September 30, 2017	237,207

(1)	The grant date fair value per share was $17.98.

(2)	The grant date fair value per share was $24.41.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2017 was approximately $3.3 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock vested during the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Vested restricted shares of common stock	—	—	109,209	98,746
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,591	$1,813

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(231,816)	231,816	—	N/A
Redemptions from Other Common Units to common stock	—	(300,991)	(300,991)	N/A
Balance at September 30, 2017	1,470,939	2,676,017	4,146,956	4.2%

LTIP Units

LTIP units granted on January 6, 2017 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2018. LTIP units granted on January 6, 2017 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2017.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2017.

LTIP Units	Assumptions
Grant date	January 6, 2017
Expected term (years)	10
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$2,924
LTIP units at issuance	126,239
Fair value unit price per LTIP unit at issuance	$23.16

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(157,816)
Forfeited	—
Balance at September 30, 2017	371,846

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2017 was approximately $6.0 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units vested during the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Vested LTIP units	44,942	45,874	157,816	262,025
Fair value of vested LTIP units (in thousands)	$1,235	$1,124	$4,146	$5,306

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing the performance units granted during the nine months ended September 30, 2017.

Performance Units	Assumptions
Grant date	January 6, 2017
Expected volatility	23.0%
Expected dividend yield	6.0%
Risk-free interest rate	1.61%
Fair value of performance units grant (in thousands)	$2,882

The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The unrecognized compensation expense associated with the Company's performance units and outperformance program (collectively, "Performance-based Compensation Plans") at September 30, 2017 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s board of directors’ compensation for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2017	2016	2017	2016
Restricted shares of common stock	$594	$533	$1,776	$1,625
LTIP units	1,167	1,099	3,508	4,992	(1)
Performance-based Compensation Plans	536	322	1,610	816
Board of directors compensation (2)	87	89	265	259
Total non-cash compensation expense	$2,384	$2,043	$7,159	$7,692

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the nine months ended September 30, 2016 associated with the severance cost of a former executive officer.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2017 and September 30, 2016. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three and nine months ended September 30, 2017 and September 30, 2016, there were 237,207, 238,129, 272,337 and 277,720, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except share data)	2017	2016	2017	2016
Numerator
Net income	$21,839	$130	$23,276	$2,521
Less: preferred stock dividends	2,449	4,001	7,345	10,914
Less: amount allocated to participating securities	84	95	250	289
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	828	(190)	673	(424)
Net income (loss) attributable to common stockholders	$18,478	$(3,776)	$15,008	$(8,258)
Denominator
Weighted average common shares outstanding — basic	92,786,852	71,130,848	87,632,167	68,984,670
Effect of dilutive securities(1)
Unvested shares of restricted common stock	108,417	—	96,836	—
Unvested Performance-based Compensation Plans	539,705	—	509,137	—
Weighted average common shares outstanding — diluted	93,434,974	71,130,848	88,238,140	68,984,670
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.20	$(0.05)	$0.17	$(0.12)
Net income (loss) per share attributable to common stockholders — diluted	$0.20	$(0.05)	$0.17	$(0.12)

(1)
During the three and nine months ended September 30, 2016, there were 272,337 and 277,720, respectively, unvested shares of restricted common stock on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and nine months ended September 30, 2016, there were 278,788 and 210,617, respectively, unvested Performance-based Compensation Plans on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

The Company was subject to a one-time incentive fee based on aggregate performance thresholds of the acquired buildings sourced by Columbus Nova Real Estate Acquisition Group, LLC. The measurement period for the incentive fee ended on May 31, 2017. The incentive fee was settled in cash of approximately $0.7 million during the three months ended September 30, 2017. Incentive fee (gain) loss of approximately $(0.2) million, $0.7 million, $0, and $0 for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, is included in other expenses on the accompanying Consolidated Statements of Operations. As of December 31, 2016, the fair value of the incentive fee was zero. The estimated fair value as of December 31, 2016 was calculated using the discounted cash flow method under the income approach using the following Level 3 inputs: discount rates of 8.0% to 12.0% and exit capitalization rates of 7.0% to 12.0%.

The Company has letters of credit of approximately $5.9 million as of September 30, 2017 related to development projects and certain other agreements.

11. Subsequent Events

There were no recognized or non-recognized subsequent events.

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we identified an error in the estimated useful life of a building acquired in the fourth quarter of 2014. As a result of the error, depreciation expense had been overstated and thereby rental property, net and equity were understated. We concluded that the amounts were not material to any of our previously issued consolidated financial statements. Accordingly, we revised these balances in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For more information on this revision, see Note 2 in the accompanying Notes to Consolidated Financial Statements, “Revision of Previously Reported Consolidated Financial Statements."

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

We are organized and conduct our operations to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT. We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio. A variety of other factors, including those noted below, also affect our future results of operations.

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of September 30, 2017 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP")) multiplied by 12. If a tenant is in a free rent period as of September 30, 2017, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of continued slow economic growth, some uncertainty regarding the new U.S. presidential administration and its policy initiatives, and continued asset appreciation. The federal funds target rate remained unchanged in the third quarter and the target rate remains very low, in a range of 1.00% to 1.25%. Most recently, the Central Bank announced it would start unwinding its balance sheet in October by selling Treasury securities and agency debt on a gradual, stepped increase monthly schedule. This announcement combined with a high likelihood of another rate increase in December are signs of the Central Bank’s confidence in the economy. The current trajectory of the federal funds target rate aligns with the Central Bank’s consistent commentary that future rate increases would be gradual and rates would likely remain historically low for an extended period of time. If interest rates were to rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

The new U.S. presidential administration's first nine months have been active, however, the administration has faced difficulty implementing its initiatives. So far, there have been no significant legislative changes related to policy promises. The positive capital market movement since the election appears to indicate net favorable expectations in key areas, including corporate tax, healthcare, regulation, infrastructure, and trade. Other notable items with economic impact include the continued relative strength of the U.S. dollar versus competing currencies (including the euro and pound) and continued relatively low oil prices. The U.S. dollar weakened in the first nine months of 2017, but remains historically strong. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively, which support U.S. subsidiaries and U.S. industrial properties. Oil price declines over the past several years and the lack of a sustained rebound in price have put significant pressure on oil and gas exploration and production companies, resulting in many oil and gas sector bankruptcies, while simultaneously benefiting many industries (e.g. automotive, freight) and consumers’ disposable incomes. In June 2016, the passing of the U.K.’s referendum to separate itself from the European Union, known as Brexit, was a major surprise to the markets. The U.K.'s formal withdrawal process commenced in March 2017. The country’s progress in renegotiating financial and economic relationships with the European Union and the resulting outcomes will take many years to unfold. We believe our direct exposure to the U.K. market is limited. Of our tenants that do have direct exposure to the U.K., we believe they are well-diversified businesses. We will continue to monitor these trends for short-term and long-term impacts to our business.

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

Economic Indicators(1)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
GDP Growth Rate	3.0%	3.1%	1.2%	1.8%	2.8%
Unemployment Rate	4.2%	4.4%	4.5%	4.7%	4.9%
Change in Non-Farm Employment (in thousands)	(33)	210	50	155	249
Consumer Confidence Index	119.8	118.9	125.6	113.3	104.1
ISM(2)	60.8%	57.8%	57.2%	54.5%	51.7%
10-year Treasury Yield	2.33%	2.31%	2.40%	2.45%	1.60%
Seasonally Adjusted Annualized Rate US Total Vehicle Sales (in thousands)	18,469	16,608	16,719	18,051	17,650
Manufacturing New Orders: Durable Goods (in millions)	238,695	245,705	232,817	223,681	220,333

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

Currently, the GDP growth rate, average growth of non-farm employment, level of U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. At the end of September, the ISM level grew to its highest level since May 2004 and consumer confidence remained strong, which coincides with the average consumer

FICO score reaching an all-time high. These factors, combined with an expanding job count and ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. The strong U.S. dollar means that U.S. consumers may be purchasing a relatively larger amount of imported goods and that U.S. companies are likely to lower their rate of exports. This is likely to be a net positive for industrial real estate demand as imports tend to lead to greater net absorption than do exports.

From a corporate credit perspective, we expect U.S. default rates to be stable to declining for the remainder of the year behind positive economic growth. We believe improving commodity markets and capital markets stability will be important in supporting this outlook. Standard & Poor’s trailing 12-month September 2017 U.S. speculative grade corporate default rate declined to 3.1% compared to 3.8% at June 2017. We continue to watch the energy sector as well as closely monitor both the retail sector due to stress around apparel and department stores, and the automotive industry, given light vehicle sales are projected to decline for full year 2017 and 2018. We also note that many large multinational companies are experiencing weak organic growth, primarily due to slow economic growth, negative currency effects and commodity price deflation. We believe the combination of these observations signals some caution in underlying economic strength, however, we still expect an increase in industrial activity and demand for industrial space in the foreseeable future given expected job growth, low-interest rate environment, and GDP growth.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2017, our Operating Portfolio (as defined below) was approximately 95.4% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 18.7% and 10.5% during the three and nine months ended September 30, 2017. We define the Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment. The Operating Portfolio also excludes billboard, parking lot and cellular tower leases. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the three and nine months ended September 30, 2017. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Rent Change(2)	GAAP Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended September 30, 2017
New Leases(6)	—	$—	$—	$—	—%	—%	—	$—
Renewal Leases(7)	2,000,753	3.97	4.11	0.62	10.5%	18.7%	4.7	0.06
Total/weighted average	2,000,753	$3.97	$4.11	$0.62	10.5%	18.7%	4.7	$0.06
Nine months ended September 30, 2017
New Leases(6)	1,289,221	$4.19	$4.35	$1.78	4.3%	8.6%	4.3	$0.12
Renewal Leases(7)	7,542,279	3.85	4.00	0.64	2.8%	10.8%	5.4	0.33
Total/weighted average	8,831,500	$3.90	$4.05	$0.80	3.0%	10.5%	5.2	$0.30

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

(3)	We define GAAP Rent Change as the percentage change in the average base rent over the contractual lease term (excluding above/below market lease amortization) of the Comparable Lease.

(4)	We define Weighted Average Lease Term as the contractual lease term in years as of the lease start date weighted by square footage.

(5)	Represents the total concessions for the entire lease term.

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

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance, and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.4% of our annualized base rental revenue will expire during the period from October 1, 2017 to September 30, 2018, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period October 1, 2017 to September 30, 2018, thereby resulting in lower revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of September 30, 2017, plus available space, for each of the ten calendar years beginning with 2017 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,742,275	—	—	—
Month-to-month leases	6	181,195	0.3%	$619	0.2%
Remainder of 2017	6	889,311	1.4%	4,083	1.5%
2018	47	7,290,214	11.1%	28,783	10.8%
2019	54	9,536,734	14.6%	38,202	14.3%
2020	45	9,441,158	14.4%	40,035	15.0%
2021	54	9,043,845	13.8%	38,846	14.5%
2022	46	5,694,530	8.7%	24,461	9.2%
2023	26	5,988,440	9.2%	20,925	7.8%
2024	16	3,420,484	5.2%	13,075	4.9%
2025	13	2,334,842	3.6%	9,733	3.6%
2026	20	4,454,070	6.8%	16,751	6.3%
Thereafter	32	7,131,054	10.9%	31,537	11.9%
Total/weighted average	365	69,148,152	100.0%	$267,050	100.0%

As of September 30, 2017, for the period October 1, 2017 to September 30, 2018, none of our top ten leases based on September 30, 2017 annualized base rental revenue will be expiring.

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of September 30, 2017.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	279	62,010,039	89.8%	95.2%	$235,980	88.4%
Light Manufacturing	53	5,907,437	8.5%	97.2%	23,775	8.9%
Total Operating Portfolio	332	67,917,476	98.3%	95.4%	$259,755	97.3%

Redevelopment	1	307,315	0.4%	—%	—	—%
Flex/Office	14	923,361	1.3%	70.0%	7,295	2.7%
Total portfolio/weighted average	347	69,148,152	100.0%	94.6%	$267,050	100.0%

(1)	We define Occupancy Rate as the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period.

Portfolio Acquisitions

The following table summarizes our acquisitions during the nine months ended September 30, 2017.

Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	99,787
Waukegan, IL	261,075	2	13,850
Gaffney, SC	226,968	1	7,200
Dayton, OH	569,966	1	29,750
Belvidere, IL	336,204	1	22,867
San Diego, CA	205,440	1	19,362
Edwardsville, KS	270,869	1	16,270
Pedricktown, NJ	245,749	1	16,000
Walton, KY	224,921	1	11,450
Rock Hill, SC	275,000	1	6,675
Laredo, TX	206,810	1	13,500
Clinton, PA	297,200	1	23,650
Batavia, IL	102,500	1	5,900
Wallingford, CT	105,000	1	8,200
Rockwall, TX	389,546	1	28,600
Houston, TX	232,800	3	25,000
Lebanon, PA	211,358	1	7,950
Maple Grove, MN	108,628	1	10,031
Romulus, MI	303,760	1	19,351
Three months ended June 30, 2017	4,573,794	21	285,606
Stone Mountain, GA	78,000	1	4,175
York, PA	382,886	1	18,981
Pittston, PA	437,446	1	23,950
O'Fallon, MO	109,854	1	5,740
Belleville, MI	160,464	1	8,641
Columbus, OH	147,645	1	6,954
Groveport, OH	320,657	1	13,643
Las Vegas, NV	34,916	1	4,642
Mooresville, NC	499,200	1	25,750
Swedesboro, NJ	123,962	1	7,250
Three months ended September 30, 2017	2,295,030	10	119,726
Nine months ended September 30, 2017	9,203,446	42	$505,119

Portfolio Dispositions

During the nine months ended September 30, 2017, we sold nine buildings comprised of approximately 1.0 million square feet with a net book value of approximately $24.3 million to third parties. These buildings contributed approximately $0.1 million, $1.3 million, $0.9 million and $3.0 million to revenue for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. These buildings contributed approximately $(0.1) million, $0.1 million, $0.1 million and $0.4 million to net income (loss) (exclusive of loss on impairment and gain on the sales of rental property, net) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. Net proceeds from the sales of rental property were approximately $43.5 million and we recognized a gain on the sales of rental property, net of approximately $19.2 million for the nine months ended September 30, 2017. These dispositions were accounted for under the full accrual method.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2017.

Market (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	10.4%
Chicago, IL	8.8%
Greenville/Spartanburg, SC	4.4%
Charlotte, NC	4.2%
Cincinnati/Dayton, OH	3.6%
Milwaukee/Madison, WI	3.4%
Detroit, MI	3.2%
West Michigan, MI	2.8%
Westchester/So Connecticut, CT/NY	2.4%
Cleveland, OH	2.2%
Total	45.4%
(1) As defined by CoStar Realty Information Inc.

Buildings by Market

While we invest in properties in all locations, our proprietary risk assessment model typically identifies the best relative value in primary and secondary markets. As of September 30, 2017, our Operating Portfolio investments in primary, secondary, and tertiary markets are summarized in the table below.

		Square Footage			Annualized Base Rental Revenue
Operating Portfolio Market Type	Number of Buildings	Amount	%	Occupancy	Amount (in thousands)%
Primary (greater than 200 million net rentable square feet)	88	18,506,854	27.2%	93.7%	$75,365	29.0%
Secondary (25 million to 200 million net rentable square feet)	199	42,401,355	62.5%	96.7%	160,752	61.9%
Tertiary (less than 25 million net rentable square feet)	45	7,009,267	10.3%	91.8%	23,638	9.1%
Total/weighted average	332	67,917,476	100.0%	95.4%	$259,755	100.0%

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2017.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	13.9%
Air Freight & Logistics	12.1%
Ind Equip, Component & Metals	10.7%
Containers & Packaging	10.0%
Food & Beverages	9.7%
Retail	6.2%
Business Services	5.3%
Personal Products	5.2%
Household Durables	5.0%
Building Materials	3.8%
Total	81.9%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2017.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	2.6%
XPO Logistics	4	2.0%
Deckers Outdoor	2	1.6%
TriMas Corporation	4	1.5%
Solo Cup	1	1.4%
DHL	4	1.1%
FedEx	3	1.0%
Generation Brands	1	1.0%
Carolina Beverage Group	2	1.0%
Perrigo	2	0.9%
Total	24	14.1%

Top Leases

The following table sets forth information about the ten largest leases in our portfolio based on total annualized base rental revenue as of September 30, 2017.

Top Ten Leases	% of Total Annualized Base Rental Revenue
General Services Administration	2.6%
Solo Cup	1.4%
XPO Logistics	1.1%
Generation Brands	1.0%
Deckers Outdoor	0.9%
Spencer Gifts, LLC	0.9%
Closetmaid Corporation	0.8%
Jo-Ann Stores, LLC	0.7%
STP Products Manufacturing Company	0.7%
Mars Chocolate North America	0.7%
Total	10.8%

Tenant Retention

Our direct relationships with our tenants and our in-house expertise in leasing, asset management, engineering, and credit underwriting help us to manage all operational aspects of our portfolio, maintain occupancy, and increase rental rates. The following table provides a summary of our Operating Portfolio tenant retention during the nine months ended September 30, 2017.

Quarter ended 2017	Retention %(1)	Weighted Average Lease Term (years)	Expiring Square Feet	Renewal Square Feet(2)	Cash Rent Change	GAAP Rent Change
September 30	70.9%	4.0	1,263,911	896,695	8.5%	15.3%
June 30	60.2%	6.0	1,804,836	1,085,796	(1.3)%	2.2%
March 31	51.3%	3.4	1,185,453	607,608	13.4%	23.6%
Total/weighted average	60.9%	4.7	4,254,200	2,590,099	5.9%	12.1%

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

Goodwill

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We elected to early adopt this standard effective January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.

Results of Operations

Our results of operations are largely driven by our levels of occupancy as well as the rental rates we receive from tenants. From a rental rate standpoint, we have historically achieved overall rental increases in our tenant rollovers on a cash basis and GAAP basis.

The following discussion of our results of our same store (as defined below) net operating income (“NOI”) should be read in conjunction with our Consolidated Financial Statements. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions. However, because we have generally acquired 100% occupied properties and grown the portfolio significantly every year since our initial public offering, our same store results do not represent a market portfolio with market occupancy. Because we have above market occupancy, our same store results may look unfavorable at times as we trend to market levels. We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings acquired and disposed of or placed in service after July 1, 2016. On September 30, 2017, we owned 249 industrial buildings consisting of approximately 49.9 million square feet, which represents approximately 72.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 95.5% as of September 30, 2017 compared to 96.2% as of September 30, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2017 and September 30, 2016 with respect to the buildings acquired and disposed of or placed into service after July 1, 2016 and our flex/office buildings, redevelopment buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$47,212	$46,897	$315	0.7%	$15,675	$4,326	$2,786	$2,288	$65,673	$53,511	$12,162	22.7%
Tenant recoveries	9,009	7,461	1,548	20.7%	2,674	769	683	681	12,366	8,911	3,455	38.8%
Other income	31	47	(16)	(34.0)%	63	28	11	98	105	173	(68)	(39.3)%
Total operating revenue	56,252	54,405	1,847	3.4%	18,412	5,123	3,480	3,067	78,144	62,595	15,549	24.8%
Expenses
Property	10,962	9,098	1,864	20.5%	3,312	915	1,127	1,245	15,401	11,258	4,143	36.8%
Net operating income (2)	$45,290	$45,307	$(17)	—%	$15,100	$4,208	$2,353	$1,822	62,743	51,337	11,406	22.2%
Other expenses
General and administrative									8,380	7,603	777	10.2%
Property acquisition costs									1,386	1,978	(592)	(29.9)%
Depreciation and amortization									38,186	31,489	6,697	21.3%
Other expenses									58	279	(221)	(79.2)%
Total other expenses									48,010	41,349	6,661	16.1%
Total expenses									63,411	52,607	10,804	20.5%
Other income (expense)
Interest income									2	3	(1)	(33.3)%
Interest expense									(10,446)	(10,504)	58	(0.6)%
Loss on extinguishment of debt									(13)	—	(13)	100.0%
Gain on the sales of rental property, net									17,563	643	16,920	2,631.4%
Total other income (expense)									7,106	(9,858)	16,964	172.1%
Net income									$21,839	$130	$21,709	16,699.2%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after July 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the three months ended September 30, 2017 and September 30, 2016 was $62.7 million and $51.3 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $21.7 million or 16,699.2% to $21.8 million for the three months ended September 30, 2017, compared to $0.1 million for the three months ended September 30, 2016.

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

Same store rental income increased by $0.3 million or 0.7% to $47.2 million for the three months ended September 30, 2017 compared to $46.9 million for the three months ended September 30, 2016. Approximately $1.3 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.1 million due to a net decrease in the amortization of net above market leases and approximately $0.4 million due to the recognition of straight-line income from termination fees at certain buildings, including our Buena Vista, VA and Golden, CO buildings, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $1.5 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $1.5 million or 20.7% to $9.0 million for the three months ended September 30, 2017 compared to $7.5 million for the three months ended September 30, 2016. Approximately $1.0 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. The increase was also attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the three months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store tenant recoveries. This increase was partially offset by a decrease of approximately $0.1 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $1.9 million or 20.5% to $11.0 million for the three months ended September 30, 2017 compared to $9.1 million for the three months ended September 30, 2016. This increase was primarily related to increases in real estate taxes levied by the related taxing authority of approximately $1.0 million, as well as an increase of approximately $0.3 million in general repairs and maintenance and utilities expenses. The remaining increase was attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the three months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store operating expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to July 1, 2016, we acquired 79 buildings consisting of approximately 17.4 million square feet, and sold 22 buildings consisting of approximately 3.4 million square feet. For the three months ended September 30, 2017 and September 30, 2016, the buildings acquired after July 1, 2016 contributed approximately $15.2 million and $1.3 million to NOI, respectively. For the three months ended September 30, 2017 and September 30, 2016, the buildings sold after July 1, 2016 contributed approximately $(0.1) million and $2.9 million to net operating income (loss), respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after July 1, 2016. It also includes asset management fee income, which is separated for purposes of calculating NOI for the total portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At September 30, 2017, we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, one building consisting of approximately 0.1 million square feet that was classified as held for sale, one redevelopment building consisting of approximately 0.3 million square feet, and three buildings consisting of approximately 0.5 million square feet that were placed into service after July 1, 2016. These buildings contributed approximately $2.4 million and $1.7 million to NOI for the three months ended September 30, 2017 and September 30, 2016, respectively. Additionally, we earned approximately $9,000 and $0.1 million in asset management fee income for the three months ended September 30, 2017 and September 30, 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses increased $6.7 million or 16.1% for the three months ended September 30, 2017 to $48.0 million compared to $41.3 million for the three months ended September 30, 2016. This is primarily a result of an increase in depreciation and amortization of approximately $6.7 million as a result of buildings acquired which increased the depreciable asset base, as well as an increase of approximately $0.8 million primarily due to an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors and other general and administrative expenses. These increases were partially offset by a decrease in property acquisition costs of approximately $0.6 million due to decreased acquisition volume during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Other expenses also decreased approximately $0.2 million which is primarily attributable to a gain on incentive fee due to the finalization of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC as discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on the sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, amortization of fair market value adjustments associated with the assumption of debt, and gains or losses on hedge ineffectiveness.

Total other income (expense) increased $17.0 million or 172.1% to a net other income position of $7.1 million for the three months ended September 30, 2017 compared to a net other expense of $9.9 million for the three months ended September 30, 2016. This increase is primarily the result of an increase in the gain on the sales of rental property of approximately $16.9 million. Additionally there was a decrease in interest expense of approximately $0.1 million which was primarily related to a gain on hedge ineffectiveness of approximately $0.1 million for the three months ended September 30, 2017, whereas there was no hedge ineffectiveness for the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings acquired and disposed of or placed in service after January 1, 2016. On September 30, 2017, we owned 242 industrial buildings consisting of approximately 48.2 million square feet, which represents approximately 69.7% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 95.3% as of September 30, 2017 compared to 96.0% as of September 30, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2017 and September 30, 2016 with respect to the buildings acquired and disposed of or placed into service after January 1, 2016 and our flex/office buildings, redevelopment buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$136,577	$135,269	$1,308	1.0%	$43,430	$14,736	$6,614	$6,570	$186,621	$156,575	$30,046	19.2%
Tenant recoveries	24,224	21,920	2,304	10.5%	6,935	2,785	1,793	2,102	32,952	26,807	6,145	22.9%
Other income	93	89	4	4.5%	96	61	55	177	244	$327	(83)	(25.4)%
Total operating revenue	160,894	157,278	3,616	2.3%	50,461	17,582	8,462	8,849	219,817	183,709	36,108	19.7%
Expenses
Property	30,574	27,785	2,789	10.0%	8,201	4,020	3,537	3,867	42,312	35,672	6,640	18.6%
Net operating income (2)	$130,320	$129,493	$827	0.6%	$42,260	$13,562	$4,925	$4,982	$177,505	$148,037	$29,468	19.9%
Other expenses
General and administrative									25,090	26,373	(1,283)	(4.9)%
Property acquisition costs									4,684	3,113	1,571	50.5%
Depreciation and amortization									110,286	91,725	18,561	20.2%
Loss on impairments									—	11,231	(11,231)	(100.0)%
Loss on involuntary conversion									330	—	330	100.0%
Other expenses									1,502	857	645	75.3%
Total other expenses									141,892	133,299	8,593	6.4%
Total expenses									184,204	168,971	15,233	9.0%
Other income (expense)
Interest income									10	8	2	25.0%
Interest expense									(31,557)	(31,841)	284	(0.9)%
Loss on extinguishment of debt									(15)	(1,973)	1,958	(99.2)%
Gain on the sales of rental property, net									19,225	21,589	(2,364)	(11.0)%
Total other income (expense)									$(12,337)	$(12,217)	$(120)	1.0%
Net income									$23,276	$2,521	$20,755	823.3%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after January 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which are separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the nine months ended September 30, 2017 and September 30, 2016 was $177.5 million and $147.9 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $20.8 million or 823.3% to $23.3 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016.

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

Same store rental income increased by $1.3 million or 1.0% to $136.6 million for the nine months ended September 30, 2017 compared to $135.3 million for the nine months ended September 30, 2016. Approximately $3.6 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.4 million due to a net decrease in the amortization of net above market leases and approximately $1.1 million due to the recognition of straight-line income from termination fees at certain buildings, including our Buena Vista, VA, Belvidere, IL, and Golden, CO buildings, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $3.8 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $2.3 million or 10.5% to $24.2 million for the nine months ended September 30, 2017 compared to $21.9 million for the nine months ended September 30, 2016. Approximately $2.5 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. The increase was also attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the nine months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store tenant recoveries. This increase was partially offset by a decrease of approximately $0.8 million related to vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $2.8 million or 10.0% to $30.6 million for the nine months ended September 30, 2017 compared to $27.8 million for the nine months ended September 30, 2016. This increase was primarily related to increases in real estate taxes levied by the related taxing authority of approximately $1.8 million, as well as an increase of approximately $0.5 million in general repairs and maintenance and utilities expenses. The remaining increase was attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the nine months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store operating expenses. These increases were partially offset by a decrease of approximately $0.1 million in snow removal expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to January 1, 2016, we acquired 88 buildings consisting of approximately 19.4 million square feet, and sold 33 buildings consisting of approximately 5.2 million square feet. For the nine months ended September 30, 2017 and September 30, 2016, the buildings acquired after January 1, 2016 contributed approximately $41.6 million and $4.2 million to NOI, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the buildings sold after January 1, 2016 contributed approximately $0.7 million and $9.4 million to net operating income, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2017 we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, one building consisting of approximately 0.1 million square feet that were classified as held for sale, one redevelopment building consisting of approximately 0.3 million square feet, and one building consisting of approximately 0.2 million square feet that was placed into service after January 1, 2016. These buildings contributed approximately $4.8 million and $4.8 million to NOI for the nine months ended September 30, 2017 and September 30, 2016, respectively. Additionally, we earned $0.1 million and $0.2 million in asset management fee income for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, loss on involuntary conversion, and other expenses.

Total other expenses increased $8.6 million or 6.4% for the nine months ended September 30, 2017 to $141.9 million compared to $133.3 million for the nine months ended September 30, 2016. The increase was primarily related to an increase of approximately $18.6 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. This increase was also attributable to an increase in property acquisition costs of approximately $1.6 million which was due to increased acquisition volume during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as well as an increase in loss on involuntary conversion of approximately $0.3 million, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. Other expenses also increased approximately $0.6 million which was primarily attributable to a gain on incentive fee due to the finalization of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC as discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by a decrease in loss on impairments as there were none recognized during the nine months ended September 30, 2017, whereas there were nine buildings impaired for the nine months ended September 30, 2016 for a loss of approximately $11.2 million. Additionally, general and administrative expense decreased approximately $1.3 million, primarily attributable to a decrease of approximately $3.1 million related to the severance of a former executive officer during the nine months ended September 30, 2016, which did not recur in 2017. These severance costs were partially offset by an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors and other general and administrative expenses.

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on the sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, amortization of fair market value adjustments associated with the assumption of debt, and gains or losses on hedge ineffectiveness.

Total net other expense increased $0.1 million or 1.0% to $12.3 million for the nine months ended September 30, 2017 compared to $12.2 million for the nine months ended September 30, 2016. This increase was primarily the result of a decrease in the gain on the sales of rental property of approximately $2.4 million. This was partially offset by a decrease in loss on extinguishment of debt of approximately $2.0 million which was primarily attributable to the payment of prepayment fees for loans repaid during the nine months ended September 30, 2016 which did not recur in 2017. Additionally, interest expense decreased approximately $0.3 million which was primarily related to a decrease in the weighted average interest rate, as well as a gain on hedge ineffectiveness of approximately $0.1 million for the nine months ended September 30, 2017, whereas there was no hedge ineffectiveness for the nine months ended September 30, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2017	2016	2017	2016
Net income	$21,839	$130	$23,276	$2,521
Rental property depreciation and amortization	38,114	31,416	110,069	91,537
Loss on impairments	—	—	—	11,231
Gain on the sales of rental property, net	(17,563)	(643)	(19,225)	(21,589)
FFO	42,390	30,903	$114,120	$83,700
Preferred stock dividends	(2,449)	(4,001)	(7,345)	(10,914)
Other expenses	—	(95)	—	(289)
FFO attributable to common stockholders and unit holders	$39,941	$26,807	$106,775	$72,497

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2017	2016	2017	2016
Net income	$21,839	$130	$23,276	$2,521
Asset management fee income	(9)	(60)	(52)	(166)
General and administrative	8,380	7,603	25,090	26,373
Property acquisition costs	1,386	1,978	4,684	3,113
Depreciation and amortization	38,186	31,489	110,286	91,725
Interest income	(2)	(3)	(10)	(8)
Interest expense	10,446	10,504	31,557	31,841
Loss on impairments	—	—	—	11,231
Loss on involuntary conversion	—	—	330	—
Loss on extinguishment of debt	13	—	15	1,973
Other expenses	260	279	813	857
(Gain) loss on incentive fee	(202)	—	689	—
Gain on the sales of rental property, net	(17,563)	(643)	(19,225)	(21,589)
Net operating income	$62,734	$51,277	$177,453	$147,871

Cash Flows

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

The following table summarizes our cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$120,517	$97,905	$22,612	23.1%
Net cash used in investing activities	$462,711	$220,016	$242,695	110.3%
Net cash provided by financing activities	$341,042	$122,373	$218,669	178.7%

Net cash provided by operating activities increased $22.6 million to $120.5 million for the nine months ended September 30, 2017 compared to $97.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $242.7 million to $462.7 million for the nine months ended September 30, 2017 compared to $220.0 million for the nine months ended September 30, 2016. The increased cash outflow was primarily due to the acquisition of 42 buildings for a total cash consideration of approximately $485.8 million for the nine months ended September 30, 2017 compared to the acquisition of 23 buildings for a total cash consideration of approximately $247.8 million for the nine months ended September 30, 2016. The increase is also attributable to the sale of nine building during the nine months ended September 30, 2017 for net proceeds of approximately $43.5 million, compared to the nine months ended September 30, 2016 where we sold 14 buildings for net proceeds of approximately $50.3 million.

Net cash provided by financing activities increased $218.7 million to $341.0 million for the nine months ended September 30, 2017 compared to $122.4 million for the nine months ended September 30, 2016. The change was primarily due to an increase in net cash inflow from our unsecured credit facility of approximately $144.0 million and an increase in proceeds from sales of common stock of approximately $238.9 million. These increases in net cash inflow were partially offset by the issuance of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 17, 2016 for $75.0 million whereas there were no preferred stock issuances during the nine months ended September 30, 2017, as well as a $0.009171 increase in the dividend paid per share during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Additionally there was an increase in the repayment of mortgage notes of approximately $71.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

As of September 30, 2017, we had total immediate liquidity of approximately $360.1 million, comprised of $11.0 million of cash and cash equivalents and $349.1 million of immediate availability on our unsecured credit facility.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the nine months ended September 30, 2017. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

On November 2, 2017, our board of directors declared the common stock dividend for the months ending January 31, 2018, February 28, 2018 and March 31, 2018 at a monthly rate of $0.118333 per share of common stock.

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and the Series C Preferred Stock (collectively, the "Preferred Stock Issuances") at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the nine months ended September 30, 2017.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
September 30	July 31, 2017	$0.4140625	$0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.2421875	$1.2890625

On November 2, 2017, our board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending December 31, 2017 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2017.

Loan	Principal Outstanding as of September 30, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$245,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	245,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,934)
Total carrying value unsecured term loans	446,066

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,832)
Total carrying value unsecured notes	398,168

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	55,366	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,933	4.78%	Dec-15-2023	iv
Total mortgage notes	59,299
Total unamortized fair market value premiums	63
Less: Total unamortized deferred financing fees and debt issuance costs	(667)
Total carrying value mortgage notes	58,695
Total / weighted average interest rate (5)	$1,147,929	3.44%

(1)
Interest rate as of September 30, 2017. At September 30, 2017, the one-month LIBOR (“L”) was 1.23222%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	Capacity of $150.0 million, which we have until July 27, 2018 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $450.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of September 30, 2017 was approximately $349.1 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2017, we were in compliance with the applicable financial covenants.

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company, in which multiple properties served as collateral for the mortgage notes, were paid in full.

On July 28, 2017, we entered into a $150.0 million unsecured term loan agreement ("Unsecured Term Loan D"). As of September 30, 2017, the interest rate on the Unsecured Term Loan D was LIBOR plus a spread of 1.3% based on our consolidated leverage ratio, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan D will mature on January 4, 2023. The Unsecured Term Loan D has an accordion feature that allows us to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows us to draw up to six advances of at least $25.0 million each until July 27, 2018. To the extent that we do not request advances of the $150.0 million of aggregate commitments by July 27, 2018, the unadvanced commitments terminate. We incurred approximately $1.0 million in deferred financing fees associated with the Unsecured Term Loan D, which are being amortized through the maturity date. We also are required to pay an annual fee of $35,000 to be amortized over one year. The Unsecured Term Loan D has an unused commitment fee equal to 0.15% of its unused commitment, which begins to accrue on October 26, 2017 and are due and payable monthly until the earlier of (i) the date that commitments of $150.0 million have been fully advanced, (ii) July 27, 2018, and (iii) the date that commitments of $150.0 million have been reduced to zero pursuant to our ability to terminate the aggregate commitments at any time upon notice. STAG Industrial, Inc. and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan D. The agreement also contains financial and other covenants substantially similar to the covenants in our unsecured credit facility.

On July 28, 2017, we entered into an amendment to our unsecured credit facility agreement and amendments to our unsecured term loan agreements to conform certain provisions to the Unsecured Term Loan D agreement.

The chart below details our debt capital structure as of September 30, 2017.

Debt Capital Structure	September 30, 2017
Total principal outstanding (in thousands)	$1,154,299
Weighted average duration (years)	4.8
% Secured debt	5%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	38%

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

The table below sets forth our outstanding preferred stock issuances as of September 30, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Preferred Stock Issuances rank on parity and ranks senior to our common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our affairs. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series B Preferred Stock and Series C Preferred Stock prior to April 16, 2018 and March 17, 2021, respectively, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control.

Common Stock

The following sets forth our at-the-market ("ATM") common stock offering program as of September 30, 2017. We may from time to time sell common stock through sales agents under the program.

ATM Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2017 (in thousands)
2017 $300 million ATM	April 7, 2017	$300,000	$77,592

The tables below set forth the activity under our ATM common stock offering programs during the three and nine months ended September 30, 2017 (in thousands, except share data).

	Three months ended September 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	2,409,453	$27.08	$65,239	$815	$64,424
Total/weighted average	2,409,453	$27.08	$65,239	$815	$64,424

	Nine months ended September 30, 2017
ATM Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $300 million ATM	8,366,212	$26.58	$222,408	$2,666	$219,742
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	13,165,996	$25.80	$339,624	$4,270	$335,354

(1)	This program ended before September 30, 2017.

Subsequent to September 30, 2017, we sold 180,300 shares under our ATM common stock offering program for gross proceeds of approximately $5.1 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2017, we owned approximately 95.8% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.2%.

On May 31, 2017, we acquired a property located in San Diego, CA. As partial consideration for the property, we granted 687,827 common units in the Operating Partnership with a fair value of approximately $18.6 million. The number of common units granted was calculated based on the trailing five-day average common stock price ending on the second business day that immediately preceded the grant date. The fair value of the common units granted was calculated based on our closing stock price on the New York Stock Exchange on the grant date multiplied by the number of common units granted. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, as amended, and Regulation D promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units. Subject to certain restrictions, the common units may be redeemed for cash or, at our election, common stock on a one for one basis, subject to adjustment, as provided in the operating partnership agreement.

Non-cash Compensation Expense

We recorded approximately $6.9 million in general and administrative expenses in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2017 for the amortization of our equity incentive plan, excluding board of directors' compensation. We expect to recognize approximately $9.2 million for the year ending December 31, 2017 for the amortization of our equity incentive plan, excluding board of directors' compensation. The following table summarizes the expected amortization of our unrecognized compensation expense over the next five calendar years as of September 30, 2017.

Year	Future Amortization of Non-cash Compensation Expense (in thousands)
Remainder of 2017	$2,307
2018	$5,162
2019	$3,593
2020	$1,732
2021	$113

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2017, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of September 30, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$194	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$(25)	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$(26)	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(196)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$255	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$497	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$354	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$247	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$148	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$52	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$50	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,550)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$19	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(196)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(413)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(467)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$75	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$76	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$76	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$75	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$152	1.8475%	One-month L	Jan-04-2023

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2017, the fair value of 14 of our 21 interest rate swaps were in an asset position of approximately $2.3 million and 7 interest rate swaps were in a liability position of approximately $2.9 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2017, we had $695.0 million of variable rate debt. As of September 30, 2017, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2017, we had letters of credit related to development projects and certain other agreements of approximately $5.9 million. As of September 30, 2017, we had no other material off-balance sheet arrangements.

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

As of September 30, 2017, we had $695.0 million of outstanding variable rate debt, all of which, with the exception of $245.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $245.0 million on the unsecured credit facility (the portion outstanding at September 30, 2017 not fixed by interest rate swaps) for the nine months ended September 30, 2017, our interest expense would have increased by approximately $1.8 million for the nine months ended September 30, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1 *	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto
10.2 *
Second Amendment to Credit Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.3 *
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.4 *
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.5 *
Second Amendment to Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 2, 2017	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1 *	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto
10.2 *
Second Amendment to Credit Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.3 *
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.4 *
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.5 *
Second Amendment to Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.