Form 10-K
period 2017-12-31
STAG Industrial, Inc.
filed 2018-02-15
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,517 million based on the closing price on the New York Stock Exchange as of June 30, 2017.
Number of shares of the registrant’s common stock outstanding as of February 13, 2018: 97,234,720
Number of shares of 6.625% Series B Cumulative Redeemable Preferred Stock as of February 13, 2018: 2,800,000
Number of shares of 6.875% Series C Cumulative Redeemable Preferred Stock as of February 13, 2018: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

PART I.
Introduction

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (“Operating Partnership”).

Forward-Looking Statements

This report, including the information incorporated by reference, contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

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

Item 1.  Business
As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of December 31, 2017 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of December 31, 2017, the annualized base rent is calculated based on the first contractual monthly base rent amount multiplied by 12.
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

As of December 31, 2017, we owned 356 buildings in 37 states with approximately 70.2 million rentable square feet, consisting of 287 warehouse/distribution buildings, 52 light manufacturing buildings, 14 flex/office buildings, and three buildings in redevelopment or classified as held for sale. As of December 31, 2017, our buildings were approximately 95.3% leased to 312 tenants, with no single tenant accounting for more than approximately 2.6% of our total annualized base rental revenue and no single industry accounting for more than approximately 13.8% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant. We define Occupancy Rate as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier. Buildings remain in the redevelopment portfolio for non-GAAP purposes upon the earlier of stabilization or 12 months from the completion of the redevelopment. We define stabilization as achieving at least 90% occupancy, excluding the impact of leases with terms less than 12 months.
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
We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2017, we owned approximately 95.9% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.1%.  We completed our initial public offering of common stock (“IPO”) and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

Our Strategy
Our primary business objectives are to own and operate a balanced and diversified portfolio of binary risk investments (individual single-tenant industrial properties) that maximize cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations per share.
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

•
Other institutional, industrial real estate buyers tend to focus on larger properties and portfolios in a select few primary markets. In contrast, we focus on smaller, individual properties across many markets. As a result, our typical competitors are local investors who often do not have the same access to debt or equity capital as us. In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.

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

Employees

As of December 31, 2017, we employed 72 employees. None of our employees are represented by a labor union.

Our Corporate Structure

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an UPREIT; our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our Operating Partnership is the umbrella partnership. We own a majority, but not all, of the Operating Partnership. We also wholly own the sole general partner (the manager) of the Operating Partnership. Substantially all of our assets are held in, and substantially all of our operations are conducted through, the Operating Partnership. Shares of our common stock are listed on the NYSE. The limited partnership interests in the Operating Partnership, which we sometimes refer to as “common units,” are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below. Our UPREIT structure allows us to acquire properties on a tax-deferred basis by issuing common units in exchange for the property.

The common units of limited partnership interest in our Operating Partnership correlate on a one-for-one economic basis to the shares of common stock in the REIT. Each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

The following is a simplified diagram of our UPREIT structure at December 31, 2017.

Public stockholders (including officers and directors)
100%
STAG Industrial, Inc. (the "REIT") NYSE: STAG
100%
Third parties (including officers and directors)
94.9% Limited Partner
STAG Industrial GP, LLC
4.1% Limited Partner
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
All reports, proxy and information statements and other information we file with the SEC are also available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.
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
As of December 31, 2017, most of our 356 buildings were industrial properties, including 287 warehouse/distribution facilities, 52 light manufacturing facilities, 14 flex/office facilities, and three buildings in redevelopment or classified as held for sale. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
Adverse economic conditions will harm our returns and profitability.
Our operating results may be affected by market and economic challenges and uncertainties, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole, by the local economies where our properties may be located or our tenants may conduct business, or by the real estate industry, including the following:

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
The values of, and the cash flows from, the properties we own may be affected by historical or future developments in global, national and local economies. As a result of the global economic crisis and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.
Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have holdings in the following states, which, as of December 31, 2017, were the three largest when accounting for the percentage of our total annualized base rental revenue: Illinois (8.2%, spread over two CBSA’s); Ohio (7.8%, spread over eight CBSA’s); and Texas (7.6%, spread over six CBSA’s). We define Core Based Statistical Area ("CBSA") as a U.S. geographic area defined by the Office of Management and Budget that consists of one or more counties (or equivalents) anchored by an urban center of at least 10,000 people plus adjacent counties that are socioeconomically tied to the urban center by commuting. Our operating performance could be adversely affected if conditions become less favorable in any of the states or regions in which we have a concentration of properties.

We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.
We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2017, were the three largest when accounting for the percentage of our total annualized base rental revenue: Automotive (13.8%); Air Freight & Logistics (12.5%); and Industrial Equipment, Components, and Metals (11.0%). Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.
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
Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets may experience liquidity disruptions, resulting in the unavailability of financing for many businesses. If our tenants are unable to obtain financing necessary to continue to operate their businesses, they may be unable to meet their rental obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.
We depend on key personnel; the loss of their full service could adversely affect us.
Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. As of December 31, 2017, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel.
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
We acquire and intend to continue to acquire primarily warehouse/distribution properties and light manufacturing properties. The acquisition of properties entails various risks, including the risk that our investments may not perform as we expect. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties for the purchase price we desire. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our Operating Partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows.

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
The majority of our properties have been under management for less than five years. In addition, in the past five years, we have acquired 317 buildings totaling approximately 64.9 million rentable square feet. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.
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

Risks Related to Our Organization and Structure
Our growth depends on external sources of capital, which are outside of our control and affect our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and dividends; and

•	the market price per share of our common stock.
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
To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our stock.
We have experienced historical net losses and accumulated deficits after depreciation and amortization and we may experience future losses.
We had a historical net loss attributable to common stockholders for the year ended December 31, 2015 of approximately $38.6 million. There can be no assurance that we will not incur net losses in the future after excluding the effects of depreciation and amortization, which could adversely affect our ability to service our indebtedness and our ability to make distributions, any of which could adversely affect the trading price of our securities.
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
We may experience conflicts of interest with several members of our senior management team and board who have or may become limited partners in our Operating Partnership through the receipt of common units or long-term incentive plan units in our Operating Partnership (“LTIP units”) granted under our 2011 Equity Incentive Plan, as amended (the “2011 Plan”).
We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.
We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; or hire additional accounting, internal audit and finance staff. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and trading price of our securities.
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
Title 8, Subtitle 3 of the Maryland General Corporation Law (“MGCL”), permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that might be in the best interest of our stockholders.
Our charter and bylaws, the partnership agreement for our Operating Partnership and Maryland law contain other provisions that may delay, defer or prevent a transaction or a change of control that might be in the best interest of our stockholders.
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
Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2011 Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of our common stock. The existence of shares of our common stock reserved for issuance under the 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, our board of directors authorized us to issue shares of common stock in our ATM program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.
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

•
disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism and geopolitical developments outside the United States, such as the effects of the United Kingdom’s referendum to withdraw from the European Union.

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
For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our properties.
Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same markets and sub-markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
A significant portion of our properties have leases that expire in the next three years and we may be unable to renew leases, lease vacant space or re-lease space as leases expire.
Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2017, leases with respect to approximately 37.0% (excluding month-to-month leases, which comprise an additional 1.6%) of our total annualized base rental revenue will expire before December 31, 2020. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or sub-market could adversely affect our ability to re‑lease the space at attractive rental rates.
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
The bankruptcy or insolvency of a tenant could diminish the income we receive from that tenant’s lease. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its lease with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured pre-petition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the lease. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced and could adversely impact our ability to pay distributions to stockholders.
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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of remediation or removing hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean‑up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean‑up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediation of any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
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

Compliance or failure to comply with the ADA and other similar regulations could result in substantial costs.
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
Some of our properties are subject to ground leases that expose us to the loss of such property upon breach or termination of the ground lease and may limit our ability to sell the property.
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
As of December 31, 2017, we had total outstanding debt of approximately $1.2 billion, including $121.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

Covenants in our unsecured credit facility, unsecured term loans, unsecured notes, mortgage notes, and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.
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
We are a holding company and conduct substantially all of our business through our Operating Partnership. We do not have, apart from our ownership of our Operating Partnership, any independent operations. As a result, we will rely on distributions from our Operating Partnership to pay any dividends we might declare on our securities. We will also rely on distributions from our Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT status. The ability of subsidiaries of our Operating Partnership to make distributions to our Operating Partnership, and the ability of our Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lock box arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. For example, our subsidiaries are party to mortgage notes that prohibit, in the event of default, their distribution of any cash to a related party, including our Operating Partnership. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make the distributions required to maintain our REIT status.
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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends‑paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Re-characterization of sale‑leaseback transactions may cause us to lose our REIT status.
In certain circumstances, we expect to purchase real properties and lease them back to the sellers of such properties. While we intend to structure any such sale‑leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service (“IRS”) will not challenge such characterization. In the event that any such sale‑leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale‑leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
We may be subject to adverse legislative or regulatory tax changes.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or may reduce the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act (“TCJA”), significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes on REITs and their stockholders.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2017, we owned the properties listed below.

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
Alabama
	Montgomery	1	Warehouse / Distribution	Montgomery, AL	332,000
	Phenix City	1	Warehouse / Distribution	Columbus, GA-AL	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	Fayetteville-Springdale-Rogers, AR-MO	400,000
Arizona
	Avondale	1	Warehouse / Distribution	Phoenix-Mesa-Scottsdale, AZ	186,643
	Phoenix	1	Warehouse / Distribution	Phoenix-Mesa-Scottsdale, AZ	102,747
California
	Camarillo	2	Warehouse / Distribution	Oxnard-Thousand Oaks-Ventura, CA	732,606
	San Diego	1	Warehouse / Distribution	San Diego-Carlsbad, CA	205,440
	Visalia	1	Warehouse / Distribution	Visalia-Porterville, CA	635,281
Colorado
	Golden	1	Warehouse / Distribution	Denver-Aurora-Lakewood, CO	227,500

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
	Grand Junction	1	Warehouse / Distribution	Grand Junction, CO	82,800
	Longmont	1	Warehouse / Distribution	Boulder, CO	159,611
Connecticut
	Avon	1	Light Manufacturing	Hartford-West Hartford-East Hartford, CT	78,400
	East Windsor	2	Warehouse / Distribution	Hartford-West Hartford-East Hartford, CT	271,111
	Milford	1	Warehouse / Distribution	New Haven-Milford, CT	200,000
	North Haven	3	Warehouse / Distribution	New Haven-Milford, CT	824,727
	Wallingford	1	Warehouse / Distribution	New Haven-Milford, CT	105,000
Delaware
	Newark	2	Flex / Office	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	52,665
	New Castle	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	485,987
Florida
	Daytona Beach	1	Light Manufacturing	Deltona-Daytona Beach-Ormond Beach, FL	142,857
	Jacksonville	4	Warehouse / Distribution	Jacksonville, FL	1,025,720
	Ocala	1	Warehouse / Distribution	Orlando-Kissimmee-Sanford, FL	619,466
	Orlando	1	Light Manufacturing	Orlando-Kissimmee-Sanford, FL	215,900
	Orlando	1	Warehouse / Distribution	Orlando-Kissimmee-Sanford, FL	155,000
	Pensacola	1	Flex / Office	Pensacola-Ferry Pass-Brent, FL	30,620
Georgia
	Calhoun	1	Warehouse / Distribution	Calhoun, GA	151,200
	Dallas	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	92,807
	Forest Park	2	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	799,200
	LaGrange	1	Warehouse / Distribution	LaGrange, GA	219,891
	Norcross	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	152,036
	Savannah	1	Warehouse / Distribution	Savannah, GA	504,200
	Shannon	1	Warehouse / Distribution	Rome, GA	568,516
	Smyrna	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	102,000
	Statham	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	225,680
	Stone Mountain	1	Warehouse / Distribution	Atlanta-Sandy Springs-Roswell, GA	78,000
Idaho
	Idaho Falls	1	Warehouse / Distribution	Idaho Falls, ID	90,300
	Pocatello	1	Flex / Office	Pocatello, ID	43,353
Illinois
	Batavia	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	102,500
	Belvidere	10	Warehouse / Distribution	Rockford, IL	1,469,222
	DeKalb	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	146,740
	Gurnee	2	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	562,500
	Harvard	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	126,304
	Itasca	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	202,000
	Libertyville	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	251,961
	Libertyville	1	Flex / Office	Chicago-Naperville-Elgin, IL-IN-WI	35,141
	Machesney Park	1	Warehouse / Distribution	Rockford, IL	80,000
	Montgomery	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	584,301
	Sauk Village	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	375,785
	South Holland	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	202,902
	Waukegan	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	131,252
	Waukegan	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	130,156
	West Chicago	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	249,470
	West Chicago	5	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	305,874
	Wood Dale	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	137,607
	Woodstock	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	129,803

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
Indiana
	Albion	7	Light Manufacturing	Kendallville, IN	261,013
	Elkhart	2	Warehouse / Distribution	Elkhart-Goshen, IN	170,100
	Kendallville	1	Light Manufacturing	Kendallville, IN	58,500
	Fort Wayne	1	Warehouse / Distribution	Fort Wayne, IN	108,800
	Goshen	1	Warehouse / Distribution	Elkhart-Goshen, IN	366,000
	Lafayette	3	Warehouse / Distribution	Lafayette-West Lafayette, IN	466,400
	Marion	1	Warehouse / Distribution	Marion, IN	249,920
	Portage	1	Warehouse / Distribution	Chicago-Naperville-Elgin, IL-IN-WI	212,000
	South Bend	1	Warehouse / Distribution	South Bend-Mishawaka, IN-MI	225,000
Iowa
	Council Bluffs	1	Warehouse / Distribution	Omaha-Council Bluffs, NE-IA	90,000
	Marion	1	Warehouse / Distribution	Cedar Rapids, IA	95,500
	Sergeant Bluff	1	Flex / Office	Sioux City, IA-NE-SD	148,131
Kansas
	Edwardsville	1	Warehouse / Distribution	Kansas City, MO-KS	270,869
	Lenexa	2	Warehouse / Distribution	Kansas City, MO-KS	276,219
	Olathe	1	Warehouse / Distribution	Kansas City, MO-KS	496,373
	Wichita	3	Warehouse / Distribution	Wichita, KS	248,550
Kentucky
	Bardstown	1	Warehouse / Distribution	Louisville/Jefferson County, KY-IN	102,318
	Danville	1	Warehouse / Distribution	Danville, KY	757,047
	Erlanger	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	108,620
	Hebron	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	109,000
	Louisville	2	Warehouse / Distribution	Louisville/Jefferson County, KY-IN	497,820
	Walton	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	224,921
Louisiana
	Shreveport	1	Warehouse / Distribution	Shreveport-Bossier City, LA	420,259
Maine
	Belfast	5	Flex / Office	—	306,554	(2)
	Biddeford	2	Warehouse / Distribution	Portland-South Portland, ME	265,126
	Gardiner	1	Warehouse / Distribution	Augusta-Waterville, ME	265,000
	Lewiston	1	Flex / Office	Lewiston-Auburn, ME	60,000
	Portland	1	Warehouse / Distribution	Portland-South Portland, ME	100,600
Maryland
	Hampstead	1	Warehouse / Distribution	Baltimore-Columbia-Towson, MD	1,035,249
Massachusetts
	Chicopee	1	Warehouse / Distribution	Springfield, MA	217,000
	Malden	2	Light Manufacturing	Boston-Cambridge-Newton, MA-NH	109,943
	Norton	1	Warehouse / Distribution	Providence-Warwick, RI-MA	200,000
	South Easton	1	Light Manufacturing	Providence-Warwick, RI-MA	86,000
	Stoughton	2	Warehouse / Distribution	Boston-Cambridge-Newton, MA-NH	258,213
	Westborough	1	Warehouse / Distribution	Worcester, MA-CT	121,700
Michigan
	Belleville	1	Light Manufacturing	Detroit-Warren-Dearborn, MI	160,464
	Chesterfield	4	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	478,803
	Grand Rapids	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	301,317
	Holland	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	195,000
	Kentwood	1	Light Manufacturing	Grand Rapids-Wyoming, MI	85,157
	Lansing	4	Warehouse / Distribution	Lansing-East Lansing, MI	770,425
	Marshall	1	Light Manufacturing	Battle Creek, MI	57,025

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
	Novi	2	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	245,860
	Plymouth	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	125,214
	Redford	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	135,728
	Romulus	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	303,760
	Sterling Heights	1	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	108,000
	Walker	1	Warehouse / Distribution	Grand Rapids-Wyoming, MI	210,000
	Warren	2	Warehouse / Distribution	Detroit-Warren-Dearborn, MI	422,377
Minnesota
	Carlos	1	Light Manufacturing	Alexandria, MN	196,270
	Brooklyn Park	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	200,720
	Maple Grove	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	108,628
	New Hope	1	Light Manufacturing	Minneapolis-St. Paul-Bloomington, MN-WI	107,348
	Rogers	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	386,724
	Savage	1	Warehouse / Distribution	Minneapolis-St. Paul-Bloomington, MN-WI	244,050
Missouri
	Earth City	1	Warehouse / Distribution	St. Louis, MO-IL	116,783
	Hazlewood	1	Warehouse / Distribution	St. Louis, MO-IL	305,550
	Kansas City	1	Warehouse / Distribution	Kansas City, MO-KS	226,576
	O'Fallon	2	Warehouse / Distribution	St. Louis, MO-IL	186,854
Nevada
	Las Vegas	1	Warehouse / Distribution	Las Vegas-Henderson-Paradise, NV	34,916
	Reno	1	Light Manufacturing	Reno, NV	87,264
	Sparks	1	Warehouse / Distribution	Reno, NV	161,986
New Hampshire
	Londonderry	1	Warehouse / Distribution	Boston-Cambridge-Newton, MA-NH	125,060
	Nashua	1	Warehouse / Distribution	Manchester-Nashua, NH	337,391
New Jersey
	Burlington	2	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1,552,121
	Lopatcong	1	Warehouse / Distribution	Allentown-Bethlehem-Easton, PA-NJ	237,500
	Pedricktown	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	245,749
	Franklin Township	1	Warehouse / Distribution	New York-Newark-Jersey City, NY-NJ-PA	183,000
	Swedesboro	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	123,962
New York
	Buffalo	1	Warehouse / Distribution	Buffalo-Cheektowaga-Niagara Falls, NY	117,000
	Cheektowaga	1	Warehouse / Distribution	Buffalo-Cheektowaga-Niagara Falls, NY	121,760
	Farmington	1	Warehouse / Distribution	Rochester, NY	149,657
	Gloversville	3	Warehouse / Distribution	Gloversville, NY	211,554
	Johnstown	3	Warehouse / Distribution	Gloversville, NY	169,602
	Johnstown	1	Light Manufacturing	Gloversville, NY	42,325
North Carolina
	Charlotte	4	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	884,276	(3)
	Charlotte	1	Light Manufacturing	Charlotte-Concord-Gastonia, NC-SC	104,852	(3)
	Durham	1	Warehouse / Distribution	Durham-Chapel Hill, NC	80,600
	Huntersville	1	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	185,570
	Lexington	1	Warehouse / Distribution	Winston-Salem, NC	201,800
	Mebane	2	Warehouse / Distribution	Burlington, NC	606,840
	Mebane	1	Light Manufacturing	Burlington, NC	202,691
	Mooresville	2	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	799,200
	Mountain Home	1	Warehouse / Distribution	Asheville, NC	146,014
	Newton	1	Warehouse / Distribution	Hickory-Lenoir-Morganton, NC	217,200
	Pineville	1	Light Manufacturing	Charlotte-Concord-Gastonia, NC-SC	75,400

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
	Rural Hall	1	Warehouse / Distribution	Winston-Salem, NC	250,000
	Smithfield	1	Warehouse / Distribution	Raleigh, NC	191,450
	Winston-Salem	1	Warehouse / Distribution	Winston-Salem, NC	385,000
	Salisbury	1	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	288,000
Ohio
	Bedford Heights	1	Warehouse / Distribution	Cleveland-Elyria, OH	173,034
	Boardman	1	Warehouse / Distribution	Youngstown-Warren-Boardman, OH-PA	175,900
	Cincinnati	1	Flex / Office	Cincinnati, OH-KY-IN	114,532
	Columbus	2	Warehouse / Distribution	Columbus, OH	333,645
	Dayton	2	Warehouse / Distribution	Dayton, OH	775,727
	Fairborn	1	Warehouse / Distribution	Dayton, OH	258,680
	Fairfield	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	206,448
	Gahanna	1	Warehouse / Distribution	Columbus, OH	383,000
	Grove City	1	Warehouse / Distribution	Columbus, OH	175,512
	Groveport	1	Warehouse / Distribution	Columbus, OH	320,657
	Hamilton	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	245,000
	Hilliard	1	Warehouse / Distribution	Columbus, OH	237,500
	Macedonia	1	Warehouse / Distribution	Akron, OH	201,519
	Mason	1	Light Manufacturing	Cincinnati, OH-KY-IN	116,200
	North Jackson	1	Warehouse / Distribution	Youngstown-Warren-Boardman, OH-PA	209,835
	North Jackson	1	Redevelopment	Youngstown-Warren-Boardman, OH-PA	307,315
	Oakwood Village	1	Warehouse / Distribution	Cleveland-Elyria, OH	75,000
	Salem	1	Light Manufacturing	Salem, OH	271,000
	Seville	2	Warehouse / Distribution	Cleveland-Elyria, OH	345,000
	Streetsboro	1	Warehouse / Distribution	Akron, OH	343,416
	Strongsville	1	Warehouse / Distribution	Cleveland-Elyria, OH	161,984
	Toledo	1	Warehouse / Distribution	Toledo, OH	177,500
	Twinsburg	1	Warehouse / Distribution	Akron, OH	150,974
	West Chester	1	Warehouse / Distribution	Cincinnati, OH-KY-IN	269,868
Oklahoma
	Oklahoma City	2	Warehouse / Distribution	Oklahoma City, OK	303,740
	Tulsa	1	Warehouse / Distribution	Tulsa, OK	175,000
Oregon
	Salem	2	Light Manufacturing	Salem, OR	155,900
Pennsylvania
	Allentown	1	Warehouse / Distribution	Allentown-Bethlehem-Easton, PA-NJ	289,900
	Clinton	1	Warehouse / Distribution	Pittsburgh, PA	297,200
	Elizabethtown	1	Warehouse / Distribution	Lancaster, PA	206,236
	Lancaster	1	Warehouse / Distribution	Lancaster, PA	240,529
	Langhorne	1	Warehouse / Distribution	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	102,000
	Langhorne	2	Light Manufacturing	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	287,647
	Lebanon	1	Warehouse / Distribution	Lebanon, PA	211,358
	Mechanicsburg	3	Warehouse / Distribution	Harrisburg-Carlisle, PA	747,054
	Muhlenberg Townsh	1	Warehouse / Distribution	Reading, PA	394,289
	New Kingston	1	Warehouse / Distribution	Harrisburg-Carlisle, PA	330,000
	O'Hara Township	1	Warehouse / Distribution	Pittsburgh, PA	887,084
	Pittston	1	Warehouse / Distribution	Scranton--Wilkes-Barre--Hazleton, PA	437,446
	Reading	1	Warehouse / Distribution	Reading, PA	248,000
	Williamsport	1	Warehouse / Distribution	Williamsport, PA	250,000
	York	1	Warehouse / Distribution	York-Hanover, PA	382,886

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
South Carolina
	Columbia	1	Light Manufacturing	Columbia, SC	185,600
	Duncan	2	Warehouse / Distribution	Spartanburg, SC	787,380
	Edgefield	1	Light Manufacturing	Augusta-Richmond County, GA-SC	126,190
	Fountain Inn	2	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	432,472
	Gaffney	1	Warehouse / Distribution	Gaffney, SC	226,968
	Graniteville	1	Warehouse / Distribution	Augusta-Richmond County, GA-SC	450,000
	Greenville	1	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	157,500
	Greenwood	2	Light Manufacturing	Greenwood, SC	175,055
	Greer	4	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	290,000
	Laurens	1	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	125,000
	Piedmont	3	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	400,000
	Rock Hill	2	Warehouse / Distribution	Charlotte-Concord-Gastonia, NC-SC	590,520
	Simpsonville	2	Warehouse / Distribution	Greenville-Anderson-Mauldin, SC	411,994
	Spartanburg	6	Warehouse / Distribution	Spartanburg, SC	1,209,260
	Ware Shoals	1	Light Manufacturing	Greenwood, SC	20,514
	West Columbia	4	Warehouse / Distribution	Columbia, SC	769,532
South Dakota
	Rapid City	1	Flex / Office	Rapid City, SD	132,365
Tennessee
	Chattanooga	3	Warehouse / Distribution	Chattanooga, TN-GA	646,200
	Cleveland	1	Warehouse / Distribution	Cleveland, TN	151,704
	Clinton	1	Warehouse / Distribution	Knoxville, TN	166,000
	Jackson	1	Warehouse / Distribution	Jackson, TN	216,902
	Jefferson City	1	Warehouse / Distribution	Morristown, TN	486,109
	Knoxville	1	Warehouse / Distribution	Knoxville, TN	108,400
	Loudon	1	Warehouse / Distribution	Knoxville, TN	104,000
	Madison	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	418,406
	Mascot	1	Warehouse / Distribution	Knoxville, TN	130,560
	Mascot	1	Light Manufacturing	Knoxville, TN	130,560
	Murfreesboro	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	102,505
	Nashville	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	150,000
	Portland	1	Warehouse / Distribution	Nashville-Davidson--Murfreesboro--Franklin, TN	414,043
	Vonore	1	Warehouse / Distribution	Knoxville, TN	342,700
Texas
	Arlington	2	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	290,132
	Cedar Hill	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	420,000
	El Paso	8	Warehouse / Distribution	El Paso, TX	1,886,621
	Fort Worth	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	101,500
	Garland	1	Light Manufacturing	Dallas-Fort Worth-Arlington, TX	253,900
	Garland	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	164,914
	Houston	5	Warehouse / Distribution	Houston-The Woodlands-Sugar Land, TX	585,634
	Houston	2	Light Manufacturing	Houston-The Woodlands-Sugar Land, TX	408,599
	Laredo	1	Warehouse / Distribution	Laredo, TX	206,810
	Rockwall	1	Warehouse / Distribution	Dallas-Fort Worth-Arlington, TX	389,546
	San Antonio	1	Warehouse / Distribution	San Antonio-New Braunfels, TX	247,861
	Stafford	1	Warehouse / Distribution	Houston-The Woodlands-Sugar Land, TX	68,300
	Waco	1	Warehouse / Distribution	Waco, TX	66,400
Virginia
	Buena Vista	1	Light Manufacturing	—	172,759	(2)
	Chester	1	Warehouse / Distribution	Richmond, VA	100,000

State	City	Number of Buildings	Asset Type	CBSA(1)	Total Rentable Square Feet
	Harrisonburg	1	Warehouse / Distribution	Harrisonburg, VA	357,673
	Independence	1	Warehouse / Distribution	—	120,000	(2)
Wisconsin
	Chippewa Falls	2	Light Manufacturing	Eau Claire, WI	97,400
	De Pere	1	Warehouse / Distribution	Green Bay, WI	200,000
	DeForest	1	Warehouse / Distribution	Madison, WI	254,431
	East Troy	1	Warehouse / Distribution	Whitewater-Elkhorn, WI	149,624
	Germantown	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	202,500
	Hartland	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	121,050
	Janesville	1	Warehouse / Distribution	Janesville-Beloit, WI	700,000
	Kenosha	1	Light Manufacturing	Chicago-Naperville-Elgin, IL-IN-WI	175,052
	Madison	2	Warehouse / Distribution	Madison, WI	283,000
	Mayville	1	Light Manufacturing	Beaver Dam, WI	339,179
	New Berlin	1	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	205,063
	Sun Prairie	1	Warehouse / Distribution	Madison, WI	427,000
	West Allis	4	Warehouse / Distribution	Milwaukee-Waukesha-West Allis, WI	241,977
	Yorkville	1	Warehouse / Distribution	Racine, WI	98,151
		356			70,196,498

(1)
We define Core Based Statistical Area ("CBSA") as a U.S. geographic area defined by the Office of Management and Budget that consists of one or more counties (or equivalents) anchored by an urban center of at least 10,000 people plus adjacent counties that are socioeconomically tied to the urban center by commuting.

(2)	These buildings do not have a CBSA.

(3)	Includes buildings that are classified as held for sale at December 31, 2017.

As of December 31, 2017, 25 of our 356 buildings were encumbered by mortgage indebtedness totaling approximately $58.9 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2017.

Market (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.9%
Chicago, IL	8.8%
Greenville/Spartanburg, SC	4.7%
Charlotte, NC	4.2%
Milwaukee/Madison, WI	3.8%
Cincinnati/Dayton, OH	3.5%
Detroit, MI	3.2%
El Paso, TX	2.7%
West Michigan, MI	2.6%
Westchester/So Connecticut, CT/NY	2.4%
Total	45.8%
(1) As defined by CoStar Realty Information, Inc.

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2017.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Automotive	13.8%
Air Freight & Logistics	12.5%
Ind Equip, Component & Metals	11.0%
Containers & Packaging	9.8%
Food & Beverages	9.3%
Retail	6.7%
Business Services	5.6%
Personal Products	5.1%
Household Durables	4.9%
Building Materials	4.6%
Total	83.3%

Tenant Diversification

As of December 31, 2017, our buildings were leased to 312 tenants. The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2017.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	2.6%
XPO Logistics	4	1.9%
Deckers Outdoor	2	1.6%
TriMas Corporation	4	1.4%
Solo Cup	1	1.4%
DHL	4	1.1%
FedEx	3	1.0%
Generation Brands	1	1.0%
Carolina Beverage Group	2	1.0%
American Tire Distributors Inc	4	0.9%
Total	26	13.9%

Scheduled Lease Expirations
As of December 31, 2017, our weighted average in place remaining lease term was approximately 4.8 years. The following table sets forth a summary of lease expirations for leases in place as of December 31, 2017, plus available space, for each of the ten calendar years beginning with 2018 and thereafter in our portfolio. The information in the following table assumes that tenants exercise no renewal options, purchase options, or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,267,701	—	$—	—
Month-to-month leases	10	1,279,284	1.9%	4,433	1.6%
2018	41	5,665,228	8.5%	23,537	8.6%
2019	52	9,298,500	13.9%	36,853	13.5%
2020	48	9,598,197	14.3%	40,721	14.9%
2021	62	10,234,381	15.3%	42,251	15.4%
2022	46	5,757,530	8.6%	24,585	9.0%
2023	29	5,870,859	8.8%	21,547	7.9%
2024	20	3,854,240	5.8%	15,278	5.6%
2025	14	2,397,342	3.6%	9,894	3.6%
2026	21	4,704,170	7.0%	18,037	6.6%
2027	10	1,768,969	2.6%	7,722	2.8%
Thereafter	30	6,500,097	9.7%	28,701	10.5%
Total/weighted average	383	70,196,498	100.0%	$273,559	100.0%

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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.
Market Information
Our common stock has been listed on the NYSE since April 15, 2011, and is traded under the symbol “STAG.” The closing share price for our common stock on February 13, 2018, as reported by the NYSE, was $23.39 per share. For the year ended December 31, 2017, our total stockholder return was 20.7%, assuming an investment in our common stock on December 31, 2016 and that all dividends were reinvested. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock as well as the dividends declared per share of common stock.

Quarter ended	High	Low	Dividends Per Common Share(1)
December 31, 2017	$28.91	$27.10	$0.352500
September 30, 2017	$28.95	$26.43	$0.352500
June 30, 2017	$28.66	$24.84	$0.350001
March 31, 2017	$26.24	$22.70	$0.350001
December 31, 2016	$24.41	$21.21	$0.347499
September 30, 2016	$25.51	$22.68	$0.347499
June 30, 2016	$23.83	$19.42	$0.347499
March 31, 2016	$20.54	$14.97	$0.347499

(1)
On November 2, 2017, our board of directors declared the common stock dividend for the months ending January 31, 2018, February 28, 2018 and March 31, 2018 at a monthly rate of $0.118333 per share of common stock.

Holders of Our Common Stock

As of February 13, 2018, we had 65 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Year ended	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2017	40,836	$23.73	—	$—
Total	40,836	$23.73	—	$—

(1)
Reflects shares surrendered in January 2017 to the Company for payment of tax withholdings obligations in connection with the vesting of restricted shares of common stock. The average price paid reflects the average market value of shares withheld for tax purposes.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2012 to December 31, 2017 and assumes that $100 was invested in our common stock and in each index on December 31, 2012 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2012 with dividends reinvested

$220
$200
$180
$160
$140
$120
$100
$208.14
$204.43
$170.84
$169.38
$152.63
$152.59
$150.51
$156.29
$148.75
$136.97
$132.39
$133.60
$120.20
$122.73
$102.47
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2017, 2016, 2015, 2014 and 2013, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, have been derived from the audited financial statements of STAG Industrial, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for all periods presented have been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenue
Total revenue	$301,087	$250,243	$218,633	$173,816	$133,893
Expenses
Property	57,701	48,904	42,627	33,388	24,010
General and administrative	33,349	33,395	28,750	26,396	17,867
Property acquisition costs	5,386	4,567	4,757	4,390	3,427
Depreciation and amortization	150,881	125,444	110,421	87,703	67,556
Loss on impairments	1,879	16,845	29,272	2,840	—
Gain on involuntary conversion	(325)	—	—	—	—
Other expenses	1,786	1,149	1,048	803	621
Total expenses	250,657	230,304	216,875	155,520	113,481
Other income (expense)
Interest income	12	10	9	15	13
Interest expense	(42,469)	(42,923)	(36,098)	(25,109)	(20,319)
Loss on extinguishment of debt	(15)	(3,261)	—	(686)	—
Gain on the sales of rental property, net	24,242	61,823	4,986	2,799	—
Total other income (expense)	(18,230)	15,649	(31,103)	(22,981)	(20,306)
Net income (loss) from continuing operations	$32,200	$35,588	$(29,345)	$(4,685)	$106
Total income attributable to discontinued operations	—	—	—	—	4,796
Net income (loss)	$32,200	$35,588	$(29,345)	$(4,685)	$4,902
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	941	1,069	(1,962)	(992)	(620)
Less: preferred stock dividends	9,794	13,897	10,848	10,848	9,495
Less: amount allocated to participating securities	334	384	385	345	262
Net income (loss) attributable to common stockholders	$21,131	$20,238	$(38,616)	$(14,886)	$(4,235)
Net income (loss) per share from continuing operations attributable to the common stockholders — basic	$0.24	$0.29	$(0.58)	$(0.28)	$(0.20)
Income per share from discontinued operation attributable to common stockholders — basic	$—	$—	$—	$—	$0.10
Net income (loss) per share attributable to common stockholders — basic	$0.24	$0.29	$(0.58)	$(0.28)	$(0.10)
Net income (loss) per share from continuing operations attributable to the common stockholders — diluted	$0.23	$0.29	$(0.58)	$(0.28)	$(0.20)
Income per share from discontinued operation attributable to common stockholders — diluted	$—	$—	$—	$—	$0.10
Net income (loss) per share attributable to common stockholders — diluted	$0.23	$0.29	$(0.58)	$(0.28)	$(0.10)
Balance Sheets Data (December 31):
Rental property, before accumulated depreciation and amortization	$3,097,276	$2,541,705	$2,188,642	$1,809,895	$1,389,214
Rental property, after accumulated depreciation and amortization	$2,567,577	$2,116,836	$1,839,967	$1,558,434	$1,222,360
Total assets	$2,680,667	$2,186,156	$1,901,782	$1,623,802	$1,266,460
Total debt	$1,173,781	$1,036,139	$980,248	$680,478	$552,270
Total liabilities	$1,270,360	$1,119,230	$1,043,925	$731,924	$591,896
Total equity	$1,410,307	$1,066,926	$857,857	$891,878	$674,564
Other Data:
Dividend declared per common share	$1.405002	$1.389996	$1.365	$1.29	$1.20
Cash flow provided by operating activities	$162,562	$135,423	$121,707	$96,676	$82,687
Cash flow used in investing activities	$566,053	$347,112	$372,038	$421,713	$325,231
Cash flow provided by financing activities	$415,861	$211,870	$238,464	$342,225	$230,228

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

As of December 31, 2017, we owned 356 buildings in 37 states with approximately 70.2 million rentable square feet, consisting of 287 warehouse/distribution buildings, 52 light manufacturing buildings, 14 flex/office buildings, and three buildings in redevelopment or classified as held for sale. As of December 31, 2017, our buildings were approximately 95.3% leased to 312 tenants, with no single tenant accounting for more than approximately 2.6% of our total annualized base rental revenue and no single industry accounting for more than approximately 13.8% of our total annualized base rental revenue.

We own the interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2017, we owned approximately 95.9% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 4.1%. We completed our IPO and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over eight years of economic growth, some uncertainty regarding the new U.S. presidential administration and its policy initiatives, and continued asset appreciation. In December 2017, the federal funds target rate was raised 25 basis points to a target range of 1.25% to 1.50%. This announcement combined with the unwinding of its balance sheet by selling Treasury securities and anticipation of three rate increases in 2018 are signs of the Central Bank’s confidence in the economy. The current trajectory of the federal funds target rate aligns with the Central Bank’s consistent commentary that future rate increases would be gradual and rates will likely remain historically low for an extended period of time. If interest rates were to rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local investors who are likely to be more heavily impacted by interest rate increases.

The new U.S. presidential administration finished 2017 with the signing of a new tax law, most notably cutting the corporate tax rate to 21% from 35%. The new tax law is expected to provide at least a short-term boost to gross domestic product (“GDP”), capital markets, the U.S. dollar, the unemployment rate, and wage growth. The positive capital markets continued their upward momentum during the fourth quarter of 2017 and look favorable for the first half of 2018. The U.S. presidential administration is expected to focus on key initiatives including trade, regulation, infrastructure, and healthcare. The U.S. dollar weakened throughout 2017, but remains historically strong. A strong U.S. dollar can harm U.S. exporters and U.S. multi-nationals; however, it can also benefit foreign multi-nationals positively which support U.S. subsidiaries and operate U.S. industrial properties. Oil prices remain relatively low after significant declines in 2014, however, they showed some rebound in 2017 with WTI Crude Oil up 15% to $60/bbl. If there is a sustained increase in oil prices, we may see improvement in the oil and gas sector credit profiles and real estate markets as well as weakening of margins in other industries (e.g. automotive, freight). The North American Free Trade Agreement (“NAFTA”) negotiations are ongoing, and the outcome is uncertain. We will continue to monitor NAFTA negotiations for short-term and long-term impacts to our business.

Several economic indicators and other factors provide insight into the U.S. economic environment and industrial demand. Presently, we believe the key factors include GDP growth rate, unemployment rate, non-farm payrolls, Conference Board consumer confidence index, manufacturing-purchasing manager index (“ISM”), the 10-year Treasury yield, U.S. light vehicle sales, and durable goods new orders. Below are recent trends in each of these factors.

Economic Indicators(1)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
GDP Growth Rate	2.6%	3.2%	3.1%	1.2%	1.8%
Unemployment Rate	4.1%	4.2%	4.4%	4.5%	4.7%
Change in Non-Farm Employment (in thousands)	148	38	210	50	155
Consumer Confidence Index	122.1	119.8	118.9	125.6	113.3
ISM(2)	59.7%	60.8%	57.8%	57.2%	54.5%
10-year Treasury Yield	2.40%	2.33%	2.31%	2.40%	2.45%
Seasonally Adjusted Annualized Rate US Light Vehicle Sales (in thousands)	17,765	18,485	16,608	16,719	18,051
Manufacturing New Orders: Durable Goods (in millions)	249,448	239,313	245,705	232,817	223,681

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

Currently, the GDP growth rate, average growth of non-farm employment, level of U.S. total vehicle sales, ISM level, consumer confidence, and low interest rates are positive fundamental signs for industrial demand. At the end of December, the ISM level and consumer confidence were very robust. The average consumer FICO score remained at an all-time high and lending standards loosened during the fourth quarter of 2017. These factors, combined with an expanding job count and ongoing low unemployment rate suggests consumers will be spending more money on goods in the foreseeable future. The strong U.S. dollar means that U.S. consumers may be purchasing a relatively larger amount of imported goods and that U.S. companies are likely to lower their rate of exports. This is likely to be a net positive for industrial real estate demand as imports tend to lead to greater net absorption than do exports.

From a corporate credit perspective, we expect U.S. default rates to be stable in the first half 2018 behind positive economic growth and lower corporate taxes. We believe improving commodity markets and capital markets stability will be important in supporting this outlook. Standard & Poor’s trailing 12-month December 2017 U.S. speculative grade corporate default rate declined to 3.0% compared to 5.1% at December 2016. We continue to closely monitor the energy sector and other industries for technology disruption. Most notably, the retail sector is challenged by e-commerce growth and the automotive industry is facing potential trade and technology challenges. Additionally, we note that U.S. light vehicle sales declined in 2017 and are projected to decline further in 2018. We expect an increase in industrial activity and more demand for industrial space in the foreseeable future given the job growth, low-interest rate environment, and GDP growth.

Several industrial specific trends contribute to the expected demand increase, including:

•	the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;

•
the increasing attractiveness of the U.S. as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain); and

•	the overall quality of the transportation infrastructure in the U.S.

Furthermore, the lack of material speculative development and the broader failure of supply to keep pace with demand in many of our markets has improved and may modestly further improve occupancy levels and rental rates in our portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly. We have started to see a notable pick-up in development activity in a growing number of the more active industrial markets, and we believe this may be beginning to take a firmer hold on a broader scale. On the demand side, we note that the quality and availability of labor has taken a greater spotlight in recent months and is a major focus as tenants make occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of December 31, 2017, our Operating Portfolio was approximately 95.7% leased and our lease rates as defined by GAAP on new and renewal leases together grew approximately 10.8% and 7.3% during the years ended December 31, 2017 and 2016, respectively. We define the Operating Portfolio as including all warehouse and light manufacturing assets and excluding non-core flex/office assets and assets under redevelopment or classified as held for sale. The Operating Portfolio also excludes billboard, parking lot and cellular tower leases. Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table provides a summary of our Operating Portfolio leases executed during the years ended December 31, 2017 and 2016. Certain leases contain rental concessions, which accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	GAAP Basis Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Rent Change(2)	GAAP Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Year ended December 31, 2017
New Leases(6)	2,554,246	$4.04	$4.29	$1.46	4.5%	10.6%	4.5	$0.23
Renewal Leases(7)	8,644,161	3.89	4.04	0.66	2.5%	10.9%	5.3	0.29
Total/weighted average	11,198,407	$3.92	$4.10	$0.84	2.9%	10.8%	5.2	$0.28
Year ended December 31, 2016
New Leases(6)	749,275	$3.90	$4.16	$2.25	(0.5)%	4.0%	8.2	$0.42
Renewal Leases(7)	4,817,462	4.02	4.14	0.56	1.4%	7.4%	4.8	0.15
Total/weighted average	5,566,737	$4.00	$4.14	$0.79	1.3%	7.3%	5.3	$0.18

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

(3)	We define GAAP Rent Change as the percentage change in the average base rent over the contractual lease term (excluding above/below market lease amortization) of the Comparable Lease.

(4)	We define Weighted Average Lease Term as the contractual lease term in years as of the lease start date weighted by square footage.

(5)	Represents the total concession for the entire lease term.

(6)
We define a New Lease as any lease that is signed for an initial term equal to or greater than 12 months for any vacant space; this includes a new tenant or an existing tenant that is expanding into new (additional) space.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.6% of our total annualized base rental revenue will expire during the period from January 1, 2018 to December 31, 2018, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be lower than the rates under existing leases expiring during the period January 1, 2018 to December 31, 2018, thereby resulting in slightly lower revenue from the same space.

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

The above and below market lease values are amortized into rental income over the remaining lease term. The value of in-place lease intangibles and tenant relationships are amortized over the remaining lease term (and expected renewal period of the respective lease for tenant relationships) as increases to depreciation and amortization expense. The remaining lease terms are adjusted for bargain renewal options or assumed exercises of early termination options, as applicable. If a tenant subsequently terminates its lease, any unamortized portion of above and below market leases is accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation and amortization expense over the shortened lease term.

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

Depreciation expense is computed using the straight-line method based on the following lives.

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

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have not recorded any impairments to goodwill through December 31, 2017.

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

Rental income recognition commences when the tenant takes possession of or controls the physical use of the leased space and the leased space is substantially complete and ready for its intended use. In order to determine whether the leased space is substantially complete and ready for its intended use, we determine whether we or the tenant own the tenant improvements. When it is determined that we are the owner of the tenant improvements, rental income recognition begins when the tenant takes possession of or controls the physical use of the finished space, which is generally when our owned tenant improvements are completed. In instances when it is determined that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession of or controls the physical use of the leased space.

When we are the owner of tenant improvements or other capital items, the cost to construct the tenant improvements or other capital items, including costs paid for or reimbursed by the tenants, is recorded as capital assets. For these tenant improvements or other capital items, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as rental income over the shorter of the useful life of the capital asset or the term of the related lease.

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

We earn revenue from asset management fees, which are included in our Consolidated Statements of Operations in other income. We recognize revenue from asset management fees when the related fees are earned and are realized or realizable. As of December 31, 2017, we no longer earned revenue from asset management fees.

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

The following discussion of our results of our same store (as defined below) net operating income (“NOI”) should be read in conjunction with our Consolidated Financial Statements. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions. However, because we have generally acquired 100% occupied properties and grown the portfolio significantly every year since our IPO, our same store results do not represent a market portfolio with market occupancy. Because we have above market occupancy, our same store results may look unfavorable at times as we trend to market levels. We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings acquired and disposed of or placed in service after January 1, 2016. On December 31, 2017, we owned 237 industrial buildings consisting of approximately 46.4 million square feet, which represents approximately 66.1% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.4% to 95.6% as of December 31, 2017 compared to 96.0% as of December 31, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2017 and 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2017 and 2016 with respect to the buildings acquired and disposed of or placed into service after January 1, 2016 and our flex/office buildings, redevelopment buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$177,231	$175,366	$1,865	1.1%	$66,350	$25,639	$12,250	$11,736	$255,831	$212,741	$43,090	20.3%
Tenant recoveries	31,078	29,049	2,029	7.0%	11,160	5,147	2,767	2,911	45,005	37,107	7,898	21.3%
Other income	98	106	(8)	(7.5)%	96	66	57	223	251	$395	(144)	(36.5)%
Total operating revenue	208,407	204,521	3,886	1.9%	77,606	30,852	15,074	14,870	301,087	250,243	50,844	20.3%
Expenses
Property	39,269	36,630	2,639	7.2%	13,154	6,798	5,278	5,476	57,701	48,904	8,797	18.0%
Net operating income (2)	$169,138	$167,891	$1,247	0.7%	$64,452	$24,054	$9,796	$9,394	$243,386	$201,339	$42,047	20.9%
Other expenses
General and administrative									33,349	33,395	(46)	(0.1)%
Property acquisition costs									5,386	4,567	819	17.9%
Depreciation and amortization									150,881	125,444	25,437	20.3%
Loss on impairments									1,879	16,845	(14,966)	(88.8)%
Gain on involuntary conversion									(325)	—	(325)	100.0%
Other expenses									1,786	1,149	637	55.4%
Total other expenses									192,956	181,400	11,556	6.4%
Total expenses									250,657	230,304	20,353	8.8%
Other income (expense)
Interest income									12	10	2	20.0%
Interest expense									(42,469)	(42,923)	454	(1.1)%
Loss on extinguishment of debt									(15)	(3,261)	3,246	(99.5)%
Gain on the sales of rental property, net									24,242	61,823	(37,581)	(60.8)%
Total other income (expense)									$(18,230)	$15,649	$(33,879)	(216.5)%
Net income									$32,200	$35,588	$(3,388)	(9.5)%

(1)
Includes flex/office buildings, redevelopment buildings, buildings classified as held for sale, and buildings placed in service after January 1, 2016, which are excluded from the same store portfolio. Also includes asset management fee income, which is separated for purposes of calculating NOI.

(2)
Excluding asset management fee income, NOI for the total portfolio for the years ended December 31, 2017 and 2016 was $243.3 million and $201.1 million, respectively. Asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $3.4 million or 9.5% to $32.2 million for the year ended December 31, 2017 compared to $35.6 million for the year ended December 31, 2016.

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

Same store rental income increased by $1.9 million or 1.1% to $177.2 million for the year ended December 31, 2017 compared to $175.4 million for the year ended December 31, 2016. Approximately $4.8 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.6 million due to a net decrease in the amortization of net above market leases and approximately $1.2 million due to the recognition of straight-line income from termination fees at certain buildings, including our Buena Vista, VA, Belvidere, IL, and Golden, CO buildings, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an approximately $4.8 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $2.0 million or 7.0% to $31.1 million for the year ended December 31, 2017 compared to $29.0 million for the year ended December 31, 2016. Approximately $2.8 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. The increase was also attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the year ended December 31, 2017 includes an additional 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store tenant recoveries. This increase was partially offset by a decrease of approximately $1.4 million related to vacancy of previously occupied buildings, as well as decreases in real estate taxes levied by the taxing authority

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $2.6 million or 7.2% to $39.3 million for the year ended December 31, 2017 compared to $36.6 million for the year ended December 31, 2016. This increase was primarily related to net increases in real estate taxes levied by the related taxing authority of approximately $1.4 million, as well as an increase of approximately $0.7 million in general repairs and maintenance and utilities expenses. The remaining increase was attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the year ended December 31, 2017 includes an additional 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store operating expenses. These increases were partially offset by a decrease of approximately $0.1 million in snow removal expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to January 1, 2016, we acquired 99 buildings consisting of approximately 21.3 million square feet (excluding one building that was classified as held for sale at December 31, 2017), and sold 35 buildings consisting of approximately 6.1 million square feet. For the years ended December 31, 2017 and 2016, the buildings acquired after January 1, 2016 contributed approximately $61.7 million and $11.0 million to NOI, respectively. For the years ended December 31, 2017 and 2016, the buildings sold after January 1, 2016 contributed approximately $2.8 million and $13.1 million to net operating income, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At December 31, 2017 we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, three buildings consisting of approximately 0.6 million square feet that were placed into service after January 1, 2016, and three buildings consisting of approximately 0.9 million square feet that were in redevelopment or classified as held for sale. These buildings contributed approximately $9.7 million and $9.2 million to NOI for the years ended December 31, 2017 and 2016, respectively. Additionally, we earned $0.1 million and $0.2 million in asset management fee income for the years ended December 31, 2017 and 2016, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, gain on involuntary conversion, and other expenses.

Total other expenses increased $11.6 million or 6.4% for the year ended December 31, 2017 to $193.0 million compared to $181.4 million for the year ended December 31, 2016. The increase was primarily related to an increase of approximately $25.4 million in depreciation and amortization as a result of buildings acquired which increased the depreciable asset base. This increase was also attributable to an increase in property acquisition costs of approximately $0.8 million which was due to increased acquisition volume during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Other expenses also increased approximately $0.6 million which was primarily attributable to a loss on incentive fee due to the finalization of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC as discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by a decrease of approximately $15.0 million in loss on impairments as there was one building that was impaired during the year ended December 31, 2017, whereas there were 12 buildings impaired for the year ended December 31, 2016. There was also a gain on involuntary conversion of approximately $0.3 million, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. General and administrative expense remained relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily attributable to a decrease of approximately $3.1 million related to the severance of a former executive officer during the year ended December 31, 2016, which did not recur in 2017, but which was offset by an increase in non-cash compensation expense related to the 2017 equity grants for employees and independent directors, salary and other payroll costs, and other general and administrative expenses.

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

Total net other expense decreased $33.9 million or 216.5% to a net other expense position of $18.2 million for the year ended December 31, 2017 compared to a net other income position of $15.6 million for the year ended December 31, 2016. This decrease was primarily the result of a decrease in the gain on the sales of rental property of approximately $37.6 million. This was partially offset by a decrease in loss on extinguishment of debt of approximately $3.2 million which was primarily attributable to the payment of prepayment fees for loans repaid during the year ended December 31, 2016 which did not recur in 2017. Additionally, interest expense decreased approximately $0.5 million which was primarily related to a decrease in the weighted average interest rate, as well as an increase in gain on hedge ineffectiveness of approximately $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Comparison of year ended December 31, 2016 to the year ended December 31, 2015

Our same store portfolio excludes flex/office buildings, redevelopment buildings, buildings classified as held for sale on the accompanying Consolidated Balance Sheets, and buildings acquired and disposed of or placed in service after January 1, 2015. On December 31, 2016 we owned 204 industrial buildings consisting of 41.0 million square feet, which represented approximately 67.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.1% to 95.3% as of December 31, 2016 compared to 96.4% as of December 31, 2015.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2016 and 2015 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2016 and 2015 with respect to the buildings acquired and disposed of or placed into service after January 1, 2015 and our flex/office buildings, redevelopment buildings, and those classified as held for sale.

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

(2)
Excluding corporate sublease rental income and asset management fee income, NOI for the total portfolio for the years ended December 31, 2016 and 2015 was $201.1 million and $175.4 million, respectively. Corporate sublease rental income and asset management fee income is included in other income in the table above. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

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

For a detailed reconciliation of our same store portfolio operating expenses to net income (loss), see the table above.

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

Subsequent to January 1, 2015, we acquired 96 buildings consisting of approximately 19.0 million square feet, and sold 30 buildings consisting of approximately 5.0 million square feet. For the years ended December 31, 2016 and 2015, the buildings acquired after January 1, 2015 contributed approximately $46.4 million and $14.6 million to NOI, respectively. For the years ended December 31, 2016 and 2015, the buildings sold after January 1, 2015 contributed approximately $6.8 million and $12.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At December 31, 2016 we owned 15 flex/office buildings consisting of approximately 0.9 million square feet and one redevelopment building consisting of approximately 0.3 million square feet that are not included in our same store or acquisitions and dispositions portfolios. These building contributed approximately $4.9 million and $7.7 million to NOI for the years ended December 31, 2016 and 2015, respectively. Additionally, we earned $0, $0.2 million, $0.2 million, and $0.4 million in corporate sublease rental income and asset management fee income for the years ended December 31, 2016 and 2015, respectively.

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

Total Other Income (Expense)

Total other income (expense) consists of interest income, interest expense, loss on extinguishment of debt, and gain on the sales of rental property. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs and amortization of fair market value adjustments associated with the assumption of debt, and gains or losses on hedge ineffectiveness.

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

	Year ended December 31,
Reconciliation of Net Income (Loss) to FFO (in thousands)	2017	2016	2015
Net income (loss)	$32,200	$35,588	$(29,345)
Rental property depreciation and amortization	150,591	125,182	110,241
Loss on impairments	1,879	16,845	29,272
Gain on the sales of rental property, net	(24,242)	(61,823)	(4,986)
FFO	$160,428	$115,792	$105,182
Preferred stock dividends	(9,794)	(13,897)	(10,848)
Other expenses	—	(384)	(385)
FFO attributable to common stockholders and unit holders	$150,634	$101,511	$93,949

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income (loss), the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income (Loss) to NOI (in thousands)	2017	2016	2015
Net income (loss)	$32,200	$35,588	$(29,345)
Asset management fee income	(52)	(210)	(379)
General and administrative	33,349	33,395	28,750
Property acquisition costs	5,386	4,567	4,757
Depreciation and amortization	150,881	125,444	110,421
Interest income	(12)	(10)	(9)
Interest expense	42,469	42,923	36,098
Loss on impairments	1,879	16,845	29,272
Gain on involuntary conversion	(325)	—	—
Loss on extinguishment of debt	15	3,261	—
Other expenses	1,097	1,149	1,048
Loss on incentive fee	689	—	—
Gain on the sales of rental property, net	(24,242)	(61,823)	(4,986)
Corporate sublease rental income	—	—	(187)
Net operating income	$243,334	$201,129	$175,440
Cash Flows
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following table summarizes our cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$162,562	$135,423	$27,139	20.0%
Net cash used in investing activities	$566,053	$347,112	$218,941	63.1%
Net cash provided by financing activities	$415,861	$211,870	$203,991	96.3%

Net cash provided by operating activities increased $27.1 million to $162.6 million for the year ended December 31, 2017, compared to $135.4 million for the year ended December 31, 2016. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased by $218.9 million to $566.1 million for the year ended December 31, 2017, compared to $347.1 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in cash paid for the acquisition of 53 buildings during the year ended December 31, 2017 of approximately $593.0 million, compared to the acquisition of 47 buildings during the year ended December 31, 2016 of approximately $467.3 million. The increase is also attributable to a decrease in net proceeds from the sales of rental property of approximately $87.0 million. Additionally, we had an increase in cash paid for additions of land and building improvements of approximately $15.3 million, primarily due to tenant improvement projects and the expansion of buildings. These increases were partially offset by proceeds received from insurance on involuntary conversion, as well as fluctuations in restricted cash and acquisition deposits.
Net cash provided by financing activities increased $204.0 million to $415.9 million for the year ended December 31, 2017, compared to $211.9 million for the year ended December 31, 2016. The increase was primarily due to an increase of net cash inflow of $271.0 million from our unsecured credit facility, and an increase in proceeds from sales of common stock of $144.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, we redeemed the 9.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) on November 2, 2016 for $69.0 million, which did not recur during the year ended December 31, 2017. These increases were partially offset by a decrease in cash inflow from the issuance of the Series C Preferred Stock on March 17, 2016 of $75.0 million and proceeds from our unsecured term loans of $150.0 million that were drawn on December 29, 2016. The increases were also partially offset by an increase of the repayment of mortgage notes of approximately $35.0 million, and an increase in dividends and distributions paid of approximately $23.6 million as a result of the increased number of shares and units outstanding as well as a $0.014172 increase in the dividend paid per share during the year ended December 31, 2017 compared to the year ended December 31, 2016.
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

Net cash used in investing activities decreased by $24.9 million to $347.1 million for the year ended December 31, 2016, compared to $372.0 million for the year ended December 31, 2015. The change was primarily related to the sale of 24 buildings during the year ended December 31, 2016 for net proceeds of approximately $152.1 million, compared to the year ended December 31, 2015 where we sold six buildings for net proceeds of approximately $22.2 million. This was partially offset by an increase in cash paid for the acquisition of 47 buildings during the year ended December 31, 2016 of approximately $467.3 million, compared to the acquisition of 49 buildings during the year ended December 31, 2015 of approximately $377.8 million. Additionally, we had an increase in cash paid for additions of land and building improvements of approximately $14.2 million, primarily due to a tenant improvements project and the expansion of a building.

Net cash provided by financing activities decreased $26.6 million to $211.9 million for the year ended December 31, 2016, compared to $238.5 million for the year ended December 31, 2015. The change is primarily due to a decrease in cash inflow from our unsecured notes of $220.0 million from the issuance of unsecured notes on February 20, 2015 and December 15, 2015. The change is also attributable to an increase of repayment of mortgage notes of $49.9 million, an increase of $5.7 million in offering costs related to the issuance of the Series C Preferred Stock on March 17, 2016 and new at-the-market common stock offering programs on May 13, 2016 and November 8, 2016, the redemption of the Series A Preferred Stock on November 2, 2016 of $69.0 million, and an increase in dividends and distributions paid of $11.5 million as a result of the increased number of shares and units outstanding as well as a $0.029163 increase in the dividend paid per share during the year ended December 31, 2016 compared to the year ended December 31, 2015. These decreases were offset by the issuance of the Series C Preferred Stock for proceeds of $75.0 million, an increase of net cash inflow of $47.0 million from our unsecured credit facility, and an increase in proceeds from sales of common stock of $207.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.
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

As of December 31, 2017, we had total immediate liquidity of approximately $347.7 million, comprised of $24.6 million of cash and cash equivalents and $323.1 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2017. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

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

We pay quarterly cumulative dividends on the Series B Preferred Stock and the Series C Preferred Stock (collectively, the “Preferred Stock Issuances”) at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the year ended December 31, 2017.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
December 31	November 2, 2017	$0.4140625	$0.4296875	December 29, 2017
September 30	July 31, 2017	0.4140625	0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.6562500	$1.7187500

On February 14, 2018, our board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending March 31, 2018 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding
The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2017.

Loan	Principal Outstanding as of December 31, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$271,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	271,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,735)
Total carrying value unsecured term loans, net	446,265

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,766)
Total carrying value unsecured notes, net	398,234

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	54,949	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,906	4.78%	Dec-15-2023	iv
Total mortgage notes	58,855
Total unamortized fair market value premiums	61
Less: Total unamortized deferred financing fees and debt issuance costs	(634)
Total carrying value mortgage notes, net	58,282
Total / weighted average interest rate (5)	$1,173,781	3.53%

(1)
Interest rate as of December 31, 2017. At December 31, 2017, the one-month LIBOR (“L”) was 1.56425%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

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

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $600.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of December 31, 2017 was approximately $323.1 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

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

The chart below details our debt capital structure as of December 31, 2017.

Debt Capital Structure	December 31, 2017
Total principal outstanding (in thousands)	$1,179,855
Weighted average duration (years)	4.4
% Secured debt	5%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	37%

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
The respective note purchase agreements additionally contain a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00.
Pursuant to the terms of our unsecured debt agreements, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2017, we were in compliance with the applicable financial covenants.
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

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2017, specifically our obligations under long‑term debt agreements and ground lease agreements.

	Payments by Period
Contractual Obligations (in thousands)(1)(2)	Total	2018	2019-2020	2021-2022	Thereafter
Principal payments(3)	$1,179,855	$1,844	$424,932	$349,784	$403,295
Interest payments—Fixed rate debt(4)	140,517	20,251	40,256	39,720	40,290
Interest payments —Variable rate debt(4)(5)	65,175	21,351	34,947	8,873	4
Property lease(4)	3,881	1,165	2,413	303	—
Ground leases(4)	35,521	797	1,602	1,634	31,488
Total	$1,424,949	$45,408	$504,150	$400,314	$475,077

(1)
From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for the Wells Fargo, National Association CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was met at December 31, 2017 and the balance at December 31, 2017 was approximately $2.1 million. The funding of these reserves is not included in the table above.

(3)	The total payments do not include unamortized deferred financing fees, debt issuance costs, or fair market value premiums associated with certain loans.

(4)	This is not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $600.0 million current notional amount of our interest rate swaps, as discussed below.

Equity

Preferred Stock

The table below sets forth our outstanding preferred stock issuances as of December 31, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

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

Common Stock

The following sets forth our ATM common stock offering program as of December 31, 2017. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2017 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$489,674

The tables below set forth the activity for the ATM common stock offering programs during the three months and year ended December 31, 2017 (in thousands, except share data).

	Three months ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	2,732,536	$28.40	77,592	970	76,622
Total/weighted average	3,096,379	$28.39	$87,918	$1,099	$86,819

(1)	This program ended before December 31, 2017.

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	$300,000	$3,637	$296,363
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	These programs ended before December 31, 2017.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2017, we owned approximately 95.9% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2017, all of our outstanding variable rate debt, with the exception of $121.0 million under our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of December 31, 2017.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$331	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$293	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$135	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(18)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$427	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$845	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$596	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$421	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$252	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$266	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$263	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(566)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$276	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(107)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(236)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(290)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$327	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$660	1.8475%	One-month L	Jan-04-2023

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of December 31, 2017, the fair values of 16 of the 21 of our interest rate swaps were in an asset position of approximately $6.1 million and five interest rate swaps were in a liability position of approximately $1.2 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2017, we had $721.0 million of variable rate debt. As of December 31, 2017, all of our outstanding variable rate debt, with exception of $121.0 million under our unsecured credit facility, was fixed with interest rate swaps.  To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps (including, any unhedged future variable rate debt) also will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, as of December 31, 2017 our weighted average in place remaining lease term was approximately 4.8 years and, on average, approximately 10-20% of our leases will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, as of December 31, 2017 we have long term liabilities averaging approximately 5.2 years when excluding our unsecured credit facility. Our variable rate debt as of December 31, 2017 has been fully swapped to fixed rates through maturity with the exception of $121.0 million on our unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements
As of December 31, 2017, we had letters of credit related to development projects and certain other agreements of approximately $5.9 million. As of December 31, 2017, we had no other material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2017, we had $721.0 million of outstanding variable rate debt, all of which, with the exception of $121.0 million under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $121.0 million on the unsecured credit facility (the portion outstanding at December 31, 2017 not fixed by interest rate swaps) for the year ended December 31, 2017, our interest expense would have increased by approximately $1.2 million for the year ended December 31, 2017.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

The tables below reflect the Company’s selected quarterly information for the quarters ended December 31, 2017 and 2016, September 30, 2017 and 2016, June 30, 2017 and 2016, and March 31, 2017 and 2016 (in thousands, except for per share data).

	Three months ended,
Selected Interim Financial Information	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,270	78,144	$72,193	$69,480
Net income	$8,924	21,839	$1,368	$69
Net income (loss) attributable to common stockholders	$6,124	18,478	$(1,119)	$(2,359)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.06	0.20	$(0.01)	$(0.03)

	Three months ended,
Selected Interim Financial Information	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$66,534	$62,595	$60,242	$60,872
Net income (loss)	$33,067	$130	$(9,941)	$12,332
Net income (loss) attributable to common stockholders	$28,608	$(3,776)	$(13,319)	$8,838
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.38	$(0.05)	$(0.20)	$0.13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

As of the quarter ended December 31, 2017, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Additional Material Federal Income Tax Considerations

The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our securities. This summary supplements and should be read together with “Material Federal Income Tax Considerations” in the prospectus dated April 7, 2017 and filed as part of our registration statement on Form S-3 (No. 333-209722).

Recent Legislation

The recently passed Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that STAG TRS or any other TRS we form has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such TRS. The reduced corporate tax rate will apply to STAG TRS and any other TRS we form.

We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Distribution Requirements

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued a revenue procedure authorizing publicly offered REITs to treat certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. We have no current intention to make a taxable dividend payable in our stock.

Taxation of Non-U.S. Stockholders - Qualified Shareholders and Qualified Foreign Pension Funds

REIT distributions received by a “qualified shareholder” or a “qualified foreign pension fund” that are exempt from FIRPTA withholding may still be subject to regular U.S. withholding tax.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
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

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Second Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.625% Series B Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)
4.3	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (8)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (9)
10.5	2011 Equity Incentive Plan (10)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (11)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (12)*
10.8	Form of LTIP Unit Agreement (10)*
10.9	Form of Performance Award Agreement (1)*
10.10	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (13)*
10.11	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (1)*
10.12	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (6)*
10.13	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (14)*
10.14	Executive Employment Agreement with David G. King, dated April 20, 2011 (6)*
10.15	Executive Employment Agreement with Peter S. Fearey, dated February 25, 2016 (1)*
10.16	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (15)*
10.17	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (6)
10.18	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended (16)
10.19
Credit Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.20
First Amendment to Credit Agreement, dated as of September 29, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.21
Second Amendment to Credit Agreement, dated as of July 28, 2017, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.22
Second Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.23
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.24
Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.25
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.26
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.27
Second Amendment to Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

Exhibit Number	Description of Document
10.28	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (19)
10.29	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (21)
10.30	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (17)
10.31	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (22)
10.32	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (17)
10.33	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (22)
10.34	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (22)
12.1	Computation of ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on February 14, 2018.

(3)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.

(4)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on April 11, 2013.

(5)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form 8-A filed with the SEC on March 10, 2016.

(6)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2011.

(7)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on November 2, 2011.

(8)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2013.

(9)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on March 18, 2016.

(10)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.

(11)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on May 6, 2013.

(12)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(13)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.

(14)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.

(15)	Incorporated by reference to STAG Industrial, Inc.'s Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.

(16)	Incorporated by reference to STAG Industrial, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2014.

(17)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 19, 2014.

(18)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2015.

(19)	Incorporated by reference to STAG Industrial, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.

(20)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 27, 2016.

(21)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on April 22, 2014.

(22)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on December 4, 2015.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 15, 2018
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

Date	Signature	Title

February 15, 2018	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 15, 2018	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 15, 2018	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 15, 2018	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 15, 2018	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 15, 2018	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 15, 2018	/s/ Hans S. Weger	Director
Hans S. Weger

February 15, 2018	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)
William R. Crooker

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 15, 2018

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Rental Property:
Land	$321,560	$272,162
Buildings and improvements, net of accumulated depreciation of $249,057 and $187,413, respectively	1,932,764	1,550,141
Deferred leasing intangibles, net of accumulated amortization of $280,642 and $237,456, respectively	313,253	294,533
Total rental property, net	2,567,577	2,116,836
Cash and cash equivalents	24,562	12,192
Restricted cash	3,567	9,613
Tenant accounts receivable, net	33,602	25,223
Prepaid expenses and other assets	25,364	20,821
Interest rate swaps	6,079	1,471
Assets held for sale, net	19,916	—
Total assets	$2,680,667	$2,186,156
Liabilities and Equity
Liabilities:
Unsecured credit facility	$271,000	$28,000
Unsecured term loans, net	446,265	446,608
Unsecured notes, net	398,234	397,966
Mortgage notes, net	58,282	163,565
Accounts payable, accrued expenses and other liabilities	43,216	35,389
Interest rate swaps	1,217	2,438
Tenant prepaid rent and security deposits	19,045	15,195
Dividends and distributions payable	11,880	9,728
Deferred leasing intangibles, net of accumulated amortization of $13,555 and $10,450, respectively	21,221	20,341
Total liabilities	1,270,360	1,119,230
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2017 and December 31, 2016	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2017 and December 31, 2016	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 97,012,543 and 80,352,304 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	970	804
Additional paid-in capital	1,725,825	1,293,706
Common stock dividends in excess of earnings	(516,691)	(410,978)
Accumulated other comprehensive income (loss)	3,936	(1,496)
Total stockholders’ equity	1,359,040	1,027,036
Noncontrolling interest	51,267	39,890
Total equity	1,410,307	1,066,926
Total liabilities and equity	$2,680,667	$2,186,156
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2017	2016	2015
Revenue
Rental income	$255,831	$212,741	$186,463
Tenant recoveries	45,005	37,107	31,666
Other income	251	395	504
Total revenue	301,087	250,243	218,633
Expenses
Property	57,701	48,904	42,627
General and administrative	33,349	33,395	28,750
Property acquisition costs	5,386	4,567	4,757
Depreciation and amortization	150,881	125,444	110,421
Loss on impairments	1,879	16,845	29,272
Gain on involuntary conversion	(325)	—	—
Other expenses	1,786	1,149	1,048
Total expenses	250,657	230,304	216,875
Other income (expense)
Interest income	12	10	9
Interest expense	(42,469)	(42,923)	(36,098)
Loss on extinguishment of debt	(15)	(3,261)	—
Gain on the sales of rental property, net	24,242	61,823	4,986
Total other income (expense)	(18,230)	15,649	(31,103)
Net income (loss)	$32,200	$35,588	$(29,345)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	941	1,069	(1,962)
Net income (loss) attributable to STAG Industrial, Inc.	$31,259	$34,519	$(27,383)
Less: preferred stock dividends	9,794	13,897	10,848
Less: amount allocated to participating securities	334	384	385
Net income (loss) attributable to common stockholders	$21,131	$20,238	$(38,616)
Weighted average common shares outstanding — basic	89,537,714	70,637,185	66,307,972
Weighted average common shares outstanding — diluted	90,003,559	70,852,548	66,307,972
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.24	$0.29	$(0.58)
Net income (loss) per share attributable to common stockholders — diluted	$0.23	$0.29	$(0.58)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$32,200	$35,588	$(29,345)
Other comprehensive income (loss):
Income (loss) on interest rate swaps	5,670	898	(1,956)
Other comprehensive income (loss)	5,670	898	(1,956)
Comprehensive income (loss)	37,870	36,486	(31,301)
(Income) loss attributable to noncontrolling interest after preferred stock dividends	(941)	(1,069)	1,962
Other comprehensive (income) loss attributable to noncontrolling interest	(238)	(44)	95
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$36,691	$35,373	$(29,244)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive income (loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Balance, December 31, 2014	$139,000	64,434,852	$644	$928,251	$(202,909)	$(489)	$864,497	$27,381	$891,878
Proceeds from sales of common stock	—	3,456,403	35	74,857	—	—	74,892	—	74,892
Offering costs	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Dividends and distributions, net	(10,848)	—	—	—	(91,131)	—	(101,979)	(4,772)	(106,751)
Non-cash compensation activity	—	95,254	1	2,804	—	—	2,805	4,774	7,579
Redemption of common units to common stock	—	90,824	1	1,002	—	—	1,003	(1,003)	—
Redemption of common units for cash	—	—	—	—	—	—	—	(64)	(64)
Issuance of units	—	—	—	—	—	—	—	22,853	22,853
Rebalancing of noncontrolling interest	—	—	—	11,712	—	—	11,712	(11,712)	—
Other comprehensive loss	—	—	—	—	—	(1,861)	(1,861)	(95)	(1,956)
Net loss	10,848	—	—	—	(38,231)	—	(27,383)	(1,962)	(29,345)
Balance, December 31, 2015	$139,000	$68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Proceeds from sales of common stock	—	12,090,038	121	282,548	—	—	282,669	—	282,669
Issuance of series C preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(6,928)	—	—	(6,928)	—	(6,928)
Dividends and distributions, net	(13,897)	—	—	—	(99,329)	—	(113,226)	(5,707)	(118,933)
Non-cash compensation activity	—	116,441	1	3,690	—	—	3,691	6,084	9,775
Redemption of series A preferred stock	(69,000)	—	—	—	—	—	(69,000)	—	(69,000)
Redemption of common units to common stock	—	68,492	1	616	—	—	617	(617)	—
Rebalancing of noncontrolling interest	—	—	—	(3,617)	—	—	(3,617)	3,617	—
Other comprehensive income	—	—	—	—	—	854	854	44	898
Net income	13,897	—	—	—	20,622	—	34,519	1,069	35,588
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	16,262,375	163	427,379	—	—	427,542	—	427,542
Offering costs	—	—	—	(6,053)	—	—	(6,053)	—	(6,053)
Dividends and distributions, net	(9,794)	—	—	—	(126,984)	—	(136,778)	(6,378)	(143,156)
Non-cash compensation activity	—	46,604	—	4,138	(194)	—	3,944	4,676	8,620
Redemption of common units to common stock	—	351,260	3	3,929	—	—	3,932	(3,932)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	2,726	—	—	2,726	(2,726)	—
Other comprehensive income	—	—	—	—	—	5,432	5,432	238	5,670
Net income	9,794	—	—	—	21,465	—	31,259	941	32,200
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,200	$35,588	$(29,345)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,881	125,444	110,421
Loss on impairments	1,879	16,845	29,272
Gain on involuntary conversion	(325)	—	—
Non-cash portion of interest expense	1,897	1,632	1,262
Intangible amortization in rental income, net	4,583	6,213	8,526
Straight-line rent adjustments, net	(7,475)	(1,817)	(3,134)
Dividends on forfeited equity compensation	2	3	25
Loss on extinguishment of debt	15	3,261	—
Gain on the sales of rental property, net	(24,242)	(61,823)	(4,986)
Non-cash compensation expense	9,547	9,729	7,578
Change in assets and liabilities:
Tenant accounts receivable, net	(2,125)	(1,435)	(1,334)
Restricted cash	464	(365)	(40)
Prepaid expenses and other assets	(9,103)	(4,580)	(3,155)
Accounts payable, accrued expenses and other liabilities	514	6,161	3,469
Tenant prepaid rent and security deposits	3,850	567	3,148
Total adjustments	130,362	99,835	151,052
Net cash provided by operating activities	162,562	135,423	121,707
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(497,264)	(377,559)	(291,949)
Additions of land and building and improvements	(45,790)	(30,485)	(16,329)
Acquisitions of other assets	—	(158)	(565)
Proceeds from sales of rental property, net	65,075	152,079	22,163
Proceeds from insurance on involuntary conversion	1,796	—	—
Restricted cash	5,582	(853)	(1,449)
Acquisition deposits, net	255	(560)	1,420
Acquisitions of deferred leasing intangibles	(95,707)	(89,576)	(85,329)
Net cash used in investing activities	(566,053)	(347,112)	(372,038)
Cash flows from financing activities:
Proceeds from sale of series C preferred stock	—	75,000	—
Redemption of series A preferred stock	—	(69,000)	—
Redemption of common units for cash	—	—	(64)
Proceeds from unsecured credit facility	677,500	513,000	300,750
Repayment of unsecured credit facility	(434,500)	(541,000)	(375,750)
Proceeds from unsecured term loans	—	150,000	150,000
Proceeds from unsecured notes	—	—	220,000
Repayment of mortgage notes	(105,470)	(70,444)	(20,571)
Payment of loan fees and costs	(1,209)	(715)	(3,672)
Payment of loan prepayment fees and costs	(15)	(3,278)	—
Dividends and distributions	(141,006)	(117,441)	(105,892)
Proceeds from sales of common stock	427,542	282,669	74,892
Repurchase and retirement of restricted stock	(969)	—	—
Offering costs	(6,012)	(6,921)	(1,229)
Net cash provided by financing activities	415,861	211,870	238,464
Increase (decrease) in cash and cash equivalents	12,370	181	(11,867)
Cash and cash equivalents—beginning of period	12,192	12,011	23,878
Cash and cash equivalents—end of period	$24,562	$12,192	$12,011
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$40,685	$39,367	$32,440
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$18,558	$—	$22,853
Contingent consideration for acquisition of land and building and improvements	$—	$—	$(216)
Contingent consideration for acquisition of deferred leasing intangibles	$—	$—	$(84)
Contingent consideration liability acquired	$—	$—	$300
Additions to building and other capital improvements	$(158)	$(1,175)	$(565)
Transfer of other assets to building and other capital improvements	$158	$—	$565
Acquisitions of land and buildings and improvements	$(17,461)	$(3,572)	$(38,339)
Acquisitions of deferred leasing intangibles	$(2,079)	$(1,008)	$(11,199)
Partial disposal of building due to involuntary conversion of building	$363	$779	$—
Investing other receivables due to involuntary conversion of building	$(363)	$(779)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(7,125)	$(1,455)	$(182)
Additions to building and other capital improvements from non-cash compensation	$(26)	$(18)	$—
Assumption of mortgage notes	$—	$4,037	$26,267
Fair market value adjustment to mortgage notes acquired	$—	$75	$418
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(15)	$26	$24
Dividends and distributions accrued	$11,880	$9,728	$8,234
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2017 and 2016, the Company owned a 95.9% and 95.7%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2017, the Company owned 356 buildings in 37 states with approximately 70.2 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 288 warehouse/distribution buildings, 52 light manufacturing buildings, 14 flex/office buildings, and two buildings classified as held for sale. The Company’s buildings were approximately 95.3% leased to 312 tenants as of December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 supersedes the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee, which will result in the recording of a right of use asset and the related lease liability. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and plans to adopt this standard effective January 1, 2019.

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

For properties classified as held for sale, the Company ceases depreciating and amortizing the rental property and values the rental property at the lower of depreciated and amortized cost or fair value less costs to dispose. The Company presents those properties classified as held for sale with any qualifying assets and liabilities associated with those properties as held for sale in the accompanying Consolidated Balance Sheets.

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

The above and below market lease values are amortized into rental income over the remaining lease term. The value of in-place lease intangibles and tenant relationships are amortized over the remaining lease term (and expected renewal period of the respective lease for tenant relationships) as increases to depreciation and amortization expense. The remaining lease terms are adjusted for bargain renewal options or assumed exercises of early termination options, as applicable. If a tenant subsequently terminates its lease, any unamortized portion of above and below market leases is accelerated into rental income and the in-place lease value and tenant relationships are accelerated into depreciation and amortization expense over the shortened lease term.

The purchase price allocated to deferred leasing intangible assets are included in rental property, net on the accompanying Consolidated Balance Sheets and the purchase price allocated to deferred leasing intangible liabilities are included in deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets under the liabilities section.

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

Depreciation expense is computed using the straight-line method based on the following lives.

Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $2.2 million, $30.0 million, $1.5 million, respectively, for the year ended December 31, 2017 and approximately $2.6 million, $17.9 million, $0, respectively, for the year ended December 31, 2016.

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

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.2 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of December 31, 2017 and 2016, the Company had accrued rental income, net of allowance of approximately $24.7 million and $18.4 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues, which as of December 31, 2017 and 2016, was approximately $0.2 million and $0, respectively.

As of December 31, 2017 and 2016, the Company had approximately $12.7 million and $9.0 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company had approximately $7.4 million and $5.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.7 million and $0.4 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2017 and 2016, the Company's total liability associated with these lease security deposits was approximately $8.1 million and $5.8 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2017.

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

In accordance with fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit risk in its derivative financial instruments by entering into transactions with various high-quality counterparties. The Company’s exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The fair values of the cash and cash equivalents, restricted cash, tenant accounts receivable, and accounts payable and accrued expenses approximate their carrying or contract values because of the short term maturity of these instruments. See Note 4 for the fair values of the Company’s debt. See Note 5 for the fair values of the Company’s interest rate swaps.

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

The Company paid approximately $5.2 million ($1.88125 per share) and $6.2 million ($2.25 per share) of the 9.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") dividends for the years ended December 31, 2016 and 2015, respectively, that were treated as ordinary income for tax purposes.

The Company paid approximately $4.6 million ($1.65625 per share), $4.6 million ($1.65625 per share) and $4.6 million ($1.65625 per share) of the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") dividends for the years ended December 31, 2017, 2016 and 2015, respectively, that were treated as ordinary income for tax purposes.

The Company paid approximately $5.2 million ($1.71875 per share) and $4.1 million ($1.355905 per share) of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") dividends for the years ended December 31, 2017 and 2016, respectively, that were treated as ordinary income for tax purposes

The tax treatment of common dividends per share for federal income tax purposes is as follows.

	Year ended December 31,
	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.965483	68.8%	$0.944038	68.0%	$0.777244	57.2%
Return of capital	0.437852	31.2%	0.445125	32.0%	0.582756	42.8%
Total (1)	$1.403335	100.0%	$1.389163	100.0%	$1.360000	100.0%

(1)
The December 2015 monthly common stock dividend of $0.115 per share was included in the stockholder’s 2016 tax year. The December 2016 monthly common stock dividend of $0.115833 per share was included in the stockholder’s 2017 tax year. The December 2017 monthly common stock dividend of $0.1175 per share will be included in the stockholder’s 2018 tax year.

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

Rental income recognition commences when the tenant takes possession of or controls the physical use of the leased space and the leased space is substantially complete and ready for its intended use. In order to determine whether the leased space is substantially complete and ready for its intended use, the Company determines whether the Company or the tenant own the tenant improvements. When it is determined that the Company is the owner of the tenant improvements, rental income recognition begins when the tenant takes possession of or controls the physical use of the finished space, which is generally when the Company owned tenant improvements are completed. In instances when it is determined that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession of or controls the physical use of the leased space.

When the Company is the owner of tenant improvements or other capital items, the cost to construct the tenant improvements or other capital items, including costs paid for or reimbursed by the tenants, is recorded as capital assets. For these tenant improvements or other capital items, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as rental income over the shorter of the useful life of the capital asset or the term of the related lease.

The Company earned revenue from asset management fees, which are included on the accompanying Consolidated Statements of Operations in other income. The Company recognized revenue from asset management fees when the related fees were earned and were realized or realizable. As of December 31, 2017, the Company no longer earned revenue from asset management fees.

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant is responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $12.4 million, $10.9 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

On March 27, 2017, the tenant at the Buena Vista, VA property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective March 31, 2018 and required the tenant to pay a termination fee of approximately $0.5 million. The termination fee is being recognized on a straight-line basis from March 27, 2017 through the relinquishment of the space on March 31, 2018. The termination fee income of approximately $0.4 million is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.

On February 9, 2017, the Company entered into a lease termination agreement with the tenant located at the Belvidere, IL building. The agreement provided that the tenant’s lease terminate effective February 9, 2017 and required the tenant to pay a termination fee of $54,000. The full termination fee was recognized on February 9, 2017 and is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.

On December 21, 2016, the tenant at the Golden, CO property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective December 31, 2017 and required the tenant to pay a termination fee of approximately $0.9 million. The termination fee was recognized on a straight-line basis from December 21, 2016 through the relinquishment of the space on December 31, 2017. The termination fee income of approximately $0.8 million and $0.1 million is included in rental income on the accompanying Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively.

On October 20, 2015, the tenant at the Dayton, OH property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant's lease terminate effective October 31, 2016 and required the tenant to pay a termination fee of approximately $0.2 million. The termination fee was being recognized on a straight-line basis from October 20, 2015 through the relinquishment of the space on October 31, 2016. On August 29, 2016, the Company sold the Dayton, OH property to an unaffiliated third party and recognized the remaining unamortized termination fee. The termination fee income of approximately $0.2 million and $0.1 million is included in rental income on the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively.

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

On December 17, 2014, the Company entered into the first amendment to the lease with the tenant located at the Belfast, ME buildings. The terms of the amendment renewed 90,051 square feet of the premise and early terminated the remaining 228,928 square feet effective November 30, 2015. The tenant was required to pay a termination fee for the returned premise on or before October 31, 2015 in the amount of approximately $2.1 million, and the Company received the termination fee payment in full on September 23, 2015. This termination fee along with the reimbursement of certain miscellaneous costs per the lease amendment was being recorded on a straight-line basis from December 17, 2014 through the relinquishment of the space on November 30, 2015. On May 18, 2015, the Company entered into a second lease amendment with the tenant. The terms of the second lease amendment accelerated the termination of 35,295 square feet of the previously terminated square feet to April 30, 2015. The Company recognized the termination fee associated with the 35,295 square feet through the shortened lease life of April 30, 2015. The Company recognized the remaining termination fee over the shortened lease life of the remaining 193,633 square feet through November 30, 2015. The termination fee of approximately $2.0 million are included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.

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

Incentive and Equity-Based Employee Compensation Plans

The Company grants equity-based compensation awards to its employees and directors in the form of restricted shares of common stock, LTIP units, and outperformance programs and performance units (outperformance programs and performance units are collectively, "Performance-based Compensation Plans"). See Notes 6, 7 and 8 for further discussion of restricted shares of common stock, LTIP units, and Performance-based Compensation Plans, respectively. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company's TRS recognized a net loss of approximately $0.4 million, $0.1 million and $25,000, for the years ended December 31, 2017, 2016 and 2015, respectively, which has been included on the accompanying Consolidated Statements of Operations.

The following table reconciles net income (loss) to taxable income for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
Reconciliation of Net Income (Loss) to Taxable Income (in thousands)	2017	2016	2015
Net income (loss)	$32,200	$35,588	$(29,345)
Book/tax differences from depreciation and amortization	80,416	66,763	60,959
Above/below market lease amortization	4,583	6,213	8,526
Loss on impairments	1,879	16,845	29,272
Book/tax difference on termination income	(786)	678	(1,815)
Book/tax difference on property acquisition costs	5,262	4,498	4,400
Book/tax difference on extinguishment of debt	15	(17)	—
Book/tax difference on accrued bonus payment	745	1,170	(337)
Book/tax difference on bad debt expense	(91)	83	2
Book/tax difference on non-cash compensation	6,270	7,188	4,662
Book/tax difference on gain on the sales of rental property, net	(26,134)	(53,580)	(10,653)
Straight-line rent adjustments, net	(6,689)	(2,495)	(3,405)
Book/tax difference on non-cash portion of interest expense	1,897	1,631	1,266
Book/tax difference on prepaid rent of Sec. 467 leases	(122)	(274)	1,887
Book/tax difference on gain on involuntary conversion	(325)	—	—
Other book/tax differences, net	465	284	180
Loss attributable to noncontrolling interest	(4,572)	(4,069)	(3,011)
Taxable income subject to distribution requirement(1)	$95,013	$80,506	$62,588

(1)	The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2017, 2016 and 2015, respectively.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $1.0 million, $1.0 million and $0.9 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2017, 2016 and 2015, there were no liabilities for uncertain tax positions.

Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive securities for the period.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2017 and 2016.

Rental Property, net (in thousands)	December 31, 2017	December 31, 2016
Land	$321,560	$272,162
Buildings, net of accumulated depreciation of $160,281 and $125,971, respectively	1,756,579	1,408,406	(1)
Tenant improvements, net of accumulated depreciation of $32,714 and $28,388, respectively	30,138	24,974
Building and land improvements, net of accumulated depreciation of $56,062 and $33,054, respectively	143,170	107,463
Construction in progress	2,877	9,298
Deferred leasing intangibles, net of accumulated amortization of $280,642 and $237,456, respectively	313,253	294,533
Total rental property, net	$2,567,577	$2,116,836

(1)	Includes one building in redevelopment.

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2017 and 2016.

Year ended December 31, 2017
Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	1,025,720	4	$34,264
Sparks, NV	174,763	1	8,380
Salisbury, NC	288,000	1	8,250
Franklin Township, NJ	183,000	1	12,800
Milford, CT	200,000	1	12,762
Bedford Heights, OH	173,034	1	7,622
Redford, MI	135,728	1	7,769
Warren, MI	154,377	1	7,940
Three months ended March 31, 2017	2,334,622	11	99,787
Waukegan, IL	261,075	2	13,850
Gaffney, SC	226,968	1	7,200
Dayton, OH	569,966	1	29,750
Belvidere, IL	336,204	1	22,867
San Diego, CA	205,440	1	19,362
Edwardsville, KS	270,869	1	16,270
Pedricktown, NJ	245,749	1	16,000
Walton, KY	224,921	1	11,450
Rock Hill, SC	275,000	1	6,675
Laredo, TX	206,810	1	13,500
Clinton, PA	297,200	1	23,650
Batavia, IL	102,500	1	5,900
Wallingford, CT	105,000	1	8,200
Rockwall, TX	389,546	1	28,600
Houston, TX	232,800	3	25,000
Lebanon, PA	211,358	1	7,950
Maple Grove, MN	108,628	1	10,031
Romulus, MI	303,760	1	19,351
Three months ended June 30, 2017	4,573,794	21	285,606
Stone Mountain, GA	78,000	1	4,175
York, PA	382,886	1	18,981
Pittston, PA	437,446	1	23,950
O'Fallon, MO	109,854	1	5,740
Belleville, MI	160,464	1	8,641
Columbus, OH	147,645	1	6,954
Groveport, OH	320,657	1	13,643
Las Vegas, NV	34,916	1	4,642
Mooresville, NC	499,200	1	25,750
Swedesboro, NJ	123,962	1	7,250
Three months ended September 30, 2017	2,295,030	10	119,726
Council Bluffs, IA	90,000	1	6,600
Hilliard, OH	237,500	1	8,717
Fountain Inn, SC	264,385	1	18,200
West Columbia, SC	200,000	1	10,000
Avondale, AZ	186,643	1	16,500
El Paso, TX	498,382	2	16,850
Stafford, TX	68,300	1	8,100
South Easton, MA	86,000	1	8,125
Madison, WI	283,000	2	14,300
Three months ended December 31, 2017	1,914,210	11	107,392
Year ended December 31, 2017	11,117,656	53	$612,511

Year ended December 31, 2016
Location of Property	Square Feet	Buildings	Purchase Price (in thousands)
Biddeford, ME	265,126	2	$12,452
Fairfield, OH	206,448	1	5,330
Mascot, TN	130,560	1	4,500
Erlanger, KY	108,620	1	5,600
Three months ended March 31, 2016	710,754	5	27,882
West Chicago, IL	249,470	1	8,663
Visalia, CA	635,281	1	27,921
Norcross, GA	152,036	1	5,508
Reading, PA	248,000	1	9,594
Charlotte, NC	104,852	1	6,517
Three months ended June 30, 2016	1,389,639	5	58,203
Columbia, SC	185,600	1	7,300
Graniteville, SC	450,000	1	15,675
Fountain Inn, SC	168,087	1	7,025
Langhorne, PA	217,000	2	11,250
Warren, MI	268,000	1	18,700
New Castle, DE	485,987	1	27,500
Westborough, MA	121,700	1	7,885
Cedar Hill, TX	420,000	1	19,100
Forest Park, GA	799,200	2	24,915
Rock Hill, SC	315,520	1	9,850
Gardiner, ME	265,000	1	16,800
Three months ended September 30, 2016	3,696,094	13	166,000
Langhorne, PA	172,647	1	9,500
Grove City, OH	175,512	1	5,400
Olathe, KS	496,373	1	23,194
Houston, TX	223,599	1	13,444
Itasca, IL	202,000	1	20,641
Kenosha, WI	175,052	1	5,975
Oklahoma City, OK	80,400	1	3,400
San Antonio, TX	247,861	1	12,050
Wood Dale, IL	137,607	1	8,565
Hartland, WI	121,050	1	7,400
Earth City, MO	116,783	1	5,450
Spartanburg, SC	572,038	1	20,762
West Columbia, SC	119,852	1	5,725
West Chicago, IL	305,874	5	10,400
DeForest, WI	254,431	1	7,800
Montgomery, AL	332,000	1	8,750
West Chester, OH	269,868	1	11,150
West Columbia, SC	176,400	1	11,850
Brooklyn Park, MN	200,720	1	20,532
East Windsor, CT	126,111	1	7,725
Three months ended December 31, 2016	4,506,178	24	219,713
Year ended December 31, 2016	10,302,665	47	$471,798

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2017 and 2016, respectively, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2017		Year ended December 31, 2016
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$59,004	N/A	$59,630	N/A
Buildings	413,829	N/A	283,758	N/A
Tenant improvements	10,044	N/A	8,670	N/A
Building and land improvements	31,848	N/A	29,073	N/A
Deferred leasing intangibles - In-place leases	62,493	8.3	62,533	8.2
Deferred leasing intangibles - Tenant relationships	27,056	10.8	30,446	10.4
Deferred leasing intangibles - Above market leases	14,375	10.6	10,576	9.2
Deferred leasing intangibles - Below market leases	(5,222)	8.5	(12,971)	8.5
Deferred leasing intangibles - Above market ground leases	(916)	49.0	—	N/A
Above market assumed debt adjustment	—	N/A	(75)	7.2
Other assets	—	N/A	158	N/A
Total purchase price	612,511		471,798
Less: Mortgage note assumed	—		(4,037)
Net assets acquired	$612,511		$467,761

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

The table below sets forth the results of operations for the years ended December 31, 2017 and 2016 for the properties acquired during the years ended December 31, 2017 and 2016, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2017	Year ended December 31, 2016
Total revenue	$27,918	$13,105
Property acquisition costs	$5,181	$4,386
Net loss	$1,473	$3,560

The following table sets forth pro forma information for the years ended December 31, 2017 and 2016. The below pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions outlined above occurred on the first day of the applicable reporting period, nor do they purport to predict the results of operations of future periods. The pro forma information has not been adjusted for property sales.

Pro Forma (in thousands)(1)	Year ended December 31, 2017	Year ended December 31, 2016
Total revenue	$326,994	$321,512
Net income(2)	$40,519	$24,520
Net income attributable to common stockholders	$29,101	$9,715

(1)
The unaudited pro forma information for the years ended December 31, 2017 and 2016 is presented as if the properties acquired during the years ended December 31, 2017 and 2016 were completed on January 1, 2016 and January 1, 2015, respectively.

(2)
The net income for the year ended December 31, 2017 excludes approximately $5.2 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2017, and the net income for the year ended December 31, 2016 was adjusted to include these acquisition costs. Net income for the year ended December 31, 2016 excludes approximately $4.4 million of property acquisition costs related to the acquisition of buildings that closed during the year ended December 31, 2016.

Dispositions

During the year ended December 31, 2017, the Company sold 11 buildings comprised of approximately 1.9 million square feet with a net book value of approximately $40.9 million to third parties. These buildings contributed approximately $3.8 million, $7.0 million and $6.9 million to revenue for the years ended December 31, 2017, 2016 and 2015, respectively. These buildings contributed approximately $1.5 million, $1.5 million and $1.7 million to net income (exclusive of loss on impairment and gain on the sales of rental property, net) for the years ended December 31, 2017, 2016 and 2015, respectively. Net proceeds from the sales of rental property were approximately $65.1 million and the Company recognized a gain on the sales of rental property, net of approximately $24.2 million for the year ended December 31, 2017. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2016, the Company sold 24 buildings comprised of approximately 4.2 million square feet with a net book value of approximately $90.3 million to third parties. These buildings contributed approximately $11.2 million and $15.6 million to revenue (exclusive of termination income and acceleration of straight line rent) for the years ended December 31, 2016 and 2015, respectively. These buildings contributed approximately $1.3 million and $1.3 million to net income (exclusive of loss on impairments, loss on extinguishment of debt, gain on the sales of rental property, net, termination income, and acceleration of straight line rent and lease intangibles) for the years ended December 31, 2016 and 2015, respectively. Net proceeds from the sales of rental property were approximately $152.1 million and the Company recognized a gain on the sales of rental property, net of approximately $61.8 million for the year ended December 31, 2016. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2015, the Company sold six buildings comprised of approximately 0.8 million square feet with a net book value of approximately $17.2 million to third parties. These buildings contributed approximately $2.0 million to revenue (exclusive of termination income and acceleration of straight line rent and above market rent) for the year ended December 31, 2015. These buildings contributed approximately $0.8 million to net income (exclusive of gain on the sales of rental property, net, loss on impairments, termination income and acceleration of straight line rent and above market rent) for the year ended December 31, 2015. Net proceeds from the sales of rental property were approximately $22.2 million and the Company recognized a gain on the sales of rental property, net of approximately $5.0 million for the year ended December 31, 2015. All of the dispositions were accounted for under the full accrual method.

Assets Held for Sale, net

As of December 31, 2017, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $4.2 million, $13.6 million, and $2.1 million, respectively, for two buildings located in Charlotte, NC were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. These buildings contributed approximately $2.9 million, $2.6 million and $2.2 million to revenue for the years ended December 31, 2017, 2016 and 2015, respectively. These buildings contributed approximately $0.9 million, $0.3 million and $0.3 million to net income (exclusive of gain on involuntary conversion) for the years ended December 31, 2017, 2016 and 2015, respectively.

Involuntary Conversion

During the year ended December 31, 2017, the Company wrote down a building in the amount of approximately $0.8 million, related to the involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event was approximately $1.5 million as of December 31, 2017. The Company recognized a gain on involuntary conversion of approximately $0.3 million, $0 and $0 during the years ended December 31, 2017, 2016 and 2015, respectively.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the year ended December 31, 2017.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value	Fair Value(2)	Loss on Impairments
					(in thousands)
Cincinnati, OH	1	Market leasing conditions	(3)	Discounted cash flows
Three months ended December 31, 2017					$1,543	$1,879
Year ended December 31, 2017					$1,543	$1,879

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	Level 3 inputs used to determine fair value for the property impaired for the three months ended December 31, 2017: discount rate of 10.0% and exit capitalization rate of 10.0%.

The following table summarizes the Company's loss on impairments for assets held and used during the year ended December 31, 2016.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Fairfield, VA	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Mishawaka, IN	1	Market leasing conditions	(3)	Discounted cash flows	(5)
Newark, DE	1	Market leasing conditions		Discounted cash flows	(5)
Seville, OH	2	Market leasing conditions		Discounted cash flows	(5)
Sparks, MD	2	Change in estimated hold period	(4)	Discounted cash flows	(5)
Three months ended June 30, 2016						$10,598	$11,231
Boardman, OH	1	Change in estimated hold period	(4)	Discounted cash flows	(6)
Holland, MI	1	Change in estimated hold period	(4)	Discounted cash flows	(6)
Pensacola, FL	1	Change in estimated hold period	(3)	Discounted cash flows	(6)
Three months ended December 31, 2016						$4,360	$5,614
Year ended December 31, 2016						$14,958	$16,845

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the year ended December 31, 2016.

(4)	This property was sold during the year ended December 31, 2017.

(5)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended June 30, 2016: discount rates ranged from 8.5% to 13.0% and exit capitalization rates ranged from 8.5% to 12.0%.

(6)	Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2016: discount rate of 12.0% and exit capitalization rates ranging from 10.0% to 12.0%.

The following table summarizes the Company's loss on impairments for assets held and used during the year ended December 31, 2015.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value		Fair Value(2)	Loss on Impairments
						(in thousands)
Hazelwood, MO	1	Change in estimated hold period	(3)	Executed purchase and sale agreement
Three months ended June 30, 2015						$4,400	$2,645
Canton, OH	1	Change in estimated hold period	(4)	Discounted cash flows	(6)
Jefferson, NC	1	Change in estimated hold period	(3)	Market transactions for comparable properties
Milwaukee, WI	1	Change in estimated hold period	(3)	Market transactions for comparable properties
Three months ended September 30, 2015						6,515	5,733
Canton, OH	1	Change in estimated hold period	(4)	Market transactions for comparable properties	(7)
Cincinnati, OH	1	Change in estimated hold period		Discounted cash flows	(8)
Dayton, OH	1	Change in estimated hold period	(4)	Discounted cash flows	(8)
Gloversville, NY	1	Change in estimated hold period	(4)	Discounted cash flows	(8)
Jackson, MS	1	Change in estimated hold period	(4)	Discounted cash flows	(8)
Jackson, MS	1	Change in estimated hold period	(4)	Discounted cash flows	(8)
Rapid City, SD	1	Change in estimated hold period		Discounted cash flows	(8)
Sergeant Bluff, IA	1	Change in estimated hold period		Discounted cash flows	(8)
Sparks, MD	2	Change in estimated hold period	(5)	Discounted cash flows	(8)
Three months ended December 31, 2015						22,238	20,894
Year ended December 31, 2015						$33,153	$29,272

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(3)	This property was sold during the year ended December 31, 2015.

(4)	This property was sold during the year ended December 31, 2016.

(5)	This property was sold during the year ended December 31, 2017.

(6)	Level 3 inputs used to determine fair value: discount rate of 9.0% and exit capitalization rate of 12.0%

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

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$78,558	$(36,810)	$41,748	$70,668	$(32,868)	$37,800
Other intangible lease assets	515,337	(243,832)	271,505	461,321	(204,588)	256,733
Total deferred leasing intangible assets	$593,895	$(280,642)	$313,253	$531,989	$(237,456)	$294,533

Below market leases	$34,776	$(13,555)	$21,221	$30,791	$(10,450)	$20,341
Total deferred leasing intangible liabilities	$34,776	$(13,555)	$21,221	$30,791	$(10,450)	$20,341

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2017	2016	2015
Net decrease to rental income related to above and below market lease amortization	$4,583	$6,213	$8,526
Amortization expense related to other intangible lease assets	$72,936	$66,291	$60,834

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of December 31, 2017.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2018	$63,957	$4,475
2019	$49,758	$3,881
2020	$39,765	$3,466
2021	$29,093	$2,140
2022	$22,037	$1,172

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes as of December 31, 2017 and 2016.

Loan	Principal Outstanding as of December 31, 2017 (in thousands)	Principal Outstanding as of December 31, 2016 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$271,000	$28,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	271,000	28,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	—	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	450,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,735)	(3,392)
Total carrying value unsecured term loans, net	446,265	446,608

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,766)	(2,034)
Total carrying value unsecured notes, net	398,234	397,966

Mortgage notes (secured debt):
Union Fidelity Life Insurance Company	—	5,384	5.81%	Apr-30-2017	iii
Webster Bank, National Association	—	2,853	3.66%	May-29-2017	iv
Webster Bank, National Association	—	3,073	3.64%	May-31-2017	iv
Wells Fargo, National Association	—	4,043	5.90%	Aug-1-2017	v
Connecticut General Life Insurance Company -1 Facility	—	35,320	6.50%	Feb-1-2018	vi
Connecticut General Life Insurance Company -2 Facility	—	36,892	5.75%	Feb-1-2018	vi
Connecticut General Life Insurance Company -3 Facility	—	16,141	5.88%	Feb-1-2018	vi
Wells Fargo Bank, National Association CMBS Loan	54,949	56,608	4.31%	Dec-1-2022	vii
Thrivent Financial for Lutherans	3,906	4,012	4.78%	Dec-15-2023	iv
Total mortgage notes	58,855	164,326
Total unamortized fair market value premiums	61	112
Less: Total unamortized deferred financing fees and debt issuance costs	(634)	(873)
Total carrying value mortgage notes, net	58,282	163,565
Total / weighted average interest rate (5)	$1,173,781	$1,036,139	3.53%

(1)
Current interest rate as of December 31, 2017.  At December 31, 2017 and 2016, the one-month LIBOR (“L”) was 1.56425% and 0.77167%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

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

(3)
The capacity of the unsecured credit facility is $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.5 million and $2.3 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

(4)	Capacity of $150.0 million, which the Company has until July 27, 2018 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $600.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and term loans as of December 31, 2017 was approximately $323.1 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.6 million and $5.7 million as of December 31, 2017 and 2016, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2017	2016	2015
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$2,087	$1,698	$1,262
Facility fees and unused fees	1,169	1,380	1,202

2017 Debt Activity

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company, in which multiple properties served as collateral for the mortgage notes, were paid in full.

On July 28, 2017, the Company entered into a $150.0 million unsecured term loan agreement ("Unsecured Term Loan D"). As of December 31, 2017, the interest rate on the Unsecured Term Loan D was LIBOR plus a spread of 1.3% based on the Company's consolidated leverage ratio, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan D will mature on January 4, 2023. The Unsecured Term Loan D has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 27, 2018. To the extent that the Company does not request advances of the $150.0 million of aggregate commitments by July 27, 2018, the unadvanced commitments terminate. The Company incurred approximately $1.0 million in deferred financing fees associated with the Unsecured Term Loan D, which will begin to be amortized through the maturity date on the date that the Company draws on the Unsecured Term Loan D. The Company also is required to pay an annual fee of $35,000. The Unsecured Term Loan D has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 26, 2017 and are due and payable monthly until the earlier of (i) the date that commitments of $150.0 million have been fully advanced, (ii) July 27, 2018, and (iii) the date that commitments of $150.0 million have been reduced to zero pursuant to the Company's ability to terminate the aggregate commitments at any time upon notice. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan D. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

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

On September 29, 2016, the Company assumed a mortgage note held with Thrivent Financial for Lutherans of approximately $4.0 million in connection with the acquisition of the property located in Rock Hill, SC, which serves as collateral for the debt. The debt matures on December 15, 2023 and bears interest at 4.78% per annum. The assumed debt was recorded at fair value and a fair value premium of approximately $0.1 million was recorded. The fair value of debt was determined by discounting the future cash flows using the then current rate of approximately 4.45% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a nonrecurring fair value measurement.

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
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2017 and 2016.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2017 and 2016. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $90.9 million and $229.9 million at December 31, 2017 and 2016, respectively, and is limited to senior, property-level secured debt financing arrangements.
Fair Value of Debt
The fair value of the Company’s debt is determined by discounting the future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, similar terms, and similar loan-to-value ratios. The discount rates ranged from approximately 2.61% to 4.40% and 1.92% to 4.85% at December 31, 2017 and 2016, respectively, and were applied to each individual debt instrument. The applicable fair value guidance establishes a three tier value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value of the Company’s debt is based on Level

3 inputs. The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2017 and 2016 (in thousands).

	December 31, 2017		December 31, 2016
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$271,000	$271,528	$28,000	$28,000
Unsecured term loans	450,000	451,463	450,000	450,000
Unsecured notes	400,000	415,599	400,000	399,091
Mortgage notes	58,855	59,769	164,326	166,099
Total principal amount	1,179,855	$1,198,359	1,042,326	$1,043,190
Add: Total unamortized fair market value premiums	61		112
Less: Total unamortized deferred financing fees and debt issuance costs	(6,135)		(6,299)
Total carrying value	$1,173,781		$1,036,139
Future Principal Payments of Debt
The following table reflects the Company’s aggregate future principal payments of the Company’s debt at December 31, 2017.

Year	Future Principal Payments of Debt (in thousands)
2018	$1,844
2019	272,926
2020	152,006
2021	152,103
2022	197,681
Thereafter	403,295
Total aggregate principal payments	1,179,855
Add: Total unamortized fair market value premiums	61
Less: Total unamortized deferred financing fees and debt issuance costs	(6,135)
Total carrying value	$1,173,781
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

The following table details the Company’s outstanding interest rate swaps as of December 31, 2017. All of the Company's interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$331	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$293	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$135	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(18)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$427	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$845	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$596	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$421	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$252	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$266	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$263	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(566)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$276	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(107)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(236)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(290)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$327	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$329	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$660	1.8475%	One-month L	Jan-04-2023

The fair value of the interest rate swaps outstanding as of December 31, 2017 and 2016 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2017	Fair Value December 31, 2017	Notional Amount December 31, 2016	Fair Value December 31, 2016
Interest rate swaps-Asset	$475,000	$6,079	$300,000	$1,471
Interest rate swaps-Liability	$250,000	$(1,217)	$375,000	$(2,438)

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

The effective portion of changes in the fair value of derivatives designated as qualifying cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. For the years ended December 31, 2017 and 2016, the Company recorded a gain of $0.2 million and $0.1 million, respectively, of hedge ineffectiveness in interest expense due to short-term, partial mismatches in notional amounts. For the year ended December 31, 2015, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The table below details the location in the financial statements of the gain or loss recognized on interest rate swaps designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015, (in thousands).

	Year ended December 31,
	2017	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps (effective portion)	$3,597	$(2,244)	$(5,387)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income (loss) as interest expense (effective portion)	$2,073	$3,142	$3,431
Amount of gain recognized in interest expense (ineffective portion)	$190	$66	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2017, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

As of December 31, 2017, the Company had no derivatives that were in a net liability position by counterparty.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016.

		Fair Value Measurements as of December 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$6,079	$—	$6,079	$—
Interest rate swaps-Liability	$(1,217)	$—	$(1,217)	$—

		Fair Value Measurements as of December 31, 2016 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2016	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$1,471	$—	$1,471	$—
Interest rate swaps-Liability	$(2,438)	$—	$(2,438)	$—

6. Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.01 per share. The following table sets forth the Company's outstanding preferred stock issuances as of December 31, 2017.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Dividends on the Series B Preferred Stock and Series C Preferred Stock (collectively, the "Preferred Stock Issuances") are payable quarterly in arrears on or about the last day of March, June, September, and December of each year. The Preferred Stock Issuances rank on parity with each other and rank senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series B Preferred Stock or the Series C Preferred Stock prior to April 16, 2018 and March 17, 2021, respectively, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the years ended December 31, 2017 and 2016.

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
December 31	November 2, 2017	$0.4140625	$0.4296875	December 29, 2017
September 30	July 31, 2017	0.4140625	0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.6562500	$1.7187500

Quarter Ended 2016	Declaration Date		Series A Preferred Stock Per Share		Series B Preferred Stock Per Share	Series C Preferred Stock Per Share		Payment Date
December 31	November 2, 2016	(1)	$0.19375	(1)	$0.4140625	$0.4296875		December 30, 2016
September 30	August 1, 2016		0.56250		0.4140625	0.4296875		September 30, 2016
June 30	May 2, 2016		0.56250		0.4140625	0.4965300	(2)	June 30, 2016
March 31	February 22, 2016		0.56250		0.4140625	—		March 31, 2016
Total			$1.88125		$1.6562500	$1.3559050

(1)
On November 2, 2016, the Company redeemed all of the outstanding shares of the Series A Preferred Stock, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

(2)	Dividends for the Series C Preferred Stock were accrued and cumulative from and including March 17, 2016 to the first payment date on June 30, 2016.

On February 14, 2018, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividend for the quarter ending March 31, 2018 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Common Stock

The following sets forth the Company’s at-the market ("ATM") common stock offering program as of December 31, 2017.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2017 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$489,674

The table below sets forth the activity for the ATM common stock offering programs during the years ended December 31, 2017 and 2016 (in thousands, except share data).

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	$300,000	$3,637	$296,363
2016 $228 million ATM(1)	4,799,784	$24.42	$117,216	$1,604	$115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	This program ended before December 31, 2017.

	Year ended December 31, 2016
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2016 $228 million ATM(1)	4,763,838	$23.28	$110,887	$1,550	$109,337
2016 $200 million ATM(1)	7,326,200	$23.45	$171,782	$2,429	$169,353
Total/weighted average	12,090,038	$23.38	$282,669	$3,979	$278,690

(1)	These programs ended before December 31, 2017.

Dividends

The tables below set forth the dividends attributable to the common stock that were declared or paid during the years ended December 31, 2017 and 2016. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

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

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 12, 2015, subject to the recipient’s continued employment, will vest in three equal installments on each anniversary date of the grant. Restricted shares of common stock granted on January 8, 2016 and January 6, 2017, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2017 and 2018, respectively. Refer to Note 14 for details on restricted shares of common stock granted on January 5, 2018. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2017, 2016 and 2015.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2014	263,916
Granted	94,290	(1)
Vested	(72,185)
Forfeited	(14,906)
Balance at December 31, 2015	271,115
Granted	101,289	(2)
Vested	(98,746)
Forfeited	(1,321)
Balance at December 31, 2016	272,337
Granted	75,001	(3)
Vested	(109,209)
Forfeited	(922)
Balance at December 31, 2017	237,207

(1)	The grant date fair value per share was $26.17.

(2)	The grant date fair value per share was $17.98.

(3)	The grant date fair value per share was $24.41.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2017 was approximately $2.7 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Vested restricted shares of common stock	109,209	98,746	72,185
Fair value of vested restricted shares of common stock (in thousands)	$2,591	$1,813	$1,751

7. Noncontrolling Interest

The Company is structured as an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership. The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The table below summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2017, 2016 and 2015.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2014	1,307,036	1,124,813	2,431,849	3.6%
Granted/Issued	323,069	864,283	1,187,352	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(20,000)	20,000	—	N/A
Redemptions from Other Common Units to common stock	—	(90,824)	(90,824)	N/A
Redemption of Other Common Units for cash	—	(2,400)	(2,400)	N/A
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeitures	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%

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

LTIP units granted on January 12, 2015 to certain executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over three years, with the first vesting date being March 31, 2015. LTIP units granted on January 12, 2015 to independent directors, subject to the recipient’s continued service, will vest on January 12, 2016. LTIP units granted on January 6, 2017, January 8, 2016, and February 22, 2016 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date being March 31, 2017, March 31, 2016, and March 31, 2016, respectively. LTIP units granted on January 6, 2017 and January 6, 2016 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2018 and January 1, 2017, respectively. Refer to Note 14 for details on the LTIP units granted on January 5, 2018. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once a material equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.

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

The LTIP units issued under the 2011 Plan were valued using the Monte Carlo lattice binomial option-pricing model at the grant date. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units for the years ended December 31, 2017, 2016 and 2015.

LTIP Units	Assumptions
Grant date	January 6, 2017	February 22, 2016	January 8, 2016	January 6, 2016	May 4, 2015	January 12, 2015
Expected term (years)	10	10	10	10	10	10
Expected volatility	23.0%	22.0%	22.0%	22.0%	20.0%	20.0%
Expected dividend yield	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Risk-free interest rate	1.61%	1.01%	1.28%	1.36%	0.66%	0.62%
Fair value of LTIP units at issuance (in thousands)	$2,924	$277	$2,254	$390	$2,038	$5,450
LTIP units at issuance	126,239	18,386	135,546	22,464	100,000	223,069
Fair value unit price per LTIP unit at issuance	$23.16	$15.07	$16.63	$17.36	$20.38	$24.43

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2017, 2016 and 2015.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2014	448,887
Granted	323,069
Vested	(237,046)
Forfeited	—
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2017 was approximately $4.8 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Vested LTIP units	229,355	307,883	237,046
Fair value of vested LTIP units (in thousands)	$6,101	$6,393	$4,853

Other Common Units

Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. When redeeming the Other Common Unit for cash, the value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date. Each Other Common Unit will receive the same monthly distribution as a share of common stock.

As partial consideration for a property acquired on May 31, 2017, the Company granted 687,827 Other Common Units with a fair value of approximately $18.6 million. The number of Other Common Units granted was calculated based on the trailing five-day average common stock closing price ending on the second business day that immediately preceded the grant date. As partial consideration for a property acquired on December 11, 2015, the Company granted 51,607 Other Common Units with a fair value of approximately $1.0 million based on the Company’s NYSE closing stock price on December 11, 2015. As partial consideration for a property acquired on January 22, 2015, the Company granted 812,676 Other Common Units with a fair value of approximately $21.9 million based on the Company’s NYSE closing stock price on January 22, 2015. The number of Other Common Units granted for the 2015 transactions was calculated based on the trailing 10-day average common stock closing price ending on the business day that immediately preceded the grant date. The fair value of the shares of the Other Common Units granted was calculated based on the closing stock price per the NYSE on the grant date multiplied by the number of Other Common Units granted. The issuance of the Other Common Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Company relied on the exemption based on representations given by the holders of the Other Common Units.

8. Equity Incentive Plan

The 2011 Plan provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on shares of the Company’s common stock, such as LTIP units in the Operating Partnership, that may be made by the Company directly to the executive officers, directors, employees, and other individuals providing bona fide services to or for the Company.

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

On January 6, 2017, the Company granted performance units, approved by the compensation committee of the board of directors, under the 2011 Plan to provide certain key employees of the Company with incentives designed to align those key employees' interests more closely with those of the stockholders. The terms of the January 6, 2017 performance units grant is substantially the same as the March 8, 2016 performance units grant as discussed below, except that the measuring period commences on January 1, 2017 and ends on December 31, 2019. Refer to Note 14 for details on the performance units granted on January 5, 2018.

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The table below sets forth the assumptions used in valuing the performance units granted during the years ended December 31, 2017 and 2016.

Performance Units	Assumptions
Grant date	January 6, 2017	March 8, 2016
Expected volatility	23.0%	23.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	1.61%	1.08%
Fair value of performance units grant (in thousands)	$2,882	$2,614

On January 12, 2015, the compensation committee of the board of directors of the Company approved the 2015 Outperformance Program (the “2015 OPP”) under the 2011 Plan, to provide certain key employees of the Company or its affiliates with incentives to contribute to the growth and financial success of the Company and its affiliates. On January 1, 2018, the Company’s three year measurement period pursuant to the 2015 OPP concluded; refer to Note 14 for details.

Recipients of awards under the 2015 OPP will share in an outperformance pool if the Company’s TSR, including both share appreciation and dividends, exceeds an absolute hurdle over a three year measurement period from January 1, 2015 to January 1, 2018 (the “measurement period”), based on a beginning value of $24.49 per share of the Company’s common stock, as well as a relative hurdle based on the MSCI US REIT Index. Provided the Company’s increase in cumulative absolute TSR over the measurement period equals or exceeds 25% (the “threshold percentage”), the outperformance pool consists of 10% of the excess TSR above an absolute TSR hurdle. The hurdle is equal to the total return of the MSCI US REIT Index plus five percentage points over the measurement period.

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

The 2015 OPP awards were valued at approximately $1.6 million utilizing a Monte Carlo simulation to estimate the probability of the conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 500,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the award on the award date. Assumptions used in the valuations included (i) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the awards including total stock return volatility and risk-free interest and (ii) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the MSCI US REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2015 OPP awards was estimated on the date of grant using the following Level 3 inputs in the Monte Carlo valuation: expected price volatility for the Company and the MSCI US REIT Index of 20% and 13.6%, respectively, and a risk free rate of 0.9814%. The expense associated with the value of the 2015 OPP awards will be amortized ratably over the measurement period.

The unrecognized compensation expense associated with the Company's Performance-based Compensation Plans at December 31, 2017 was approximately $3.1 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s board of directors’ compensation for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2017	2016		2015
Restricted shares of common stock	$2,373	$2,157		$1,932
LTIP units	4,675	6,089	(1)	4,774
Performance-based Compensation Plans	2,147	1,137		523
Board of directors compensation (2)	352	346		349
Total non-cash compensation expense	$9,547	$9,729		$7,578

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the year ended December 31, 2016 associated with the severance cost of an executive officer as discussed Note 7.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2017, 2016 and 2015. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

At December 31, 2017 and 2016, the number of shares available for issuance under the 2011 Plan were 983,735 and 1,156,578, respectively. The number of shares available for issuance under the 2011 Plan do not include an allocation for the Performance-based Compensation Plans as the awards were not determinable as of December 31, 2017 and 2016. On January 1, 2018, the Company’s three year measurement period pursuant to the 2015 OPP concluded; refer to Note 14 for details.

9. Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Unvested restricted stock awards are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2017, 2016 and 2015, there were 237,896, 276,367 and 280,839, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted EPS using the treasury stock method if the impact is dilutive. Other potentially dilutive common shares from the Company's Performance-based Compensation Plans are considered when calculating diluted EPS.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
Earnings Per Share (in thousands, except share data)	2017	2016	2015
Numerator
Net income (loss)	$32,200	$35,588	$(29,345)
Less: preferred stock dividends	9,794	13,897	10,848
Less: amount allocated to participating securities	334	384	385
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	941	1,069	(1,962)
Net income (loss) attributable to common stockholders	$21,131	$20,238	$(38,616)
Denominator
Weighted average common shares outstanding — basic	89,537,714	70,637,185	66,307,972
Effect of dilutive securities(1)
Share-based compensation	465,845	215,363	—
Weighted average common shares outstanding — diluted	90,003,559	70,852,548	66,307,972
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.24	$0.29	$(0.58)
Net income (loss) per share attributable to common stockholders — diluted	$0.23	$0.29	$(0.58)

(1)
During the years ended December 31, 2017, 2016 and 2015, there were 237,896, 276,367, and 280,839, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the year ended December 31, 2015, there were no unvested shares of Performance-based Compensation Plans on a weighted average basis that were included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

10. Future Minimum Rents

The Company’s properties are leased to tenants under triple net, modified, and gross leases. Minimum contractual lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases in effect as of December 31, 2017 are approximately as follows.

Year	Future Minimum Rents (in thousands)
2018	$263,703
2019	$235,967
2020	$203,058
2021	$158,243
2022	$126,990
Thereafter	$442,259

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

On April 18, 2012, the Company entered into an agreement with affiliates of Columbus Nova Real Estate Acquisition Group, Inc. ("Columbus Nova") to source sale leaseback transactions for potential acquisitions by the Company. The agreement called for various fees to be paid to Columbus Nova for its services including acquisition fees, credit monitoring fees, and a one-time incentive fee if certain performance thresholds were met. The measurement period for the incentive fee ended on May 31, 2017. The incentive fee was settled in cash during the year ended December 31, 2017 and an incentive fee loss of approximately $0.7 million for the year ended December 31, 2017 is included in other expenses on the accompanying Consolidated Statements of Operations. As of December 31, 2016, the fair value of the incentive fee was zero. The estimated fair value as of December 31, 2016 was calculated using the discounted cash flow method under the income approach using the following Level 3 inputs: discount rates of 8.0% to 12.0% and exit capitalization rates of 7.0% to 12.0%.

The Company has letters of credit of approximately $5.9 million as of December 31, 2017 related to development projects and certain other agreements.

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of the fixed non-cancelable ground leases and operating leases, including any bargain renewal terms, under which the Company is the lessee as of December 31, 2017 are as follows. To the extent any tenant is responsible for those costs under its respective lease, those costs have been excluded from the table below.

Year	Future Minimum Rental Payments (1) (in thousands)
2018	$1,962
2019	$2,000
2020	$2,015
2021	$1,120
2022	$817
Thereafter	$31,488

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2017, 2016 and 2015 was approximately $0.3 million, $0.4 million and $0.2 million, respectively. The Company’s contribution is subject to a three year vesting schedule, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Related-Party Transactions

STAG Industrial Management, LLC ("Manager"), a wholly owned subsidiary of the Company, was performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that was an affiliate of the Company, that as of December 31, 2017 was legally dissolved. The Manager was paid an annual asset management fee based on the equity investment in the Fund II assets, which was 1.25% of the equity investment. In June 2013, Fund II and the Company amended the service agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. As of December 31, 2017, the Company no longer earned asset management fees. The Company recognized asset management fee income of approximately $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, the Company had a receivable in the amount of approximately $0 and $48,000, respectively, related to the asset management fee income included within prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

On January 5, 2018, the Company granted 76,659 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest in four equal installments on January 1 of each year beginning in 2019. The fair value of the restricted shares of common stock at the date of grant was $26.40 per share.

On January 5, 2018, the Company granted 21,552 LTIP units to non-employee, independent directors, and 116,064 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2019. The LTIP units granted to certain executive officers and senior employees will vest quarterly over four years, with the first vesting date being March 31, 2018. The fair value of the LTIP units at the date of grant was approximately $3.4 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 22.0%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 2.09%. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements.

On January 5, 2018, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 5, 2018 performance units grant is substantially the same as the January 6, 2017 performance units grant as discussed in Note 8, except that the measuring period commences on January 1, 2018 and ends on December 31, 2020. The fair value of the performance units at the date of grant was approximately $5.5 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 22.0%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 2.09%. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements.

On January 1, 2018, the Company’s three year measurement period pursuant to the 2015 OPP concluded. It was determined that the Company's TSR exceeded the threshold percentage and return hurdle and a pool of approximately $6.2 million was awarded to the participants. The compensation committee of the board of directors approved the issuance of 183,256 vested LTIP units and 53,722 vested shares of common stock (of which 15,183 shares of common stock were repurchased and retired) to the participants, which were issued on January 5, 2018.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2017	$188	$123	$—	$311
December 31, 2016	$106	$125	$(43)	$188
December 31, 2015	$104	$190	$(188)	$106

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Albion, IN	$—	$93	$67	$—	$93	$67	$160	$(27)	2006
Albion, IN	—	932	103	—	932	103	1,035	(271)	2006
Albion, IN	—	1,107	55	—	1,107	55	1,162	(322)	2006
Albion, IN	—	970	332	—	970	332	1,302	(282)	2006
Albion, IN	—	1,397	52	—	1,397	52	1,449	(407)	2006
Albion, IN	—	1,528	126	—	1,528	126	1,654	(445)	2006
Kendallville, IN	—	1,510	142	—	1,510	142	1,652	(440)	2006
Albion, IN	—	710	187	—	710	187	897	(207)	2006
Alexandria, MN	—	5,855	960	151	6,006	960	6,966	(1,077)	2008
Allentown, PA	—	7,336	1,962	783	8,119	1,962	10,081	(1,196)	2014
Arlington, TX	—	2,374	413	304	2,678	413	3,091	(664)	2007
Arlington, TX	—	6,151	1,246	913	7,064	1,246	8,310	(1,042)	2012
Avon, CT	—	2,750	336	483	3,233	336	3,569	(460)	2012
Avondale, AZ	—	13,163	1,674	—	13,163	1,674	14,837	(37)	2017
Batavia, IL	—	4,273	618	—	4,273	618	4,891	(110)	2017
Bedford Heights, OH	—	5,279	837	520	5,799	837	6,636	(190)	2017
Belfast, ME	—	10,331	1,883	487	10,818	1,883	12,701	(1,958)	2008
Belvidere, IL	—	4,083	442	255	4,338	442	4,780	(347)	2015
Belvidere, IL	—	16,914	2,341	—	16,914	2,341	19,255	(397)	2017
Belvidere, IL	—	3,956	733	36	3,992	733	4,725	(528)	2013
Belvidere, IL	—	3,436	1,310	—	3,436	1,310	4,746	(595)	2013
Belvidere, IL	—	3,517	538	114	3,631	538	4,169	(433)	2013
Belvidere, IL	—	6,899	670	—	6,899	670	7,569	(868)	2013
Belvidere, IL	—	4,299	668	—	4,299	668	4,967	(577)	2013
Belvidere, IL	—	3,711	866	159	3,870	866	4,736	(566)	2013
Belvidere, IL	—	2,808	586	22	2,830	586	3,416	(446)	2013
Belvidere, IL	—	8,303	1,542	591	8,894	1,542	10,436	(1,270)	2013
Belvidere, IL	—	71	216	—	71	216	287	(71)	2013
Belleville, MI	—	6,524	724	—	6,524	724	7,248	(96)	2017
Biddeford, ME	—	8,164	1,369	3,916	12,080	1,369	13,449	(827)	2016
Boardman, OH	—	3,473	282	834	4,307	282	4,589	(1,172)	2007
Brooklyn Park, MN	—	11,988	1,926	—	11,988	1,926	13,914	(427)	2016
Buena Vista, VA	—	2,500	534	635	3,135	534	3,669	(567)	2012
Buffalo, NY	—	2,924	146	—	2,924	146	3,070	(455)	2012
Burlington, NJ	—	42,652	5,135	79	42,731	5,135	47,866	(3,810)	2015
Burlington, NJ	—	19,577	4,030	1,238	20,815	4,030	24,845	(1,957)	2015
Calhoun, GA	—	2,764	388	—	2,764	388	3,152	(297)	2014
Camarillo, CA	—	10,785	7,242	237	11,022	7,242	18,264	(1,394)	2014
Camarillo, CA	—	19,857	7,989	25	19,882	7,989	27,871	(2,324)	2014
Cedar Hill, TX	—	11,971	4,066	—	11,971	4,066	16,037	(886)	2016
Charlotte, NC	—	8,768	3,535	3,306	12,074	3,535	15,609	(2,630)	2010
Charlotte, NC	—	2,443	805	4	2,447	805	3,252	(345)	2014
Charlotte, NC	—	3,554	386	287	3,841	386	4,227	(452)	2014
Charlotte, NC	—	3,961	515	—	3,961	515	4,476	(283)	2015
Charlotte, NC	—	4,445	678	—	4,445	678	5,123	(257)	2016
Chattanooga, TN	—	2,321	187	—	2,321	187	2,508	(265)	2015
Chattanooga, TN	—	4,730	380	13	4,743	380	5,123	(540)	2015
Chattanooga, TN	—	8,459	424	—	8,459	424	8,883	(1,100)	2015
Cheektowaga, NY	—	2,757	216	808	3,565	216	3,781	(713)	2008
Chesterfield, MI	—	1,169	207	62	1,231	207	1,438	(420)	2007
Chesterfield, MI	—	798	150	128	926	150	1,076	(232)	2007
Chesterfield, MI	—	802	151	224	1,026	151	1,177	(301)	2007
Chesterfield, MI	—	5,304	942	2,150	7,454	942	8,396	(2,054)	2007

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Chester, VA	—	3,402	775	—	3,402	775	4,177	(613)	2014
Chicopee, MA	—	5,867	504	77	5,944	504	6,448	(1,020)	2012
Chippewa Falls, WI	—	2,303	133	—	2,303	133	2,436	(416)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(96)	2011
Cincinnati, OH	—	2,395	119	895	3,290	119	3,409	(1,866)	2007
Cleveland, TN	—	3,161	554	84	3,245	554	3,799	(638)	2011
Clinton, PA	—	19,339	—	—	19,339	—	19,339	(382)	2017
Clinton, TN	—	3,302	403	78	3,380	403	3,783	(493)	2015
Columbus, OH	—	5,222	337	—	5,222	337	5,559	(76)	2017
Columbus, OH	—	3,123	489	167	3,290	489	3,779	(594)	2014
Columbia, SC	—	5,171	783	—	5,171	783	5,954	(367)	2016
West Columbia, SC	—	6,988	715	868	7,856	715	8,571	(1,006)	2013
Council Bluffs, IA	—	4,438	414	—	4,438	414	4,852	(38)	2017
Dallas, GA	—	1,712	475	—	1,712	475	2,187	(311)	2012
LaGrange, GA	—	3,175	240	331	3,506	240	3,746	(711)	2007
Danville, KY	—	11,772	965	3,699	15,471	965	16,436	(2,722)	2007
Daytona Beach, FL	—	875	1,237	1,711	2,586	1,237	3,823	(760)	2007
Dayton, OH	—	5,896	331	391	6,287	331	6,618	(598)	2015
Dayton, OH	—	23,725	2,465	—	23,725	2,465	26,190	(707)	2017
DeForest, WI	—	5,402	1,131	151	5,553	1,131	6,684	(262)	2016
DeKalb, IL	—	4,568	489	—	4,568	489	5,057	(669)	2013
De Pere, WI	—	6,144	525	—	6,144	525	6,669	(1,056)	2012
Duncan, SC	—	11,258	1,002	745	12,003	1,002	13,005	(2,070)	2012
Duncan, SC	—	6,739	709	81	6,820	709	7,529	(1,028)	2012
Durham, NC	—	2,700	753	31	2,731	753	3,484	(291)	2015
Earth City, MO	—	2,806	1,123	60	2,866	1,123	3,989	(176)	2016
Edgefield, SC	—	938	220	750	1,688	220	1,908	(325)	2012
Edwardsville, KS	—	13,224	1,360	—	13,224	1,360	14,584	(300)	2017
Elizabethtown, PA	—	5,357	1,000	152	5,509	1,000	6,509	(605)	2014
Elkhart, IN	—	210	25	143	353	25	378	(71)	2007
Elkhart, IN	—	3,519	422	571	4,090	422	4,512	(1,005)	2007
El Paso, TX	—	3,674	—	—	3,674	—	3,674	(17)	2017
El Paso, TX	—	10,398	—	—	10,398	—	10,398	(49)	2017
El Paso, TX	—	9,099	1,248	26	9,125	1,248	10,373	(1,048)	2014
El Paso, TX	—	7,905	1,124	—	7,905	1,124	9,029	(1,096)	2014
El Paso, TX	—	14,159	1,854	812	14,971	1,854	16,825	(1,685)	2014
El Paso, TX	—	9,897	1,581	99	9,996	1,581	11,577	(1,102)	2014
El Paso, TX	—	5,893	1,136	—	5,893	1,136	7,029	(554)	2015
El Paso, TX	—	3,096	—	1,088	4,184	—	4,184	(721)	2012
Erlanger, KY	—	3,826	635	6	3,832	635	4,467	(291)	2016
East Troy, WI	—	4,962	304	—	4,962	304	5,266	(530)	2014
East Windsor, CT	—	5,711	400	72	5,783	400	6,183	(284)	2016
East Windsor, CT	—	4,713	348	614	5,327	348	5,675	(1,264)	2012
Fairborn, OH	—	5,650	867	—	5,650	867	6,517	(779)	2015
Fairfield, OH	—	2,842	948	17	2,859	948	3,807	(298)	2016
Farmington, NY	—	5,342	410	20	5,362	410	5,772	(1,447)	2007
Forest Park, GA	—	9,527	1,733	744	10,271	1,733	12,004	(590)	2016
Forest Park, GA	—	8,189	1,715	127	8,316	1,715	10,031	(431)	2016
Fort Wayne, IN	—	3,142	112	—	3,142	112	3,254	(359)	2014
Fort Worth, TX	—	2,965	389	752	3,717	389	4,106	(700)	2011
Gaffney, SC	—	4,712	1,233	85	4,797	1,233	6,030	(173)	2017
Gahanna, OH	—	4,191	1,265	1,258	5,449	1,265	6,714	(1,290)	2011
Gardiner, ME	—	8,983	948	—	8,983	948	9,931	(565)	2016
Garland, TX	—	5,425	1,344	294	5,719	1,344	7,063	(889)	2014
Garland, TX	—	6,058	1,542	586	6,644	1,542	8,186	(577)	2015
Germantown, WI	—	6,035	1,186	—	6,035	1,186	7,221	(964)	2014
Gloversville, NY	(714)	1,299	117	—	1,299	117	1,416	(208)	2012
Gloversville, NY	(1,154)	2,603	151	—	2,603	151	2,754	(420)	2012
Gloversville, NY	(824)	1,486	154	36	1,522	154	1,676	(238)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Golden, CO	—	6,164	742	261	6,425	742	7,167	(844)	2013
Goshen, IN	—	6,509	1,442	1,768	8,277	1,442	9,719	(1,446)	2010
Grand Junction, CO	—	4,002	314	—	4,002	314	4,316	(334)	2015
Grand Rapids, MI	—	7,532	169	34	7,566	169	7,735	(739)	2015
Graniteville, SC	—	8,389	1,629	—	8,389	1,629	10,018	(685)	2016
Greenwood, SC	(1,484)	1,848	166	—	1,848	166	2,014	(285)	2012
Greenwood, SC	(1,264)	1,232	169	290	1,522	169	1,691	(241)	2012
Fountain Inn, SC	—	13,511	1,878	—	13,511	1,878	15,389	(85)	2017
Greenville, SC	—	3,379	309	35	3,414	309	3,723	(342)	2015
Greer, SC	—	1,434	129	303	1,737	129	1,866	(148)	2015
Greer, SC	—	1,748	128	64	1,812	128	1,940	(162)	2015
Greer, SC	—	460	153	25	485	153	638	(43)	2015
Greer, SC	—	3,016	306	99	3,115	306	3,421	(305)	2015
Fountain Inn, SC	—	4,438	719	95	4,533	719	5,252	(458)	2016
Groveport, OH	—	10,920	642	84	11,004	642	11,646	(149)	2017
Grove City, OH	—	3,974	730	—	3,974	730	4,704	(300)	2016
Gurnee, IL	—	11,380	1,716	211	11,591	1,716	13,307	(1,241)	2014
Gurnee, IL	—	4,902	1,337	954	5,856	1,337	7,193	(1,109)	2012
Hampstead, MD	—	34,969	780	—	34,969	780	35,749	(4,607)	2013
Harrisonburg, VA	—	11,179	1,455	144	11,323	1,455	12,778	(1,603)	2012
Hartland, WI	—	4,634	1,526	—	4,634	1,526	6,160	(249)	2016
Harvard, IL	—	2,980	1,157	—	2,980	1,157	4,137	(778)	2013
Hazelwood, MO	—	5,815	1,382	1,391	7,206	1,382	8,588	(1,594)	2011
Hebron, KY	—	4,601	370	—	4,601	370	4,971	(607)	2014
Hilliard, OH	—	7,412	550	8	7,420	550	7,970	(52)	2017
Holland, MI	(3,067)	3,475	279	60	3,535	279	3,814	(715)	2012
Houston, TX	—	7,790	2,255	9	7,799	2,255	10,054	(1,123)	2013
Houston, TX	—	4,906	1,428	17	4,923	1,428	6,351	(817)	2014
Houston, TX	—	5,019	565	780	5,799	565	6,364	(1,009)	2014
Houston, TX	—	8,448	2,546	158	8,606	2,546	11,152	(374)	2016
Houston, TX	—	5,037	1,502	—	5,037	1,502	6,539	(219)	2017
Houston, TX	—	5,564	953	—	5,564	953	6,517	(197)	2017
Houston, TX	—	7,052	927	—	7,052	927	7,979	(152)	2017
Huntersville, NC	—	3,123	1,061	109	3,232	1,061	4,293	(483)	2012
Idaho Falls, ID	—	2,735	356	—	2,735	356	3,091	(450)	2013
Independence, VA	(1,379)	2,212	226	110	2,322	226	2,548	(524)	2012
Itasca, IL	—	12,216	2,428	5	12,221	2,428	14,649	(668)	2016
Jackson, TN	—	2,374	230	337	2,711	230	2,941	(473)	2012
Jacksonville, FL	—	3,438	451	410	3,848	451	4,299	(164)	2017
Jacksonville, FL	—	7,867	650	161	8,028	650	8,678	(328)	2017
Jacksonville, FL	—	8,195	674	1,557	9,752	674	10,426	(399)	2017
Jacksonville, FL	—	7,266	596	1,016	8,282	596	8,878	(327)	2017
Janesville, WI	—	17,477	828	530	18,007	828	18,835	(2,758)	2013
Jefferson City, TN	—	8,494	1,350	—	8,494	1,350	9,844	(1,893)	2014
Johnstown, NY	(714)	1,304	178	—	1,304	178	1,482	(227)	2012
Johnstown, NY	(1,044)	1,592	216	—	1,592	216	1,808	(228)	2012
Johnstown, NY	(852)	978	151	—	978	151	1,129	(206)	2012
Johnstown, NY	(1,594)	1,467	140	—	1,467	140	1,607	(257)	2012
Kansas City, MO	—	5,539	703	92	5,631	703	6,334	(730)	2012
Kenosha, WI	—	3,991	797	—	3,991	797	4,788	(253)	2016
Kentwood, MI	—	2,478	407	—	2,478	407	2,885	(377)	2013
Knoxville, TN	—	3,201	447	—	3,201	447	3,648	(421)	2015
Lafayette, IN	(1,182)	2,205	295	79	2,284	295	2,579	(328)	2012
Lafayette, IN	(2,006)	3,405	410	123	3,528	410	3,938	(487)	2012
Lafayette, IN	(4,122)	8,135	906	261	8,396	906	9,302	(1,428)	2012
Lancaster, PA	—	5,480	1,520	—	5,480	1,520	7,000	(1,014)	2015
Langhorne, PA	—	3,868	1,370	36	3,904	1,370	5,274	(294)	2016
Langhorne, PA	—	3,105	1,308	33	3,138	1,308	4,446	(287)	2016
Langhorne, PA	—	6,372	1,884	1	6,373	1,884	8,257	(305)	2016

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Lansing, MI	—	8,164	501	—	8,164	501	8,665	(1,592)	2011
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(681)	2012
Lansing, MI	(5,496)	7,162	429	—	7,162	429	7,591	(1,149)	2012
Lansing, MI	—	5,209	907	—	5,209	907	6,116	(809)	2013
Laredo, TX	—	10,195	1,535	—	10,195	1,535	11,730	(238)	2017
Las Vegas, NV	—	3,259	770	—	3,259	770	4,029	(40)	2017
Laurens, SC	—	4,254	151	—	4,254	151	4,405	(349)	2015
Lebanon, PA	—	5,235	1,380	—	5,235	1,380	6,615	(509)	2017
Lenexa, KS	—	7,610	2,368	—	7,610	2,368	9,978	(1,340)	2014
Lewiston, ME	—	5,515	173	1,525	7,040	173	7,213	(2,067)	2007
Lexington, NC	—	3,968	232	688	4,656	232	4,888	(851)	2008
Libertyville, IL	—	6,455	421	80	6,535	421	6,956	(649)	2015
Libertyville, IL	—	770	143	9	779	143	922	(264)	2015
Londonderry, NH	—	6,683	730	—	6,683	730	7,413	(967)	2013
Longmont, CO	—	9,647	1,529	581	10,228	1,529	11,757	(1,243)	2014
Loudon, TN	—	3,751	170	—	3,751	170	3,921	(348)	2015
Louisville, KY	—	3,875	386	520	4,395	386	4,781	(982)	2011
Louisville, KY	—	6,182	616	632	6,814	616	7,430	(1,512)	2011
Macedonia, OH	—	8,195	1,690	44	8,239	1,690	9,929	(813)	2015
Machesney Park, IL	—	3,742	300	—	3,742	300	4,042	(426)	2015
Madison, WI	—	6,365	609	—	6,365	609	6,974	(21)	2017
Madison, WI	—	4,518	444	—	4,518	444	4,962	(14)	2017
Madison, TN	—	5,758	1,655	1,786	7,544	1,655	9,199	(1,319)	2010
Malden, MA	—	2,817	366	—	2,817	366	3,183	(764)	2007
Malden, MA	—	3,961	507	—	3,961	507	4,468	(1,073)	2007
Maple Grove, MN	—	6,634	969	—	6,634	969	7,603	(161)	2017
Marion, IA	—	2,257	691	49	2,306	691	2,997	(428)	2013
Marion, IN	(2,803)	2,934	243	718	3,652	243	3,895	(521)	2012
Marshall, MI	—	1,051	199	—	1,051	199	1,250	(207)	2013
Mascot, TN	—	3,228	284	—	3,228	284	3,512	(373)	2016
Mascot, TN	—	3,452	385	65	3,517	385	3,902	(664)	2013
Salem, OH	—	7,674	858	252	7,926	858	8,784	(1,986)	2006
Mason, OH	—	4,731	673	—	4,731	673	5,404	(680)	2014
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(1,275)	2007
Mebane, NC	—	4,570	481	457	5,027	481	5,508	(750)	2012
Mebane, NC	—	4,148	443	—	4,148	443	4,591	(675)	2012
Mebane, NC	—	4,999	358	9	5,008	358	5,366	(717)	2013
Mechanicsburg, PA	—	5,143	1,482	770	5,913	1,482	7,395	(933)	2014
Mechanicsburg, PA	—	7,144	1,800	—	7,144	1,800	8,944	(935)	2014
New Kingston, PA	—	8,687	2,041	—	8,687	2,041	10,728	(1,121)	2014
Mechanicsburg, PA	—	8,008	1,452	—	8,008	1,452	9,460	(1,027)	2014
Milford, CT	—	10,040	1,264	300	10,340	1,264	11,604	(378)	2017
Montgomery, AL	—	7,523	418	1,329	8,852	418	9,270	(326)	2016
Montgomery, IL	—	12,485	2,190	1,934	14,419	2,190	16,609	(2,047)	2012
Mooresville, NC	—	18,010	4,195	—	18,010	4,195	22,205	(196)	2017
Mooresville, NC	—	7,411	701	216	7,627	701	8,328	(1,541)	2011
Mountain Home, NC	—	2,472	523	—	2,472	523	2,995	(325)	2014
Murfreesboro, TN	—	2,863	722	9	2,872	722	3,594	(487)	2014
Nashua, NH	—	8,682	1,431	—	8,682	1,431	10,113	(1,266)	2014
Nashville, TN	—	3,601	547	—	3,601	547	4,148	(503)	2013
Newark, DE	—	1,478	197	392	1,870	197	2,067	(539)	2007
Newark, DE	—	1,891	232	205	2,096	232	2,328	(671)	2007
New Berlin, WI	—	6,500	1,068	141	6,641	1,068	7,709	(1,093)	2013
New Castle, DE	—	17,767	2,616	—	17,767	2,616	20,383	(1,151)	2016
New Hope, MN	—	1,970	1,919	—	1,970	1,919	3,889	(448)	2013
Lopatcong, NJ	—	9,822	1,554	1,599	11,421	1,554	12,975	(736)	2010
Newton, NC	—	7,568	732	1,283	8,851	732	9,583	(718)	2010
North Haven, CT	—	39,911	4,086	1,387	41,298	4,086	45,384	(4,893)	2015
North Jackson, OH	—	4,427	1,528	—	4,427	1,528	5,955	(617)	2013

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
North Jackson, OH	—	7,681	486	—	7,681	486	8,167	(835)	2011
Norcorss, GA	—	2,586	1,589	—	2,586	1,589	4,175	(331)	2016
Norton, MA	—	6,740	2,839	—	6,740	2,839	9,579	(1,412)	2011
Novi, MI	(2,693)	3,879	252	13	3,892	252	4,144	(761)	2012
Novi, MI	—	6,035	626	—	6,035	626	6,661	(516)	2015
Oakwood Village, OH	—	3,091	343	—	3,091	343	3,434	(399)	2015
Ocala, FL	—	13,296	731	952	14,248	731	14,979	(1,810)	2013
O'Fallon, MO	—	3,632	1,233	—	3,632	1,233	4,865	(69)	2017
O'Fallon, MO	—	2,676	1,242	266	2,942	1,242	4,184	(587)	2010
O'Hara, PA	(15,443)	18,875	1,435	7,468	26,343	1,435	27,778	(3,936)	2012
Oklahoma City, OK	—	2,211	746	5	2,216	746	2,962	(159)	2016
Oklahoma City, OK	—	9,199	1,614	1,373	10,572	1,614	12,186	(827)	2015
Olathe, KS	—	20,763	2,431	156	20,919	2,431	23,350	(987)	2016
Orlando, FL	—	4,839	1,339	—	4,839	1,339	6,178	(768)	2013
Orlando, FL	—	1,996	721	—	1,996	721	2,717	(356)	2012
Pedricktown, NJ	—	10,696	2,414	—	10,696	2,414	13,110	(263)	2017
Pensacola, FL	—	2,989	145	343	3,332	145	3,477	(1,293)	2007
Phenix City, AL	(1,539)	1,493	276	252	1,745	276	2,021	(306)	2012
Phoenix, AZ	—	5,770	1,653	—	5,770	1,653	7,423	(554)	2015
Piedmont, SC	—	4,152	231	86	4,238	231	4,469	(372)	2015
Piedmont, SC	—	2,127	158	—	2,127	158	2,285	(196)	2015
Piedmont, SC	—	2,302	204	—	2,302	204	2,506	(333)	2015
Pineville, NC	—	1,380	392	—	1,380	392	1,772	(277)	2012
Pittston, PA	—	19,959	677	—	19,959	677	20,636	(283)	2017
Plymouth, MI	—	4,670	365	—	4,670	365	5,035	(533)	2015
Pocatello, ID	—	3,472	399	363	3,835	399	4,234	(1,147)	2007
Portage, IN	—	5,416	—	—	5,416	—	5,416	(758)	2012
Portland, TN	—	8,353	1,662	66	8,419	1,662	10,081	(1,678)	2012
Portland, ME	—	3,727	891	10	3,737	891	4,628	(611)	2012
Rapid City, SD	—	10,662	2,071	1,020	11,682	2,071	13,753	(3,858)	2007
Reading, PA	—	5,401	1,708	67	5,468	1,708	7,176	(442)	2016
Muhlenberg TWP, PA	—	13,866	843	232	14,098	843	14,941	(2,181)	2012
Redford, MI	—	6,114	728	368	6,482	728	7,210	(359)	2017
Reno, NV	—	3,461	1,372	—	3,461	1,372	4,833	(511)	2014
Rock Hill, SC	(3,906)	6,297	1,411	351	6,648	1,411	8,059	(456)	2016
Rock Hill, SC	—	4,512	1,095	—	4,512	1,095	5,607	(151)	2017
Rockwall, TX	—	16,066	2,683	—	16,066	2,683	18,749	(363)	2017
Rogers, MN	—	11,787	1,671	238	12,025	1,671	13,696	(3,198)	2011
Rogers, AR	—	8,280	1,072	287	8,567	1,072	9,639	(1,665)	2011
Romulus, MI	—	15,043	1,080	—	15,043	1,080	16,123	(372)	2017
Rural Hall, NC	—	5,664	439	366	6,030	439	6,469	(1,250)	2008
Salem, OR	—	3,150	599	640	3,790	599	4,389	(716)	2010
Salem, OR	—	1,452	266	433	1,885	266	2,151	(404)	2010
Salisbury, NC	—	5,284	1,535	28	5,312	1,535	6,847	(288)	2017
San Antonio, TX	—	10,395	1,568	35	10,430	1,568	11,998	(428)	2016
Sauk Village, IL	—	5,405	877	105	5,510	877	6,387	(787)	2013
Savage, MN	—	3,996	3,194	546	4,542	3,194	7,736	(943)	2014
Savannah, GA	—	13,219	439	—	13,219	439	13,658	(1,626)	2014
San Diego, CA	—	15,016	2,290	22	15,038	2,290	17,328	(389)	2017
South Easton, MA	—	5,880	403	—	5,880	403	6,283	(17)	2017
Sergeant Bluff, IA	—	6,188	247	450	6,638	247	6,885	(3,800)	2007
Seville, OH	—	4,536	766	171	4,707	766	5,473	(1,074)	2007
Shannon, GA	—	12,969	393	—	12,969	393	13,362	(1,513)	2013
South Holland, IL	—	3,900	714	—	3,900	714	4,614	(765)	2013
Shreveport, LA	—	6,265	1,804	145	6,410	1,804	8,214	(834)	2015
Simpsonville, SC	—	2,960	957	848	3,808	957	4,765	(549)	2012
Simpsonville, SC	—	3,418	470	938	4,356	470	4,826	(576)	2012
Smithfield, NC	—	10,657	613	12	10,669	613	11,282	(857)	2011
Smyrna, GA	—	3,286	264	—	3,286	264	3,550	(603)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
South Bend, IN	—	4,834	411	—	4,834	411	5,245	(804)	2012
Franklin Township, NJ	—	8,322	2,272	—	8,322	2,272	10,594	(446)	2017
Sparks, NV	—	6,328	938	934	7,262	938	8,200	(327)	2017
Spartanburg, SC	—	15,100	1,867	166	15,266	1,867	17,133	(862)	2016
Spartanburg, SC	—	3,694	342	—	3,694	342	4,036	(547)	2014
Spartanburg, SC	—	5,797	493	432	6,229	493	6,722	(963)	2012
Stafford, TX	—	6,570	339	—	6,570	339	6,909	(19)	2017
Statham, GA	—	6,130	588	1,151	7,281	588	7,869	(965)	2012
Sterling Heights, MI	(1,484)	4,191	513	415	4,606	513	5,119	(683)	2012
Stone Mountain, GA	—	2,738	612	645	3,383	612	3,995	(63)	2017
Stoughton, MA	—	2,613	2,256	824	3,437	2,256	5,693	(904)	2015
Stoughton, MA	—	1,216	538	—	1,216	538	1,754	(268)	2015
Streetsboro, OH	—	5,481	2,161	214	5,695	2,161	7,856	(1,473)	2010
Strongsville, OH	—	5,853	491	94	5,947	491	6,438	(761)	2014
Sun Prairie, WI	—	5,809	2,360	2,377	8,186	2,360	10,546	(1,454)	2008
Swedesboro, NJ	—	5,129	1,212	—	5,129	1,212	6,341	(74)	2017
Toledo, OH	—	6,831	213	—	6,831	213	7,044	(1,215)	2012
Burlington, NJ	—	—	3,267	248	248	3,267	3,515	—	2015
Libertyville, IL	—	—	369	2	2	369	371	—	2015
Libertyville, IL	—	—	397	2	2	397	399	—	2015
Tulsa, OK	—	8,242	966	—	8,242	966	9,208	(691)	2015
Twinsburg, OH	—	8,027	590	—	8,027	590	8,617	(1,793)	2007
Visalia, CA	—	21,839	4,346	—	21,839	4,346	26,185	(1,616)	2016
Vonore, TN	—	8,243	2,355	85	8,328	2,355	10,683	(1,771)	2011
Waco, TX	—	1,394	—	619	2,013	—	2,013	(299)	2008
West Allis, WI	—	1,905	462	371	2,276	462	2,738	(191)	2015
West Allis, WI	—	1,860	444	24	1,884	444	2,328	(170)	2015
West Allis, WI	—	929	252	176	1,105	252	1,357	(97)	2015
West Allis, WI	—	1,039	251	—	1,039	251	1,290	(97)	2015
Walker, MI	—	4,872	855	136	5,008	855	5,863	(1,097)	2010
Wallingford, CT	—	6,111	585	—	6,111	585	6,696	(149)	2017
Walton, KY	—	6,244	2,105	—	6,244	2,105	8,349	(191)	2017
Ware Shoals, SC	(244)	197	133	—	197	133	330	(35)	2012
Warren, MI	—	6,111	502	10	6,121	502	6,623	(247)	2017
Warren, MI	—	16,035	1,290	—	16,035	1,290	17,325	(813)	2016
Waukegan, IL	—	5,140	1,004	—	5,140	1,004	6,144	(166)	2017
Waukegan, IL	—	5,547	914	—	5,547	914	6,461	(80)	2017
West Chester, OH	—	8,868	936	—	8,868	936	9,804	(356)	2016
West Chicago, IL	—	2,036	768	772	2,808	768	3,576	(119)	2016
West Chicago, IL	—	674	382	286	960	382	1,342	(71)	2016
West Chicago, IL	—	768	450	272	1,040	450	1,490	(71)	2016
West Chicago, IL	—	895	369	269	1,164	369	1,533	(84)	2016
West Chicago, IL	—	904	216	276	1,180	216	1,396	(57)	2016
West Chicago, IL	—	6,247	915	969	7,216	915	8,131	(546)	2016
West Columbia, SC	—	9,570	488	—	9,570	488	10,058	(380)	2016
West Columbia, SC	—	9,151	240	7	9,158	240	9,398	(47)	2017
West Columbia, SC	—	4,646	551	2,301	6,947	551	7,498	(286)	2016
Westborough, MA	—	5,808	661	—	5,808	661	6,469	(271)	2016
Hamilton, OH	—	8,585	1,046	598	9,183	1,046	10,229	(1,661)	2014
Wichita, KS	(1,484)	1,815	88	11	1,826	88	1,914	(263)	2012
Wichita, KS	(1,621)	1,839	107	131	1,970	107	2,077	(323)	2012
Wichita, KS	(742)	833	76	181	1,014	76	1,090	(168)	2012
Williamsport, PA	—	9,059	688	—	9,059	688	9,747	(1,404)	2013
Winston-Salem, NC	—	11,054	610	16	11,070	610	11,680	(1,387)	2014
Wood Dale, IL	—	5,042	1,226	—	5,042	1,226	6,268	(205)	2016
Woodstock, IL	—	3,796	496	—	3,796	496	4,292	(645)	2012
York, PA	—	14,538	2,152	96	14,634	2,152	16,786	(195)	2017
Yorkville, WI	—	4,893	416	—	4,893	416	5,309	(454)	2014

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2017
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Bardstown, KY	—	2,398	379	—	2,398	379	2,777	(680)	2007
Total	$(58,855)	$2,099,229	$325,773	$99,110	$2,198,339	$325,773	$2,524,112	$(251,943)

(1)	Balance excludes the unamortized balance of fair market value premiums of approximately $0.1 million and unamortized deferred financing fees and debt issuance costs of approximately 0.6 million.

(2)	The initial costs of building and improvements is the acquisition costs less asset impairment write-downs and disposals of building and tenant improvements.

(3)	Depreciation expense is computed using the straight-line method based on the following lives:

Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2017, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.2 billion.

	Year ended December 31,
	2017	2016	2015
Real Estate:
Balance at beginning of period	$2,009,716	$1,711,612	$1,415,965
Additions during period
Other acquisitions	514,725	381,131	330,504
Improvements, etc.	53,099	33,133	16,851
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(48,674)	(97,342)	(21,443)
Write-off of tenant improvements	(2,166)	(2,585)	(1,205)
Asset impairments and involuntary conversion	(2,588)	(16,233)	(29,060)
Balance at the end of the period including assets held for sale	$2,524,112	$2,009,716	$1,711,612
Assets held for sale	(20,731)	—	—
Balance at the end of the period excluding assets held for sale	2,503,381	2,009,716	1,711,612
Accumulated Depreciation:
Balance at beginning of period	$187,413	$147,917	$105,435
Additions during period
Depreciation and amortization expense	75,314	57,391	48,186
Other additions	—	—	—
Deductions during period
Disposals	(10,784)	(17,895)	(5,704)
Balance at the end of the period including assets held for sale	$251,943	$187,413	$147,917
Assets held for sale	(2,886)	—	—
Balance at the end of the period excluding assets held for sale	$249,057	$187,413	$147,917