Form 10-Q
period 2018-03-31
STAG Industrial, Inc.
filed 2018-05-01
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock ($0.01 par value)	97,233,361
6.625% Series B Cumulative Redeemable Preferred Stock ($0.01 par value)	2,800,000
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Rental Property:
Land	$324,734	$321,560
Buildings and improvements, net of accumulated depreciation of $266,158 and $249,057, respectively	1,958,432	1,932,764
Deferred leasing intangibles, net of accumulated amortization of $215,597 and $280,642, respectively	305,188	313,253
Total rental property, net	2,588,354	2,567,577
Cash and cash equivalents	10,455	24,562
Restricted cash	7,259	3,567
Tenant accounts receivable, net	34,013	33,602
Prepaid expenses and other assets	29,776	25,364
Interest rate swaps	12,577	6,079
Assets held for sale, net	13,498	19,916
Total assets	$2,695,932	$2,680,667
Liabilities and Equity
Liabilities:
Unsecured credit facility	$218,000	$271,000
Unsecured term loans, net	521,506	446,265
Unsecured notes, net	398,226	398,234
Mortgage notes, net	57,851	58,282
Accounts payable, accrued expenses and other liabilities	38,294	43,216
Interest rate swaps	—	1,217
Tenant prepaid rent and security deposits	21,876	19,045
Dividends and distributions payable	14,460	11,880
Deferred leasing intangibles, net of accumulated amortization of $11,321 and $13,555, respectively	20,720	21,221
Total liabilities	1,290,933	1,270,360
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2018 and December 31, 2017	70,000	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2018 and December 31, 2017	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 97,229,588 and 97,012,543 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	972	970
Additional paid-in capital	1,724,627	1,725,825
Common stock dividends in excess of earnings	(530,257)	(516,691)
Accumulated other comprehensive income	11,581	3,936
Total stockholders’ equity	1,351,923	1,359,040
Noncontrolling interest	53,076	51,267
Total equity	1,404,999	1,410,307
Total liabilities and equity	$2,695,932	$2,680,667
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue
Rental income	$69,928	$59,222
Tenant recoveries	13,199	10,185
Other income	156	73
Total revenue	83,283	69,480
Expenses
Property	17,499	13,276
General and administrative	8,748	8,771
Property acquisition costs	—	740
Depreciation and amortization	39,965	35,953
Loss on impairments	2,934	—
Loss on involuntary conversion	—	330
Other expenses	291	194
Total expenses	69,437	59,264
Other income (expense)
Interest expense	(11,386)	(10,472)
Gain on the sales of rental property, net	22,689	325
Total other income (expense)	11,303	(10,147)
Net income	$25,149	$69
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	954	(103)
Net income attributable to STAG Industrial, Inc.	$24,195	$172
Less: preferred stock dividends	2,448	2,448
Less: amount allocated to participating securities	71	83
Net income (loss) attributable to common stockholders	$21,676	$(2,359)
Weighted average common shares outstanding — basic	97,021	81,808
Weighted average common shares outstanding — diluted	97,323	81,808
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.22	$(0.03)
Net income (loss) per share attributable to common stockholders — diluted	$0.22	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2018	2017
Net income	$25,149	$69
Other comprehensive income:
Income on interest rate swaps	7,723	1,212
Other comprehensive income	7,723	1,212
Comprehensive income	32,872	1,281
(Income) loss attributable to noncontrolling interest after preferred stock dividends	(954)	103
Other comprehensive income attributable to noncontrolling interest	(325)	(52)
Comprehensive income attributable to STAG Industrial, Inc.	$31,593	$1,332
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Common Stock Dividends in excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	—	—	(258)	247	(11)	11	—
Offering costs	—	—	—	(107)	—	—	(107)	—	(107)
Dividends and distributions, net	(2,448)	—	—	—	(34,518)	—	(36,966)	(1,813)	(38,779)
Non-cash compensation activity, net	—	71,373	1	(855)	(537)	—	(1,391)	2,097	706
Redemption of common units to common stock	—	145,672	1	1,823	—	—	1,824	(1,824)	—
Rebalancing of noncontrolling interest	—	—	—	(2,059)	—	—	(2,059)	2,059	—
Other comprehensive income	—	—	—	—	—	7,398	7,398	325	7,723
Net income	2,448	—	—	—	21,747	—	24,195	954	25,149
Balance, March 31, 2018	$145,000	97,229,588	$972	$1,724,627	$(530,257)	$11,581	$1,351,923	$53,076	$1,404,999
Three months ended March 31, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	2,843,907	28	68,515	—	—	68,543	—	68,543
Offering costs	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Dividends and distributions, net	(2,448)	—	—	—	(28,881)	—	(31,329)	(1,814)	(33,143)
Non-cash compensation activity, net	—	37,353	—	454	(194)	—	260	1,171	1,431
Redemption of common units to common stock	—	145,029	1	1,592	—	—	1,593	(1,593)	—
Rebalancing of noncontrolling interest	—	—	—	(2,248)	—	—	(2,248)	2,248	—
Other comprehensive income	—	—	—	—	—	1,160	1,160	52	1,212
Net income	2,448	—	—	—	(2,276)	—	172	(103)	69
Balance, March 31, 2017	$145,000	83,378,593	$833	$1,360,951	$(442,329)	$(336)	$1,064,119	$39,851	$1,103,970
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$25,149	$69
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,965	35,953
Loss on impairments	2,934	—
Loss on involuntary conversion	—	330
Non-cash portion of interest expense	534	345
Intangible amortization in rental income, net	1,207	1,296
Straight-line rent adjustments, net	(2,781)	(967)
Dividends on forfeited equity compensation	7	1
Gain on the sales of rental property, net	(22,689)	(325)
Non-cash compensation expense	2,220	2,387
Change in assets and liabilities:
Tenant accounts receivable, net	848	157
Prepaid expenses and other assets	(5,531)	(5,723)
Accounts payable, accrued expenses and other liabilities	(2,720)	(4,457)
Tenant prepaid rent and security deposits	2,831	2,342
Total adjustments	16,825	31,339
Net cash provided by operating activities	41,974	31,408
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(67,077)	(84,689)
Additions of land and building and improvements	(6,317)	(6,015)
Proceeds from sales of rental property, net	49,631	3,919
Proceeds from insurance on involuntary conversion	—	439
Acquisition deposits, net	(605)	(645)
Acquisitions of deferred leasing intangibles	(11,744)	(15,098)
Net cash used in investing activities	(36,112)	(102,089)
Cash flows from financing activities:
Proceeds from unsecured credit facility	110,000	141,000
Repayment of unsecured credit facility	(163,000)	(98,000)
Proceeds from unsecured term loans	75,000	—
Repayment of mortgage notes	(462)	(12,167)
Payment of loan fees and costs	(3)	(35)
Dividends and distributions	(36,200)	(32,723)
Proceeds from sales of common stock	—	68,543
Repurchase and retirement of share-based compensation	(1,524)	(969)
Offering costs	(88)	(971)
Net cash provided by (used in) financing activities	(16,277)	64,678
Decrease in cash and cash equivalents and restricted cash	(10,415)	(6,003)
Cash and cash equivalents and restricted cash—beginning of period	28,129	21,805
Cash and cash equivalents and restricted cash—end of period	$17,714	$15,802
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$11,057	$10,568
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$—	$(503)
Partial disposal of building due to involuntary conversion of building	$—	$221
Investing other receivables due to involuntary conversion of building	$—	$(221)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$1,908	$1,385
Additions to building and other capital improvements from non-cash compensation	$(4)	$(7)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(90)	$(67)
Dividends and distributions accrued	$14,460	$10,149
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2018 and December 31, 2017, the Company owned a 95.8% and 95.9%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2018, the Company owned 360 buildings in 37 states with approximately 70.8 million rentable square feet, consisting of 291 warehouse/distribution buildings, 55 light manufacturing buildings, and 14 flex/office buildings. The Company’s buildings were approximately 94.7% leased to 312 tenants as of March 31, 2018.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as “Noncontrolling Common Units.” These Noncontrolling Common Units are held by other limited partners in the form of common units (“Other Common Units”) and long term incentive plan units (“LTIP units”) issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Plan”). All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis for all periods presented.

Reclassifications and New Accounting Standards

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted, and the Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this standard resulted in a cumulative effect adjustment of approximately $0.3 million recorded as an increase to common stock dividends in excess of earnings and an increase to accumulated other comprehensive income as of January 1, 2018 in the accompanying Consolidated Statements of Equity.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, and the Company adopted this standard prospectively effective January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard was issued as part of the new revenue standard (ASU 2014-09, as discussed below), and defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. As a result of the new guidance, the guidance specific to real estate sales in Subtopic 360-20 was eliminated, and sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This standard is effective at the same time an entity adopts ASU 2014-09, which the Company adopted effective January 1, 2018. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, and the Company adopted this standard prospectively effective January 1, 2018. As a result, it is expected that the majority of the Company's acquisitions will be accounted for as asset acquisitions, whereas under the former guidance the majority of the Company's acquisitions had been accounted for as business combinations. The most significant difference between the two accounting models that impacts the Company's consolidated financial statements is that in an asset acquisition, property acquisition costs are generally a component of the consideration transferred to acquire a group of assets and are capitalized as a component of the cost of the assets, whereas in a business combination, property acquisition costs are expensed and not included as part of the consideration transferred.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and the Company adopted this standard effective January 1, 2018. As a result, the Company has included restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts on the accompanying Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior periods presented. For the three months ended March 31, 2017, the effect of the change in accounting principle was an increase in cash provided by operating activities of approximately $0.3 million and an increase in cash used in investing activities of approximately $1.1 million on the accompanying Consolidated Statements of Cash Flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years, and the Company adopted this standard prospectively effective January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of the Company's revenues, are specifically excluded from the model's scope, certain of the Company's revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed below) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern may be different. The Company is in the process of evaluating the significance of the difference in the recognition pattern that would result from this change upon the adoption of ASU 2016-02 on January 1, 2019. Additionally, the new revenue guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

New Accounting Standards Issued but not yet Adopted

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

Restricted Cash

Restricted cash may include tenant security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage note agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of March 31,
	2018	2017
Cash and cash equivalents	$10,455	$7,082
Restricted cash	7,259	8,720
Total cash and cash equivalents and restricted cash	$17,714	$15,802

Tenant Accounts Receivable, net

As of March 31, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.1 million, respectively.

As of March 31, 2018 and December 31, 2017, the Company had accrued rental income, net of allowance of approximately $25.9 million and $24.7 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had an allowance on accrued rental income of $0.1 million and $0.2 million, respectively.

As of March 31, 2018 and December 31, 2017, the Company had approximately $12.7 million and $12.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company had approximately $7.7 million and $7.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2018 and December 31, 2017, the Company's total liability associated with these lease security deposits was approximately $8.4 million and $8.1 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Related Parties

As of March 31, 2018 and December 31, 2017, the Company had approximately $4,000 and $0, respectively, of amounts due from related parties, which are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $3.1 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

Approximately $0.1 million and $39,000 of termination fee income related to the Buena Vista, VA property, the tenant at which exercised its early lease termination option on March 27, 2017, is included in rental income on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.

Gain on the Sales of Rental Property, net

The timing of the derecognition of a rental property and the corresponding recognition of gain on the sales of rental property, net is measured by various criteria related to the terms of the sale transaction, and if the Company has lost control of the property and the acquirer has gained control of the property after the transaction. If the derecognition criteria is met, the full gain is recognized.

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $36,000 and $31,000 for the three months ended March 31, 2018 and 2017, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.2 million and $0.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.

Uncertain Tax Positions

As of March 31, 2018 and December 31, 2017, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2018 and December 31, 2017.

Rental Property (in thousands)	March 31, 2018	December 31, 2017
Land	$324,734	$321,560
Buildings, net of accumulated depreciation of $171,058 and $160,281, respectively	1,784,897	1,756,579
Tenant improvements, net of accumulated depreciation of $33,669 and $32,714, respectively	29,648	30,138
Building and land improvements, net of accumulated depreciation of $61,431 and $56,062, respectively	141,936	143,170
Construction in progress	1,951	2,877
Deferred leasing intangibles, net of accumulated amortization of $215,597 and $280,642, respectively	305,188	313,253
Total rental property, net	$2,588,354	$2,567,577

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2018.

Location	Square Feet	Buildings	Purchase Price (in thousands)
Fountain Inn, SC	203,000	1	$10,755
Bloomington, MN	145,351	1	13,538
York, PA	278,582	1	18,277
Houston, TX	242,225	2	22,478
Greer, SC	222,710	1	13,773
Three months ended March 31, 2018	1,091,868	6	$78,821

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2018 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$6,415	N/A
Buildings	57,248	N/A
Tenant improvements	996	N/A
Building and land improvements	2,418	N/A
Deferred leasing intangibles - In-place leases	8,122	6.3
Deferred leasing intangibles - Tenant relationships	3,712	10.5
Deferred leasing intangibles - Above market leases	583	5.8
Deferred leasing intangibles - Below market leases	(673)	9.7
Total purchase price	$78,821

The table below sets forth the results of operations for the three months ended March 31, 2018 for the buildings acquired during the three months ended March 31, 2018 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2018
Total revenue	$924
Net loss	$104

Dispositions

During the three months ended March 31, 2018, the Company sold two buildings comprised of approximately 0.7 million square feet with a net book value of approximately $26.9 million to third parties. These buildings contributed approximately $0.3 million and $0.9 million to revenue for the three months ended March 31, 2018 and 2017, respectively. These buildings contributed approximately $49,000 and $46,000 to net income (exclusive of loss on involuntary conversion and gain on the sales of rental property, net) for the three months ended March 31, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $49.6 million and the Company recognized the full gain on the sales of rental property, net of approximately $22.7 million for the three months ended March 31, 2018.

Assets Held for Sale

As of March 31, 2018, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $2.0 million, $10.7 million, and $0.8 million, respectively, for two buildings were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. These buildings contributed approximately $0.2 million and $0.5 million to revenue for the three months ended March 31, 2018 and 2017, respectively. These buildings contributed a net loss of approximately $0.8 million and $29,000 to net income for the three months ended March 31, 2018 and 2017, respectively.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the three months ended March 31, 2018.

Property Location	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(1)		Valuation technique utilized to estimate fair value	Fair Value(2)	Loss on Impairments
					(in thousands)
Buena Vista, VA	1	Change in estimated hold period	(3)	Discounted cash flows
Sergeant Bluff, IA	1	Change in estimated hold period	(3)	Discounted cash flows
Three months ended March 31, 2018					$3,176	$2,934

(1)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(2)
The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

(3)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.

Deferred Leasing Intangibles

The following table sets forth the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$70,675	$(30,725)	$39,950	$78,558	$(36,810)	$41,748
Other intangible lease assets	450,110	(184,872)	265,238	515,337	(243,832)	271,505
Total deferred leasing intangible assets	$520,785	$(215,597)	$305,188	$593,895	$(280,642)	$313,253

Below market leases	$32,041	$(11,321)	$20,720	$34,776	$(13,555)	$21,221
Total deferred leasing intangible liabilities	$32,041	$(11,321)	$20,720	$34,776	$(13,555)	$21,221

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2018	2017
Net decrease to rental income related to above and below market lease amortization	$1,207	$1,296
Amortization expense related to other intangible lease assets	$18,100	$18,393

The following table sets forth the amortization of deferred leasing intangibles over the next five calendar years beginning with 2018 as of March 31, 2018.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2018	$48,805	$2,987
2019	$50,905	$3,846
2020	$40,954	$3,504
2021	$30,242	$2,178
2022	$23,113	$1,210

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2018 and December 31, 2017.

Loan	Principal Outstanding as of March 31, 2018 (in thousands)	Principal Outstanding as of December 31, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$218,000	$271,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	218,000	271,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	75,000	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	525,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,494)	(3,735)
Total carrying value unsecured term loans, net	521,506	446,265

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,774)	(1,766)
Total carrying value unsecured notes, net	398,226	398,234

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	54,515	54,949	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,879	3,906	4.78%	Dec-15-2023	iv
Total mortgage notes	58,394	58,855
Total unamortized fair market value premiums	58	61
Less: Total unamortized deferred financing fees and debt issuance costs	(601)	(634)
Total carrying value mortgage notes, net	57,851	58,282
Total / weighted average interest rate (5)	$1,195,583	$1,173,781	3.56%

(1)
Interest rate as of March 31, 2018. At March 31, 2018, the one-month LIBOR (“L”) was 1.88313%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)
The capacity of the unsecured credit facility is $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.3 million and $1.5 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

(4)	The remaining capacity is $75.0 million, which the Company has until July 27, 2018 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of March 31, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of March 31, 2018 was approximately $301.1 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.4 million and $5.6 million as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2018	2017
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$534	$501
Facility fees and unused fees	$339	$275

On March 28, 2018, the Company drew $75.0 million of the $150.0 million unsecured term loan that was entered into on July 28, 2017.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2018 and December 31, 2017 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $89.8 million and $90.9 million at March 31, 2018 and December 31, 2017, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table presents the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018		December 31, 2017
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$218,000	$218,371	$271,000	$271,528
Unsecured term loans	525,000	526,685	450,000	451,463
Unsecured notes	400,000	410,058	400,000	415,599
Mortgage notes	58,394	58,611	58,855	59,769
Total principal amount	1,201,394	$1,213,725	1,179,855	$1,198,359
Add: Total unamortized fair market value premiums	58		61
Less: Total unamortized deferred financing fees and debt issuance costs	(5,869)		(6,135)
Total carrying value	$1,195,583		$1,173,781

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

The following table details the Company’s outstanding interest rate swaps as of March 31, 2018. All of the Company's interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$461	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$595	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$287	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$153	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$622	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,237	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$870	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$618	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$370	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$529	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$526	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$615	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$646	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$105	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$188	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$135	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$768	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,542	1.8475%	One-month L	Jan-04-2023

The fair value of the interest rate swaps outstanding as of March 31, 2018 and December 31, 2017 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2018	Fair Value March 31, 2018	Notional Amount December 31, 2017	Fair Value December 31, 2017
Interest rate swaps-Asset	$725,000	$12,577	$475,000	$6,079
Interest rate swaps-Liability	$—	$—	$250,000	$(1,217)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $2.3 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three months ended March 31, 2018 and 2017 (in thousands).

	Three months ended March 31,
	2018	2017
Income recognized in accumulated other comprehensive income on interest rate swaps	$7,493	$514
Loss reclassified from accumulated other comprehensive income into income (loss) as interest expense	$230	$698
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$11,386	$10,472

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2018, the Company had no derivatives that were in a net liability position by counterparty.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		Fair Value Measurements as of March 31, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$12,577	$—	$12,577	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$6,079	$—	$6,079	$—
Interest rate swaps-Liability	$(1,217)	$—	$(1,217)	$—

6. Equity

Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of March 31, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the three months ended March 31, 2018 and the year ended December 31, 2017.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
March 31	February 14, 2018	0.4140625	0.4296875	April 2, 2018
Total		$0.4140625	$0.4296875

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
December 31	November 2, 2017	$0.4140625	$0.4296875	December 29, 2017
September 30	July 31, 2017	0.4140625	0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.6562500	$1.7187500

On April 10, 2018, the Company’s board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividends for the quarter ending June 30, 2018 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Common Stock

The following table sets forth the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2018.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$489,674

The table below set forth the activity under the ATM common stock offering programs during the year ended December 31, 2017 (in thousands, except share data). There was no activity under the ATM common stock offering programs during three months ended March 31, 2018.

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	300,000	3,637	296,363
2016 $228 million ATM(1)	4,799,784	$24.42	117,216	1,604	115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	These programs ended before December 31, 2017.

Dividends

The table below sets forth the dividends attributable to the Company's outstanding shares of common stock that were declared during the three months ended March 31, 2018 and the year ended December 31, 2017.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$0.354999

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

On April 10, 2018, the Company’s board of directors declared the common stock dividends for the months ending April 30, 2018, May 31, 2018 and June 30, 2018 at a monthly rate of $0.118333 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 5, 2018 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2019. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2018 and the year ended December 31, 2017.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2016	272,337
Granted	75,001	(1)
Vested	(109,209)	(2)
Forfeited	(922)
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(5,090)
Balance at March 31, 2018	196,371

(1)	The fair value per share on the grant date of January 5, 2018 and January 6, 2017 was $26.40 and $24.41, respectively.

(2)	The Company repurchased and retired 41,975 and 40,836 restricted shares of common stock that vested during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2018 was approximately $4.1 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Vested restricted shares of common stock	112,405	109,209
Fair value of vested restricted shares of common stock (in thousands)	$3,002	$2,591

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2018 and the year ended December 31, 2017.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(145,672)	145,672	—	N/A
Redemptions from Other Common Units to common stock	—	(145,672)	(145,672)	N/A
Balance at March 31, 2018	1,636,200	2,639,617	4,275,817	4.2%

LTIP Units

On March 12, 2018, the Company's board of directors appointed Michelle Dilley to serve as director of the Company and serve as a member of the nominating and corporate governance committee of the board of directors, effective on March 12, 2018. On March 12, 2018, Ms. Dilley was granted 3,930 LTIP units which, subject to Ms. Dilley's continued service, will vest on January 1, 2019.

LTIP units granted on January 5, 2018 to non-employee, independent directors, subject to the recipient’s continued service, will vest on January 1, 2019. LTIP units granted on January 5, 2018 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2018. Refer to Note 8 for a discussion of vested LTIP units granted on January 5, 2018 pursuant to the 2015 Outperformance Program (the “2015 OPP”).

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2018 (excluding those vested LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	March 12, 2018	January 5, 2018
Expected term (years)	10	10
Expected volatility	22.0%	22.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	2.46%	2.09%
Fair value of LTIP units at issuance (in thousands)	$90	$3,447
LTIP units at issuance	3,930	137,616
Fair value unit price per LTIP unit at issuance	$22.90	$25.05

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2018 and the year ended December 31, 2017.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(231,041)
Forfeited	—
Balance at March 31, 2018	394,068

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2018 was approximately $7.5 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Vested LTIP units	231,041	67,670
Fair value of vested LTIP units (in thousands)	$6,035	$1,664

8. Equity Incentive Plan

On January 5, 2018, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The terms of the performance units granted on January 5, 2018 are substantially the same as the terms of the performance units granted on January 6, 2017 and March 8, 2016, except that the measuring period commences on January 1, 2018 and ends on December 31, 2020.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The table below sets forth the assumptions used in valuing the performance units granted during the three months ended March 31, 2018.

Performance Units	Assumptions
Grant date	January 5, 2018
Expected volatility	22.0%
Expected dividend yield	6.0%
Risk-free interest rate	2.09%
Fair value of performance units grant (in thousands)	$5,456

On January 1, 2018, the Company’s three year measurement period pursuant to the 2015 OPP concluded. It was determined that the Company's total stockholder return exceeded the threshold percentage and return hurdle and a pool of approximately $6.2 million was awarded to the participants. The compensation committee of the board of directors approved the issuance of 183,256 vested LTIP units and 53,722 vested shares of common stock (of which 15,183 shares of common stock were repurchased and retired) to the participants, all of which were issued on January 5, 2018.

The unrecognized compensation expense associated with the Company's performance units at March 31, 2018 was approximately $7.8 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, the 2015 OPP (performance units and the 2015 OPP, collectively the “Performance-based Compensation Plans”), and the Company’s director compensation for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2018	2017
Restricted shares of common stock	$434	$592
LTIP units	871	1,170
Performance-based Compensation Plans	829	537
Director compensation (1)	86	88
Total non-cash compensation expense	$2,220	$2,387

(1)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2018 and 2017. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three months ended March 31, 2018 and 2017, there were 201,650 and 239,827, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2018	2017
Numerator
Net income	$25,149	$69
Less: preferred stock dividends	2,448	2,448
Less: amount allocated to participating securities	71	83
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	954	(103)
Net income (loss) attributable to common stockholders	$21,676	$(2,359)
Denominator
Weighted average common shares outstanding — basic	97,021	81,808
Effect of dilutive securities(1)
Share-based compensation	302	—
Weighted average common shares outstanding — diluted	97,323	81,808
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.22	$(0.03)
Net income (loss) per share attributable to common stockholders — diluted	$0.22	$(0.03)

(1)
During the three months ended March 31, 2018 and 2017, there were approximately 202 and 240, respectively, unvested restricted shares of common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three months ended March 31, 2017, there were approximately 438 unvested shares under the Performance-based Compensation Plans on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

The Company has letters of credit of approximately $5.9 million as of March 31, 2018 related to construction projects and certain other agreements.

11. Subsequent Events

The following non-recognized subsequent events were noted.

On April 10, 2018, the Company entered into a note purchase agreement for the future private placement by the Operating Partnership of $75.0 million senior unsecured notes maturing June 13, 2025 with a fixed annual interest rate of 4.10%, and $100.0 million senior unsecured notes maturing June 13, 2028 with a fixed annual interest rate of 4.27%.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

•
the factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of March 31, 2018 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of March 31, 2018, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over eight years of economic growth, some uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In March 2018, the federal funds target rate was raised 25 basis points to a target range of 1.50% to 1.75%. This announcement combined with the unwinding of its balance sheet by selling Treasury securities and anticipation of at least two more rate increases in 2018 are signs of the Central Bank’s confidence in the economy. The current trajectory of the federal funds target rate aligns with the Central Bank’s consistent commentary that future rate increases would be gradual and rates will likely remain historically low for an extended period of time. If interest rates rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rate increases.

Several industrial specific trends contribute to the expected strong demand, including:

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

Furthermore, the lack of material speculative development and the broader failure of supply to keep pace with demand in many of our markets has improved and may continue to modestly improve occupancy levels and rental rates in our portfolio. We believe, however, that industrial supply, more so than other real estate property types, has historically had a short lead time and can appear quickly. We have started to see a notable pick-up in development activity in a growing number of the primary industrial markets. On the demand side, we note that the quality and availability of labor remains a key focus of tenants making occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2018, our Operating Portfolio was approximately 95.6% leased and our straight-line (“SL”) rent change (as defined below) on new and renewal leases together grew approximately 16.8% during the three months ended March 31, 2018. We define the Operating Portfolio as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets and assets contained in the Value Add Portfolio. We define Stabilization for assets under redevelopment to occur upon the earlier of achieving 90% occupancy or twelve months after completion. Stabilization for assets that were acquired and immediately added to the Value Add Portfolio occurs under the following: (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or twelve months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or twelve months after the known move-outs have occurred. We define the Value Add Portfolio as properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; or (iii) out of service with significant physical renovation of the asset.

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

The following table provides a summary of our Operating Portfolio leases executed during the three months ended March 31, 2018. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Rent Change(2)	SL Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended March 31, 2018
New Leases(6)	909,072	$3.13	$3.28	$2.29	27.1%	37.7%	7.6	$0.97
Renewal Leases(7)	2,402,535	3.81	3.96	0.48	4.6%	12.1%	5.3	—
Total/weighted average	3,311,607	$3.62	$3.77	$0.98	8.7%	16.8%	5.9	$0.27

(1)
We define Turnover Costs as the costs for improvements of vacant and renewal spaces, as well as the commissions for leasing transactions. Turnover Costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
We define Cash Rent Change as the percentage change in the base rent of the lease executed during the period compared to the base rent of the Comparable Lease for assets included in the Operating Portfolio. The calculation compares the first base rent payment due after the lease commencement date compared to the base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses. We define a Comparable Lease as a lease in the same space with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership.

(3)
We define SL Rent Change as the percentage change in the average monthly base rent over the term of the lease, calculated on a straight-line basis, of the lease executed during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

(4)	We define Weighted Average Lease Term as the contractual lease term in years as of the lease start date weighted by square footage.

(5)	Represents the total rental concessions for the entire lease term.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 10.3% of our annualized base rental revenue will expire during the period from April 1, 2018 to March 31, 2019, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be higher than the rates under existing leases expiring during the period April 1, 2018 to March 31, 2019, thereby resulting in slightly higher revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of March 31, 2018, plus available space, for each of the ten calendar years beginning with 2018 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,756,403	—	—	—
Month-to-month leases	7	260,270	0.4%	$1,004	0.4%
Remainder of 2018	24	3,588,645	5.4%	15,675	5.7%
2019	56	9,410,299	14.0%	38,607	13.9%
2020	49	9,640,197	14.4%	41,128	14.9%
2021	67	10,655,672	15.9%	44,094	15.9%
2022	47	6,036,112	9.0%	25,861	9.3%
2023	35	6,859,589	10.2%	26,100	9.4%
2024	20	3,904,903	5.8%	15,612	5.7%
2025	16	2,737,758	4.1%	11,757	4.2%
2026	22	4,869,084	7.3%	18,918	6.8%
2027	10	1,768,969	2.6%	7,868	2.8%
Thereafter	32	7,266,224	10.9%	30,394	11.0%
Total/weighted average	385	70,754,125	100.0%	$277,018	100.0%

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of March 31, 2018.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	286	62,370,410	88.2%	95.2%	$240,317	86.8%
Light Manufacturing	55	6,165,059	8.7%	100.0%	26,437	9.5%
Total Operating Portfolio/weighted average	341	68,535,469	96.9%	95.6%	$266,754	96.3%

Value Add	5	1,295,295	1.8%	66.5%	3,655	1.3%
Flex/Office	14	923,361	1.3%	63.7%	6,609	2.4%
Total portfolio/weighted average	360	70,754,125	100.0%	94.7%	$277,018	100.0%

(1)
We define Occupancy Rate as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2018.

Location	Square Feet	Buildings	Purchase Price (in thousands)
Fountain Inn, SC	203,000	1	$10,755
Bloomington, MN	145,351	1	13,538
York, PA	278,582	1	18,277
Houston, TX	242,225	2	22,478
Greer, SC	222,710	1	13,773
Three months ended March 31, 2018	1,091,868	6	$78,821

Portfolio Dispositions

During the three months ended March 31, 2018, we sold two buildings comprised of approximately 0.7 million square feet with a net book value of approximately $26.9 million to third parties. These buildings contributed approximately $0.3 million and $0.9 million to revenue for the three months ended March 31, 2018 and 2017, respectively. These buildings contributed approximately $49,000 and $46,000 and to net income (exclusive of loss on involuntary conversion and gain on the sales of rental property, net) for the three months ended March 31, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $49.6 million and we recognized the full gain on the sales of rental property, net of approximately $22.7 million for the three months ended March 31, 2018.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2018.

Top Ten Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	10.2%
Chicago, IL	9.1%
Greenville/Spartanburg, SC	5.0%
Milwaukee/Madison, WI	3.8%
Cincinnati/Dayton, OH	3.3%
Charlotte, NC	3.2%
Detroit, MI	3.2%
Houston, TX	2.8%
West Michigan, MI	2.6%
El Paso, TX	2.6%
Total	45.8%
(1) As defined by CoStar Realty Information Inc.

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2018.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Capital Goods	13.6%
Automobiles & Components	12.9%
Materials	11.6%
Transportation	9.9%
Consumer Durables & Apparel	9.7%
Food, Beverage & Tobacco	8.5%
Commercial & Prof Services	7.4%
Retailing	5.4%
Household & Personal Products	5.0%
Food & Staples Retailing	3.7%
Total	87.7%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2018.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	2.5%
XPO Logistics	4	2.0%
Deckers Outdoor	2	1.6%
Solo Cup	1	1.4%
TriMas Corporation	4	1.3%
DHL	4	1.1%
FedEx	3	1.0%
Generation Brands	1	1.0%
Carolina Beverage Group	2	0.9%
Emerson Electric	2	0.9%
Total	24	13.7%

Critical Accounting Policies

See “Critical Accounting Policies” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of our critical accounting policies and estimates.

Results of Operations

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

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after the first day of the earliest comparable period presented. On March 31, 2018, we owned 282 industrial buildings consisting of approximately 56.1 square feet, which represents approximately 79.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.9% to 95.6% as of March 31, 2018 compared to 96.5% as of March 31, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2018 and 2017 with respect to the buildings acquired and disposed of or Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$54,127	$54,016	$111	0.2%	$12,123	$3,171	$3,678	$2,035	$69,928	$59,222	$10,706	18.1%
Tenant recoveries	9,784	8,861	923	10.4%	2,483	724	932	600	13,199	10,185	3,014	29.6%
Other income	64	36	28	77.8%	—	7	92	30	156	73	83	113.7%
Total operating revenue	63,975	62,913	1,062	1.7%	14,606	3,902	4,702	2,665	83,283	69,480	13,803	19.9%
Expenses
Property	12,421	11,069	1,352	12.2%	3,005	840	2,073	1,367	17,499	13,276	4,223	31.8%
Net operating income (2)	$51,554	$51,844	$(290)	(0.6)%	$11,601	$3,062	$2,629	$1,298	65,784	56,204	9,580	17.0%
Other expenses
General and administrative									8,748	8,771	(23)	(0.3)%
Property acquisition costs									—	740	(740)	(100.0)%
Depreciation and amortization									39,965	35,953	4,012	11.2%
Loss on impairments									2,934	—	2,934	100.0%
Loss on involuntary conversion									—	330	(330)	(100.0)%
Other expenses									291	194	97	50.0%
Total other expenses									51,938	45,988	5,950	12.9%
Total expenses									69,437	59,264	10,173	17.2%
Other income (expense)
Interest expense									(11,386)	(10,472)	(914)	8.7%
Gain on the sales of rental property, net									22,689	325	22,364	6,881.2%
Total other income (expense)									11,303	(10,147)	21,450	211.4%
Net income									$25,149	$69	$25,080	36,347.8%

(1)
Includes flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2017.

(2)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $25.1 million or 36,347.8% to $25.1 million for the three months ended March 31, 2018, compared to $0.1 million for the three months ended March 31, 2017.

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

Same store rental income increased by $0.1 million or 0.2% to $54.1 million for the three months ended March 31, 2018 compared to $54.0 million for the three months ended March 31, 2017. Approximately $1.8 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.1 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $1.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies, as well as a $0.2 million decrease in the recognition of straight-line income from termination fees at certain buildings.

Same store tenant recoveries increased by $0.9 million or 10.4% to $9.8 million for the three months ended March 31, 2018 compared to $8.9 million for the three months ended March 31, 2017. Approximately $1.1 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.2 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $1.4 million or 12.2% to $12.4 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017. This increase was primarily related to increases in real estate taxes levied by the related taxing authority of approximately $0.7 million, an increase of approximately $0.3 million in snow removal expenses, and an increase of approximately $0.4 million in general repairs and maintenance and utilities expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to January 1, 2017, we acquired 54 buildings consisting of approximately 11.1 million square feet (excluding five buildings that were included in the Value Add Portfolio at March 31, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2017), and sold 13 buildings consisting of approximately 2.6 million square feet. For the three months ended March 31, 2018 and 2017, the buildings acquired after January 1, 2017 contributed approximately $11.5 million and $1.2 million to NOI, respectively. For the three months ended March 31, 2018 and 2017, the buildings sold after January 1, 2017 contributed approximately $0.1 million and $1.9 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2017.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At March 31, 2018, we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, five buildings in our Value Add Portfolio consisting of approximately 1.3 million square feet, and five buildings consisting of approximately 1.4 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2017. These buildings contributed approximately $2.6 million and $1.3 million to NOI for the three months ended March 31, 2018 and 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, loss on involuntary conversion, and other expenses.

Total other expenses increased $6.0 million or 12.9% for the three months ended March 31, 2018 to $51.9 million compared to $46.0 million for the three months ended March 31, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $4.0 million as a result of buildings acquired which increased the depreciable asset base. The increase was also attributable to two buildings that were impaired in the amount of approximately $2.9 million during the three months ended March 31, 2018, whereas there were no buildings impaired during the three months ended March 31, 2017. These increases were partially offset by a decrease in property acquisition costs of approximately $0.7 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Additionally, general and administrative expenses decreased slightly due to a net decrease in cash compensation, as well as lower non-cash compensation expense as the 2015 restricted shares of common stock and LTIP unit grants were on a three-year vesting schedule and have fully vested, whereas the remaining grants will be recognized based on a four-year vesting schedule.

Total Other Income (Expense)

Total other income (expense) consists of interest expense and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased $21.5 million or 211.4% to a net other income position of $11.3 million for the three months ended March 31, 2018 compared to a net other expense of $10.1 million for the three months ended March 31, 2017. This increase is primarily the result of an increase in the gain on the sales of rental property, net of approximately $22.4 million. This was offset by an increase in interest expense of approximately $0.9 million which was primarily attributable to a higher unsecured credit facility balance during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which was slightly offset by the repayment of several mortgage notes during the year ended December 31, 2017.

Non-GAAP Financial Measures

In this report, we disclose funds from operations (“FFO”) and NOI, which meet the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”). As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

Funds From Operations

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further, FFO should be compared with our reported net income (loss) in accordance with GAAP, as presented in our consolidated financial statements included in this report.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our buildings that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our buildings, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other REITs may not calculate FFO in accordance with the NAREIT definition, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2018	2017
Net income	$25,149	$69
Rental property depreciation and amortization	39,892	35,879
Loss on impairments	2,934	—
Gain on the sales of rental property, net	(22,689)	(325)
FFO	45,286	35,623
Preferred stock dividends	(2,448)	(2,448)
FFO attributable to common stockholders and unit holders	$42,838	$33,175

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income (loss) because we believe it helps investors and management understand the core operations of our buildings. NOI is defined as rental revenue, including reimbursements, less property expenses and real estate taxes and insurance. NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2018	2017
Net income	$25,149	$69
Asset management fee income	—	(30)
General and administrative	8,748	8,771
Property acquisition costs	—	740
Depreciation and amortization	39,965	35,953
Interest expense	11,386	10,472
Loss on impairments	2,934	—
Loss on involuntary conversion	—	330
Other expenses	291	194
Gain on the sales of rental property, net	(22,689)	(325)
Net operating income	$65,784	$56,174

Cash Flows

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

The following table summarizes our cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2018	2017	$	%
Net cash provided by operating activities	$41,974	$31,408	$10,566	33.6%
Net cash used in investing activities	$36,112	$102,089	$(65,977)	(64.6)%
Net cash provided by (used in) financing activities	$(16,277)	$64,678	$(80,955)	(125.2)%

Net cash provided by operating activities increased $10.6 million to $42.0 million for the three months ended March 31, 2018 compared to $31.4 million for the three months ended March 31, 2017. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after January 1, 2017, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after January 1, 2017 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $66.0 million to $36.1 million for the three months ended March 31, 2018 compared to $102.1 million for the three months ended March 31, 2017. The decreased cash outflow was primarily due to the acquisition of six buildings for a total cash consideration of approximately $78.8 million for the three months ended March 31, 2018 compared to the acquisition of 11 buildings for a total cash consideration of approximately $99.8 million for the three months ended March 31, 2017. The decrease is also attributable to the sale of two buildings during the three months ended March 31, 2018 for net proceeds of approximately $49.6 million, compared to the three months ended March 31, 2017 where we sold one building for net proceeds of approximately $3.9 million.

Net cash used in financing activities was $16.3 million for the three months ended March 31, 2018, a decrease of $81.0 million from net cash provided by financing activities of $64.7 million for the three months ended March 31, 2017. The change was primarily due to an increase in net cash outflow on our unsecured credit facility of approximately $96.0 million and a decrease in proceeds from sales of common stock of approximately $68.5 million, as well as a $0.004999 increase in the dividend paid per share during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These increases in net cash outflow were partially offset by the $75.0 million draw on the unsecured term loan that was entered into on July 28, 2017, as well as a decrease in the repayment of mortgage notes of approximately $11.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

As of March 31, 2018, we had total immediate liquidity of approximately 311.6 million, comprised of $10.5 million of cash and cash equivalents and 301.1 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our outstanding common stock that had a record date during the three months ended March 31, 2018. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$0.354999

On April 10, 2018, our board of directors declared the common stock dividends for the months ending April 30, 2018, May 31, 2018 and June 30, 2018 at a monthly rate of $0.118333 per share of common stock.

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) and the Series C Preferred Stock (collectively, the “Preferred Stock Issuances”) at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the three months ended March 31, 2018.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
March 31	February 14, 2018	0.4140625	0.4296875	April 2, 2018
Total		$0.4140625	$0.4296875

On April 10, 2018, our board of directors declared the Series B Preferred Stock and Series C Preferred Stock dividends for the quarter ending June 30, 2018 at a quarterly rate of $0.4140625 per share and $0.4296875 per share, respectively.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2018.

Loan	Principal Outstanding as of March 31, 2018 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$218,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	218,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	75,000	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	525,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,494)
Total carrying value unsecured term loans, net	521,506

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Total unsecured notes	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,774)
Total carrying value unsecured notes, net	398,226

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	54,515	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,879	4.78%	Dec-15-2023	iv
Total mortgage notes	58,394
Total unamortized fair market value premiums	58
Less: Total unamortized deferred financing fees and debt issuance costs	(601)
Total carrying value mortgage notes, net	57,851
Total / weighted average interest rate (5)	$1,195,583	3.56%

(1)
Interest rate as of March 31, 2018. At March 31, 2018, the one-month LIBOR (“L”) was 1.88313%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	The remaining capacity is $75.0 million, which we have until July 27, 2018 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of March 31, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of March 31, 2018 was approximately $301.1 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2018, we were in compliance with the applicable financial covenants.

On March 28, 2018, we drew $75.0 million of the $150.0 million unsecured term loan that was entered into on July 28, 2017.

The chart below details our debt capital structure as of March 31, 2018.

Debt Capital Structure	March 31, 2018
Total principal outstanding (in thousands)	$1,201,394
Weighted average duration (years)	4.3
% Secured debt	5%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	39%

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

The table below sets forth our outstanding Preferred Stock Issuances as of March 31, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.625% Series B Cumulative Redeemable Preferred Stock	April 16, 2013	2,800,000	$25.00	6.625%
6.875% Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Preferred Stock Issuances rank on parity and rank senior to our common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our affairs. The Preferred Stock Issuances have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series B Preferred Stock and Series C Preferred Stock prior to April 16, 2018 and March 17, 2021, respectively, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control.

Common Stock

The following sets forth our at-the-market (“ATM”) common stock offering program as of March 31, 2018. We may from time to time sell common stock through sales agents under the program. There was no activity under the ATM common stock offering program during the three months ended March 31, 2018.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$489,674

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2018, we owned approximately 95.8% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 4.2%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2018, all of our outstanding variable rate debt, with the exception of $143.0 million under our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of March 31, 2018.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$461	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$595	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$287	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$153	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$622	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,237	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$870	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$618	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$370	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$529	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$526	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$615	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$646	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$105	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$188	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$135	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$768	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$770	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,542	1.8475%	One-month L	Jan-04-2023

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2018, the fair value of all of our 21 interest rate swaps were in an asset position of approximately $12.6 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2018, we had $743.0 million of variable rate debt. As of March 31, 2018, all of our outstanding variable rate debt, with exception of $143.0 million under our unsecured credit facility, was fixed with interest rate swaps. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2018, we had letters of credit related to development projects and certain other agreements of approximately $5.9 million. As of March 31, 2018, we had no other material off-balance sheet arrangements.

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

As of March 31, 2018, we had $743.0 million of outstanding variable rate debt, all of which, with the exception of $143.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $143.0 million on the unsecured credit facility (the portion outstanding at March 31, 2018 not fixed by interest rate swaps) for the three months ended March 31, 2018, our interest expense would have increased by approximately $0.4 million for the three months ended March 31, 2018.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	57,116	$26.67	—	$—
February 1, 2018 - February 28, 2018	42	$23.69	—	$—
March 1, 2018 - March 31, 2018	—	$—	—	$—
Total/weighted average	57,158	$26.67	—	$—

(1)
Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Second Amended and Restated Bylaws (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to STAG Industrial, Inc.'s Current Report on Form 8-K filed with the SEC on February 14, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 1, 2018	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)