Form 10-Q
period 2018-06-30
STAG Industrial, Inc.
filed 2018-07-31
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at July 30, 2018
Common Stock ($0.01 par value)	104,450,616
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Rental Property:
Land	$342,722	$321,560
Buildings and improvements, net of accumulated depreciation of $280,540 and $249,057, respectively	2,073,088	1,932,764
Deferred leasing intangibles, net of accumulated amortization of $220,340 and $280,642, respectively	316,221	313,253
Total rental property, net	2,732,031	2,567,577
Cash and cash equivalents	11,932	24,562
Restricted cash	6,124	3,567
Tenant accounts receivable, net	35,236	33,602
Prepaid expenses and other assets	28,699	25,364
Interest rate swaps	15,596	6,079
Assets held for sale, net	1,509	19,916
Total assets	$2,831,127	$2,680,667
Liabilities and Equity
Liabilities:
Unsecured credit facility	$17,000	$271,000
Unsecured term loans, net	521,745	446,265
Unsecured notes, net	572,293	398,234
Mortgage notes, net	57,421	58,282
Preferred stock called for redemption	70,000	—
Accounts payable, accrued expenses and other liabilities	45,381	43,216
Interest rate swaps	—	1,217
Tenant prepaid rent and security deposits	21,436	19,045
Dividends and distributions payable	15,396	11,880
Deferred leasing intangibles, net of accumulated amortization of $11,835 and $13,555, respectively	20,828	21,221
Total liabilities	1,341,500	1,270,360
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, -0- and 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2018 and December 31, 2017	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 104,238,166 and 97,012,543 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,042	970
Additional paid-in capital	1,905,002	1,725,825
Cumulative dividends in excess of earnings	(559,312)	(516,691)
Accumulated other comprehensive income	14,492	3,936
Total stockholders’ equity	1,436,224	1,359,040
Noncontrolling interest	53,403	51,267
Total equity	1,489,627	1,410,307
Total liabilities and equity	$2,831,127	$2,680,667
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Rental income	$72,140	$61,726	$142,068	$120,948
Tenant recoveries	12,726	10,401	25,925	20,586
Other income	608	66	764	139
Total revenue	85,474	72,193	168,757	141,673
Expenses
Property	16,124	13,635	33,623	26,911
General and administrative	7,978	7,939	16,726	16,710
Property acquisition costs	—	2,558	—	3,298
Depreciation and amortization	40,901	36,147	80,866	72,100
Loss on impairments	—	—	2,934	—
Loss on involuntary conversion	—	—	—	330
Other expenses	350	1,250	641	1,444
Total expenses	65,353	61,529	134,790	120,793
Other income (expense)
Interest expense	(11,505)	(10,631)	(22,891)	(21,103)
Loss on extinguishment of debt	—	(2)	—	(2)
Gain on the sales of rental property, net	6,348	1,337	29,037	1,662
Total other income (expense)	(5,157)	(9,296)	6,146	(19,443)
Net income	$14,964	$1,368	$40,113	$1,437
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	392	(44)	1,334	(145)
Net income attributable to STAG Industrial, Inc.	$14,572	$1,412	$38,779	$1,582
Less: preferred stock dividends	2,578	2,448	5,026	4,897
Less: redemption of preferred stock	2,661	—	2,661	—
Less: amount allocated to participating securities	69	83	140	166
Net income (loss) attributable to common stockholders	$9,264	$(1,119)	$30,952	$(3,481)
Weighted average common shares outstanding — basic	100,386	88,181	98,713	85,012
Weighted average common shares outstanding — diluted	100,733	88,181	99,037	85,012
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.09	$(0.01)	$0.31	$(0.04)
Net income (loss) per share attributable to common stockholders — diluted	$0.09	$(0.01)	$0.31	$(0.04)
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$14,964	$1,368	$40,113	$1,437
Other comprehensive income (loss):
Income (loss) on interest rate swaps	3,028	(1,510)	10,751	(298)
Other comprehensive income (loss)	3,028	(1,510)	10,751	(298)
Comprehensive income (loss)	17,992	(142)	50,864	1,139
(Income) loss attributable to noncontrolling interest after preferred stock dividends	(392)	44	(1,334)	145
Other comprehensive (income) loss attributable to noncontrolling interest	(122)	62	(442)	13
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$17,478	$(36)	$49,088	$1,297
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Six months ended June 30, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock	—	6,819,580	68	176,694	—	—	176,762	—	176,762
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Offering costs	—	—	—	(1,951)	—	—	(1,951)	—	(1,951)
Dividends and distributions, net	—	—	—	—	(75,447)	—	(75,447)	(3,810)	(79,257)
Non-cash compensation activity, net	—	73,988	1	468	(537)	—	(68)	2,987	2,919
Redemption of common units to common stock	—	332,055	3	4,137	—	—	4,140	(4,140)	—
Rebalancing of noncontrolling interest	—	—	—	(5,312)	—	—	(5,312)	5,312	—
Other comprehensive income	—	—	—	—	—	10,309	10,309	442	10,751
Net income	—	—	—	—	38,779	—	38,779	1,334	40,113
Balance, June 30, 2018	$75,000	104,238,166	$1,042	$1,905,002	$(559,312)	$14,492	$1,436,224	$53,403	$1,489,627
Six months ended June 30, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	10,756,543	107	274,278	—	—	274,385	—	274,385
Offering costs	—	—	—	(3,899)	—	—	(3,899)	—	(3,899)
Dividends and distributions, net	—	—	—	—	(65,166)	—	(65,166)	(3,645)	(68,811)
Non-cash compensation activity, net	—	40,301	—	1,684	(194)	—	1,490	2,342	3,832
Redemption of common units to common stock	—	297,006	3	3,267	—	—	3,270	(3,270)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	3,907	—	—	3,907	(3,907)	—
Other comprehensive loss	—	—	—	—	—	(285)	(285)	(13)	(298)
Net income	—	—	—	—	1,582	—	1,582	(145)	1,437
Balance, June 30, 2017	$145,000	91,446,154	$914	$1,572,943	$(474,756)	$(1,781)	$1,242,320	$49,810	$1,292,130
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$40,113	$1,437
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,866	72,100
Loss on impairments	2,934	—
Loss on involuntary conversion	—	330
Non-cash portion of interest expense	1,081	980
Intangible amortization in rental income, net	2,056	2,555
Straight-line rent adjustments, net	(5,449)	(2,778)
Dividends on forfeited equity compensation	9	2
Loss on extinguishment of debt	—	2
Gain on the sales of rental property, net	(29,037)	(1,662)
Non-cash compensation expense	4,435	4,775
Change in assets and liabilities:
Tenant accounts receivable, net	1,916	1,362
Prepaid expenses and other assets	(5,155)	(6,317)
Accounts payable, accrued expenses and other liabilities	1,161	(543)
Tenant prepaid rent and security deposits	2,391	4,110
Total adjustments	57,208	74,916
Net cash provided by operating activities	97,321	76,353
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(222,366)	(303,624)
Additions of land and building and improvements	(13,610)	(14,238)
Proceeds from sales of rental property, net	79,701	10,309
Proceeds from insurance on involuntary conversion	—	639
Acquisition deposits, net	(905)	820
Acquisitions of deferred leasing intangibles	(41,755)	(62,782)
Net cash used in investing activities	(198,935)	(368,876)
Cash flows from financing activities:
Proceeds from unsecured credit facility	249,000	356,000
Repayment of unsecured credit facility	(503,000)	(254,000)
Proceeds from unsecured term loans	75,000	—
Proceeds from unsecured notes	175,000	—
Repayment of mortgage notes	(922)	(17,033)
Payment of loan fees and costs	(1,073)	(45)
Dividends and distributions	(75,742)	(67,388)
Proceeds from sales of common stock	176,762	274,385
Repurchase and retirement of share-based compensation	(1,524)	(969)
Offering costs	(1,960)	(3,773)
Net cash provided by financing activities	91,541	287,177
Decrease in cash and cash equivalents and restricted cash	(10,073)	(5,346)
Cash and cash equivalents and restricted cash—beginning of period	28,129	21,805
Cash and cash equivalents and restricted cash—end of period	$18,056	$16,459
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$19,748	$20,479
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$18,558
Additions to building and other capital improvements	$—	$(503)
Acquisitions of land and buildings and improvements	$—	$(16,986)
Acquisitions of deferred leasing intangibles	$—	$(2,001)
Partial disposal of building due to involuntary conversion of building	$—	$424
Investing other receivables due to involuntary conversion of building	$—	$(424)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,642)	$(1,572)
Additions to building and other capital improvements from non-cash compensation	$(9)	$(16)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(41)	$(141)
Reclassification of preferred stock called for redemption to liability	$70,000	$—
Dividends and distributions accrued	$15,396	$11,153
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2018 and December 31, 2017, the Company owned a 96.2% and 95.9%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2018, the Company owned 370 buildings in 37 states with approximately 72.5 million rentable square feet, consisting of 300 warehouse/distribution buildings, 58 light manufacturing buildings, and 12 flex/office buildings. The Company’s buildings were approximately 95.6% leased to 321 tenants as of June 30, 2018.

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

New Accounting Standards Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted, and the Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this standard resulted in a cumulative effect adjustment of approximately $0.3 million recorded as an increase to cumulative dividends in excess of earnings and an increase to accumulated other comprehensive income as of January 1, 2018 in the accompanying Consolidated Statements of Equity.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and the Company adopted this standard effective January 1, 2018. As a result, the Company has included restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts on the accompanying Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior periods presented. For the six months ended June 30, 2017, the effect of the change in accounting principle was a decrease in cash provided by operating activities of approximately $0.1 million and an increase in cash used in investing activities of approximately $0.8 million on the accompanying Consolidated Statements of Cash Flows.

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

Restricted Cash

Restricted cash may include tenant security deposits and cash held in escrow for real estate taxes and capital improvements as required in various mortgage note agreements. Restricted cash also may include amounts held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$11,932	$24,562
Restricted cash	6,124	3,567
Total cash and cash equivalents and restricted cash	$18,056	$28,129

Tenant Accounts Receivable, net

As of June 30, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $0.5 million and $0.1 million, respectively.

As of June 30, 2018 and December 31, 2017, the Company had accrued rental income, net of allowance of approximately $28.2 million and $24.7 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had an allowance on accrued rental income of $0.1 million and $0.2 million, respectively.

As of June 30, 2018 and December 31, 2017, the Company had approximately $13.8 million and $12.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Company had approximately $8.0 million and $7.4 million, respectively, of lease security deposits available in cash, which are included in cash and cash equivalents on the accompanying Consolidated Balance Sheets, and approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of June 30, 2018 and December 31, 2017, the Company's total liability associated with these lease security deposits was approximately $8.7 million and $8.1 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $4.0 million, $7.1 million, $3.0 million and $6.2 million for the three and six months ended June 30, 2018 and 2017, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

Termination Income

Approximately $0, $0.1 million, $0.1 million and $0.2 million of termination fee income related to the Buena Vista, VA property, the tenant at which exercised its early lease termination option on March 27, 2017, is included in rental income on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively.

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

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $39,000, $0.1 million, $0.2 million and $0.2 million for the three and six months ended June 30, 2018 and 2017, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.3 million, $0.5 million, $0.2 million and $0.4 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively.

Uncertain Tax Positions

As of June 30, 2018 and December 31, 2017, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2018 and December 31, 2017.

Rental Property (in thousands)	June 30, 2018	December 31, 2017
Land	$342,722	$321,560
Buildings, net of accumulated depreciation of $178,512 and $160,281, respectively	1,886,651	1,756,579
Tenant improvements, net of accumulated depreciation of $33,710 and $32,714, respectively	30,103	30,138
Building and land improvements, net of accumulated depreciation of $68,318 and $56,062, respectively	151,471	143,170
Construction in progress	4,863	2,877
Deferred leasing intangibles, net of accumulated amortization of $220,340 and $280,642, respectively	316,221	313,253
Total rental property, net	$2,732,031	$2,567,577

Acquisitions

The following table summarizes the acquisitions of the Company during the three and six months ended June 30, 2018.

Market (1)	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	203,000	1	$10,755
Minneapolis/St Paul, MN	145,351	1	13,538
Philadelphia, PA	278,582	1	18,277
Houston, TX	242,225	2	22,478
Greenville/Spartanburg, SC	222,710	1	13,773
Three months ended March 31, 2018	1,091,868	6	78,821
Chicago, IL	169,311	2	10,975
Milwaukee/Madison, WI	53,680	1	4,316
Pittsburgh, PA	175,000	1	15,380
Detroit, MI	274,500	1	19,328
Minneapolis/St Paul, MN	509,910	2	26,983
Cincinnati/Dayton, OH	158,500	1	7,317
Baton Rouge, LA	279,236	1	21,379
Las Vegas, NV	122,472	1	17,920
Greenville/Spartanburg, SC	131,805	1	5,621
Denver, CO	64,750	1	7,044
Cincinnati/Dayton, OH	465,136	1	16,421
Charlotte, NC	69,200	1	5,446
Houston, TX	252,662	1	27,170
Three months ended June 30, 2018	2,726,162	15	185,300
Six months ended June 30, 2018	3,818,030	21	$264,121
(1) As defined by CoStar Realty Information Inc.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2018 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$25,741	N/A
Buildings	181,185	N/A
Tenant improvements	2,525	N/A
Building and land improvements	12,915	N/A
Deferred leasing intangibles - In-place leases	28,623	8.4
Deferred leasing intangibles - Tenant relationships	12,815	11.3
Deferred leasing intangibles - Above market leases	2,528	6.6
Deferred leasing intangibles - Below market leases	(2,211)	6.9
Total purchase price	$264,121

The table below sets forth the results of operations for the three and six months ended June 30, 2018 for the buildings acquired during the six months ended June 30, 2018 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Total revenue	$3,110	$4,034
Net income	$191	$87

Dispositions

During the six months ended June 30, 2018, the Company sold seven buildings comprised of approximately 1.7 million square feet with a net book value of approximately $50.7 million to third parties. These buildings contributed approximately $0.8 million, $1.9 million, $2.0 million and $4.0 million to revenue for the three and six months ended June 30, 2018 and 2017, respectively. These buildings contributed approximately $0.6 million, $0.1 million, $0.3 million and $0.5 million to net income (exclusive of loss on involuntary conversion, loss on impairments and gain on the sales of rental property, net) for the three and six months ended June 30, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $79.7 million and the Company recognized the full gain on the sales of rental property, net of approximately $29.0 million for the six months ended June 30, 2018.

Assets Held for Sale

As of June 30, 2018, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $0.1 million, $1.4 million, and $0, respectively, for one building was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building contributed approximately $37,000, $0.1 million, $0.2 million and $0.4 million to revenue for the three and six months ended June 30, 2018 and 2017, respectively. This building contributed a net income (loss) of approximately $(49,000), $(0.1) million, $0.1 million and $0.2 million to net income for the three and six months ended June 30, 2018 and 2017, respectively.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the six months ended June 30, 2018.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Buena Vista, VA(4)	1	Change in estimated hold period	(5)	Discounted cash flows	(7)
Sergeant Bluff, IA(4)	1	Change in estimated hold period	(6)	Discounted cash flows	(7)
Three months ended March 31, 2018						$3,176	$2,934
Six months ended June 30, 2018						$3,176	$2,934

(1)	As defined by CoStar Realty Information Inc.

(2)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(3)
The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

(4)	These buildings do not have markets as defined by CoStar Realty Information Inc.

(5)	This property was sold subsequent to June 30, 2018.

(6)	This property was sold during the six months ended June 30, 2018.

(7)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.

Deferred Leasing Intangibles

The following table sets forth the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$69,560	$(29,944)	$39,616	$78,558	$(36,810)	$41,748
Other intangible lease assets	467,001	(190,396)	276,605	515,337	(243,832)	271,505
Total deferred leasing intangible assets	$536,561	$(220,340)	$316,221	$593,895	$(280,642)	$313,253

Below market leases	$32,663	$(11,835)	$20,828	$34,776	$(13,555)	$21,221
Total deferred leasing intangible liabilities	$32,663	$(11,835)	$20,828	$34,776	$(13,555)	$21,221

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2018	2017	2018	2017
Net decrease to rental income related to above and below market lease amortization	$849	$1,259	$2,056	$2,555
Amortization expense related to other intangible lease assets	$18,237	$17,420	$36,337	$35,813

The following table sets forth the amortization of deferred leasing intangibles over the next five calendar years beginning with 2018 as of June 30, 2018.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2018	$33,763	$1,974
2019	$54,370	$3,980
2020	$44,279	$3,599
2021	$33,573	$2,195
2022	$26,464	$1,185

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2018 and December 31, 2017.

Loan	Principal Outstanding as of June 30, 2018 (in thousands)	Principal Outstanding as of December 31, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$17,000	$271,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	17,000	271,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	75,000	—	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	525,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,255)	(3,735)
Total carrying value unsecured term loans, net	521,745	446,265

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	—	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	—	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,707)	(1,766)
Total carrying value unsecured notes, net	572,293	398,234

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	54,082	54,949	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,851	3,906	4.78%	Dec-15-2023	iv
Total mortgage notes	57,933	58,855
Total unamortized fair market value premiums	55	61
Less: Total unamortized deferred financing fees and debt issuance costs	(567)	(634)
Total carrying value mortgage notes, net	57,421	58,282
Total / weighted average interest rate (5)	$1,168,459	$1,173,781	3.84%

(1)
Interest rate as of June 30, 2018. At June 30, 2018, the one-month LIBOR (“L”) was 2.09025%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)
The capacity of the unsecured credit facility is $450.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.2 million and $1.5 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

(4)	The remaining capacity was $75.0 million as of June 30, 2018. The Company funded the remaining $75.0 million on July 27, 2018.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of June 30, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of June 30, 2018 was approximately $502.1 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $7.8 million and $5.6 million as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2018	2017	2018	2017
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$547	$504	$1,081	$1,007
Facility fees and unused fees	$314	$278	$653	$553

On April 10, 2018, the Company entered into a note purchase agreement (“NPA”) for the private placement by the Operating Partnership of $75.0 million senior unsecured notes (“Series G Unsecured Notes”) maturing June 13, 2025 with a fixed annual interest rate of 4.10%, and $100.0 million senior unsecured notes (“Series H Unsecured Notes”) maturing June 13, 2028 with a fixed annual interest rate of 4.27%. The NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes. The Operating Partnership issued the Series G Unsecured Notes and the Series H Unsecured Notes on June 13, 2018. In addition, on April 10, 2018, the Company entered into amendments to the note purchase agreements related to the Company’s outstanding unsecured notes to conform certain provisions in the agreements to the provisions in the NPA.

On March 28, 2018, the Company drew $75.0 million of the $150.0 million unsecured term loan that was entered into on July 28, 2017. On July 27, 2018, the Company drew the remaining $75.0 million of the $150.0 million unsecured term loan.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2018 and December 31, 2017 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $88.8 million and $90.9 million at June 30, 2018 and December 31, 2017, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table presents the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018		December 31, 2017
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$17,000	$17,025	$271,000	$271,528
Unsecured term loans	525,000	526,561	450,000	451,463
Unsecured notes	575,000	580,045	400,000	415,599
Mortgage notes	57,933	57,721	58,855	59,769
Total principal amount	1,174,933	$1,181,352	1,179,855	$1,198,359
Add: Total unamortized fair market value premiums	55		61
Less: Total unamortized deferred financing fees and debt issuance costs	(6,529)		(6,135)
Total carrying value	$1,168,459		$1,173,781

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

The following table details the Company’s outstanding interest rate swaps as of June 30, 2018. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$487	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$692	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$337	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$220	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$685	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,363	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$958	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$680	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$408	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$634	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$632	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$1,160	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$797	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$197	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$374	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$320	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$942	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,887	1.8475%	One-month L	Jan-04-2023

The fair value of the interest rate swaps outstanding as of June 30, 2018 and December 31, 2017 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2018	Fair Value June 30, 2018	Notional Amount December 31, 2017	Fair Value December 31, 2017
Interest rate swaps-Asset	$725,000	$15,596	$475,000	$6,079
Interest rate swaps-Liability	$—	$—	$250,000	$(1,217)

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $3.8 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$3,284	$(1,956)	$10,777	$(1,442)
Income (loss) reclassified from accumulated other comprehensive income into income (loss) as interest expense	$256	$(446)	$26	$(1,144)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$11,505	$10,631	$22,891	$21,103

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of June 30, 2018, the Company had no derivatives that were in a net liability position by counterparty.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		Fair Value Measurements as of June 30, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$15,596	$—	$15,596	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$6,079	$—	$6,079	$—
Interest rate swaps-Liability	$(1,217)	$—	$(1,217)	$—

6. Equity

Preferred Stock

On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) on July 11, 2018. The Company redeemed the Series B Preferred Stock on July 11, 2018 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest, in an amount equal to $0.0460069 per share. As of June 30, 2018, the outstanding Series B Preferred Stock was reclassified out of stockholders’ equity and was recorded as a liability at the liquidation preference value on the accompanying Consolidated Balance Sheets. The Company recognized a deemed dividend to the holders of the Series B Preferred Stock of approximately $2.7 million on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2018 related to redemption costs and the original issuance costs of the Series B Preferred Stock.

Excluding the Series B Preferred Stock, which was redeemed on July 11, 2018, the table below sets forth the Company’s outstanding preferred stock issuances as of June 30, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the six months ended June 30, 2018 and the year ended December 31, 2017.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
June 30	April 10, 2018	$0.4140625	$0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625	0.4296875	April 2, 2018
Total		$0.8281250	$0.8593750

Quarter Ended 2017	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
December 31	November 2, 2017	$0.4140625	$0.4296875	December 29, 2017
September 30	July 31, 2017	0.4140625	0.4296875	September 29, 2017
June 30	May 1, 2017	0.4140625	0.4296875	June 30, 2017
March 31	February 15, 2017	0.4140625	0.4296875	March 31, 2017
Total		$1.6562500	$1.7187500

On July 11, 2018, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2018 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table sets forth the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2018.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$312,911

The table below set forth the activity under the ATM common stock offering programs during the six months ended June 30, 2018 and year ended December 31, 2017 (in thousands, except share data).

	Six months ended June 30, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	6,819,580	$25.92	$176,762	$1,759	$175,003
Total/weighted average	6,819,580	$25.92	$176,762	$1,759	$175,003

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	300,000	3,637	296,363
2016 $228 million ATM(1)	4,799,784	$24.42	117,216	1,604	115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	These programs ended before December 31, 2017.

Dividends

The table below sets forth the dividends attributable to the Company's outstanding shares of common stock that were declared during the six months ended June 30, 2018 and the year ended December 31, 2017.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 10, 2018	June 29, 2018	$0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$0.709998

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

On July 11, 2018, the Company’s board of directors declared the common stock dividends for the months ending July 31, 2018, August 31, 2018 and September 30, 2018 at a monthly rate of $0.118333 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 5, 2018 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2019. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the six months ended June 30, 2018 and the year ended December 31, 2017.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2016	272,337
Granted	75,001	(1)
Vested	(109,209)	(2)
Forfeited	(922)
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(6,248)
Balance at June 30, 2018	195,213

(1)	The fair value per share on the grant date of January 5, 2018 and January 6, 2017 was $26.40 and $24.41, respectively.

(2)	The Company repurchased and retired 41,975 and 40,836 restricted shares of common stock that vested during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2018 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Vested restricted shares of common stock	—	—	112,405	109,209
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$3,002	$2,591

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the six months ended June 30, 2018 and the year ended December 31, 2017.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(145,672)	145,672	—	N/A
Redemptions from Other Common Units to common stock	—	(332,055)	(332,055)	N/A
Balance at June 30, 2018	1,636,200	2,453,234	4,089,434	3.8%

LTIP Units

On March 12, 2018, the Company's board of directors appointed Michelle Dilley to serve as director of the Company. On March 12, 2018, Ms. Dilley was granted 3,930 LTIP units which, subject to Ms. Dilley's continued service, will vest on January 1, 2019.

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2018 (excluding those vested LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	March 12, 2018	January 5, 2018
Expected term (years)	10	10
Expected volatility	22.0%	22.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	2.46%	2.09%
Fair value of LTIP units at issuance (in thousands)	$90	$3,447
LTIP units at issuance	3,930	137,616
Fair value unit price per LTIP unit at issuance	$22.90	$25.05

The following table summarizes activity related to the Company’s unvested LTIP units for the six months ended June 30, 2018 and the year ended December 31, 2017.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(311,991)
Forfeited	—
Balance at June 30, 2018	313,118

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2018 was approximately $6.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Vested LTIP units	80,950	45,204	311,991	112,874
Fair value of vested LTIP units (in thousands)	$2,116	$1,248	$8,151	$2,911

8. Equity Incentive Plan

At the Company’s annual meeting of stockholders held on April 30, 2018, the Company’s stockholders approved an amendment and restatement of the 2011 Plan, under which the Company may issue equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on shares of the Company’s common stock, such as LTIP units, to executive officers, directors, employees and other individuals providing bona fide services to or for the Company or its affiliates. The amendment increased the total number of shares of common stock authorized and reserved for issuance under the 2011 Plan by 3,000,000 shares to an aggregate of 6,642,461 shares, subject to certain adjustments as described in the 2011 Plan. Awards previously granted under the 2011 Plan will remain in effect pursuant to their terms.

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The table below sets forth the assumptions used in valuing the performance units granted during the six months ended June 30, 2018.

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

The unrecognized compensation expense associated with the Company's performance units at June 30, 2018 was approximately $7.0 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, the 2015 OPP (performance units and the 2015 OPP, collectively the “Performance-based Compensation Plans”), and the Company’s director compensation for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2018	2017	2018	2017
Restricted shares of common stock	$429	$590	$863	$1,182
LTIP units	890	1,171	1,761	2,341
Performance-based Compensation Plans	796	537	1,625	1,074
Director compensation (1)	100	90	186	178
Total non-cash compensation expense	$2,215	$2,388	$4,435	$4,775

(1)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2018 and 2017. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three and six months ended June 30, 2018 and 2017, there were 195,940, 198,779, 237,382 and 238,598, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income	$14,964	$1,368	$40,113	$1,437
Less: preferred stock dividends	2,578	2,448	5,026	4,897
Less: redemption of preferred stock	2,661	—	2,661	—
Less: amount allocated to participating securities	69	83	140	166
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	392	(44)	1,334	(145)
Net income (loss) attributable to common stockholders	$9,264	$(1,119)	$30,952	$(3,481)
Denominator
Weighted average common shares outstanding — basic	100,386	88,181	98,713	85,012
Effect of dilutive securities(1)
Share-based compensation	347	—	324	—
Weighted average common shares outstanding — diluted	100,733	88,181	99,037	85,012
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.09	$(0.01)	$0.31	$(0.04)
Net income (loss) per share attributable to common stockholders — diluted	$0.09	$(0.01)	$0.31	$(0.04)

(1)
During the three and six months ended June 30, 2018 and 2017, there were approximately 196, 199, 237 and 239, respectively, unvested restricted shares of common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2017, there were approximately 670 and 666 unvested shares under the Performance-based Compensation Plans on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

The Company has letters of credit of approximately $5.9 million as of June 30, 2018 related to construction projects and certain other agreements.

11. Subsequent Events

The following non-recognized subsequent events were noted.

On July 11, 2018, the Company redeemed all 2,800,000 issued and outstanding shares of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest, in an amount equal to $0.0460069 per share.

On July 26, 2018, the Company entered into a $175.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.20% based on the Company’s current consolidated leverage ratio, as defined in the loan agreement, and matures on January 15, 2024. On July 24, 2018, the Company entered into four interest rate swaps with a total notional amount of $175.0 million to fix LIBOR at 2.9187% on the new unsecured term loan. The interest rate swaps will become effective on July 26, 2019 and expire on January 15, 2024.

On July 26, 2018, the Company closed on the refinancing of the unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate to LIBOR plus 1.05% based on the Company’s current consolidated leverage ratio, as defined in the credit agreement. In addition, on July 26, 2018, the Company entered into amendments to the loan agreements related to the Company’s existing unsecured term loans to conform certain provisions in the agreements to the provisions in the Company’s new $175.0 million unsecured term loan and refinanced unsecured credit facility.

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

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of June 30, 2018 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of June 30, 2018, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over eight years of economic growth, some uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In June 2018, the federal funds target rate was raised 25 basis points to a target range of 1.75% to 2.00%. This announcement combined with the unwinding of its balance sheet by selling Treasury securities and anticipation of at least one more rate increases in 2018 are signs of the Central Bank’s confidence in the economy. The current trajectory of the federal funds target rate aligns with the Central Bank’s consistent commentary that future rate increases would be gradual. If interest rates rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rate increases.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2018, our Operating Portfolio was approximately 96.6% leased and our straight-line (“SL”) rent change (as defined below) on new and renewal leases together grew approximately 14.6% and 15.6% during the three and six months ended June 30, 2018, respectively. We define the Operating Portfolio as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets and assets contained in the Value Add Portfolio. We define Stabilization for assets under redevelopment to occur upon the earlier of achieving 90% occupancy or twelve months after completion. Stabilization for assets that were acquired and immediately added to the Value Add Portfolio occurs under the following: (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or twelve months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or twelve months after the known move-outs have occurred. We define the Value Add Portfolio as properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; or (iii) out of service with significant physical renovation of the asset.

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

The following table provides a summary of our Operating Portfolio leases executed during the three and six months ended June 30, 2018. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Turnover Costs Per Square Foot(1)	Cash Rent Change(2)	SL Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended June 30, 2018
New Leases(6)	303,610	$4.55	$4.71	$1.69	7.4%	18.7%	6.5	$0.48
Renewal Leases(7)	2,328,792	4.07	4.17	0.77	8.1%	14.2%	4.1	0.16
Total/weighted average	2,632,402	$4.12	$4.24	$0.88	8.0%	14.6%	4.4	$0.20
Six months ended June 30, 2018
New Leases(6)	1,212,682	$3.49	$3.63	$2.14	19.5%	30.6%	7.3	$0.85
Renewal Leases(7)	4,731,327	3.93	4.06	0.62	6.6%	13.3%	4.7	0.08
Total/weighted average	5,944,009	$3.84	$3.98	$0.93	8.3%	15.6%	5.2	$0.24

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.0% of our annualized base rental revenue will expire during the period from July 1, 2018 to June 30, 2019, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be higher than the rates under existing leases expiring during the period July 1, 2018 to June 30, 2019, thereby resulting in slightly higher revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of June 30, 2018, plus available space, for each of the ten calendar years beginning with 2018 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,221,813	—	—	—
Month-to-month leases	8	326,813	0.5%	$1,413	0.5%
Remainder of 2018	12	1,625,295	2.3%	6,954	2.4%
2019	55	8,820,977	12.7%	37,178	12.9%
2020	50	9,814,812	14.2%	41,945	14.5%
2021	67	10,674,808	15.4%	45,225	15.6%
2022	49	6,300,453	9.1%	27,231	9.4%
2023	42	8,140,057	11.8%	30,262	10.5%
2024	24	4,637,730	6.7%	18,936	6.5%
2025	20	3,621,282	5.2%	15,785	5.5%
2026	22	4,869,084	7.0%	18,949	6.6%
2027	10	1,779,084	2.6%	8,207	2.8%
Thereafter	40	8,640,214	12.5%	37,106	12.8%
Total/weighted average	399	72,472,422	100.0%	$289,191	100.0%

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of June 30, 2018.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	294	63,737,836	87.9%	96.5%	$251,678	87.0%
Light Manufacturing	58	6,575,609	9.1%	97.4%	28,578	9.9%
Total Operating Portfolio/weighted average	352	70,313,445	97.0%	96.6%	$280,256	96.9%

Value Add	6	1,427,100	2.0%	60.3%	3,655	1.3%
Flex/Office	12	731,877	1.0%	64.9%	5,280	1.8%
Total portfolio/weighted average	370	72,472,422	100.0%	95.6%	$289,191	100.0%

(1)
We define Occupancy Rate as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

Portfolio Acquisitions

The following table summarizes our acquisitions during the six months ended June 30, 2018.

Market (1)	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	203,000	1	$10,755
Minneapolis/St Paul, MN	145,351	1	13,538
Philadelphia, PA	278,582	1	18,277
Houston, TX	242,225	2	22,478
Greenville/Spartanburg, SC	222,710	1	13,773
Three months ended March 31, 2018	1,091,868	6	78,821
Chicago, IL	169,311	2	10,975
Milwaukee/Madison, WI	53,680	1	4,316
Pittsburgh, PA	175,000	1	15,380
Detroit, MI	274,500	1	19,328
Minneapolis/St Paul, MN	509,910	2	26,983
Cincinnati/Dayton, OH	158,500	1	7,317
Baton Rouge, LA	279,236	1	21,379
Las Vegas, NV	122,472	1	17,920
Greenville/Spartanburg, SC	131,805	1	5,621
Denver, CO	64,750	1	7,044
Cincinnati/Dayton, OH	465,136	1	16,421
Charlotte, NC	69,200	1	5,446
Houston, TX	252,662	1	27,170
Three months ended June 30, 2018	2,726,162	15	185,300
Six months ended June 30, 2018	3,818,030	21	$264,121
(1) As defined by CoStar Realty Information Inc.

Portfolio Dispositions

During the six months ended June 30, 2018, we sold seven buildings comprised of approximately 1.7 million square feet with a net book value of approximately $50.7 million to third parties. Net proceeds from the sales of rental property were approximately $79.7 million and we recognized the full gain on the sales of rental property, net of approximately $29.0 million for the six months ended June 30, 2018.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2018.

Top Ten Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.8%
Chicago, IL	9.1%
Greenville/Spartanburg, SC	4.9%
Milwaukee/Madison, WI	3.8%
Cincinnati/Dayton, OH	3.8%
Detroit, MI	3.6%
Houston, TX	3.3%
Charlotte, NC	3.1%
Minneapolis/St Paul, MN	2.9%
West Michigan, MI	2.5%
Total	46.8%
(1) As defined by CoStar Realty Information Inc.

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2018.

Top Ten Tenant Industries	% of Total Annualized Base Rental Revenue
Capital Goods	13.7%
Automobiles & Components	13.3%
Materials	11.5%
Transportation	9.5%
Consumer Durables & Apparel	9.4%
Food, Beverage & Tobacco	8.4%
Commercial & Prof Services	7.4%
Retailing	5.3%
Household & Personal Products	4.8%
Food & Staples Retailing	3.8%
Total	87.1%

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2018.

Top Ten Tenants	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	2.4%
XPO Logistics	4	1.9%
Deckers Outdoor	2	1.5%
Yanfeng US Automotive Interior	3	1.3%
Solo Cup	1	1.3%
TriMas Corporation	4	1.3%
DHL	4	1.1%
FedEx	3	1.0%
Generation Brands	1	0.9%
Carolina Beverage Group	2	0.9%
Total	25	13.6%

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

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after March 31, 2017. On June 30, 2018, we owned 291 industrial buildings consisting of approximately 57.8 million square feet, which represents approximately 79.8% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.1% to 96.3% as of June 30, 2018 compared to 96.4% as of June 30, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2018 and 2017 with respect to the buildings acquired and disposed of or Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after March 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$56,942	$55,588	$1,354	2.4%	$12,046	$4,030	$3,152	$2,108	$72,140	$61,726	$10,414	16.9%
Tenant recoveries	9,729	9,182	547	6.0%	2,259	697	738	522	12,726	10,401	2,325	22.4%
Other income	407	52	355	682.7%	199	1	2	13	608	66	542	821.2%
Total operating revenue	67,078	64,822	2,256	3.5%	14,504	4,728	3,892	2,643	85,474	72,193	13,281	18.4%
Expenses
Property	12,323	11,456	867	7.6%	2,376	994	1,425	1,185	16,124	13,635	2,489	18.3%
Net operating income (2)	$54,755	$53,366	$1,389	2.6%	$12,128	$3,734	$2,467	$1,458	69,350	58,558	10,792	18.4%
Other expenses
General and administrative									7,978	7,939	39	0.5%
Property acquisition costs									—	2,558	(2,558)	(100.0)%
Depreciation and amortization									40,901	36,147	4,754	13.2%
Other expenses									350	1,250	(900)	(72.0)%
Total other expenses									49,229	47,894	1,335	2.8%
Total expenses									65,353	61,529	3,824	6.2%
Other income (expense)
Interest expense									(11,505)	(10,631)	(874)	8.2%
Loss on extinguishment of debt									—	(2)	2	(100.0)%
Gain on the sales of rental property, net									6,348	1,337	5,011	374.8%
Total other income (expense)									(5,157)	(9,296)	4,139	(44.5)%
Net income									$14,964	$1,368	$13,596	993.9%

(1)
Includes flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after March 31, 2017. Also includes termination income from same store properties, which is excluded for the purposes of calculating same store portfolio NOI.

(2)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $13.6 million or 993.9% to $15.0 million for the three months ended June 30, 2018, compared to $1.4 million for the three months ended June 30, 2017.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income increased by $1.4 million or 2.4% to $56.9 million for the three months ended June 30, 2018 compared to $55.6 million for the three months ended June 30, 2017. Approximately $2.2 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.4 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $1.2 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.5 million or 6.0% to $9.7 million for the three months ended June 30, 2018 compared to $9.2 million for the three months ended June 30, 2017. Approximately $1.0 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.5 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $0.9 million or 7.6% to $12.3 million for the three months ended June 30, 2018 compared to $11.5 million for the three months ended June 30, 2017. This increase was primarily related to increases in general repairs and maintenance expense of approximately $0.5 million, an increase in real estate taxes levied by the related taxing authority of approximately $0.2 million, and an increase of approximately $0.2 million in utilities expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to March 31, 2017, we acquired 57 buildings consisting of approximately 11.4 million square feet (excluding six buildings that were included in the Value Add Portfolio at June 30, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after March 31, 2017), and sold 17 buildings consisting of approximately 3.5 million square feet. For the three months ended June 30, 2018 and 2017, the buildings acquired after March 31, 2017 contributed approximately $11.5 million and $1.3 million to NOI, respectively. For the three months ended June 30, 2018 and 2017, the buildings sold after March 31, 2017 contributed approximately $0.6 million and $2.4 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after March 31, 2017. Also included is termination income from buildings in our same store portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At June 30, 2018, we owned 12 flex/office buildings consisting of approximately 0.7 million square feet, six buildings in our Value Add Portfolio consisting of approximately 1.4 million square feet, and four buildings consisting of approximately 1.2 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after March 31, 2017. These buildings contributed approximately $2.4 million and $1.1 million to NOI for the three months ended June 30, 2018 and 2017, respectively. Additionally, there was $0.1 million and $0.4 million of termination fee income from certain buildings in our same store portfolio for the three months ended June 30, 2018 and 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses increased $1.3 million or 2.8% for the three months ended June 30, 2018 to $49.2 million compared to $47.9 million for the three months ended June 30, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $4.8 million as a result of buildings acquired which increased the depreciable asset base.This was partially offset by a decrease in property acquisition costs of approximately $2.6 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Additionally, other expenses decreased by approximately $0.9 million primarily due to the estimated fair value of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC of approximately $0.9 million during the three months ended June 30, 2017.

Total Other Income (Expense)

Total other income (expense) consists of interest expense, loss on extinguishment of debt, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased $4.1 million or 44.5% to $5.2 million for the three months ended June 30, 2018 compared $9.3 million for the three months ended June 30, 2017. This decrease is primarily the result of an increase in the gain on the sales of rental property, net of approximately $5.0 million. This was offset by an increase in interest expense of approximately $0.9 million which was primarily attributable to a higher unsecured credit facility balance during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and the issuance of new unsecured term loans and unsecured notes as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements, which was slightly offset by the repayment of several mortgage notes during the year ended December 31, 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2016. On June 30, 2018, we owned 279 industrial buildings consisting of approximately 55.3 million square feet, which represents approximately 76.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.1% to 96.1% as of June 30, 2018 compared to 96.2% as of June 30, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2018 and 2017 with respect to the buildings acquired and disposed of or Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other (1)		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$107,957	$106,093	$1,864	1.8%	$27,088	$10,330	$7,023	$4,525	$142,068	$120,948	$21,120	17.5%
Tenant recoveries	19,049	17,603	1,446	8.2%	5,288	1,935	1,588	1,048	25,925	20,586	5,339	25.9%
Other income	471	87	384	441.4%	200	7	93	45	764	139	625	449.6%
Total operating revenue	127,477	123,783	3,694	3.0%	32,576	12,272	8,704	5,618	168,757	141,673	27,084	19.1%
Expenses
Property	24,058	21,927	2,131	9.7%	6,233	2,596	3,332	2,388	33,623	26,911	6,712	24.9%
Net operating income (2)	$103,419	$101,856	$1,563	1.5%	$26,343	$9,676	$5,372	$3,230	135,134	114,762	20,372	17.8%
Other expenses
General and administrative									16,726	16,710	16	0.1%
Property acquisition costs									—	3,298	(3,298)	(100.0)%
Depreciation and amortization									80,866	72,100	8,766	12.2%
Loss on impairments									2,934	—	2,934	100.0%
Loss on involuntary conversion									—	330	(330)	(100.0)%
Other expenses									641	1,444	(803)	(55.6)%
Total other expenses									101,167	93,882	7,285	7.8%
Total expenses									134,790	120,793	13,997	11.6%
Other income (expense)
Interest expense									(22,891)	(21,103)	(1,788)	8.5%
Loss on extinguishment of debt									—	(2)	2	(100.0)%
Gain on the sales of rental property, net									29,037	1,662	27,375	1,647.1%
Total other income (expense)									6,146	(19,443)	25,589	131.6%
Net income									$40,113	$1,437	$38,676	2,691.4%

(1)
Includes flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. Also includes termination income from same store properties, which is excluded for the purposes of calculating same store portfolio NOI.

(2)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $38.7 million or 2,691.4% to $40.1 million for the six months ended June 30, 2018 compared to $1.4 million for the six months ended June 30, 2017.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant reimbursements for insurance, real estate taxes and certain other expenses (“tenant recoveries”).

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income increased by $1.9 million or 1.8% to $108.0 million for the six months ended June 30, 2018 compared to $106.1 million for the six months ended June 30, 2017. Approximately $3.5 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.5 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $2.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $1.4 million or 8.2% to $19.0 million for the six months ended June 30, 2018 compared to $17.6 million for the six months ended June 30, 2017. Approximately $2.3 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.9 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $2.1 million or 9.7% to $24.1 million for the six months ended June 30, 2018 compared to $21.9 million for the six months ended June 30, 2017. This increase was primarily related to increases in general repairs and maintenance expense of approximately $0.8 million, an increase in real estate taxes levied by the related taxing authority of approximately $0.7 million, and an increase of approximately $0.6 million in snow removal and utilities expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to December 31, 2016, we acquired 68 buildings consisting of approximately 13.7 million square feet (excluding six buildings that were included in the Value Add Portfolio at June 30, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016), and sold 18 buildings consisting of approximately 3.6 million square feet. For the six months ended June 30, 2018 and June 30, 2017, the buildings acquired after December 31, 2016 contributed approximately $25.2 million and $4.7 million to NOI, respectively. For the six months ended June 30, 2018 and June 30, 2017, the buildings sold after December 31, 2016 contributed approximately $1.1 million and $5.0 million to net operating income, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. Also included is termination income from buildings from our same store portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At June 30, 2018 we owned 12 flex/office buildings consisting of approximately 0.7 million square feet, six buildings in our Value Add Portfolio consisting of approximately 1.4 million square feet, and five buildings consisting of approximately 1.4 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. These buildings contributed approximately $5.1 million and $2.5 million to NOI for the six months ended June 30, 2018 and June 30, 2017, respectively. Additionally, there was $0.3 million and $0.7 million of termination fee income from certain buildings in our same store portfolio for the six months ended June 30, 2018 and June 30, 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expense, property acquisition costs, depreciation and amortization, loss on impairments, loss on involuntary conversion, and other expenses.

Total other expenses increased $7.3 million or 7.8% for the six months ended June 30, 2018 to $101.2 million compared to $93.9 million for the six months ended June 30, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $8.8 million as a result of buildings acquired which increased the depreciable asset base. The increase was also attributable to two buildings that were impaired in the amount of approximately $2.9 million during the six months ended June 30, 2018, whereas there were no buildings impaired during the six months ended June 30, 2017. These increases were partially offset by a decrease in property acquisition costs of approximately $3.3 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Additionally, loss on involuntary conversion decreased approximately $0.3 million as there were no involuntary conversion events during the six months ended June 30, 2018, and other expenses decreased by approximately $0.8 million primarily due to the estimated fair value of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC of approximately $0.9 million during the six months ended June 30, 2017.

Total Other Income (Expense)

Total other income (expense) consists of interest expense, loss on extinguishment of debt, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other expense increased $25.6 million or 131.6% to a net other income position of $6.1 million for the six months ended June 30, 2018 compared to a net other expense of $19.4 million for the six months ended June 30, 2017. This increase was primarily the result of an increase in the gain on the sales of rental property of approximately $27.4 million. This was offset by an increase in interest expense of approximately $1.8 million which was primarily attributable to a higher unsecured credit facility balance during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, and the issuance of new unsecured term loans and unsecured notes as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. The increase in interest expense was slightly offset by the repayment of several mortgage notes during the year ended December 31, 2017.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2018	2017	2018	2017
Net income	$14,964	$1,368	$40,113	$1,437
Rental property depreciation and amortization	40,826	36,076	80,718	71,955
Loss on impairments	—	—	2,934	—
Gain on the sales of rental property, net	(6,348)	(1,337)	(29,037)	(1,662)
FFO	49,442	36,107	94,728	71,730
Preferred stock dividends	(2,578)	(2,448)	(5,026)	(4,897)
Redemption of preferred stock	(2,661)	—	(2,661)	—
FFO attributable to common stockholders and unit holders	$44,203	$33,659	$87,041	$66,833

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2018	2017	2018	2017
Net income	$14,964	$1,368	$40,113	$1,437
Asset management fee income	—	(13)	—	(43)
General and administrative	7,978	7,939	16,726	16,710
Property acquisition costs	76	2,558	76	3,298
Depreciation and amortization	40,901	36,147	80,866	72,100
Interest expense	11,505	10,631	22,891	21,103
Loss on impairments	—	—	2,934	—
Loss on involuntary conversion	—	—	—	330
Loss on extinguishment of debt	—	2	—	2
Other expenses	274	359	565	553
Loss on incentive fee	—	891	—	891
Gain on the sales of rental property, net	(6,348)	(1,337)	(29,037)	(1,662)
Net operating income	$69,350	$58,545	$135,134	$114,719

Cash Flows

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

The following table summarizes our cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2018	2017	$	%
Net cash provided by operating activities	$97,321	$76,353	$20,968	27.5%
Net cash used in investing activities	$198,935	$368,876	$(169,941)	(46.1)%
Net cash provided by financing activities	$91,541	$287,177	$(195,636)	(68.1)%

Net cash provided by operating activities increased $21.0 million to $97.3 million for the six months ended June 30, 2018 compared to $76.4 million for the six months ended June 30, 2017. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $169.9 million to $198.9 million for the six months ended June 30, 2018 compared to $368.9 million for the six months ended June 30, 2017. The decreased cash outflow was primarily due to the acquisition of 21 buildings for a total cash consideration of approximately $264.1 million for the six months ended June 30, 2018 compared to the acquisition of 32 buildings for a total cash consideration of approximately $366.4 million for the six months ended June 30, 2017. The decrease is also attributable to the sale of seven buildings during the six months ended June 30, 2018 for net proceeds of approximately $79.7 million, compared to the six months ended June 30, 2017 where we sold four buildings for net proceeds of approximately $10.3 million.

Net cash provided by financing activities decreased $195.6 million to $91.5 million for the six months ended June 30, 2018 compared to $287.2 million for the six months ended June 30, 2017. The decrease was primarily due to an increase in net cash outflow on our unsecured credit facility of approximately $356.0 million and a decrease in proceeds from sales of common stock of approximately $97.6 million, as well as an approximately $8.4 million increase in dividends paid during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases in net cash outflow were partially offset by the $75.0 million draw on the unsecured term loan that was entered into on July 28, 2017, the funding of the unsecured notes that were entered into on April 10, 2018 of $175.0 million, as well as a decrease in the repayment of mortgage notes of approximately $16.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

As of June 30, 2018, we had total immediate liquidity of approximately $514.0 million, comprised of $11.9 million of cash and cash equivalents and $502.1 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our outstanding common stock that had a record date during the six months ended June 30, 2018. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 10, 2018	June 29, 2018	$0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$0.709998

On July 11, 2018, our board of directors declared the common stock dividends for the months ending July 31, 2018, August 31, 2018 and September 30, 2018 at a monthly rate of $0.118333 per share of common stock.

We pay quarterly cumulative dividends on the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) and the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Stock Issuances”) at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the six months ended June 30, 2018.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share	Series C Preferred Stock Per Share	Payment Date
June 30	April 10, 2018	$0.4140625	$0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625	0.4296875	April 2, 2018
Total		$0.8281250	$0.8593750

On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock on July 11, 2018. We redeemed the Series B Preferred Stock on July 11, 2018 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest, in an amount equal to $0.0460069 per share.

On July 11, 2018, our board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2018 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2018.

Loan	Principal Outstanding as of June 30, 2018 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$17,000	L + 1.15%	Dec-18-2019	i
Total unsecured credit facility	17,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D (4)	75,000	L + 1.30%	Jan-04-2023	i
Total unsecured term loans	525,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,255)
Total carrying value unsecured term loans, net	521,745

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,707)
Total carrying value unsecured notes, net	572,293

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	54,082	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,851	4.78%	Dec-15-2023	iv
Total mortgage notes	57,933
Total unamortized fair market value premiums	55
Less: Total unamortized deferred financing fees and debt issuance costs	(567)
Total carrying value mortgage notes, net	57,421
Total / weighted average interest rate (5)	$1,168,459	3.84%

(1)
Interest rate as of June 30, 2018. At June 30, 2018, the one-month LIBOR (“L”) was 2.09025%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)	The capacity of the unsecured credit facility is $450.0 million.

(4)	The remaining capacity was $75.0 million as of June 30, 2018. We funded the remaining $75.0 million on July 27, 2018.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of June 30, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of June 30, 2018 was approximately $502.1 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2018, we were in compliance with the applicable financial covenants.

On July 26, 2018, we entered into a $175.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.20% based on our current consolidated leverage ratio, as defined in the loan agreement, and matures on January 15, 2024. On July 24, 2018, we entered into four interest rate swaps with a total notional amount of $175.0 million to fix LIBOR at 2.9187% on the new unsecured term loan. The interest rate swaps will become effective on July 26, 2019 and expire on January 15, 2024.

On July 26, 2018, we closed on the refinancing of the unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate to LIBOR plus 1.05% based on our current consolidated leverage ratio, as defined in the credit agreement. In addition, on July 26, 2018, we entered into amendments to the loan agreements related to our existing unsecured term loans to conform certain provisions in the agreements to the provisions in our new $175.0 million unsecured term loan and refinanced unsecured credit facility.

On April 10, 2018, we entered into a note purchase agreement for the private placement by the Operating Partnership of $75.0 million senior unsecured notes (“Series G Unsecured Notes”) maturing June 13, 2025 with a fixed annual interest rate of 4.10%, and $100.0 million senior unsecured notes (“Series H Unsecured Notes”) maturing June 13, 2028 with a fixed annual interest rate of 4.27%. We issued the Series G Unsecured Notes and the Series H Unsecured Notes on June 13, 2018. In addition, on April 10, 2018, we entered into amendments to the note purchase agreements related to our outstanding unsecured notes to conform certain provisions in the agreements to the provisions in the new note purchase agreement.

On March 28, 2018, we drew $75.0 million of the $150.0 million unsecured term loan that was entered into on July 28, 2017. On July 27, 2018, we drew the remaining $75.0 million of the $150.0 million unsecured term loan.

The chart below details our debt capital structure as of June 30, 2018.

Debt Capital Structure	June 30, 2018
Total principal outstanding (in thousands)	$1,174,933
Weighted average duration (years)	5.2
% Secured debt	5%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	36%

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

Equity

Preferred Stock

On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. We redeemed the Series B Preferred Stock on July 11, 2018 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest, in an amount equal to $0.0460069 per share.

Excluding the Series B Preferred Stock, which was redeemed on July 11, 2018, the table below sets forth our outstanding preferred stock issuances as of June 30, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Series C Preferred Stock ranks on parity and rank senior to our common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series C Preferred Stock prior to March 17, 2021, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control.

Common Stock

The following sets forth our at-the-market (“ATM”) common stock offering program as of June 30, 2018. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$312,911

The table below set forth the activity for the ATM common stock offering programs during the three and six months ended June 30, 2018 (in thousands, except share data).

	Three and six months ended June 30, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	6,819,580	$25.92	$176,762	$1,759	$175,003
Total/weighted average	6,819,580	$25.92	$176,762	$1,759	$175,003

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2018, we owned approximately 96.2% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 3.8%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2018, all of our outstanding variable rate debt, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of June 30, 2018.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$487	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$692	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$337	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$220	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$685	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,363	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$958	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$680	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$408	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$634	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$632	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$1,160	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$797	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$197	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$374	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$320	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$941	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$942	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,887	1.8475%	One-month L	Jan-04-2023

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2018, the fair value of all of our 21 interest rate swaps were in an asset position of approximately $15.6 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2018, we had $542.0 million of variable rate debt. As of June 30, 2018, all of our outstanding variable rate debt was fixed with interest rate swaps. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2018, we had letters of credit related to development projects and certain other agreements of approximately $5.9 million. As of June 30, 2018, we had no other material off-balance sheet arrangements.

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

As of June 30, 2018, we had $542.0 million of outstanding variable rate debt that was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
3.2	Third Amended and Restated Bylaws of STAG Industrial, Inc. (1)
10.1	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan (1)
10.2	Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (2)
10.3	Third Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (2)
10.4	Second Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (2)
10.5	First Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on May 1, 2018.

(2)	Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: July 31, 2018	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)