Form 10-Q
period 2018-09-30
STAG Industrial, Inc.
filed 2018-11-01
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock ($0.01 par value)	108,893,286
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Rental Property:
Land	$355,590	$321,560
Buildings and improvements, net of accumulated depreciation of $301,787 and $249,057, respectively	2,202,755	1,932,764
Deferred leasing intangibles, net of accumulated amortization of $237,892 and $280,642, respectively	327,734	313,253
Total rental property, net	2,886,079	2,567,577
Cash and cash equivalents	6,024	24,562
Restricted cash	5,231	3,567
Tenant accounts receivable, net	39,170	33,602
Prepaid expenses and other assets	35,122	25,364
Interest rate swaps	17,649	6,079
Assets held for sale, net	—	19,916
Total assets	$2,989,275	$2,680,667
Liabilities and Equity
Liabilities:
Unsecured credit facility	$95,000	$271,000
Unsecured term loans, net	596,085	446,265
Unsecured notes, net	572,389	398,234
Mortgage notes, net	56,993	58,282
Accounts payable, accrued expenses and other liabilities	53,445	43,216
Interest rate swaps	—	1,217
Tenant prepaid rent and security deposits	19,328	19,045
Dividends and distributions payable	14,530	11,880
Deferred leasing intangibles, net of accumulated amortization of $13,043 and $13,555, respectively	20,708	21,221
Total liabilities	1,428,478	1,270,360
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, -0- and 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2018 and December 31, 2017	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 107,825,791 and 97,012,543 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,078	970
Additional paid-in capital	2,003,983	1,725,825
Cumulative dividends in excess of earnings	(589,785)	(516,691)
Accumulated other comprehensive income	16,485	3,936
Total stockholders’ equity	1,506,761	1,359,040
Noncontrolling interest	54,036	51,267
Total equity	1,560,797	1,410,307
Total liabilities and equity	$2,989,275	$2,680,667
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Rental income	$75,159	$65,673	$217,227	$186,621
Tenant recoveries	13,518	12,366	39,443	32,952
Other income	269	105	1,033	244
Total revenue	88,946	78,144	257,703	219,817
Expenses
Property	17,112	15,401	50,735	42,312
General and administrative	8,911	8,380	25,637	25,090
Property acquisition costs	—	1,386	—	4,684
Depreciation and amortization	44,355	38,186	125,221	110,286
Loss on impairments	—	—	2,934	—
Loss on involuntary conversion	—	—	—	330
Other expenses	223	58	864	1,502
Total expenses	70,601	63,411	205,391	184,204
Other income (expense)
Interest and other income	3	2	16	10
Interest expense	(12,698)	(10,446)	(35,602)	(31,557)
Loss on extinguishment of debt	(13)	(13)	(13)	(15)
Gain on the sales of rental property, net	3,239	17,563	32,276	19,225
Total other income (expense)	(9,469)	7,106	(3,323)	(12,337)
Net income	$8,876	$21,839	$48,989	$23,276
Less: income attributable to noncontrolling interest after preferred stock dividends	281	828	1,589	673
Net income attributable to STAG Industrial, Inc.	$8,595	$21,011	$47,400	$22,603
Less: preferred stock dividends	1,289	2,449	6,315	7,345
Less: redemption of preferred stock	—	—	2,661	—
Less: amount allocated to participating securities	69	84	209	250
Net income attributable to common stockholders	$7,237	$18,478	$38,215	$15,008
Weighted average common shares outstanding — basic	105,783	92,787	101,095	87,632
Weighted average common shares outstanding — diluted	106,333	93,435	101,495	88,238
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.07	$0.20	$0.38	$0.17
Net income per share attributable to common stockholders — diluted	$0.07	$0.20	$0.38	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$8,876	$21,839	$48,989	$23,276
Other comprehensive income:
Income on interest rate swaps	2,060	598	12,811	300
Other comprehensive income	2,060	598	12,811	300
Comprehensive income	10,936	22,437	61,800	23,576
Income attributable to noncontrolling interest after preferred stock dividends	(281)	(828)	(1,589)	(673)
Other comprehensive income attributable to noncontrolling interest	(76)	(26)	(509)	(13)
Comprehensive income attributable to STAG Industrial, Inc.	$10,579	$21,583	$59,702	$22,890
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit holders in Operating Partnership	Total Equity
		Shares	Amount
Nine months ended September 30, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock	—	10,387,962	104	276,353	—	—	276,457	—	276,457
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Offering costs	—	—	—	(3,129)	—	—	(3,129)	—	(3,129)
Dividends and distributions, net	—	—	—	—	(114,541)	—	(114,541)	(5,253)	(119,794)
Non-cash compensation activity, net	—	73,231	1	1,829	(537)	—	1,293	3,880	5,173
Redemption of common units to common stock	—	352,055	3	4,398	—	—	4,401	(4,401)	—
Rebalancing of noncontrolling interest	—	—	—	(6,434)	—	—	(6,434)	6,434	—
Other comprehensive income	—	—	—	—	—	12,302	12,302	509	12,811
Net income	—	—	—	—	47,400	—	47,400	1,589	48,989
Balance, September 30, 2018	$75,000	107,825,791	$1,078	$2,003,983	$(589,785)	$16,485	$1,506,761	$54,036	$1,560,797
Nine months ended September 30, 2017
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	13,165,996	132	339,492	—	—	339,624	—	339,624
Offering costs	—	—	—	(4,746)	—	—	(4,746)	—	(4,746)
Dividends and distributions, net	—	—	—	—	(100,509)	—	(100,509)	(4,932)	(105,441)
Non-cash compensation activity, net	—	43,492	—	2,911	(194)	—	2,717	3,509	6,226
Redemption of common units to common stock	—	300,991	3	3,314	—	—	3,317	(3,317)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	3,632	—	—	3,632	(3,632)	—
Other comprehensive income	—	—	—	—	—	287	287	13	300
Net income	—	—	—	—	22,603	—	22,603	673	23,276
Balance, September 30, 2017	$145,000	93,862,783	$939	$1,638,309	$(489,078)	$(1,209)	$1,293,961	$50,762	$1,344,723
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$48,989	$23,276
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,221	110,286
Loss on impairments	2,934	—
Loss on involuntary conversion	—	330
Non-cash portion of interest expense	1,698	1,465
Intangible amortization in rental income, net	3,206	3,873
Straight-line rent adjustments, net	(8,297)	(4,855)
Dividends on forfeited equity compensation	15	2
Loss on extinguishment of debt	13	15
Gain on the sales of rental property, net	(32,276)	(19,225)
Non-cash compensation expense	6,671	7,159
Change in assets and liabilities:
Tenant accounts receivable, net	501	(955)
Prepaid expenses and other assets	(9,597)	(10,479)
Accounts payable, accrued expenses and other liabilities	9,249	5,572
Tenant prepaid rent and security deposits	283	3,570
Total adjustments	99,621	96,758
Net cash provided by operating activities	148,610	120,034
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(382,981)	(405,790)
Additions of land and building and improvements	(23,578)	(27,539)
Acquisitions of other assets	(794)	—
Acquisitions of other liabilities	242	—
Proceeds from sales of rental property, net	89,407	43,454
Proceeds from insurance on involuntary conversion	—	857
Acquisition deposits, net	(695)	685
Acquisitions of deferred leasing intangibles	(74,851)	(79,961)
Net cash used in investing activities	(393,250)	(468,294)
Cash flows from financing activities:
Proceeds from unsecured credit facility	643,000	538,000
Repayment of unsecured credit facility	(819,000)	(321,000)
Proceeds from unsecured term loans	150,000	—
Proceeds from unsecured notes	175,000	—
Repayment of mortgage notes	(1,379)	(105,027)
Payment of loan fees and costs	(4,451)	(1,185)
Proceeds from sales of common stock	276,457	339,624
Redemption of preferred stock	(70,000)	—
Offering costs	(3,191)	(4,746)
Dividends and distributions	(117,146)	(103,655)
Repurchase and retirement of share-based compensation	(1,524)	(969)
Net cash provided by financing activities	227,766	341,042
Decrease in cash and cash equivalents and restricted cash	(16,874)	(7,218)
Cash and cash equivalents and restricted cash—beginning of period	28,129	21,805
Cash and cash equivalents and restricted cash—end of period	$11,255	$14,587
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$31,875	$30,476
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$18,558
Acquisitions of land and buildings and improvements	$(232)	$(17,304)
Acquisitions of deferred leasing intangibles	$(48)	$(2,064)
Partial disposal of building due to involuntary conversion of building	$—	$363
Investing other receivables due to involuntary conversion of building	$—	$(363)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,475)	$(13,201)
Additions to building and other capital improvements from non-cash compensation	$(20)	$(24)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$48	$30
Reclassification of preferred stock called for redemption to liability	$70,000	$—
Dividends and distributions accrued	$14,530	$11,516
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2018 and December 31, 2017, the Company owned a 96.4% and 95.9%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2018, the Company owned 381 buildings in 37 states with approximately 75.4 million rentable square feet, consisting of 313 warehouse/distribution buildings, 59 light manufacturing buildings, and 9 flex/office buildings. The Company’s buildings were approximately 95.4% leased to 330 tenants as of September 30, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and the Company adopted this standard effective January 1, 2018. As a result, the Company has included restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts on the accompanying Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior periods presented. For the nine months ended September 30, 2017, the effect of the change in accounting principle was a decrease in cash provided by operating activities of approximately $0.5 million and an increase in cash used in investing activities of approximately $5.6 million on the accompanying Consolidated Statements of Cash Flows.

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

New Accounting Standards Issued but not yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and various subsequent ASU’s, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 supersedes the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee, which will result in the recording of a right of use asset and the related lease liability. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using the modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of cumulative dividends in excess of earnings, by either applying the new guidance at the beginning of the earliest comparative period or by applying the new guidance at the adoption date. The Company intends to adopt available practical expedients which allows the Company to 1) not reassess whether any expired or existing contracts are or contain leases; 2) not reassess the lease classification for any expired or existing leases; and 3) not reassess initial direct costs for any existing leases. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and plans to adopt this standard effective January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on January 1, 2018, as discussed in “New Accounting Standards Adopted” above. While lease contracts with customers, which constitute a vast majority of the Company’s revenues, are specifically excluded from the model’s scope, once the new leases standard under ASU 2016-02 is adopted by the Company, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern may be different. In July 2018, the FASB issued ASU 2018-11 which amends Topic 842, Leases, and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance and both of the following are met: i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same; and ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this new expedient, if the non-lease components associated with the lease component are the predominant component of the combined component, a company should account for the combined component in accordance with Topic 606. Otherwise, the company should account for the combined component as an operating lease in accordance with Topic 842. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and plans to adopt this standard effective January 1, 2019.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$6,024	$24,562
Restricted cash	5,231	3,567
Total cash and cash equivalents and restricted cash	$11,255	$28,129

Tenant Accounts Receivable, net

As of September 30, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $0.6 million and $0.1 million, respectively.

As of September 30, 2018 and December 31, 2017, the Company had accrued rental income, net of allowance of approximately $30.7 million and $24.7 million, respectively. As of September 30, 2018 and December 31, 2017, the Company had an allowance on accrued rental income of $0.2 million and $0.2 million, respectively.

As of September 30, 2018 and December 31, 2017, the Company had approximately $14.6 million and $12.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company's remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2018 and December 31, 2017, the Company's total liability associated with these lease security deposits was approximately $8.7 million and $8.1 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Revenue Recognition

Tenant Recoveries

The Company estimates that real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company's consolidated financial statements, were approximately $3.8 million, $10.9 million, $2.9 million and $9.2 million for the three and nine months ended September 30, 2018 and 2017, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

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

Taxes

Federal Income Taxes

The Company's taxable REIT subsidiaries recognized a net loss of approximately $22,000, $0.1 million, $0.2 million and $0.4 million for the three and nine months ended September 30, 2018 and 2017, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.1 million, $0.6 million, $0.3 million and $0.7 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, respectively.

Uncertain Tax Positions

As of September 30, 2018 and December 31, 2017, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2018 and December 31, 2017.

Rental Property (in thousands)	September 30, 2018	December 31, 2017
Land	$355,590	$321,560
Buildings, net of accumulated depreciation of $190,538 and $160,281, respectively	2,006,013	1,756,579
Tenant improvements, net of accumulated depreciation of $35,495 and $32,714, respectively	30,577	30,138
Building and land improvements, net of accumulated depreciation of $75,754 and $56,062, respectively	160,496	143,170
Construction in progress	5,669	2,877
Deferred leasing intangibles, net of accumulated amortization of $237,892 and $280,642, respectively	327,734	313,253
Total rental property, net	$2,886,079	$2,567,577

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2018.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	January 11, 2018	203,000	1	$10,755
Minneapolis/St Paul, MN	January 26, 2018	145,351	1	13,538
Philadelphia, PA	February 1, 2018	278,582	1	18,277
Houston, TX	February 22, 2018	242,225	2	22,478
Greenville/Spartanburg, SC	March 30, 2018	222,710	1	13,773
Three months ended March 31, 2018		1,091,868	6	78,821
Chicago, IL	April 23, 2018	169,311	2	10,975
Milwaukee/Madison, WI	April 26, 2018	53,680	1	4,316
Pittsburgh, PA	April 30, 2018	175,000	1	15,380
Detroit, MI	May 9, 2018	274,500	1	19,328
Minneapolis/St Paul, MN	May 15, 2018	509,910	2	26,983
Cincinnati/Dayton, OH	May 23, 2018	158,500	1	7,317
Baton Rouge, LA	May 31, 2018	279,236	1	21,379
Las Vegas, NV	June 12, 2018	122,472	1	17,920
Greenville/Spartanburg, SC	June 15, 2018	131,805	1	5,621
Denver, CO	June 18, 2018	64,750	1	7,044
Cincinnati/Dayton, OH	June 25, 2018	465,136	1	16,421
Charlotte, NC	June 29, 2018	69,200	1	5,446
Houston, TX	June 29, 2018	252,662	1	27,170
Three months ended June 30, 2018		2,726,162	15	185,300
Knoxville, TN	July 10, 2018	106,000	1	6,477
Pittsburgh, PA	August 2, 2018	265,568	1	19,186
Raleigh/Durham, NC	August 2, 2018	365,000	1	21,067
Detroit, MI	August 6, 2018	439,150	1	21,077
Des Moines, IA	August 8, 2018	121,922	1	6,053
McAllen/Edinburg/Pharr, TX	August 9, 2018	270,084	1	18,523
Pittsburgh, PA	August 15, 2018	200,500	1	11,327
Minneapolis/St Paul, MN	August 24, 2018	120,606	1	8,422
Milwaukee/Madison, WI	September 28, 2018	100,800	1	7,484
Milwaukee/Madison, WI	September 28, 2018	174,633	2	13,288
Chicago, IL	September 28, 2018	105,637	1	6,368
Indianapolis, IN	September 28, 2018	478,721	1	29,085
Augusta/Richmond County, GA	September 28, 2018	203,726	1	9,379
Charlotte, NC	September 28, 2018	301,000	1	16,807
Three months ended September 30, 2018		3,253,347	15	194,543
Nine months ended September 30, 2018		7,071,377	36	$458,664
(1) As defined by CoStar Realty Information Inc.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2018 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$39,340	N/A
Buildings	317,293	N/A
Tenant improvements	4,849	N/A
Building and land improvements	21,731	N/A
Deferred leasing intangibles - In-place leases	52,276	8.7
Deferred leasing intangibles - Tenant relationships	21,861	11.8
Deferred leasing intangibles - Above market leases	4,062	8.2
Deferred leasing intangibles - Below market leases	(3,122)	6.7
Deferred leasing intangibles - Above market ground leases	(178)	48.1
Other assets	794	N/A
Other liabilities	(242)	N/A
Total purchase price	$458,664

The table below sets forth the results of operations for the three and nine months ended September 30, 2018 for the buildings acquired during the nine months ended September 30, 2018 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Total revenue	$7,122	$11,156
Net income	$1,556	$1,642

Dispositions

During the nine months ended September 30, 2018, the Company sold 11 buildings comprised of approximately 2.0 million square feet with a net book value of approximately $57.1 million to third parties. These buildings contributed approximately $0.1 million, $2.7 million, $2.6 million and $7.7 million to revenue for the three and nine months ended September 30, 2018 and 2017, respectively. These buildings contributed approximately $5,000, $0.1 million, $0.5 million and $1.4 million to net income (exclusive of loss on involuntary conversion, loss on impairments, and gain on the sales of rental property, net) for the three and nine months ended September 30, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $89.4 million and the Company recognized the full gain on the sales of rental property, net of approximately $32.3 million for the nine months ended September 30, 2018.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the nine months ended September 30, 2018.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Buena Vista, VA(4)	1	Change in estimated hold period	(5)	Discounted cash flows	(6)
Sergeant Bluff, IA(4)	1	Change in estimated hold period	(5)	Discounted cash flows	(6)
Three months ended March 31, 2018						$3,176	$2,934
Nine months ended September 30, 2018						$3,176	$2,934

(1)	As defined by CoStar Realty Information Inc.

(2)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(3)
The estimated fair value of the assets held and used is based on Level 3 inputs and is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

(4)	These buildings do not have markets as defined by CoStar Realty Information Inc.

(5)	This property was sold during the nine months ended September 30, 2018.

(6)
Level 3 inputs used to determine fair value for the impaired assets held and used for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.

Deferred Leasing Intangibles

The following table sets forth the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$70,454	$(31,663)	$38,791	$78,558	$(36,810)	$41,748
Other intangible lease assets	495,172	(206,229)	288,943	515,337	(243,832)	271,505
Total deferred leasing intangible assets	$565,626	$(237,892)	$327,734	$593,895	$(280,642)	$313,253

Below market leases	$33,751	$(13,043)	$20,708	$34,776	$(13,555)	$21,221
Total deferred leasing intangible liabilities	$33,751	$(13,043)	$20,708	$34,776	$(13,555)	$21,221

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2018	2017	2018	2017
Net decrease to rental income related to above and below market lease amortization	$1,150	$1,318	$3,206	$3,873
Amortization expense related to other intangible lease assets	$20,361	$17,934	$56,698	$53,747

The following table sets forth the amortization of deferred leasing intangibles over the next five calendar years beginning with 2018 as of September 30, 2018.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2018	$17,263	$927
2019	$57,841	$3,926
2020	$47,750	$3,546
2021	$37,229	$2,163
2022	$29,690	$1,154

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2018 and December 31, 2017.

Loan	Principal Outstanding as of September 30, 2018 (in thousands)	Principal Outstanding as of December 31, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$95,000	$271,000	L + 1.05%	Jan-15-2023	i
Total unsecured credit facility	95,000	271,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D	150,000	—	L + 1.30%	Jan-04-2023	i
Unsecured Term Loan E (4)	—	—	L + 1.20%	Jan-15-2024	i
Total unsecured term loans	600,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,915)	(3,735)
Total carrying value unsecured term loans, net	596,085	446,265

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	—	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	—	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,611)	(1,766)
Total carrying value unsecured notes, net	572,389	398,234

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	53,652	54,949	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,824	3,906	4.78%	Dec-15-2023	iv
Total mortgage notes	57,476	58,855
Add: Total unamortized fair market value premiums	52	61
Less: Total unamortized deferred financing fees and debt issuance costs	(535)	(634)
Total carrying value mortgage notes, net	56,993	58,282
Total / weighted average interest rate (5)	$1,320,467	$1,173,781	3.69%

(1)
Interest rate as of September 30, 2018. At September 30, 2018, the one-month LIBOR (“L”) was 2.26056%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)
The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $3.4 million and $1.5 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

(4)	Capacity of $175.0 million, which the Company has until July 25, 2019 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of September 30, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of September 30, 2018 was approximately $574.4 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $7.7 million and $5.6 million as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2018	2017	2018	2017
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$617	$546	$1,698	$1,553
Facility fees and unused fees	$275	$286	$928	$839

On July 26, 2018, the Company closed on the refinancing of its unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate. As of September 30, 2018, the interest rate on the unsecured credit facility was LIBOR plus a spread of 1.05% based on the Company’s consolidated leverage ratio, as defined in the credit agreement. The Company recognized a loss of approximately $13,000 as a result of the acceleration of unamortized deferred financing fees, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. The remaining unamortized deferred financing fees were carried over and will be amortized with any new deferred financing fees through the new maturity date of the unsecured credit facility. As of September 30, 2018, the unsecured credit facility has an annual facility fee of 0.15% based on the Company’s consolidated leverage ratio, as defined in the credit agreement, of total commitments that is due and payable quarterly. The Company also is required to pay an annual fee of $50,000.
On July 26, 2018, the Company entered into a $175.0 million unsecured term loan agreement ("Unsecured Term Loan E"). As of September 30, 2018, the interest rate on the Unsecured Term Loan E was LIBOR plus a spread of 1.20% based on the Company's consolidated leverage ratio, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan E will mature on January 15, 2024. The Unsecured Term Loan E has an accordion feature that allows the Company to increase its borrowing capacity to $350.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 25, 2019. To the extent that the Company does not request advances of the $175.0 million of aggregate commitments by July 25, 2019, the unadvanced commitments terminate. The Unsecured Term Loan E has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 24, 2018 and is due and payable monthly until the earlier of (i) the date that commitments of $175.0 million have been fully advanced, (ii) July 26, 2019, and (iii) the date that commitments of $175.0 million have been reduced to zero pursuant to the terms of the agreement. The Company also is required to pay an annual fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan E. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

On July 26, 2018, the Company entered into amendments to its unsecured term loan agreements to conform certain provisions to the Unsecured Term Loan E agreement and the new unsecured credit facility agreement.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2018 and December 31, 2017 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $88.4 million and $90.9 million at September 30, 2018 and December 31, 2017, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table presents the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018		December 31, 2017
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$95,000	$95,000	$271,000	$271,528
Unsecured term loans	600,000	607,663	450,000	451,463
Unsecured notes	575,000	569,493	400,000	415,599
Mortgage notes	57,476	57,608	58,855	59,769
Total principal amount	1,327,476	$1,329,764	1,179,855	$1,198,359
Add: Total unamortized fair market value premiums	52		61
Less: Total unamortized deferred financing fees and debt issuance costs	(7,061)		(6,135)
Total carrying value	$1,320,467		$1,173,781

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

The following table details the Company’s outstanding interest rate swaps as of September 30, 2018. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$471	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$703	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$344	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$245	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$700	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,391	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$978	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$695	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$417	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$684	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$682	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$1,488	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$886	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$271	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$520	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$467	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$1,054	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$1,054	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$1,055	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$1,052	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$2,105	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$111	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$106	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$113	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$57	2.9190%	One-month L	Jan-12-2024

The fair value of the interest rate swaps outstanding as of September 30, 2018 and December 31, 2017 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2018	Fair Value September 30, 2018	Notional Amount December 31, 2017	Fair Value December 31, 2017
Interest rate swaps-Asset	$900,000	$17,649	$475,000	$6,079
Interest rate swaps-Liability	$—	$—	$250,000	$(1,217)

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $5.1 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2018	2017	2018	2017
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$2,572	$316	$13,349	$(1,126)
Income (loss) reclassified from accumulated other comprehensive income into income (loss) as interest expense	$512	$(282)	$538	$(1,426)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$12,698	$10,446	$35,602	$31,557

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of September 30, 2018, the Company had no derivatives that were in a net liability position by counterparty.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		Fair Value Measurements as of September 30, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$17,649	$—	$17,649	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$6,079	$—	$6,079	$—
Interest rate swaps-Liability	$(1,217)	$—	$(1,217)	$—

6. Equity

Preferred Stock

On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”). The Company recognized a deemed dividend to the holders of the Series B Preferred Stock of approximately $2.7 million on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2018 related to redemption costs and the original issuance costs of the Series B Preferred Stock. On July 11, 2018, the Company redeemed all of the Series B Preferred Stock.

The table below sets forth the Company’s outstanding preferred stock issuances as of September 30, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company's outstanding preferred stock issuances during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
September 30	July 11, 2018	$0.0460069	(1)	$0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.2890625

(1)
On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. On July 11, 2018, the Company redeemed all of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

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

On October 10, 2018, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2018 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table sets forth the terms of the Company’s at-the market (“ATM”) common stock offering program as of September 30, 2018.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$213,217

The table below set forth the activity under the ATM common stock offering programs during the nine months ended September 30, 2018 and year ended December 31, 2017 (in thousands, except share data).

	Nine months ended September 30, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	10,387,962	$26.61	$276,457	$2,888	$273,569
Total/weighted average	10,387,962	$26.61	$276,457	$2,888	$273,569

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	300,000	3,637	296,363
2016 $228 million ATM(1)	4,799,784	$24.42	117,216	1,604	115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	These programs ended before December 31, 2017.

The table below sets forth the dividends attributable to the Company's outstanding shares of common stock that were declared during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 11, 2018	September 28, 2018	$0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.064997

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

On October 10, 2018, the Company’s board of directors declared the common stock dividends for the months ending October 31, 2018, November 30, 2018 and December 31, 2018 at a monthly rate of $0.118333 per share of common stock.

Restricted Stock-Based Compensation

Restricted shares of common stock granted on January 5, 2018 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2019. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2016	272,337
Granted	75,001	(1)
Vested	(109,209)	(2)
Forfeited	(922)
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,630)
Balance at September 30, 2018	190,831

(1)	The fair value per share on the grant date of January 5, 2018 and January 6, 2017 was $26.40 and $24.41, respectively.

(2)	The Company repurchased and retired 41,975 and 40,836 restricted shares of common stock that vested during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2018 was approximately $3.1 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Vested restricted shares of common stock	—	—	112,405	109,209
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$3,002	$2,591

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at September 30, 2018	1,616,200	2,453,234	4,069,434	3.6%

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2018 (excluding those vested LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	March 12, 2018	January 5, 2018
Expected term (years)	10	10
Expected volatility	22.0%	22.0%
Expected dividend yield	6.0%	6.0%
Risk-free interest rate	2.46%	2.09%
Fair value of LTIP units at issuance (in thousands)	$90	$3,447
LTIP units at issuance	3,930	137,616
Fair value unit price per LTIP unit at issuance	$22.90	$25.05

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(342,940)
Forfeited	—
Balance at September 30, 2018	282,169

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2018 was approximately $5.7 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Vested LTIP units	30,949	44,942	342,940	157,816
Fair value of vested LTIP units (in thousands)	$851	$1,235	$9,002	$4,146

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The table below sets forth the assumptions used in valuing the performance units granted during the nine months ended September 30, 2018.

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

The unrecognized compensation expense associated with the Company's performance units at September 30, 2018 was approximately $6.1 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, the 2015 OPP (performance units and the 2015 OPP, collectively the “Performance-based Compensation Plans”), and the Company’s director compensation for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2018	2017	2018	2017
Restricted shares of common stock	$406	$594	$1,269	$1,776
LTIP units	893	1,167	2,654	3,508
Performance-based Compensation Plans	838	536	2,463	1,610
Director compensation (1)	99	87	285	265
Total non-cash compensation expense	$2,236	$2,384	$6,671	$7,159

(1)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2018 and 2017. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Earnings Per Share

During the three and nine months ended September 30, 2018 and 2017, there were 193,117, 196,871, 237,207 and 238,129, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income	$8,876	$21,839	$48,989	$23,276
Less: preferred stock dividends	1,289	2,449	6,315	7,345
Less: redemption of preferred stock	—	—	2,661	—
Less: amount allocated to participating securities	69	84	209	250
Less: income attributable to noncontrolling interest after preferred stock dividends	281	828	1,589	673
Net income attributable to common stockholders	$7,237	$18,478	$38,215	$15,008
Denominator
Weighted average common shares outstanding — basic	105,783	92,787	101,095	87,632
Effect of dilutive securities(1)
Share-based compensation	550	648	400	606
Weighted average common shares outstanding — diluted	106,333	93,435	101,495	88,238
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.07	$0.20	$0.38	$0.17
Net income per share attributable to common stockholders — diluted	$0.07	$0.20	$0.38	$0.17

(1)
During the three and nine months ended September 30, 2018 and 2017, there were approximately 193, 197, 237 and 238, respectively, unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

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

The Company has letters of credit of approximately $5.6 million as of September 30, 2018 related to construction projects and certain other agreements.

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

As used herein “total annualized base rental revenue” refers to the contractual monthly base rent as of September 30, 2018 (which differs from rent calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)) multiplied by 12. If a tenant is in a free rent period as of September 30, 2018, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over eight years of economic growth, some uncertainty regarding U.S. policy initiatives, and continued asset appreciation. In September 2018, the federal funds target rate was raised 25 basis points to a target range of 2.00% to 2.25%. This announcement combined with the unwinding of its balance sheet by selling Treasury securities and anticipation of one more rate increase in 2018 are signs of the Central Bank’s confidence in the economy. The current trajectory of the federal funds target rate aligns with the Central Bank’s consistent commentary that future rate increases would be gradual. If interest rates rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rate increases.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2018, our Operating Portfolio was approximately 96.0% leased and our straight-line (“SL”) rent change (as defined below) on new and renewal leases together grew approximately 10.6% and 14.7% during the three and nine months ended September 30, 2018, respectively. We define the Operating Portfolio as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets and assets contained in the Value Add Portfolio. We define Stabilization for assets under redevelopment to occur upon the earlier of achieving 90% occupancy or 12 months after completion. Stabilization for assets that were acquired and immediately added to the Value Add Portfolio occurs under the following: (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. We define the Value Add Portfolio as properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; or (iii) out of service with significant physical renovation of the asset.

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

The following table provides a summary of our Operating Portfolio leases executed during the three and nine months ended September 30, 2018. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change(2)	SL Rent Change(3)	Weighted Average Lease Term(4) (years)	Rental Concessions per Square Foot(5)

Three months ended September 30, 2018
New Leases(6)	544,253	$4.26	$4.41	$2.61	(4.1)%	(0.4)%	5.6	$0.54
Renewal Leases(7)	523,306	4.37	4.52	0.56	13.9%	19.5%	3.6	—
Total/weighted average	1,067,559	$4.31	$4.46	$1.60	5.9%	10.6%	4.6	$0.27
Nine months ended September 30, 2018
New Leases(6)	1,756,935	$3.73	$3.87	$2.33	9.9%	17.7%	6.8	$0.75
Renewal Leases(7)	5,254,633	3.98	4.11	0.62	7.4%	14.1%	4.6	0.07
Total/weighted average	7,011,568	$3.91	$4.05	$1.05	7.9%	14.7%	5.1	$0.24

(1)
We define Total Costs as the costs for improvements of vacant and renewal spaces, as well as the legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
We define Cash Rent Change as the percentage change in the base rent of the lease executed during the period compared to the base rent of the Comparable Lease for assets included in the Operating Portfolio. The calculation compares the first base rent payment due after the lease commencement date compared to the base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses. We define a Comparable Lease as a lease in the same space with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership. This resulted in 192,707 and 1,532,343 square feet to be deemed non-comparable for three and nine months ended September 30, 2018, respectively.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.7% of our annualized base rental revenue will expire during the period from October 1, 2018 to September 30, 2019, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be higher than the rates under existing leases expiring during the period October 1, 2018 to September 30, 2019, thereby resulting in higher revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of September 30, 2018, plus available space, for each of the ten calendar years beginning with 2018 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,466,010	—	—	—
Month-to-month leases	5	205,043	0.3%	$828	0.3%
Remainder of 2018	4	798,875	1.1%	3,489	1.2%
2019	53	8,413,096	11.7%	35,622	11.8%
2020	50	9,814,812	13.6%	42,116	14.0%
2021	69	10,940,764	15.2%	47,063	15.6%
2022	51	6,532,253	9.1%	28,129	9.3%
2023	46	8,755,494	12.2%	32,648	10.9%
2024	28	5,320,625	7.4%	21,716	7.2%
2025	23	3,991,385	5.5%	17,349	5.8%
2026	23	5,069,584	7.0%	19,818	6.6%
2027	12	1,916,418	2.7%	9,059	3.0%
Thereafter	45	10,161,454	14.2%	43,022	14.3%
Total	409	75,385,813	100.0%	$300,859	100.0%

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of September 30, 2018.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate(1)	Amount (in thousands)%
Warehouse/Distribution	309	67,433,301	89.5%	95.7%	$264,832	88.1%
Light Manufacturing	59	6,614,487	8.8%	100.0%	29,615	9.8%
Total Operating Portfolio/weighted average	368	74,047,788	98.3%	96.0%	$294,447	97.9%

Value Add	4	773,345	1.0%	53.7%	1,792	0.6%
Flex/Office	9	564,680	0.7%	67.9%	4,620	1.5%
Total portfolio/weighted average	381	75,385,813	100.0%	95.4%	$300,859	100.0%

(1)
We define Occupancy Rate as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

Portfolio Acquisitions

The following table summarizes our acquisitions during the nine months ended September 30, 2018.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	January 11, 2018	203,000	1	$10,755
Minneapolis/St Paul, MN	January 26, 2018	145,351	1	13,538
Philadelphia, PA	February 1, 2018	278,582	1	18,277
Houston, TX	February 22, 2018	242,225	2	22,478
Greenville/Spartanburg, SC	March 30, 2018	222,710	1	13,773
Three months ended March 31, 2018		1,091,868	6	78,821
Chicago, IL	April 23, 2018	169,311	2	10,975
Milwaukee/Madison, WI	April 26, 2018	53,680	1	4,316
Pittsburgh, PA	April 30, 2018	175,000	1	15,380
Detroit, MI	May 9, 2018	274,500	1	19,328
Minneapolis/St Paul, MN	May 15, 2018	509,910	2	26,983
Cincinnati/Dayton, OH	May 23, 2018	158,500	1	7,317
Baton Rouge, LA	May 31, 2018	279,236	1	21,379
Las Vegas, NV	June 12, 2018	122,472	1	17,920
Greenville/Spartanburg, SC	June 15, 2018	131,805	1	5,621
Denver, CO	June 18, 2018	64,750	1	7,044
Cincinnati/Dayton, OH	June 25, 2018	465,136	1	16,421
Charlotte, NC	June 29, 2018	69,200	1	5,446
Houston, TX	June 29, 2018	252,662	1	27,170
Three months ended June 30, 2018		2,726,162	15	185,300
Knoxville, TN	July 10, 2018	106,000	1	6,477
Pittsburgh, PA	August 2, 2018	265,568	1	19,186
Raleigh/Durham, NC	August 2, 2018	365,000	1	21,067
Detroit, MI	August 6, 2018	439,150	1	21,077
Des Moines, IA	August 8, 2018	121,922	1	6,053
McAllen/Edinburg/Pharr, TX	August 9, 2018	270,084	1	18,523
Pittsburgh, PA	August 15, 2018	200,500	1	11,327
Minneapolis/St Paul, MN	August 24, 2018	120,606	1	8,422
Milwaukee/Madison, WI	September 28, 2018	100,800	1	7,484
Milwaukee/Madison, WI	September 28, 2018	174,633	2	13,288
Chicago, IL	September 28, 2018	105,637	1	6,368
Indianapolis, IN	September 28, 2018	478,721	1	29,085
Augusta/Richmond County, GA	September 28, 2018	203,726	1	9,379
Charlotte, NC	September 28, 2018	301,000	1	16,807
Three months ended September 30, 2018		3,253,347	15	194,543
Nine months ended September 30, 2018		7,071,377	36	$458,664
(1) As defined by CoStar Realty Information Inc.

Portfolio Dispositions

During the nine months ended September 30, 2018, we sold 11 buildings comprised of approximately 2.0 million square feet with a net book value of approximately $57.1 million to third parties. Net proceeds from the sales of rental property were approximately $89.4 million and we recognized the full gain on the sales of rental property, net of approximately $32.3 million for the nine months ended September 30, 2018.

We may dispose of additional properties from time to time and, among other individual properties, are currently marketing for sale a portfolio of seven assets in six states. The seven assets contain a total of approximately 1.8 million rentable square feet. We make no assurance that the sale will occur or, if it does, that the portfolio sold will not differ substantially from the portfolio now on the market.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2018.

Top Ten Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.5%
Chicago, IL	8.6%
Greenville/Spartanburg, SC	4.8%
Milwaukee/Madison, WI	4.1%
Detroit, MI	3.9%
Cincinnati/Dayton, OH	3.3%
Charlotte, NC	3.2%
Houston, TX	3.2%
Minneapolis/St Paul, MN	3.0%
Pittsburgh, PA	2.8%
Total	46.4%
(1) As defined by CoStar Realty Information Inc.

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2018.

Top Ten Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Capital Goods	14.8%
Automobiles & Components	12.8%
Materials	11.7%
Transportation	8.9%
Consumer Durables & Apparel	8.9%
Food, Beverage & Tobacco	7.9%
Commercial & Prof Services	7.6%
Retailing	5.0%
Household & Personal Products	4.7%
Food & Staples Retailing	4.3%
Total	86.6%
(1) Industry classification based on GICS methodology.

Top Tenants

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2018.

Top Ten Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.3%
XPO Logistics	4	1.9%
Deckers Outdoor	2	1.4%
Yanfeng US Automotive Interior	3	1.3%
Solo Cup	1	1.3%
TriMas Corporation	4	1.2%
DHL	4	1.0%
Generation Brands	1	0.9%
Schneider Electric USA, Inc.	4	0.9%
Carolina Beverage Group	2	0.9%
Total	26	13.1%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

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

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after June 30, 2017. On September 30, 2018, we owned 309 industrial buildings consisting of approximately 61.8 million square feet, which represents approximately 82.0% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.3% to 96.1% as of September 30, 2018 compared to 96.4% as of September 30, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2018 and 2017 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after June 30, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$61,926	$60,611	$1,315	2.2%	$9,977	$3,030	$3,256	$2,032	$75,159	$65,673	$9,486	14.4%
Tenant recoveries	10,760	11,239	(479)	(4.3)%	1,865	620	893	507	13,518	12,366	1,152	9.3%
Other income	254	44	210	477.3%	15	50	—	11	269	105	164	156.2%
Total operating revenue	72,940	71,894	1,046	1.5%	11,857	3,700	4,149	2,550	88,946	78,144	10,802	13.8%
Expenses
Property	13,572	13,388	184	1.4%	2,049	993	1,491	1,020	17,112	15,401	1,711	11.1%
Net operating income (1)	$59,368	$58,506	$862	1.5%	$9,808	$2,707	$2,658	$1,530	71,834	62,743	9,091	14.5%
Other expenses
General and administrative									8,911	8,380	531	6.3%
Property acquisition costs									—	1,386	(1,386)	(100.0)%
Depreciation and amortization									44,355	38,186	6,169	16.2%
Other expenses									223	58	165	284.5%
Total other expenses									53,489	48,010	5,479	11.4%
Total expenses									70,601	63,411	7,190	11.3%
Other income (expense)
Interest and other income									3	2	1	50.0%
Interest expense									(12,698)	(10,446)	(2,252)	21.6%
Loss on extinguishment of debt									(13)	(13)	—	—%
Gain on the sales of rental property, net									3,239	17,563	(14,324)	(81.6)%
Total other income (expense)									(9,469)	7,106	(16,575)	(233.3)%
Net income									$8,876	$21,839	$(12,963)	(59.4)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $13.0 million or 59.4% to $8.9 million for the three months ended September 30, 2018, compared to $21.8 million for the three months ended September 30, 2017.

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

Same store rental income increased by $1.3 million or 2.2% to $61.9 million for the three months ended September 30, 2018 compared to $60.6 million for the three months ended September 30, 2017. Approximately $2.4 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. This increase was partially offset by an approximately $1.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries decreased by $0.5 million or 4.3% to $10.8 million for the three months ended September 30, 2018 compared to $11.2 million for the three months ended September 30, 2017. The decrease was primarily attributable to one of our properties where it was determined, during the three months ended September 30, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related recovery recorded for the three months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store tenant recoveries as it did not recur for the three months ended September 30, 2018. Additionally, approximately $0.3 million of the decrease related to the vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority. These decreases were partially offset by an increase of approximately $0.4 million related to increases in occupancy and real estate taxes levied by the taxing authority.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $0.2 million or 1.4% to $13.6 million for the three months ended September 30, 2018 compared to $13.4 million for the three months ended September 30, 2017. This increase was primarily related to increases in general repairs and maintenance and utilities expense of approximately $0.4 million and an increase in real estate taxes levied by the related taxing authority of approximately $0.1 million. Additionally during the three months ended September 30, 2017 approximately $0.3 million of previously recorded bad debt reserve was reversed, which did not recur during the three months ended September 30, 2018. These increases were partially offset by a decrease in real estate taxes attributable to one of our properties where it was determined, during the three months ended September 30, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related recovery recorded for the three months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store operating expenses as it did not recur for the three months ended September 30, 2018.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to June 30, 2017, we acquired 53 buildings consisting of approximately 10.5 million square feet (excluding four buildings that were included in the Value Add Portfolio at September 30, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after June 30, 2017), and sold 18 buildings consisting of approximately 3.7 million square feet. For the three months ended September 30, 2018 and 2017, the buildings acquired after June 30, 2017 contributed approximately $9.8 million and $0.2 million to NOI, respectively. For the three months ended September 30, 2018 and 2017, the buildings sold after June 30, 2017 contributed approximately $(8,000) and $2.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after June 30, 2017. Other NOI also includes termination income from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At September 30, 2018, we owned nine flex/office buildings consisting of approximately 0.6 million square feet, four buildings in our Value Add Portfolio consisting of approximately 0.8 million square feet, and six buildings consisting of approximately 1.8 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after June 30, 2017. These buildings contributed approximately $2.5 million and $1.3 million to NOI for the three months ended September 30, 2018 and 2017, respectively. Additionally, there was $0.2 million and $0.2 million of termination fee income from certain buildings in our same store portfolio for the three months ended September 30, 2018 and 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, property acquisition costs, depreciation and amortization, and other expenses.

Total other expenses increased $5.5 million or 11.4% for the three months ended September 30, 2018 to $53.5 million compared to $48.0 million for the three months ended September 30, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $6.2 million as a result of acquisitions increased the depreciable asset base. General and administrative expenses increased by approximately $0.5 million due to increases in compensation and other payroll costs. Additionally, other expenses increased by approximately $0.2 million primarily due to a gain on incentive fee of approximately $0.2 million during the three months ended September 30, 2017 due to the finalization of a one-time incentive fee payable to Columbus Nova Real Estate Acquisition Group, LLC, which did not recur during the three months ended September 30, 2018. These increases were partially offset by a decrease in property acquisition costs of approximately $1.4 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, loss on extinguishment of debt, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other income decreased $16.6 million or 233.3% to a net other expense position of $9.5 million for the three months ended September 30, 2018 compared a net other income of $7.1 million for the three months ended September 30, 2017. This decrease is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $14.3 million. This decrease is also attributable to an increase in interest expense of approximately $2.3 million which was primarily attributable to the issuance of new unsecured term loans and unsecured notes as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2016. On September 30, 2018, we owned 278 industrial buildings consisting of approximately 55.1 million square feet, which represents approximately 73.1% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.4% to 95.6% as of September 30, 2018 compared to 96.0% as of September 30, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2018 and 2017 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$162,063	$158,798	$3,265	2.1%	$44,984	$21,629	$10,180	$6,194	$217,227	$186,621	$30,606	16.4%
Tenant recoveries	28,341	27,519	822	3.0%	8,693	4,004	2,409	1,429	39,443	32,952	6,491	19.7%
Other income	725	118	607	514.4%	216	70	92	56	1,033	244	789	323.4%
Total operating revenue	191,129	186,435	4,694	2.5%	53,893	25,703	12,681	7,679	257,703	219,817	37,886	17.2%
Expenses
Property	35,947	33,839	2,108	6.2%	10,337	5,317	4,451	3,156	50,735	42,312	8,423	19.9%
Net operating income (1)	$155,182	$152,596	$2,586	1.7%	$43,556	$20,386	$8,230	$4,523	206,968	177,505	29,463	16.6%
Other expenses
General and administrative									25,637	25,090	547	2.2%
Property acquisition costs									—	4,684	(4,684)	(100.0)%
Depreciation and amortization									125,221	110,286	14,935	13.5%
Loss on impairments									2,934	—	2,934	100.0%
Loss on involuntary conversion									—	330	(330)	(100.0)%
Other expenses									864	1,502	(638)	(42.5)%
Total other expenses									154,656	141,892	12,764	9.0%
Total expenses									205,391	184,204	21,187	11.5%
Other income (expense)
Interest and other income									16	10	6	60.0%
Interest expense									(35,602)	(31,557)	(4,045)	12.8%
Loss on extinguishment of debt									(13)	(15)	2	(13.3)%
Gain on the sales of rental property, net									32,276	19,225	13,051	67.9%
Total other income (expense)									(3,323)	(12,337)	9,014	73.1%
Net income									$48,989	$23,276	$25,713	110.5%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $25.7 million or 110.5% to $49.0 million for the nine months ended September 30, 2018 compared to $23.3 million for the nine months ended September 30, 2017.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant recoveries.

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income increased by $3.3 million or 2.1% to $162.1 million for the nine months ended September 30, 2018 compared to $158.8 million for the nine months ended September 30, 2017. Approximately $5.9 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased by approximately $0.5 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $3.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.8 million or 3.0% to $28.3 million for the nine months ended September 30, 2018 compared to $27.5 million for the nine months ended September 30, 2017. Approximately $2.7 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $1.3 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority. These increases were also partially offset by one of our properties where it was determined, during the nine months ended September 30, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related recovery recorded for the nine months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store tenant recoveries as it did not recur for the nine months ended September 30, 2018.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $2.1 million or 6.2% to $35.9 million for the nine months ended September 30, 2018 compared to $33.8 million for the nine months ended September 30, 2017. This increase was primarily related to increases in general repairs and maintenance expense of approximately $0.4 million, an increase in real estate taxes levied by the related taxing authority of approximately $0.8 million, an increase of approximately $0.6 million in snow removal and utilities expenses, and an increase of approximately $0.6 million of bad debt expense. Additionally during the nine months ended September 30, 2017 approximately $0.3 million of previously recorded bad debt reserve was reversed, which did not recur during the nine months ended September 30, 2018. These increases were partially offset by a decrease in real estate taxes attributable to one of our properties where it was determined, during the nine months ended September 30, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related recovery recorded for the nine months ended September 30, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store operating expenses as it did not recur for the three months ended September 30, 2018.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2016, we acquired 83 buildings consisting of approximately 17.0 million square feet (excluding six buildings that were included in the Value Add Portfolio at September 30, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016), and sold 22 buildings consisting of approximately 3.9 million square feet. For the nine months ended September 30, 2018 and September 30, 2017, the buildings acquired after December 31, 2016 contributed approximately $42.2 million and $12.1 million to NOI, respectively. For the nine months ended September 30, 2018 and

September 30, 2017, the buildings sold after December 31, 2016 contributed approximately $1.4 million and $8.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. Other NOI also includes termination income from buildings from our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At September 30, 2018 we owned nine flex/office buildings consisting of approximately 0.6 million square feet, four buildings in our Value Add Portfolio consisting of approximately 0.8 million square feet, and seven buildings consisting of approximately 2.0 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. These buildings contributed approximately $7.8 million and $3.8 million to NOI for the nine months ended September 30, 2018 and September 30, 2017, respectively. Additionally, there was $0.4 million and $0.7 million of termination fee income from certain buildings in our same store portfolio for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, property acquisition costs, depreciation and amortization, loss on impairments, loss on involuntary conversion, and other expenses.

Total other expenses increased $12.8 million or 9.0% to $154.7 million for the nine months ended September 30, 2018 compared to $141.9 million for the nine months ended September 30, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $14.9 million as a result of acquisitions that increased the depreciable asset base. The increase was also attributable to two buildings that were impaired in the amount of approximately $2.9 million during the nine months ended September 30, 2018, whereas there were no buildings impaired during the nine months ended September 30, 2017. General and administrative expenses increased by approximately $0.5 million due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in property acquisition costs of approximately $4.7 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Additionally, loss on involuntary conversion decreased approximately $0.3 million as there were no involuntary conversion events during the nine months ended September 30, 2018, and other expenses decreased by approximately $0.6 million primarily due to the finalization of a one-time incentive fee during the nine months ended September 30, 2017 payable to Columbus Nova Real Estate Acquisition Group, LLC, which did not recur for the nine months ended September 30, 2018.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, loss on extinguishment of debt, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other expenses decreased $9.0 million or 73.1% to $3.3 million for the nine months ended September 30, 2018 compared to $12.3 million for the nine months ended September 30, 2017. This decrease was primarily the result of an increase in the gain on the sales of rental property of approximately $13.1 million. This was partially offset by an increase in interest expense of approximately $4.0 million which was primarily attributable to a higher unsecured credit facility balance during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and the issuance of new unsecured term loans and unsecured notes as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. The increase in interest expense was slightly offset by the repayment of several mortgage notes during the year ended December 31, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2018	2017	2018	2017
Net income	$8,876	$21,839	$48,989	$23,276
Rental property depreciation and amortization	44,281	38,114	124,999	110,069
Loss on impairments	—	—	2,934	—
Gain on the sales of rental property, net	(3,239)	(17,563)	(32,276)	(19,225)
FFO	49,918	42,390	144,646	114,120
Preferred stock dividends	(1,289)	(2,449)	(6,315)	(7,345)
Redemption of preferred stock	—	—	(2,661)	—
FFO attributable to common stockholders and unit holders	$48,629	$39,941	$135,670	$106,775

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income (loss) because we believe it helps investors and management understand the core operations of our buildings. NOI is defined as rental revenue, including reimbursements and other income, less property expenses and real estate taxes and insurance. NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2018	2017	2018	2017
Net income	$8,876	$21,839	$48,989	$23,276
Asset management fee income	—	(9)	—	(52)
General and administrative	8,911	8,380	25,637	25,090
Property acquisition costs	94	1,386	170	4,684
Depreciation and amortization	44,355	38,186	125,221	110,286
Interest and other income	(3)	(2)	(16)	(10)
Interest expense	12,698	10,446	35,602	31,557
Loss on impairments	—	—	2,934	—
Loss on involuntary conversion	—	—	—	330
Loss on extinguishment of debt	13	13	13	15
Other expenses	129	260	694	813
(Gain) loss on incentive fee	—	(202)	—	689
Gain on the sales of rental property, net	(3,239)	(17,563)	(32,276)	(19,225)
Net operating income	$71,834	$62,734	$206,968	$177,453

Cash Flows

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

The following table summarizes our cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2018	2017	$	%
Net cash provided by operating activities	$148,610	$120,034	$28,576	23.8%
Net cash used in investing activities	$393,250	$468,294	$(75,044)	(16.0)%
Net cash provided by financing activities	$227,766	$341,042	$(113,276)	(33.2)%

Net cash provided by operating activities increased $28.6 million to $148.6 million for the nine months ended September 30, 2018 compared to $120.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $75.0 million to $393.3 million for the nine months ended September 30, 2018 compared to $468.3 million for the nine months ended September 30, 2017. The decreased cash outflow was primarily due to the acquisition of 36 buildings for a total cash consideration of approximately $458.4 million for the nine months ended September 30, 2018 compared to the acquisition of 42 buildings for a total cash consideration of approximately $485.8 million for the nine months ended September 30, 2017. The decrease is also attributable to the sale of 11 buildings during the nine months ended September 30, 2018 for net proceeds of approximately $89.4 million, compared to the nine months ended September 30, 2017 where we sold nine buildings for net proceeds of approximately $43.5 million.

Net cash provided by financing activities decreased $113.3 million to $227.8 million for the nine months ended September 30, 2018 compared to $341.0 million for the nine months ended September 30, 2017. The decrease was primarily due to an increase in net cash outflow on our unsecured credit facility of approximately $393.0 million and a decrease in proceeds from sales of common stock of approximately $63.2 million, as well as an approximately $13.5 million increase in dividends paid during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and the redemption of the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) of $70.0 million on July 11, 2018. These increases in net cash outflow were partially offset by the $150.0 million draw on the unsecured term loan that was entered into on July 28, 2017, the funding of the unsecured notes that were entered into on April 10, 2018 of $175.0 million, as well as a decrease in the repayment of mortgage notes of approximately $103.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

As of September 30, 2018, we had total immediate liquidity of approximately $580.4 million, comprised of $6.0 million of cash and cash equivalents and $574.4 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. The table below sets forth the dividends attributable to our outstanding common stock that had a record date during the nine months ended September 30, 2018. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 11, 2018	September 28, 2018	$0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.064997

On October 10, 2018, our board of directors declared the common stock dividends for the months ending October 31, 2018, November 30, 2018 and December 31, 2018 at a monthly rate of $0.118333 per share of common stock.

During the nine months ended September 30, 2018, we paid quarterly cumulative dividends on the Series B Preferred Stock and the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Stock Issuances”) at a rate equivalent to the fixed annual rate of $1.65625 and $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the nine months ended September 30, 2018.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
September 30	July 11, 2018	$0.0460069	(1)	$0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.2890625

(1)
On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. On July 11, 2018, we redeemed all of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

On October 10, 2018, our board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2018 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2018.

Loan	Principal Outstanding (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$95,000	L + 1.05%	Jan-15-2023	i
Total unsecured credit facility	95,000

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.30%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.30%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.30%	Mar-31-2022	i
Unsecured Term Loan D	150,000	L + 1.30%	Jan-04-2023	i
Unsecured Term Loan E (4)	—	L + 1.20%	Jan-15-2024	i
Total unsecured term loans	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,915)
Total carrying value unsecured term loans, net	596,085

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,611)
Total carrying value unsecured notes, net	572,389

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	53,652	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,824	4.78%	Dec-15-2023	iv
Total mortgage notes	57,476
Add: Total unamortized fair market value premiums	52
Less: Total unamortized deferred financing fees and debt issuance costs	(535)
Total carrying value mortgage notes, net	56,993
Total / weighted average interest rate (5)	$1,320,467	3.69%

(1)
Interest rate as of September 30, 2018. At September 30, 2018, the one-month LIBOR (“L”) was 2.26056%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased beginning January 1, 2016; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)	The capacity of the unsecured credit facility is $500.0 million.

(4)	Capacity of $175.0 million, which we have until July 25, 2019 to draw.

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of September 30, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of September 30, 2018 was approximately $574.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2018, we were in compliance with the applicable financial covenants.

On July 26, 2018, we closed on the refinancing of the unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate. As of September 30, 2018, the interest rate on the unsecured credit facility was LIBOR plus a spread of 1.05% based on the Company’s consolidated leverage ratio, as defined in the credit agreement.

On July 26, 2018, we entered into a $175.0 million unsecured term loan agreement. As of September 30, 2018, the interest rate on the new term loan was LIBOR plus a spread of 1.20% based on the Company's consolidated leverage ratio, as defined in the loan agreement. On July 24, 2018, we entered into four interest rate swaps with a total notional amount of $175.0 million to fix LIBOR at 2.9187% on the new unsecured term loan. The interest rate swaps will become effective on July 26, 2019 and expire on January 12, 2024.

On July 26, 2018, we entered into amendments to our unsecured term loan agreements to conform certain provisions to the new unsecured term loan agreement and the new unsecured credit facility agreement.

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

The chart below details our debt capital structure as of September 30, 2018.

Debt Capital Structure	September 30, 2018
Total principal outstanding (in thousands)	$1,327,476
Weighted average duration (years)	4.9
% Secured debt	4%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	39%

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

Equity

Preferred Stock

On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. We recognized a deemed dividend to the holders of the Series B Preferred Stock of approximately $2.7 million on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2018 related to redemption costs and the original issuance costs of the Series B Preferred Stock. On July 11, 2018, we redeemed all of the Series B Preferred Stock.

The table below sets forth our outstanding preferred stock issuances as of September 30, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

The Series C Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, we are not permitted to redeem the Series C Preferred Stock prior to March 17, 2021, except in limited circumstances relating to our ability to qualify as a REIT and in certain other circumstances related to a change of control.

Common Stock

The following sets forth our at-the-market (“ATM”) common stock offering program as of September 30, 2018. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$213,217

The table below set forth the activity for the ATM common stock offering programs during the three and nine months ended September 30, 2018 (in thousands, except share data).

	Three months ended September 30, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	3,568,382	$27.94	$99,695	$1,129	$98,566
Total/weighted average	3,568,382	$27.94	$99,695	$1,129	$98,566

	Nine months ended September 30, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	10,387,962	$26.61	$276,457	$2,888	$273,569
Total/weighted average	10,387,962	$26.61	$276,457	$2,888	$273,569

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2018, we owned approximately 96.4% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 3.6%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2018, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps.

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

The following table details our outstanding interest rate swaps as of September 30, 2018.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$471	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$703	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$344	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$245	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$700	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$1,391	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$978	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$695	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$417	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$684	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$682	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$1,488	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$886	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$271	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$520	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$467	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$1,054	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$1,054	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$1,055	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$1,052	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$2,105	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$111	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$106	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$113	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$57	2.9190%	One-month L	Jan-12-2024

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2018, the fair value of all of our 25 interest rate swaps were in an asset position of approximately $17.6 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2018, we had $695.0 million of variable rate debt. As of September 30, 2018, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2018, we had letters of credit related to development projects and certain other agreements of approximately $5.6 million. As of September 30, 2018, we had no other material off-balance sheet arrangements.

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

As of September 30, 2018, we had $695.0 million of variable rate debt outstanding. As of September 30, 2018, all of our outstanding variable rate debt, with the exception of $95.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $95.0 million on our unsecured credit facility (the portion outstanding at September 30, 2018 not fixed by interest rate swaps) for the nine months ended September 30, 2018, our interest expense would have increased by approximately $0.7 million for the nine months ended September 30, 2018.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Credit Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (1)

10.2
Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (1)

10.3
Second Amendment to Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (1)

10.4
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (1)

10.5
Third Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (1)

10.6
First Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., as Borrower, STAG Industrial, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 1, 2018	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)