Form 10-K
period 2018-12-31
STAG Industrial, Inc.
filed 2019-02-13
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,832 million based on the closing price on the New York Stock Exchange as of June 29, 2018.
Number of shares of the registrant’s common stock outstanding as of February 11, 2019: 112,502,759
Number of shares of 6.875% Series C Cumulative Redeemable Preferred Stock as of February 11, 2019: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

•	our ability to raise equity capital on attractive terms;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increased vacancy rates;

•	potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants;

•	acquisition risks, including our ability to identify and complete accretive acquisitions and/or failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	technological developments, particularly those affecting supply chains and logistics;

•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•	international, national, regional and local economic conditions;

•	the general level of interest rates and currencies;

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

Item 1.  Business

Certain Definitions

In this report:

We define "GAAP" as generally accepted accounting principles in the United States.

We define "total annualized base rental revenue" as the contractual monthly base rent as of December 31, 2018 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2018, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

We define "occupancy rate" as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

We define the "Value Add Portfolio" as properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; or (iii) out of service with significant physical renovation of the asset.

We define "Stabilization" for properties being redeveloped as the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

We define the "Operating Portfolio" as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets and assets contained in the Value Add Portfolio.

We define a "Comparable Lease" as a lease in the same space with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership.

We define "SL Rent Change" as the percentage change in the average monthly base rent over the term of the lease, calculated on a straight-line basis, of the lease executed during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

We define "Cash Rent Change" as the percentage change in the base rent of the lease executed during the period compared to the base rent of the Comparable Lease for assets included in the Operating Portfolio. The calculation compares the first base rent payment due after the lease commencement date compared to the base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses.

Overview

We are a REIT focused on the acquisition, ownership and operation of single-tenant, industrial properties throughout the United States. We seek to (i) identify properties for acquisition that offer relative value across all locations, industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “STAG.”

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

As of December 31, 2018, we owned 390 buildings in 37 states with approximately 76.8 million rentable square feet, consisting of 320 warehouse/distribution buildings, 58 light manufacturing buildings, nine flex/office buildings, and three Value Add Portfolio buildings. We own both single- and multi-tenant properties, although we focus on the former. As of December 31, 2018, our buildings were approximately 95.5% leased to 349 tenants, with no single tenant accounting for more than approximately 2.3% of our total annualized base rental revenue and no single industry accounting for more than approximately 15.0% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
As of December 31, 2018, our Operating Portfolio was approximately 95.8% leased and our SL Rent Change (as defined below) on new and renewal leases together grew approximately 15.2% and 10.8% during the years ended December 31, 2018 and 2017, respectively and our Cash Rent Change on new and renewal leases together grew approximately 7.9% and 2.9% during the years ended December 31, 2018 and 2017, respectively.
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
We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2018, we owned approximately 96.5% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 3.5%. We completed our initial public offering of common stock and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

Our Strategy
Our primary business objectives are to own and operate a balanced and diversified portfolio of binary risk investments (individual single-tenant industrial properties) that maximize cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations per share.
We believe that our focus on owning and operating a portfolio of individually-acquired, single-tenant industrial properties throughout the United States will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the associated risks for the following reasons.

•
Buyers tend to price an individual, single-tenant, industrial property according to the binary nature of its cash flows; with only one potential tenant, any one property is either generating revenue or not. Furthermore, tenants typically cover operating expenses at a property and when a property is not generating revenue, we, as owners, are responsible for paying these expenses. We believe the market prices these properties are based upon a higher risk profile due to the single-tenant nature of these properties and therefore applies a lower value relative to a diversified cash flowing investment.

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

Our focus on single-tenant properties is not exclusive; we also own multi-tenant properties, as a result of acquiring properties with more than one tenant or of originally single-tenant properties re-leasing to multiple tenants.
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

Employees

As of December 31, 2018, we employed 73 employees. None of our employees are represented by a labor union.

Our Corporate Structure

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an UPREIT; our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our Operating Partnership is the umbrella partnership. We own a majority, but not all, of the Operating Partnership. We also wholly own the sole general partner (the manager) of the Operating Partnership. Substantially all of our assets are held in, and substantially all of our operations are conducted through, the Operating Partnership. Shares of our common stock are traded on the NYSE under the symbol "STAG." The limited partnership interests in the Operating Partnership, which we sometimes refer to as “common units,” are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below. Our UPREIT structure allows us to acquire properties on a tax-deferred basis by issuing common units in exchange for the property.

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

The following is a simplified diagram of our UPREIT structure at December 31, 2018.

Public stockholders
(including officers
and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties
(including officers
and directors)
95.5%
Limited Partner
STAG Industrial
GP, LLC
3.5%
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
As of December 31, 2018, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
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
The values of, and the cash flows from, the properties we own may be affected by historical or future developments in global, national and local economies. As a result of any global economic crisis and significant government intervention, federal, state and local governments have historically incurred and may continue to incur record deficits and assume or guarantee liabilities of private financial institutions or other private entities. Increased budget deficits and weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.
Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. See our "Geographic Diversification" table in Item 2, "Properties" for details of geographic concentration of our properties. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.
We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.
We are subject to certain industry concentrations with respect to our properties. See our "Industry Diversification" table in Item 2, "Properties" for details of industry concentration of our properties. Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

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
Of the properties in our portfolio at December 31, 2018, 232 buildings totaling approximately 46.9 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.
We face risks associated with system failures through security breaches or cyber attacks, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to mitigate this risk entirely. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
We depend on key personnel; the loss of their full service could adversely affect us.
Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. As of December 31, 2018, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel.
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
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to sell equity or obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and dividends; and

•	the market price per share of our common stock.
If we cannot raise equity or obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.
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
We may experience conflicts of interest with several members of our senior management team and board who have or may become limited partners in our Operating Partnership through the receipt of common units or long-term incentive plan units in our Operating Partnership (“LTIP units”) granted under the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”).
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
Our charter contains 9.8% ownership limits.  Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, the articles supplementary for our 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series C Preferred Stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, of more than 9.8% of the value or number of our outstanding shares of our common stock or Series C Preferred Stock, could jeopardize our status as a REIT. The ownership limits contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might be in the best interest of our stockholders.
Our board of directors may create and issue a class or series of preferred stock without stockholder approval.  Subject to the rights of holders of Series C Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series C Preferred Stock, our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Subject to the rights of holders of Series C Preferred Stock discussed above, our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
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

•
subject to the rights of holders of Series C Preferred Stock, classify or reclassify any unissued shares of our common stock or preferred stock, set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	make certain amendments to the 2011 Plan;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party tenants; and

•	determine that it is no longer in our best interests to continue to qualify as a REIT.
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
Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2011 Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of our common stock. The existence of shares of our common stock reserved for issuance under the 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common and preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, our board of directors authorized us to issue shares of common stock in our at-the market program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our securities.
Our common stock is ranked junior to our Series C Preferred Stock. Our outstanding Series C Preferred Stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.
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
The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic climate;

•	the attractiveness of our properties to potential tenants;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, drones, robotics, "3D" printing, online marketplaces for industrial space, or other developments;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	changes in operating costs and expenses and our ability to control rents;

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
Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2018, leases with respect to approximately 38.8% (excluding month-to-month leases, which comprise an additional 0.2%) of our total annualized base rental revenue will expire before December 31, 2021. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or sub-market could adversely affect our ability to re‑lease the space at attractive rental rates.
We may be unable to lease vacant space or renew leases or re-lease on favorable terms.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may face difficulty obtaining, or be unable to obtain, a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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
Environmentally hazardous conditions, including the effect of climate change, may adversely affect our operating results.
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

We are also exposed to potential physical risks from any changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. We may be harmed with respect to any real estate development or redevelopment by potential changes to the supply chain or stricter energy efficiency standards for industrial buildings. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for industrial space and our inability to operate our buildings. Climate change may also have indirect negative effects on our business by increasing the cost of, or making unavailable, property insurance on terms we find acceptable and increasing the cost of energy, building materials and snow removal at our properties.
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
Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we had total outstanding debt of approximately $1.3 billion, including $100.5 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

Additionally, we pay interest under our unsecured credit facility and other debt instruments based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our unsecured credit facility and other debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

Covenants in our unsecured credit facility, unsecured term loans, unsecured notes, mortgage notes, and any future debt instruments could limit our flexibility, prevent us from paying distributions, and adversely affect our financial condition or our status as a REIT.

The terms of certain of our mortgage notes require us to comply with loan-to-collateral-value ratios, debt service coverage ratios and, in the case of an event of default, limitations on the ability of our subsidiaries that are borrowers under our mortgage notes to make distributions to us or our other subsidiaries. In addition, our unsecured credit facility, unsecured term loans and unsecured notes require us to comply with loan-to-collateral-value ratios, debt service coverage ratios, leverage ratios, and fixed charge coverage ratios. Our existing loan covenants may reduce flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. In addition, upon a default, our unsecured credit facility, unsecured term loans and unsecured notes, will limit, among other things, our ability to pay dividends, even if we are otherwise in compliance with our financial covenants. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our unsecured credit facility, unsecured term loans, unsecured notes and mortgage notes.

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

If mortgage debt or unsecured debt is unavailable at reasonable rates, we may not be able to finance the purchase of our properties or refinance our debt.

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

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would incur greater borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our unsecured credit facility and other debt instruments. Adverse changes in our credit ratings could harm our business and, in particular, our financing, refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our acquisition activity.

U.S. Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates (21%). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends‑paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
To maintain our qualification as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•	Our TRS will be subject to federal, state and local income tax at regular corporate rates on any income that it earns.
We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
REIT distribution requirements could adversely affect our ability to execute our business plan.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow or raise equity on unfavorable terms, sell investments at disadvantageous prices, make taxable distributions of our stock or debt securities or find another alternative source of funds to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.
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

The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

We may be subject to adverse legislative or regulatory tax changes.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or may reduce the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. The Tax Cuts and Jobs Act (“TCJA”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes on REITs and their stockholders.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2018, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama
	Montgomery	1	Warehouse / Distribution	332,000
	Phenix City	1	Warehouse / Distribution	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	400,000
Arizona
	Avondale	1	Warehouse / Distribution	186,643

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Tucson	1	Warehouse / Distribution	129,047
California
	Camarillo	2	Warehouse / Distribution	732,606
	San Diego	1	Warehouse / Distribution	205,440
Colorado
	Grand Junction	1	Warehouse / Distribution	82,800
	Longmont	1	Light Manufacturing	64,750
Connecticut
	Avon	1	Light Manufacturing	78,400
	East Windsor	2	Warehouse / Distribution	271,111
	Milford	1	Warehouse / Distribution	200,000
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000
Delaware
	New Castle	1	Warehouse / Distribution	485,987
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Jacksonville	4	Warehouse / Distribution	1,025,720
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Light Manufacturing	215,900
	Orlando	1	Warehouse / Distribution	155,000
	Pensacola	1	Flex / Office	30,620
Georgia
	Augusta	1	Warehouse / Distribution	203,726
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	1	Warehouse / Distribution	373,900
	LaGrange	2	Warehouse / Distribution	645,191
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,200
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,680
	Stone Mountain	1	Warehouse / Distribution	78,000
Idaho
	Idaho Falls	1	Warehouse / Distribution	90,300
Illinois
	Batavia	1	Warehouse / Distribution	102,500
	Belvidere	10	Warehouse / Distribution	1,469,222
	DeKalb	1	Warehouse / Distribution	146,740
	Gurnee	2	Warehouse / Distribution	562,500
	Harvard	1	Light Manufacturing	126,304
	Itasca	1	Warehouse / Distribution	202,000
	Libertyville	1	Warehouse / Distribution	251,961
	Libertyville	1	Flex / Office	35,141
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Sauk Village	1	Warehouse / Distribution	375,785
	South Holland	1	Warehouse / Distribution	202,902
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	5	Light Manufacturing	305,874
	West Chicago	1	Warehouse / Distribution	249,470
	Wood Dale	1	Light Manufacturing	137,607
	Woodstock	1	Light Manufacturing	129,803
Indiana
	Albion	7	Light Manufacturing	261,013
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	1	Warehouse / Distribution	446,500
	Kendallville	1	Light Manufacturing	58,500

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	1	Warehouse / Distribution	478,721
	Marion	1	Warehouse / Distribution	249,920
	Portage	1	Warehouse / Distribution	212,000
	South Bend	1	Warehouse / Distribution	225,000
Iowa
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	1	Warehouse / Distribution	121,922
	Marion	1	Warehouse / Distribution	95,500
Kansas
	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	2	Warehouse / Distribution	276,219
	Olathe	1	Warehouse / Distribution	496,373
	Wichita	3	Warehouse / Distribution	248,550
Kentucky
	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	1	Warehouse / Distribution	465,136
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	3	Warehouse / Distribution	722,741
Louisiana
	Baton Rouge	1	Warehouse / Distribution	279,236
	Shreveport	1	Warehouse / Distribution	420,259
Maine
	Belfast	5	Flex / Office	306,554
	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000
	Lewiston	1	Flex / Office	60,000
	Portland	1	Warehouse / Distribution	100,600
Maryland
	Hampstead	1	Warehouse / Distribution	1,035,249
	White Marsh	1	Warehouse / Distribution	60,000
Massachusetts
	Chicopee	1	Warehouse / Distribution	217,000
	Malden	2	Light Manufacturing	109,943
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Stoughton	2	Warehouse / Distribution	258,213
	Westborough	1	Warehouse / Distribution	121,700

Michigan
	Belleville	1	Light Manufacturing	160,464
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	1	Warehouse / Distribution	301,317
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	135,728
	Romulus	1	Light Manufacturing	274,500
	Romulus	1	Warehouse / Distribution	303,760
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	2	Warehouse / Distribution	422,377
Minnesota
	Carlos	1	Light Manufacturing	196,270
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Maple Grove	1	Warehouse / Distribution	108,628
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348
	Oakdale	1	Warehouse / Distribution	109,444
	Plymouth	1	Warehouse / Distribution	120,606
	Rogers	1	Warehouse / Distribution	386,724
	Savage	1	Warehouse / Distribution	244,050
	South Saint Paul	1	Warehouse / Distribution	422,727
Missouri
	Earth City	1	Warehouse / Distribution	116,783
	Hazlewood	1	Warehouse / Distribution	305,550
	O'Fallon	2	Warehouse / Distribution	186,854
Nevada
	Las Vegas	1	Light Manufacturing	122,472
	Las Vegas	1	Warehouse / Distribution	34,916
	Reno	1	Light Manufacturing	87,264
	Sparks	1	Warehouse / Distribution	161,986
New Hampshire
	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391
New Jersey
	Burlington	2	Warehouse / Distribution	1,552,121
	Franklin Township	2	Warehouse / Distribution	306,962
	Lopatcong	1	Warehouse / Distribution	237,500
	Pedricktown	1	Warehouse / Distribution	245,749
New York
	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	3	Warehouse / Distribution	301,246
	Gloversville	3	Warehouse / Distribution	172,465
	Johnstown	1	Warehouse / Distribution	57,102
	Johnstown	1	Light Manufacturing	42,325
North Carolina
	Charlotte	4	Warehouse / Distribution	462,451
	Durham	1	Warehouse / Distribution	80,600
	Greensboro	1	Warehouse / Distribution	128,287
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000
Ohio
	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	175,900
	Columbus	2	Warehouse / Distribution	333,645
	Dayton	2	Warehouse / Distribution	775,727
	Fairborn	1	Warehouse / Distribution	258,680
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Grove City	1	Warehouse / Distribution	175,512
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	1	Warehouse / Distribution	201,519

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Mason	1	Light Manufacturing	116,200
	North Jackson	1	Warehouse / Distribution	209,835
	North Jackson	1	Warehouse / Distribution	307,315
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	2	Warehouse / Distribution	345,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	1	Warehouse / Distribution	161,984
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	1	Warehouse / Distribution	150,974
	West Chester	1	Warehouse / Distribution	269,868
Oklahoma
	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	1	Warehouse / Distribution	175,000
Oregon
	Salem	2	Light Manufacturing	155,900
Pennsylvania
	Allentown	1	Warehouse / Distribution	289,900
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	3	Warehouse / Distribution	737,768
	Croydon	1	Warehouse / Distribution	101,869
	Elizabethtown	1	Warehouse / Distribution	206,236
	Lancaster	1	Warehouse / Distribution	240,529
	Langhorne	2	Light Manufacturing	287,647
	Langhorne	1	Warehouse / Distribution	102,000
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	4	Warehouse / Distribution	1,077,054
	Muhlenberg Townsh	1	Warehouse / Distribution	394,289
	New Kensington	1	Warehouse / Distribution	200,500
	O'Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	Williamsport	1	Warehouse / Distribution	250,000
	York	2	Warehouse / Distribution	661,468
South Carolina
	Columbia	1	Light Manufacturing	185,600
	Duncan	2	Warehouse / Distribution	787,380
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	1	Light Manufacturing	203,000
	Fountain Inn	2	Warehouse / Distribution	442,472
	Gaffney	1	Warehouse / Distribution	226,968
	Graniteville	1	Warehouse / Distribution	450,000
	Greenville	1	Warehouse / Distribution	157,500
	Greenwood	2	Light Manufacturing	175,055
	Greer	6	Warehouse / Distribution	645,417
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	4	Warehouse / Distribution	610,891
	Rock Hill	2	Warehouse / Distribution	590,520
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	6	Warehouse / Distribution	1,209,963
	Ware Shoals	1	Light Manufacturing	20,514
	West Columbia	4	Warehouse / Distribution	769,532
South Dakota
	Rapid City	1	Flex / Office	132,365
Tennessee
	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	216,902
	Knoxville	1	Light Manufacturing	106,000
	Knoxville	1	Warehouse / Distribution	108,400

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Loudon	1	Warehouse / Distribution	104,000
	Madison	1	Warehouse / Distribution	418,406
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	130,560
	Murfreesboro	1	Warehouse / Distribution	102,505
	Nashville	1	Warehouse / Distribution	150,000
	Portland	1	Warehouse / Distribution	414,043
	Vonore	1	Warehouse / Distribution	342,700
Texas
	Arlington	2	Warehouse / Distribution	290,132
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	8	Warehouse / Distribution	1,887,074
	Garland	1	Light Manufacturing	253,900
	Houston	2	Light Manufacturing	408,599
	Houston	7	Warehouse / Distribution	827,859
	Laredo	1	Warehouse / Distribution	206,810
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300
	Waco	1	Warehouse / Distribution	66,400
Virginia
	Chester	1	Warehouse / Distribution	100,000
	Independence	1	Warehouse / Distribution	120,000
	Harrisonburg	1	Warehouse / Distribution	357,673
Wisconsin
	Caledonia	1	Light Manufacturing	53,680
	Chippewa Falls	2	Light Manufacturing	97,400
	DeForest	1	Warehouse / Distribution	254,431
	De Pere	1	Warehouse / Distribution	200,000
	East Troy	1	Warehouse / Distribution	149,624
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Janesville	1	Warehouse / Distribution	700,000
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	New Berlin	1	Warehouse / Distribution	205,063
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Light Manufacturing	105,637
	Pleasant Prairie	1	Warehouse / Distribution	195,415
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	241,977
	Yorkville	1	Warehouse / Distribution	98,151
		390		76,796,145

As of December 31, 2018, 25 of our 390 buildings were encumbered by mortgage indebtedness totaling approximately $57.0 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Geographic Diversification

The following table sets forth information about the ten largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2018.

Top Ten Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.4%
Chicago, IL	8.4%
Greenville/Spartanburg, SC	5.9%
Milwaukee/Madison, WI	4.4%
Detroit, MI	4.3%
Pittsburgh, PA	3.4%
Charlotte, NC	3.3%
Minneapolis/St Paul, MN	3.2%
Houston, TX	3.1%
Cincinnati/Dayton, OH	2.8%
Total	48.2%
(1) As defined by CoStar Realty Information, Inc.

Industry Diversification

The following table sets forth information about the ten largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2018.

Top Ten Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Capital Goods	15.0%
Automobiles & Components	12.5%
Materials	11.1%
Transportation	9.8%
Consumer Durables & Apparel	8.7%
Commercial & Prof Services	7.9%
Food, Beverage & Tobacco	7.4%
Retailing	4.7%
Household & Personal Products	4.4%
Food & Staples Retailing	4.2%
Total	85.7%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table sets forth information about the ten largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2018.

Top Ten Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.3%
XPO Logistics	4	1.8%
Deckers Outdoor	2	1.4%
Yanfeng US Automotive Interior	3	1.2%
Solo Cup	1	1.2%
TriMas Corporation	4	1.2%
DHL	4	1.0%
WestRock Company	6	0.9%
Generation Brands	1	0.9%
Carolina Beverage Group	2	0.9%
Total	28	12.8%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations
As of December 31, 2018, our weighted average lease term was approximately 4.9 years. We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage. The following table sets forth a summary of lease expirations for leases in place as of December 31, 2018, plus available space, for each of the ten calendar years beginning with 2019 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,456,600	—	$—	—
Month-to-month leases	5	129,500	0.2%	642	0.2%
2019	46	6,924,804	9.4%	30,021	9.7%
2020	52	9,994,198	13.6%	42,748	13.8%
2021	70	10,931,569	14.9%	47,431	15.3%
2022	56	7,015,995	9.6%	29,774	9.6%
2023	51	9,118,286	12.4%	34,695	11.2%
2024	36	6,456,861	8.8%	26,780	8.6%
2025	24	4,031,385	5.5%	17,650	5.7%
2026	24	4,491,582	6.1%	18,976	6.1%
2027	12	1,916,418	2.6%	9,105	3.0%
2028	23	4,589,199	6.3%	19,085	6.2%
Thereafter	30	7,739,748	10.6%	32,911	10.6%
Total/weighted average	429	76,796,145	100.0%	$309,818	100.0%

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
Item 4.  Mine Safety Disclosures

Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 11, 2019, we had 65 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2013 to December 31, 2018 and assumes that $100 was invested in our common stock and in each index on December 31, 2013 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2013 with dividends reinvested

$180
$160
$140
$120
$100
$170.07
$163.57
$157.22
$150.33
$152.52
$145.16
$145.55
$133.67
$140.92
$130.38
$126.98
$129.05
$115.26
$113.69
$102.10
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2018, 2017, 2016, 2015 and 2014, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, have been derived from the audited financial statements of STAG Industrial, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue
Total revenue	$350,993	$301,087	$250,243	$218,633	$173,816
Expenses
Property	69,021	57,701	48,904	42,627	33,388
General and administrative	34,052	33,349	33,395	28,750	26,396
Property acquisition costs	—	5,386	4,567	4,757	4,390
Depreciation and amortization	167,617	150,881	125,444	110,421	87,703
Loss on impairments	6,182	1,879	16,845	29,272	2,840
Gain on involuntary conversion	—	(325)	—	—	—
Other expenses	1,277	1,786	1,149	1,048	803
Total expenses	278,149	250,657	230,304	216,875	155,520
Other income (expense)
Interest and other income	20	12	10	9	15
Interest expense	(48,817)	(42,469)	(42,923)	(36,098)	(25,109)
Loss on extinguishment of debt	(13)	(15)	(3,261)	—	(686)
Gain on the sales of rental property, net	72,211	24,242	61,823	4,986	2,799
Total other income (expense)	23,401	(18,230)	15,649	(31,103)	(22,981)
Net income (loss)	$96,245	$32,200	$35,588	$(29,345)	$(4,685)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	3,319	941	1,069	(1,962)	(992)
Less: preferred stock dividends	7,604	9,794	13,897	10,848	10,848
Less: redemption of preferred stock	2,661	—	—	—	—
Less: amount allocated to participating securities	276	334	384	385	345
Net income (loss) attributable to common stockholders	$82,385	$21,131	$20,238	$(38,616)	$(14,886)
Net income (loss) per share attributable to common stockholders — basic	$0.80	$0.24	$0.29	$(0.58)	$(0.28)
Net income (loss) per share attributable to common stockholders — diluted	$0.79	$0.23	$0.29	$(0.58)	$(0.28)
Balance Sheets Data (December 31):
Rental property, before accumulated depreciation and amortization	$3,555,133	$3,097,276	$2,541,705	$2,188,642	$1,809,895
Rental property, after accumulated depreciation and amortization	$2,991,701	$2,567,577	$2,116,836	$1,839,967	$1,558,434
Total assets	$3,102,532	$2,680,667	$2,186,156	$1,901,782	$1,623,802
Total debt	$1,325,908	$1,173,781	$1,036,139	$980,248	$680,478
Total liabilities	$1,432,900	$1,270,360	$1,119,230	$1,043,925	$731,924
Total equity	$1,669,632	$1,410,307	$1,066,926	$857,857	$891,878
Other Data:
Dividends declared per common share	$1.419996	$1.405002	$1.389996	$1.365	$1.29
Net cash provided by operating activities	$197,769	$162,098	$135,788	$121,747	$96,803
Net cash used in investing activities	$507,201	$571,635	$346,259	$370,589	$421,740
Net cash provided by financing activities	$303,845	$415,861	$211,870	$238,464	$342,225

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For the definitions of certain terms used in the following discussion, refer to Item 1, "Business - Certain Definitions" included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2018, we owned 390 buildings in 37 states with approximately 76.8 million rentable square feet, consisting of 320 warehouse/distribution buildings, 58 light manufacturing buildings, nine flex/office buildings, and three Value Add Portfolio buildings. We own both single- and multi-tenant properties, although we focus on the former.

As of December 31, 2018, our buildings were approximately 95.5% leased to 349 tenants, with no single tenant accounting for more than approximately 2.3% of our total annualized base rental revenue and no single industry accounting for more than approximately 15.0% of our total annualized base rental revenue.

We own the interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2018, we owned approximately 96.5% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 3.5%.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of more than nine years of economic growth, some uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In December 2018, the federal funds target rate was raised 25 basis points to a target range of 2.25% to 2.50%. We believe that this announcement, combined with the unwinding of the Central Bank's balance sheet by selling Treasury securities, signal the Central Bank's confidence in the economy. If interest rates rise further as a result of Federal Reserve policy action (short-term interest rates) or changes in market expectations and capital flows (long-term interest rates), we believe strengthening economic conditions are likely to accompany these changes. This strengthening of economic conditions combined with the currently favorable industrial supply-demand environment should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and our acquisition activity should benefit from higher yields. Furthermore, we believe certain characteristics of our business should position us well in a rising interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors may to be more affected by interest rate increases.

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. As of year-end 2018, demand for space has continued to outpace new supply supporting an accommodative environment for owners. Development activity has steadily increased over the past several years and is now reaching material levels in a growing number of primary industrial markets. Though availability remains historically low, this is a trend we will monitor closely in the coming year. At this point the supply remains fairly concentrated in the larger primary markets. We have limited exposure to many of these markets. On the demand side, we note that the quality and availability of labor remains a key focus of tenants making occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.
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

The following table provides a summary of our Operating Portfolio leases executed during the years ended December 31, 2018 and 2017. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Year ended December 31, 2018
New Leases(4)	2,513,085	$3.63	$3.77	$2.12	10.3%	17.8%	6.3	$0.71
Renewal Leases(5)	7,129,299	$4.07	$4.22	$0.81	7.3%	14.5%	4.8	$0.11
Total/weighted average	9,642,384	$3.96	$4.10	$1.15	7.9%	15.2%	5.2	$0.26
Year ended December 31, 2017
New Leases(4)	2,554,246	$4.04	$4.29	$1.46	4.5%	10.6%	4.5	$0.23
Renewal Leases(5)	8,644,161	$3.89	$4.04	$0.66	2.5%	10.9%	5.3	$0.29
Total/weighted average	11,198,407	$3.92	$4.10	$0.84	2.9%	10.8%	5.2	$0.28

(1)
We define Total Costs as the costs for improvements of vacant and renewal spaces, as well as the legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(2)
We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage.

(3)	Represents the total rental concessions for the entire lease term.

(4)
We define a New Lease as any lease that is signed for an initial term equal to or greater than twelve months for any vacant space; this includes a new tenant or an existing tenant that is expanding into new (additional) space.

(5)
We define a Renewal Lease as a lease signed by an existing tenant to extend the term for twelve months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration and (iii) an early renewal or workout, which ultimately does extend the original term for twelve months or more.

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance, and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance, and maintenance costs. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.7% of our total annualized base rental revenue will expire during the period from January 1, 2019 to December 31, 2019, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be higher than the rates under existing leases expiring during the period January 1, 2019 to December 31, 2019, thereby resulting in slightly higher revenue from the same space.

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

See Note 2 in the accompanying Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

We allocate the purchase price of business combinations or asset acquisitions of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

We evaluate the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions regarding anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have not recorded any impairments to goodwill through December 31, 2018.

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
Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. See Note 4 in the accompanying Notes to Consolidated Financial Statements for the fair value of our indebtedness. See Note 5 in the accompanying Notes to Consolidated Financial Statements for the fair value of our interest rate swaps.

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

When we are the owner of tenant improvements or other capital items, the cost to construct the tenant improvements or other capital items, including costs paid for or reimbursed by the tenants, is recorded as capital assets. For these tenant improvements or other capital items, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as income over the shorter of the useful life of the capital asset or the term of the related lease.

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

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. On December 31, 2018, we owned 270 industrial buildings consisting of approximately 53.0 million square feet, which represents approximately 69.1% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.2% to 95.4% as of December 31, 2018 compared to 96.6% as of December 31, 2017.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2018 and 2017 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2018 and 2017 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$207,455	$203,707	$3,748	1.8%	$71,884	$41,883	$16,315	$10,241	$295,654	$255,831	$39,823	15.6%
Tenant recoveries	35,858	35,224	634	1.8%	14,367	7,186	3,814	2,595	54,039	45,005	9,034	20.1%
Other income	898	98	800	816.3%	309	96	93	57	1,300	251	1,049	417.9%
Total operating revenue	244,211	239,029	5,182	2.2%	86,560	49,165	20,222	12,893	350,993	301,087	49,906	16.6%
Expenses
Property	45,622	42,893	2,729	6.4%	16,692	9,590	6,707	5,218	69,021	57,701	11,320	19.6%
Net operating income (1)	$198,589	$196,136	$2,453	1.3%	$69,868	$39,575	$13,515	$7,675	$281,972	$243,386	$38,586	15.9%
Other expenses
General and administrative									34,052	33,349	703	2.1%
Property acquisition costs									—	5,386	(5,386)	(100.0)%
Depreciation and amortization									167,617	150,881	16,736	11.1%
Loss on impairments									6,182	1,879	4,303	229.0%
Gain on involuntary conversion									—	(325)	325	(100.0)%
Other expenses									1,277	1,786	(509)	(28.5)%
Total other expenses									209,128	192,956	16,172	8.4%
Total expenses									278,149	250,657	27,492	11.0%
Other income (expense)
Interest and other income									20	12	8	66.7%
Interest expense									(48,817)	(42,469)	(6,348)	14.9%
Loss on extinguishment of debt									(13)	(15)	2	(13.3)%
Gain on the sales of rental property, net									72,211	24,242	47,969	197.9%
Total other income (expense)									23,401	(18,230)	41,631	228.4%
Net income									$96,245	$32,200	$64,045	198.9%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $64.0 million or 198.9% to $96.2 million for the year ended December 31, 2018 compared to $32.2 million for the year ended December 31, 2017.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of (i) rental income consisting of base rent, straight-line rent and above and below market lease amortization from our properties, and (ii) tenant recoveries.

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income increased by $3.7 million or 1.8% to $207.5 million for the year ended December 31, 2018 compared to $203.7 million for the year ended December 31, 2017. Approximately $7.3 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased by approximately $0.7 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $4.3 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $0.6 million or 1.8% to $35.9 million for the year ended December 31, 2018 compared to $35.2 million for the year ended December 31, 2017. Approximately $1.7 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.5 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority. The increase was also partially offset by one of our properties where it was determined, during the year ended December 31, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related tenant recovery income recorded for the year ended December 31, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store tenant recoveries as it did not recur for the year ended December 31, 2018.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $2.7 million or 6.4% to $45.6 million for the year ended December 31, 2018 compared to $42.9 million for the year ended December 31, 2017. This increase was primarily related to increases in general repairs and maintenance expense of approximately $0.4 million, real estate taxes levied by the related taxing authority of approximately $0.8 million, snow removal and utilities expenses of approximately $0.9 million, insurance expense of approximately $0.4 million, and bad debt expense of approximately $0.8 million. These increases were partially offset by a decrease in real estate taxes attributable to one of our properties where it was determined, during the year ended December 31, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related tenant recovery income recorded for the year ended December 31, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store operating expenses as it did not recur for the year ended December 31, 2018.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2016, we acquired 100 buildings consisting of approximately 20.0 million square feet (excluding six buildings that were included in the Value Add Portfolio at December 31, 2018 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016), and sold 30 buildings consisting of approximately 5.8 million square feet. For the years ended December 31, 2018 and 2017, the buildings acquired after December 31, 2016 contributed approximately $61.3 million and $22.1 million to NOI, respectively. For the years ended December 31, 2018 and 2017, the buildings sold after December 31, 2016 contributed approximately $8.6 million and $17.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At December 31, 2018 we owned nine flex/office buildings consisting of approximately 0.6 million square feet, three buildings in our Value Add Portfolio consisting of approximately 0.6 million square feet, and nine buildings consisting of approximately 2.7 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2016. These buildings contributed approximately $13.0 million and $7.6 million to NOI for the years ended December 31, 2018 and 2017, respectively. Additionally, there was $0.5 million and $0.1 million of termination fee income from certain buildings in our same store portfolio for the years ended December 31, 2018 and December 31, 2017, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, property acquisition costs, depreciation and amortization, loss on impairments, gain on involuntary conversion, and other expenses.

Total other expenses increased $16.2 million or 8.4% for the year ended December 31, 2018 to $209.1 million compared to $193.0 million for the year ended December 31, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $16.7 million as a result of acquisitions that increased the depreciable asset base. The increase was also attributable to four buildings that were impaired in the amount of approximately $6.2 million during the year ended December 31, 2018, whereas there was only one building impaired in the amount of approximately $1.9 million during the year ended December 31, 2017. These increases were partially offset by a decrease in property acquisition costs of approximately $5.4 million due to the adoption of Accounting Standards Update 2017-01, as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

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

Total net other income increased $41.6 million or 228.4% to a net other income position of $23.4 million for the year ended December 31, 2018 compared to a net other expense position of $18.2 million for the year ended December 31, 2017. This increase was primarily the result of an increase in the gain on the sales of rental property of approximately $48.0 million. This was partially offset by an increase in interest expense of approximately $6.3 million which was primarily attributable to a higher unsecured credit facility balance during the year ended December 31, 2018 compared to the year ended December 31, 2017, and the issuance of new unsecured term loans and unsecured notes as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. The increase in interest expense was slightly offset by the repayment of several mortgage notes during the year ended December 31, 2017.

Comparison of year ended December 31, 2017 to the year ended December 31, 2016

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2015. On December 31, 2017 we owned 238 industrial buildings consisting of approximately 46.9 million square feet, which represented approximately 66.8% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.4% to 95.6% as of December 31, 2017 compared to 96.0% as of December 31, 2016.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2017 and 2016 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2017 and 2016 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2015 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2017	2016	$	%	2017	2016	2017	2016	2017	2016	$	%
Revenue
Operating revenue
Rental income	$177,871	$177,228	$643	0.4%	$66,935	$25,954	$11,025	$9,559	$255,831	$212,741	$43,090	20.3%
Tenant recoveries	31,319	29,301	2,018	6.9%	11,248	5,201	2,438	2,605	45,005	37,107	7,898	21.3%
Other income	98	106	(8)	(7.5)%	96	66	57	223	251	395	(144)	(36.5)%
Total operating revenue	209,288	206,635	2,653	1.3%	78,279	31,221	13,520	12,387	301,087	250,243	50,844	20.3%
Expenses
Property	39,518	36,882	2,636	7.1%	13,247	6,854	4,936	5,168	57,701	48,904	8,797	18.0%
Net operating income (1)	$169,770	$169,753	$17	—%	$65,032	$24,367	$8,584	$7,219	$243,386	$201,339	$42,047	20.9%
Other expenses
General and administrative									33,349	33,395	(46)	(0.1)%
Property acquisition costs									5,386	4,567	819	17.9%
Depreciation and amortization									150,881	125,444	25,437	20.3%
Loss on impairments									1,879	16,845	(14,966)	(88.8)%
Gain on involuntary conversion									(325)	—	(325)	100.0%
Other expenses									1,786	1,149	637	55.4%
Total other expenses									192,956	181,400	11,556	6.4%
Total expenses									250,657	230,304	20,353	8.8%
Other income (expense)
Interest and other income									12	10	2	20.0%
Interest expense									(42,469)	(42,923)	454	(1.1)%
Loss on extinguishment of debt									(15)	(3,261)	3,246	(99.5)%
Gain on the sales of rental property, net									24,242	61,823	(37,581)	(60.8)%
Total other income (expense)									(18,230)	15,649	(33,879)	(216.5)%
Net income									$32,200	$35,588	$(3,388)	(9.5)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

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

Same store rental income increased by $0.6 million or 0.4% to $177.8 million for the year ended December 31, 2017 compared to $177.2 million for the year ended December 31, 2016. Approximately $4.8 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased approximately $0.6 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $4.8 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store tenant recoveries increased by $2.0 million or 6.9% to $31.3 million for the year ended December 31, 2017 compared to $29.3 million for the year ended December 31, 2016. Approximately $2.8 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. The increase was also attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the year ended December 31, 2017 includes an additional 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store tenant recoveries. This increase was partially offset by a decrease of approximately $1.4 million related to vacancy of previously occupied buildings, as well as decreases in real estate taxes levied by the taxing authority

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $2.6 million or 7.1% to $39.5 million for the year ended December 31, 2017 compared to $36.9 million for the year ended December 31, 2016. This increase was primarily related to net increases in real estate taxes levied by the related taxing authority of approximately $1.4 million, as well as an increase of approximately $0.7 million in general repairs and maintenance and utilities expenses. The remaining increase was attributable to one of our properties where it was determined that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and as such the expense and related recovery recorded for the year ended December 31, 2017 includes an additional 36 months of real estate taxes, which attributed to approximately $0.6 million of the increase in same store operating expenses. These increases were partially offset by a decrease of approximately $0.1 million in snow removal expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions net operating income to net income, see the table above.

Subsequent to December 31, 2015, we acquired 100 buildings consisting of approximately 21.4 million square feet, and sold 35 buildings consisting of approximately 6.1 million square feet. For the years ended December 31, 2017 and 2016, the buildings acquired after December 31, 2015 contributed approximately $62.2 million and $11.3 million to NOI, respectively. For the years ended December 31, 2017 and 2016, the buildings sold after December 31, 2015 contributed approximately $2.8 million and $13.1 million to net operating income, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2015. Other NOI also includes asset management fee income and termination income from buildings from our same store portfolio.

For a detailed reconciliation of our other net operating income to net income, see the table above.

At December 31, 2017 we owned 14 flex/office buildings consisting of approximately 0.9 million square feet, three buildings consisting of approximately 0.6 million square feet that were placed into service after December 31, 2015, and one building consisting of approximately 0.3 million square feet that was in redevelopment. These buildings contributed approximately $7.2 million and $6.9 million to NOI for the years ended December 31, 2017 and 2016, respectively. We earned $0.1 million and $0.2 million in asset management fee income for the years ended December 31, 2017 and 2016, respectively. Additionally, there was $1.3 million and $0.1 million of termination fee income from certain buildings in our same store portfolio for the years ended December 31, 2017 and December 31, 2016, respectively.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2018	2017	2016
Net income	$96,245	$32,200	$35,588
Rental property depreciation and amortization	167,321	150,591	125,182
Loss on impairments	6,182	1,879	16,845
Gain on the sales of rental property, net	(72,211)	(24,242)	(61,823)
FFO	$197,537	$160,428	$115,792
Preferred stock dividends	(7,604)	(9,794)	(13,897)
Redemption of preferred stock	(2,661)	—	—
Other expenses	—	—	(384)
FFO attributable to common stockholders and unit holders	$187,272	$150,634	$101,511

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2018	2017	2016
Net income	$96,245	$32,200	$35,588
Asset management fee income	—	(52)	(210)
General and administrative	34,052	33,349	33,395
Transaction costs	214	5,386	4,567
Depreciation and amortization	167,617	150,881	125,444
Interest and other income	(20)	(12)	(10)
Interest expense	48,817	42,469	42,923
Loss on impairments	6,182	1,879	16,845
Gain on involuntary conversion	—	(325)	—
Loss on extinguishment of debt	13	15	3,261
Other expenses	1,063	1,097	1,149
Loss on incentive fee	—	689	—
Gain on the sales of rental property, net	(72,211)	(24,242)	(61,823)
Net operating income	$281,972	$243,334	$201,129
Cash Flows
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The following table summarizes our cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2018	2017	$	%
Net cash provided by operating activities	$197,769	$162,098	$35,671	22.0%
Net cash used in investing activities	$507,201	$571,635	$(64,434)	(11.3)%
Net cash provided by financing activities	$303,845	$415,861	$(112,016)	(26.9)%

Net cash provided by operating activities increased $35.7 million to $197.8 million for the year ended December 31, 2018, compared to $162.1 million for the year ended December 31, 2017. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2017, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2017 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased by $64.4 million to $507.2 million for the year ended December 31, 2018, compared to $571.6 million for the year ended December 31, 2017. The decrease is primarily attributable an increase in net proceeds from the sale of 19 buildings during the year ended December 31, 2018 for net proceeds of approximately $207.9 million, compared to the year ended December 31, 2017 where we sold 11 buildings for net proceeds of approximately $65.1 million. This was partially offset by an increase in cash paid for the acquisition of 53 buildings during the year ended December 31, 2018 of approximately $675.6 million, compared to the acquisition of 53 buildings during the year ended December 31, 2017 of approximately $593.0 million.
Net cash provided by financing activities decreased $112.0 million to $303.8 million for the year ended December 31, 2018, compared to $415.9 million for the year ended December 31, 2017. The decrease was primarily due to an increase in net cash outflow on our unsecured credit facility of approximately $413.5 million and a decrease in proceeds from sales of common stock of approximately $37.1 million, as well as an approximately $17.9 million increase in dividends paid during the year ended December 31, 2018 compared to the year ended December 31, 2017 and the redemption of the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) of $70.0 million on July 11, 2018. These increases in net cash outflow were partially offset by the $150.0 million draw on the unsecured term loan that was entered into on July 28, 2017, the funding of the unsecured notes that were entered into on April 10, 2018 of $175.0 million, as well as a decrease in the repayment of mortgage notes of approximately $103.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following table summarizes our cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$162,098	$135,788	$26,310	19.4%
Net cash used in investing activities	$571,635	$346,259	$225,376	65.1%
Net cash provided by financing activities	$415,861	$211,870	$203,991	96.3%

Net cash provided by operating activities increased $26.3 million to $162.1 million for the year ended December 31, 2017, compared to $135.8 million for the year ended December 31, 2016. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2016, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2016 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased by $225.4 million to $571.6 million for the year ended December 31, 2017, compared to $346.3 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in cash paid for the acquisition of 53 buildings during the year ended December 31, 2017 of approximately $593.0 million, compared to the acquisition of 47 buildings during the year ended December 31, 2016 of approximately $467.3 million. The increase is also attributable to a decrease in net proceeds from the sales of rental property of approximately $87.0 million. Additionally, we had an increase in cash paid for additions of land and building improvements of approximately $15.3 million, primarily due to tenant improvement projects and the expansion of buildings. These increases were partially offset by proceeds received from insurance on involuntary conversion, as well as fluctuations in acquisition deposits.
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
Liquidity and Capital Resources
We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow is primarily rental income, expense recoveries from tenants, and other income from operations and is our principal source of funds that we use to pay operating expenses, debt service, recurring capital expenditures, and the distributions required to maintain our REIT qualification. We look to the capital markets (common equity, preferred equity, and debt) to primarily fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and debt and equity financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of December 31, 2018, we had total immediate liquidity of approximately $576.9 million, comprised of $8.0 million of cash and cash equivalents and $568.9 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The table below sets forth the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2018.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

On January 10, 2019, our board of directors declared the common stock dividends for the months ending January 31, 2019, February 28, 2019 and March 31, 2019 at a monthly rate of $0.119167 per share of common stock.

We pay quarterly cumulative dividends on the Series C Preferred Stock at a rate equivalent to the fixed annual rate of $1.71875 per share, respectively. The table below sets forth the dividends on the Preferred Stock Issuances during the year ended December 31, 2018.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500

(1)
On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. On July 11, 2018, we redeemed all of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

On January 10, 2019, our board of directors declared the Series C Preferred Stock dividend for the quarter ending March 31, 2019 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding
The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2018.

Loan	Principal Outstanding (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$100,500	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	100,500

Unsecured term loans:
Unsecured Term Loan C	150,000	L + 1.00%	Sep-29-2020	i
Unsecured Term Loan B	150,000	L + 1.00%	Mar-21-2021	i
Unsecured Term Loan A	150,000	L + 1.00%	Mar-31-2022	i
Unsecured Term Loan D	150,000	L + 1.00%	Jan-04-2023	i
Unsecured Term Loan E (4)	—	L + 1.00%	Jan-15-2024	i
Total unsecured term loans	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,640)
Total carrying value unsecured term loans, net	596,360

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,512)
Total carrying value unsecured notes, net	572,488

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	53,216	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,795	4.78%	Dec-15-2023	iv
Total mortgage notes	57,011
Add: Total unamortized fair market value premiums	50
Less: Total unamortized deferred financing fees and debt issuance costs	(501)
Total carrying value mortgage notes, net	56,560
Total / weighted average interest rate (5)	$1,325,908	3.56%

(1)
Interest rate as of December 31, 2018. At December 31, 2018, the one-month LIBOR (“L”) was 2.50269%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating, as defined in the respective loan agreements.

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

(5)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of December 31, 2018, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of December 31, 2018 was approximately $568.9 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

The Wells Fargo, National Association CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 24 properties that are collateral for the CMBS loan. The Operating Partnership guarantees the obligations under the CMBS loan.
On December 20, 2018, upon obtaining our second investment grade rating, the spread over the applicable rate on our unsecured credit facility and unsecured term loans changed from being based upon our consolidated leverage ratio, as defined in the respective loan agreements, to being based upon our debt rating, as defined in the respective loan agreements.

The chart below details our debt capital structure as of December 31, 2018.

Debt Capital Structure	December 31, 2018
Total principal outstanding (in thousands)	$1,332,511
Weighted average duration (years)	4.7
% Secured debt	4%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	38%

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

Unsecured Credit Facility, Unsecured Term Loans, and Unsecured Notes
The unsecured credit facility provides for a facility fee payable by us to the lenders at a rate per annum of 0.125% to 0.3%, depending on our debt rating, as defined in the credit agreement, of the aggregate commitments (currently $500.0 million). The facility fee is due and payable quarterly.
Covenants: Our ability to borrow, maintain borrowings and avoid default under the unsecured credit facility, the unsecured term loans, and unsecured notes is subject to our ongoing compliance with a number of financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•	a maximum secured leverage ratio of not greater than 0.40:1.00;

•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•	a minimum fixed charge ratio of not less than or equal to 1.50:1.00; and

•	a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00.
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
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2018, we were in compliance with the applicable financial covenants.
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

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2018, specifically our obligations under long-term debt agreements and ground lease agreements.

	Payments by Period
Contractual Obligations (in thousands)(1)(2)	Total	2019	2020-2021	2022-2023	Thereafter
Principal payments(3)	$1,332,511	$1,926	$304,109	$551,476	$475,000
Interest payments—Fixed rate debt(4)	180,451	27,513	54,770	48,337	49,831
Interest payments —Variable rate debt(4)(5)	65,976	20,225	35,132	10,591	28
Property lease(4)	2,716	1,203	1,513	—	—
Ground leases(4)	50,202	907	1,836	1,879	45,580
Total	$1,631,856	$51,774	$397,360	$612,283	$570,439

(1)
From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for the Wells Fargo, National Association CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at December 31, 2018 and the balance at December 31, 2018 was approximately $2.0 million. The funding of these reserves is not included in the table above.

(3)	The total payments do not include unamortized deferred financing fees, debt issuance costs, or fair market value premiums associated with certain loans.

(4)	This is not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $600.0 million current notional amount of our interest rate swaps, as discussed below.

Equity

Preferred Stock

On June 11, 2018, we gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. We recognized a deemed dividend to the holders of the Series B Preferred Stock of approximately $2.7 million on the accompanying Consolidated Statements of Operations for the year ended December 31, 2018 related to redemption costs and the original issuance costs of the Series B Preferred Stock. On July 11, 2018, we redeemed all of the Series B Preferred Stock.

The table below sets forth our outstanding preferred stock issuances as of December 31, 2018.

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

Common Stock

The following sets forth our at-the market (“ATM”) common stock offering program as of December 31, 2018. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$99,227

The tables below set forth the activity for the ATM common stock offering programs during the three months and year ended December 31, 2018 (in thousands, except share data).

	Three months ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	4,336,652	$26.29	$113,990	$1,152	$112,838
Total/weighted average	4,336,652	$26.29	$113,990	$1,152	$112,838

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	14,724,614	$26.52	$390,447	$4,040	$386,407
Total/weighted average	14,724,614	$26.52	$390,447	$4,040	$386,407

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2018, we owned approximately 96.5% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 3.5%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2018, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

We have established criteria for suitable counterparties in relation to various specific types of risk. We only use counterparties that have a credit rating of no lower than investment grade at swap inception from Moody’s Investor Services, Standard & Poor’s, Fitch Ratings, or other nationally recognized rating agencies.

The following table details our outstanding interest rate swaps as of December 31, 2018.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$337	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$478	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$233	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$152	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$480	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$954	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$671	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$476	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$285	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$408	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$407	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$506	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$469	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(46)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(115)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(171)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$547	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,101	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(1,050)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(1,055)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(1,050)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(524)	2.9190%	One-month L	Jan-12-2024

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. As of December 31, 2018, the fair value of 18 of our 25 interest rate swaps that were in an asset position was approximately $9.2 million and seven interest rate swaps that were in a liability position was approximately $4.0 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2018, we had $700.5 million of variable rate debt. As of December 31, 2018, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, as of December 31, 2018 our weighted average lease term was approximately 4.9 years and, on average, approximately 9-16% of our total annualized base rental revenue will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, as of December 31, 2018 we have long term liabilities averaging approximately 4.7 years when excluding our unsecured credit facility. Our variable rate debt as of December 31, 2018 has been fully swapped to fixed rates through maturity with the exception of our unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements

As of December 31, 2018, we had letters of credit related to development projects and certain other agreements of approximately $5.6 million. As of December 31, 2018, we had no other material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2018, we had $700.5 million of variable rate debt outstanding. As of December 31, 2018, all of our outstanding variable rate debt, with the exception of $100.5 million outstanding under our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $100.5 million on the unsecured credit facility (the portion outstanding at December 31, 2018 not fixed by interest rate swaps) for the year ended December 31, 2018, our interest expense would have increased by approximately $1.0 million for the year ended December 31, 2018.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

The tables below reflect the Company’s selected quarterly information for the quarters ended December 31, 2018 and 2017, September 30, 2018 and 2017, June 30, 2018 and 2017, and March 31, 2018 and 2017 (in thousands, except for per share data).

	Three months ended,
Selected Interim Financial Information	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$93,290	$88,946	$85,474	$83,283
Net income	$47,256	$8,876	$14,964	$25,149
Net income attributable to common stockholders	$44,256	$7,237	$9,264	$21,676
Net income per share attributable to common stockholders — basic and diluted	$0.40	$0.07	$0.09	$0.22

	Three months ended,
Selected Interim Financial Information	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,270	$78,144	$72,193	$69,480
Net income	$8,924	$21,839	$1,368	$69
Net income (loss) attributable to common stockholders	$6,124	$18,478	$(1,119)	$(2,359)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.06	$0.20	$(0.01)	$(0.03)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Third Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (6)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (7)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P. (8)
10.5	STAG Industrial, Inc. 2011 Equity Incentive Plan (9)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (10)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (11)*
10.8	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan (2)*
10.9	Form of LTIP Unit Agreement (9)*
10.10	Form of Performance Award Agreement (12)*
10.11	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (13)*
10.12	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (12)*
10.13	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (5)*
10.14	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (14)*
10.15	Executive Employment Agreement with David G. King, dated April 20, 2011 (5)*
10.16	Executive Employment Agreement with Peter S. Fearey, dated February 25, 2016 (12)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (15)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (5)
10.19	Services Agreement between STAG Industrial Management, LLC and STAG Manager II, LLC, as amended (16)
10.20
Credit Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.21
Second Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

Exhibit Number	Description of Document
10.22
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.23
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.24
Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.25
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.26
Second Amendment to Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.27
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (20)

10.28
Second Amendment to Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.29
Third Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.30	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (19)
10.31
First Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (17)

10.32
Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.33	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (21)
10.34	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (22)
10.35	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.36	Third Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.37	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (22)
10.38	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (23)
10.39	Second Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.40	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
10.41	First Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.42	Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (24)
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018.

(3)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.

(4)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on March 10, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 2, 2011.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 16, 2013.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 18, 2016.

(9)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.

(10)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2013.

(11)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.

(15)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.

(16)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 26, 2014.

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 31, 2018.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 27, 2016.

(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 1, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014.

(22)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015.

(24)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 13, 2019
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

Date	Signature	Title

February 13, 2019	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 13, 2019	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 13, 2019	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 13, 2019	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 13, 2019	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 13, 2019	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 13, 2019	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 13, 2019	/s/ Hans S. Weger	Director
Hans S. Weger

February 13, 2019	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)
William R. Crooker

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2019

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Rental Property:
Land	$364,023	$321,560
Buildings and improvements, net of accumulated depreciation of $316,930 and $249,057, respectively	2,285,663	1,932,764
Deferred leasing intangibles, net of accumulated amortization of $246,502 and $280,642, respectively	342,015	313,253
Total rental property, net	2,991,701	2,567,577
Cash and cash equivalents	7,968	24,562
Restricted cash	14,574	3,567
Tenant accounts receivable, net	42,236	33,602
Prepaid expenses and other assets	36,902	25,364
Interest rate swaps	9,151	6,079
Assets held for sale, net	—	19,916
Total assets	$3,102,532	$2,680,667
Liabilities and Equity
Liabilities:
Unsecured credit facility	$100,500	$271,000
Unsecured term loans, net	596,360	446,265
Unsecured notes, net	572,488	398,234
Mortgage notes, net	56,560	58,282
Accounts payable, accrued expenses and other liabilities	45,507	43,216
Interest rate swaps	4,011	1,217
Tenant prepaid rent and security deposits	22,153	19,045
Dividends and distributions payable	13,754	11,880
Deferred leasing intangibles, net of accumulated amortization of $12,764 and $13,555, respectively	21,567	21,221
Total liabilities	1,432,900	1,270,360
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series B, -0- and 2,800,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	70,000
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2018 and December 31, 2017	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 112,165,786 and 97,012,543 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,122	970
Additional paid-in capital	2,118,179	1,725,825
Cumulative dividends in excess of earnings	(584,979)	(516,691)
Accumulated other comprehensive income	4,481	3,936
Total stockholders’ equity	1,613,803	1,359,040
Noncontrolling interest	55,829	51,267
Total equity	1,669,632	1,410,307
Total liabilities and equity	$3,102,532	$2,680,667
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2018	2017	2016
Revenue
Rental income	$295,654	$255,831	$212,741
Tenant recoveries	54,039	45,005	37,107
Other income	1,300	251	395
Total revenue	350,993	301,087	250,243
Expenses
Property	69,021	57,701	48,904
General and administrative	34,052	33,349	33,395
Property acquisition costs	—	5,386	4,567
Depreciation and amortization	167,617	150,881	125,444
Loss on impairments	6,182	1,879	16,845
Gain on involuntary conversion	—	(325)	—
Other expenses	1,277	1,786	1,149
Total expenses	278,149	250,657	230,304
Other income (expense)
Interest and other income	20	12	10
Interest expense	(48,817)	(42,469)	(42,923)
Loss on extinguishment of debt	(13)	(15)	(3,261)
Gain on the sales of rental property, net	72,211	24,242	61,823
Total other income (expense)	23,401	(18,230)	15,649
Net income	$96,245	$32,200	$35,588
Less: income attributable to noncontrolling interest after preferred stock dividends	3,319	941	1,069
Net income attributable to STAG Industrial, Inc.	$92,926	$31,259	$34,519
Less: preferred stock dividends	7,604	9,794	13,897
Less: redemption of preferred stock	2,661	—	—
Less: amount allocated to participating securities	276	334	384
Net income attributable to common stockholders	$82,385	$21,131	$20,238
Weighted average common shares outstanding — basic	103,401	89,538	70,637
Weighted average common shares outstanding — diluted	103,807	90,004	70,853
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.80	$0.24	$0.29
Net income per share attributable to common stockholders — diluted	$0.79	$0.23	$0.29
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$96,245	$32,200	$35,588
Other comprehensive income:
Income on interest rate swaps	310	5,670	898
Other comprehensive income	310	5,670	898
Comprehensive income	96,555	37,870	36,486
Income attributable to noncontrolling interest after preferred stock dividends	(3,319)	(941)	(1,069)
Other comprehensive income attributable to noncontrolling interest	(12)	(238)	(44)
Comprehensive income attributable to STAG Industrial, Inc.	$93,224	$36,691	$35,373
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Balance, December 31, 2015	$139,000	68,077,333	$681	$1,017,397	$(332,271)	$(2,350)	$822,457	$35,400	$857,857
Proceeds from sales of common stock	—	12,090,038	121	282,548	—	—	282,669	—	282,669
Issuance of preferred stock	75,000	—	—	—	—	—	75,000	—	75,000
Offering costs	—	—	—	(6,928)	—	—	(6,928)	—	(6,928)
Dividends and distributions, net	—	—	—	—	(113,226)	—	(113,226)	(5,707)	(118,933)
Non-cash compensation activity, net	—	116,441	1	3,690	—	—	3,691	6,084	9,775
Redemption of common units to common stock	—	68,492	1	616	—	—	617	(617)	—
Redemption of preferred stock	(69,000)	—	—	—	—	—	(69,000)	—	(69,000)
Rebalancing of noncontrolling interest	—	—	—	(3,617)	—	—	(3,617)	3,617	—
Other comprehensive income	—	—	—	—	—	854	854	44	898
Net income	—	—	—	—	34,519	—	34,519	1,069	35,588
Balance, December 31, 2016	$145,000	$80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock	—	16,262,375	163	427,379	—	—	427,542	—	427,542
Offering costs	—	—	—	(6,053)	—	—	(6,053)	—	(6,053)
Dividends and distributions, net	—	—	—	—	(136,778)	—	(136,778)	(6,378)	(143,156)
Non-cash compensation activity, net	—	46,604	—	4,138	(194)	—	3,944	4,676	8,620
Redemption of common units to common stock	—	351,260	3	3,929	—	—	3,932	(3,932)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	2,726	—	—	2,726	(2,726)	—
Other comprehensive income	—	—	—	—	—	5,432	5,432	238	5,670
Net income	—	—	—	—	31,259	—	31,259	941	32,200
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock	—	14,724,614	148	390,299	—	—	390,447	—	390,447
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Offering costs	—	—	—	(4,348)	—	—	(4,348)	—	(4,348)
Dividends and distributions, net	—	—	—	—	(155,261)	—	(155,261)	(5,481)	(160,742)
Non-cash compensation activity, net	—	76,574	1	3,194	(537)	—	2,658	4,772	7,430
Redemption of common units to common stock	—	352,055	3	4,398	—	—	4,401	(4,401)	—
Rebalancing of noncontrolling interest	—	—	—	(6,330)	—	—	(6,330)	6,330	—
Other comprehensive income	—	—	—	—	—	298	298	12	310
Net income	—	—	—	—	92,926	—	92,926	3,319	96,245
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$96,245	$32,200	$35,588
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,617	150,881	125,444
Loss on impairments	6,182	1,879	16,845
Gain on involuntary conversion	—	(325)	—
Non-cash portion of interest expense	2,316	1,897	1,632
Intangible amortization in rental income, net	4,164	4,583	6,213
Straight-line rent adjustments, net	(11,163)	(7,475)	(1,817)
Dividends on forfeited equity compensation	15	2	3
Loss on extinguishment of debt	13	15	3,261
Gain on the sales of rental property, net	(72,211)	(24,242)	(61,823)
Non-cash compensation expense	8,922	9,547	9,729
Change in assets and liabilities:
Tenant accounts receivable, net	(903)	(2,125)	(1,435)
Prepaid expenses and other assets	(8,921)	(9,103)	(4,580)
Accounts payable, accrued expenses and other liabilities	2,385	514	6,161
Tenant prepaid rent and security deposits	3,108	3,850	567
Total adjustments	101,524	129,898	100,200
Net cash provided by operating activities	197,769	162,098	135,788
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(564,805)	(497,264)	(377,559)
Additions of land and building and improvements	(34,584)	(45,790)	(30,485)
Acquisitions of other assets	(794)	—	(158)
Proceeds from sales of rental property, net	207,943	65,075	152,079
Proceeds from insurance on involuntary conversion	—	1,796	—
Acquisitions of other liabilities	242	—	—
Acquisition deposits, net	(4,916)	255	(560)
Acquisitions of deferred leasing intangibles	(110,287)	(95,707)	(89,576)
Net cash used in investing activities	(507,201)	(571,635)	(346,259)
Cash flows from financing activities:
Proceeds from unsecured credit facility	894,500	677,500	513,000
Repayment of unsecured credit facility	(1,065,000)	(434,500)	(541,000)
Proceeds from unsecured term loans	150,000	—	150,000
Proceeds from unsecured notes	175,000	—	—
Repayment of mortgage notes	(1,843)	(105,470)	(70,444)
Proceeds from sale of preferred stock	—	—	75,000
Redemption of preferred stock	(70,000)	—	(69,000)
Payment of loan fees and costs	(4,465)	(1,209)	(715)
Payment of loan prepayment fees and costs	—	(15)	(3,278)
Dividends and distributions	(158,869)	(141,006)	(117,441)
Proceeds from sales of common stock	390,447	427,542	282,669
Repurchase and retirement of share-based compensation	(1,524)	(969)	—
Offering costs	(4,401)	(6,012)	(6,921)
Net cash provided by financing activities	303,845	415,861	211,870
Increase (decrease) in cash and cash equivalents and restricted cash	(5,587)	6,324	1,399
Cash and cash equivalents and restricted cash—beginning of period	28,129	21,805	20,406
Cash and cash equivalents and restricted cash—end of period	$22,542	$28,129	$21,805
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$46,364	$40,685	$39,367
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$18,558	$—
Additions to building and other capital improvements	$—	$(158)	$(1,175)
Transfer of other assets to building and other capital improvements	$—	$158	$—
Acquisitions of land and buildings and improvements	$(840)	$(17,461)	$(3,572)
Acquisitions of deferred leasing intangibles	$(48)	$(2,079)	$(1,008)
Partial disposal of building due to involuntary conversion of building	$—	$363	$779
Investing other receivables due to involuntary conversion of building	$—	$(363)	$(779)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$147	$(7,125)	$(1,455)
Additions to building and other capital improvements from non-cash compensation	$(25)	$(26)	$(18)
Assumption of mortgage notes	$—	$—	$4,037
Fair market value adjustment to mortgage notes acquired	$—	$—	$75
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$40	$(15)	$26
Reclassification of preferred stock called for redemption to liability	$70,000	$—	$—
Dividends and distributions accrued	$13,754	$11,880	$9,728
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2018 and 2017, the Company owned a 96.5% and 95.9%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2018, the Company owned 390 buildings in 37 states with approximately 76.8 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 323 warehouse/distribution buildings, 58 light manufacturing buildings, and nine flex/office buildings. The Company’s buildings were approximately 95.5% leased (unaudited) to 349 tenants (unaudited) as of December 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and the Company adopted this standard effective January 1, 2018. As a result, the Company has included restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts on the accompanying Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior periods presented. For the year ended December 31, 2017, the effect of the change in accounting principle was a decrease in cash provided by operating activities of approximately $0.5 million and an increase in cash used in investing activities of approximately $5.6 million on the accompanying Consolidated Statements of Cash Flows. For the year ended December 31, 2016, the effect of the change in accounting principle was an increase in cash provided by operating activities of approximately $0.4 million and a decrease in cash used in investing activities of approximately $0.9 million on the accompanying Consolidated Statements of Cash Flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years, and the Company adopted this standard prospectively effective January 1, 2018. The adoption of this standard did not have a material effect on the Company's consolidated financial statements, as its only effect was related to certain disclosures in the notes to the consolidated financial statements.

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

New Accounting Standards Issued but not yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and various subsequent ASU’s, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 supersedes the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee, which will result in the recording of a right of use asset and the related lease liability. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using the modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of cumulative dividends in excess of earnings, by either applying the new guidance at the beginning of the earliest comparative period or by applying the new guidance at the adoption date. The Company intends to adopt available practical expedients which allows the Company to 1) not reassess whether any expired or existing contracts are or contain leases; 2) not reassess the lease classification for any expired or existing leases; and 3) not reassess initial direct costs for any existing leases. Upon the Company's adoption of ASU 2016-02 on January 1, 2019, the Company expects to record a right of use asset of approximately $16 million and a related lease liability of approximately $18 million on the accompanying Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on January 1, 2018, as discussed in “New Accounting Standards Adopted” above. Lease contracts with customers, which constitute a vast majority of the Company’s revenues, are specifically excluded from the model’s scope. However, once the new leases standard under ASU 2016-02 is adopted by the Company, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern may be different. In July 2018, the FASB issued ASU 2018-11 which amends Topic 842, Leases, and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance and both of the following are met: i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same; and ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this new expedient, if the non-lease components associated with the lease component are the predominant component of the combined component, a company should account for the combined component in accordance with Topic 606. Otherwise, the company should account for the combined component as an operating lease in accordance with Topic 842. In December 2018, the FASB issued ASU 2018-20 which amends Topic 842, Leases, and allows lessors to continue to exclude from revenue the lessor costs that are paid by lessees directly to third parties. The Company plans to adopt the standard using the practical expedient, and the adoption of ASU 2016-02 on January 1, 2019 is not expected to materially impact the Company's consolidated financial statements.

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

The Company capitalizes costs directly and indirectly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company's unsecured indebtedness during the period.

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

The Company allocates the purchase price of business combinations or asset acquisitions of properties based upon the fair value of the assets and liabilities acquired, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company's evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

The Company evaluates the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset and the ultimate sale of the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions regarding anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $1.3 million, $113.1 million, $4.3 million, respectively, for the year ended December 31, 2018 and approximately $2.2 million, $30.0 million, $1.5 million, respectively, for the year ended December 31, 2017.

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

Restricted Cash

Restricted cash may include tenant security deposits, cash held in escrow for real estate taxes and capital improvements as required in various mortgage note agreements, and cash held by the Company’s transfer agent for preferred stock dividends that are distributed subsequent to period end. Restricted cash may also include cash held by qualified intermediaries to facilitate a like-kind exchange of real estate under Section 1031 of the Code. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$7,968	$24,562
Restricted cash	14,574	3,567
Total cash and cash equivalents and restricted cash	$22,542	$28,129

Tenant Accounts Receivable, net

Tenant accounts receivable, net on the accompanying Consolidated Balance Sheets includes both tenant accounts receivable, net and accrued rental income, net. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable that is estimated to be uncollectible. As of December 31, 2018 and 2017, the Company had an allowance for doubtful accounts of approximately $0.8 million and $0.1 million, respectively.

The Company accrues rental income earned, but not yet receivable, in accordance with GAAP. As of December 31, 2018 and 2017, the Company had accrued rental income, net of allowance of approximately $32.4 million and $24.7 million, respectively. The Company maintains an allowance for estimated losses that may result from those revenues, which as of December 31, 2018 and 2017, was approximately $0 and $0.2 million, respectively.

As of December 31, 2018 and 2017, the Company had approximately $18.3 million and $12.7 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2018 and 2017, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company's remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2018 and December 31, 2017, the Company's total liability associated with these lease security deposits was approximately $8.4 million and $8.1 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Deferred Costs

Deferred financing fees and debt issuance costs include costs incurred in obtaining debt that are capitalized and are presented as a direct deduction from the carrying amount of the associated debt liability that is not a line-of-credit arrangement on the accompanying Consolidated Balance Sheets. Deferred financing fees and debt issuance costs related to line-of-credit arrangements are presented as an asset in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The deferred financing fees and debt issuance costs are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees and debt issuance costs are written off upon maturity of the underlying debt.

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2018.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. See Note 4 for the fair value of the Company’s indebtedness. See Note 5 for the fair value of the Company’s interest rate swaps.

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

Offering Costs

Underwriting commissions and direct offering costs have been reflected as a reduction of additional paid-in capital on the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity. Indirect costs associated with equity offerings are expensed as incurred and included in general and administrative expenses on the accompanying Consolidated Statements of Operations.

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, the Company's distributions include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital may not be taxable. A return of capital has the effect of reducing the holder's adjusted tax basis in its investment, which may or may not be taxable to the holder.

The Company paid approximately $5.2 million ($1.88125 per share) of the 9.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") dividends for the year ended December 31, 2016, that were treated as ordinary income for tax purposes.

The Company paid approximately $2.4 million ($0.87413 per share) of the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") dividends, of which $0.71493 per share was treated as ordinary income for tax purposes, $0.07521 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.08399 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2018. The Company paid approximately $4.6 million ($1.65625 per share) and $4.6 million ($1.65625 per share) of the Series B Preferred Stock dividends for the years ended December 31, 2017 and 2016, respectively, that were treated as ordinary income for tax purposes.

The Company paid approximately $5.2 million ($1.71875 per share) of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") dividends, of which $1.40573 per share was treated as ordinary income for tax purposes, $0.14789 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.16513 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2018. The Company paid approximately $5.2 million ($1.71875 per share) and $4.1 million ($1.355905 per share) of the Series C Preferred Stock dividends for the years ended December 31, 2017 and 2016, respectively, that were treated as ordinary income for tax purposes.

The tax treatment of dividends per common share for federal income tax purposes is as follows.

	Year ended December 31,
	2018		2017		2016
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.051783	74.1%	$0.965483	68.8%	$0.944038	68.0%
Return of capital	0.133170	9.4%	0.437852	31.2%	0.445125	32.0%
Unrecaptured section 1250 capital gain	0.110647	7.8%	—	—%	—	—%
Other capital gain	0.123563	8.7%	—	—%	—	—%
Total (1)	$1.419163	100.0%	$1.403335	100.0%	$1.389163	100.0%

(1)
The December 2016 monthly common stock dividend of $0.115833 per share was included in the stockholder’s 2017 tax year. The December 2017 monthly common stock dividend of $0.1175 per share was included in the stockholder’s 2018 tax year. The December 2018 monthly common stock dividend of $0.118333 per share will be included in the stockholder’s 2019 tax year.

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

When the Company is the owner of tenant improvements or other capital items, the cost to construct the tenant improvements or other capital items, including costs paid for or reimbursed by the tenants, is recorded as capital assets. For these tenant improvements or other capital items, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as income over the shorter of the useful life of the capital asset or the term of the related lease.

The Company earned revenue from asset management fees, which are included on the accompanying Consolidated Statements of Operations in other income. The Company recognized revenue from asset management fees when the related fees were earned and were realized or realizable. As of December 31, 2017, the Company no longer earned revenue from asset management fees.

Tenant Recoveries

By the terms of their leases, certain tenants are obligated to pay directly the costs of their properties’ insurance, real estate taxes, ground lease payments, and certain other expenses, and these costs are not reflected on the Company’s consolidated financial statements. The Company does not recognize recovery revenue related to leases where the tenant has assumed the cost for real estate taxes, insurance, ground lease payments and certain other expenses. To the extent any tenant is responsible for these costs under its respective lease defaults on its lease or it is deemed probable that the tenant will fail to pay for such costs, the Company will record a liability for such obligation. The Company estimates that real estate taxes, which are the responsibility of these certain tenants, were approximately $15.0 million, $12.4 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

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

Taxes

Federal Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2011 and intends to continue to qualify as a REIT. As a REIT, the Company is generally not subject to corporate level federal income tax on the earnings distributed currently to its stockholders that it derives from its REIT qualifying activities. As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company's TRS recognized a net loss of approximately $0.1 million, $0.4 million and $0.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively, which has been included on the accompanying Consolidated Statements of Operations.

The following table reconciles net income to taxable income for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Reconciliation of Net Income to Taxable Income (in thousands)	2018	2017	2016
Net income	$96,245	$32,200	$35,588
Book/tax differences from depreciation and amortization	82,392	80,416	66,763
Above/below market lease amortization	4,164	4,583	6,213
Loss on impairments	6,182	1,879	16,845
Book/tax difference on termination income	(134)	(786)	678
Book/tax difference on property acquisition costs	—	5,262	4,498
Book/tax difference on extinguishment of debt	—	15	(17)
Book/tax difference on accrued bonus payment	(50)	745	1,170
Book/tax difference on bad debt expense	660	(91)	83
Book/tax difference on non-cash compensation	3,857	6,270	7,188
Book/tax difference on gain on the sales of rental property, net	(43,471)	(26,134)	(53,580)
Straight-line rent adjustments, net	(11,029)	(6,689)	(2,495)
Book/tax difference on non-cash portion of interest expense	2,316	1,897	1,631
Book/tax difference on prepaid rent of Sec. 467 leases	545	(122)	(274)
Book/tax difference on gain on involuntary conversion	—	(325)	—
Other book/tax differences, net	257	465	284
Loss attributable to noncontrolling interest	(5,286)	(4,572)	(4,069)
Taxable income subject to distribution requirement(1)	$136,648	$95,013	$80,506

(1)	The Company distributed in excess of 100% of its taxable income to its stockholders during the years ended December 31, 2018, 2017 and 2016, respectively.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $0.9 million, $1.0 million and $1.0 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2018, 2017 and 2016, there were no liabilities for uncertain tax positions.

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

Concentrations of credit risk may also arise when the Company enters into leases with multiple tenants concentrated in the same industry, or into a significant lease or multiple leases with a single tenant, or tenants are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk through financial statement review, tenant management calls, and press releases. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2018 and 2017.

Rental Property, net (in thousands)	December 31, 2018	December 31, 2017
Land	$364,023	$321,560
Buildings, net of accumulated depreciation of $199,497 and $160,281, respectively	2,082,781	1,756,579
Tenant improvements, net of accumulated depreciation of $36,450 and $32,714, respectively	30,704	30,138
Building and land improvements, net of accumulated depreciation of $80,983 and $56,062, respectively	168,229	143,170
Construction in progress	3,949	2,877
Deferred leasing intangibles, net of accumulated amortization of $246,502 and $280,642, respectively	342,015	313,253
Total rental property, net	$2,991,701	$2,567,577

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2018 and 2017.

Year ended December 31, 2018
Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	January 11, 2018	203,000	1	$10,755
Minneapolis/St Paul, MN	January 26, 2018	145,351	1	13,538
Philadelphia, PA	February 1, 2018	278,582	1	18,277
Houston, TX	February 22, 2018	242,225	2	22,478
Greenville/Spartanburg, SC	March 30, 2018	222,710	1	13,773
Three months ended March 31, 2018		1,091,868	6	78,821
Chicago, IL	April 23, 2018	169,311	2	10,975
Milwaukee/Madison, WI	April 26, 2018	53,680	1	4,316
Pittsburgh, PA	April 30, 2018	175,000	1	15,380
Detroit, MI	May 9, 2018	274,500	1	19,328
Minneapolis/St Paul, MN	May 15, 2018	509,910	2	26,983
Cincinnati/Dayton, OH	May 23, 2018	158,500	1	7,317
Baton Rouge, LA	May 31, 2018	279,236	1	21,379
Las Vegas, NV	June 12, 2018	122,472	1	17,920
Greenville/Spartanburg, SC	June 15, 2018	131,805	1	5,621
Denver, CO	June 18, 2018	64,750	1	7,044
Cincinnati/Dayton, OH	June 25, 2018	465,136	1	16,421
Charlotte, NC	June 29, 2018	69,200	1	5,446
Houston, TX	June 29, 2018	252,662	1	27,170
Three months ended June 30, 2018		2,726,162	15	185,300
Knoxville, TN	July 10, 2018	106,000	1	6,477
Pittsburgh, PA	August 2, 2018	265,568	1	19,186
Raleigh/Durham, NC	August 2, 2018	365,000	1	21,067
Detroit, MI	August 6, 2018	439,150	1	21,077
Des Moines, IA	August 8, 2018	121,922	1	6,053
McAllen/Edinburg/Pharr, TX	August 9, 2018	270,084	1	18,523
Pittsburgh, PA	August 15, 2018	200,500	1	11,327
Minneapolis/St Paul, MN	August 24, 2018	120,606	1	8,422
Milwaukee/Madison, WI	September 28, 2018	100,800	1	7,484
Milwaukee/Madison, WI	September 28, 2018	174,633	2	13,288
Chicago, IL	September 28, 2018	105,637	1	6,368
Indianapolis, IN	September 28, 2018	478,721	1	29,085
Augusta/Richmond County, GA	September 28, 2018	203,726	1	9,379
Charlotte, NC	September 28, 2018	301,000	1	16,807
Three months ended September 30, 2018		3,253,347	15	194,543
Greensboro/Winston-Salem, NC	October 22, 2018	128,287	1	8,376
Minneapolis/St Paul, MN	October 22, 2018	109,444	1	8,064
Baltimore, MD	October 23, 2018	60,000	1	7,538
Greenville/Spartanburg, SC	November 7, 2018	210,891	1	11,289
Philadelphia, PA	November 19, 2018	101,869	1	7,074
Detroit, MI (2)	November 26, 2018	—	—	620
Milwaukee/Madison, WI	December 3, 2018	162,230	1	14,132
Pittsburgh, PA	December 11, 2018	119,161	1	15,502
Tucson, AZ	December 13, 2018	129,047	1	10,075
Detroit, MI	December 14, 2018	285,306	2	20,095
Greenville/Spartanburg, SC	December 17, 2018	726,500	1	28,995
Milwaukee/Madison, WI	December 18, 2018	288,201	2	14,586
Milwaukee/Madison, WI	December 19, 2018	112,144	1	5,349
Chicago, IL	December 19, 2018	195,415	1	16,134
Indianapolis, IN	December 20, 2018	446,500	1	33,314
Pittsburgh, PA	December 20, 2018	179,394	1	16,725
Three months ended December 31, 2018		3,254,389	17	217,868
Year ended December 31, 2018		10,325,766	53	$676,532
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

Year ended December 31, 2017
Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Jacksonville, FL	January 17, 2017	1,025,720	4	$34,264
Reno/Sparks, NV	January 20, 2017	174,763	1	8,380
Charlotte, NC	January 26, 2017	288,000	1	8,250
Northern New Jersey, NJ	January 31, 2017	183,000	1	12,800
Westchester/So Connecticut, NY/CT	February 23, 2017	200,000	1	12,762
Cleveland, OH	March 10, 2017	173,034	1	7,622
Detroit, MI	March 20, 2017	290,105	2	15,709
Three months ended March 31, 2017		2,334,622	11	99,787
Chicago, IL	April 11, 2017	261,075	2	13,850
Greenville/Spartanburg, SC	April 20, 2017	226,968	1	7,200
Cincinnati/Dayton, OH	May 4, 2017	569,966	1	29,750
Chicago, IL	May 10, 2017	336,204	1	22,867
San Diego, CA	May 31, 2017	205,440	1	19,362
Kansas City, MO	June 1, 2017	270,869	1	16,270
Philadelphia, PA	June 6, 2017	245,749	1	16,000
Cincinnati/Dayton, OH	June 6, 2017	224,921	1	11,450
Charlotte, NC	June 8, 2017	275,000	1	6,675
Laredo, TX	June 13, 2017	206,810	1	13,500
Pittsburgh, PA	June 16, 2017	297,200	1	23,650
Chicago, IL	June 26, 2017	102,500	1	5,900
Westchester/So Connecticut, NY/CT	June 27, 2017	105,000	1	8,200
Dallas/Ft Worth, TX	June 28, 2017	389,546	1	28,600
Houston, TX	June 29, 2017	232,800	3	25,000
Philadelphia, PA	June 29, 2017	211,358	1	7,950
Minneapolis/St Paul, MN	June 29, 2017	108,628	1	10,031
Detroit, MI	June 30, 2017	303,760	1	19,351
Three months ended June 30, 2017		4,573,794	21	285,606
Atlanta, GA	August 2, 2017	78,000	1	4,175
Philadelphia, PA	September 6, 2017	382,886	1	18,981
Philadelphia, PA	September 7, 2017	437,446	1	23,950
St. Louis, MO	September 25, 2017	109,854	1	5,740
Detroit, MI	September 29, 2017	160,464	1	8,641
Columbus, OH	September 29, 2017	468,302	2	20,597
Las Vegas, NV	September 29, 2017	34,916	1	4,642
Charlotte, NC	September 29, 2017	499,200	1	25,750
Philadelphia, PA	September 29, 2017	123,962	1	7,250
Three months ended September 30, 2017		2,295,030	10	119,726
Omaha/Council Bluffs, NE-IA	October 23, 2017	90,000	1	6,600
Columbus, OH	November 2, 2017	237,500	1	8,717
Greenville/Spartanburg, SC	November 22, 2017	264,385	1	18,200
Columbia, SC	November 29, 2017	200,000	1	10,000
Phoenix, AZ	December 11, 2017	186,643	1	16,500
El Paso, TX	December 18, 2017	498,382	2	16,850
Houston, TX	December 18, 2017	68,300	1	8,100
Boston, MA	December 27, 2017	86,000	1	8,125
Milwaukee/Madison, WI	December 28, 2017	283,000	2	14,300
Three months ended December 31, 2017		1,914,210	11	107,392
Year ended December 31, 2017		11,117,656	53	$612,511
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2018 and 2017, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2018		Year ended December 31, 2017
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$59,974	N/A	$59,004	N/A
Buildings	465,272	N/A	413,829	N/A
Tenant improvements	6,684	N/A	10,044	N/A
Building and land improvements	33,715	N/A	31,848	N/A
Deferred leasing intangibles - In-place leases	77,803	9.0	62,493	8.3
Deferred leasing intangibles - Tenant relationships	32,448	11.9	27,056	10.8
Deferred leasing intangibles - Above market leases	10,372	10.6	14,375	10.6
Deferred leasing intangibles - Below market leases	(10,110)	8.1	(5,222)	8.5
Deferred leasing intangibles - Above market ground leases	(178)	48.1	(916)	49.0
Other assets	794	N/A	—	N/A
Other liabilities	(242)	N/A	—	N/A
Total purchase price	$676,532		$612,511

On May 31, 2017, the Company acquired a property located in San Diego, CA. As partial consideration for the property acquired, the Company granted 687,827 Other Common Units with a fair value of approximately $18.6 million. For a discussion of the method used to determine the fair value of the Other Common Units issued, see Note 7.

The table below sets forth the results of operations for the years ended December 31, 2018 and 2017 for the properties acquired during the years ended December 31, 2018 and 2017, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2018	Year ended December 31, 2017
Total revenue	$22,099	$27,918
Property acquisition costs	$—	$5,181
Net income (loss)	$4,245	$(1,473)

Dispositions

During the year ended December 31, 2018, the Company sold 19 buildings comprised of approximately 3.9 million square feet with a net book value of approximately $135.7 million to third parties. These buildings contributed approximately $12.0 million, $18.6 million and $15.4 million to revenue for the years ended December 31, 2018, 2017 and 2016, respectively. These buildings contributed approximately $3.7 million, $5.0 million and $2.7 million to net income (exclusive of gain on involuntary conversion, loss on impairments, and gain on the sales of rental property, net) for the years ended December 31, 2018, 2017 and 2016, respectively. Net proceeds from the sales of rental property were approximately $207.9 million and the Company recognized the full gain on the sales of rental property, net of approximately $72.2 million for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company sold 11 buildings comprised of approximately 1.9 million square feet with a net book value of approximately $40.9 million to third parties. These buildings contributed approximately $3.8 million and $7.0 million to revenue for the years ended December 31, 2017 and 2016, respectively. These buildings contributed approximately $1.5 million and $1.5 million to net income (exclusive of loss on impairment and gain on the sales of rental property, net) for the years ended December 31, 2017 and 2016, respectively. Net proceeds from the sales of rental property were approximately $65.1 million and the Company recognized a gain on the sales of rental property, net of approximately $24.2 million for the year ended December 31, 2017. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2016, the Company sold 24 buildings comprised of approximately 4.2 million square feet with a net book value of approximately $90.3 million to third parties. These buildings contributed approximately $11.2 million to revenue (exclusive of termination income and acceleration of straight line rent) for the year ended December 31, 2016. These buildings contributed approximately $1.3 million to net income (exclusive of loss on impairments, loss on extinguishment of debt, gain on the sales of rental property, net, termination income, and acceleration of straight line rent) for the year ended December 31, 2016. Net proceeds from the sales of rental property were approximately $152.1 million and the Company recognized a gain on the sales of rental property, net of approximately $61.8 million for the year ended December 31, 2016. All of the dispositions were accounted for under the full accrual method.

Involuntary Conversion

During the year ended December 31, 2017, the Company wrote down a building in the amount of approximately $0.8 million, related to an involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event was approximately $1.5 million as of December 31, 2017. The Company recognized a gain on involuntary conversion of approximately $0, $0.3 million, and $0 during the years ended December 31, 2018, 2017 and 2016, respectively.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the years ended December 31, 2018, 2017 and 2016.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)

Buena Vista, VA	1	Change in estimated hold period	(4)	Discounted cash flows	(5)
Sergeant Bluff, IA	1	Change in estimated hold period	(4)	Discounted cash flows	(5)
Three months ended March 31, 2018						$3,176	$2,934
Chicago, IL	1	Change in estimated hold period		Discounted cash flows	(6)
Cleveland, OH	1	Change in estimated hold period		Discounted cash flows	(6)
Three months ended December 31, 2018						$4,322	$3,248
Year ended December 31, 2018						$7,498	$6,182

Cincinnati/Dayton, OH	1	Market leasing conditions	(4)	Discounted cash flows	(7)
Three months ended December 31, 2017						$1,543	$1,879
Year ended December 31, 2017						$1,543	$1,879

Fairfield, VA	1	Change in estimated hold period	(8)	Purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(8)	Purchase and sale agreement
Jackson, MS	1	Change in estimated hold period	(8)	Purchase and sale agreement
South Bend/Mishawaka, IN	1	Market leasing conditions	(8)	Discounted cash flows	(10)
Philadelphia, PA	1	Market leasing conditions	(4)	Discounted cash flows	(10)
Cleveland, OH	2	Market leasing conditions		Discounted cash flows	(10)
Baltimore, MD	2	Change in estimated hold period	(9)	Discounted cash flows	(10)
Three months ended June 30, 2016						$10,598	$11,231
Youngstown/Warren/Boardman, OH-PA	1	Change in estimated hold period	(9)	Discounted cash flows	(11)
West Michigan, MI	1	Change in estimated hold period	(9)	Discounted cash flows	(11)
Pensacola, FL	1	Change in estimated hold period		Discounted cash flows	(11)
Three months ended December 31, 2016						$4,360	$5,614
Year ended December 31, 2016						$14,958	$16,845

(1)	As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

(2)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(3)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(4)	This property was sold during the year ended December 31, 2018.

(5)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.

(6)	Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2018: discount rate of 12.0% and exit capitalization rates ranged from 8.3% to 12.0%.

(7)	Level 3 inputs used to determine fair value for the property impaired for the three months ended December 31, 2017: discount rate of 10.0% and exit capitalization rate of 10.0%.

(8)	This property was sold during the year ended December 31, 2016

(9)	This property was sold during the year ended December 31, 2017.

(10)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended June 30, 2016: discount rates ranged from 8.5% to 13.0% and exit capitalization rates ranged from 8.5% to 12.0%.

(11)	Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2016: discount rate of 12.0% and exit capitalization rates ranging from 10.0% to 12.0%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$73,122	$(31,059)	$42,063	$78,558	$(36,810)	$41,748
Other intangible lease assets	515,395	(215,443)	299,952	515,337	(243,832)	271,505
Total deferred leasing intangible assets	$588,517	$(246,502)	$342,015	$593,895	$(280,642)	$313,253

Below market leases	$34,331	$(12,764)	$21,567	$34,776	$(13,555)	$21,221
Total deferred leasing intangible liabilities	$34,331	$(12,764)	$21,567	$34,776	$(13,555)	$21,221

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2018	2017	2016
Net decrease to rental income related to above and below market lease amortization	$4,164	$4,583	$6,213
Amortization expense related to other intangible lease assets	$74,370	$72,936	$66,291

The following table sets forth the amortization of deferred leasing intangibles over the next five years as of December 31, 2018.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2019	$61,253	$3,853
2020	$51,241	$3,519
2021	$40,381	$2,194
2022	$32,486	$1,368
2023	$26,352	$1,413

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2018 and 2017.

Loan	Principal Outstanding as of December 31, 2018 (in thousands)	Principal Outstanding as of December 31, 2017 (in thousands)	Interest Rate (1)	Maturity Date	Prepayment Terms (2)
Unsecured credit facility:
Unsecured Credit Facility (3)	$100,500	$271,000	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	100,500	271,000

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	L + 1.00%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	L + 1.00%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	L + 1.00%	Mar-31-2022	i
Unsecured Term Loan D	150,000	—	L + 1.00%	Jan-04-2023	i
Unsecured Term Loan E (4)	—	—	L + 1.00%	Jan-15-2024	i
Total unsecured term loans	600,000	450,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,640)	(3,735)
Total carrying value unsecured term loans, net	596,360	446,265

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	—	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	—	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000	400,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,512)	(1,766)
Total carrying value unsecured notes, net	572,488	398,234

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	53,216	54,949	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,795	3,906	4.78%	Dec-15-2023	iv
Total mortgage notes	57,011	58,855
Add: Total unamortized fair market value premiums	50	61
Less: Total unamortized deferred financing fees and debt issuance costs	(501)	(634)
Total carrying value mortgage notes, net	56,560	58,282
Total / weighted average interest rate (5)	$1,325,908	$1,173,781	3.56%

(1)
Current interest rate as of December 31, 2018. At December 31, 2018, the one-month LIBOR (“L”) was 2.50269%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's unsecured credit facility and unsecured term loans is based on the Company's debt rating, as defined in the respective loan agreements.

(2)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(3)
The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $3.2 million and $1.5 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

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

The aggregate undrawn nominal commitment on the unsecured credit facility and term loans as of December 31, 2018 was approximately $568.9 million, including issued letters of credit. The Company's actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company's debt covenant compliance. Total accrued interest for the Company's indebtedness was approximately $5.9 million and $5.6 million as of December 31, 2018 and 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2018	2017	2016
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$2,316	$2,087	$1,698
Facility, unused, and other fees	$1,246	$1,169	$1,380

2018 Debt Activity

On December 20, 2018, upon the Company obtaining its second investment grade rating, the spread over the applicable rate on the Company's unsecured credit facility and unsecured term loans changed from being based upon the Company's consolidated leverage ratio, as defined in the respective loan agreements, to being based upon the Company's debt rating, as defined in the respective loan agreements.
On July 26, 2018, the Company closed on the refinancing of its unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate. As of December 31, 2018, the interest rate on the unsecured credit facility was LIBOR plus a spread of 0.90% based on the Company’s debt rating, as defined in the credit agreement. The Company recognized a loss of approximately $13,000 as a result of the acceleration of unamortized deferred financing fees, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. The remaining unamortized deferred financing fees were carried over and are being amortized with new deferred financing fees through the new maturity date of the unsecured credit facility. As of December 31, 2018, the unsecured credit facility has an annual facility fee of 0.20% based on the Company’s debt rating, as defined in the credit agreement, of total commitments that is due and payable quarterly. The Company is required to pay an annual fee of $50,000.
On July 26, 2018, the Company entered into a $175.0 million unsecured term loan agreement ("Unsecured Term Loan E"). As of December 31, 2018, the interest rate on the Unsecured Term Loan E was LIBOR plus a spread of 1.00% based on the Company's debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan E will mature on January 15, 2024. The Unsecured Term Loan E has an accordion feature that allows the Company to increase its borrowing capacity to $350.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 25, 2019. To the extent that the Company does not request advances of the $175.0 million of aggregate commitments by July 25, 2019, the unadvanced commitments terminate. The Unsecured Term Loan E has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 24, 2018 and is due and payable monthly until the earlier of (i) the date that commitments of $175.0 million have been fully advanced, (ii) July 26, 2019, and (iii) the date that commitments of $175.0 million have been reduced to zero pursuant to the terms of the agreement. The Company is required to pay an annual fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan E. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

On July 26, 2018, the Company entered into amendments to its unsecured term loan agreements to conform certain provisions to the Unsecured Term Loan E agreement and the new unsecured credit facility agreement.

On April 10, 2018, the Company entered into a note purchase agreement (“NPA”) for the private placement by the Operating Partnership of $75.0 million senior unsecured notes (“Series G Unsecured Notes”) maturing June 13, 2025 with a fixed annual interest rate of 4.10%, and $100.0 million senior unsecured notes (“Series H Unsecured Notes”) maturing June 13, 2028 with a fixed annual interest rate of 4.27%. The NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes. The Operating Partnership issued the Series G Unsecured Notes and the Series H Unsecured Notes on June 13, 2018. In addition, on April 10, 2018, the Company entered into amendments to the note purchase agreements related to the Company’s outstanding unsecured notes to conform certain provisions in the agreements to the provisions in the NPA. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes.

On March 28, 2018, the Company drew $75.0 million of the $150.0 million unsecured term loan that was entered into on July 28, 2017 ("Unsecured Term Loan D"). On July 27, 2018, the Company drew the remaining $75.0 million of the Unsecured Term Loan D.

2017 Debt Activity

On August 1, 2017, the three mortgage notes held with Connecticut General Life Insurance Company, in which multiple properties served as collateral for the mortgage notes, were paid in full.

On July 28, 2017, the Company entered into the Unsecured Term Loan D. As of December 31, 2018, the interest rate on the Unsecured Term Loan D was LIBOR plus a spread of 1.0% based on the Company's debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan D will mature on January 4, 2023. The Unsecured Term Loan D has an accordion feature that allows the Company to increase its borrowing capacity to $250.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 27, 2018. To the extent that the Company does not request advances of the $150.0 million of aggregate commitments by July 27, 2018, the unadvanced commitments terminate. The Company incurred approximately $1.0 million in deferred financing fees associated with the Unsecured Term Loan D, which are being amortized through the maturity date. The Company is required to pay an annual fee of $35,000. The Unsecured Term Loan D has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 26, 2017 and is due and payable monthly until the earlier of (i) the date that commitments of $150.0 million have been fully advanced, (ii) July 27, 2018, and (iii) the date that commitments of $150.0 million have been reduced to zero pursuant to the Company's ability to terminate the aggregate commitments at any time upon notice. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan D. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

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

Financial Covenant Considerations
The Company’s ability to borrow under the unsecured credit facility, unsecured term loans, and unsecured notes are subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum consolidated leverage ratio of not greater than 0.60:1.00;

•	a maximum secured leverage ratio of not greater than 0.40:1.00;

•	a maximum unencumbered leverage ratio of not greater than 0.60:1.00;

•	a minimum fixed charge ratio of not less than or equal to 1.50:1.00; and

•	a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00.
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2018 and 2017.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2018 and 2017. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $88.2 million and $90.9 million at December 31, 2018 and 2017, respectively, and is limited to senior, property-level secured debt financing arrangements.
Fair Value of Debt
The following table presents the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2018 and 2017 (in thousands). The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2018		December 31, 2017
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$100,500	$100,500	$271,000	$271,528
Unsecured term loans	600,000	600,000	450,000	451,463
Unsecured notes	575,000	585,292	400,000	415,599
Mortgage notes	57,011	57,289	58,855	59,769
Total principal amount	1,332,511	$1,343,081	1,179,855	$1,198,359
Add: Total unamortized fair market value premiums	50		61
Less: Total unamortized deferred financing fees and debt issuance costs	(6,653)		(6,135)
Total carrying value	$1,325,908		$1,173,781

Future Principal Payments of Debt

The following table reflects the Company’s aggregate future principal payments of the Company’s debt at December 31, 2018.

Year	Future Principal Payments of Debt (in thousands)
2019	$1,926
2020	152,006
2021	152,103
2022	197,681
2023	353,795
Thereafter	475,000
Total aggregate principal payments	$1,332,511

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

The following table details the Company’s outstanding interest rate swaps as of December 31, 2018. All of the Company's interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$337	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$478	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$233	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$152	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$480	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$954	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$671	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$476	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$285	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$408	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$407	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$506	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$469	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(46)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(115)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(171)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$547	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$549	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$1,101	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(1,050)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(1,055)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(1,050)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(524)	2.9190%	One-month L	Jan-12-2024

The fair value of the interest rate swaps outstanding as of December 31, 2018 and 2017 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2018	Fair Value December 31, 2018	Notional Amount December 31, 2017	Fair Value December 31, 2017
Interest rate swaps-Asset	$600,000	$9,151	$475,000	$6,079
Interest rate swaps-Liability	$300,000	$(4,011)	$250,000	$(1,217)

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that approximately $4.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effect of cash flow hedge accounting and the location in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2018	2017	2016
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$1,687	$3,597	$(2,244)
Income (loss) reclassified from accumulated other comprehensive income into income as interest expense	$1,377	$(2,073)	$(3,142)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$48,817	$42,469	$42,923
Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2018, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

As of December 31, 2018, derivatives that were in a net liability position by counterparty and subject to credit-risk-related contingent features had a termination value of approximately $1.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2018, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at December 31, 2018, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $1.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables set forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017.

		Fair Value Measurements as of December 31, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$9,151	$—	$9,151	$—
Interest rate swaps-Liability	$(4,011)	$—	$(4,011)	$—

		Fair Value Measurements as of December 31, 2017 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2017	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$6,079	$—	$6,079	$—
Interest rate swaps-Liability	$(1,217)	$—	$(1,217)	$—

6. Equity

Preferred Stock

Pursuant to its charter, the Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.01 per share.

On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. The Company recognized a deemed dividend to the holders of the Series B Preferred Stock of approximately $2.7 million on the accompanying Consolidated Statements of Operations for the year ended December 31, 2018 related to redemption costs and the original issuance costs of the Series B Preferred Stock. On July 11, 2018, the Company redeemed all of the Series B Preferred Stock.

The following table sets forth the Company's outstanding preferred stock issuances as of December 31, 2018.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about the last day of March, June, September, and December of each year. The Series C Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock has no stated maturity date and is not subject to mandatory redemption or any sinking fund. Generally, the Company is not permitted to redeem the Series C Preferred Stock prior to March 17, 2021, except in limited circumstances relating to the Company’s ability to qualify as a REIT and in certain other circumstances related to a change of control.

The tables below set forth the dividends attributable to the Company's preferred stock issuances during the years ended December 31, 2018 and 2017.

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500

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

On January 10, 2019, the Company’s board of directors declared the Series C Preferred Stock dividend for the quarter ending March 31, 2019 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table sets forth the terms of the Company’s at-the market (“ATM”) common stock offering program as of December 31, 2018.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2018 (in thousands)
2017 $500 million ATM	November 13, 2017	$500,000	$99,227

The table below sets forth the activity for the ATM common stock offering programs during the years ended December 31, 2018 and 2017 (in thousands, except share data).

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	14,724,614	$26.52	$390,447	$4,040	$386,407
Total/weighted average	14,724,614	$26.52	$390,447	$4,040	$386,407

	Year ended December 31, 2017
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM	363,843	$28.38	$10,326	$129	$10,197
2017 $300 million ATM(1)	11,098,748	$27.03	300,000	3,637	296,363
2016 $228 million ATM(1)	4,799,784	$24.42	117,216	1,604	115,612
Total/weighted average	16,262,375	$26.29	$427,542	$5,370	$422,172

(1)	These programs ended before December 31, 2017.

Dividends

The tables below set forth the dividends attributable to the Company's outstanding shares of common stock that were declared during the years ended December 31, 2018 and 2017. The Company's board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

Month Ended 2017	Declaration Date	Record Date	Per Share	Payment Date
December 31	July 31, 2017	December 29, 2017	$0.117500	January 16, 2018
November 30	July 31, 2017	November 30, 2017	0.117500	December 15, 2017
October 31	July 31, 2017	October 31, 2017	0.117500	November 15, 2017
September 30	May 1, 2017	September 29, 2017	0.117500	October 16, 2017
August 31	May 1, 2017	August 31, 2017	0.117500	September 15, 2017
July 31	May 1, 2017	July 31, 2017	0.117500	August 15, 2017
June 30	February 15, 2017	June 30, 2017	0.116667	July 17, 2017
May 31	February 15, 2017	May 31, 2017	0.116667	June 15, 2017
April 30	February 15, 2017	April 28, 2017	0.116667	May 15, 2017
March 31	November 2, 2016	March 31, 2017	0.116667	April 17, 2017
February 28	November 2, 2016	February 28, 2017	0.116667	March 15, 2017
January 31	November 2, 2016	January 31, 2017	0.116667	February 15, 2017
Total			$1.405002

On January 10, 2019, the Company’s board of directors declared the common stock dividends for the months ending January 31, 2019, February 28, 2019 and March 31, 2019 at a monthly rate of $0.119167 per share of common stock.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 5, 2018, January 6, 2017, and January 8, 2016, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2019, 2018, and 2017, respectively. Refer to Note 14 for details on restricted shares of common stock granted on January 7, 2019. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2018, 2017 and 2016.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2015	271,115
Granted	101,289	(1)
Vested	(98,746)	(2)
Forfeited	(1,321)
Balance at December 31, 2016	272,337
Granted	75,001	(1)
Vested	(109,209)	(2)
Forfeited	(922)
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462

(1)	The fair value per share on the grant date of January 5, 2018, January 6, 2017, and January 8, 2016 was $26.40, $24.41, and $17.98, respectively.

(2)
The Company repurchased and retired 41,975 and 40,836 restricted shares of common stock that vested during the years ended December 31, 2018 and 2017, respectively. The Company did not repurchase and retire any restricted shares of common stock during the year ended December 31, 2016.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2018 was approximately $2.7 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2018	2017	2016
Vested restricted shares of common stock	112,405	109,209	98,746
Fair value of vested restricted shares of common stock (in thousands)	$3,002	$2,591	$1,813

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2018, 2017 and 2016.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2015	1,610,105	1,915,872	3,525,977	4.9%
Granted/Issued	176,396	—	176,396	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(209,985)	209,985	—	N/A
Redemptions from Other Common Units to common stock	—	(68,492)	(68,492)	N/A
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%

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

LTIP units granted on January 5, 2018, January 6, 2017, January 8, 2016, and February 22, 2016 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2018, March 31, 2017, March 31, 2016, and March 31, 2016, respectively. LTIP units granted on January 5, 2018, January 6, 2017, and January 6, 2016 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2019, January 1, 2018, and January 1, 2017, respectively. On March 12, 2018, the Company's board of directors appointed Michelle Dilley to serve as director of the Company. On March 12, 2018, Ms. Dilley was granted 3,930 LTIP units which vested on January 1, 2019.

Refer to Note 14 for details on the LTIP units granted on January 7, 2019. Refer to Note 8 for a discussion of vested LTIP units granted on January 5, 2018 pursuant to the 2015 Outperformance Program (the “2015 OPP”).

On January 25, 2016, the Company and Geoffrey G. Jervis, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, agreed that Mr. Jervis’s employment with the Company would terminate effective February 25, 2016. Pursuant to the terms and conditions of the executive employment agreement and LTIP unit agreements between the Company and Mr. Jervis, and the 2015 OPP, Mr. Jervis received a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units, and eligibility to receive a pro-rated award payment under the 2015 OPP. Accordingly, the Company accelerated the expense recognition of Mr. Jervis's unvested LTIP units in the amount of approximately $1.6 million, which is included in general and administrative expenses for the year ended December 31, 2016 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. Jervis's participation in the

2015 OPP after February 25, 2016 was not recognized. The Company also incurred approximately $1.5 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses during the year ended December 31, 2016 on the accompanying Consolidated Statements of Operations.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during years ended December 31, 2018, 2017 and 2016 (excluding those vested LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	March 12, 2018	January 5, 2018	January 6, 2017	February 22, 2016	January 8, 2016	January 6, 2016
Expected term (years)	10	10	10	10	10	10
Expected volatility	22.0%	22.0%	23.0%	22.0%	22.0%	22.0%
Expected dividend yield	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Risk-free interest rate	2.46%	2.09%	1.61%	1.01%	1.28%	1.36%
Fair value of LTIP units at issuance (in thousands)	$90	$3,447	$2,924	$277	$2,254	$390
LTIP units at issuance	3,930	137,616	126,239	18,386	135,546	22,464
Fair value unit price per LTIP unit at issuance	$22.90	$25.05	$23.16	$15.07	$16.63	$17.36

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2018, 2017 and 2016.

Unvested LTIP Units	Units
Balance at December 31, 2015	534,910
Granted	176,396
Vested	(307,883)
Forfeited	—
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2018 was approximately $4.8 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Vested LTIP units	2018	2017	2016
Vested LTIP units	373,893	229,355	307,883
Fair value of vested LTIP units (in thousands)	$9,772	$6,101	$6,393

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

Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company’s common stock that may be awarded under the 2011 Plan is 6,642,461 shares. Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one-for-one basis.

The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules. The 2011 Plan expires on March 31, 2021.

Under the 2011 Plan the Company grants performance units to certain key employees of the Company. The ultimate value of the performance units depends on the Company’s total stockholder return ("TSR") over a three-year period (the "measuring period"). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company's election and with the award recipient's consent, LTIP units or other securities, at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

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

On January 5, 2018, January 6, 2017, and March 8, 2016, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring period commenced on January 1, 2018, 2017, and 2016, respectively, and ends on December 31, 2020, 2019, and 2018, respectively. Refer to Note 14 for details on the settlement of the 2016 performance units and the performance units granted on January 7, 2019.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The table below sets forth the assumptions used in valuing the performance units granted during the years ended December 31, 2018, 2017 and 2016.

Performance Units	Assumptions
Grant date	January 5, 2018	January 6, 2017	March 8, 2016
Expected volatility	22.0%	23.0%	23.0%
Expected dividend yield	6.0%	6.0%	6.0%
Risk-free interest rate	2.09%	1.61%	1.08%
Fair value of performance units grant (in thousands)	$5,456	$2,882	$2,614

On January 1, 2018, the Company’s three year measuring period pursuant to the 2015 OPP concluded. It was determined that the Company's total stockholder return exceeded the threshold percentage and return hurdle and a pool of approximately $6.2 million was awarded to the participants. The compensation committee of the board of directors approved the issuance of 183,256 vested LTIP units and 53,722 vested shares of common stock (of which 15,183 shares of common stock were repurchased and retired) to the participants, all of which were issued on January 5, 2018.

The unrecognized compensation expense associated with the Company's performance units at December 31, 2018 was approximately $5.3 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

At December 31, 2018 and 2017, the number of shares available for issuance under the 2011 Plan were 3,276,125 and 983,735, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2018 do not include an allocation for the January 5, 2018 and January 6, 2017 performance units as the awards were not determinable as of December 31, 2018. The number of shares available for issuance under the 2011 Plan as December 31, 2017 do not include an allocation for the Performance-based Compensation Plans as the awards were not determinable as of December 31, 2017.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s director compensation for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2018	2017	2016
Restricted shares of common stock	$1,698	$2,373	$2,157
LTIP units	3,546	4,675	6,089	(1)
Performance-based Compensation Plans	3,298	2,147	1,137
Board of directors compensation (2)	380	352	346
Total non-cash compensation expense	$8,922	$9,547	$9,729

(1)	Inclusive of approximately $1.6 million of non-cash compensation expense during the year ended December 31, 2016 associated with the severance cost of an executive officer as discussed Note 7.

(2)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2018, 2017 and 2016. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

Restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2018, 2017 and 2016, there were 195,281, 237,896 and 276,367, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted EPS using the treasury stock method if the impact is dilutive. Other potentially dilutive common shares from the Company's Performance-based Compensation Plans are considered when calculating diluted EPS.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2018	2017	2016
Numerator
Net income	$96,245	$32,200	$35,588
Less: preferred stock dividends	7,604	9,794	13,897
Less: redemption of preferred stock	2,661	—	—
Less: amount allocated to participating securities	276	334	384
Less: income attributable to noncontrolling interest after preferred stock dividends	3,319	941	1,069
Net income attributable to common stockholders	$82,385	$21,131	$20,238
Denominator
Weighted average common shares outstanding — basic	103,401	89,538	70,637
Effect of dilutive securities(1)
Share-based compensation	406	466	216
Weighted average common shares outstanding — diluted	103,807	90,004	70,853
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.80	$0.24	$0.29
Net income per share attributable to common stockholders — diluted	$0.79	$0.23	$0.29

(1)
During the years ended December 31, 2018, 2017, and 2016, there were 195, 238, and 276, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

10. Future Minimum Rents

The Company’s properties are leased to tenants under triple net, modified, and gross leases. Minimum contractual lease payments receivable, excluding tenant reimbursement of expenses, under non-cancelable operating leases in effect as of December 31, 2018 are approximately as follows.

Year	Future Minimum Rents (in thousands)
2019	$299,978
2020	$271,936
2021	$226,970
2022	$188,707
2023	$152,814
Thereafter	$535,192

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

The Company has letters of credit of approximately $5.6 million as of December 31, 2018 related to construction projects and certain other agreements.

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of the fixed non-cancelable ground leases and operating leases, including any bargain renewal terms, under which the Company is the lessee as of December 31, 2018 are as follows. To the extent any tenant is responsible for those costs under its respective lease, those costs have been excluded from the table below.

Year	Future Minimum Rental Payments (1) (in thousands)
2019	$2,110
2020	$2,122
2021	$1,227
2022	$935
2023	$944
Thereafter	$45,580

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

Rental expense recognized related to the Company's ground leases and operating leases was approximately $2.1 million, $1.5 million, and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2018, 2017 and 2016 was approximately $0.3 million, $0.3 million and $0.4 million, respectively. The Company’s contribution is subject to a three year vesting schedule, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Related-Party Transactions

STAG Industrial Management, LLC ("Manager"), a wholly owned subsidiary of the Company, was performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that was an affiliate of the Company, that as of December 31, 2017 was legally dissolved. Before dissolution, the Manager was paid an annual asset management fee based on the equity investment in the Fund II assets, which was 1.25% of the equity investment. In June 2013, Fund II and the Company amended the service agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of approximately $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, which is included in other income on the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company had a receivable in the amount of approximately $0 and $0, respectively, related to the asset management fee income included within prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

On January 7, 2019, the Company granted 88,152 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest in four equal installments on January 1 of each year beginning in 2020. The fair value of the restricted shares of common stock at the date of grant was $24.85 per share.

On January 7, 2019, the Company granted 26,796 LTIP units to non-employee, independent directors, and 127,853 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2020. The LTIP units granted to certain executive officers and senior employees will vest quarterly over four years, with the first vesting date being March 31, 2019. The fair value of the LTIP units at the date of grant was approximately $3.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 19.0%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 2.57%. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements.

On January 7, 2019, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 7, 2019 performance units grant is substantially the same as the performance units grants discussed in Note 8, except that the measuring period commences on January 1, 2019 and ends on December 31, 2021, and the Award Shares are immediately vested at the end of the measuring period. The fair value of the performance units at the date of grant was approximately $5.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 20.7%, a weighted average expected dividend yield of 6.0%, and a weighted average risk-free interest rate of 2.56%. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements.

As discussed in Note 8, on December 31, 2018 the measuring period pursuant to the March 8, 2016 performance units concluded and it was determined that the Company's TSR exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 102,216 vested LTIP units and 74,032 vested shares of common stock (of which 30,193 shares of common stock were repurchased and retired) to the participants, which were issued on January 7, 2019. The compensation committee of the board of directors also approved the issuance of 107,308 LTIP units and 22,678 restricted shares of common stock that will vest on December 31, 2019, which were issued on January 7, 2019.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2018	$311	$1,050	$(603)	$758
December 31, 2017	$188	$123	$—	$311
December 31, 2016	$106	$125	$(43)	$188

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Albion, IN	$—	$93	$67	$—	$93	$67	$160	$(30)	2006
Albion, IN	—	932	103	—	932	103	1,035	(297)	2006
Albion, IN	—	1,107	55	—	1,107	55	1,162	(353)	2006
Albion, IN	—	970	332	—	970	332	1,302	(309)	2006
Albion, IN	—	1,397	52	—	1,397	52	1,449	(445)	2006
Albion, IN	—	1,528	126	—	1,528	126	1,654	(487)	2006
Albion, IN	—	710	187	—	710	187	897	(226)	2006
Alexandria, MN	—	5,855	960	151	6,006	960	6,966	(1,254)	2011
Allentown, PA	—	7,336	1,962	783	8,119	1,962	10,081	(1,528)	2014
Arlington, TX	—	2,374	413	304	2,678	413	3,091	(738)	2007
Arlington, TX	—	6,151	1,246	913	7,064	1,246	8,310	(1,270)	2012
Augusta, GA	—	6,249	937	—	6,249	937	7,186	(91)	2018
Avon, CT	—	2,750	336	483	3,233	336	3,569	(564)	2012
Avondale, AZ	—	13,163	1,674	—	13,163	1,674	14,837	(481)	2017
Batavia, IL	—	4,273	618	—	4,273	618	4,891	(298)	2017
Baton Rouge, LA	—	15,402	1,962	—	15,402	1,962	17,364	(349)	2018
Bedford Heights, OH	—	5,279	837	917	6,196	837	7,033	(444)	2017
Belfast, ME	—	10,331	1,883	616	10,947	1,883	12,830	(2,278)	2011
Belvidere, IL	—	4,083	442	255	4,338	442	4,780	(515)	2015
Belvidere, IL	—	16,914	2,341	—	16,914	2,341	19,255	(993)	2017
Belvidere, IL	—	3,956	733	36	3,992	733	4,725	(632)	2013
Belvidere, IL	—	2,524	1,310	—	2,524	1,310	3,834	(675)	2013
Belvidere, IL	—	3,517	538	114	3,631	538	4,169	(540)	2013
Belvidere, IL	—	6,899	670	—	6,899	670	7,569	(1,046)	2013
Belvidere, IL	—	4,291	668	—	4,291	668	4,959	(675)	2013
Belvidere, IL	—	3,711	866	159	3,870	866	4,736	(681)	2013
Belvidere, IL	—	2,808	586	83	2,891	586	3,477	(519)	2013
Belvidere, IL	—	8,303	1,542	591	8,894	1,542	10,436	(1,539)	2013
Belvidere, IL	—	71	216	—	71	216	287	(71)	2013
Belleville, MI	—	6,524	724	9	6,533	724	7,257	(385)	2017
Biddeford, ME	—	8,164	1,369	3,916	12,080	1,369	13,449	(1,474)	2016
Bloomington, MN	—	8,582	1,702	—	8,582	1,702	10,284	(347)	2018
Boardman, OH	—	3,473	282	854	4,327	282	4,609	(1,315)	2007
Brooklyn Park, MN	—	11,988	1,926	—	11,988	1,926	13,914	(821)	2016
Buffalo, NY	—	2,924	146	—	2,924	146	3,070	(536)	2012
Burlington, NJ	—	42,652	5,135	170	42,822	5,135	47,957	(5,648)	2015
Burlington, NJ	—	378	3,267	223	601	3,267	3,868	—	2015
Burlington, NJ	—	19,577	4,030	1,238	20,815	4,030	24,845	(2,647)	2015
Caledonia, WI	—	3,339	225	—	3,339	225	3,564	(87)	2018
Calhoun, GA	—	2,764	388	—	2,764	388	3,152	(378)	2014
Camarillo, CA	—	10,807	7,242	237	11,044	7,242	18,286	(1,842)	2014
Camarillo, CA	—	19,857	7,989	25	19,882	7,989	27,871	(3,057)	2014
Cedar Hill, TX	—	11,971	4,066	309	12,280	4,066	16,346	(1,558)	2016
Charlotte, NC	—	2,444	805	4	2,448	805	3,253	(445)	2014
Charlotte, NC	—	3,474	386	634	4,108	386	4,494	(511)	2014
Charlotte, NC	—	3,961	515	—	3,961	515	4,476	(409)	2015
Charlotte, NC	—	3,654	913	—	3,654	913	4,567	(70)	2018
Charleroi, PA	—	10,539	935	—	10,539	935	11,474	(33)	2018
Chattanooga, TN	—	2,321	187	—	2,321	187	2,508	(374)	2015
Chattanooga, TN	—	4,730	380	13	4,743	380	5,123	(764)	2015
Chattanooga, TN	—	8,459	424	—	8,459	424	8,883	(1,555)	2015
Cheektowaga, NY	—	2,757	216	1,004	3,761	216	3,977	(833)	2011
Chesterfield, MI	—	1,169	207	62	1,231	207	1,438	(450)	2007

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Chesterfield, MI	—	798	150	128	926	150	1,076	(260)	2007
Chesterfield, MI	—	802	151	224	1,026	151	1,177	(340)	2007
Chesterfield, MI	—	5,304	942	2,150	7,454	942	8,396	(2,286)	2007
Chester, VA	—	3,402	775	—	3,402	775	4,177	(769)	2014
Chicopee, MA	—	5,867	504	77	5,944	504	6,448	(1,218)	2012
Chippewa Falls, WI	—	2,303	133	—	2,303	133	2,436	(484)	2011
Chippewa Falls, WI	—	544	44	—	544	44	588	(112)	2011
Cleveland, TN	—	3,161	554	84	3,245	554	3,799	(732)	2011
Clinton, PA	—	19,339	—	—	19,339	—	19,339	(1,036)	2017
Clinton, PA	—	12,390	—	—	12,390	—	12,390	(309)	2018
Clinton, PA	—	16,840	—	—	16,840	—	16,840	(211)	2018
Clinton, TN	—	3,302	403	165	3,467	403	3,870	(643)	2015
Columbus, OH	—	5,222	337	11	5,233	337	5,570	(304)	2017
Columbus, OH	—	3,123	489	167	3,290	489	3,779	(754)	2014
Columbia, SC	—	5,171	783	—	5,171	783	5,954	(612)	2016
West Columbia, SC	—	6,988	715	1,543	8,531	715	9,246	(1,275)	2013
Council Bluffs, IA	—	4,438	414	—	4,438	414	4,852	(191)	2017
Croydon, PA	—	4,655	829	—	4,655	829	5,484	(29)	2018
Dallas, GA	—	1,712	475	—	1,712	475	2,187	(369)	2012
LaGrange, GA	—	3,175	240	1,152	4,327	240	4,567	(810)	2011
Danville, KY	—	11,772	965	3,699	15,471	965	16,436	(3,201)	2011
Daytona Beach, FL	—	875	1,237	2,232	3,107	1,237	4,344	(893)	2007
Dayton, OH	—	5,896	331	391	6,287	331	6,618	(878)	2015
Dayton, OH	—	23,725	2,465	—	23,725	2,465	26,190	(1,769)	2017
DeForest, WI	—	5,402	1,131	151	5,553	1,131	6,684	(497)	2016
DeKalb, IL	—	4,568	489	—	4,568	489	5,057	(807)	2013
De Pere, WI	—	6,144	525	101	6,245	525	6,770	(1,238)	2012
Des Moines, IA	—	4,477	556	—	4,477	556	5,033	(72)	2018
Duncan, SC	—	11,258	1,002	835	12,093	1,002	13,095	(2,506)	2012
Duncan, SC	—	6,739	709	1,118	7,857	709	8,566	(1,241)	2012
Durham, NC	—	2,700	753	31	2,731	753	3,484	(421)	2015
Earth City, MO	—	2,806	1,123	60	2,866	1,123	3,989	(332)	2016
Edgefield, SC	—	938	220	750	1,688	220	1,908	(395)	2012
Edwardsville, KS	—	13,224	1,360	16	13,240	1,360	14,600	(816)	2017
Elizabethtown, PA	—	5,357	1,000	208	5,565	1,000	6,565	(829)	2014
Elkhart, IN	—	210	25	143	353	25	378	(83)	2007
Elkhart, IN	—	3,519	422	571	4,090	422	4,512	(1,123)	2007
El Paso, TX	—	3,674	—	—	3,674	—	3,674	(217)	2017
El Paso, TX	—	10,398	—	—	10,398	—	10,398	(639)	2017
El Paso, TX	—	9,099	1,248	320	9,419	1,248	10,667	(1,363)	2014
El Paso, TX	—	7,905	1,124	10	7,915	1,124	9,039	(1,425)	2014
El Paso, TX	—	14,159	1,854	812	14,971	1,854	16,825	(2,218)	2014
El Paso, TX	—	9,897	1,581	881	10,778	1,581	12,359	(1,451)	2014
El Paso, TX	—	5,893	1,136	—	5,893	1,136	7,029	(769)	2015
El Paso, TX	—	3,096	—	1,088	4,184	—	4,184	(878)	2012
Erlanger, KY	—	3,826	635	346	4,172	635	4,807	(458)	2016
East Troy, WI	—	4,962	304	—	4,962	304	5,266	(678)	2014
East Windsor, CT	—	5,711	400	72	5,783	400	6,183	(551)	2016
East Windsor, CT	—	4,713	348	614	5,327	348	5,675	(1,391)	2012
Fairborn, OH	—	5,569	867	70	5,639	867	6,506	(1,029)	2015
Fairfield, OH	—	2,842	948	104	2,946	948	3,894	(454)	2016
Fairfield, OH	—	5,337	1,086	—	5,337	1,086	6,423	(150)	2018
Farmington, NY	—	5,342	410	20	5,362	410	5,772	(1,581)	2007
Florence, KY	—	10,934	3,109	40	10,974	3,109	14,083	(311)	2018
Forest Park, GA	—	9,527	1,733	883	10,410	1,733	12,143	(1,057)	2016
Forest Park, GA	—	8,189	1,715	127	8,316	1,715	10,031	(760)	2016
Fort Wayne, IN	—	3,142	112	—	3,142	112	3,254	(472)	2014
Fountain Inn, SC	—	8,386	766	—	8,386	766	9,152	(362)	2018
Gaffney, SC	—	4,712	1,233	548	5,260	1,233	6,493	(425)	2017

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Gahanna, OH	—	4,191	1,265	1,258	5,449	1,265	6,714	(1,463)	2011
Gardiner, ME	—	8,983	948	—	8,983	948	9,931	(988)	2016
Garland, TX	—	5,425	1,344	842	6,267	1,344	7,611	(1,136)	2014
Germantown, WI	—	6,023	442	—	6,023	442	6,465	(70)	2018
Germantown, WI	—	3,296	359	—	3,296	359	3,655	(44)	2018
Germantown, WI	—	10,908	1,175	—	10,908	1,175	12,083	(31)	2018
Germantown, WI	—	6,035	1,186	—	6,035	1,186	7,221	(1,269)	2014
Gloversville, NY	(692)	1,299	117	—	1,299	117	1,416	(248)	2012
Gloversville, NY	(1,118)	2,603	151	20	2,623	151	2,774	(493)	2012
Gloversville, NY	(798)	1,486	154	36	1,522	154	1,676	(285)	2012
Goshen, IN	—	6,509	1,442	1,800	8,309	1,442	9,751	(1,738)	2011
Grand Junction, CO	—	4,002	314	—	4,002	314	4,316	(473)	2015
Grand Rapids, MI	—	7,532	169	34	7,566	169	7,735	(1,093)	2015
Graniteville, SC	—	8,389	1,629	—	8,389	1,629	10,018	(1,141)	2016
Greenwood, SC	(1,437)	1,848	166	—	1,848	166	2,014	(335)	2012
Greenwood, SC	(1,224)	1,232	169	290	1,522	169	1,691	(289)	2012
Fountain Inn, SC	—	14,984	1,878	81	15,065	1,878	16,943	(607)	2017
Greenwood, IN	—	22,032	2,585	—	22,032	2,585	24,617	(53)	2018
Greenville, SC	—	3,379	309	35	3,414	309	3,723	(448)	2015
Greer, SC	—	10,841	1,126	—	10,841	1,126	11,967	(297)	2018
Greer, SC	—	4,939	681	364	5,303	681	5,984	(124)	2018
Greer, SC	—	1,434	129	303	1,737	129	1,866	(220)	2015
Greer, SC	—	1,748	128	64	1,812	128	1,940	(227)	2015
Greer, SC	—	460	153	45	505	153	658	(66)	2015
Greer, SC	—	3,016	306	99	3,115	306	3,421	(411)	2015
Greensboro, NC	—	6,383	691	19	6,402	691	7,093	(52)	2018
Fountain Inn, SC	—	4,438	719	95	4,533	719	5,252	(767)	2016
Groveport, OH	—	10,920	642	105	11,025	642	11,667	(604)	2017
Grove City, OH	—	3,745	730	78	3,823	730	4,553	(434)	2016
Gurnee, IL	—	11,380	1,716	984	12,364	1,716	14,080	(1,659)	2014
Gurnee, IL	—	4,902	1,337	954	5,856	1,337	7,193	(1,294)	2012
Hampstead, MD	—	34,969	780	—	34,969	780	35,749	(5,465)	2013
Harrisonburg, VA	—	11,179	1,455	1,180	12,359	1,455	13,814	(1,935)	2012
Hartland, WI	—	4,634	1,526	—	4,634	1,526	6,160	(463)	2016
Harvard, IL	—	2,980	1,157	324	3,304	1,157	4,461	(861)	2013
Hazelwood, MO	—	5,815	1,382	1,391	7,206	1,382	8,588	(1,888)	2011
Hebron, KY	—	4,601	370	—	4,601	370	4,971	(769)	2014
Hilliard, OH	—	7,412	550	—	7,412	550	7,962	(361)	2017
Holland, MI	(2,970)	3,475	279	60	3,535	279	3,814	(801)	2012
Houston, TX	—	8,435	1,048	—	8,435	1,048	9,483	(266)	2018
Conroe, TX	—	20,995	1,853	—	20,995	1,853	22,848	(351)	2018
Houston, TX	—	7,790	2,255	9	7,799	2,255	10,054	(1,359)	2013
Houston, TX	—	4,906	1,428	808	5,714	1,428	7,142	(1,053)	2014
Houston, TX	—	5,019	565	780	5,799	565	6,364	(1,267)	2014
Houston, TX	—	8,448	2,546	158	8,606	2,546	11,152	(702)	2016
Houston, TX	—	5,037	1,502	—	5,037	1,502	6,539	(595)	2017
Houston, TX	—	5,564	953	—	5,564	953	6,517	(535)	2017
Houston, TX	—	7,052	927	—	7,052	927	7,979	(413)	2017
Houston, TX	—	9,371	809	—	9,371	809	10,180	(261)	2018
Huntersville, NC	—	3,123	1,061	182	3,305	1,061	4,366	(577)	2012
Idaho Falls, ID	—	2,735	356	71	2,806	356	3,162	(518)	2013
Independence, VA	(1,336)	2,212	226	110	2,322	226	2,548	(619)	2012
Itasca, IL	—	12,216	2,428	1,170	13,386	2,428	15,814	(1,272)	2016
Jackson, TN	—	2,374	230	337	2,711	230	2,941	(580)	2012
Jacksonville, FL	—	3,438	451	410	3,848	451	4,299	(342)	2017
Jacksonville, FL	—	7,867	650	321	8,188	650	8,838	(658)	2017
Jacksonville, FL	—	8,195	674	1,557	9,752	674	10,426	(856)	2017
Jacksonville, FL	—	7,266	596	1,024	8,290	596	8,886	(697)	2017
Janesville, WI	—	17,477	828	798	18,275	828	19,103	(3,242)	2013

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Johnstown, NY	(692)	1,304	178	—	1,304	178	1,482	(270)	2012
Johnstown, NY	(1,011)	1,592	216	47	1,639	216	1,855	(274)	2012
Johnstown, NY	(825)	978	151	—	978	151	1,129	(241)	2012
Johnstown, NY	(1,544)	1,467	140	—	1,467	140	1,607	(307)	2012
Kendallville, IN	—	1,510	142	—	1,510	142	1,652	(481)	2006
Kenosha, WI	—	3,991	797	591	4,582	797	5,379	(473)	2016
Kentwood, MI	—	2,478	407	120	2,598	407	3,005	(439)	2013
Knoxville, TN	—	3,201	447	46	3,247	447	3,694	(580)	2015
Knoxville, TN	—	4,919	472	—	4,919	472	5,391	(96)	2018
Lafayette, IN	(1,144)	2,205	295	59	2,264	295	2,559	(389)	2012
Lafayette, IN	(1,943)	3,405	410	123	3,528	410	3,938	(587)	2012
Lafayette, IN	(3,992)	8,107	906	301	8,408	906	9,314	(1,649)	2012
Lancaster, PA	—	5,480	1,520	650	6,130	1,520	7,650	(1,406)	2015
Langhorne, PA	—	3,868	1,370	341	4,209	1,370	5,579	(518)	2016
Langhorne, PA	—	3,105	1,308	535	3,640	1,308	4,948	(486)	2016
Langhorne, PA	—	6,372	1,884	129	6,501	1,884	8,385	(557)	2016
Lansing, MI	—	8,164	501	—	8,164	501	8,665	(1,831)	2011
Lansing, MI	—	4,077	580	—	4,077	580	4,657	(793)	2012
Lansing, MI	(5,322)	7,162	429	100	7,262	429	7,691	(1,365)	2012
Lansing, MI	—	5,209	907	—	5,209	907	6,116	(960)	2013
Laredo, TX	—	10,195	1,535	—	10,195	1,535	11,730	(645)	2017
Las Vegas, NV	—	12,390	2,615	—	12,390	2,615	15,005	(272)	2018
Las Vegas, NV	—	3,259	770	—	3,259	770	4,029	(160)	2017
Laurens, SC	—	4,254	151	—	4,254	151	4,405	(516)	2015
Lebanon, IN	—	21,160	1,654	—	21,160	1,654	22,814	(231)	2018
Lebanon, PA	—	5,235	1,380	100	5,335	1,380	6,715	(1,381)	2017
Lenexa, KS	—	7,610	2,368	—	7,610	2,368	9,978	(1,742)	2014
Lewiston, ME	—	5,515	173	1,541	7,056	173	7,229	(2,330)	2007
Lexington, NC	—	3,968	232	1,388	5,356	232	5,588	(1,008)	2011
Libertyville, IL	—	6,455	421	80	6,535	421	6,956	(922)	2015
Libertyville, IL	—	770	143	53	823	143	966	(341)	2015
Livonia, MI	—	7,123	1,390	—	7,123	1,390	8,513	(28)	2018
Livonia, MI	—	8,967	848	—	8,967	848	9,815	(25)	2018
Londonderry, NH	—	6,683	730	—	6,683	730	7,413	(1,167)	2013
Longmont, CO	—	5,345	734	—	5,345	734	6,079	(113)	2018
Loudon, TN	—	3,751	170	—	3,751	170	3,921	(515)	2015
Louisville, KY	—	3,875	386	520	4,395	386	4,781	(1,098)	2011
Louisville, KY	—	6,182	616	632	6,814	616	7,430	(1,688)	2011
Macedonia, OH	—	8,195	1,690	143	8,338	1,690	10,028	(1,140)	2015
Machesney Park, IL	—	3,742	300	—	3,742	300	4,042	(591)	2015
Madison, WI	—	6,365	609	—	6,365	609	6,974	(273)	2017
Madison, WI	—	4,518	444	—	4,518	444	4,962	(184)	2017
Madison, TN	—	5,758	1,655	1,786	7,544	1,655	9,199	(1,552)	2011
Malden, MA	—	2,817	366	—	2,817	366	3,183	(836)	2007
Malden, MA	—	3,961	507	—	3,961	507	4,468	(1,175)	2007
Maple Grove, MN	—	6,634	969	212	6,846	969	7,815	(446)	2017
Marion, IA	—	2,257	691	49	2,306	691	2,997	(503)	2013
Marion, IN	(2,714)	2,934	243	718	3,652	243	3,895	(650)	2012
Marshall, MI	—	1,051	199	80	1,131	199	1,330	(232)	2013
Mascot, TN	—	3,228	284	—	3,228	284	3,512	(568)	2016
Mascot, TN	—	3,452	385	65	3,517	385	3,902	(746)	2013
Salem, OH	—	7,674	858	1,077	8,751	858	9,609	(2,211)	2006
Mason, OH	—	4,731	673	—	4,731	673	5,404	(884)	2014
Mayville, WI	—	4,118	547	330	4,448	547	4,995	(1,409)	2007
McHenry, IL	—	3,818	576	75	3,893	576	4,469	(123)	2018
McHenry, IL	—	4,010	448	14	4,024	448	4,472	(118)	2018
Mebane, NC	—	4,570	481	457	5,027	481	5,508	(903)	2012
Mebane, NC	—	4,148	443	—	4,148	443	4,591	(802)	2012
Mebane, NC	—	4,999	358	677	5,676	358	6,034	(859)	2013

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Mechanicsburg, PA	—	5,143	1,482	795	5,938	1,482	7,420	(1,225)	2014
Mechanicsburg, PA	—	7,144	1,800	25	7,169	1,800	8,969	(1,215)	2014
New Kingstown, PA	—	8,625	2,041	335	8,960	2,041	11,001	(1,384)	2014
Mechanicsburg, PA	—	8,008	1,452	—	8,008	1,452	9,460	(1,335)	2014
Mendota Heights, MN	—	3,492	1,494	187	3,679	1,494	5,173	(116)	2018
Milford, CT	—	10,040	1,264	385	10,425	1,264	11,689	(813)	2017
Mission, TX	—	12,623	1,882	—	12,623	1,882	14,505	(205)	2018
Montgomery, AL	—	7,523	418	1,789	9,312	418	9,730	(703)	2016
Montgomery, IL	—	—	173	—	—	173	173	—	2018
Montgomery, IL	—	12,485	2,190	1,934	14,419	2,190	16,609	(2,529)	2012
Mooresville, NC	—	18,010	4,195	—	18,010	4,195	22,205	(783)	2017
Mooresville, NC	—	7,411	701	359	7,770	701	8,471	(1,778)	2011
Mountain Home, NC	—	2,472	523	—	2,472	523	2,995	(405)	2014
Murfreesboro, TN	—	2,863	722	9	2,872	722	3,594	(628)	2014
Nashua, NH	—	8,682	1,431	449	9,131	1,431	10,562	(1,606)	2014
Nashville, TN	—	3,601	547	—	3,601	547	4,148	(615)	2013
New Berlin, WI	—	6,500	1,068	141	6,641	1,068	7,709	(1,260)	2013
New Castle, DE	—	17,767	2,616	175	17,942	2,616	20,558	(1,963)	2016
New Hope, MN	—	1,970	1,919	—	1,970	1,919	3,889	(509)	2013
Lopatcong, NJ	—	10,054	1,554	1,599	11,653	1,554	13,207	(1,056)	2011
New Kensington, PA	—	9,145	177	—	9,145	177	9,322	(128)	2018
Newton, NC	—	7,338	732	1,283	8,621	732	9,353	(988)	2011
North Haven, CT	—	39,911	4,086	1,387	41,298	4,086	45,384	(6,631)	2015
North Jackson, OH	—	4,427	1,528	5	4,432	1,528	5,960	(766)	2013
North Jackson, OH	—	7,681	486	67	7,748	486	8,234	(1,057)	2011
Norcorss, GA	—	2,586	1,589	—	2,586	1,589	4,175	(529)	2016
Norton, MA	—	6,740	2,839	78	6,818	2,839	9,657	(1,633)	2011
Novi, MI	(2,608)	3,879	252	336	4,215	252	4,467	(872)	2012
Novi, MI	—	6,035	626	—	6,035	626	6,661	(722)	2015
Novi, MI	—	16,918	1,381	—	16,918	1,381	18,299	(241)	2018
Oak Creek, WI	—	4,350	526	—	4,350	526	4,876	(16)	2018
Oak Creek, WI	—	6,125	805	250	6,375	805	7,180	(70)	2018
Oakdale, MN	—	5,028	1,396	—	5,028	1,396	6,424	(50)	2018
Oakwood Village, OH	—	3,067	343	—	3,067	343	3,410	(510)	2015
Ocala, FL	—	13,296	731	1,252	14,548	731	15,279	(2,212)	2013
O'Fallon, MO	—	3,632	1,233	186	3,818	1,233	5,051	(281)	2017
O'Fallon, MO	—	2,676	1,242	332	3,008	1,242	4,250	(678)	2011
O'Hara Township, PA	(14,956)	18,875	1,435	7,652	26,527	1,435	27,962	(4,923)	2012
Oklahoma City, OK	—	2,211	746	22	2,233	746	2,979	(295)	2016
Oklahoma City, OK	—	9,199	1,614	1,373	10,572	1,614	12,186	(1,166)	2015
Olathe, KS	—	20,763	2,431	2,105	22,868	2,431	25,299	(1,892)	2016
Orlando, FL	—	4,839	1,339	—	4,839	1,339	6,178	(906)	2013
Orlando, FL	—	1,996	721	—	1,996	721	2,717	(419)	2012
Pedricktown, NJ	—	10,696	2,414	—	10,696	2,414	13,110	(715)	2017
Pensacola, FL	—	2,989	145	435	3,424	145	3,569	(1,378)	2007
Pewaukee, WI	—	6,678	841	—	6,678	841	7,519	(27)	2018
Pewaukee, WI	—	4,586	439	—	4,586	439	5,025	(18)	2018
Phenix City, AL	(1,490)	1,493	276	252	1,745	276	2,021	(365)	2012
Piedmont, SC	—	4,152	231	86	4,238	231	4,469	(528)	2015
Piedmont, SC	—	2,127	158	—	2,127	158	2,285	(277)	2015
Piedmont, SC	—	2,302	204	—	2,302	204	2,506	(471)	2015
Piedmont, SC	—	9,260	797	—	9,260	797	10,057	(48)	2018
Pineville, NC	—	1,380	392	—	1,380	392	1,772	(326)	2012
Pittston, PA	—	19,959	677	—	19,959	677	20,636	(1,133)	2017
Pleasant Prairie, WI	—	12,341	2,297	—	12,341	2,297	14,638	(36)	2018
Pleasant Prairie, WI	—	4,949	523	—	4,949	523	5,472	(70)	2018
Plymouth, MI	—	4,670	365	—	4,670	365	5,035	(716)	2015
Plymouth, MN	—	4,978	1,599	—	4,978	1,599	6,577	(115)	2018
Portage, IN	—	5,416	—	—	5,416	—	5,416	(902)	2012

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Portland, TN	—	8,353	1,662	66	8,419	1,662	10,081	(1,937)	2012
Portland, ME	—	3,727	891	86	3,813	891	4,704	(706)	2012
Rapid City, SD	—	10,662	2,071	1,161	11,823	2,071	13,894	(4,157)	2007
Reading, PA	—	5,401	1,708	223	5,624	1,708	7,332	(710)	2016
Muhlenberg Township, PA	—	13,866	843	396	14,262	843	15,105	(2,569)	2012
Redford, MI	—	6,114	728	405	6,519	728	7,247	(838)	2017
Reno, NV	—	3,461	1,372	—	3,461	1,372	4,833	(664)	2014
Rock Hill, SC	(3,795)	6,297	1,411	351	6,648	1,411	8,059	(766)	2016
Rock Hill, SC	—	4,512	1,095	772	5,284	1,095	6,379	(424)	2017
Rockwall, TX	—	16,066	2,683	—	16,066	2,683	18,749	(984)	2017
Rogers, MN	—	11,787	1,671	238	12,025	1,671	13,696	(3,476)	2011
Rogers, AR	—	8,280	1,072	1,574	9,854	1,072	10,926	(1,923)	2011
Romulus, MI	—	14,942	1,254	—	14,942	1,254	16,196	(378)	2018
Romulus, MI	—	15,043	1,080	32	15,075	1,080	16,155	(1,009)	2017
Rural Hall, NC	—	5,664	439	1,007	6,671	439	7,110	(1,456)	2011
Salem, OR	—	3,150	599	640	3,790	599	4,389	(830)	2011
Salem, OR	—	1,452	266	433	1,885	266	2,151	(469)	2011
Salisbury, NC	—	5,284	1,535	134	5,418	1,535	6,953	(580)	2017
Sauk Village, IL	—	5,405	877	105	5,510	877	6,387	(927)	2013
Savage, MN	—	3,996	3,194	989	4,985	3,194	8,179	(1,202)	2014
Savannah, GA	—	13,219	439	—	13,219	439	13,658	(2,054)	2014
San Diego, CA	—	15,016	2,290	78	15,094	2,290	17,384	(974)	2017
South Easton, MA	—	5,880	403	—	5,880	403	6,283	(218)	2017
Seville, OH	—	1,591	273	61	1,652	273	1,925	(418)	2011
Seville, OH	—	1,219	492	110	1,329	492	1,821	(781)	2011
Shannon, GA	—	12,969	393	102	13,071	393	13,464	(1,873)	2013
South Holland, IL	—	3,900	714	—	3,900	714	4,614	(853)	2013
Shreveport, LA	—	6,265	1,804	145	6,410	1,804	8,214	(1,208)	2015
Simpsonville, SC	—	2,960	957	1,063	4,023	957	4,980	(691)	2012
Simpsonville, SC	—	3,418	470	948	4,366	470	4,836	(719)	2012
Simpsonville, SC	—	24,200	1,454	—	24,200	1,454	25,654	(65)	2018
Smithfield, NC	—	10,657	613	72	10,729	613	11,342	(1,147)	2011
Smyrna, GA	—	3,286	264	45	3,331	264	3,595	(723)	2012
South Bend, IN	—	4,834	411	294	5,128	411	5,539	(937)	2012
Franklin Township, NJ	—	8,322	2,272	—	8,322	2,272	10,594	(891)	2017
Sparks, NV	—	6,328	938	977	7,305	938	8,243	(697)	2017
Spartanburg, SC	—	15,100	1,867	166	15,266	1,867	17,133	(1,603)	2016
Spartanburg, SC	—	3,694	342	685	4,379	342	4,721	(728)	2014
Spartanburg, SC	—	5,797	493	685	6,482	493	6,975	(1,202)	2012
Stafford, TX	—	6,570	339	—	6,570	339	6,909	(242)	2017
Statham, GA	—	6,130	588	1,151	7,281	588	7,869	(1,213)	2012
Sterling Heights, MI	(1,437)	4,191	1,133	415	4,606	1,133	5,739	(818)	2012
Stone Mountain, GA	—	2,738	612	658	3,396	612	4,008	(240)	2017
Stoughton, MA	—	2,613	2,256	824	3,437	2,256	5,693	(1,012)	2015
Stoughton, MA	—	1,216	538	—	1,216	538	1,754	(345)	2015
South Saint Paul, MN	—	14,975	2,378	329	15,304	2,378	17,682	(368)	2018
Streetsboro, OH	—	5,481	2,161	214	5,695	2,161	7,856	(1,607)	2011
Strongsville, OH	—	5,853	491	574	6,427	491	6,918	(962)	2014
Sun Prairie, WI	—	5,809	2,360	2,499	8,308	2,360	10,668	(1,732)	2011
Swedesboro, NJ	—	5,129	1,212	—	5,129	1,212	6,341	(297)	2017
Toledo, OH	—	6,831	213	—	6,831	213	7,044	(1,418)	2012
Troutman, NC	—	13,392	802	—	13,392	802	14,194	(171)	2018
Libertyville, IL	—	—	369	2	2	369	371	—	2015
Libertyville, IL	—	—	397	2	2	397	399	—	2015
Tucson, AZ	—	8,037	996	—	8,037	996	9,033	(28)	2018
Tulsa, OK	—	8,242	966	—	8,242	966	9,208	(976)	2015
Twinsburg, OH	—	8,027	590	—	8,027	590	8,617	(1,996)	2007

		Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2018
City/State	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Acq Date
Vonore, TN	—	8,243	2,355	85	8,328	2,355	10,683	(1,971)	2011
Waco, TX	—	1,394	—	619	2,013	—	2,013	(382)	2011
West Allis, WI	—	1,905	462	371	2,276	462	2,738	(402)	2015
West Allis, WI	—	1,860	444	24	1,884	444	2,328	(248)	2015
West Allis, WI	—	929	252	176	1,105	252	1,357	(208)	2015
West Allis, WI	—	1,039	251	—	1,039	251	1,290	(201)	2015
Walker, MI	—	4,872	855	169	5,041	855	5,896	(1,220)	2011
Wallingford, CT	—	6,111	585	—	6,111	585	6,696	(403)	2017
Walton, KY	—	6,244	2,105	—	6,244	2,105	8,349	(517)	2017
Warrendale, PA	—	12,111	1,853	—	12,111	1,853	13,964	(35)	2018
Ware Shoals, SC	(236)	197	133	—	197	133	330	(40)	2012
Warren, MI	—	6,111	502	10	6,121	502	6,623	(543)	2017
Warren, MI	—	16,035	1,290	—	16,035	1,290	17,325	(1,415)	2016
Waukegan, IL	—	5,140	1,004	—	5,140	1,004	6,144	(386)	2017
West Chester, OH	—	8,868	936	—	8,868	936	9,804	(685)	2016
West Chicago, IL	—	2,036	768	772	2,808	768	3,576	(266)	2016
West Chicago, IL	—	674	382	282	956	382	1,338	(113)	2016
West Chicago, IL	—	768	450	272	1,040	450	1,490	(131)	2016
West Chicago, IL	—	895	369	269	1,164	369	1,533	(160)	2016
West Chicago, IL	—	904	216	276	1,180	216	1,396	(114)	2016
West Chicago, IL	—	6,247	915	969	7,216	915	8,131	(912)	2016
West Columbia, SC	—	9,570	488	—	9,570	488	10,058	(732)	2016
West Columbia, SC	—	9,151	240	348	9,499	240	9,739	(347)	2017
West Columbia, SC	—	4,646	551	2,301	6,947	551	7,498	(641)	2016
Westborough, MA	—	5,808	661	23	5,831	661	6,492	(474)	2016
White Marsh, MD	—	4,601	963	—	4,601	963	5,564	(53)	2018
Wichita, KS	(1,438)	1,815	88	11	1,826	88	1,914	(315)	2012
Wichita, KS	(1,570)	1,839	107	131	1,970	107	2,077	(382)	2012
Wichita, KS	(719)	833	76	181	1,014	76	1,090	(230)	2012
Williamsport, PA	—	9,059	688	—	9,059	688	9,747	(1,632)	2013
Winston-Salem, NC	—	11,054	610	16	11,070	610	11,680	(1,827)	2014
Wood Dale, IL	—	5,042	1,226	—	5,042	1,226	6,268	(383)	2016
Woodstock, IL	—	3,796	496	—	3,796	496	4,292	(774)	2012
York, PA	—	14,538	2,152	207	14,745	2,152	16,897	(790)	2017
York, PA	—	15,049	966	—	15,049	966	16,015	(474)	2018
Yorkville, WI	—	4,893	416	323	5,216	416	5,632	(609)	2014
Bardstown, KY	—	2,398	379	—	2,398	379	2,777	(745)	2007
Youngsville, NC	—	16,150	1,832	—	16,150	1,832	17,982	(215)	2018
Total	$(57,011)	$2,481,484	$364,023	$121,109	$2,602,593	$364,023	$2,966,616	$(316,930)

(1)	Balance excludes the unamortized balance of fair market value premiums of approximately $0.1 million and unamortized deferred financing fees and debt issuance costs of approximately $0.5 million.

(2)	The initial costs of building and improvements is the acquisition costs less asset impairment write-downs, building expansions and disposals of building and tenant improvements.

(3)	Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2018, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.7 billion.

	Year ended December 31,
	2018	2017	2016
Real Estate:
Balance at beginning of period	$2,524,112	$2,009,716	$1,711,612
Additions during period
Other acquisitions	565,645	514,725	381,131
Improvements, etc.	34,458	53,099	33,133
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(150,692)	(48,674)	(97,342)
Write-off of tenant improvements	(1,334)	(2,166)	(2,585)
Asset impairments and involuntary conversion	(5,573)	(2,588)	(16,233)
Balance at the end of the period including assets held for sale	2,966,616	2,524,112	2,009,716
Assets held for sale	—	(20,731)	—
Balance at the end of the period excluding assets held for sale	$2,966,616	$2,503,381	$2,009,716
Accumulated Depreciation:
Balance at beginning of period	$251,943	$187,413	$147,917
Additions during period
Depreciation and amortization expense	90,320	75,314	57,391
Other additions	—	—	—
Deductions during period
Disposals	(25,333)	(10,784)	(17,895)
Balance at the end of the period including assets held for sale	316,930	251,943	187,413
Assets held for sale	—	(2,886)	—
Balance at the end of the period excluding assets held for sale	$316,930	$249,057	$187,413