Form 10-Q
period 2019-03-31
STAG Industrial, Inc.
filed 2019-04-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock as of the latest practicable date.

Class	Outstanding at April 29, 2019
Common Stock ($0.01 par value)	125,652,464
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	3,000,000

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Rental Property:
Land	$377,530	$364,023
Buildings and improvements, net of accumulated depreciation of $321,010 and $316,930, respectively	2,392,547	2,285,663
Deferred leasing intangibles, net of accumulated amortization of $224,740 and $246,502, respectively	348,439	342,015
Total rental property, net	3,118,516	2,991,701
Cash and cash equivalents	7,857	7,968
Restricted cash	4,451	14,574
Tenant accounts receivable	44,928	42,236
Prepaid expenses and other assets	42,503	36,902
Interest rate swaps	5,214	9,151
Operating lease right-of-use assets	16,005	—
Total assets	$3,239,474	$3,102,532
Liabilities and Equity
Liabilities:
Unsecured credit facility	$115,500	$100,500
Unsecured term loans, net	596,642	596,360
Unsecured notes, net	572,587	572,488
Mortgage notes, net	56,109	56,560
Accounts payable, accrued expenses and other liabilities	41,381	45,507
Interest rate swaps	7,060	4,011
Tenant prepaid rent and security deposits	21,254	22,153
Dividends and distributions payable	15,846	13,754
Deferred leasing intangibles, net of accumulated amortization of $10,394 and $12,764, respectively	20,468	21,567
Operating lease liabilities	17,786	—
Total liabilities	1,464,633	1,432,900
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 15,000,000 shares authorized,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2019 and December 31, 2018	75,000	75,000
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 118,174,102 and 112,165,786 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,182	1,122
Additional paid-in capital	2,266,695	2,118,179
Cumulative dividends in excess of earnings	(621,225)	(584,979)
Accumulated other comprehensive income (loss)	(2,253)	4,481
Total stockholders’ equity	1,719,399	1,613,803
Noncontrolling interest	55,442	55,829
Total equity	1,774,841	1,669,632
Total liabilities and equity	$3,239,474	$3,102,532
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue
Rental income	$95,615	$83,127
Other income	87	156
Total revenue	95,702	83,283
Expenses
Property	19,511	17,499
General and administrative	9,212	8,748
Depreciation and amortization	42,303	39,965
Loss on impairments	5,344	2,934
Other expenses	399	291
Total expenses	76,769	69,437
Other income (expense)
Interest and other income	16	6
Interest expense	(12,834)	(11,392)
Gain on the sales of rental property, net	1,274	22,689
Total other income (expense)	(11,544)	11,303
Net income	$7,389	$25,149
Less: income attributable to noncontrolling interest after preferred stock dividends	214	954
Net income attributable to STAG Industrial, Inc.	$7,175	$24,195
Less: preferred stock dividends	1,289	2,448
Less: amount allocated to participating securities	79	71
Net income attributable to common stockholders	$5,807	$21,676
Weighted average common shares outstanding — basic	114,721	97,021
Weighted average common shares outstanding — diluted	114,993	97,323
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.05	$0.22
Net income per share attributable to common stockholders — diluted	$0.05	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Net income	$7,389	$25,149
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(6,978)	7,723
Other comprehensive income (loss)	(6,978)	7,723
Comprehensive income	411	32,872
Income attributable to noncontrolling interest after preferred stock dividends	(214)	(954)
Other comprehensive (income) loss attributable to noncontrolling interest	244	(325)
Comprehensive income attributable to STAG Industrial, Inc.	$441	$31,593
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment (Note 2)	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock	—	5,441,409	55	150,134	—	—	150,189	—	150,189
Offering costs	—	—	—	(1,660)	—	—	(1,660)	—	(1,660)
Dividends and distributions, net	—	—	—	—	(42,834)	—	(42,834)	(1,546)	(44,380)
Non-cash compensation activity, net	—	127,836	1	(1,133)	(373)	—	(1,505)	2,368	863
Redemption of common units to common stock	—	439,071	4	6,024	—	—	6,028	(6,028)	—
Rebalancing of noncontrolling interest	—	—	—	(4,849)	—	—	(4,849)	4,849	—
Other comprehensive loss	—	—	—	—	—	(6,734)	(6,734)	(244)	(6,978)
Net income	—	—	—	—	7,175	—	7,175	214	7,389
Balance, March 31, 2019	$75,000	118,174,102	$1,182	$2,266,695	$(621,225)	$(2,253)	$1,719,399	$55,442	$1,774,841
Three months ended March 31, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment	—	—	—	—	(258)	247	(11)	11	—
Offering costs	—	—	—	(107)	—	—	(107)	—	(107)
Dividends and distributions, net	—	—	—	—	(36,966)	—	(36,966)	(1,813)	(38,779)
Non-cash compensation activity, net	—	71,373	1	(855)	(537)	—	(1,391)	2,097	706
Redemption of common units to common stock	—	145,672	1	1,823	—	—	1,824	(1,824)	—
Rebalancing of noncontrolling interest	—	—	—	(2,059)	—	—	(2,059)	2,059	—
Other comprehensive income	—	—	—	—	—	7,398	7,398	325	7,723
Net income	—	—	—	—	24,195	—	24,195	954	25,149
Balance, March 31, 2018	$145,000	97,229,588	$972	$1,724,627	$(530,257)	$11,581	$1,351,923	$53,076	$1,404,999
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,389	$25,149
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,303	39,965
Loss on impairments	5,344	2,934
Non-cash portion of interest expense	618	534
Amortization of above and below market leases, net	961	1,207
Straight-line rent adjustments, net	(2,256)	(2,781)
Dividends on forfeited equity compensation	6	7
Gain on the sales of rental property, net	(1,274)	(22,689)
Non-cash compensation expense	2,278	2,220
Change in assets and liabilities:
Tenant accounts receivable	(859)	848
Prepaid expenses and other assets	(2,686)	(5,531)
Accounts payable, accrued expenses and other liabilities	(3,775)	(2,720)
Tenant prepaid rent and security deposits	(899)	2,831
Total adjustments	39,761	16,825
Net cash provided by operating activities	47,150	41,974
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(159,969)	(67,077)
Additions of land and building and improvements	(5,058)	(6,317)
Acquisitions of other assets	(1,049)	—
Proceeds from sales of rental property, net	16,602	49,631
Acquisition deposits, net	(2,997)	(605)
Acquisitions of deferred leasing intangibles	(24,345)	(11,744)
Net cash used in investing activities	(176,816)	(36,112)
Cash flows from financing activities:
Proceeds from unsecured credit facility	208,000	110,000
Repayment of unsecured credit facility	(193,000)	(163,000)
Proceeds from unsecured term loans	—	75,000
Repayment of mortgage notes	(481)	(462)
Payment of loan fees and costs	—	(3)
Proceeds from sales of common stock	150,189	—
Offering costs	(1,544)	(88)
Dividends and distributions	(42,288)	(36,200)
Repurchase and retirement of share-based compensation	(1,444)	(1,524)
Net cash provided by (used in) financing activities	119,432	(16,277)
Decrease in cash and cash equivalents and restricted cash	(10,234)	(10,415)
Cash and cash equivalents and restricted cash—beginning of period	22,542	28,129
Cash and cash equivalents and restricted cash—end of period	$12,308	$17,714
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$10,449	$11,057
Supplemental schedule of non-cash investing and financing activities
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,094)	$1,908
Additions to building and other capital improvements from non-cash compensation	$(14)	$(4)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(116)	$(90)
Leases cumulative effect adjustment (Note 2)	$(214)	$—
Dividends and distributions accrued	$15,846	$14,460
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2019 and December 31, 2018, the Company owned a 96.7% and 96.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2019, the Company owned 395 buildings in 38 states with approximately 78.2 million rentable square feet, consisting of 328 warehouse/distribution buildings, 58 light manufacturing buildings, and nine flex/office buildings. The Company’s buildings were approximately 95.2% leased to 359 tenants as of March 31, 2019.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

New Accounting Standards and Reclassifications

New Accounting Standards Adopted

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-11 which amends Topic 842, Leases, and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance and both of the following are met: i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same; and ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this new expedient, if the non-lease components associated with the lease component are the predominant component of the combined component, a company should account for the combined component in accordance with Topic 606, Revenue from Contracts with Customers. Otherwise, the company should account for the combined component as an operating lease in accordance with Topic 842. In December 2018, the FASB issued ASU 2018-20 which amends Topic 842, Leases, and allows lessors to continue to exclude from revenue the lessor costs that are paid by lessees directly to third parties. The Company adopted Topic 842 on January 1, 2019, using the practical expedient, and i

t did not have a material impact on the Company’s consolidated financial statements. The Company determined that for all leases where the Company is the lessor, that the timing and pattern of transfer of the non-lease components and associated lease components are the same, and that the lease components, if accounted for separately, would be classified as an operating lease. Accordingly, the Company has made an accounting policy election to recognize the combined component in accordance with Topic 842 as rental income on the accompanying Consolidated Statements of Operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and various subsequent ASU’s, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 superseded the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to the previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 impacted the Company’s consolidated financial statements as the Company has ground leases and its corporate office lease for which it is the lessee, which resulted in the recording of a right-of-use asset and the related lease liability.

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method. The adoption of this standard resulted in a cumulative effect adjustment of approximately $0.2 million recorded as an increase to cumulative dividends in excess of earnings as of January 1, 2019 in the accompanying Consolidated Statements of Equity. The cumulative effect adjustment related to initial direct costs of leases where the Company is the lessor and that, as of January 1, 2019, had not begun to amortize and are no longer allowed to be capitalized under the new standard. On January 1, 2019, the Company recognized operating lease right-of-use assets of approximately $16.3 million and related operating lease liabilities of approximately $18.0 million on the accompanying Consolidated Balance Sheets, related to the leases where the Company is the lessee. The Company adopted the new standard using the practical expedient package which allowed the Company to (i) not reassess whether any expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases. This practical expedient allows the Company to continue to account for its ground leases as operating leases. Prospectively, any new or modified ground leases may be classified as a financing lease. The adoption of this standard by the Company has been applied prospectively, and the comparative periods have not been restated.

For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining operating right-of-use asset and lease liability for the Company’s existing operating leases upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. The Company utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. Since the terms under the ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the estimate of this rate required significant judgment, and considered factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

The new leases standard requires the Company to evaluate cash basis versus accrual basis of rental income recognition based on the collectability of future lease payments.

Reclassifications

Prior period amounts have been reclassified to conform to the current year presentation due to the adoption of ASU 2016-02. Amounts previously classified as rental income and tenant recoveries in the prior period are now classified as rental income on the accompanying Consolidated Statements of Operations, as the Company has made an accounting policy election to combine these amounts that are accounted for under the new leases standard.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$7,857	$7,968
Restricted cash	4,451	14,574
Total cash and cash equivalents and restricted cash	$12,308	$22,542

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiaries recognized a net loss of approximately $12,000 and $36,000 for the three months ended March 31, 2019 and 2018, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.2 million and $0.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

Uncertain Tax Positions

As of March 31, 2019 and December 31, 2018, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2019 and December 31, 2018.

Rental Property (in thousands)	March 31, 2019	December 31, 2018
Land	$377,530	$364,023
Buildings, net of accumulated depreciation of $211,755 and $199,497, respectively	2,180,636	2,082,781
Tenant improvements, net of accumulated depreciation of $21,026 and $36,450, respectively	31,108	30,704
Building and land improvements, net of accumulated depreciation of $88,229 and $80,983, respectively	173,715	168,229
Construction in progress	7,088	3,949
Deferred leasing intangibles, net of accumulated amortization of $224,740 and $246,502, respectively	348,439	342,015
Total rental property, net	$3,118,516	$2,991,701

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	$185,363
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2019 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$18,152	N/A
Buildings	127,201	N/A
Tenant improvements	1,349	N/A
Building and land improvements	11,235	N/A
Construction in progress	2,032	N/A
Other assets	1,049	N/A
Deferred leasing intangibles - In-place leases	16,743	7.9
Deferred leasing intangibles - Tenant relationships	8,404	11.3
Deferred leasing intangibles - Above market leases	327	4.3
Deferred leasing intangibles - Below market leases	(1,129)	8.5
Total purchase price	$185,363

The table below sets forth the results of operations for the three months ended March 31, 2019 for the buildings acquired during the three months ended March 31, 2019 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2019
Total revenue	$1,194
Net loss	$145

Dispositions

During the three months ended March 31, 2019, the Company sold five buildings comprised of approximately 1.0 million square feet with a net book value of approximately $15.3 million to third parties. These buildings contributed approximately $0.1 million and $1.1 million to revenue for the three months ended March 31, 2019 and 2018, respectively. These buildings contributed approximately $(0.2) million and $0.5 million to net income (loss) (exclusive of gain on the sales of rental property, net) for the three months ended March 31, 2019 and 2018, respectively. Net proceeds from the sales of rental property were approximately $16.6 million and the Company recognized the full gain on the sales of rental property, net, of approximately $1.3 million for the three months ended March 31, 2019.

Loss on Impairments

The following table summarizes the Company's loss on impairments for assets held and used during the three months ended March 31, 2019.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
					(in thousands)
Rapid City, SD	1	Change in estimated hold period	Discounted cash flows	(4)
Three months ended March 31, 2019					$4,373	$5,344

(1)	As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state is reflected.

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

(4)	Level 3 inputs used to determine fair value for the property impaired for the three months ended March 31, 2019: discount rate of 12.0% and exit capitalization rate of 12.0%.

Deferred Leasing Intangibles

The following table sets forth the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$70,961	$(30,409)	$40,552	$73,122	$(31,059)	$42,063
Other intangible lease assets	502,218	(194,331)	307,887	515,395	(215,443)	299,952
Total deferred leasing intangible assets	$573,179	$(224,740)	$348,439	$588,517	$(246,502)	$342,015

Below market leases	$30,862	$(10,394)	$20,468	$34,331	$(12,764)	$21,567
Total deferred leasing intangible liabilities	$30,862	$(10,394)	$20,468	$34,331	$(12,764)	$21,567

The following table sets forth the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2019	2018
Net decrease to rental income related to above and below market lease amortization	$967	$1,207
Amortization expense related to other intangible lease assets	$16,814	$18,100

The following table sets forth the amortization of deferred leasing intangibles over the next five calendar years beginning with 2019 as of March 31, 2019.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2019	$48,278	$2,900
2020	$54,265	$3,546
2021	$43,369	$2,221
2022	$35,017	$1,361
2023	$28,732	$1,363

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2019 and December 31, 2018.

Loan	Principal Outstanding as of March 31, 2019 (in thousands)	Principal Outstanding as of December 31, 2018 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$115,500	$100,500	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	115,500	100,500

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	2.39%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	3.05%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	2.70%	Mar-31-2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	Jan-04-2023	i
Unsecured Term Loan E (5)	—	—	3.92%	Jan-15-2024	i
Total unsecured term loans	600,000	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,358)	(3,640)
Total carrying value unsecured term loans, net	596,642	596,360

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,413)	(2,512)
Total carrying value unsecured notes, net	572,587	572,488

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	52,763	53,216	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,767	3,795	4.78%	Dec-15-2023	iv
Total mortgage notes	56,530	57,011
Add: Total unamortized fair market value premiums	48	50
Less: Total unamortized deferred financing fees and debt issuance costs	(469)	(501)
Total carrying value mortgage notes, net	56,109	56,560
Total / weighted average interest rate (6)	$1,340,838	$1,325,908	3.56%

(1)
Interest rate as of March 31, 2019. At March 31, 2019, the one-month LIBOR (“L”) was 2.49450%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.

(2)	As of March 31, 2019, one-month LIBOR for the unsecured term loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)
The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $3.0 million and $3.2 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

(5)	Capacity of $175.0 million, which the Company has until July 25, 2019 to draw.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of March 31, 2019 was approximately $553.9 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $7.7 million and $5.9 million as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The table below sets forth the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2019	2018
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$618	$534
Facility, unused, and other fees	$383	$339

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2019 and December 31, 2018 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $87.2 million and $88.2 million at March 31, 2019 and December 31, 2018, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table presents the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019		December 31, 2018
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$115,500	$115,500	$100,500	$100,500
Unsecured term loans	600,000	600,000	600,000	600,000
Unsecured notes	575,000	596,833	575,000	585,292
Mortgage notes	56,530	57,494	57,011	57,289
Total principal amount	1,347,030	$1,369,827	1,332,511	$1,343,081
Add: Total unamortized fair market value premiums	48		50
Less: Total unamortized deferred financing fees and debt issuance costs	(6,240)		(6,653)
Total carrying value	$1,340,838		$1,325,908

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

The following table details the Company’s outstanding interest rate swaps as of March 31, 2019. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$235	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$316	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$153	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$90	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$342	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$678	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$477	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$338	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$202	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$256	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$255	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$18	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$243	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(204)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(430)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(487)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$269	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$267	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$267	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$269	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$539	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(1,696)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(1,699)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(1,696)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(848)	2.9190%	One-month L	Jan-12-2024

The fair value of the interest rate swaps outstanding as of March 31, 2019 and December 31, 2018 was as follows.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2019	Fair Value March 31, 2019	Notional Amount December 31, 2018	Fair Value December 31, 2018
Interest rate swaps-Asset	$600,000	$5,214	$600,000	$9,151
Interest rate swaps-Liability	$300,000	$(7,060)	$300,000	$(4,011)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $3.0 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The table below presents the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2019	2018
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$(5,856)	$7,493
Income (loss) reclassified from accumulated other comprehensive income into income (loss) as interest expense	$1,122	$(230)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$12,834	$11,392

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2019, derivatives that were in a net liability position by counterparty and subject to credit-risk-related contingent features had a termination value of approximately $3.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2019, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreement of the interest rate swaps in a liability position plus accrued interest for approximately $3.5 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		Fair Value Measurements as of March 31, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,214	$—	$5,214	$—
Interest rate swaps-Liability	$(7,060)	$—	$(7,060)	$—

		Fair Value Measurements as of December 31, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$9,151	$—	$9,151	$—
Interest rate swaps-Liability	$(4,011)	$—	$(4,011)	$—

6. Equity

Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of March 31, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The tables below set forth the dividends attributable to the Company’s outstanding preferred stock issuances during the three months ended March 31, 2019 and the year ended December 31, 2018.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 10, 2019	$0.4296875	April 1, 2019
Total		$0.4296875

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500

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

On April 9, 2019, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending June 30, 2019 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table sets forth the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2019.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$449,811

The tables below set forth the activity under the ATM common stock offering programs during the three months ended March 31, 2019 and year ended December 31, 2018 (in thousands, except share data).

	Three months ended March 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2019 $600 million ATM	5,441,409	$27.60	$150,189	$1,302	$148,887
Total/weighted average	5,441,409	$27.60	$150,189	$1,302	$148,887

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2017 $500 million ATM (1)	14,724,614	$26.52	$390,447	$4,040	$386,407
Total/weighted average	14,724,614	$26.52	$390,447	$4,040	$386,407
(1) This program ended before March 31, 2019.

The tables below sets forth the dividends attributable to the Company’s outstanding shares of common stock that were declared during the three months ended March 31, 2019 and the year ended December 31, 2018.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 10, 2019	March 29, 2019	$0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$0.357501

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

On April 9, 2019, the Company’s board of directors declared the common stock dividends for the months ending April 30, 2019, May 31, 2019 and June 30, 2019 at a monthly rate of $0.119167 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on January 7, 2019 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2020. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 7, 2019 pursuant to the March 8, 2016 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2019 and the year ended December 31, 2018.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(78,431)	(2)
Forfeited	(2,320)
Balance at March 31, 2019	220,541

(1)	The fair value per share on the grant date of January 7, 2019 and January 5, 2018 was $24.85 and $26.40, respectively.

(2)	The Company repurchased and retired 58,697 and 41,975 restricted shares of common stock that vested during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2019 was approximately $4.4 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2019	2018
Vested restricted shares of common stock	78,431	112,405
Fair value of vested restricted shares of common stock (in thousands)	$1,951	$3,002

7. Noncontrolling Interest

The table below summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2019 and the year ended December 31, 2018.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(10,208)	—	(10,208)	N/A
Conversions from LTIP units to Other Common Units	(202,173)	202,173	—	N/A
Redemptions from Other Common Units to common stock	—	(439,071)	(439,071)	N/A
Balance at March 31, 2019	1,767,992	2,216,336	3,984,328	3.3%

LTIP Units

LTIP units granted on January 7, 2019 to non-employee, independent directors, subject to the recipient’s continued service, will vest on January 1, 2020. LTIP units granted on January 7, 2019 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2019. Refer to Note 8 for a discussion of the LTIP units granted on January 7, 2019 pursuant to the March 8, 2016 performance units.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The table below sets forth the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2019 (excluding those LTIP units granted pursuant to the March 8, 2016 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2019
Expected term (years)	10
Expected volatility	19.0%
Expected dividend yield	6.0%
Risk-free interest rate	2.57%
Fair value of LTIP units at issuance (in thousands)	$3,636
LTIP units at issuance	154,649
Fair value unit price per LTIP unit at issuance	$23.51

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2019 and the year ended December 31, 2018.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(157,689)
Forfeited	(10,208)
Balance at March 31, 2019	447,492

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2019 was approximately $7.3 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Vested LTIP units	2019	2018
Vested LTIP units	157,689	231,041
Fair value of vested LTIP units (in thousands)	$4,063	$6,035

8. Equity Incentive Plan

On January 7, 2019, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The terms of the performance units granted on January 7, 2019 are substantially the same as the terms of the performance units granted on January 5, 2018 and January 6, 2017, except that the measuring period commences on January 1, 2019 and ends on December 31, 2021, and the award shares are immediately vested at the end of the measuring period.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The table below sets forth the assumptions used in valuing the performance units granted during the three months ended March 31, 2019.

Performance Units	Assumptions
Grant date	January 7, 2019
Expected volatility	20.7%
Expected dividend yield	6.0%
Risk-free interest rate	2.56%
Fair value of performance units grant (in thousands)	$5,620

On December 31, 2018, the Company’s three year measurement period pursuant to the March 8, 2016 performance units concluded. It was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 102,216 vested LTIP units and 74,032 vested shares of common stock (of which 30,193 shares of common stock were repurchased and retired) to the participants, which were issued on January 7, 2019. The compensation committee of the board of directors also approved the issuance of 107,308 LTIP units and 22,678 restricted shares of common stock that will vest on December 31, 2019, which were issued on January 7, 2019.

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2019 was approximately $9.2 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2019	2018
Restricted shares of common stock	$427	$434
LTIP units	887	871
Performance units	859	829
Director compensation (1)	105	86
Total non-cash compensation expense	$2,278	$2,220

(1)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2019 and 2018. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

9. Leases

Lessor Leases

The Company has operating leases in which it is the lessor for its rental property. Certain leases contain variable lease payments based upon changes in the Consumer Price Index (“CPI”). Certain leases contain options to renew or terminate the lease, and options for the lessee to purchase the rental property, all of which are predominately at the sole discretion of the lessee.

The following table summarizes the components of rental income recognized during the three months ended March 31, 2019 included in the accompanying Consolidated Statements of Operations.

Three months ended March 31,
Rental Income (in thousands)	2019
Fixed lease payments	$72,117
Variable lease payments	22,181
Straight-line rental income	2,284
Net decrease to rental income related to above and below market lease amortization	(967)
Total rental income	$95,615

As of March 31, 2019 and December 31, 2018, the Company had accrued rental income of approximately $34.2 million and $32.4 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2019 and December 31, 2018, the Company had approximately $18.4 million and $18.3 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2019 and December 31, 2018, the Company’s total liability associated with these lease security deposits was approximately $8.7 million and $8.4 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, were approximately $3.9 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2019.

Year (as of March 31, 2019)	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2019	$240,185
2020	$288,787
2021	$243,992
2022	$203,368
2023	$165,946
Thereafter	$578,495

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rents (in thousands)
2019	$299,978
2020	$271,936
2021	$226,970
2022	$188,707
2023	$152,814
Thereafter	$535,192

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 2.0 years to 47.8 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2019.

Operating Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years)	35.1
Weighted average discount rate	7.1%

The following table summarizes the operating lease cost recognized during the three months ended March 31, 2019 included in the Company’s Consolidated Statements of Operations.

Three months ended March 31,
Operating Lease Cost (in thousands)	2019
Operating lease cost included in property expense attributable to ground leases	$331
Operating lease cost included in general and administrative expense attributable to corporate office lease	266
Total operating lease cost	$597

The following table summarizes supplemental cash flow information related to operating leases recognized during the three months ended March 31, 2019 in the Company’s Consolidated Statements of Cash Flows.

Three months ended March 31,
Operating Leases (in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$569

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of March 31, 2019.

Year (as of March 31, 2019)	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2019	$1,712
2020	2,294
2021	1,400
2022	1,107
2023	1,116
Thereafter	48,155
Total lease payments	55,784
Less: Imputed interest	(37,998)
Present value of operating lease liabilities	$17,786

(1)	Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rental Payments (1) (in thousands)
2019	$2,110
2020	$2,122
2021	$1,227
2022	$935
2023	$944
Thereafter	$45,580

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

10. Earnings Per Share

During the three months ended March 31, 2019 and 2018, there were 213,856 and 201,650, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2019	2018
Numerator
Net income	$7,389	$25,149
Less: preferred stock dividends	1,289	2,448
Less: amount allocated to participating securities	79	71
Less: income attributable to noncontrolling interest after preferred stock dividends	214	954
Net income attributable to common stockholders	$5,807	$21,676
Denominator
Weighted average common shares outstanding — basic	114,721	97,021
Effect of dilutive securities(1)
Share-based compensation	272	302
Weighted average common shares outstanding — diluted	114,993	97,323
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.05	$0.22
Net income per share attributable to common stockholders — diluted	$0.05	$0.22

(1)
During the three months ended March 31, 2019 and 2018, there were 214 and 202, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $5.6 million as of March 31, 2019 related to construction projects and certain other agreements. As of March 31, 2019, the Company has a development commitment related to a building expansion under a tenant lease of approximately $9.8 million.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On April 1, 2019, the Company completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and the Company received net proceeds of approximately $214.7 million.

On April 30, 2019, the Company filed Articles of Amendment to its Articles of Amendment and Restatement to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 300,000,000 and the number of authorized shares of preferred stock from 15,000,000 to 20,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the financial statements and related notes included elsewhere in Item 1 of this report and the audited financial statements and related notes thereto included in our most recent Annual Report on Form 10-K.

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (the “Operating Partnership”).

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

•
the factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

Certain Definitions

In this report:

We define “GAAP” as generally accepted accounting principles in the United States.

We define “total annualized base rental revenue” as the contractual monthly base rent as of March 31, 2019 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2019, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

We define “occupancy rate” as the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

We define the “Value Add Portfolio” as properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; (iii) out of service with significant physical renovation of the asset; or (iv) development.

We define “Stabilization” for properties under development or being redeveloped as the earlier of achieving 90% occupancy or twelve months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or twelve months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or twelve months after the known move-outs have occurred.

We define the “Operating Portfolio” as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets and assets contained in the Value Add Portfolio.

We define a “Comparable Lease” as a lease in the same space with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership.

We define “SL Rent Change” as the percentage change in the average monthly base rent over the term of the lease, calculated on a straight-line basis, of the lease commenced during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

We define “Cash Rent Change” as the percentage change in the base rent of the lease commenced during the period compared to the base rent of the Comparable Lease for assets included in the Operating Portfolio. The calculation compares the first base rent payment due after the lease commencement date compared to the base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses.

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

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over nine years of economic growth, some uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In the first quarter of 2019, the federal funds target rate was unchanged at a target range of 2.25% to 2.50%. This target rate range supports continued economic growth and is expected to remain unchanged throughout 2019. We believe economic growth combined with the currently favorable industrial supply demand should translate to a net positive result for our business. Specifically, we expect our existing portfolio will benefit from rising rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates.
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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. At the end of the first quarter, demand for space has continued to outpace new supply supporting an accommodative environment for owners. Development activity has steadily increased over the past several years and is now reaching material levels in a growing number of primary industrial markets. Though availability remains historically low, this is a trend we will monitor closely. In addition, currently, the supply remains fairly concentrated in the larger primary industrial markets and we have limited exposure to many of these markets. On the demand side, we note that the quality and availability of labor remains a key focus of tenants making occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.
Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2019, our Operating Portfolio was approximately 95.7% leased and our SL Rent Change on new and renewal leases together grew approximately 24.3% during the three months ended March 31, 2019.

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

The following table provides a summary of our Operating Portfolio leases that commenced during the three months ended March 31, 2019. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended March 31, 2019
New Leases(4)	123,190	$4.15	$4.32	$1.97	3.5%	17.1%	6.5	$1.07
Renewal Leases(5)	2,468,163	$3.94	$4.10	$0.58	15.6%	24.7%	4.1	$—
Total/weighted average	2,591,353	$3.95	$4.11	$0.64	14.9%	24.3%	4.2	$0.05

(1)
We define Total Costs as the costs for improvements of vacant and renewal spaces, as well as the contingent-based legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.

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

(5)
We define Renewal Lease as a lease signed by an existing tenant to extend the term for twelve months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration and (iii) an early renewal or workout, which ultimately does extend the original term for twelve months or more.

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance, and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance and maintenance costs, but typically excluding roof and building structure. However, we also have modified gross leases and gross leases in our building portfolio. The terms of those leases vary and on some occasions we may absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for some building related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all costs related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.8% of our annualized base rental revenue will expire during the period from April 1, 2019 to March 31, 2020, excluding month to month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period April 1, 2019 to March 31, 2020, thereby resulting in approximately the same revenue from the same space.

The following table sets forth a summary of lease expirations for leases in place as of March 31, 2019, plus available space, for each of the ten calendar years beginning with 2019 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,775,161	—	—	—
Month-to-month leases	8	1,221,972	1.6%	$5,344	1.7%
Remainder of 2019	28	3,927,415	5.3%	17,748	5.6%
2020	51	9,880,651	13.3%	42,428	13.3%
2021	70	11,047,758	14.9%	48,112	15.1%
2022	62	7,608,265	10.2%	33,244	10.4%
2023	54	9,337,406	12.5%	35,890	11.2%
2024	40	7,031,305	9.4%	30,315	9.5%
2025	26	4,445,385	6.0%	19,295	6.0%
2026	25	4,729,214	6.4%	20,533	6.4%
2027	13	1,961,418	2.6%	9,915	3.1%
2028	23	4,589,199	6.2%	19,178	6.0%
Thereafter	34	8,631,314	11.6%	37,311	11.7%
Total	434	78,186,463	100.0%	$319,313	100.0%

Portfolio Summary

The following table sets forth information relating to diversification by building type in our portfolio as of March 31, 2019.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)%
Warehouse/Distribution	323	70,079,150	89.6%	95.3%	$282,191	88.3%
Light Manufacturing	58	6,484,331	8.3%	100.0%	29,363	9.2%
Total Operating Portfolio/weighted average	381	76,563,481	97.9%	95.7%	$311,554	97.5%

Value Add	5	1,058,302	1.4%	70.8%	3,074	1.0%
Flex/Office	9	564,680	0.7%	67.9%	4,685	1.5%
Total portfolio/weighted average	395	78,186,463	100.0%	95.2%	$319,313	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	$185,363
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the three months ended March 31, 2019, we sold five buildings comprised of approximately 1.0 million square feet with a net book value of approximately $15.3 million to third parties. Net proceeds from the sales of rental property were approximately $16.6 million and we recognized the full gain on the sales of rental property, net, of approximately $1.3 million for the three months ended March 31, 2019.

Geographic Diversification

The following table sets forth information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2019.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.3%
Chicago, IL	7.6%
Greenville/Spartanburg, SC	5.9%
Detroit, MI	4.3%
Milwaukee/Madison, WI	4.2%
Pittsburgh, PA	3.9%
Minneapolis/St Paul, MN	3.5%
Houston, TX	3.4%
Charlotte, NC	3.2%
Cincinnati/Dayton, OH	3.0%
El Paso, TX	2.5%
Boston, MA	2.4%
West Michigan, MI	2.3%
Westchester/So Connecticut, CT/NY	2.1%
Raleigh/Durham, NC	1.9%
Cleveland, OH	1.7%
Dallas/Ft Worth, TX	1.7%
Baltimore, MD	1.6%
Atlanta, GA	1.4%
Columbus, OH	1.2%
Total	67.1%
(1) As defined by CoStar.

Industry Diversification

The following table sets forth information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2019.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	12.2%
Air Freight & Logistics	8.8%
Commercial Services & Supplies	7.7%
Containers & Packaging	6.5%
Household Durables	4.9%
Machinery	4.8%
Building Products	4.6%
Food Products	4.4%
Electrical Equipment	4.0%
Food & Staples Retailing	3.9%
Household Products	3.9%
Beverages	3.1%
Textiles, Apparel, Luxury Goods	2.8%
Chemicals	1.9%
Energy Equipment & Services	1.8%
Pharmaceuticals	1.7%
Specialty Retail	1.7%
Internet & Direct Mkt Retail	1.7%
Metals & Mining	1.6%
Media	1.5%
Total	83.5%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2019.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.2%
XPO Logistics	3	1.4%
Yanfeng US Automotive Interior	3	1.2%
Solo Cup	1	1.2%
TriMas Corporation	4	1.2%
Deckers Outdoor	1	1.0%
WestRock Company	6	0.9%
Generation Brands	1	0.8%
Carolina Beverage Group	2	0.8%
Schneider Electric USA, Inc.	4	0.8%
Emerson Electric	2	0.8%
FedEx	2	0.8%
Perrigo	2	0.8%
American Tire Distributors Inc	4	0.7%
Sunland Logistics	1	0.7%
Armacell, LLC	3	0.7%
Northern Tool & Equipment Co.	2	0.7%
Packaging Corp of America	4	0.7%
Coca-Cola Company	2	0.6%
DHL Supply Chain	3	0.6%
Total	51	18.6%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting policies and estimates.

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842); see Note 2 in the accompanying Notes to Consolidated Financial Statements under “New Accounting Standards and Reclassifications.”

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

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2017. On March 31, 2019, we owned 317 industrial buildings consisting of approximately 63.2 million square feet, which represents approximately 80.8% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 95.5% as of March 31, 2019 compared to 96.2% as of March 31, 2018.

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$76,787	$73,772	$3,015	4.1%	$15,247	$5,792	$3,581	$3,563	$95,615	$83,127	$12,488	15.0%
Other income	68	153	(85)	(55.6)%	19	1	—	2	87	156	(69)	(44.2)%
Total operating revenue	76,855	73,925	2,930	4.0%	15,266	5,793	3,581	3,565	95,702	83,283	12,419	14.9%
Expenses
Property	15,512	13,960	1,552	11.1%	2,410	1,928	1,589	1,611	19,511	17,499	2,012	11.5%
Net operating income (1)	$61,343	$59,965	$1,378	2.3%	$12,856	$3,865	$1,992	$1,954	76,191	65,784	10,407	15.8%
Other expenses
General and administrative									9,212	8,748	464	5.3%
Depreciation and amortization									42,303	39,965	2,338	5.9%
Loss on impairments									5,344	2,934	2,410	82.1%
Other expenses									399	291	108	37.1%
Total other expenses									57,258	51,938	5,320	10.2%
Total expenses									76,769	69,437	7,332	10.6%
Other income (expense)
Interest and other income									16	6	10	166.7%
Interest expense									(12,834)	(11,392)	(1,442)	12.7%
Gain on the sales of rental property, net									1,274	22,689	(21,415)	(94.4)%
Total other income (expense)									(11,544)	11,303	(22,847)	(202.1)%
Net income									$7,389	$25,149	$(17,760)	(70.6)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $17.8 million or 70.6% to $7.4 million for the three months ended March 31, 2019, compared to $25.1 million for the three months ended March 31, 2018.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of rental income consisting of (i) fixed lease payments, variable lease payments, straight-line rental income, and above and below market lease amortization from our properties (“lease income”), and (ii) other tenant billings for insurance, real estate taxes and certain other expenses (“other billings”).

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $3.0 million or 4.1% to $76.8 million for the three months ended March 31, 2019 compared to $73.8 million for the three months ended March 31, 2018.

Same store lease income increased by $1.3 million or 2.1% to $63.7 million for the three months ended March 31, 2019 compared to $62.4 million for the three months ended March 31, 2018. Approximately $2.4 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.2 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $1.3 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $1.7 million or 14.9% to $13.1 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $2.0 million. This increase was partially offset by a decrease of approximately $0.3 million related to tenant specific billings that occurred during the three months ended March 31, 2019 that did not recur during the three months ended March 31, 2018.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $1.6 million or 11.1% to $15.5 million for the three months ended March 31, 2019 compared to $14.0 million for the three months ended March 31, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority of approximately $1.7 million and an increase in snow removal expense of approximately $0.4 million. These increases were partially offset by a decrease in insurance expense and utility expense of approximately $0.6 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 59 buildings consisting of approximately 11.9 million square feet (excluding four buildings that were included in the Value Add Portfolio at March 31, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 24 buildings consisting of approximately 4.9 million square feet. For the three months ended March 31, 2019 and 2018, the buildings acquired after December 31, 2017 contributed approximately $13.0 million and $0.7 million to NOI, respectively. For the three months ended March 31, 2019 and 2018, the buildings sold after December 31, 2017 contributed approximately $(0.1) million and $3.2 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. Other NOI also includes termination income from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At March 31, 2019, we owned nine flex/office buildings consisting of approximately 0.6 million square feet, five buildings in our Value Add Portfolio consisting of approximately 1.1 million square feet, and five buildings consisting of approximately 1.4 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $1.9 million and $1.9 million to NOI for the three months ended March 31, 2019 and 2018, respectively. Additionally, there was approximately $43,000 and $20,000 of termination fee income from certain buildings in our same store portfolio for the three months ended March 31, 2019 and 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $5.3 million or 10.2% for the three months ended March 31, 2019 to $57.3 million compared to $51.9 million for the three months ended March 31, 2018. This is primarily a result of an increase in depreciation and amortization of approximately $2.3 million due to an increase in the depreciable asset base as a result of acquisitions, as well as an increase in loss on impairments of approximately $2.4 million. Additionally, general and administrative expenses increased by approximately $0.5 million due to increases in compensation and other payroll costs.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) decreased $22.8 million or 202.1% to a total other expense position of $11.5 million for the three months ended March 31, 2019 compared a total other income of $11.3 million for the three months ended March 31, 2018. This decrease is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $21.4 million. This decrease is also attributable to an increase in interest expense of approximately $1.4 million which was primarily attributable to the funding of a new unsecured term loan on March 28, 2018 and July 27, 2018 and the funding of unsecured notes on June 13, 2018.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2019	2018
Net income	$7,389	$25,149
Rental property depreciation and amortization	42,229	39,892
Loss on impairments	5,344	2,934
Gain on the sales of rental property, net	(1,274)	(22,689)
FFO	53,688	45,286
Preferred stock dividends	(1,289)	(2,448)
Amount allocated to restricted shares of common stock and unvested units	(247)	(217)
FFO attributable to common stockholders and unit holders	$52,152	$42,621

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income (loss) because we believe it helps investors and management understand the core operations of our buildings. NOI is defined as rental income, which includes billings for common area maintenance, real estate taxes and insurance, less property expenses and real estate taxes and insurance. NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2019	2018
Net income	$7,389	$25,149
General and administrative	9,212	8,748
Transaction costs	74	—
Depreciation and amortization	42,303	39,965
Interest and other income	(16)	(6)
Interest expense	12,834	11,392
Loss on impairments	5,344	2,934
Other expenses	325	291
Gain on the sales of rental property, net	(1,274)	(22,689)
Net operating income	$76,191	$65,784

Cash Flows

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

The following table summarizes our cash flows for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2019	2018	$	%
Net cash provided by operating activities	$47,150	$41,974	$5,176	12.3%
Net cash used in investing activities	$176,816	$36,112	$140,704	389.6%
Net cash provided by (used in) financing activities	$119,432	$(16,277)	$135,709	833.7%

Net cash provided by operating activities increased $5.2 million to $47.2 million for the three months ended March 31, 2019 compared to $42.0 million for the three months ended March 31, 2018. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2018, and operating performance at existing properties.

These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2018 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $140.7 million to $176.8 million for the three months ended March 31, 2019 compared to $36.1 million for the three months ended March 31, 2018. The increased cash outflow was primarily due to the acquisition of ten buildings for a total cash consideration of approximately $185.4 million for the three months ended March 31, 2019 compared to the acquisition of 6 buildings for a total cash consideration of approximately $78.8 million for the three months ended March 31, 2018. The increase is also attributable to a decrease in net proceeds from the sales of rental property, net related to the disposition of 5 buildings during the three months ended March 31, 2019 for net proceeds of approximately $16.6 million, compared to the three months ended March 31, 2018 where we sold two buildings for net proceeds of approximately $49.6 million.

Net cash provided by (used in) financing activities increased $135.7 million to $119.4 million for the three months ended March 31, 2019 compared to $(16.3) million for the three months ended March 31, 2018. The increase is primarily attributable to proceeds from the sales of common stock of approximately $150.2 million and an increase of net cash inflow on our unsecured credit facility of approximately $68.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These increases were partially offset by a decrease in proceeds from unsecured term loans of approximately $75.0 million and an approximately $6.1 million increase in dividends paid during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

As of March 31, 2019, we had total immediate liquidity of approximately $561.8 million, comprised of $7.9 million of cash and cash equivalents and $553.9 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The table below sets forth the dividends attributable to our outstanding common stock that had a record date during the three months ended March 31, 2019.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 10, 2019	March 29, 2019	$0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$0.357501

On April 9, 2019, our board of directors declared the common stock dividends for the months ending April 30, 2019, May 31, 2019 and June 30, 2019 at a monthly rate of $0.119167 per share of common stock.

During the three months ended March 31, 2019, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The table below sets forth the dividends on the Series C Preferred Stock during the three months ended March 31, 2019.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 10, 2019	$0.4296875	April 1, 2019
Total		$0.4296875

On April 9, 2019, our board of directors declared the Series C Preferred Stock dividends for the quarter ending June 30, 2019 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2019.

Loan	Principal Outstanding (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$115,500	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	115,500

Unsecured term loans:
Unsecured Term Loan C	150,000	2.39%	Sep-29-2020	i
Unsecured Term Loan B	150,000	3.05%	Mar-21-2021	i
Unsecured Term Loan A	150,000	2.70%	Mar-31-2022	i
Unsecured Term Loan D	150,000	2.85%	Jan-04-2023	i
Unsecured Term Loan E (5)	—	3.92%	Jan-15-2024	i
Total unsecured term loans	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,358)
Total carrying value unsecured term loans, net	596,642

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,413)
Total carrying value unsecured notes, net	572,587

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	52,763	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,767	4.78%	Dec-15-2023	iv
Total mortgage notes	56,530
Add: Total unamortized fair market value premiums	48
Less: Total unamortized deferred financing fees and debt issuance costs	(469)
Total carrying value mortgage notes, net	56,109
Total / weighted average interest rate (6)	$1,340,838	3.56%

(1)
Interest rate as of March 31, 2019. At March 31, 2019, the one-month LIBOR (“L”) was 2.49450%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating, as defined in the respective loan agreements.

(2)	As of March 31, 2019, one-month LIBOR for the unsecured term loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)	The capacity of the unsecured credit facility is $500.0 million.

(5)	Capacity of $175.0 million, which we have until July 25, 2019 to draw.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of March 31, 2019, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of March 31, 2019 was approximately $553.9 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2019, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2019.

Debt Capital Structure	March 31, 2019
Total principal outstanding (in thousands)	$1,347,030
Weighted average duration (years)	4.4
% Secured debt	4%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	37%

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

The table below sets forth our outstanding preferred stock issuances as of March 31, 2019.

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

Subsequent to March 31, 2019, on April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our preferred stock from 15,000,000 to 20,000,000.

Common Stock

The following sets forth our at-the-market (“ATM”) common stock offering programs as of March 31, 2019. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$449,811

Subsequent to March 31, 2019, on April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our common stock from 150,000,000 to 300,000,000.

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2019 (in thousands, except share data).

	Three months ended March 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Sales Agents’ Fee	Net Proceeds
2019 $600 million ATM	5,441,409	$27.60	$150,189	$1,302	$148,887
Total/weighted average	5,441,409	$27.60	$150,189	$1,302	$148,887

Subsequent to March 31, 2019, on April 4, 2019, we completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price to the underwriters of $28.72 per share. We received net proceeds from the sale of common stock in the offering of approximately $214.7 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2019, we owned approximately 96.7% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 3.3%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of March 31, 2019.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$235	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$316	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$153	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$90	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$342	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$678	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$477	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$338	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$202	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$256	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$255	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$18	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$243	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(204)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(430)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(487)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$269	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$267	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$267	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$269	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$539	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(1,696)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(1,699)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(1,696)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(848)	2.9190%	One-month L	Jan-12-2024

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2019, the fair value of 18 of our interest rate swaps were in an asset position of approximately $5.2 million and the fair value of seven of our interest rate swaps were in a liability position of approximately $7.1 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2019, we had $715.5 million of variable rate debt. As of March 31, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2019, we had letters of credit related to development projects and certain other agreements of approximately $5.6 million and a development commitment related to a building expansion under a tenant lease of approximately $9.8 million. As of March 31, 2019, we had no other material off-balance sheet arrangements.

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

As of March 31, 2019, we had $715.5 million of variable rate debt outstanding. As of March 31, 2019, all of our outstanding variable rate debt, with the exception of $115.5 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $115.5 million on our unsecured credit facility (the portion outstanding at March 31, 2019 not fixed by interest rate swaps) for the three months ended March 31, 2019, our interest expense would have increased by approximately $0.3 million for the three months ended March 31, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2019, the Operating Partnership issued (i) 364,173 long term incentive plan units (“LTIP units”) pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”), and (ii) 202,173 common units in the Operating Partnership upon exchange of outstanding LTIP units. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2019, we issued 439,071 shares of common stock upon redemption of 439,071 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended March 31, 2019, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	58,697	$24.60	—	$—
February 1, 2019 - February 28, 2019	—	$—	—	$—
March 1, 2019 - March 31, 2019	—	$—	—	$—
Total/weighted average	58,697	$24.60	—	$—

(1)
Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan, as amended and restated. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended March 31, 2019, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year

Articles of Amendment

On April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement with the State Department of Assessments and Taxation of the State of Maryland, increasing the number of authorized shares of our common stock from 150,000,000 to 300,000,000 and the number of authorized shares of our preferred stock from 15,000,000 to 20,000,000. A copy of the Articles of Amendment is filed as Exhibit 3.1 to this report and is incorporated herein by reference. The summary set forth above is qualified in its entirety by reference to Exhibit 3.1.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1 *	Articles of Amendment of STAG Industrial, Inc.
10.1 *	Consulting Agreement with Peter S. Fearey, dated as of February 21, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following materials from STAG Industrial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: April 30, 2019	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)