Form 10-Q
period 2019-06-30
STAG Industrial, Inc.
filed 2019-07-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 1-34907

____________________________________________________________________________

STAG Industrial, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Maryland		27-3099608
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

One Federal Street
23rd Floor
Boston,	Massachusetts	02110
(Address of principal executive offices)		(Zip code)

(617) 574-4777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	STAG	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Stock ($0.01 par value)	STAG-PC	New York Stock Exchange

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

The number of shares of common stock outstanding at July 29, 2019 was 127,148,836.

STAG INDUSTRIAL, INC.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Rental Property:
Land	$397,193	$364,023
Buildings and improvements, net of accumulated depreciation of $344,597 and $316,930, respectively	2,574,746	2,285,663
Deferred leasing intangibles, net of accumulated amortization of $229,864 and $246,502, respectively	381,133	342,015
Total rental property, net	3,353,072	2,991,701
Cash and cash equivalents	5,092	7,968
Restricted cash	4,503	14,574
Tenant accounts receivable	45,871	42,236
Prepaid expenses and other assets	36,919	36,902
Interest rate swaps	983	9,151
Operating lease right-of-use assets	15,717	—
Total assets	$3,462,157	$3,102,532
Liabilities and Equity
Liabilities:
Unsecured credit facility	$129,000	$100,500
Unsecured term loans, net	596,879	596,360
Unsecured notes, net	572,684	572,488
Mortgage notes, net	55,659	56,560
Accounts payable, accrued expenses and other liabilities	49,911	45,507
Interest rate swaps	18,865	4,011
Tenant prepaid rent and security deposits	21,220	22,153
Dividends and distributions payable	16,822	13,754
Deferred leasing intangibles, net of accumulated amortization of $10,854 and $12,764, respectively	20,340	21,567
Operating lease liabilities	17,525	—
Total liabilities	1,498,905	1,432,900
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 and 15,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2019 and December 31, 2018	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 and 150,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively, 126,372,945 and 112,165,786 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,264	1,122
Additional paid-in capital	2,501,013	2,118,179
Cumulative dividends in excess of earnings	(653,759)	(584,979)
Accumulated other comprehensive income (loss)	(17,771)	4,481
Total stockholders’ equity	1,905,747	1,613,803
Noncontrolling interest	57,505	55,829
Total equity	1,963,252	1,669,632
Total liabilities and equity	$3,462,157	$3,102,532
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Rental income	$96,362	$84,866	$191,977	$167,993
Other income	284	608	371	764
Total revenue	96,646	85,474	192,348	168,757
Expenses
Property	16,955	16,124	36,466	33,623
General and administrative	8,587	7,978	17,799	16,726
Depreciation and amortization	44,633	40,901	86,936	80,866
Loss on impairments	—	—	5,344	2,934
Other expenses	427	350	826	641
Total expenses	70,602	65,353	147,371	134,790
Other income (expense)
Interest and other income	2	7	18	13
Interest expense	(12,193)	(11,512)	(25,027)	(22,904)
Gain on the sales of rental property, net	317	6,348	1,591	29,037
Total other income (expense)	(11,874)	(5,157)	(23,418)	6,146
Net income	$14,170	$14,964	$21,559	$40,113
Less: income attributable to noncontrolling interest after preferred stock dividends	408	392	622	1,334
Net income attributable to STAG Industrial, Inc.	$13,762	$14,572	$20,937	$38,779
Less: preferred stock dividends	1,289	2,578	2,578	5,026
Less: redemption of preferred stock	—	2,661	—	2,661
Less: amount allocated to participating securities	79	69	158	140
Net income attributable to common stockholders	$12,394	$9,264	$18,201	$30,952
Weighted average common shares outstanding — basic	125,251	100,386	120,015	98,713
Weighted average common shares outstanding — diluted	125,560	100,733	120,306	99,037
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.10	$0.09	$0.15	$0.31
Net income per share attributable to common stockholders — diluted	$0.10	$0.09	$0.15	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$14,170	$14,964	$21,559	$40,113
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(16,028)	3,028	(23,006)	10,751
Other comprehensive income (loss)	(16,028)	3,028	(23,006)	10,751
Comprehensive income (loss)	(1,858)	17,992	(1,447)	50,864
Income attributable to noncontrolling interest after preferred stock dividends	(408)	(392)	(622)	(1,334)
Other comprehensive (income) loss attributable to noncontrolling interest	510	(122)	754	(442)
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$(1,756)	$17,478	$(1,315)	$49,088
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended June 30, 2019
Balance, March 31, 2019	$75,000	118,174,102	$1,182	$2,266,695	$(621,225)	$(2,253)	$1,719,399	$55,442	$1,774,841
Proceeds from sales of common stock, net	—	8,180,794	82	236,254	—	—	236,336	—	236,336
Dividends and distributions, net	—	—	—	—	(46,296)	—	(46,296)	(2,326)	(48,622)
Non-cash compensation activity, net	—	3,190	—	1,656	—	—	1,656	899	2,555
Redemption of common units to common stock	—	14,859	—	207	—	—	207	(207)	—
Rebalancing of noncontrolling interest	—	—	—	(3,799)	—	—	(3,799)	3,799	—
Other comprehensive loss	—	—	—	—	—	(15,518)	(15,518)	(510)	(16,028)
Net income	—	—	—	—	13,762	—	13,762	408	14,170
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252
Three months ended June 30, 2018
Balance, March 31, 2018	$145,000	97,229,588	$972	$1,724,627	$(530,257)	$11,581	$1,351,923	$53,076	$1,404,999
Proceeds from sales of common stock, net	—	6,819,580	68	174,850	—	—	174,918	—	174,918
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Dividends and distributions, net	—	—	—	—	(38,481)	—	(38,481)	(1,997)	(40,478)
Non-cash compensation activity, net	—	2,615	—	1,323	—	—	1,323	890	2,213
Redemption of common units to common stock	—	186,383	2	2,314	—	—	2,316	(2,316)	—
Rebalancing of noncontrolling interest	—	—	—	(3,253)	—	—	(3,253)	3,253	—
Other comprehensive income	—	—	—	—	—	2,911	2,911	117	3,028
Net income	—	—	—	—	14,584	—	14,584	380	14,964
Balance, June 30, 2018	$75,000	104,238,166	$1,042	$1,905,002	$(559,312)	$14,492	$1,436,224	$53,403	$1,489,627

Six months ended June 30, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment (Note 2)	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	13,622,203	137	384,728	—	—	384,865	—	384,865
Dividends and distributions, net	—	—	—	—	(89,130)	—	(89,130)	(3,872)	(93,002)
Non-cash compensation activity, net	—	131,026	1	523	(373)	—	151	3,267	3,418
Redemption of common units to common stock	—	453,930	4	6,231	—	—	6,235	(6,235)	—
Rebalancing of noncontrolling interest	—	—	—	(8,648)	—	—	(8,648)	8,648	—
Other comprehensive loss	—	—	—	—	—	(22,252)	(22,252)	(754)	(23,006)
Net income	—	—	—	—	20,937	—	20,937	622	21,559
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252
Six months ended June 30, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock, net	—	6,819,580	68	174,743	—	—	174,811	—	174,811
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Dividends and distributions, net	—	—	—	—	(75,447)	—	(75,447)	(3,810)	(79,257)
Non-cash compensation activity, net	—	73,988	1	468	(537)	—	(68)	2,987	2,919
Redemption of common units to common stock	—	332,055	3	4,137	—	—	4,140	(4,140)	—
Rebalancing of noncontrolling interest	—	—	—	(5,312)	—	—	(5,312)	5,312	—
Other comprehensive income	—	—	—	—	—	10,309	10,309	442	10,751
Net income	—	—	—	—	38,779	—	38,779	1,334	40,113
Balance, June 30, 2018	$75,000	104,238,166	$1,042	$1,905,002	$(559,312)	$14,492	$1,436,224	$53,403	$1,489,627
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$21,559	$40,113
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,936	80,866
Loss on impairments	5,344	2,934
Non-cash portion of interest expense	1,236	1,081
Amortization of above and below market leases, net	2,102	2,056
Straight-line rent adjustments, net	(5,522)	(5,449)
Dividends on forfeited equity compensation	7	9
Gain on the sales of rental property, net	(1,591)	(29,037)
Non-cash compensation expense	4,815	4,435
Change in assets and liabilities:
Tenant accounts receivable	1,389	1,916
Prepaid expenses and other assets	(3,338)	(5,155)
Accounts payable, accrued expenses and other liabilities	(1,433)	1,161
Tenant prepaid rent and security deposits	(933)	2,391
Total adjustments	89,012	57,208
Net cash provided by operating activities	110,571	97,321
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(368,188)	(222,366)
Additions of land and building and improvements	(18,949)	(13,610)
Acquisitions of other assets	(1,049)	—
Proceeds from sales of rental property, net	17,688	79,701
Acquisition deposits, net	2,142	(905)
Acquisitions of deferred leasing intangibles	(76,188)	(41,755)
Net cash used in investing activities	(444,544)	(198,935)
Cash flows from financing activities:
Proceeds from unsecured credit facility	381,000	249,000
Repayment of unsecured credit facility	(352,500)	(503,000)
Proceeds from unsecured term loans	—	75,000
Proceeds from unsecured notes	—	175,000
Repayment of mortgage notes	(961)	(922)
Payment of loan fees and costs	(48)	(1,073)
Proceeds from sales of common stock, net	384,913	174,802
Dividends and distributions	(89,934)	(75,742)
Repurchase and retirement of share-based compensation	(1,444)	(1,524)
Net cash provided by financing activities	321,026	91,541
Decrease in cash and cash equivalents and restricted cash	(12,947)	(10,073)
Cash and cash equivalents and restricted cash—beginning of period	22,542	28,129
Cash and cash equivalents and restricted cash—end of period	$9,595	$18,056
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$21,965	$19,748
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(72)	$—
Acquisitions of deferred leasing intangibles	$(24)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(7,351)	$(1,642)
Additions to building and other capital improvements from non-cash compensation	$(40)	$(9)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(62)	$(41)
Reclassification of preferred stock called for redemption to liability	$—	$70,000
Leases cumulative effect adjustment (Note 2)	$(214)	$—
Dividends and distributions accrued	$16,822	$15,396
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2019 and December 31, 2018, the Company owned a 97.0% and 96.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2019, the Company owned 409 buildings in 38 states with approximately 81.2 million rentable square feet, consisting of 341 warehouse/distribution buildings, 59 light manufacturing buildings, and nine flex/office buildings. The Company’s buildings were approximately 95.0% leased to 367 tenants as of June 30, 2019.

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

New Accounting Standards and Reclassifications

New Accounting Standards Adopted

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-11 which amends Topic 842, Leases, and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance and both of the following are met: i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same; and ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this new expedient, if the non-lease components associated with the lease component are the predominant component of the combined component, a company should account for the combined component in accordance with Topic 606, Revenue from Contracts with Customers. Otherwise, the company should account for the combined component as an operating lease in accordance with Topic 842. In December 2018, the FASB issued ASU 2018-20 which amends Topic 842, Leases, and allows lessors to continue to exclude from revenue the lessor costs that are paid by lessees directly to third parties. The Company adopted Topic 842 on January 1, 2019, using the practical expedient, and it did not have a material impact on the Company’s consolidated financial statements. The Company determined that for all leases where the Company is the lessor, that the timing and pattern of transfer of the non-lease components and associated lease components are the same, and that the lease components, if accounted for separately, would be classified as an operating lease. Accordingly, the Company has made an accounting policy election to recognize the combined component in accordance with Topic 842 as rental income on the accompanying Consolidated Statements of Operations.

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

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method. The adoption of this standard resulted in a cumulative effect adjustment of approximately $0.2 million recorded as an increase to cumulative dividends in excess of earnings as of January 1, 2019 in the accompanying Consolidated Statements of Equity. The cumulative effect adjustment related to initial direct costs of leases where the Company is the lessor and that, as of January 1, 2019, had not begun to amortize and are no longer allowed to be capitalized under the new standard. On January 1, 2019, the Company recognized operating lease right-of-use assets of approximately $16.3 million and related operating lease liabilities of approximately $18.0 million on the accompanying Consolidated Balance Sheets, related to the leases where the Company is the lessee. The Company adopted the new standard using the practical expedient package which allowed the Company to (i) not reassess whether any expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases. This practical expedient allows the Company to continue to account for its ground leases as operating leases. Prospectively, any new or modified ground leases may be classified as a financing lease. The adoption of this standard by the Company has been applied as of January 1, 2019, and the comparative periods have not been restated.

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

Certain other prior period amounts have been reclassified to conform to the current year presentation.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,092	$7,968
Restricted cash	4,503	14,574
Total cash and cash equivalents and restricted cash	$9,595	$22,542

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiaries recognized net income (loss) of approximately $0.3 million, $0.3 million, $(39,000) and $(0.1) million for the three and six months ended June 30, 2019 and 2018, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.4 million, $0.6 million, $0.3 million and $0.5 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, respectively.

Uncertain Tax Positions

As of June 30, 2019 and December 31, 2018, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2019 and December 31, 2018.

Rental Property (in thousands)	June 30, 2019	December 31, 2018
Land	$397,193	$364,023
Buildings, net of accumulated depreciation of $227,359 and $199,497, respectively	2,330,493	2,082,781
Tenant improvements, net of accumulated depreciation of $20,796 and $36,450, respectively	32,127	30,704
Building and land improvements, net of accumulated depreciation of $96,442 and $80,983, respectively	192,473	168,229
Construction in progress	19,653	3,949
Deferred leasing intangibles, net of accumulated amortization of $229,864 and $246,502, respectively	381,133	342,015
Total rental property, net	$3,353,072	$2,991,701

Acquisitions

The following table summarizes the acquisitions of the Company during the three and six months ended June 30, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Six months ended June 30, 2019		5,393,435	24	$445,521

(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2019 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$38,581	N/A
Buildings	292,663	N/A
Tenant improvements	4,054	N/A
Building and land improvements	30,930	N/A
Construction in progress	2,032	N/A
Other assets	1,049	N/A
Deferred leasing intangibles - In-place leases	45,457	10.7
Deferred leasing intangibles - Tenant relationships	19,431	13.2
Deferred leasing intangibles - Above market leases	13,485	14.3
Deferred leasing intangibles - Below market leases	(2,161)	7.3
Total purchase price	$445,521

The following table summarizes the results of operations for the three and six months ended June 30, 2019 for the buildings acquired during the six months ended June 30, 2019 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Total revenue	$5,497	$6,691
Net income	$957	$812

Dispositions

During the six months ended June 30, 2019, the Company sold five buildings and two land parcels comprised of approximately 1.0 million rentable square feet with a net book value of approximately $16.1 million to third parties. These buildings and land parcels contributed approximately $7,000, $0.1 million, $1.4 million, and $2.5 million to revenue for the three and six months ended

June 30, 2019 and 2018, respectively. These buildings and land parcels contributed approximately $3,000, $(0.2) million, $(0.7) million, and $(0.1) million to net income (loss) (exclusive of gain on the sales of rental property, net) for the three and six months ended June 30, 2019 and 2018, respectively. Net proceeds from the sales of rental property were approximately $17.7 million and the Company recognized the full gain on the sales of rental property, net, of approximately $1.6 million for the six months ended June 30, 2019.

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the six months ended June 30, 2019.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
					(in thousands)
Rapid City, SD	1	Change in estimated hold period	Discounted cash flows	(4)
Three months ended March 31, 2019					$4,373	$5,344
Six months ended June 30, 2019					$4,373	$5,344

(1)	As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state is reflected.

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

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$83,136	$(31,731)	$51,405	$73,122	$(31,059)	$42,063
Other intangible lease assets	527,861	(198,133)	329,728	515,395	(215,443)	299,952
Total deferred leasing intangible assets	$610,997	$(229,864)	$381,133	$588,517	$(246,502)	$342,015

Below market leases	$31,194	$(10,854)	$20,340	$34,331	$(12,764)	$21,567
Total deferred leasing intangible liabilities	$31,194	$(10,854)	$20,340	$34,331	$(12,764)	$21,567

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2019	2018	2019	2018
Net decrease to rental income related to above and below market lease amortization	$1,146	$849	$2,113	$2,056
Amortization expense related to other intangible lease assets	$17,899	$18,237	$34,713	$36,337

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2019 as of June 30, 2019.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2019	$33,534	$2,305
2020	$57,911	$4,292
2021	$47,013	$2,986
2022	$38,654	$2,176
2023	$32,001	$2,171

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2019 and December 31, 2018.

Loan	Principal Outstanding as of June 30, 2019 (in thousands)	Principal Outstanding as of December 31, 2018 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$129,000	$100,500	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	129,000	100,500

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	2.39%	Sep-29-2020	i
Unsecured Term Loan B	150,000	150,000	3.05%	Mar-21-2021	i
Unsecured Term Loan A	150,000	150,000	2.70%	Mar-31-2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	Jan-04-2023	i
Unsecured Term Loan E (5)	—	—	3.92%	Jan-15-2024	i
Total unsecured term loans	600,000	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,121)	(3,640)
Total carrying value unsecured term loans, net	596,879	596,360

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,316)	(2,512)
Total carrying value unsecured notes, net	572,684	572,488

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	52,312	53,216	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,738	3,795	4.78%	Dec-15-2023	iv
Total mortgage notes	56,050	57,011
Add: Total unamortized fair market value premiums	45	50
Less: Total unamortized deferred financing fees and debt issuance costs	(436)	(501)
Total carrying value mortgage notes, net	55,659	56,560
Total / weighted average interest rate (6)	$1,354,222	$1,325,908	3.55%

(1)
Interest rate as of June 30, 2019. At June 30, 2019, the one-month LIBOR (“L”) was 2.39800%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.

(2)	As of June 30, 2019, one-month LIBOR for the unsecured term loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)
The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.8 million and $3.2 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

(5)	The capacity was $175.0 million as of June 30, 2019. The Company funded the entire $175.0 million on July 25, 2019.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of June 30, 2019 was approximately $540.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $7.7 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2019	2018	2019	2018
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$618	$547	$1,236	$1,081
Facility, unused, and other fees	$387	$314	$770	$653

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2019 and December 31, 2018 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $86.4 million and $88.2 million at June 30, 2019 and December 31, 2018, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019		December 31, 2018
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$129,000	$129,000	$100,500	$100,500
Unsecured term loans	600,000	600,000	600,000	600,000
Unsecured notes	575,000	611,132	575,000	585,292
Mortgage notes	56,050	57,049	57,011	57,289
Total principal amount	1,360,050	$1,397,181	1,332,511	$1,343,081
Add: Total unamortized fair market value premiums	45		50
Less: Total unamortized deferred financing fees and debt issuance costs	(5,873)		(6,653)
Total carrying value	$1,354,222		$1,325,908

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

The following table summarizes the Company’s outstanding interest rate swaps as of June 30, 2019. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$103	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$96	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$44	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(1)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$125	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$246	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$174	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$122	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$73	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(6)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(7)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(907)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(145)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(496)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,015)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,072)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(210)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(211)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(211)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(209)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(417)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,828)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,830)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,829)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,415)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,351)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,349)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,356)	2.2459%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of June 30, 2019 and December 31, 2018.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2019	Fair Value June 30, 2019	Notional Amount December 31, 2018	Fair Value December 31, 2018
Interest rate swaps-Asset	$250,000	$983	$600,000	$9,151
Interest rate swaps-Liability	$800,000	$(18,865)	$300,000	$(4,011)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $1.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2019	2018	2019	2018
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$(14,946)	$3,284	$(20,802)	$10,777
Income reclassified from accumulated other comprehensive income (loss) into income as interest expense	$1,082	$256	$2,204	$26
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$12,193	$11,512	$25,027	$22,904

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2019, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $18.0 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

		Fair Value Measurements as of June 30, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$983	$—	$983	$—
Interest rate swaps-Liability	$(18,865)	$—	$(18,865)	$—

		Fair Value Measurements as of December 31, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$9,151	$—	$9,151	$—
Interest rate swaps-Liability	$(4,011)	$—	$(4,011)	$—

6. Equity

Preferred Stock

On April 30, 2019, the Company filed Articles of Amendment to its Articles of Amendment and Restatement to increase the number of authorized shares of preferred stock from 15,000,000 to 20,000,000.

The following table summarizes the Company’s outstanding preferred stock issuances as of June 30, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the six months ended June 30, 2019 and the year ended December 31, 2018.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
June 30	April 9, 2019	$0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$0.8593750

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500

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

On July 15, 2019, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2019 at a quarterly rate of $0.4296875 per share.

Common Stock

On April 30, 2019, the Company filed Articles of Amendment to its Articles of Amendment and Restatement to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 300,000,000.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2019.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$427,729

The following tables summarize the activity under the ATM common stock offering programs during the six months ended June 30, 2019 and year ended December 31, 2018 (in thousands, except share data).

	Six months ended June 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	6,147,203	$28.02	$170,748
Total/weighted average	6,147,203	$28.02	$170,748

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2017 $500 million ATM (1)	14,724,614	$26.52	$386,407
Total/weighted average	14,724,614	$26.52	$386,407

(1) This program ended before June 30, 2019.

On April 1, 2019, the Company completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and the Company received net proceeds of approximately $214.7 million.

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the six months ended June 30, 2019 and the year ended December 31, 2018.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 9, 2019	June 28, 2019	$0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$0.715002

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

On July 15, 2019, the Company’s board of directors declared the common stock dividends for the months ending July 31, 2019, August 31, 2019 and September 30, 2019 at a monthly rate of $0.119167 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on January 7, 2019 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2020. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 7, 2019 pursuant to the March 8, 2016 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the six months ended June 30, 2019 and the year ended December 31, 2018.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(78,431)	(2)
Forfeited	(2,492)
Balance at June 30, 2019	220,369

(1)	The fair value per share on the grant date of January 7, 2019 and January 5, 2018 was $24.85 and $26.40, respectively.

(2)	The Company repurchased and retired 58,697 and 41,975 restricted shares of common stock that vested during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2019 was approximately $3.9 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2019	2018	2019	2018
Vested restricted shares of common stock	—	—	78,431	112,405
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,951	$3,002

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the six months ended June 30, 2019 and the year ended December 31, 2018.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(10,208)	—	(10,208)	N/A
Conversions from LTIP units to Other Common Units	(217,032)	217,032	—	N/A
Redemptions from Other Common Units to common stock	—	(453,930)	(453,930)	N/A
Balance at June 30, 2019	1,753,133	2,216,336	3,969,469	3.0%

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2019 (excluding those LTIP units granted pursuant to the March 8, 2016 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2019
Expected term (years)	10
Expected volatility	19.0%
Expected dividend yield	6.0%
Risk-free interest rate	2.57%
Fair value of LTIP units at issuance (in thousands)	$3,636
LTIP units at issuance	154,649
Fair value unit price per LTIP unit at issuance	$23.51

The following table summarizes activity related to the Company’s unvested LTIP units for the six months ended June 30, 2019 and the year ended December 31, 2018.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(204,341)
Forfeited	(10,208)
Balance at June 30, 2019	400,840

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2019 was approximately $6.4 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Vested LTIP units	2019	2018	2019	2018
Vested LTIP units	46,652	80,950	204,341	311,991
Fair value of vested LTIP units (in thousands)	$1,401	$2,116	$5,464	$8,151

8. Equity Incentive Plan

On January 7, 2019, the Company granted performance units approved by the compensation committee of the board of directors under the 2011 Plan to certain key employees of the Company. The terms of the performance units granted on January 7, 2019 are substantially the same as the terms of the performance units granted on January 5, 2018 and January 6, 2017, except that the measuring period commences on January 1, 2019 and ends on December 31, 2021, and the award shares are immediately vested at the end of the measuring period.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2019.

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

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2019 was approximately $8.1 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2019	2018	2019	2018
Restricted shares of common stock	$444	$429	$871	$863
LTIP units	899	890	1,786	1,761
Performance units	1,096	796	1,955	1,625
Director compensation (1)	98	100	203	186
Total non-cash compensation expense	$2,537	$2,215	$4,815	$4,435

(1)
All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2019 and 2018. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three and six months ended June 30, 2019 included in the accompanying Consolidated Statements of Operations.

	Three months ended June 30,	Six months ended June 30,
Rental Income (in thousands)	2019	2019
Fixed lease payments	$74,958	$147,075
Variable lease payments	19,258	41,439
Straight-line rental income	3,292	5,576
Net decrease to rental income related to above and below market lease amortization	(1,146)	(2,113)
Total rental income	$96,362	$191,977

As of June 30, 2019, the Company had accrued rental income of approximately $37.4 million included in tenant accounts receivable on the accompanying Consolidated Balance Sheets. As of December 31, 2018, the Company had accrued rental income of approximately $32.4 million, net of allowance for doubtful accounts of approximately $0.8 million, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2019 and December 31, 2018, the Company had approximately $18.4 million and $18.3 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of June 30, 2019 and December 31, 2018, the Company’s total liability associated with these lease security deposits was approximately $9.0 million and $8.4 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $4.1 million, $8.0 million, $4.0 million and $7.1 million for the three and six months ended June 30, 2019 and 2018, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2019.

Year (as of June 30, 2019)	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2019	$165,277
2020	$318,362
2021	$274,540
2022	$234,345
2023	$194,174
Thereafter	$732,194

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rents (in thousands)
2019	$299,978
2020	$271,936
2021	$226,970
2022	$188,707
2023	$152,814
Thereafter	$535,192

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 1.8 years to 47.5 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2019.

Operating Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (years)	35.4
Weighted average discount rate	7.1%

The following table summarizes the operating lease cost recognized during the three and six months ended June 30, 2019 included in the Company’s Consolidated Statements of Operations.

	Three months ended June 30,	Six months ended June 30,
Operating Lease Cost (in thousands)	2019	2019
Operating lease cost included in property expense attributable to ground leases	$331	$662
Operating lease cost included in general and administrative expense attributable to corporate office lease	267	533
Total operating lease cost	$598	$1,195

The following table summarizes supplemental cash flow information related to operating leases recognized during the six months ended June 30, 2019 in the Company’s Consolidated Statements of Cash Flows.

Six months ended June 30,
Operating Leases (in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,141

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of June 30, 2019.

Year (as of June 30, 2019)	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2019	$1,142
2020	2,294
2021	1,400
2022	1,107
2023	1,116
Thereafter	48,155
Total lease payments	55,214
Less: Imputed interest	(37,689)
Present value of operating lease liabilities	$17,525

(1)	Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rental Payments (1) (in thousands)
2019	$2,110
2020	$2,122
2021	$1,227
2022	$935
2023	$944
Thereafter	$45,580

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2019 and 2018, there were 220,482, 217,187, 195,940 and 198,779, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table summarizes the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income	$14,170	$14,964	$21,559	$40,113
Less: preferred stock dividends	1,289	2,578	2,578	5,026
Less: redemption of preferred stock	—	2,661	—	2,661
Less: amount allocated to participating securities	79	69	158	140
Less: income attributable to noncontrolling interest after preferred stock dividends	408	392	622	1,334
Net income attributable to common stockholders	$12,394	$9,264	$18,201	$30,952
Denominator
Weighted average common shares outstanding — basic	125,251	100,386	120,015	98,713
Effect of dilutive securities(1)
Share-based compensation	309	347	291	324
Weighted average common shares outstanding — diluted	125,560	100,733	120,306	99,037
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.10	$0.09	$0.15	$0.31
Net income per share attributable to common stockholders — diluted	$0.10	$0.09	$0.15	$0.31

(1)
During the three and six months ended June 30, 2019 and 2018, there were 220, 217, 196 and 199, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $6.0 million as of June 30, 2019 related to construction projects and certain other agreements. As of June 30, 2019, the Company has a development commitment related to a building expansion under a tenant lease of approximately $3.1 million.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On July 12, 2019, the Company entered into a $200.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.00% based on the Company’s debt rating, as defined in the loan agreement, and matures on January 12, 2025. On July 16, 2019, the Company entered into an interest rate swap with a total notional amount of $50.0 million, which in conjunction with the interest rate swaps entered into on May 2, 2019, fix LIBOR at 2.113575% on the new unsecured term loan. The interest rate swaps will become effective on July 15, 2020 and expire on January 15, 2025.

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of June 30, 2019 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2019, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We define “Stabilization” for properties under development or being redeveloped as the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

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

We define a “New Lease” as any lease that is signed for an initial term equal to or greater than 12 months for any vacant space, including a lease signed by a new tenant or an existing tenant that is expanding into new (additional) space.

We define “Renewal” Lease as a lease signed by an existing tenant to extend the term for 12 months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration and (iii) an early renewal or workout, which ultimately does extend the original term for 12 months or more.

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

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over nine years of economic growth, some uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In the second quarter of 2019, the federal funds target rate was unchanged at a target range of 2.25% to 2.50%. The Federal Reserve has signaled it will support economic growth as needed. The current economic growth combined with the favorable industrial supply demand balance should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates.
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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. At the end of the second quarter, demand for space has continued to outpace new supply supporting an accommodative environment for owners. Development activity has steadily increased over the past several years and is now reaching material levels in a growing number of primary industrial markets. Though availability remains historically low, this is a trend we will monitor closely. In addition, currently, the supply remains fairly concentrated in the larger primary industrial markets and we have limited exposure to many of these markets. On the demand side, we note that the quality and availability of labor remains a key focus of tenants making occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2019, our Operating Portfolio was approximately 95.8% leased and our SL Rent Change on new and renewal leases together grew approximately 18.6% and 21.4% during the three and six months ended June 30, 2019, respectively.

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

The following table summarizes our Operating Portfolio leases that commenced during the three and six months ended June 30, 2019. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended June 30, 2019
New Leases	554,717	$3.56	$3.70	$1.58	22.8%	34.2%	5.9	$0.77
Renewal Leases	1,954,251	$4.17	$4.35	$0.93	5.8%	15.4%	4.1	$—
Total/weighted average	2,508,968	$4.03	$4.20	$1.08	8.7%	18.6%	4.5	$0.17
Six months ended June 30, 2019
New Leases	677,907	$3.66	$3.81	$1.66	18.3%	30.3%	6.0	$0.83
Renewal Leases	4,422,414	$4.04	$4.21	$0.73	10.9%	20.3%	4.1	$—
Total/weighted average	5,100,321	$3.99	$4.16	$0.86	11.7%	21.4%	4.4	$0.11

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.3% of our annualized base rental revenue will expire during the period from July 1, 2019 to June 30, 2020, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period July 1, 2019 to June 30, 2020, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2019, plus available space, for each of the ten calendar years beginning with 2019 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,100,751	—	—	—
Month-to-month leases	3	57,220	0.1%	$196	0.1%
Remainder of 2019	16	2,692,603	3.5%	12,211	3.7%
2020	46	8,039,236	10.4%	35,060	10.5%
2021	73	11,473,541	14.9%	49,564	14.9%
2022	65	7,874,863	10.2%	34,589	10.4%
2023	63	10,283,686	13.3%	39,801	11.9%
2024	47	8,273,432	10.7%	35,774	10.7%
2025	30	5,530,685	7.2%	23,165	6.9%
2026	29	5,432,364	7.0%	24,424	7.3%
2027	15	2,298,498	3.0%	11,358	3.4%
2028	23	4,589,199	6.0%	19,255	5.8%
Thereafter	40	10,570,297	13.7%	48,289	14.4%
Total	450	81,216,375	100.0%	$333,686	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of June 30, 2019.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)%
Warehouse/Distribution	337	73,113,633	90.0%	95.6%	$298,955	89.6%
Light Manufacturing	59	6,612,467	8.1%	97.7%	29,667	8.9%
Total Operating Portfolio/weighted average	396	79,726,100	98.1%	95.8%	$328,622	98.5%

Value Add	4	925,595	1.1%	52.1%	1,700	0.5%
Flex/Office	9	564,680	0.8%	47.1%	3,364	1.0%
Total portfolio/weighted average	409	81,216,375	100.0%	95.0%	$333,686	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Six months ended June 30, 2019		5,393,435	24	$445,521
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the six months ended June 30, 2019, we sold five buildings and two land parcels comprised of approximately 1.0 million rentable square feet with a net book value of approximately $16.1 million to third parties. Net proceeds from the sales of rental property were approximately $17.7 million and we recognized the full gain on the sales of rental property, net, of approximately $1.6 million for the six months ended June 30, 2019.

Geographic Diversification

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2019.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.2%
Chicago, IL	7.7%
Greenville/Spartanburg, SC	6.0%
Detroit, MI	4.1%
Milwaukee/Madison, WI	4.0%
Pittsburgh, PA	3.8%
Minneapolis/St Paul, MN	3.6%
Charlotte, NC	3.1%
Houston, TX	3.0%
Cincinnati/Dayton, OH	2.9%
Columbus, OH	2.6%
West Michigan, MI	2.5%
El Paso, TX	2.4%
Boston, MA	2.3%
Westchester/So Connecticut, CT/NY	2.0%
Raleigh/Durham, NC	1.8%
Cleveland, OH	1.7%
Baltimore, MD	1.6%
Dallas/Ft Worth, TX	1.5%
Atlanta, GA	1.4%
Total	67.2%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2019.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	12.5%
Air Freight & Logistics	8.8%
Commercial Services & Supplies	7.7%
Containers & Packaging	6.3%
Household Durables	5.2%
Machinery	4.8%
Building Products	4.7%
Food Products	4.3%
Food & Staples Retailing	3.8%
Electrical Equipment	3.7%
Household Products	3.7%
Internet & Direct Mkt Retail	3.2%
Beverages	3.1%
Textiles, Apparel, Luxury Good	2.8%
Chemicals	1.8%
Metals & Mining	1.8%
Pharmaceuticals	1.7%
Specialty Retail	1.5%
Energy Equipment & Services	1.5%
Media	1.5%
Total	84.4%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2019.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
General Services Administration	1	2.1%
Amazon	2	1.7%
XPO Logistics, Inc.	4	1.4%
Yanfeng US Automotive Interior	3	1.2%
Solo Cup	1	1.1%
TriMas Corporation	4	1.1%
DHL Supply Chain	4	1.0%
Deckers Outdoor	1	0.9%
WestRock Company	6	0.9%
Kenco Logistic Services, LLC	2	0.9%
Generation Brands	1	0.8%
Carolina Beverage Group	2	0.8%
Emerson Electric	2	0.8%
Quoizel, Inc.	1	0.8%
FedEx Corporation	2	0.8%
Perrigo Company	2	0.7%
Schneider Electric USA, Inc.	3	0.7%
American Tire Distributors Inc	4	0.7%
Coca-Cola Company	2	0.7%
Sunland Logistics Solutions	1	0.7%
Total	48	19.8%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2017. On June 30, 2019, we owned 317 industrial buildings consisting of approximately 63.2 million square feet, which represents approximately 77.8% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.4% to 95.5% as of June 30, 2019 compared to 96.9% as of June 30, 2018.

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$74,709	$73,855	$854	1.2%	$18,427	$7,327	$3,226	$3,684	$96,362	$84,866	$11,496	13.5%
Other income	271	379	(108)	(28.5)%	13	227	—	2	284	608	(324)	(53.3)%
Total operating revenue	74,980	74,234	746	1.0%	18,440	7,554	3,226	3,686	96,646	85,474	11,172	13.1%
Expenses
Property	13,277	12,653	624	4.9%	2,168	2,013	1,510	1,458	16,955	16,124	831	5.2%
Net operating income (1)	$61,703	$61,581	$122	0.2%	$16,272	$5,541	$1,716	$2,228	79,691	69,350	10,341	14.9%
Other expenses
General and administrative									8,587	7,978	609	7.6%
Depreciation and amortization									44,633	40,901	3,732	9.1%
Other expenses									427	350	77	22.0%
Total other expenses									53,647	49,229	4,418	9.0%
Total expenses									70,602	65,353	5,249	8.0%
Other income (expense)
Interest and other income									2	7	(5)	(71.4)%
Interest expense									(12,193)	(11,512)	(681)	5.9%
Gain on the sales of rental property, net									317	6,348	(6,031)	(95.0)%
Total other income (expense)									(11,874)	(5,157)	(6,717)	130.3%
Net income									$14,170	$14,964	$(794)	(5.3)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $0.8 million or 5.3% to $14.2 million for the three months ended June 30, 2019, compared to $15.0 million for the three months ended June 30, 2018.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $0.8 million or 1.2% to $74.7 million for the three months ended June 30, 2019 compared to $73.9 million for the three months ended June 30, 2018.

Same store lease income increased by $0.5 million or 0.5% to $63.7 million for the three months ended June 30, 2019 compared to $63.2 million for the three months ended June 30, 2018. Approximately $2.1 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.1 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $1.7 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $0.3 million or 3.0% to $11.0 million for the three months ended June 30, 2019 compared to $10.7 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $0.9 million. This increase was partially offset by a decrease of approximately $0.6 million related to tenant specific billings that occurred during the three months ended June 30, 2019 that did not recur during the three months ended June 30, 2018.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $0.6 million or 4.9% to $13.3 million for the three months ended June 30, 2019 compared to $12.7 million for the three months ended June 30, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $1.0 million and an increase in repairs and maintenance expense of approximately $0.3 million. These increases were partially offset by a decrease in insurance expense and utility expense of approximately $0.5 million and a decrease in snow removal expense of approximately $0.2 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 73 buildings consisting of approximately 14.9 million square feet (excluding four buildings that were included in the Value Add Portfolio at June 30, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 24 buildings and two land parcels consisting of approximately 4.9 million square feet. For the three months ended June 30, 2019 and 2018, the buildings acquired after December 31, 2017 contributed approximately $16.3 million and $2.4 million to NOI, respectively. For the three months ended June 30, 2019 and 2018, the buildings sold after December 31, 2017 contributed approximately $(19,000) and $3.1 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. Other NOI also includes termination adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At June 30, 2019, we owned nine flex/office buildings consisting of approximately 0.6 million square feet, four buildings in our Value Add Portfolio consisting of approximately 0.9 million square feet, and six buildings consisting of approximately 1.6 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $1.9 million and $2.2 million to NOI for the three months ended June 30, 2019 and 2018, respectively. Additionally, there was approximately $(0.2) million and $29,000 of termination adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2019 and 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased $4.4 million or 9.0% for the three months ended June 30, 2019 to $53.6 million compared to $49.2 million for the three months ended June 30, 2018. This is primarily a result of an increase in depreciation and amortization of approximately $3.7 million due to an increase in the depreciable asset base as a result of acquisitions. Additionally, general and administrative expenses increased by approximately $0.6 million primarily due to increases in compensation and other payroll costs.

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

Total other expense increased $6.7 million or 130.3% for the three months ended June 30, 2019 to $11.9 million compared $5.2 million for the three months ended June 30, 2018. This increase is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $6.0 million. This increase is also attributable to an increase in interest expense of approximately $0.7 million which was primarily attributable to the funding of an unsecured term loan on July 27, 2018 and the funding of unsecured notes on June 13, 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$151,499	$147,632	$3,867	2.6%	$33,674	$13,120	$6,804	$7,241	$191,977	$167,993	$23,984	14.3%
Other income	339	532	(193)	(36.3)%	32	228	—	4	371	764	(393)	(51.4)%
Total operating revenue	151,838	148,164	3,674	2.5%	33,706	13,348	6,804	7,245	192,348	168,757	23,591	14.0%
Expenses
Property	28,788	26,613	2,175	8.2%	4,589	3,952	3,089	3,058	36,466	33,623	2,843	8.5%
Net operating income (1)	$123,050	$121,551	$1,499	1.2%	$29,117	$9,396	$3,715	$4,187	155,882	135,134	20,748	15.4%
Other expenses
General and administrative									17,799	16,726	1,073	6.4%
Depreciation and amortization									86,936	80,866	6,070	7.5%
Loss on impairments									5,344	2,934	2,410	82.1%
Other expenses									826	641	185	28.9%
Total other expenses									110,905	101,167	9,738	9.6%
Total expenses									147,371	134,790	12,581	9.3%
Other income (expense)
Interest and other income									18	13	5	38.5%
Interest expense									(25,027)	(22,904)	(2,123)	9.3%
Gain on the sales of rental property, net									1,591	29,037	(27,446)	(94.5)%
Total other income (expense)									(23,418)	6,146	(29,564)	(481.0)%
Net income									$21,559	$40,113	$(18,554)	(46.3)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $18.6 million or 46.3% to $21.6 million for the six months ended June 30, 2019 compared to $40.1 million for the six months ended June 30, 2018.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $3.9 million or 2.6% to $151.5 million for the six months ended June 30, 2019 compared to $147.6 million for the six months ended June 30, 2018.

Same store lease income increased by $1.8 million or 1.3% to $127.3 million for the six months ended June 30, 2019 compared to $125.5 million for the six months ended June 30, 2018. Approximately $4.6 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.3 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $3.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $2.1 million or 9.4% to $24.2 million for the six months ended June 30, 2019 compared to $22.1 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $2.1 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $2.2 million or 8.2% to $28.8 million for the six months ended June 30, 2019 compared to $26.6 million for the six months ended June 30, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $2.7 million and an increase in snow removal and other expenses of approximately $0.5 million. These increases were partially offset by a decrease in insurance and utility expenses of approximately $1.0 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 73 buildings consisting of approximately 14.9 million square feet (excluding four buildings that were included in the Value Add Portfolio at June 30, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 24 buildings and two land parcels consisting of approximately 4.9 million square feet. For the six months ended June 30, 2019 and June 30, 2018, the buildings acquired after December 31, 2017 contributed approximately $29.2 million and $3.1 million to NOI, respectively. For the six months ended June 30, 2019 and June 30, 2018, the buildings sold after December 31, 2017 contributed approximately $(0.1) million and $6.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. Other NOI also includes termination adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At June 30, 2019, we owned nine flex/office buildings consisting of approximately 0.6 million square feet, four buildings in our Value Add Portfolio consisting of approximately 0.9 million square feet, and six buildings consisting of approximately 1.6 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $3.9 million and $4.1 million to NOI for the six months ended June 30, 2019 and June 30, 2018, respectively. Additionally, there was $(0.2) million and $43,000 of termination adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2019 and June 30, 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $9.7 million or 9.6% to $110.9 million for the six months ended June 30, 2019 compared to $101.2 million for the six months ended June 30, 2018. This is primarily a result of an increase in depreciation and amortization of approximately $6.1 million as a result of acquisitions that increased the depreciable asset base, as well as an increase of approximately $2.4 million in loss on impairments. General and administrative expenses increased by approximately $1.1 million primarily due to increases in compensation and other payroll costs.

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

Total other income (expense) decreased $29.6 million or 481.0% to a total other expense position of $23.4 million for the six months ended June 30, 2019 compared to a total other income position of $6.1 million for the six months ended June 30, 2018. This decrease is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $27.4 million. This decrease is also attributable to an increase in interest expense of approximately $2.1 million which was primarily attributable to the funding of unsecured term loans on March 28, 2018 and July 27, 2018 and the funding of unsecured notes on June 13, 2018.

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

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating buildings, land sales, impairment write-downs of depreciable real estate, real estate related depreciation and amortization (excluding amortization of deferred financing costs and fair market value of debt adjustment) and after adjustments for unconsolidated partnerships and joint ventures.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2019	2018	2019	2018
Net income	$14,170	$14,964	$21,559	$40,113
Rental property depreciation and amortization	44,559	40,826	86,788	80,718
Loss on impairments	—	—	5,344	2,934
Gain on the sales of rental property, net	(317)	(6,348)	(1,591)	(29,037)
FFO	58,412	49,442	112,100	94,728
Preferred stock dividends	(1,289)	(2,578)	(2,578)	(5,026)
Redemption of preferred stock	—	(2,661)	—	(2,661)
Amount allocated to restricted shares of common stock and unvested units	(232)	(198)	(479)	(415)
FFO attributable to common stockholders and unit holders	$56,891	$44,005	$109,043	$86,626

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2019	2018	2019	2018
Net income	$14,170	$14,964	$21,559	$40,113
General and administrative	8,587	7,978	17,799	16,726
Transaction costs	79	76	153	76
Depreciation and amortization	44,633	40,901	86,936	80,866
Interest and other income	(2)	(7)	(18)	(13)
Interest expense	12,193	11,512	25,027	22,904
Loss on impairments	—	—	5,344	2,934
Other expenses	348	274	673	565
Gain on the sales of rental property, net	(317)	(6,348)	(1,591)	(29,037)
Net operating income	$79,691	$69,350	$155,882	$135,134

Cash Flows

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

The following table summarizes our cash flows for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2019	2018	$	%
Net cash provided by operating activities	$110,571	$97,321	$13,250	13.6%
Net cash used in investing activities	$444,544	$198,935	$245,609	123.5%
Net cash provided by financing activities	$321,026	$91,541	$229,485	250.7%

Net cash provided by operating activities increased $13.3 million to $110.6 million for the six months ended June 30, 2019 compared to $97.3 million for the six months ended June 30, 2018. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2018, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2018 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $245.6 million to $444.5 million for the six months ended June 30, 2019 compared to $198.9 million for the six months ended June 30, 2018. The increased cash outflow was primarily due to the acquisition of 24 buildings for a total cash consideration of approximately $445.4 million for the six months ended June 30, 2019 compared to the acquisition of 21 buildings for a total cash consideration of approximately $264.1 million for the six months ended June 30, 2018. The increase is also attributable to a decrease in net proceeds from the sales of rental property, net related to the disposition of five buildings and two land parcels during the six months ended June 30, 2019 for net proceeds of approximately $17.7 million, compared to the six months ended June 30, 2018 where we sold seven buildings for net proceeds of approximately $79.7 million.

Net cash provided by financing activities increased $229.5 million to $321.0 million for the six months ended June 30, 2019 compared to $91.5 million for the six months ended June 30, 2018. The increase is primarily attributable to an increase of net proceeds from the sales of common stock of approximately $210.1 million and an increase of net cash inflow on our unsecured credit facility of approximately $282.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were partially offset by a decrease in proceeds from unsecured term loans and unsecured notes of approximately $75.0 million and $175.0 million, respectively, and an approximately $14.2 million increase in dividends paid during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

As of June 30, 2019, we had total immediate liquidity of approximately $545.1 million, comprised of $5.1 million of cash and cash equivalents and $540.0 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the six months ended June 30, 2019.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 9, 2019	June 28, 2019	$0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$0.715002

On July 15, 2019, our board of directors declared the common stock dividends for the months ending July 31, 2019, August 31, 2019 and September 30, 2019 at a monthly rate of $0.119167 per share of common stock.

During the six months ended June 30, 2019, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the six months ended June 30, 2019.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
June 30	April 9, 2019	$0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$0.8593750

On July 15, 2019, our board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2019 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2019.

Loan	Principal Outstanding as of June 30, 2019 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$129,000	L + 0.90%	Jan-15-2023	i
Total unsecured credit facility	129,000

Unsecured term loans:
Unsecured Term Loan C	150,000	2.39%	Sep-29-2020	i
Unsecured Term Loan B	150,000	3.05%	Mar-21-2021	i
Unsecured Term Loan A	150,000	2.70%	Mar-31-2022	i
Unsecured Term Loan D	150,000	2.85%	Jan-04-2023	i
Unsecured Term Loan E (5)	—	3.92%	Jan-15-2024	i
Total unsecured term loans	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,121)
Total carrying value unsecured term loans, net	596,879

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	Jan-05-2023	ii
Series A Unsecured Notes	50,000	4.98%	Oct-1-2024	ii
Series D Unsecured Notes	100,000	4.32%	Feb-20-2025	ii
Series G Unsecured Notes	75,000	4.10%	Jun-13-2025	ii
Series B Unsecured Notes	50,000	4.98%	Jul-1-2026	ii
Series C Unsecured Notes	80,000	4.42%	Dec-30-2026	ii
Series E Unsecured Notes	20,000	4.42%	Feb-20-2027	ii
Series H Unsecured Notes	100,000	4.27%	Jun-13-2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,316)
Total carrying value unsecured notes, net	572,684

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	52,312	4.31%	Dec-1-2022	iii
Thrivent Financial for Lutherans	3,738	4.78%	Dec-15-2023	iv
Total mortgage notes	56,050
Add: Total unamortized fair market value premiums	45
Less: Total unamortized deferred financing fees and debt issuance costs	(436)
Total carrying value mortgage notes, net	55,659
Total / weighted average interest rate (6)	$1,354,222	3.55%

(1)
Interest rate as of June 30, 2019. At June 30, 2019, the one-month LIBOR (“L”) was 2.39800%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating, as defined in the respective loan agreements.

(2)	As of June 30, 2019, one-month LIBOR for the unsecured term loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)	The capacity of the unsecured credit facility is $500.0 million.

(5)	The capacity was $175.0 million as of June 30, 2019. We funded the entire $175.0 million on July 25, 2019.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $600.0 million of debt that was in effect as of June 30, 2019, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of June 30, 2019 was approximately $540.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On July 12, 2019, we entered into a $200.0 million unsecured term loan agreement. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.00% based on the our debt rating, as defined in the loan agreement, and matures on January 12, 2025. On July 16, 2019, we entered into an interest rate swap with a total notional amount of $50.0 million, which in conjunction with the interest rate swaps entered into on May 2, 2019, fix LIBOR at 2.113575% on the new unsecured term loan. The interest rate swaps will become effective on July 15, 2020 and expire on January 15, 2025.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2019, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of June 30, 2019.

Debt Capital Structure	June 30, 2019
Total principal outstanding (in thousands)	$1,360,050
Weighted average duration (years)	4.2
% Secured debt	4%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	35%

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

The following table summarizes our outstanding preferred stock issuances as of June 30, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

On April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our preferred stock from 15,000,000 to 20,000,000.

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering programs as of June 30, 2019. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$427,729

On April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our common stock from 150,000,000 to 300,000,000.

The following table summarizes the activity for the ATM common stock offering programs during the three and six months ended June 30, 2019 (in thousands, except share data).

	Three months ended June 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	705,794	$31.29	$21,861
Total/weighted average	705,794	$31.29	$21,861

	Six months ended June 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	6,147,203	$28.02	$170,748
Total/weighted average	6,147,203	$28.02	$170,748

On April 1, 2019, we completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and we received net proceeds of approximately $214.7 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2019, we owned approximately 97.0% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 3.0%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of June 30, 2019.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$103	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$96	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$44	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(1)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$125	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$246	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$174	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$122	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$73	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(6)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(7)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(907)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(145)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(496)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,015)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,072)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(210)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(211)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(211)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(209)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(417)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,828)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,830)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,829)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,415)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,351)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,349)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,356)	2.2459%	One-month L	Jan-15-2025

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2019, the fair value of eight of our interest rate swaps were in an asset position of approximately $1.0 million and the fair value of 20 of our interest rate swaps were in a liability position of approximately $18.9 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2019, we had $729.0 million of variable rate debt. As of June 30, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2019, we had letters of credit related to development projects and certain other agreements of approximately $6.0 million and a development commitment related to a building expansion under a tenant lease of approximately $3.1 million. As of June 30, 2019, we had no other material off-balance sheet arrangements.

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

As of June 30, 2019, we had $729.0 million of variable rate debt outstanding. As of June 30, 2019, all of our outstanding variable rate debt, with the exception of $129.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $129.0 million on our unsecured credit facility (the portion outstanding at June 30, 2019 not fixed by interest rate swaps) for the six months ended June 30, 2019, our interest expense would have increased by approximately $0.6 million for the six months ended June 30, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2019, the Operating Partnership issued 14,859 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended June 30, 2019, we issued 14,859 shares of common stock upon redemption of 14,859 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended June 30, 2019, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1 *	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary)
10.1
Term Loan Agreement, dated as of July 12, 2019, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1) Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: July 30, 2019	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)