Form 10-Q
period 2019-09-30
STAG Industrial, Inc.
filed 2019-10-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares of common stock outstanding at October 29, 2019 was 132,957,164.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Rental Property:
Land	$420,215	$364,023
Buildings and improvements, net of accumulated depreciation of $367,088 and $316,930, respectively	2,788,766	2,285,663
Deferred leasing intangibles, net of accumulated amortization of $241,323 and $246,502, respectively	413,955	342,015
Total rental property, net	3,622,936	2,991,701
Cash and cash equivalents	6,540	7,968
Restricted cash	2,733	14,574
Tenant accounts receivable	50,460	42,236
Prepaid expenses and other assets	46,707	36,902
Interest rate swaps	488	9,151
Operating lease right-of-use assets	15,425	—
Total assets	$3,745,289	$3,102,532
Liabilities and Equity
Liabilities:
Unsecured credit facility	$78,000	$100,500
Unsecured term loans, net	771,037	596,360
Unsecured notes, net	572,783	572,488
Mortgage notes, net	55,210	56,560
Accounts payable, accrued expenses and other liabilities	63,572	45,507
Interest rate swaps	24,812	4,011
Tenant prepaid rent and security deposits	21,131	22,153
Dividends and distributions payable	16,293	13,754
Deferred leasing intangibles, net of accumulated amortization of $11,259 and $12,764, respectively	20,237	21,567
Operating lease liabilities	17,259	—
Total liabilities	1,640,334	1,432,900
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 and 15,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2019 and December 31, 2018	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 and 150,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively, 132,958,388 and 112,165,786 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,330	1,122
Additional paid-in capital	2,687,118	2,118,179
Cumulative dividends in excess of earnings	(690,324)	(584,979)
Accumulated other comprehensive income (loss)	(24,030)	4,481
Total stockholders’ equity	2,049,094	1,613,803
Noncontrolling interest	55,861	55,829
Total equity	2,104,955	1,669,632
Total liabilities and equity	$3,745,289	$3,102,532

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Rental income	$102,294	$88,677	$294,271	$256,670
Other income	127	269	498	1,033
Total revenue	102,421	88,946	294,769	257,703
Expenses
Property	18,157	17,112	54,623	50,735
General and administrative	8,924	8,911	26,723	25,637
Depreciation and amortization	46,908	44,355	133,844	125,221
Loss on impairments	4,413	—	9,757	2,934
Other expenses	458	223	1,284	864
Total expenses	78,860	70,601	226,231	205,391
Other income (expense)
Interest and other income	12	3	30	16
Interest expense	(14,053)	(12,698)	(39,080)	(35,602)
Loss on extinguishment of debt	—	(13)	—	(13)
Gain on the sales of rental property, net	1,670	3,239	3,261	32,276
Total other income (expense)	(12,371)	(9,469)	(35,789)	(3,323)
Net income	$11,190	$8,876	$32,749	$48,989
Less: income attributable to noncontrolling interest after preferred stock dividends	290	281	912	1,589
Net income attributable to STAG Industrial, Inc.	$10,900	$8,595	$31,837	$47,400
Less: preferred stock dividends	1,289	1,289	3,867	6,315
Less: redemption of preferred stock	—	—	—	2,661
Less: amount allocated to participating securities	78	69	236	209
Net income attributable to common stockholders	$9,533	$7,237	$27,734	$38,215
Weighted average common shares outstanding — basic	127,272	105,783	122,460	101,095
Weighted average common shares outstanding — diluted	127,469	106,333	122,720	101,495
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.07	$0.07	$0.23	$0.38
Net income per share attributable to common stockholders — diluted	$0.07	$0.07	$0.23	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$11,190	$8,876	$32,749	$48,989
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(6,435)	2,060	(29,441)	12,811
Other comprehensive income (loss)	(6,435)	2,060	(29,441)	12,811
Comprehensive income	4,755	10,936	3,308	61,800
Income attributable to noncontrolling interest after preferred stock dividends	(290)	(281)	(912)	(1,589)
Other comprehensive (income) loss attributable to noncontrolling interest	176	(76)	930	(509)
Comprehensive income attributable to STAG Industrial, Inc.	$4,641	$10,579	$3,326	$59,702

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended September 30, 2019
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252
Proceeds from sales of common stock, net	—	6,375,129	64	183,148	—	—	183,212	—	183,212
Dividends and distributions, net	—	—	—	—	(47,465)	—	(47,465)	(1,375)	(48,840)
Non-cash compensation activity, net	—	3,162	—	1,675	—	—	1,675	901	2,576
Redemption of common units to common stock	—	207,152	2	3,001	—	—	3,003	(3,003)	—
Rebalancing of noncontrolling interest	—	—	—	(1,719)	—	—	(1,719)	1,719	—
Other comprehensive loss	—	—	—	—	—	(6,259)	(6,259)	(176)	(6,435)
Net income	—	—	—	—	10,900	—	10,900	290	11,190
Balance, September 30, 2019	$75,000	132,958,388	$1,330	$2,687,118	$(690,324)	$(24,030)	$2,049,094	$55,861	$2,104,955
Three months ended September 30, 2018
Balance, June 30, 2018	$75,000	104,238,166	$1,042	$1,905,002	$(559,312)	$14,492	$1,436,224	$53,403	$1,489,627
Proceeds from sales of common stock, net	—	3,568,382	36	98,481	—	—	98,517	—	98,517
Dividends and distributions, net	—	—	—	—	(39,094)	—	(39,094)	(1,443)	(40,537)
Non-cash compensation activity, net	—	(757)	—	1,361	—	—	1,361	893	2,254
Redemption of common units to common stock	—	20,000	—	261	—	—	261	(261)	—
Rebalancing of noncontrolling interest	—	—	—	(1,122)	—	—	(1,122)	1,122	—
Other comprehensive income	—	—	—	—	—	1,993	1,993	67	2,060
Net income	—	—	—	—	8,621	—	8,621	255	8,876
Balance, September 30, 2018	$75,000	107,825,791	$1,078	$2,003,983	$(589,785)	$16,485	$1,506,761	$54,036	$1,560,797

Nine months ended September 30, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment (Note 2)	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	19,997,332	201	567,876	—	—	568,077	—	568,077
Dividends and distributions, net	—	—	—	—	(136,595)	—	(136,595)	(5,247)	(141,842)
Non-cash compensation activity, net	—	134,188	1	2,198	(373)	—	1,826	4,168	5,994
Redemption of common units to common stock	—	661,082	6	9,232	—	—	9,238	(9,238)	—
Rebalancing of noncontrolling interest	—	—	—	(10,367)	—	—	(10,367)	10,367	—
Other comprehensive loss	—	—	—	—	—	(28,511)	(28,511)	(930)	(29,441)
Net income	—	—	—	—	31,837	—	31,837	912	32,749
Balance, September 30, 2019	$75,000	132,958,388	$1,330	$2,687,118	$(690,324)	$(24,030)	$2,049,094	$55,861	$2,104,955
Nine months ended September 30, 2018
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock, net	—	10,387,962	104	273,224	—	—	273,328	—	273,328
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Dividends and distributions, net	—	—	—	—	(114,541)	—	(114,541)	(5,253)	(119,794)
Non-cash compensation activity, net	—	73,231	1	1,829	(537)	—	1,293	3,880	5,173
Redemption of common units to common stock	—	352,055	3	4,398	—	—	4,401	(4,401)	—
Rebalancing of noncontrolling interest	—	—	—	(6,434)	—	—	(6,434)	6,434	—
Other comprehensive income	—	—	—	—	—	12,302	12,302	509	12,811
Net income	—	—	—	—	47,400	—	47,400	1,589	48,989
Balance, September 30, 2018	$75,000	107,825,791	$1,078	$2,003,983	$(589,785)	$16,485	$1,506,761	$54,036	$1,560,797
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,749	$48,989
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,844	125,221
Loss on impairments	9,757	2,934
Non-cash portion of interest expense	1,909	1,698
Amortization of above and below market leases, net	3,344	3,206
Straight-line rent adjustments, net	(8,586)	(8,297)
Dividends on forfeited equity compensation	7	15
Loss on extinguishment of debt	—	13
Gain on the sales of rental property, net	(3,261)	(32,276)
Non-cash compensation expense	7,371	6,671
Change in assets and liabilities:
Tenant accounts receivable	509	501
Prepaid expenses and other assets	(10,525)	(9,597)
Accounts payable, accrued expenses and other liabilities	8,834	9,249
Tenant prepaid rent and security deposits	(1,022)	283
Total adjustments	142,181	99,621
Net cash provided by operating activities	174,930	148,610
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(616,647)	(382,981)
Additions of land and building and improvements	(40,193)	(23,578)
Acquisitions of other assets	(2,513)	(794)
Acquisitions of other liabilities	—	242
Proceeds from sales of rental property, net	23,700	89,407
Acquisition deposits, net	(1,190)	(695)
Acquisitions of deferred leasing intangibles	(128,832)	(74,851)
Net cash used in investing activities	(765,675)	(393,250)
Cash flows from financing activities:
Proceeds from unsecured credit facility	768,000	643,000
Repayment of unsecured credit facility	(790,500)	(819,000)
Proceeds from unsecured term loans	175,000	150,000
Proceeds from unsecured notes	—	175,000
Repayment of mortgage notes	(1,441)	(1,379)
Payment of loan fees and costs	(1,226)	(4,451)
Proceeds from sales of common stock, net	568,390	273,266
Redemption of preferred stock	—	(70,000)
Dividends and distributions	(139,303)	(117,146)
Repurchase and retirement of share-based compensation	(1,444)	(1,524)
Net cash provided by financing activities	577,476	227,766
Decrease in cash and cash equivalents and restricted cash	(13,269)	(16,874)
Cash and cash equivalents and restricted cash—beginning of period	22,542	28,129
Cash and cash equivalents and restricted cash—end of period	$9,273	$11,255
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$35,372	$31,875
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(72)	$(232)
Acquisitions of deferred leasing intangibles	$(24)	$(48)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(10,824)	$(1,475)
Additions to building and other capital improvements from non-cash compensation	$(59)	$(20)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(314)	$48
Reclassification of preferred stock called for redemption to liability	$—	$70,000
Leases cumulative effect adjustment (Note 2)	$(214)	$—
Dividends and distributions accrued	$16,293	$14,530

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2019 and December 31, 2018, the Company owned a 97.2% and 96.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2019, the Company owned 430 buildings in 37 states with approximately 86.0 million rentable square feet, consisting of 356 warehouse/distribution buildings, 66 light manufacturing buildings, and eight flex/office buildings.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$6,540	$7,968
Restricted cash	2,733	14,574
Total cash and cash equivalents and restricted cash	$9,273	$22,542

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiaries recognized net income (loss) of approximately $0, $0.3 million, $(22,000) and $(0.1) million for the three and nine months ended September 30, 2019 and 2018, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.3 million, $0.9 million, $0.1 million and $0.6 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, respectively.

Uncertain Tax Positions

As of September 30, 2019 and December 31, 2018, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk
Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2019 and December 31, 2018.

Rental Property (in thousands)	September 30, 2019	December 31, 2018
Land	$420,215	$364,023
Buildings, net of accumulated depreciation of $240,968 and $199,497, respectively	2,520,684	2,082,781
Tenant improvements, net of accumulated depreciation of $20,979 and $36,450, respectively	33,829	30,704
Building and land improvements, net of accumulated depreciation of $105,141 and $80,983, respectively	210,558	168,229
Construction in progress	23,695	3,949
Deferred leasing intangibles, net of accumulated amortization of $241,323 and $246,502, respectively	413,955	342,015
Total rental property, net	$3,622,936	$2,991,701

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Kansas City, MO	July 10, 2019	304,840	1	13,450
Houston, TX	July 22, 2019	199,903	1	11,287
Charleston/N Charleston, SC	July 22, 2019	88,583	1	7,166
Tampa, FL	August 5, 2019	78,560	1	8,168
Philadelphia, PA	August 6, 2019	120,000	1	10,880
Milwaukee/Madison, WI	August 16, 2019	224,940	3	13,981
Houston, TX	August 19, 2019	45,000	1	6,190
West Michigan, MI	August 19, 2019	210,120	1	10,407
Pittsburgh, PA	August 21, 2019	410,389	1	31,219
Boston, MA	August 22, 2019	80,100	1	14,253
Las Vegas, NV	August 27, 2019	80,422	2	12,602
Nashville, TN	August 29, 2019	348,880	1	20,267
Columbia, SC	August 30, 2019	200,000	1	13,670
Pittsburgh, PA	September 6, 2019	138,270	1	9,323
Omaha/Council Bluffs, NE-IA	September 11, 2019	128,200	2	8,509
Pittsburgh, PA	September 16, 2019	315,634	1	28,712
Memphis, TN	September 19, 2019	1,135,453	1	50,941
Memphis, TN	September 26, 2019	629,086	1	31,542
Three months ended September 30, 2019		4,738,380	22	302,567
Nine months ended September 30, 2019		10,131,815	46	$748,088
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2019 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$63,317	N/A
Buildings	499,255	N/A
Tenant improvements	6,246	N/A
Building and land improvements	45,869	N/A
Construction in progress	2,032	N/A
Other assets	2,513	N/A
Deferred leasing intangibles - In-place leases	76,628	8.9
Deferred leasing intangibles - Tenant relationships	36,008	11.7
Deferred leasing intangibles - Above market leases	19,449	12.8
Deferred leasing intangibles - Below market leases	(3,229)	6.9
Total purchase price	$748,088

The following table summarizes the results of operations for the three and nine months ended September 30, 2019 for the buildings acquired during the nine months ended September 30, 2019 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Total revenue	$10,616	$17,307
Net income	$2,173	$2,985

Dispositions

During the nine months ended September 30, 2019, the Company sold six buildings and two land parcels comprised of approximately 1.1 million rentable square feet with a net book value of approximately $20.4 million to third parties. These buildings and land parcels contributed approximately $20,000, $0.8 million, $1.5 million, and $5.3 million to revenue for the three and nine months ended September 30, 2019 and 2018, respectively. These buildings and land parcels contributed approximately $(0.1) million, $(0.2) million, $0.5 million, and $0.9 million to net income (loss) (exclusive of loss on impairments and gain on the sales of rental property, net) for the three and nine months ended September 30, 2019 and 2018, respectively. Net proceeds from the sales of rental property were approximately $23.7 million and the Company recognized the full gain on the sales of rental property, net, of approximately $3.3 million for the nine months ended September 30, 2019.

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the nine months ended September 30, 2019.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Rapid City, SD(4)	1	Change in estimated hold period	(5)	Discounted cash flows	(6)
Three months ended March 31, 2019						$4,373	$5,344
Belfast, ME(4)	5	Market leasing conditions		Discounted cash flows	(7)
Three months ended September 30, 2019						$5,950	$4,413
Nine months ended September 30, 2019						$10,323	$9,757
(1)As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2)The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.
(3)The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
(4)Flex/office buildings.
(5)This property was sold during the three months ended September 30, 2019.
(6)Level 3 inputs used to determine fair value for the property impaired for the three months ended March 31, 2019: discount rate of 12.0% and exit capitalization rate of 12.0%.
(7)Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2019: discount rate of 13.0% and exit capitalization rate of 12.0%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$88,388	$(33,439)	$54,949	$73,122	$(31,059)	$42,063
Other intangible lease assets	566,890	(207,884)	359,006	515,395	(215,443)	299,952
Total deferred leasing intangible assets	$655,278	$(241,323)	$413,955	$588,517	$(246,502)	$342,015

Below market leases	$31,496	$(11,259)	$20,237	$34,331	$(12,764)	$21,567
Total deferred leasing intangible liabilities	$31,496	$(11,259)	$20,237	$34,331	$(12,764)	$21,567

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2019	2018	2019	2018
Net decrease to rental income related to above and below market lease amortization	$1,248	$1,150	$3,361	$3,206
Amortization expense related to other intangible lease assets	$18,472	$20,361	$53,185	$56,698

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2019 as of September 30, 2019.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2019	$18,698	$1,283
2020	$66,090	$4,870
2021	$54,264	$3,559
2022	$45,234	$2,657
2023	$37,492	$2,608

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2019 and December 31, 2018.

Loan	Principal Outstanding as of September 30, 2019 (in thousands)	Principal Outstanding as of December 31, 2018 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$78,000	$100,500	L + 0.90%	January 15, 2023	i
Total unsecured credit facility	78,000	100,500

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B	150,000	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	2.70%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	—	3.92%	January 15, 2024	i
Unsecured Term Loan F (5)	—	—	3.11%	January 12, 2025	i
Total unsecured term loans	775,000	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,963)	(3,640)
Total carrying value unsecured term loans, net	771,037	596,360

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,217)	(2,512)
Total carrying value unsecured notes, net	572,783	572,488

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	51,861	53,216	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,709	3,795	4.78%	December 15, 2023	iv
Total mortgage notes	55,570	57,011
Add: Total unamortized fair market value premiums	42	50
Less: Total unamortized deferred financing fees and debt issuance costs	(402)	(501)
Total carrying value mortgage notes, net	55,210	56,560
Total / weighted average interest rate (6)	$1,477,030	$1,325,908	3.58%
(1)Interest rate as of September 30, 2019. At September 30, 2019, the one-month LIBOR (“L”) was 2.01563%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)As of September 30, 2019, one-month LIBOR for the Unsecured Term Loans A, B, C, D, E, and F was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, 2.92%, and 2.11%, respectively.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.6 million and $3.2 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.
(5)Capacity of $200.0 million, which the Company has until July 12, 2020 to draw.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of September 30, 2019 was approximately $616.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $7.6 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2019	2018	2019	2018
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$673	$617	$1,909	$1,698
Facility, unused, and other fees	$348	$275	$1,118	$928

On July 25, 2019, the Company drew $175.0 million of the $175.0 million Unsecured Term Loan E that was entered into on July 26, 2018.

On July 12, 2019, the Company entered into the $200.0 million unsecured Unsecured Term Loan F. As of September 30, 2019, the interest rate on the Unsecured Term Loan F was LIBOR plus a spread of 1.00% based on the Company’s debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan F will mature on January 12, 2025. The Unsecured Term Loan F has a feature that allows the Company to request an increase in the aggregate size of the unsecured term loan of up to $400.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 12, 2020. To the extent that the Company does not request advances of the $200.0 million of aggregate commitments by July 12, 2020, the unadvanced commitments terminate. The Unsecured Term Loan F has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 10, 2019 and is due and payable monthly until the earlier of (i) the date that aggregate commitments of $200.0 million have been fully advanced, (ii) July 12, 2020, and (iii) the date that aggregate commitments have been reduced to zero pursuant to the terms of the agreement. The Company is required to pay an annual administrative agent fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan F. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility. As of September 30, 2019, no amounts were outstanding under the Unsecured Term Loan F.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2019 and December 31, 2018 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $86.0 million and $88.2 million at September 30, 2019 and December 31, 2018, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$78,000	$78,000	$100,500	$100,500
Unsecured term loans	775,000	775,000	600,000	600,000
Unsecured notes	575,000	618,594	575,000	585,292
Mortgage notes	55,570	56,627	57,011	57,289
Total principal amount	1,483,570	$1,528,221	1,332,511	$1,343,081
Add: Total unamortized fair market value premiums	42		50
Less: Total unamortized deferred financing fees and debt issuance costs	(6,582)		(6,653)
Total carrying value	$1,477,030		$1,325,908

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

The following table summarizes the Company’s outstanding interest rate swaps as of September 30, 2019. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$51	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$35	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$16	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(12)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$66	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$128	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$91	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$63	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$38	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(56)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(57)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(982)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(246)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(579)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,181)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,238)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(362)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(364)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(364)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(362)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(723)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(3,229)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(3,232)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(3,232)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,616)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,030)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,029)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(2,032)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(886)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of September 30, 2019 and December 31, 2018.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2019	Fair Value September 30, 2019	Notional Amount December 31, 2018	Fair Value December 31, 2018
Interest rate swaps-Asset	$250,000	$488	$600,000	$9,151
Interest rate swaps-Liability	$850,000	$(24,812)	$300,000	$(4,011)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $3.8 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2019	2018	2019	2018
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$(5,913)	$2,572	$(26,715)	$13,349
Income reclassified from accumulated other comprehensive income (loss) into income as interest expense	$522	$512	$2,726	$538
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$14,053	$12,698	$39,080	$35,602

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2019, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $24.6 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

		Fair Value Measurements as of September 30, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$488	$—	$488	$—
Interest rate swaps-Liability	$(24,812)	$—	$(24,812)	$—

		Fair Value Measurements as ofDecember 31, 2018 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$9,151	$—	$9,151	$—
Interest rate swaps-Liability	$(4,011)	$—	$(4,011)	$—

6. Equity
Preferred Stock

On April 30, 2019, the Company filed Articles of Amendment to its Articles of Amendment and Restatement to increase the number of authorized shares of preferred stock from 15,000,000 to 20,000,000.

The following table summarizes the Company’s outstanding preferred stock issuances as of September 30, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the nine months ended September 30, 2019 and the year ended December 31, 2018.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
September 30	July 15, 2019	$0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.2890625

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500
(1)On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the 6.625% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”). On July 11, 2018, the Company redeemed all of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

On October 15, 2019, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2019 at a quarterly rate of $0.4296875 per share.

Common Stock

On April 30, 2019, the Company filed Articles of Amendment to its Articles of Amendment and Restatement to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 300,000,000.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of September 30, 2019.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$401,137

The following tables summarize the activity under the ATM common stock offering programs during the nine months ended September 30, 2019 and year ended December 31, 2018 (in thousands, except share data).

	Nine months ended September 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	7,022,332	$28.32	$197,074
Total/weighted average	7,022,332	$28.32	$197,074

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2017 $500 million ATM (1)	14,724,614	$26.52	$386,407
Total/weighted average	14,724,614	$26.52	$386,407
(1) This program ended in February 2019.

On September 24, 2019, the Company completed an underwritten public offering of an aggregate 12,650,000 shares of common stock at a price to the underwriters of $28.60 per share, consisting of (i) 5,500,000 shares offered directly by the Company and (ii) 7,150,000 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,650,000 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on September 27, 2019 and the Company received net proceeds from the sale of shares offered directly by the Company of $157.3 million. Subject to the Company's right to elect cash or net share settlement, the Company has the ability to settle the forward sales agreements at any time through scheduled maturity date of the forward sale agreements of September 24, 2020.

On April 1, 2019, the Company completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and the Company received net proceeds of approximately $214.7 million.

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the nine months ended September 30, 2019 and the year ended December 31, 2018.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 15, 2019	September 30, 2019	$0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.072503

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

On October 15, 2019, the Company’s board of directors declared the common stock dividends for the months ending October 31, 2019, November 30, 2019, and December 31, 2019 at a monthly rate of $0.119167 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on January 7, 2019 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2020. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 7, 2019 pursuant to the March 8, 2016 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(78,431)	(2)
Forfeited	(2,589)
Balance at September 30, 2019	220,272
(1)The fair value per share on the grant date of January 7, 2019 and January 5, 2018 was $24.85 and $26.40, respectively.
(2)The Company repurchased and retired 58,697 and 41,975 restricted shares of common stock that vested during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2019 was approximately $3.4 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2019	2018	2019	2018
Vested restricted shares of common stock	—	—	78,431	112,405
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,951	$3,002

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(10,208)	—	(10,208)	N/A
Conversions from LTIP units to Other Common Units	(262,847)	262,847	—	N/A
Redemptions from Other Common Units to common stock	—	(661,082)	(661,082)	N/A
Balance at September 30, 2019	1,707,318	2,054,999	3,762,317	2.8%

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2019 (excluding those LTIP units granted pursuant to the March 8, 2016 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2019
Expected term (years)	10
Expected volatility	19.0%
Expected dividend yield	6.0%
Risk-free interest rate	2.57%
Fair value of LTIP units at issuance (in thousands)	$3,636
LTIP units at issuance	154,649
Fair value unit price per LTIP unit at issuance	$23.51

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(234,330)
Forfeited	(10,208)
Balance at September 30, 2019	370,851

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2019 was approximately $5.5 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Vested LTIP units	2019	2018	2019	2018
Vested LTIP units	29,989	30,949	234,330	342,940
Fair value of vested LTIP units (in thousands)	$884	$851	$6,348	$9,002

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2019.

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

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2019 was approximately $7.0 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2019	2018	2019	2018
Restricted shares of common stock	$447	$406	$1,318	$1,269
LTIP units	901	893	2,687	2,654
Performance units	1,107	838	3,062	2,463
Director compensation (1)	101	99	304	285
Total non-cash compensation expense	$2,556	$2,236	$7,371	$6,671
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2019 and 2018. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three and nine months ended September 30, 2019 included in the accompanying Consolidated Statements of Operations.

	Three months ended September 30,	Nine months ended September 30,
Rental Income (in thousands)	2019	2019
Fixed lease payments	$80,262	$227,337
Variable lease payments	20,189	61,628
Straight-line rental income	3,091	8,667
Net decrease to rental income related to above and below market lease amortization	(1,248)	(3,361)
Total rental income	$102,294	$294,271

As of September 30, 2019, the Company had accrued rental income of approximately $40.2 million included in tenant accounts receivable on the accompanying Consolidated Balance Sheets. As of December 31, 2018, the Company had accrued rental income of approximately $32.4 million, net of allowance for doubtful accounts of approximately $0.8 million, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2019 and December 31, 2018, the Company had approximately $20.5 million and $18.3 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2019 and December 31, 2018, the Company’s total liability associated with these lease security deposits was approximately $9.2 million and $8.4 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.1 million, $13.1 million, $3.8 million and $10.9 million for the three and nine months ended September 30, 2019 and 2018, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2019.

Year (as of September 30, 2019)	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2019	$82,584
2020	$325,907
2021	$285,414
2022	$249,287
2023	$208,011
Thereafter	$761,469

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rents (in thousands)
2019	$299,978
2020	$271,936
2021	$226,970
2022	$188,707
2023	$152,814
Thereafter	$535,192

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 1.5 years to 47.3 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2019.

Operating Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term (years)	35.7
Weighted average discount rate	7.1%

The following table summarizes the operating lease cost recognized during the three and nine months ended September 30, 2019 included in the Company’s Consolidated Statements of Operations.

	Three months ended September 30,	Nine months ended September 30,
Operating Lease Cost (in thousands)	2019	2019
Operating lease cost included in property expense attributable to ground leases	$331	$993
Operating lease cost included in general and administrative expense attributable to corporate office lease	266	799
Total operating lease cost	$597	$1,792

The following table summarizes supplemental cash flow information related to operating leases recognized during the nine months ended September 30, 2019 in the Company’s Consolidated Statements of Cash Flows.

Nine months ended September 30,
Operating Leases (in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,711

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of September 30, 2019.

Year (as of September 30, 2019)	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2019	$571
2020	2,294
2021	1,400
2022	1,107
2023	1,116
Thereafter	48,155
Total lease payments	54,643
Less: Imputed interest	(37,384)
Present value of operating lease liabilities	$17,259
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rental Payments (1) (in thousands)
2019	$2,110
2020	$2,122
2021	$1,227
2022	$935
2023	$944
Thereafter	$45,580
(1)Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

10. Earnings Per Share

During the three and nine months ended September 30, 2019 and 2018, there were 220,284, 218,231, 193,117 and 196,871, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$9,533	$7,237	$27,734	$38,215
Denominator
Weighted average common shares outstanding — basic	127,272	105,783	122,460	101,095
Effect of dilutive securities(1)
Share-based compensation	178	550	254	400
Shares issuable under forward sales agreements	19	—	6	—
Weighted average common shares outstanding — diluted	127,469	106,333	122,720	101,495
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.07	$0.07	$0.23	$0.38
Net income per share attributable to common stockholders — diluted	$0.07	$0.07	$0.23	$0.38
(1)During the three and nine months ended September 30, 2019 and 2018, there were 220, 218, 193 and 197, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $6.0 million as of September 30, 2019 related to construction projects and certain other agreements. As of September 30, 2019, the Company has a development commitment related to a building expansion under a tenant lease of approximately $3.1 million.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•our ability to raise equity capital on attractive terms;

•the competitive environment in which we operate;

•real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•decreased rental rates or increased vacancy rates;

•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants;

•acquisition risks, including our ability to identify and complete accretive acquisitions and/or failure of such acquisitions to perform in accordance with projections;

•the timing of acquisitions and dispositions;

•technological developments, particularly those affecting supply chains and logistics;

•potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•international, national, regional and local economic conditions;

•the general level of interest rates and currencies;

•potential changes in the law or governmental regulations and interpretations of those laws and regulations, including changes in real estate and zoning laws or real estate investment trust (“REIT”) or corporate income tax laws, and potential increases in real property tax rates;

•financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•credit risk in the event of non-performance by the counterparties to the interest rate swaps and revolving and unfunded debt;

•how and when pending forward equity sales may settle;

•lack of or insufficient amounts of insurance;

•our ability to maintain our qualification as a REIT;

•our ability to retain key personnel;

•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of September 30, 2019 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2019, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We define “SL Rent Change” as the percentage change in the average monthly base rent over the term of the lease that commenced during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

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

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over ten years of economic growth, uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In the third quarter of 2019, the federal funds target rate was lowered twice, each by 25 basis points, to a target range of 1.75% to 2.0%. The Federal Reserve has signaled that it will support economic growth as needed. The current economic growth combined with the favorable industrial supply demand balance should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates.
Several industrial specific trends contribute to the expected strong demand, including:

•the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the U.S. as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the U.S.

Our portfolio continues to benefit from historically low availability throughout the national industrial market. As of the most recent data, demand for space continues to support new supply and an accommodative environment for owners. Development activity has steadily increased over the past several years and is now reaching material levels in a growing number of primary industrial markets. Though availability remains historically low, this is a trend we will monitor closely. In addition, currently, the supply remains fairly concentrated in the larger primary industrial markets and we have limited exposure to many of these markets. On the demand side, we note that the quality and availability of labor remains a key focus of tenants making occupancy decisions. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.
Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions and natural disasters, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2019, our Operating Portfolio was approximately 95.6% leased and our SL Rent Change on new and renewal leases together grew approximately 16.5% and 20.1% during the three and nine months ended September 30, 2019, respectively.

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

The following table summarizes our Operating Portfolio leases that commenced during the three and nine months ended September 30, 2019. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended September 30, 2019
New Leases	490,935	$4.43	$4.58	$1.39	19.7%	24.7%	5.2	$0.69
Renewal Leases	1,583,107	$3.87	$4.03	$0.51	8.6%	14.8%	3.8	$0.05
Total/weighted average	2,074,042	$4.01	$4.16	$0.72	10.5%	16.5%	4.2	$0.20
Nine months ended September 30, 2019
New Leases	1,168,842	$3.99	$4.14	$1.55	18.8%	28.2%	5.7	$0.77
Renewal Leases	6,005,521	$4.00	$4.16	$0.67	10.3%	18.9%	4.0	$0.01
Total/weighted average	7,174,363	$3.99	$4.16	$0.82	11.4%	20.1%	4.3	$0.14
(1)We define Total Costs as the costs for improvements of vacant and renewal spaces, as well as the contingent-based legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.
(2)We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage.
(3)Represents the total rental concessions for the entire lease term.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.6% of our annualized base rental revenue will expire during the period from October 1, 2019 to September 30, 2020, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period October 1, 2019 to September 30, 2020, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2019, plus available space, for each of the ten calendar years beginning with 2019 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,461,560	—	—	—
Month-to-month leases	3	149,663	0.2%	$735	0.2%
Remainder of 2019	5	663,727	0.8%	2,651	0.7%
2020	44	7,300,692	8.9%	33,663	9.6%
2021	74	11,654,228	14.3%	50,740	14.3%
2022	71	8,954,925	11.0%	38,675	10.9%
2023	73	11,265,564	13.8%	43,763	12.4%
2024	55	10,507,744	12.9%	44,142	12.5%
2025	33	6,486,218	8.0%	27,023	7.6%
2026	34	5,988,185	7.3%	27,283	7.7%
2027	18	2,619,630	3.2%	12,847	3.6%
2028	24	4,619,199	5.7%	19,552	5.5%
Thereafter	47	11,322,032	13.9%	53,187	15.0%
Total	481	85,993,367	100.0%	$354,261	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of September 30, 2019.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	352	77,360,328	90.0%	95.4%	$314,988	89.0%
Light Manufacturing	66	7,117,929	8.3%	97.9%	33,429	9.4%
Total Operating Portfolio/weighted average	418	84,478,257	98.3%	95.6%	$348,417	98.4%

Value Add	4	1,082,795	1.2%	44.5%	2,637	0.7%
Flex/Office	8	432,315	0.5%	58.1%	3,207	0.9%
Total portfolio/weighted average	430	85,993,367	100.0%	94.8%	$354,261	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2019.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Kansas City, MO	July 10, 2019	304,840	1	13,450
Houston, TX	July 22, 2019	199,903	1	11,287
Charleston/N Charleston, SC	July 22, 2019	88,583	1	7,166
Tampa, FL	August 5, 2019	78,560	1	8,168
Philadelphia, PA	August 6, 2019	120,000	1	10,880
Milwaukee/Madison, WI	August 16, 2019	224,940	3	13,981
Houston, TX	August 19, 2019	45,000	1	6,190
West Michigan, MI	August 19, 2019	210,120	1	10,407
Pittsburgh, PA	August 21, 2019	410,389	1	31,219
Boston, MA	August 22, 2019	80,100	1	14,253
Las Vegas, NV	August 27, 2019	80,422	2	12,602
Nashville, TN	August 29, 2019	348,880	1	20,267
Columbia, SC	August 30, 2019	200,000	1	13,670
Pittsburgh, PA	September 6, 2019	138,270	1	9,323
Omaha/Council Bluffs, NE-IA	September 11, 2019	128,200	2	8,509
Pittsburgh, PA	September 16, 2019	315,634	1	28,712
Memphis, TN	September 19, 2019	1,135,453	1	50,941
Memphis, TN	September 26, 2019	629,086	1	31,542
Three months ended September 30, 2019		4,738,380	22	302,567
Nine months ended September 30, 2019		10,131,815	46	$748,088
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the nine months ended September 30, 2019, we sold six buildings and two land parcels comprised of approximately 1.1 million rentable square feet with a net book value of approximately $20.4 million to third parties. Net proceeds from the sales of rental property were approximately $23.7 million and we recognized the full gain on the sales of rental property, net, of approximately $3.3 million for the nine months ended September 30, 2019.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2019.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.0%
Chicago, IL	7.3%
Greenville/Spartanburg, SC	5.7%
Pittsburgh, PA	4.8%
Milwaukee/Madison, WI	4.1%
Detroit, MI	3.9%
Minneapolis/St Paul, MN	3.3%
Houston, TX	3.2%
Charlotte, NC	2.9%
Cincinnati/Dayton, OH	2.7%
Boston, MA	2.7%
West Michigan, MI	2.6%
Columbus, OH	2.5%
El Paso, TX	2.4%
Westchester/So Connecticut, CT/NY	1.9%
Raleigh/Durham, NC	1.7%
Cleveland, OH	1.7%
Memphis, TN	1.6%
Baltimore, MD	1.5%
Dallas/Ft Worth, TX	1.4%
Total	66.9%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2019.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	11.9%
Air Freight & Logistics	8.6%
Commercial Services & Supplies	7.5%
Containers & Packaging	6.2%
Machinery	5.1%
Household Durables	5.0%
Building Products	4.8%
Food Products	4.5%
Food & Staples Retailing	3.6%
Electrical Equipment	3.5%
Household Products	3.4%
Beverages	3.1%
Internet & Direct Mkt Retail	3.0%
Textiles, Apparel, Luxury Good	2.0%
Media	1.9%
Metals & Mining	1.9%
Electronic Equip, Instruments	1.8%
Specialty Retail	1.8%
Chemicals	1.7%
Pharmaceuticals	1.7%
Total	83.0%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2019.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
General Service Administration	1	2.0%
Amazon	2	1.6%
XPO Logistics, Inc.	4	1.3%
DHL Supply Chain	5	1.1%
Yanfeng US Automotive Interior	3	1.1%
Solo Cup	1	1.1%
TriMas Corporation	4	1.1%
Ford Motor Company	1	0.9%
FedEx Corporation	3	0.9%
WestRock Company	6	0.8%
Kenco Logistic Services, LLC	2	0.8%
Generation Brands	1	0.8%
Carolina Beverage Group	2	0.8%
Perrigo Company	2	0.8%
Emerson Electric	2	0.7%
Quoizel, Inc.	1	0.7%
Schneider Electric USA, Inc.	3	0.7%
American Tire Distributors Inc	4	0.7%
Coca-Cola Refreshments USA Inc	2	0.6%
Medline Industries, Inc.	1	0.6%
Total	50	19.1%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting policies and estimates.

On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842); see Note 2 in the accompanying Notes to Consolidated Financial Statements under “New Accounting Standards and Reclassifications.”

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2017. On September 30, 2019, we owned 317 industrial buildings consisting of approximately 63.2 million square feet, which represents approximately 73.5% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.9% to 94.6% as of September 30, 2019 compared to 96.5% as of September 30, 2018.

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$75,376	$75,002	$374	0.5%	$23,611	$10,922	$3,307	$2,753	$102,294	$88,677	$13,617	15.4%
Other income	55	255	(200)	(78.4)%	72	14	—	—	127	269	(142)	(52.8)%
Total operating revenue	75,431	75,257	174	0.2%	23,683	10,936	3,307	2,753	102,421	88,946	13,475	15.1%
Expenses
Property	13,796	13,713	83	0.6%	3,078	2,235	1,283	1,164	18,157	17,112	1,045	6.1%
Net operating income (1)	$61,635	$61,544	$91	0.1%	$20,605	$8,701	$2,024	$1,589	84,264	71,834	12,430	17.3%
Other expenses
General and administrative									8,924	8,911	13	0.1%
Depreciation and amortization									46,908	44,355	2,553	5.8%
Loss on impairments									4,413	—	4,413	100.0%
Other expenses									458	223	235	105.4%
Total other expenses									60,703	53,489	7,214	13.5%
Total expenses									78,860	70,601	8,259	11.7%
Other income (expense)
Interest and other income									12	3	9	300.0%
Interest expense									(14,053)	(12,698)	(1,355)	10.7%
Loss on extinguishment of debt									—	(13)	13	(100.0)%
Gain on the sales of rental property, net									1,670	3,239	(1,569)	(48.4)%
Total other income (expense)									(12,371)	(9,469)	(2,902)	30.6%
Net income									$11,190	$8,876	$2,314	26.1%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $2.3 million or 26.1% to $11.2 million for the three months ended September 30, 2019, compared to $8.9 million for the three months ended September 30, 2018.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $0.4 million or 0.5% to $75.4 million for the three months ended September 30, 2019 compared to $75.0 million for the three months ended September 30, 2018.

Same store lease income increased by $0.2 million or 0.4% to $64.0 million for the three months ended September 30, 2019 compared to $63.8 million for the three months ended September 30, 2018. Approximately $1.7 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. This increase was partially offset by an approximately $1.5 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $0.2 million or 1.1% to $11.4 million for the three months ended September 30, 2019 compared to $11.2 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $0.4 million. This increase was partially offset by a decrease of approximately $0.2 million related to tenant specific billings that occurred during the three months ended September 30, 2019 that did not recur during the three months ended September 30, 2018.

Same store other income decreased by $0.2 million or 78.4% to $0.1 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. This decrease is primarily the result of income received in 2018 for settlements or other sums received from former tenants which did not recur in 2019.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $0.1 million or 0.6% to $13.8 million for the three months ended September 30, 2019 compared to $13.7 million for the three months ended September 30, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $0.2 million and an increase in repairs and maintenance expense of approximately $0.3 million. These increases were partially offset by decreases in insurance expense of approximately $0.3 million and utility expense of approximately $0.1 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 95 buildings consisting of approximately 19.6 million square feet (excluding four buildings that were included in the Value Add Portfolio at September 30, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 25 buildings and two land parcels consisting of approximately 5.0 million square feet. For the three months ended September 30, 2019 and 2018, the buildings acquired after December 31, 2017 contributed approximately $20.7 million and $5.9 million to NOI, respectively. For the three months ended September 30, 2019 and 2018, the buildings sold after December 31, 2017 contributed approximately $(0.1) and $2.8 million to NOI, respectively.

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

At September 30, 2019, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, four buildings in our Value Add Portfolio consisting of approximately 1.1 million square feet, and six buildings consisting of approximately 1.7 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $2.0 million and $1.9 million to NOI for the three months ended September 30, 2019 and 2018, respectively. Additionally, there was approximately $(16,000) and $(0.3) million of termination adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2019 and 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $7.2 million or 13.5% for the three months ended September 30, 2019 to $60.7 million compared to $53.5 million for the three months ended September 30, 2018. This is primarily a result of an increase in loss on impairments of approximately $4.4 million related to the property in Belfast, ME that is in our flex/office building portfolio, as well as an increase in depreciation and amortization of approximately $2.6 million due to an increase in the depreciable asset base as a result of net acquisitions.

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

Total other expense increased $2.9 million or 30.6% for the three months ended September 30, 2019 to $12.4 million compared $9.5 million for the three months ended September 30, 2018. This increase is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $1.6 million. This increase is also attributable to an increase in interest expense of approximately $1.4 million which was primarily attributable to the funding of an unsecured term loans on July 27, 2018 and July 25, 2019 and a higher average unsecured credit facility balance during the three months ended September 30, 2019 as compared the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$226,878	$222,636	$4,242	1.9%	$57,960	$25,327	$9,433	$8,707	$294,271	$256,670	$37,601	14.6%
Other income	394	787	(393)	(49.9)%	104	243	—	3	498	1,033	(535)	(51.8)%
Total operating revenue	227,272	223,423	3,849	1.7%	58,064	25,570	9,433	8,710	294,769	257,703	37,066	14.4%
Expenses
Property	42,585	40,326	2,259	5.6%	8,080	6,752	3,958	3,657	54,623	50,735	3,888	7.7%
Net operating income (1)	$184,687	$183,097	$1,590	0.9%	$49,984	$18,818	$5,475	$5,053	240,146	206,968	33,178	16.0%
Other expenses
General and administrative									26,723	25,637	1,086	4.2%
Depreciation and amortization									133,844	125,221	8,623	6.9%
Loss on impairments									9,757	2,934	6,823	232.5%
Other expenses									1,284	864	420	48.6%
Total other expenses									171,608	154,656	16,952	11.0%
Total expenses									226,231	205,391	20,840	10.1%
Other income (expense)
Interest and other income									30	16	14	87.5%
Interest expense									(39,080)	(35,602)	(3,478)	9.8%
Loss on extinguishment of debt									—	(13)	13	(100.0)%
Gain on the sales of rental property, net									3,261	32,276	(29,015)	(89.9)%
Total other income (expense)									(35,789)	(3,323)	(32,466)	977.0%
Net income									$32,749	$48,989	$(16,240)	(33.2)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $16.2 million or 33.2% to $32.7 million for the nine months ended September 30, 2019 compared to $49.0 million for the nine months ended September 30, 2018.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $4.2 million or 1.9% to $226.9 million for the nine months ended September 30, 2019 compared to $222.6 million for the nine months ended September 30, 2018.

Same store lease income increased by $2.0 million or 1.1% to $191.3 million for the nine months ended September 30, 2019 compared to $189.3 million for the nine months ended September 30, 2018. Approximately $5.8 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.3 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $4.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $2.2 million or 6.6% to $35.5 million for the nine months ended September 30, 2019 compared to $33.3 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $2.4 million. This increase was partially offset by a decrease of approximately $0.2 million related to tenant specific billings that occurred during the nine months ended September 30, 2019 that did not recur during the nine months ended September 30, 2018.

Same store other income decreased by $0.4 million or 49.9% to $0.4 million for the nine months ended September 30, 2019 compared to $0.8 million for the nine months ended September 30, 2018. This decrease is primarily the result of income received in 2018 for settlements or other sums received from former tenants which did not recur in 2019.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $2.3 million or 5.6% to $42.6 million for the nine months ended September 30, 2019 compared to $40.3 million for the nine months ended September 30, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $2.8 million, an increase in snow removal and other expenses of approximately $0.5 million, and an increase in repairs and maintenance expense of approximately $0.4 million. These increases were partially offset by a decrease in insurance and utility expenses of approximately $1.4 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 95 buildings consisting of approximately 19.6 million square feet (excluding four buildings that were included in the Value Add Portfolio at September 30, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 25 buildings and two land parcels consisting of approximately 5.0 million square feet. For the nine months ended September 30, 2019 and September 30, 2018, the buildings acquired after December 31, 2017 contributed approximately $49.9 million and $9.0 million to NOI, respectively. For the nine months ended

September 30, 2019 and September 30, 2018, the buildings sold after December 31, 2017 contributed approximately $0.1 million and $9.8 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2019, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, four buildings in our Value Add Portfolio consisting of approximately 1.1 million square feet, and six buildings consisting of approximately 1.7 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $5.7 million and $5.4 million to NOI for the nine months ended September 30, 2019 and September 30, 2018, respectively. Additionally, there was $(0.2) million and $(0.3) million of termination adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $17.0 million or 11.0% to $171.6 million for the nine months ended September 30, 2019 compared to $154.7 million for the nine months ended September 30, 2018. This is primarily a result of an increase in depreciation and amortization of approximately $8.6 million as a result of net acquisitions that increased the depreciable asset base, as well as an increase of approximately $6.8 million in loss on impairments. General and administrative expenses increased by approximately $1.1 million primarily due to increases in compensation and other payroll costs.

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

Total other expense increased $32.5 million or 977.0% to $35.8 million for the nine months ended September 30, 2019 compared to $3.3 million for the nine months ended September 30, 2018. This increase is primarily the result of a decrease in the gain on the sales of rental property, net of approximately $29.0 million. This increase is also attributable to an increase in interest expense of approximately $3.5 million which was primarily attributable to the funding of unsecured term loans on March 28, 2018, July 27, 2018, and July 25, 2019, and the funding of unsecured notes on June 13, 2018 during the nine months ended September 30, 2019 as compared the nine months ended September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2019	2018	2019	2018
Net income	$11,190	$8,876	$32,749	$48,989
Rental property depreciation and amortization	46,834	44,281	133,622	124,999
Loss on impairments	4,413	—	9,757	2,934
Gain on the sales of rental property, net	(1,670)	(3,239)	(3,261)	(32,276)
FFO	60,767	49,918	172,867	144,646
Preferred stock dividends	(1,289)	(1,289)	(3,867)	(6,315)
Redemption of preferred stock	—	—	—	(2,661)
Amount allocated to restricted shares of common stock and unvested units	(218)	(172)	(697)	(587)
FFO attributable to common stockholders and unit holders	$59,260	$48,457	$168,303	$135,083

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2019	2018	2019	2018
Net income	$11,190	$8,876	$32,749	$48,989
General and administrative	8,924	8,911	26,723	25,637
Transaction costs	94	94	247	170
Depreciation and amortization	46,908	44,355	133,844	125,221
Interest and other income	(12)	(3)	(30)	(16)
Interest expense	14,053	12,698	39,080	35,602
Loss on impairments	4,413	—	9,757	2,934
Loss on extinguishment of debt	—	13	—	13
Other expenses	364	129	1,037	694
Gain on the sales of rental property, net	(1,670)	(3,239)	(3,261)	(32,276)
Net operating income	$84,264	$71,834	$240,146	$206,968

Cash Flows

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

The following table summarizes our cash flows for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2019	2018	$	%
Net cash provided by operating activities	$174,930	$148,610	$26,320	17.7%
Net cash used in investing activities	$765,675	$393,250	$372,425	94.7%
Net cash provided by financing activities	$577,476	$227,766	$349,710	153.5%

Net cash provided by operating activities increased $26.3 million to $174.9 million for the nine months ended September 30, 2019 compared to $148.6 million for the nine months ended September 30, 2018. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2018, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2018 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $372.4 million to $765.7 million for the nine months ended September 30, 2019 compared to $393.3 million for the nine months ended September 30, 2018. The increased cash outflow was primarily due to the acquisition of 46 buildings for a total cash consideration of approximately $748.0 million for the nine months ended September 30, 2019 compared to the acquisition of 36 buildings for a total cash consideration of approximately $458.4 million for the nine months ended September 30, 2018. The increase is also attributable to a decrease in net proceeds from the sales of rental property, net related to the disposition of six buildings and two land parcels during the nine months ended September 30, 2019 for net proceeds of approximately $23.7 million, compared to the nine months ended September 30, 2018 where we sold 11 buildings for net proceeds of approximately $89.4 million.

Net cash provided by financing activities increased $349.7 million to $577.5 million for the nine months ended September 30, 2019 compared to $227.8 million for the nine months ended September 30, 2018. The increase is primarily attributable to an increase of net proceeds from the sales of common stock of approximately $295.1 million and a decrease of net cash outflow on our unsecured credit facility of approximately $153.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Additionally, the increase is also attributable to a decrease in cash used for the redemption of preferred stock of $70.0 million during the nine months ended September 30, 2018 which did not recur during the nine months ended September 30, 2019, and an increase of proceeds from unsecured term loans of approximately $25.0 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were partially offset by a decrease in proceeds from unsecured term notes of $175.0 million and an approximately $22.2 million increase in dividends paid during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

As of September 30, 2019, we had total immediate liquidity of approximately $622.5 million, comprised of $6.5 million of cash and cash equivalents and $616.0 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the nine months ended September 30, 2019.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 15, 2019	September 30, 2019	$0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.072503

On October 15, 2019, our board of directors declared the common stock dividends for the months ending October 31, 2019, November 30, 2019, and December 31, 2019 at a monthly rate of $0.119167 per share of common stock.

During the nine months ended September 30, 2019, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the nine months ended September 30, 2019.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
September 30	July 15, 2019	$0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.2890625

On October 15, 2019, our board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2019 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2019

Loan	Principal Outstanding as of September 30, 2019 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$78,000	L + 0.90%	January 15, 2023	i
Total unsecured credit facility	78,000

Unsecured term loans:
Unsecured Term Loan C	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	2.70%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F (5)	—	3.11%	January 12, 2025	i
Total unsecured term loans	775,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,963)
Total carrying value unsecured term loans, net	771,037

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,217)
Total carrying value unsecured notes, net	572,783

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	51,861	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,709	4.78%	December 15, 2023	iv
Total mortgage notes	55,570
Add: Total unamortized fair market value premiums	42
Less: Total unamortized deferred financing fees and debt issuance costs	(402)
Total carrying value mortgage notes, net	55,210
Total / weighted average interest rate (6)	$1,477,030	3.58%

(1)Interest rate as of September 30, 2019. At September 30, 2019, the one-month LIBOR (“L”) was 2.01563%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)As of September 30, 2019, one-month LIBOR for the Unsecured Term Loans A, B, C, D, E, and F was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, 2.92%, and 2.11%, respectively.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million.
(5)Capacity of $200.0 million, which we have until July 12, 2020 to draw.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of September 30, 2019 was approximately $616.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On July 25, 2019, we drew $175.0 million of the $175.0 million Unsecured Term Loan E that was entered into on July 26, 2018.

On July 12, 2019, we entered into the $200.0 million Unsecured Term Loan F. As of September 30, 2019, the interest rate on the Unsecured Term Loan F was LIBOR plus a spread of 1.00% based on the Company's debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan F will mature on January 12, 2025. The Unsecured Term Loan F has a feature that allows us to request an increase in the aggregate size of the unsecured term loan of up to $400.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows us to draw up to six advances of at least $25.0 million each until July 12, 2020. To the extent that we do not request advances of the $200.0 million of aggregate commitments by July 12, 2020, the unadvanced commitments terminate. The Unsecured Term Loan F has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 10, 2019 and is due and payable monthly until the earlier of (i) the date that commitments of $200.0 million have been fully advanced, (ii) July 12, 2020, and (iii) the date that commitments of $200.0 million have been reduced to zero pursuant to the terms of the agreement. We are required to pay an annual fee of $35,000. We and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan F. The agreement also contains financial and other covenants substantially similar to the covenants in our unsecured credit facility. As of September 30, 2019, there were no amounts outstanding under the Unsecured Term Loan F.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2019, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of September 30, 2019.

Debt Capital Structure	September 30, 2019
Total principal outstanding (in thousands)	$1,483,570
Weighted average duration (years)	4.0
% Secured debt	4%
% Debt maturing next 12 months	10%
Net Debt to Real Estate Cost Basis (1)	35%
(1)We define Net Debt as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. We define Real Estate Cost Basis as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

Equity

Preferred Stock

The following table summarizes our outstanding preferred stock issuances as of September 30, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

On April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our preferred stock from 15,000,000 to 20,000,000.

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering programs as of September 30, 2019. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$401,137

On April 30, 2019, we filed Articles of Amendment to our Articles of Amendment and Restatement to increase the number of authorized shares of our common stock from 150,000,000 to 300,000,000.

The following table summarizes the activity for the ATM common stock offering programs during the three and nine months ended September 30, 2019 (in thousands, except share data).

	Three months ended September 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	875,129	$30.39	$26,326
Total/weighted average	875,129	$30.39	$26,326

	Nine months ended September 30, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	7,022,332	$28.32	$197,074
Total/weighted average	7,022,332	$28.32	$197,074

On September 24, 2019, we completed an underwritten public offering of an aggregate 12,650,000 shares of common stock at a price to the underwriters of $28.60 per share, consisting of (i) 5,500,000 shares offered directly by us and (ii) 7,150,000 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,650,000 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on September 27, 2019 and we received net proceeds from the sale of shares offered directly by us of $157.3 million. Subject to our right to elect cash or net share settlement, we expect to settle the forward sales agreements and receive proceeds, subject to certain adjustments, from the sale of the those shares of common stock upon one or more such physical settlements within approximately six months from the date of the prospectus supplement relating to the offering, earlier than the scheduled maturity date of the forward sale agreements of September 24, 2020.

On April 1, 2019, we completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and we received net proceeds of approximately $214.7 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2019, we owned approximately 97.2% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.8%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of September 30, 2019.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$51	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$35	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$16	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(12)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$66	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$128	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$91	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$63	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$38	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(56)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(57)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(982)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(246)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(579)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,181)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,238)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(362)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(364)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(364)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(362)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(723)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(3,229)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(3,232)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(3,232)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,616)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,030)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,029)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(2,032)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(886)	1.7165%	One-month L	Jan-15-2025

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2019, the fair value of eight of our interest rate swaps were in an asset position of approximately $0.5 million and the fair value of 21 of our interest rate swaps were in a liability position of approximately $24.8 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2019, we had $853.0 million of variable rate debt. As of September 30, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2019, we had letters of credit related to development projects and certain other agreements of approximately $6.0 million and a development commitment related to a building expansion under a tenant lease of approximately $3.1 million. As of September 30, 2019, we had no other material off-balance sheet arrangements.

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

As of September 30, 2019, we had $853.0 million of variable rate debt outstanding. As of September 30, 2019, all of our outstanding variable rate debt, with the exception of $78.0 million outstanding under our unsecured credit facility, was fixed with interest rate swaps. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $78.0 million on our unsecured credit facility (the portion outstanding at September 30, 2019 not fixed by interest rate swaps) for the nine months ended September 30, 2019, our interest expense would have increased by approximately $0.6 million for the nine months ended September 30, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2019, the Operating Partnership issued 45,815 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended September 30, 2019, we issued 207,152 shares of common stock upon redemption of 207,152 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended September 30, 2019, if any, have previously been disclosed in filings with the SEC.

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

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

(1) Incorporated by reference to STAG Industrial, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 30, 2019	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)