Form 10-K
period 2019-12-31
STAG Industrial, Inc.
filed 2020-02-12
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STAG	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	STAG-PC	New York Stock Exchange
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,815 million based on the closing price on the New York Stock Exchange as of June 28, 2019.
Number of shares of the registrant’s common stock outstanding as of February 10, 2020: 148,692,554
Number of shares of 6.875% Series C Cumulative Redeemable Preferred Stock as of February 10, 2020: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

•	credit risk in the event of non-performance by the counterparties to the interest rate swaps and revolving and unfunded debt;

•	how and when pending forward equity sales may settle;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	our ability to retain key personnel;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of December 31, 2019 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2019, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We define “Stabilization” for properties being redeveloped as the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

We define the “Operating Portfolio” as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets, assets contained in the Value Add Portfolio, and assets classified at held for sale.

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

We define “Renewal Lease” as a lease signed by an existing tenant to extend the term for 12 months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration, or (iii) an early renewal or workout, which ultimately does extend the original term for 12 months or more.

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

As of December 31, 2019, we owned 450 buildings in 38 states with approximately 91.4 million rentable square feet, consisting of 365 warehouse/distribution buildings, 69 light manufacturing buildings, eight flex/office buildings, six Value Add Portfolio buildings, and two buildings classified as held for sale. We own both single- and multi-tenant properties, although we focus on the former. As of December 31, 2019, our buildings were approximately 95.0% leased to 414 tenants, with no single tenant accounting for more than approximately 1.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.1% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
As of December 31, 2019, our Operating Portfolio was approximately 96.6% leased and our SL Rent Change on new and renewal leases together grew approximately 18.2% and 15.2% during the years ended December 31, 2019 and 2018, respectively and our Cash Rent Change on new and renewal leases together grew approximately 10.0% and 7.9% during the years ended December 31, 2019 and 2018, respectively.
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
We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2019, we owned approximately 97.5% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 2.5%. We completed our initial public offering of common stock and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

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

•
Other institutional, industrial real estate buyers tend to focus on properties and portfolios in a select few primary markets. In contrast, we focus on individual properties across many markets. As a result, our typical competitors are local investors who often do not have the same access to debt or equity capital as us. In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.

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

Competition

In acquiring our target properties, we compete primarily with local or regional operators due to the smaller, single asset (versus portfolio) focus of our acquisition strategy. From time to time we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, and private real estate funds. Local real estate investors historically have represented our predominant competition for deals and they typically do not have the same access to capital that we do as a publicly traded institution. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants.

Operating Segments

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. See Note 2 in the accompanying Notes to Consolidated Financial Statements under “Segment Reporting.”

Employees

As of December 31, 2019, we employed 72 employees. None of our employees are represented by a labor union.

Our Corporate Structure

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an UPREIT; our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our Operating Partnership is the umbrella partnership. We own a majority, but not all, of the Operating Partnership. We also wholly own the sole general partner (the manager) of the Operating Partnership. Substantially all of our assets are held in, and substantially all of our operations are conducted through, the Operating Partnership. Shares of our common stock are traded on the NYSE under the symbol “STAG.” The limited partnership interests in the Operating Partnership, which we sometimes refer to as “common units,” are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below. Our UPREIT structure allows us to acquire properties on a tax-deferred basis by issuing common units in exchange for the property.

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

The following is a simplified diagram of our UPREIT structure at December 31, 2019.

Public stockholders
(including officers
and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties
(including officers
and directors)
96.5% Limited Partner
STAG Industrial
GP, LLC
2.5% Limited Partner
1% General Partner
STAG Industrial
Operating Partnership, L.P.
(the "Operating Partnership")
100%
Property subsidiaries

Additional Information
Our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777.
Our website is www.stagindustrial.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission (“SEC”) are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. Also posted on our website, and available in print upon request, are charters of each committee of the board of directors, our code of business conduct and ethics and our corporate governance guidelines. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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
As of December 31, 2019, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
Adverse economic conditions may adversely affect our operating results and financial condition.
Our operating results and financial condition may be affected by market and economic challenges and uncertainties, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties are located or our tenants conduct business, or by the real estate industry, including the following:

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
Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operating results and financial condition could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.
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
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. See our “Geographic Diversification” table in Item 2, “Properties” for details of geographic concentration of our properties. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.
We are subject to industry concentrations that make us susceptible to adverse events with respect to certain industries.
We are subject to certain industry concentrations with respect to our properties. See our “Industry Diversification” table in Item 2, “Properties” for details of industry concentration of our properties. Such industries are subject to specific risks that could result in downturns within the industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants who are involved in such industries. If any of these tenants is unable to withstand such downturn or is otherwise unable to compete effectively in its business, it may be forced to declare bankruptcy, fail to meet its rental obligations, seek rental concessions or be unable to enter into new leases, which could materially and adversely affect us.

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
Of the properties in our portfolio at December 31, 2019, 261 buildings totaling approximately 54.4 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.
We face risks associated with system failures through security breaches or cyber-attacks, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks, computer viruses, attachments to e-mails, phishing schemes, persons inside our organization or persons with access to systems inside of our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures, to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to mitigate this risk entirely. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
We depend on key personnel; the loss of their full service could adversely affect us.
Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. While we have entered into employment contracts with our executive officers, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. As of December 31, 2019, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel.
We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.
Our growth will depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms and acquisitions may not perform as we expect.
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
The employment agreements with our executive officers provide that each executive officer may terminate his employment and, under certain conditions, receive severance based on two or three times (depending on the executive officer) the annual total of salary and bonus and immediate vesting of equity-based awards. In addition, in the case of certain terminations, executive officers would not be restricted from competing with us after their departure.
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
Our board of directors has the general authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•
amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations;

•	amend our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements;

•
within the limits provided in our charter, prevent the ownership, transfer and accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for monetary damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
The number of shares of our common stock available for future sale, including by our affiliates or investors in our Operating Partnership, could adversely affect the market price of our common stock, and future sales by us of shares of our common stock may be dilutive to existing stockholders.
Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of common units or exercise of any options, or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2011 Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of our common stock. The existence of shares of our common stock reserved for issuance under the 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common and preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our board of directors has authorized us to issue shares of common stock in our “at-the-market” program under such registration statement. We may also enter into forward sale agreements under our “at-the-market” program or in follow-on offerings from time to time. Settlement provisions contained in any forward sale agreement could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations. In addition, in the case of our bankruptcy or insolvency, any forward sale agreement will automatically terminate, and we would not receive the expected proceeds from the sale of our common stock under such agreement. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.
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
The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic climate;

•	the attractiveness of our properties to potential tenants;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, drones, robotics, 3D printing, online marketplaces for industrial space, or other developments;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	changes in operating costs and expenses and our ability to control rents;

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
Our results of operations, cash flows, cash available for distribution, and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. As of December 31, 2019, leases with respect to approximately 32.3% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2022. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, the number of vacant or partially vacant industrial properties in a market or sub-market could adversely affect our ability to re‑lease the space at attractive rental rates.
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
Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax basis and the costs of improvements made to these properties, and other items that enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
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

We are exposed to the potential impacts of future climate change and climate-change related risks.
We are exposed to potential physical risks from any changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. We may be harmed with respect to any real estate development or redevelopment by potential changes to the supply chain or stricter energy efficiency standards for industrial buildings. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for industrial space and our inability to operate our buildings. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy, building materials and snow removal at our properties. In addition, compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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
As of December 31, 2019, we had total outstanding debt of approximately $1.7 billion, including $246.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”), or its replacement would raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by developments in the London Inter-bank Offered Rate (“LIBOR”) market, changes in the methods in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2019, approximately 61.8% or $1.0 billion of our outstanding debt outstanding was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the

Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and a number of industry groups are developing transition plans to SOFR as the new market benchmark.
We are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other authorities or institutions in the methods used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase in LIBOR, a delay in the publication of LIBOR, higher interest obligations arising from such successor benchmark and changes in the rules or methodologies for determining LIBOR in the overall debt capital markets, which may discourage market participants from continuing to administer or to participate in variable rate debt tied to LIBOR or such successor benchmark. If  LIBOR as determined in accordance with the terms of our particular debt is no longer available, whether before or after 2021, the interest rates on such debt would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. As a result, there can be no assurance that any of the aforementioned developments or changes will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us, which currently would be limited by our relatively low exposure to variable rate LIBOR-based debt.
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

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may adversely impact our financial condition.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

We may be subject to adverse legislative or regulatory tax changes.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or may reduce the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. Additional changes to the tax laws are likely to continue to occur. We cannot predict the long-term effect of any recent changes or any future changes on REITs and their stockholders.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2019, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama
	Montgomery	1	Warehouse / Distribution	332,000
	Phenix City	1	Warehouse / Distribution	117,568
Arkansas
	Rogers	1	Warehouse / Distribution	400,000
Arizona
	Avondale	1	Warehouse / Distribution	186,643
	Tucson	1	Warehouse / Distribution	129,047
California
	Camarillo	2	Warehouse / Distribution	732,606
	Sacramento	1	Warehouse / Distribution	147,840
	San Diego	1	Warehouse / Distribution	205,440
Colorado
	Grand Junction	1	Warehouse / Distribution	82,800
	Johnstown	1	Warehouse / Distribution	132,194
	Longmont	1	Light Manufacturing	64,750
Connecticut
	Avon	1	Light Manufacturing	78,400
	East Windsor	2	Warehouse / Distribution	271,111
	Milford	1	Warehouse / Distribution	200,000
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000
Delaware
	New Castle	1	Warehouse / Distribution	485,987
Florida
	Daytona Beach	1	Light Manufacturing	142,857
	Jacksonville	5	Warehouse / Distribution	1,256,750
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Light Manufacturing	215,900
	Orlando	1	Warehouse / Distribution	155,000
	Pensacola	1	Flex / Office	30,620
	Tampa	1	Warehouse / Distribution	78,560
Georgia
	Augusta	1	Warehouse / Distribution	203,726
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	2	Warehouse / Distribution	799,200
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,300
	Shannon	1	Warehouse / Distribution	568,516

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,680
	Stone Mountain	1	Warehouse / Distribution	78,000
Idaho
	Idaho Falls	1	Warehouse / Distribution	90,300
Illinois
	Batavia	1	Warehouse / Distribution	102,500
	Belvidere	9	Warehouse / Distribution	1,364,222
	DeKalb	1	Warehouse / Distribution	146,740
	Gurnee	2	Warehouse / Distribution	562,500
	Harvard	1	Light Manufacturing	126,304
	Itasca	1	Warehouse / Distribution	202,000
	Libertyville	1	Warehouse / Distribution	251,961
	Libertyville	1	Flex / Office	35,141
	Lisle	1	Light Manufacturing	105,925
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Sauk Village	1	Warehouse / Distribution	375,785
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	5	Light Manufacturing	305,874
	West Chicago	1	Warehouse / Distribution	249,470
	Wood Dale	1	Light Manufacturing	137,607
	Woodstock	1	Light Manufacturing	129,803
Indiana
	Albion	7	Light Manufacturing	261,013
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	1	Warehouse / Distribution	446,500
	Kendallville	1	Light Manufacturing	58,500
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	3	Warehouse / Distribution	2,065,393
	Marion	1	Warehouse / Distribution	249,920
	Portage	2	Warehouse / Distribution	786,249
	South Bend	1	Warehouse / Distribution	225,000
Iowa
	Ankeny	1	Warehouse / Distribution	200,011
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	1	Warehouse / Distribution	121,922
	Marion	1	Warehouse / Distribution	95,500
Kansas
	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	3	Warehouse / Distribution	581,059
	Olathe	2	Warehouse / Distribution	725,839
	Wichita	3	Warehouse / Distribution	248,550
Kentucky
	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	2	Warehouse / Distribution	641,136
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	2	Warehouse / Distribution	497,820
	Walton	1	Warehouse / Distribution	224,921
Louisiana
	Baton Rouge	3	Warehouse / Distribution	532,036
	Shreveport	1	Warehouse / Distribution	420,259
Maine
	Belfast	5	Flex / Office	306,554
	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Lewiston	1	Flex / Office	60,000
	Portland	1	Warehouse / Distribution	100,600
Maryland
	Elkridge	1	Warehouse / Distribution	167,410
	Hampstead	1	Warehouse / Distribution	1,035,249
	White Marsh	1	Warehouse / Distribution	60,000

Massachusetts
	Chicopee	1	Warehouse / Distribution	217,000
	Malden	2	Light Manufacturing	109,943
	Middleborough	1	Light Manufacturing	80,100
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Stoughton	2	Warehouse / Distribution	258,213
	Taunton	1	Warehouse / Distribution	349,870
	Westborough	1	Warehouse / Distribution	121,700

Michigan
	Belleville	1	Light Manufacturing	160,464
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	1	Warehouse / Distribution	301,317
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	1	Warehouse / Distribution	210,120
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	135,728
	Romulus	1	Light Manufacturing	274,500
	Romulus	1	Warehouse / Distribution	303,760
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	2	Warehouse / Distribution	422,377
	Zeeland	1	Warehouse / Distribution	230,200
Minnesota
	Carlos	1	Light Manufacturing	196,270
	Blaine	1	Warehouse / Distribution	248,816
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720
	Eagan	1	Warehouse / Distribution	276,550
	Maple Grove	1	Warehouse / Distribution	108,628
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348
	Oakdale	2	Warehouse / Distribution	210,044
	Plymouth	3	Warehouse / Distribution	357,085
	Rogers	1	Warehouse / Distribution	386,724
	Savage	1	Warehouse / Distribution	244,050
	Shakopee	1	Light Manufacturing	136,589
	South Saint Paul	1	Warehouse / Distribution	422,727
Missouri
	Earth City	1	Warehouse / Distribution	116,783
	Fenton	1	Warehouse / Distribution	127,464
	Hazelwood	1	Warehouse / Distribution	305,550
	O'Fallon	2	Warehouse / Distribution	186,854
Nebraska
	Omaha	3	Warehouse / Distribution	365,832
Nevada
	Las Vegas	1	Light Manufacturing	122,472

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Las Vegas	1	Warehouse / Distribution	34,916
	Paradise	2	Light Manufacturing	80,422
	Reno	1	Light Manufacturing	87,264
	Sparks	1	Warehouse / Distribution	161,986
New Hampshire
	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391
New Jersey
	Branchburg	1	Warehouse / Distribution	113,973
	Burlington	2	Warehouse / Distribution	1,552,121
	Franklin Township	1	Warehouse / Distribution	183,000
	Lopatcong	1	Warehouse / Distribution	237,500
	Lumberton	1	Light Manufacturing	120,000
	Moorestown	2	Warehouse / Distribution	187,569
	Pedricktown	1	Warehouse / Distribution	245,749
	Swedesboro	1	Warehouse / Distribution	123,962
New York
	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Johnstown	1	Light Manufacturing	42,325
	Johnstown	3	Warehouse / Distribution	169,602
North Carolina
	Charlotte	3	Warehouse / Distribution	295,471
	Durham	1	Warehouse / Distribution	80,600
	Greensboro	1	Warehouse / Distribution	128,287
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mocksville	1	Warehouse / Distribution	129,600
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000
Ohio
	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	168,111
	Columbus	2	Warehouse / Distribution	333,645
	Dayton	2	Warehouse / Distribution	775,727
	Fairborn	1	Warehouse / Distribution	258,680
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	1	Warehouse / Distribution	201,519
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	517,150
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	1	Warehouse / Distribution	75,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	1	Warehouse / Distribution	161,984
	Toledo	1	Warehouse / Distribution	177,500

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Twinsburg	1	Warehouse / Distribution	150,974
	West Chester	1	Warehouse / Distribution	269,868
	West Jefferson	1	Warehouse / Distribution	857,390
Oklahoma
	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	1	Warehouse / Distribution	175,000
Oregon
	Salem	2	Light Manufacturing	155,900
Pennsylvania
	Allentown	1	Warehouse / Distribution	289,900
	Burgettstown	1	Warehouse / Distribution	455,000
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	3	Warehouse / Distribution	737,768
	Croydon	1	Warehouse / Distribution	101,869
	Export	1	Warehouse / Distribution	138,270
	Elizabethtown	1	Warehouse / Distribution	206,236
	Imperial	1	Warehouse / Distribution	315,634
	Lancaster	1	Warehouse / Distribution	240,529
	Langhorne	2	Light Manufacturing	287,647
	Langhorne	1	Warehouse / Distribution	102,000
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	4	Warehouse / Distribution	1,077,054
	Muhlenberg Township	1	Warehouse / Distribution	392,107
	New Galilee	1	Warehouse / Distribution	410,389
	New Kensington	1	Warehouse / Distribution	200,500
	O'Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	Williamsport	1	Warehouse / Distribution	250,000
	York	3	Warehouse / Distribution	811,931
South Carolina
	Columbia	1	Light Manufacturing	185,600
	Duncan	2	Warehouse / Distribution	787,380
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	1	Light Manufacturing	203,000
	Fountain Inn	2	Warehouse / Distribution	442,472
	Gaffney	1	Warehouse / Distribution	226,968
	Goose Creek	1	Warehouse / Distribution	500,355
	Graniteville	1	Warehouse / Distribution	450,000
	Greenwood	2	Light Manufacturing	175,055
	Greer	6	Warehouse / Distribution	645,417
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	5	Warehouse / Distribution	942,736
	Rock Hill	2	Warehouse / Distribution	590,520
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	9	Warehouse / Distribution	1,802,623
	Summerville	1	Warehouse / Distribution	88,583
	Ware Shoals	1	Light Manufacturing	20,514
	West Columbia	1	Light Manufacturing	464,206
	West Columbia	5	Warehouse / Distribution	969,532
Tennessee
	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	216,902
	Knoxville	1	Light Manufacturing	106,000
	Knoxville	2	Warehouse / Distribution	335,550
	Lebanon	1	Warehouse / Distribution	348,880
	Loudon	1	Warehouse / Distribution	104,000
	Madison	1	Warehouse / Distribution	418,406

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	130,560
	Memphis	2	Warehouse / Distribution	1,764,539
	Murfreesboro	1	Warehouse / Distribution	102,505
	Nashville	1	Warehouse / Distribution	150,000
	Portland	1	Warehouse / Distribution	414,043
	Vonore	1	Warehouse / Distribution	342,700
Texas
	Arlington	2	Warehouse / Distribution	290,132
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	8	Warehouse / Distribution	1,903,033
	Garland	1	Light Manufacturing	253,900
	Houston	3	Light Manufacturing	536,735
	Houston	9	Warehouse / Distribution	1,133,349
	Humble	1	Warehouse / Distribution	289,200
	Katy	2	Warehouse / Distribution	244,903
	Laredo	2	Warehouse / Distribution	420,792
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300
	Waco	1	Warehouse / Distribution	66,400
Virginia
	Chester	1	Warehouse / Distribution	100,000
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
	N. Chesterfield	1	Warehouse / Distribution	109,520
Washington
	Ridgefield	1	Warehouse / Distribution	141,400
Wisconsin
	Caledonia	1	Light Manufacturing	53,680
	Chippewa Falls	2	Light Manufacturing	97,400
	Delavan	2	Light Manufacturing	146,400
	DeForest	1	Warehouse / Distribution	254,431
	De Pere	1	Warehouse / Distribution	200,000
	East Troy	1	Warehouse / Distribution	149,624
	Elkhorn	1	Warehouse / Distribution	111,000
	Elkhorn	1	Light Manufacturing	78,540
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Janesville	1	Warehouse / Distribution	700,000
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	New Berliin	2	Warehouse / Distribution	397,863
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Light Manufacturing	105,637
	Pleasant Prairie	1	Warehouse / Distribution	195,415
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	241,977
	Yorkville	1	Warehouse / Distribution	98,151
		450		91,359,999

As of December 31, 2019, 25 of our 450 buildings were encumbered by mortgage indebtedness totaling approximately $55.1 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Geographic Diversification

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2019.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	8.5%
Chicago, IL	7.6%
Greenville/Spartanburg, SC	5.5%
Pittsburgh, PA	4.5%
Milwaukee/Madison, WI	4.2%
Minneapolis/St Paul, MN	4.1%
Detroit, MI	3.7%
Houston, TX	3.4%
Charlotte, NC	2.8%
Cincinnati/Dayton, OH	2.6%
Boston, MA	2.5%
West Michigan, MI	2.5%
Indianapolis, IN	2.4%
Columbus, OH	2.3%
El Paso, TX	2.2%
Columbia, SC	1.8%
Westchester/So Connecticut, CT/NY	1.8%
Raleigh/Durham, NC	1.6%
Memphis, TN	1.4%
Kansas City, MO	1.4%
Total	66.8%
(1) As defined by CoStar Realty Information, Inc.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2019.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Auto Components	11.1%
Air Freight & Logistics	8.6%
Commercial Services & Supplies	7.4%
Containers & Packaging	7.2%
Machinery	4.8%
Household Durables	4.7%
Building Products	4.5%
Food Products	4.5%
Electrical Equipment	3.6%
Food & Staples Retailing	3.4%
Household Products	3.2%
Internet & Direct Mkt Retail	3.2%
Beverages	2.9%
Media	2.8%
Electronic Equip, Instruments	2.4%
Chemicals	2.0%
Specialty Retail	2.0%
Textiles, Apparel, Luxury Good	1.9%
Metals & Mining	1.8%
Pharmaceuticals	1.6%
Total	83.6%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2019.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	3	1.9%
General Service Administration	1	1.8%
XPO Logistics, Inc.	4	1.2%
DHL Supply Chain	5	1.0%
Solo Cup	1	1.0%
TriMas Corporation	4	1.0%
DS Smith	2	1.0%
Ford Motor Company	1	0.9%
Yanfeng US Automotive Interior	2	0.8%
FedEx Corporation	3	0.8%
WestRock Company	6	0.8%
Kenco Logistic Services, LLC	2	0.8%
Perrigo Company	2	0.7%
Generation Brands	1	0.7%
Carolina Beverage Group	2	0.7%
Emerson Electric	2	0.7%
Quoizel, Inc.	1	0.7%
Hachette Book Group, Inc.	1	0.7%
Schneider Electric USA, Inc.	3	0.7%
American Tire Distributors Inc	4	0.6%
Total	50	18.5%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2019, our weighted average lease term was approximately 5.2 years. We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage. The following table summarizes lease expirations for leases in place as of December 31, 2019, plus available space, for each of the ten calendar years beginning with 2020 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,543,872	—	$—	—
Month-to-month leases	2	22,800	—%	54	—%
2020	41	6,977,348	8.0%	32,555	8.6%
2021	74	11,594,269	13.4%	50,683	13.3%
2022	73	9,048,131	10.4%	39,581	10.4%
2023	74	11,398,164	13.1%	44,345	11.7%
2024	60	11,119,594	12.8%	47,036	12.4%
2025	41	7,295,205	8.4%	30,933	8.1%
2026	39	6,543,870	7.6%	30,121	7.9%
2027	19	2,724,585	3.1%	13,394	3.5%
2028	25	4,716,771	5.5%	20,136	5.3%
2029	21	3,743,900	4.3%	18,220	4.8%
Thereafter	40	11,631,490	13.4%	53,366	14.0%
Total/weighted average	509	91,359,999	100.0%	$380,424	100.0%
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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 10, 2020, we had 69 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2019, the Operating Partnership issued 3,550 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units pursuant to the 2011 Plan. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended December 31, 2019, we issued 19,055 shares of common stock upon redemption of 19,055 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended December 31, 2019, if any, have previously been disclosed in filings with the SEC.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2014 to December 31, 2019 and assumes that $100 was invested in our common stock and in each index on December 31, 2014 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2014 with dividends reinvested

$175
$160
$145
$130
$115
$100
$85
$70
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
$101.38
$102.52
$80.41
$113.51
$110.97
$111.34
$138.29
$133.93
$116.98
$132.23
$128.81
$111.64
$173.86
$171.54
$140.48
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The following table summarizes selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2019, 2018, 2017, 2016 and 2015, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, have been derived from the audited financial statements of STAG Industrial, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
Selected Financial Data (in thousands, except per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue
Total revenue	$405,950	$350,993	$301,087	$250,243	$218,633
Expenses
Property	75,179	69,021	57,701	48,904	42,627
General and administrative	35,946	34,052	33,349	33,395	28,750
Property acquisition costs	—	—	5,386	4,567	4,757
Depreciation and amortization	185,450	167,617	150,881	125,444	110,421
Loss on impairments	9,757	6,182	1,879	16,845	29,272
Gain on involuntary conversion	—	—	(325)	—	—
Other expenses	1,785	1,277	1,786	1,149	1,048
Total expenses	308,117	278,149	250,657	230,304	216,875
Other income (expense)
Interest and other income	87	20	12	10	9
Interest expense	(54,647)	(48,817)	(42,469)	(42,923)	(36,098)
Loss on extinguishment of debt	—	(13)	(15)	(3,261)	—
Gain on the sales of rental property, net	7,392	72,211	24,242	61,823	4,986
Total other income (expense)	(47,168)	23,401	(18,230)	15,649	(31,103)
Net income (loss)	$50,665	$96,245	$32,200	$35,588	$(29,345)
Less: income (loss) attributable to noncontrolling interest after preferred stock dividends	1,384	3,319	941	1,069	(1,962)
Less: preferred stock dividends	5,156	7,604	9,794	13,897	10,848
Less: redemption of preferred stock	—	2,661	—	—	—
Less: amount allocated to participating securities	314	276	334	384	385
Net income (loss) attributable to common stockholders	$43,811	$82,385	$21,131	$20,238	$(38,616)
Net income (loss) per share attributable to common stockholders — basic	$0.35	$0.80	$0.24	$0.29	$(0.58)
Net income (loss) per share attributable to common stockholders — diluted	$0.35	$0.79	$0.23	$0.29	$(0.58)
Balance Sheets Data (December 31):
Rental property, before accumulated depreciation and amortization	$4,627,444	$3,555,133	$3,097,276	$2,541,705	$2,188,642
Rental property, after accumulated depreciation and amortization	$3,998,507	$2,991,701	$2,567,577	$2,116,836	$1,839,967
Total assets	$4,164,645	$3,102,532	$2,680,667	$2,186,156	$1,901,782
Total debt	$1,645,013	$1,325,908	$1,173,781	$1,036,139	$980,248
Total liabilities	$1,800,754	$1,432,900	$1,270,360	$1,119,230	$1,043,925
Total equity	$2,363,891	$1,669,632	$1,410,307	$1,066,926	$857,857
Other Data:
Dividends declared per common share	$1.430004	$1.419996	$1.405002	$1.389996	$1.365
Net cash provided by operating activities	$233,357	$197,769	$162,098	$135,788	$121,747
Net cash used in investing activities	$1,222,574	$507,201	$571,635	$346,259	$370,589
Net cash provided by financing activities	$978,539	$303,845	$415,861	$211,870	$238,464

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For the definitions of certain terms used in the following discussion, refer to Item 1, “Business - Certain Definitions” included elsewhere in this Annual Report on Form 10-K.

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

Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, qualification tests in the federal income tax laws. Those tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of our capital stock ownership and the percentage of our earnings that we distribute.

As of December 31, 2019, we owned 450 buildings in 38 states with approximately 91.4 million rentable square feet, consisting of 365 warehouse/distribution buildings, 69 light manufacturing buildings, eight flex/office buildings, six Value Add Portfolio buildings, and two buildings classified as held for sale. We own both single- and multi-tenant properties, although we focus on the former.

As of December 31, 2019, our buildings were approximately 95% leased to 414 tenants, with no single tenant accounting for more than approximately 1.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.1% of our total annualized base rental revenue.

We own the interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2019, we owned approximately 97.5% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 2.5%.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The outlook for our business remains positive, albeit on a moderated basis in light of over ten years of economic growth, uncertainty regarding the current U.S. presidential administration and its policy initiatives, and continued asset appreciation. In the fourth quarter of 2019, the federal funds target rate was lowered by 25 basis points, to a target range of 1.50% to 1.75%. The Federal Reserve has signaled it will support economic growth as needed. The current economic growth combined with the favorable industrial supply demand balance should translate to a net positive result for our business. Specifically, our existing portfolio should benefit from rising rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain interest rate environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates.

Several industrial specific trends contribute to the expected strong demand, including:

•	the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;

•
the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the United States consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain); and

•	the overall quality of the transportation infrastructure in the United States.

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

Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including relative fit within the submarket, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table summarizes our Operating Portfolio leases that commenced during the years ended December 31, 2019 and 2018. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Year ended December 31, 2019
New Leases	1,869,573	$4.26	$4.46	$2.89	14.5%	24.6%	5.6	$0.51
Renewal Leases	7,740,691	$4.05	$4.20	$0.68	9.2%	17.0%	4.0	$0.08
Total/weighted average	9,610,264	$4.09	$4.25	$1.11	10.0%	18.2%	4.3	$0.17

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.6% of our total annualized base rental revenue will expire during the period from January 1, 2020 to December 31, 2020, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period January 1, 2020 to December 31, 2020, thereby resulting in approximately the same revenue from the same space.

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

We capitalize costs directly and indirectly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point we are undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of our unsecured indebtedness during the period.

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

Using information available at the time of acquisition, we allocate the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

We evaluate the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities (collectively, the “property”) held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the property. If such cash flows are less than the property’s carrying value, an impairment charge is recognized to the extent by which the property’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions regarding anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

Leases

For leases in which we are the lessee, we recognize a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining operating right-of-use asset and lease liability for our existing operating leases upon the adoption of the new lease guidance, we were required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. We utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. Since the terms under the ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, the estimate of this rate required significant judgment, and considered factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill through December 31, 2019.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying Consolidated Balance Sheets.

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

Incentive and Equity-Based Employee Compensation Plans

We grant equity-based compensation awards to our employees and directors in the form of restricted shares of common stock, LTIP units, and outperformance programs and performance units (outperformance programs and performance units are collectively, the “Performance-based Compensation Plans”). See Notes 6, 7 and 8 in the accompanying Notes to Consolidated Financial Statements for further discussion of restricted shares of common stock, LTIP units, and Performance-based Compensation Plans, respectively. We measure equity-based compensation expense based on the fair value of the awards on the grant date and recognize the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

We determined that for all leases where we are the lessor, that the timing and pattern of transfer of the non-lease components and associated lease components are the same, and that the lease components, if accounted for separately, would be classified as an operating lease. Accordingly, we have made an accounting policy election to recognize the combined component in accordance with Topic 842 as rental income on the accompanying Consolidated Statements of Operations.

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

We evaluate cash basis versus accrual basis of rental income recognition based on the collectability of future lease payments.

We earned revenue from asset management fees, which are included on the accompanying Consolidated Statements of Operations in other income. We recognized revenue from asset management fees when the related fees were earned and were realized or realizable. As of December 31, 2017, we no longer earned revenue from asset management fees.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same store properties exclude Operating Portfolio properties with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. On December 31, 2019, we owned 313 industrial buildings consisting of approximately 62.3 million square feet, which represents approximately 68.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1% to 95.6% as of December 31, 2019 compared to 96.6% as of December 31, 2018.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2019 and 2018 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2019	2018	$	%	2019	2018	2019	2018	2019	2018	$	%
Revenue
Operating revenue
Rental income	$299,567	$293,222	$6,345	2.2%	$89,841	$41,243	$15,942	$15,228	$405,350	$349,693	$55,657	15.9%
Other income	407	920	(513)	(55.8)%	193	377	—	3	600	1,300	(700)	(53.8)%
Total operating revenue	299,974	294,142	5,832	2.0%	90,034	41,620	15,942	15,231	405,950	350,993	54,957	15.7%
Expenses
Property	55,335	53,526	1,809	3.4%	13,739	10,076	6,105	5,419	75,179	69,021	6,158	8.9%
Net operating income (1)	$244,639	$240,616	$4,023	1.7%	$76,295	$31,544	$9,837	$9,812	$330,771	$281,972	$48,799	17.3%
Other expenses
General and administrative									35,946	34,052	1,894	5.6%
Depreciation and amortization									185,450	167,617	17,833	10.6%
Loss on impairments									9,757	6,182	3,575	57.8%
Other expenses									1,785	1,277	508	39.8%
Total other expenses									232,938	209,128	23,810	11.4%
Total expenses									308,117	278,149	29,968	10.8%
Other income (expense)
Interest and other income									87	20	67	335.0%
Interest expense									(54,647)	(48,817)	(5,830)	11.9%
Loss on extinguishment of debt									—	(13)	13	(100.0)%
Gain on the sales of rental property, net									7,392	72,211	(64,819)	(89.8)%
Total other income (expense)									(47,168)	23,401	(70,569)	(301.6)%
Net income									$50,665	$96,245	$(45,580)	(47.4)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $45.6 million or 47.4% to $50.7 million for the year ended December 31, 2019 compared to $96.2 million for the year ended December 31, 2018.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $6.3 million or 2.2% to $299.6 million for the year ended December 31, 2019 compared to $293.2 million for the year ended December 31, 2018.

Same store lease income increased by $3.9 million or 1.9% to $252.9 million for the year ended December 31, 2019 compared to $249.0 million for the year ended December 31, 2018. Approximately $7.4 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.6 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $4.1 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $2.5 million or 5.6% to $46.7 million for the year ended December 31, 2019 compared to $44.2 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $2.8 million. This increase was partially offset by a decrease of approximately $0.3 million related to tenant specific billings that occurred during the year ended December 31, 2018 that did not recur during the year ended December 31, 2019.

Same store other income decreased by $0.5 million or 55.8% to $0.4 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018. This decrease is primarily the result of income received during the year ended December 31, 2018 for settlements or other sums received from former tenants which did not recur during the year ended December 31, 2019.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store expenses increased by $1.8 million or 3.4% to $55.3 million for the year ended December 31, 2019 compared to $53.5 million for the year ended December 31, 2018. This increase was primarily related to increases in real estate taxes levied by the related taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $3.1 million, as well as an increase in snow removal and other expenses of approximately $0.6 million. These increases were partially offset by a decrease in insurance expenses of approximately $1.4 million and a decrease in repairs and maintenance and utility expenses of $0.5 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2017, we acquired 115 buildings consisting of approximately 25.0 million square feet (excluding seven buildings that were included in the Value Add Portfolio at December 31, 2019 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017), and sold 28 buildings and two land parcels consisting of approximately 5.5 million square feet. For the years ended December 31, 2019 and 2018, the buildings acquired after December 31, 2017 contributed approximately $77.0 million and $18.2 million to NOI, respectively. For the years ended December 31, 2019 and 2018, the buildings sold after December 31, 2017 contributed approximately $(0.7) million and $13.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. Other NOI also includes termination income from buildings from our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At December 31, 2019 we owned eight flex/office buildings consisting of approximately 0.4 million square feet, six buildings in our Value Add Portfolio consisting of approximately 1.4 million square feet, two buildings classified as held for sale consisting of approximately 0.7 million square feet, and six buildings consisting of approximately 1.6 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017. These buildings contributed approximately $9.7 million and $10.0 million to NOI for the years ended December 31, 2019 and 2018, respectively. Additionally, there was $0.1 million and $(0.2) million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2019 and December 31, 2018, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $23.8 million or 11.4% for the year ended December 31, 2019 to $232.9 million compared to $209.1 million for the year ended December 31, 2018. This is primarily a result of an increase in depreciation and amortization of approximately $17.8 million as a result of acquisitions that increased the depreciable asset base, as well as an increase of approximately $3.6 million in loss on impairments. General and administrative expenses increased by approximately $1.9 million primarily due to increases in compensation and other payroll costs.

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

Total net other income decreased $70.6 million or 301.6% to $47.2 million total other expense for the year ended December 31, 2019 compared to $23.4 million total other income for the year ended December 31, 2018. This decrease is primarily the result of an decrease in the gain on the sales of rental property, net of approximately $64.8 million. This decrease is also attributable to an increase in interest expense of approximately $5.8 million which was primarily attributable to the funding of unsecured term loans on March 28, 2018, July 27, 2018, July 25, 2019, and December 18, 2019, and the funding of unsecured notes on June 13, 2018.

Comparison of year ended December 31, 2018 to the year ended December 31, 2017

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

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2018	2017	$	%	2018	2017	2018	2017	2018	2017	$	%
Revenue
Operating revenue
Rental income	$243,313	$238,931	$4,382	1.8%	$86,251	$49,069	$20,129	$12,836	$349,693	$300,836	$48,857	16.2%
Other income	898	98	800	816.3%	309	96	93	57	1,300	251	1,049	417.9%
Total operating revenue	244,211	239,029	5,182	2.2%	86,560	49,165	20,222	12,893	350,993	301,087	49,906	16.6%
Expenses
Property	45,622	42,893	2,729	6.4%	16,692	9,590	6,707	5,218	69,021	57,701	11,320	19.6%
Net operating income (1)	$198,589	$196,136	$2,453	1.3%	$69,868	$39,575	$13,515	$7,675	$281,972	$243,386	$38,586	15.9%
Other expenses
General and administrative									34,052	33,349	703	2.1%
Property acquisition costs									—	5,386	(5,386)	(100.0)%
Depreciation and amortization									167,617	150,881	16,736	11.1%
Loss on impairments									6,182	1,879	4,303	229.0%
Gain on involuntary conversion									—	(325)	325	(100.0)%
Other expenses									1,277	1,786	(509)	(28.5)%
Total other expenses									209,128	192,956	16,172	8.4%
Total expenses									278,149	250,657	27,492	11.0%
Other income (expense)
Interest and other income									20	12	8	66.7%
Interest expense									(48,817)	(42,469)	(6,348)	14.9%
Loss on extinguishment of debt									(13)	(15)	2	(13.3)%
Gain on the sales of rental property, net									72,211	24,242	47,969	197.9%
Total other income (expense)									23,401	(18,230)	41,631	228.4%
Net income									$96,245	$32,200	$64,045	198.9%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $4.4 million or 1.8% to $243.3 million for the year ended December 31, 2018 compared to $238.9 million for the year ended December 31, 2017.

Same store lease income increased by $3.7 million or 1.8% to $207.5 million for the year ended December 31, 2018 compared to $203.7 million for the year ended December 31, 2017. Approximately $7.3 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. Same store rental income also increased by approximately $0.7 million due to a net decrease in the amortization of net above market leases. These increases were partially offset by an approximately $4.3 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $0.6 million or 1.8% to $35.9 million for the year ended December 31, 2018 compared to $35.2 million for the year ended December 31, 2017. Approximately $1.7 million of the increase was primarily due to increases in occupancy and real estate taxes levied by the taxing authority, as well as changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors. This increase was partially offset by a decrease of approximately $0.5 million related to vacancy of previously occupied buildings and decreases in real estate taxes levied by the taxing authority. The increase was also partially offset by one of our properties where it was determined, during the year ended December 31, 2017, that the tenant will not be able to meet its requirements set forth by the taxing authority to be entitled to an abatement of real estate taxes. The abatement was applicable to prior periods, and therefore the expense and related tenant recovery income recorded for the year ended December 31, 2017 includes 36 months of real estate taxes, which attributed to approximately $0.6 million of the decrease in same store tenant recoveries as it did not recur for the year ended December 31, 2018.

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

Total other expenses increased $16.2 million or 8.4% for the year ended December 31, 2018 to $209.1 million compared to $193.0 million for the year ended December 31, 2017. This is primarily a result of an increase in depreciation and amortization of approximately $16.7 million as a result of acquisitions that increased the depreciable asset base. The increase was also attributable to four buildings that were impaired in the amount of approximately $6.2 million during the year ended December 31, 2018, whereas there was only one building impaired in the amount of approximately $1.9 million during the year ended December 31, 2017. These increases were partially offset by a decrease in property acquisition costs of approximately $5.4 million due to the adoption of Accounting Standards Update 2017-01.

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

The following table summarizes a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2019	2018	2017
Net income	$50,665	$96,245	$32,200
Rental property depreciation and amortization	185,154	167,321	150,591
Loss on impairments	9,757	6,182	1,879
Gain on the sales of rental property, net	(7,392)	(72,211)	(24,242)
FFO	$238,184	$197,537	$160,428
Preferred stock dividends	(5,156)	(7,604)	(9,794)
Redemption of preferred stock	—	(2,661)	—
Amount allocated to restricted shares of common stock and unvested units	(891)	(751)	(927)
FFO attributable to common stockholders and unit holders	$232,137	$186,521	$149,707

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income (loss) because we believe it helps investors and management understand the core operations of our buildings. NOI is defined as rental income, which includes billings for common area maintenance, real estate taxes and insurance, less property expenses. NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2019	2018	2017
Net income	$50,665	$96,245	$32,200
Asset management fee income	—	—	(52)
General and administrative	35,946	34,052	33,349
Transaction costs	346	214	5,386
Depreciation and amortization	185,450	167,617	150,881
Interest and other income	(87)	(20)	(12)
Interest expense	54,647	48,817	42,469
Loss on impairments	9,757	6,182	1,879
Gain on involuntary conversion	—	—	(325)
Loss on extinguishment of debt	—	13	15
Other expenses	1,439	1,063	1,097
Loss on incentive fee	—	—	689
Gain on the sales of rental property, net	(7,392)	(72,211)	(24,242)
Net operating income	$330,771	$281,972	$243,334
Cash Flows
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
The following table summarizes our cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2019	2018	$	%
Net cash provided by operating activities	$233,357	$197,769	$35,588	18.0%
Net cash used in investing activities	$1,222,574	$507,201	$715,373	141.0%
Net cash provided by financing activities	$978,539	$303,845	$674,694	222.1%

Net cash provided by operating activities increased $35.6 million to $233.4 million for the year ended December 31, 2019, compared to $197.8 million for the year ended December 31, 2018. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2018, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2018 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased by $715.4 million to $1,222.6 million for the year ended December 31, 2019, compared to $507.2 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in cash paid for the acquisition of 69 buildings during the year ended December 31, 2019 of approximately $1,203.4 million, compared to the acquisition of 53 buildings during the year ended December 31, 2018 of approximately $675.6 million. The increase is also attributable to a decrease in net proceeds from the sale of nine buildings and two land parcels during the year ended December 31, 2019 for net proceeds of approximately $42.0 million, compared to the year ended December 31, 2018 where we sold 19 buildings for net proceeds of approximately $207.9 million.
Net cash provided by financing activities increased $674.7 million to $978.5 million for the year ended December 31, 2019, compared to $303.8 million for the year ended December 31, 2018. The increase was primarily due to an increase in net cash inflow on our unsecured credit facility of approximately $216.0 million and an increase in proceeds from sales of common stock of approximately $466.3 million, as well as an increase in proceeds from unsecured term loans of $125.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. These increases were partially offset by decreases in proceeds from unsecured notes of $175.0 million and an approximately $30.7 million increase in dividends paid during the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

As of December 31, 2019, we had total immediate liquidity of approximately $460.0 million, comprised of $9.0 million of cash and cash equivalents and $451.0 million of immediate availability on our unsecured credit facility and unsecured term loans.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2019.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004

On January 8, 2020, our board of directors declared the common stock dividends for the months ending January 31, 2020, February 29, 2020 and March 31, 2020 at a monthly rate of $0.12 per share of common stock.

We pay quarterly cumulative dividends on the Series C Preferred Stock at a rate equivalent to the fixed annual rate of $1.71875 per share, respectively. The following table summarizes the dividends on the Series C Preferred Stock during the year ended December 31, 2019.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

On January 8, 2020, our board of directors declared the Series C Preferred Stock dividend for the quarter ending March 31, 2020 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding
The following table summarizes certain information with respect to the indebtedness outstanding as of December 31, 2019.

Loan	Principal Outstanding as of December 31, 2019 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$146,000	L + 0.90%	January 15, 2023	i
Total unsecured credit facility	146,000

Unsecured term loans:
Unsecured Term Loan C	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	2.70%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F (5)	100,000	L + 1.00%	January 12, 2025	i
Total unsecured term loans	875,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,625)
Total carrying value unsecured term loans, net	871,375

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,117)
Total carrying value unsecured notes, net	572,883

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	51,406	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,679	4.78%	December 15, 2023	iv
Total mortgage notes	55,085
Add: Total unamortized fair market value premiums	39
Less: Total unamortized deferred financing fees and debt issuance costs	(369)
Total carrying value mortgage notes, net	54,755
Total / weighted average interest rate (6)	$1,645,013	3.48%

(1)
Interest rate as of December 31, 2019. At December 31, 2019, the one-month LIBOR (“L”) was 1.7625%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating, as defined in the respective loan agreements.

(2)
The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of December 31, 2019, one-month LIBOR for the Unsecured Term Loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively. One-month LIBOR for the Unsecured Term Loan F will be swapped to a fixed rate of 2.11% effective July 15, 2020.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)	The capacity of the unsecured credit facility is $500.0 million.

(5)	The remaining capacity is $100.0 million as of December 31, 2019, which we have until July 12, 2020 to draw.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $775.0 million of debt, and was not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of December 31, 2019 was approximately $451.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

The Wells Fargo, National Association CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 24 properties that are collateral for the CMBS loan. The Operating Partnership guarantees the obligations under the CMBS loan.

The following table summarizes our debt capital structure as of December 31, 2019.

Debt Capital Structure	December 31, 2019
Total principal outstanding (in thousands)	$1,651,085
Weighted average duration (years)	3.8
% Secured debt	3%
% Debt maturing next 12 months	9%
Net Debt to Real Estate Cost Basis (1)	35%

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
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2019, we were in compliance with the applicable financial covenants.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019, specifically our obligations under long-term debt agreements and ground lease agreements.

	Payments by Period
Contractual Obligations (in thousands)(1)(2)	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments(3)	$1,651,085	$152,006	$349,784	$624,295	$525,000
Interest payments—Fixed rate debt(4)	152,938	27,433	54,410	41,706	29,389
Interest payments —Variable rate debt(4)(5)	88,981	30,304	44,324	14,241	112
Property lease	1,513	1,210	303	—	—
Ground leases	52,560	1,084	2,204	2,237	47,035
Total	$1,947,077	$212,037	$451,025	$682,479	$601,536

(1)
From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)
The terms of the loan agreements for the Wells Fargo, National Association CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was not met at December 31, 2019 and the balance at December 31, 2019 was approximately $2.0 million. The funding of these reserves is not included in the table above.

(3)	The total payments do not include unamortized deferred financing fees, debt issuance costs, or fair market value premiums associated with certain loans.

(4)	This is not included in our Consolidated Balance Sheets included in this report.

(5)	Amounts include interest rate payments on the $775.0 million current notional amount of our interest rate swaps, as discussed below.

Equity

Preferred Stock

The following table summarizes our outstanding preferred stock issuances as of December 31, 2019.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

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

Common Stock

The following table summarizes our at-the market (“ATM”) common stock offering program as of December 31, 2019. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

The following table summarizes the activity for the ATM common stock offering programs during the three months and year ended December 31, 2019 (in thousands, except share data).

	Three months ended December 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	2,689,374	$30.82	$82,082
Total/weighted average	2,689,374	$30.82	$82,082

	Year ended December 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	9,711,706	$29.01	$279,156
Total/weighted average	9,711,706	$29.01	$279,156

Subsequent to December 31, 2019, on January 13, 2020, we completed an underwritten public offering of an aggregate 10,062,500 shares of common stock at a price to the underwriters of $30.9022 per share, consisting of (i) 5,600,000 shares offered directly by us and (ii) 4,462,500 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,312,500 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on January 16, 2020 and we received net proceeds from the sale of shares offered directly by us of $173.1 million. Subject to our right to elect cash or net share settlement, we have the ability to settle the forward sales agreements at any time through scheduled maturity date of the forward sale agreements of January 13, 2021.

On September 24, 2019, we completed an underwritten public offering of an aggregate 12,650,000 shares of common stock at a price to the underwriters of $28.60 per share, consisting of (i) 5,500,000 shares offered directly by us and (ii) 7,150,000 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,650,000 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on September 27, 2019 and we received net proceeds from the sale of shares offered directly by us of $157.3 million. On December 26, 2019, we physically settled the forward sales agreements in full by issuing 7,150,000 shares of common stock and received net proceeds of approximately $202.3 million.

On April 1, 2019, we completed an underwritten public offering of 7,475,000 shares of common stock (including 975,000 shares issued pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full) at a price to the underwriters of $28.72 per share. The offering closed on April 4, 2019 and we received net proceeds of approximately $214.7 million.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2019, we owned approximately 97.5% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.5%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2019, all of our outstanding variable rate debt, with the exception of our unsecured credit facility and Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity.

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

The following table summarizes our outstanding interest rate swaps as of December 31, 2019.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$13	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$5	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$2	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(7)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$48	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$94	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$67	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$46	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$28	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(37)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(38)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(778)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(162)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(490)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,003)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,061)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(229)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(230)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(230)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(229)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(456)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,663)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,665)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,665)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,332)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,422)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,421)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,425)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(276)	1.7165%	One-month L	Jan-15-2025
The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2019, the fair value of eight of our 29 interest rate swaps that were in an asset position was approximately $0.3 million and 21 interest rate swaps that were in a liability position was approximately $18.8 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2019, we had $1,021.0 million of variable rate debt. As of December 31, 2019, all of our outstanding variable rate debt, with exception of our unsecured credit facility and Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, as of December 31, 2019 our weighted average lease term was approximately 5.2 years and, on average, approximately 8-14% of our total annualized base rental revenue will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, as of December 31, 2019 we have long term liabilities averaging approximately 3.9 years when excluding our unsecured credit facility. Our variable rate debt as of December 31, 2019 has been fully swapped to fixed rates through maturity with the exception of our unsecured credit facility and Unsecured Term Loan F. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements

As of December 31, 2019, we had letters of credit related to development projects and certain other agreements of approximately $3.0 million. As of December 31, 2019, we had no other material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2019, we had $1,021.0 million of variable rate debt outstanding. As of December 31, 2019, all of our outstanding variable rate debt, with the exception of $246.0 million outstanding under our unsecured credit facility and Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $246.0 million on the unsecured credit facility and Unsecured Term Loan F (the portion outstanding at December 31, 2019 not fixed by interest rate swaps) for the year ended December 31, 2019, our interest expense would have increased by approximately $2.5 million for the year ended December 31, 2019.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

The following table summarizes the Company’s selected quarterly information for the quarters ended December 31, 2019 and 2018, September 30, 2019 and 2018, June 30, 2019 and 2018, and March 31, 2019 and 2018 (in thousands, except for per share data).

	Three months ended,
Selected Interim Financial Information	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$111,181	$102,421	$96,646	$95,702
Net income	$17,916	$11,190	$14,170	$7,389
Net income attributable to common stockholders	$16,077	$9,533	$12,394	$5,807
Net income per share attributable to common stockholders — basic and diluted	$0.12	$0.07	$0.10	$0.05

	Three months ended,
Selected Interim Financial Information	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$93,290	$88,946	$85,474	$83,283
Net income	$47,256	$8,876	$14,964	$25,149
Net income attributable to common stockholders	$44,256	$7,237	$9,264	$21,676
Net income per share attributable to common stockholders — basic and diluted	$0.40	$0.07	$0.09	$0.22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Third Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of April 20, 2011 (5)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of November 2, 2011 (6)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of April 16, 2013 (7)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of March 17, 2016 (8)
10.5	STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 1, 2011 (9)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (10)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (11)*
10.8	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (2)*
10.9	Form of LTIP Unit Agreement (9)*
10.10	Form of Performance Award Agreement (12)*
10.11	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (13)*
10.12	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (12)*
10.13	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (5)*
10.14	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (14)*
10.15	Executive Employment Agreement with David G. King, dated April 20, 2011 (5)*
10.16	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (15)*
10.17	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (5)
10.18
Credit Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (16)

Exhibit Number	Description of Document
10.19
Second Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.20
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.21
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (16)

10.22
Amended and Restated Term Loan Agreement, dated as of December 20, 2016, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (17)

10.23
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.24
Second Amendment to Amended and Restated Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (16)

10.25
Term Loan Agreement, dated as of September 29, 2015, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.26
Second Amendment to Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.27
Third Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (16)

10.28	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (18)
10.29
First Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (16)

10.30
Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (16)

10.31
Term Loan Agreement, dated as of July 12, 2019, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (19)

10.32	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (20)
10.33	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (21)
10.34	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (22)
10.35	Third Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.36	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (21)
10.37	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (22)
10.38	Second Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.39	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (22)
10.40	First Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.41	Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (24)
21.1	Subsidiaries of STAG Industrial, Inc.

Exhibit Number	Description of Document
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 30, 2019.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018.

(3)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.

(4)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on March 10, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 2, 2011.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 16, 2013.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 18, 2016.

(9)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.

(10)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2013.

(11)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.

(15)	Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 31, 2018.

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 27, 2016.

(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 30, 2019.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 1, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014.

(22)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015.

(24)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 12, 2020
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

Date	Signature	Title

February 12, 2020	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 12, 2020	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 12, 2020	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 12, 2020	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 12, 2020	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 12, 2020	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 12, 2020	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 12, 2020	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 12, 2020	/s/ Hans S. Weger	Director
Hans S. Weger

February 12, 2020	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)
William R. Crooker

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during 2019, the Company completed 69 property acquisitions for consideration of approximately $1.2 billion, of which approximately $96.4 million of land, $899.1 million of buildings and improvements, $205.7 million of net leasing intangibles, and $2.7 million of other assets were recorded. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

The principal considerations for our determination that performing procedures relating to purchase price accounting is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurement of the tangible and intangible assets acquired and liabilities assumed, which resulted in a high degree of auditor judgment and subjectivity in performing procedures relating to these estimates, (ii) significant audit effort was necessary in evaluating the significant assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot, (iii) significant auditor judgment was necessary in evaluating audit evidence, and (iv) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the allocation of the purchase price to the assets acquired and liabilities assumed. These procedures also included, among others, testing management’s process for estimating the fair value of assets acquired and liabilities assumed by (i) reading the purchase agreements and (ii) evaluating the appropriateness of methods and, for a sample of acquisitions, the reasonableness of significant assumptions used by management in developing the fair value measurement including rental rates, discount rates, exit capitalization rates, and land value per square foot. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering past performance of the tangible and intangible assets acquired and liabilities assumed, consistency with external market and industry data, and considering whether the assumptions were consistent with evidence obtained in other areas of the audit. Procedures were also performed to test the completeness and accuracy of data provided by management. For certain acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methods and evaluating the reasonableness of the assumptions related to the rental rates, discount rates, exit capitalization rates, and land value per square foot.

Rental Property and Deferred Leasing Intangible Liabilities Impairment Assessment

As described in Note 3 to the consolidated financial statements, the Company’s consolidated total rental property, net balance was $3,998.5 million and deferred leasing intangible liabilities, net balance was $26.7 million as of December 31, 2019. During 2019, the Company recognized an impairment loss of approximately $9.8 million. Management evaluates the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities (collectively, the “property”) held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the property. If such cash flows are less than the property’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions related to anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

The principal considerations for our determination that performing procedures relating to the rental property and deferred leasing intangible liabilities impairment assessment is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurement of the rental property and deferred leasing intangible liabilities, which resulted in a high degree of auditor judgment and subjectivity in performing procedures relating to these estimates, (ii) significant audit effort was necessary in evaluating the significant assumptions, including the anticipated hold period, rental rates, discount rates and exit capitalization rates, (iii) significant auditor judgment was necessary in evaluating audit evidence related to the fair value measurement of the rental property and deferred leasing intangible liabilities, and (iv) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of rental property and deferred leasing intangible liabilities, including controls over management’s identification of events or changes in circumstances that indicate an impairment of rental property and deferred leasing intangible liabilities has occurred, and the development of significant assumptions used to determine the impairment loss. These procedures also included, among others, testing management’s process for developing estimates of undiscounted cash flows related to rental property and deferred leasing intangible liabilities and estimates of the fair value of the rental property and deferred leasing intangible liabilities, including the appropriateness of the discounted cash flow model and the reasonableness of significant assumptions used by management in developing the fair value measurement including the anticipated hold period, rental rates, discount rates and exit capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering past performance of the rental property and deferred leasing intangible liabilities, consistency with external market and industry data and considering whether the assumptions were consistent with evidence obtained in other areas of the audit. Procedures were also performed to test the completeness and accuracy of data provided by management. For certain impairment assessments, professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s discounted cash flow model and evaluating the reasonableness of the assumptions related to rental rates, discount rates, and exit capitalization rates used in the model.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2020

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Rental Property:
Land	$435,923	$364,023
Buildings and improvements, net of accumulated depreciation of $387,633 and $316,930, respectively	3,087,435	2,285,663
Deferred leasing intangibles, net of accumulated amortization of $241,304 and $246,502, respectively	475,149	342,015
Total rental property, net	3,998,507	2,991,701
Cash and cash equivalents	9,041	7,968
Restricted cash	2,823	14,574
Tenant accounts receivable	57,592	42,236
Prepaid expenses and other assets	38,231	36,902
Interest rate swaps	303	9,151
Operating lease right-of-use assets	15,129	—
Assets held for sale, net	43,019	—
Total assets	$4,164,645	$3,102,532
Liabilities and Equity
Liabilities:
Unsecured credit facility	$146,000	$100,500
Unsecured term loans, net	871,375	596,360
Unsecured notes, net	572,883	572,488
Mortgage notes, net	54,755	56,560
Accounts payable, accrued expenses and other liabilities	53,737	45,507
Interest rate swaps	18,819	4,011
Tenant prepaid rent and security deposits	21,993	22,153
Dividends and distributions payable	17,465	13,754
Deferred leasing intangibles, net of accumulated amortization of $12,064 and $12,764, respectively	26,738	21,567
Operating lease liabilities	16,989	—
Total liabilities	1,800,754	1,432,900
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 and 15,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2019 and December 31, 2018	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 and 150,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively, 142,815,593 and 112,165,786 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,428	1,122
Additional paid-in capital	2,970,553	2,118,179
Cumulative dividends in excess of earnings	(723,027)	(584,979)
Accumulated other comprehensive income (loss)	(18,426)	4,481
Total stockholders’ equity	2,305,528	1,613,803
Noncontrolling interest	58,363	55,829
Total equity	2,363,891	1,669,632
Total liabilities and equity	$4,164,645	$3,102,532
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2019	2018	2017
Revenue
Rental income	$405,350	$349,693	$300,836
Other income	600	1,300	251
Total revenue	405,950	350,993	301,087
Expenses
Property	75,179	69,021	57,701
General and administrative	35,946	34,052	33,349
Property acquisition costs	—	—	5,386
Depreciation and amortization	185,450	167,617	150,881
Loss on impairments	9,757	6,182	1,879
Gain on involuntary conversion	—	—	(325)
Other expenses	1,785	1,277	1,786
Total expenses	308,117	278,149	250,657
Other income (expense)
Interest and other income	87	20	12
Interest expense	(54,647)	(48,817)	(42,469)
Loss on extinguishment of debt	—	(13)	(15)
Gain on the sales of rental property, net	7,392	72,211	24,242
Total other income (expense)	(47,168)	23,401	(18,230)
Net income	$50,665	$96,245	$32,200
Less: income attributable to noncontrolling interest after preferred stock dividends	1,384	3,319	941
Net income attributable to STAG Industrial, Inc.	$49,281	$92,926	$31,259
Less: preferred stock dividends	5,156	7,604	9,794
Less: redemption of preferred stock	—	2,661	—
Less: amount allocated to participating securities	314	276	334
Net income attributable to common stockholders	$43,811	$82,385	$21,131
Weighted average common shares outstanding — basic	125,389	103,401	89,538
Weighted average common shares outstanding — diluted	125,678	103,807	90,004
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.35	$0.80	$0.24
Net income per share attributable to common stockholders — diluted	$0.35	$0.79	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$50,665	$96,245	$32,200
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(23,625)	310	5,670
Other comprehensive income (loss)	(23,625)	310	5,670
Comprehensive income	27,040	96,555	37,870
Income attributable to noncontrolling interest after preferred stock dividends	(1,384)	(3,319)	(941)
Other comprehensive (income) loss attributable to noncontrolling interest	718	(12)	(238)
Comprehensive income attributable to STAG Industrial, Inc.	$26,374	$93,224	$36,691
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Par Amount
Balance, December 31, 2016	$145,000	80,352,304	$804	$1,293,706	$(410,978)	$(1,496)	$1,027,036	$39,890	$1,066,926
Proceeds from sales of common stock, net	—	16,262,375	163	421,326	—	—	421,489	—	421,489
Dividends and distributions, net	—	—	—	—	(136,778)	—	(136,778)	(6,378)	(143,156)
Non-cash compensation activity, net	—	46,604	—	4,138	(194)	—	3,944	4,676	8,620
Redemption of common units to common stock	—	351,260	3	3,929	—	—	3,932	(3,932)	—
Issuance of units	—	—	—	—	—	—	—	18,558	18,558
Rebalancing of noncontrolling interest	—	—	—	2,726	—	—	2,726	(2,726)	—
Other comprehensive income	—	—	—	—	—	5,432	5,432	238	5,670
Net income	—	—	—	—	31,259	—	31,259	941	32,200
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock, net	—	14,724,614	148	385,951	—	—	386,099	—	386,099
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Dividends and distributions, net	—	—	—	—	(155,261)	—	(155,261)	(5,481)	(160,742)
Non-cash compensation activity, net	—	76,574	1	3,194	(537)	—	2,658	4,772	7,430
Redemption of common units to common stock	—	352,055	3	4,398	—	—	4,401	(4,401)	—
Rebalancing of noncontrolling interest	—	—	—	(6,330)	—	—	(6,330)	6,330	—
Other comprehensive income	—	—	—	—	—	298	298	12	310
Net income	—	—	—	—	92,926	—	92,926	3,319	96,245
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment (Note 2)	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	29,836,706	299	852,031	—	—	852,330	—	852,330
Dividends and distributions, net	—	—	—	—	(186,710)	—	(186,710)	(6,582)	(193,292)
Non-cash compensation activity, net	—	132,964	1	3,715	(405)	—	3,311	5,084	8,395
Redemption of common units to common stock	—	680,137	6	9,515	—	—	9,521	(9,521)	—
Rebalancing of noncontrolling interest	—	—	—	(12,887)	—	—	(12,887)	12,887	—
Other comprehensive loss	—	—	—	—	—	(22,907)	(22,907)	(718)	(23,625)
Net income	—	—	—	—	49,281	—	49,281	1,384	50,665
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$50,665	$96,245	$32,200
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,450	167,617	150,881
Loss on impairments	9,757	6,182	1,879
Gain on involuntary conversion	—	—	(325)
Non-cash portion of interest expense	2,583	2,316	1,897
Amortization of above and below market leases, net	4,862	4,164	4,583
Straight-line rent adjustments, net	(11,774)	(11,163)	(7,475)
Dividends on forfeited equity compensation	38	15	2
Loss on extinguishment of debt	—	13	15
Gain on the sales of rental property, net	(7,392)	(72,211)	(24,242)
Non-cash compensation expense	9,888	8,922	9,547
Change in assets and liabilities:
Tenant accounts receivable	(2,509)	(903)	(2,125)
Prepaid expenses and other assets	(8,480)	(8,921)	(9,103)
Accounts payable, accrued expenses and other liabilities	429	2,385	514
Tenant prepaid rent and security deposits	(160)	3,108	3,850
Total adjustments	182,692	101,524	129,898
Net cash provided by operating activities	233,357	197,769	162,098
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(995,047)	(564,805)	(497,264)
Additions of land and building and improvements	(65,044)	(34,584)	(45,790)
Acquisitions of other assets	(2,736)	(794)	—
Proceeds from sales of rental property, net	42,028	207,943	65,075
Proceeds from insurance on involuntary conversion	—	—	1,796
Acquisitions of other liabilities	—	242	—
Acquisition deposits, net	3,846	(4,916)	255
Acquisitions of deferred leasing intangibles	(205,621)	(110,287)	(95,707)
Net cash used in investing activities	(1,222,574)	(507,201)	(571,635)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,568,000	894,500	677,500
Repayment of unsecured credit facility	(1,522,500)	(1,065,000)	(434,500)
Proceeds from unsecured term loans	275,000	150,000	—
Proceeds from unsecured notes	—	175,000	—
Repayment of mortgage notes	(1,926)	(1,843)	(105,470)
Redemption of preferred stock	—	(70,000)	—
Payment of loan fees and costs	(1,227)	(4,465)	(1,209)
Payment of loan prepayment fees and costs	—	—	(15)
Dividends and distributions	(189,581)	(158,869)	(141,006)
Proceeds from sales of common stock, net	852,375	386,046	421,530
Repurchase and retirement of share-based compensation	(1,602)	(1,524)	(969)
Net cash provided by financing activities	978,539	303,845	415,861
Increase (decrease) in cash and cash equivalents and restricted cash	(10,678)	(5,587)	6,324
Cash and cash equivalents and restricted cash—beginning of period	22,542	28,129	21,805
Cash and cash equivalents and restricted cash—end of period	$11,864	$22,542	$28,129
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$51,490	$46,364	$40,685
Supplemental schedule of non-cash investing and financing activities
Issuance of units for acquisitions of land and building and improvements and deferred leasing intangibles	$—	$—	$18,558
Additions to building and other capital improvements	$(274)	$—	$(158)
Transfer of other assets to building and other capital improvements	$274	$—	$158
Acquisitions of land and buildings and improvements	$(469)	$(840)	$(17,461)
Acquisitions of deferred leasing intangibles	$(88)	$(48)	$(2,079)
Partial disposal of building due to involuntary conversion of building	$—	$—	$363
Investing other receivables due to involuntary conversion of building	$—	$—	$(363)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(8,278)	$147	$(7,125)
Additions to building and other capital improvements from non-cash compensation	$(70)	$(25)	$(26)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(45)	$40	$(15)
Reclassification of preferred stock called for redemption to liability	$—	$70,000	$—
Leases cumulative effect adjustment (Note 2)	$(214)	$—	$—
Dividends and distributions accrued	$17,465	$13,754	$11,880
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2019 and 2018, the Company owned a 97.5% and 96.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2019, the Company owned 450 buildings in 38 states with approximately 91.4 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 373 warehouse/distribution buildings, 69 light manufacturing buildings, and eight flex/office buildings.

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

New Accounting Standards and Reclassifications

New Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and various subsequent ASU’s, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 superseded the previous leases standard, Topic 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to the previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 impacted the Company’s consolidated financial statements as the Company has ground leases and its corporate office lease for which it is the lessee, which resulted in the recording of a right-of-use asset and the related lease liability.

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method. The adoption of this standard resulted in a cumulative effect adjustment of approximately $0.2 million recorded as an increase to cumulative dividends in excess of earnings as of January 1, 2019 in the accompanying Consolidated Statements of Equity. The cumulative effect adjustment related to initial direct costs of leases where the Company is the lessor and that, as of January 1, 2019, had not begun to amortize and are no longer allowed to be capitalized under the new standard. On January 1, 2019, the Company recognized operating lease right-of-use assets of approximately $16.3 million and related operating lease liabilities of approximately $18.0 million on the Consolidated Balance Sheets, related to the leases where the Company is the lessee. The Company adopted the new standard using the practical expedient package which allowed the Company to (i) not reassess whether any expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases. This practical expedient allowed the Company to continue to account for its ground leases as operating leases. Prospectively, any new or modified ground leases may be classified as financing leases. The adoption of this standard by the Company has been applied as of January 1, 2019, and the comparative periods have not been restated.

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

The Company capitalizes costs directly and indirectly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company’s unsecured indebtedness during the period.

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

Using information available at the time of acquisition, the Company allocates the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

The Company evaluates the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities (collectively, the “property”) held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the property. If such cash flows are less than the property’s carrying value, an impairment charge is recognized to the extent by which the property’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions regarding anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $22.8 million, $87.7 million, $5.5 million, respectively, for the year ended December 31, 2019 and approximately $1.3 million, $113.1 million, $4.3 million, respectively, for the year ended December 31, 2018.

Leases

For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining the operating right-of-use asset and lease liability for the Company’s existing operating leases upon the adoption of the new lease guidance, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. The Company utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. Since the terms under the ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the estimate of this rate required significant judgment, and considered factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$9,041	$7,968
Restricted cash	2,823	14,574
Total cash and cash equivalents and restricted cash	$11,864	$22,542

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

Leasing commissions include commissions and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commissions are capitalized and amortized over the terms of the related leases (and bargain renewal terms or assumed exercise of early termination options) using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2019.

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, the Company’s distributions include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital may not be taxable. A return of capital has the effect of reducing the holder’s adjusted tax basis in its investment, which may or may not be taxable to the holder.

The Company paid approximately $2.4 million ($0.87413 per share) of the 6.625% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") dividends, of which $0.71493 per share was treated as ordinary income for tax purposes, $0.07521 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.08399 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2018. The Company paid approximately $4.6 million ($1.65625 per share) of the Series B Preferred Stock dividends for the year ended December 31, 2017, that were treated as ordinary income for tax purposes.

The Company paid approximately $5.2 million ($1.71875 per share) of the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) dividends for the year ended December 31, 2019, of which $1.71441 that were treated as ordinary income for tax purposes and $0.00434 that were treated as qualified dividends for tax purposes. The Company paid approximately $5.2 million ($1.71875 per share) of the Series C Preferred Stock dividends, of which $1.40573 per share was treated as ordinary income for tax purposes, $0.14789 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.16513 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2018. The Company paid approximately $5.2 million ($1.71875 per share) of the Series C Preferred Stock dividends for the year ended December 31, 2017, that were treated as ordinary income for tax purposes.

The following table summarizes the tax treatment of dividends per common share for federal income tax purposes.

	Year ended December 31,
	2019		2018		2017
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.888657	62.2%	$1.051783	74.1%	$0.965483	68.8%
Return of capital	0.538270	37.7%	0.133170	9.4%	0.437852	31.2%
Unrecaptured section 1250 capital gain	—	—%	0.110647	7.8%	—	—%
Other capital gain	—	—%	0.123563	8.7%	—	—%
Qualified dividend	0.002243	0.1%	—	—%	—	—%
Total (1)	$1.429170	100.0%	$1.419163	100.0%	$1.403335	100.0%

(1)
The December 2017 monthly common stock dividend of $0.1175 per share was included in the stockholder’s 2018 tax year. The December 2018 monthly common stock dividend of $0.118333 per share was included in the stockholder’s 2019 tax year. The December 2019 monthly common stock dividend of $0.119167 per share will be included in the stockholder’s 2020 tax year.

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

The Company evaluates cash basis versus accrual basis of rental income recognition based on the collectability of future lease payments. As of December 31, 2018, the Company had an allowance for doubtful accounts of approximately $0.8 million included in tenant accounts receivable.

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

Incentive and Equity-Based Employee Compensation Plans

The Company grants equity-based compensation awards to its employees and directors in the form of restricted shares of common stock, LTIP units, and outperformance programs and performance units (outperformance programs and performance units are collectively, “Performance-based Compensation Plans”). See Notes 6, 7 and 8 for further discussion of restricted shares of common stock, LTIP units, and Performance-based Compensation Plans, respectively. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income (loss) of approximately $0.3 million, $(0.1) million and $(0.4) million, for the years ended December 31, 2019, 2018 and 2017, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $1.2 million, $0.9 million and $1.0 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2019, 2018 and 2017, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2019 and 2018.

Rental Property, net (in thousands)	December 31, 2019	December 31, 2018
Land	$435,923	$364,023
Buildings, net of accumulated depreciation of $254,458 and $199,497, respectively	2,787,234	2,082,781
Tenant improvements, net of accumulated depreciation of $21,487 and $36,450, respectively	38,339	30,704
Building and land improvements, net of accumulated depreciation of $111,688 and $80,983, respectively	232,456	168,229
Construction in progress	29,406	3,949
Deferred leasing intangibles, net of accumulated amortization of $241,304 and $246,502, respectively	475,149	342,015
Total rental property, net	$3,998,507	$2,991,701

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2019 and 2018.

Year ended December 31, 2019
Market(1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Kansas City, MO	July 10, 2019	304,840	1	13,450
Houston, TX	July 22, 2019	199,903	1	11,287
Charleston/N Charleston, SC	July 22, 2019	88,583	1	7,166
Tampa, FL	August 5, 2019	78,560	1	8,168
Philadelphia, PA	August 6, 2019	120,000	1	10,880
Milwaukee/Madison, WI	August 16, 2019	224,940	3	13,981
Houston, TX	August 19, 2019	45,000	1	6,190
West Michigan, MI	August 19, 2019	210,120	1	10,407
Pittsburgh, PA	August 21, 2019	410,389	1	31,219
Boston, MA	August 22, 2019	80,100	1	14,253
Las Vegas, NV	August 27, 2019	80,422	2	12,602
Nashville, TN	August 29, 2019	348,880	1	20,267
Columbia, SC	August 30, 2019	200,000	1	13,670
Pittsburgh, PA	September 6, 2019	138,270	1	9,323
Omaha/Council Bluffs, NE-IA	September 11, 2019	128,200	2	8,509
Pittsburgh, PA	September 16, 2019	315,634	1	28,712
Memphis, TN	September 19, 2019	1,135,453	1	50,941
Memphis, TN	September 26, 2019	629,086	1	31,542
Three months ended September 30, 2019		4,738,380	22	302,567
Chicago, IL	October 10, 2019	105,925	1	11,621
Portland, OR	October 10, 2019	141,400	1	14,180
Jacksonville, FL	October 15, 2019	231,030	1	15,603
Indianapolis, IN	October 18, 2019	1,027,678	1	52,736
St. Louis, MO	October 21, 2019	127,464	1	12,055
Minneapolis/St Paul, MN	October 29, 2019	236,479	2	18,833
Minneapolis/St Paul, MN	November 4, 2019	276,550	1	23,598
Minneapolis/St Paul, MN	November 5, 2019	136,589	1	17,601
Chicago, IL	November 7, 2019	574,249	1	34,989
Milwaukee/Madison, WI	November 12, 2019	111,000	1	5,107
Knoxville, TN	November 21, 2019	227,150	1	10,089
Columbia, SC	November 21, 2019	464,206	1	35,050
Greenville/Spartanburg, SC	December 4, 2019	273,000	1	19,224
Houston, TX	December 5, 2019	90,000	1	11,276
Milwaukee/Madison, WI	December 16, 2019	192,800	1	18,750
Houston, TX	December 17, 2019	250,000	1	21,864
Denver, CO	December 18, 2019	132,194	1	15,749
Des Moines, IA	December 19, 2019	200,011	1	17,335
Indianapolis, IN	December 19, 2019	558,994	1	53,259
Northern New Jersey, NJ	December 23, 2019	113,973	1	14,784
Sacramento, CA	December 30, 2019	147,840	1	10,680
Kansas City, MO	December 31, 2019	230,116	1	21,490
Three months ended December 31, 2019		5,848,648	23	$455,873
Year ended December 31, 2019		15,980,463	69	$1,203,961
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

Year ended December 31, 2018
Market(1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Greenville/Spartanburg, SC	January 11, 2018	203,000	1	$10,755
Minneapolis/St Paul, MN	January 26, 2018	145,351	1	13,538
Philadelphia, PA	February 1, 2018	278,582	1	18,277
Houston, TX	February 22, 2018	242,225	2	22,478
Greenville/Spartanburg, SC	March 30, 2018	222,710	1	13,773
Three months ended March 31, 2018		1,091,868	6	78,821
Chicago, IL	April 23, 2018	169,311	2	10,975
Milwaukee/Madison, WI	April 26, 2018	53,680	1	4,316
Pittsburgh, PA	April 30, 2018	175,000	1	15,380
Detroit, MI	May 9, 2018	274,500	1	19,328
Minneapolis/St Paul, MN	May 15, 2018	509,910	2	26,983
Cincinnati/Dayton, OH	May 23, 2018	158,500	1	7,317
Baton Rouge, LA	May 31, 2018	279,236	1	21,379
Las Vegas, NV	June 12, 2018	122,472	1	17,920
Greenville/Spartanburg, SC	June 15, 2018	131,805	1	5,621
Denver, CO	June 18, 2018	64,750	1	7,044
Cincinnati/Dayton, OH	June 25, 2018	465,136	1	16,421
Charlotte, NC	June 29, 2018	69,200	1	5,446
Houston, TX	June 29, 2018	252,662	1	27,170
Three months ended June 30, 2018		2,726,162	15	185,300
Knoxville, TN	July 10, 2018	106,000	1	6,477
Pittsburgh, PA	August 2, 2018	265,568	1	19,186
Raleigh/Durham, NC	August 2, 2018	365,000	1	21,067
Detroit, MI	August 6, 2018	439,150	1	21,077
Des Moines, IA	August 8, 2018	121,922	1	6,053
McAllen/Edinburg/Pharr, TX	August 9, 2018	270,084	1	18,523
Pittsburgh, PA	August 15, 2018	200,500	1	11,327
Minneapolis/St Paul, MN	August 24, 2018	120,606	1	8,422
Milwaukee/Madison, WI	September 28, 2018	100,800	1	7,484
Milwaukee/Madison, WI	September 28, 2018	174,633	2	13,288
Chicago, IL	September 28, 2018	105,637	1	6,368
Indianapolis, IN	September 28, 2018	478,721	1	29,085
Augusta/Richmond County, GA	September 28, 2018	203,726	1	9,379
Charlotte, NC	September 28, 2018	301,000	1	16,807
Three months ended September 30, 2018		3,253,347	15	194,543
Greensboro/Winston-Salem, NC	October 22, 2018	128,287	1	8,376
Minneapolis/St Paul, MN	October 22, 2018	109,444	1	8,064
Baltimore, MD	October 23, 2018	60,000	1	7,538
Greenville/Spartanburg, SC	November 7, 2018	210,891	1	11,289
Philadelphia, PA	November 19, 2018	101,869	1	7,074
Detroit, MI (2)	November 26, 2018	—	—	620
Milwaukee/Madison, WI	December 3, 2018	162,230	1	14,132
Pittsburgh, PA	December 11, 2018	119,161	1	15,502
Tucson, AZ	December 13, 2018	129,047	1	10,075
Detroit, MI	December 14, 2018	285,306	2	20,095
Greenville/Spartanburg, SC	December 17, 2018	726,500	1	28,995
Milwaukee/Madison, WI	December 18, 2018	288,201	2	14,586
Milwaukee/Madison, WI	December 19, 2018	112,144	1	5,349
Chicago, IL	December 19, 2018	195,415	1	16,134
Indianapolis, IN	December 20, 2018	446,500	1	33,314
Pittsburgh, PA	December 20, 2018	179,394	1	16,725
Three months ended December 31, 2018		3,254,389	17	217,868
Year ended December 31, 2018		10,325,766	53	$676,532
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2019 and 2018, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2019		Year ended December 31, 2018
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$96,379	N/A	$59,974	N/A
Buildings	814,541	N/A	465,272	N/A
Tenant improvements	12,661	N/A	6,684	N/A
Building and land improvements	69,903	N/A	33,715	N/A
Construction in progress	2,032	N/A	—	N/A
Other assets	2,736	N/A	794	N/A
Deferred leasing intangibles - In-place leases	128,235	9.3	77,803	9.0
Deferred leasing intangibles - Tenant relationships	60,689	12.3	32,448	11.9
Deferred leasing intangibles - Above market leases	27,808	12.8	10,372	10.6
Deferred leasing intangibles - Below market leases	(11,023)	8.4	(10,110)	8.1
Deferred leasing intangibles - Above market ground leases	—	N/A	(178)	48.1
Other liabilities	—	N/A	(242)	N/A
Total purchase price	$1,203,961		$676,532

The following table summarizes the results of operations for the years ended December 31, 2019 and 2018 for the properties acquired during the years ended December 31, 2019 and 2018, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2019	Year ended December 31, 2018
Total revenue	$35,042	$22,099
Net income	$6,302	$4,245

Dispositions

During the year ended December 31, 2019, the Company sold nine buildings and two land parcels comprised of approximately 1.6 million square feet with a net book value of approximately $34.6 million to third parties. These buildings contributed approximately $0.8 million, $8.5 million and $9.0 million to revenue for the years ended December 31, 2019, 2018 and 2017, respectively. These buildings contributed approximately $(2.5) million, $1.6 million and $3.4 million to net income (loss) (exclusive of loss on impairments, and gain on the sales of rental property, net) for the years ended December 31, 2019, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $42.0 million and the Company recognized the full gain on the sales of rental property, net of approximately $7.4 million for the year ended December 31, 2019. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2018, the Company sold 19 buildings comprised of approximately 3.9 million square feet with a net book value of approximately $135.7 million to third parties. These buildings contributed approximately $12.0 million and $18.6 million to revenue for the years ended December 31, 2018 and 2017, respectively. These buildings contributed approximately $3.7 million and $5.0 million to net income (exclusive of gain on involuntary conversion, loss on impairments and gain on the sales of rental property, net) for the years ended December 31, 2018 and 2017, respectively. Net proceeds from the sales of rental property were approximately $207.9 million and the Company recognized a gain on the sales of rental property, net of approximately $72.2 million for the year ended December 31, 2018. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2017, the Company sold 11 buildings comprised of approximately 1.9 million square feet with a net book value of approximately $40.9 million to third parties. These buildings contributed approximately $3.8 million to revenue for the year ended December 31, 2017. These buildings contributed approximately $1.5 million to net income (exclusive of loss on impairments and gain on the sales of rental property, net) for the year ended December 31, 2017. Net proceeds from the sales of rental property were approximately $65.1 million and the Company recognized a gain on the sales of rental property, net of approximately $24.2 million for the year ended December 31, 2017. All of the dispositions were accounted for under the full accrual method.

Assets Held for Sale

As of December 31, 2019, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $15.2 million, $27.8 million, and $0, respectively, for two buildings located in Camarillo, CA were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. These buildings contributed approximately $2.5 million, $5.8 million and $5.7 million to revenue for the years ended December 31, 2019, 2018 and 2017, respectively. These buildings contributed approximately $0.7 million, $0.6 million and $1.1 million to net income for the year ended December 31, 2019, 2018 and 2017, respectively.

Involuntary Conversion

During the year ended December 31, 2017, the Company wrote down a building in the amount of approximately $0.8 million, related to an involuntary conversion event that occurred on September 1, 2016. The cumulative write down of the building since the involuntary conversion event was approximately $1.5 million as of December 31, 2017. The Company recognized a gain on involuntary conversion of approximately $0.3 million during the year ended December 31, 2017.

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the year ended December 31, 2019, 2018 and 2017.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)

Rapid City, SD(4)	1	Change in estimated hold period	(5)	Discounted cash flows	(6)
Three months ended March 31, 2019						$4,373	$5,344
Belfast, ME(4)	5	Market leasing conditions		Discounted cash flows	(7)
Three months ended September 30, 2019						$5,950	$4,413
Year ended December 31, 2019							$9,757

Buena Vista, VA	1	Change in estimated hold period	(8)	Discounted cash flows	(9)
Sergeant Bluff, IA(4)	1	Change in estimated hold period	(8)	Discounted cash flows	(9)
Three months ended March 31, 2018						$3,176	$2,934
Chicago, IL	1	Change in estimated hold period	(5)	Discounted cash flows	(10)
Cleveland, OH	1	Change in estimated hold period	(5)	Discounted cash flows	(10)
Three months ended December 31, 2018						$4,322	$3,248
Year ended December 31, 2018							$6,182

Cincinnati/Dayton, OH(4)	1	Market leasing conditions	(8)	Discounted cash flows	(11)
Three months ended December 31, 2017						$1,543	$1,879
Year ended December 31, 2017							$1,879

(1)	As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state is reflected.

(2)
The Company tested the asset group for impairment utilizing a probability weighted recovery analysis of certain scenarios, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.

(3)	The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement.

(4)	Flex/office buildings.

(5)	This property was sold during the year ended December 31, 2019.

(6)	Level 3 inputs used to determine fair value for the property impaired for the three months ended March 31, 2019: discount rate of 12.0% and exit capitalization rate of 12.0%.

(7)	Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2019: discount rate of 13.0% and exit capitalization rate of 12.0%.

(8)	This property was sold during the year ended December 31, 2018.

(9)
Level 3 inputs used to determine fair value for the properties impaired for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.

(10)	Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2018: discount rate of 12.0% and exit capitalization rates ranged from 8.3% to 12.0%.

(11)	Level 3 inputs used to determine fair value for the property impaired for the three months ended December 31, 2017: discount rate of 10.0% and exit capitalization rate of 10.0%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$92,607	$(32,115)	$60,492	$73,122	$(31,059)	$42,063
Other intangible lease assets	623,846	(209,189)	414,657	515,395	(215,443)	299,952
Total deferred leasing intangible assets	$716,453	$(241,304)	$475,149	$588,517	$(246,502)	$342,015

Below market leases	$38,802	$(12,064)	$26,738	$34,331	$(12,764)	$21,567
Total deferred leasing intangible liabilities	$38,802	$(12,064)	$26,738	$34,331	$(12,764)	$21,567

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2019	2018	2017
Net decrease to rental income related to above and below market lease amortization	$4,884	$4,164	$4,583
Amortization expense related to other intangible lease assets	$73,726	$74,370	$72,936

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2019.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2020	$74,061	$4,321
2021	$62,310	$3,202
2022	$53,048	$2,421
2023	$44,857	$2,494
2024	$36,182	$2,869

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2019 and 2018.

Loan	Principal Outstanding as of December 31, 2019 (in thousands)	Principal Outstanding as of December 31, 2018 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$146,000	$100,500	L + 0.90%	January 15, 2023	i
Total unsecured credit facility	146,000	100,500

Unsecured term loans:
Unsecured Term Loan C	150,000	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B	150,000	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	2.70%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	—	3.92%	January 15, 2024	i
Unsecured Term Loan F (5)	100,000	—	L + 1.00%	January 12, 2025	i
Total unsecured term loans	875,000	600,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,625)	(3,640)
Total carrying value unsecured term loans, net	871,375	596,360

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,117)	(2,512)
Total carrying value unsecured notes, net	572,883	572,488

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	51,406	53,216	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,679	3,795	4.78%	December 15, 2023	iv
Total mortgage notes	55,085	57,011
Add: Total unamortized fair market value premiums	39	50
Less: Total unamortized deferred financing fees and debt issuance costs	(369)	(501)
Total carrying value mortgage notes, net	54,755	56,560
Total / weighted average interest rate (6)	$1,645,013	$1,325,908	3.48%

(1)
Interest rate as of December 31, 2019. At December 31, 2019, the one-month LIBOR (“L”) was 1.7625%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.

(2)
The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of December 31, 2019, one-month LIBOR for the Unsecured Term Loans A, B, C, D, and E was swapped to a fixed rate of 1.70%, 2.05%, 1.39%, 1.85%, and 2.92%, respectively. One-month LIBOR for the Unsecured Term Loan F will be swapped to a fixed rate of 2.11% effective July 15, 2020.

(3)
Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)
The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.4 million and $3.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

(5)	The remaining capacity is $100.0 million as of December 31, 2019, which the Company has until July 12, 2020 to draw.

(6)
The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $775.0 million of debt, and was not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of December 31, 2019 was approximately $451.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $6.3 million and $5.9 million as of December 31, 2019 and 2018, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2019	2018	2017
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$2,583	$2,316	$2,087
Facility, unused, and other fees	$1,513	$1,246	$1,169

2019 Debt Activity

On July 25, 2019, the Company drew $175.0 million of the $175.0 million Unsecured Term Loan E that was entered into on July 26, 2018.

On July 12, 2019, the Company entered into the $200.0 million Unsecured Term Loan F. As of December 31, 2019, the interest rate on the Unsecured Term Loan F was LIBOR plus a spread of 1.00% based on the Company’s debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan F will mature on January 12, 2025. The Unsecured Term Loan F has a feature that allows the Company to request an increase in the aggregate size of the unsecured term loan of up to $400.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 12, 2020. To the extent that the Company does not request advances of the $200.0 million of aggregate commitments by July 12, 2020, the unadvanced commitments terminate. The Unsecured Term Loan F has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 10, 2019 and is due and payable monthly until the earlier of (i) the date that aggregate commitments of $200.0 million have been fully advanced, (ii) July 12, 2020, and (iii) the date that aggregate commitments have been reduced to zero pursuant to the terms of the agreement. The Company is required to pay an annual administrative agent fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan F. The agreement also contains financial and other covenants substantially similar to the covenants in the Company’s unsecured credit facility. On December 18, 2019, the Company drew 100.0 million of the $200.0 million Unsecured Term Loan F.

2018 Debt Activity

On December 20, 2018, upon the Company obtaining its second investment grade rating, the spread over the applicable rate on the Company’s unsecured credit facility and unsecured term loans changed from being based upon the Company’s consolidated leverage ratio, as defined in the respective loan agreements, to being based upon the Company’s debt rating, as defined in the respective loan agreements.
On July 26, 2018, the Company closed on the refinancing of its unsecured credit facility. The refinancing transaction included extending the maturity date to January 15, 2023, increasing the capacity to $500.0 million, and reducing the annual interest rate. As of December 31, 2019, the interest rate on the unsecured credit facility was LIBOR plus a spread of 0.90% based on the Company’s debt rating, as defined in the credit agreement. The Company recognized a loss of approximately $13,000 as a result of the acceleration of unamortized deferred financing fees, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. The remaining unamortized deferred financing fees were carried over and are being amortized with new deferred financing fees through the new maturity date of the unsecured credit facility. As of December 31, 2019, the unsecured credit facility has an annual facility fee of 0.20% based on the Company’s debt rating, as defined in the credit agreement, of total commitments that is due and payable quarterly. The Company is required to pay an annual fee of $50,000.
On July 26, 2018, the Company entered into the $175.0 million Unsecured Term Loan E. As of December 31, 2019, the interest rate on the Unsecured Term Loan E was LIBOR plus a spread of 1.00% based on the Company’s debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan E will mature on January 15, 2024. The Unsecured Term Loan E has an accordion feature that allows the Company to increase its borrowing capacity to $350.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 25, 2019. To the extent that the Company does not request advances of the $175.0 million of aggregate commitments by July 25, 2019, the unadvanced commitments terminate. The Unsecured Term Loan E has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 24, 2018 and is due and payable monthly until the earlier of (i) the date that commitments of $175.0 million have been fully advanced, (ii) July 26, 2019, and (iii) the date that commitments of $175.0 million have been reduced to zero pursuant to the terms of the agreement. The Company is required to pay an annual fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan E. The agreement also contains financial and other covenants substantially similar to the covenants in the Company’s unsecured credit facility.

On July 26, 2018, the Company entered into amendments to its unsecured term loan agreements to conform certain provisions to the Unsecured Term Loan E agreement and the new unsecured credit facility agreement.

On April 10, 2018, the Company entered into a note purchase agreement (“NPA”) for the private placement by the Operating Partnership of the $75.0 million Series G Unsecured Notes maturing June 13, 2025 with a fixed annual interest rate of 4.10%, and the $100.0 million Series H Unsecured Notes maturing June 13, 2028 with a fixed annual interest rate of 4.27%. The NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes. The Operating Partnership issued the Series G Unsecured Notes and the Series H Unsecured Notes on June 13, 2018. In addition, on April 10, 2018, the Company entered into amendments to the note purchase agreements related to the Company’s outstanding unsecured notes to conform certain provisions in the agreements to the provisions in the NPA. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes.

On March 28, 2018, the Company drew $75.0 million of the $150.0 million Unsecured Term Loan D that was entered into on July 28, 2017. On July 27, 2018, the Company drew the remaining $75.0 million of the Unsecured Term Loan D.

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
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2019 and 2018.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2019 and 2018. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $85.5 million and $88.2 million at December 31, 2019 and 2018, respectively, and is limited to senior, property-level secured debt financing arrangements.
Fair Value of Debt
The following table summarizes the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2019 and 2018. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2019		December 31, 2018
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$146,000	$146,000	$100,500	$100,500
Unsecured term loans	875,000	875,000	600,000	600,000
Unsecured notes	575,000	614,493	575,000	585,292
Mortgage notes	55,085	56,021	57,011	57,289
Total principal amount	1,651,085	$1,691,514	1,332,511	$1,343,081
Add: Total unamortized fair market value premiums	39		50
Less: Total unamortized deferred financing fees and debt issuance costs	(6,111)		(6,653)
Total carrying value	$1,645,013		$1,325,908

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2019

Year	Future Principal Payments of Debt (in thousands)
2020	$152,006
2021	152,103
2022	197,681
2023	399,295
2024	225,000
Thereafter	525,000
Total aggregate principal payments	$1,651,085

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

The following table summarizes the Company’s outstanding interest rate swaps as of December 31, 2019. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Regions Bank	Mar-01-2013	Mar-01-2013	$25,000	$13	1.3300%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Jul-01-2013	$50,000	$5	1.6810%	One-month L	Feb-14-2020
Capital One, N.A.	Jun-13-2013	Aug-01-2013	$25,000	$2	1.7030%	One-month L	Feb-14-2020
Regions Bank	Sep-30-2013	Feb-03-2014	$25,000	$(7)	1.9925%	One-month L	Feb-14-2020
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$48	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$94	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$67	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$46	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$28	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(37)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(38)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(778)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(162)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(490)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,003)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,061)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(229)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(230)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(230)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(229)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(456)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,663)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,665)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,665)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,332)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,422)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,421)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,425)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(276)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of December 31, 2019 and 2018.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2019	Fair Value December 31, 2019	Notional Amount December 31, 2018	Fair Value December 31, 2018
Interest rate swaps-Asset	$250,000	$303	$600,000	$9,151
Interest rate swaps-Liability	$850,000	$(18,819)	$300,000	$(4,011)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $4.7 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2019	2018	2017
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$(21,248)	$1,687	$3,597
Income (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$2,377	$1,377	$(2,073)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$54,647	$48,817	$42,469

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2019, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at December 31, 2019, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $18.7 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018.

		Fair Value Measurements as of December 31, 2019
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$303	$—	$303	$—
Interest rate swaps-Liability	$(18,819)	$—	$(18,819)	$—

		Fair Value Measurements as of December 31, 2018
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2018	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$9,151	$—	$9,151	$—
Interest rate swaps-Liability	$(4,011)	$—	$(4,011)	$—

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

The following table summarizes the Company’s outstanding preferred stock issuances as of December 31, 2019.

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

The following tables summarize the dividends attributable to the Company’s preferred stock issuances during the years ended December 31, 2019 and 2018.

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

Quarter Ended 2018	Declaration Date	Series B Preferred Stock Per Share		Series C Preferred Stock Per Share	Payment Date
December 31	October 10, 2018	$—		$0.4296875	December 31, 2018
September 30	July 11, 2018	0.0460069	(1)	0.4296875	October 1, 2018
June 30	April 10, 2018	0.4140625		0.4296875	July 2, 2018
March 31	February 14, 2018	0.4140625		0.4296875	April 2, 2018
Total		$0.8741319		$1.7187500

(1)
On June 11, 2018, the Company gave notice to redeem all 2,800,000 issued and outstanding shares of the Series B Preferred Stock. On July 11, 2018, the Company redeemed all of the Series B Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the redemption date, without interest.

On January 8, 2020, the Company’s board of directors declared the Series C Preferred Stock dividend for the quarter ending March 31, 2020 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of December 31, 2019.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2019 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

The following tables summarize the activity for the ATM common stock offering programs during the years ended December 31, 2019 and 2018 (in thousands, except share data).

	Year ended December 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	9,711,706	$29.01	$279,156
Total/weighted average	9,711,706	$29.01	$279,156

	Year ended December 31, 2018
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2017 $500 million ATM (1)	14,724,614	$26.52	$386,407
Total/weighted average	14,724,614	$26.52	$386,407
(1) This program ended in February 2019.

Subsequent to December 31, 2019, on January 13, 2020, the Company completed an underwritten public offering of an aggregate 10,062,500 shares of common stock; refer to Note 14 for details.

On September 24, 2019, the Company completed an underwritten public offering of an aggregate 12,650,000 shares of common stock at a price to the underwriters of $28.60 per share, consisting of (i) 5,500,000 shares offered directly by the Company and (ii) 7,150,000 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,650,000 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on September 27, 2019 and the Company received net proceeds from the sale of shares offered directly by the Company of $157.3 million. On December 26, 2019, the Company physically settled the forward sales agreements in full by issuing 7,150,000 shares of common stock and received net proceeds of approximately $202.3 million.

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

Dividends

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the years ended December 31, 2019 and 2018. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004

Month Ended 2018	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 10, 2018	December 31, 2018	$0.118333	January 15, 2019
November 30	October 10, 2018	November 30, 2018	0.118333	December 17, 2018
October 31	October 10, 2018	October 31, 2018	0.118333	November 15, 2018
September 30	July 11, 2018	September 28, 2018	0.118333	October 15, 2018
August 31	July 11, 2018	August 31, 2018	0.118333	September 17, 2018
July 31	July 11, 2018	July 31, 2018	0.118333	August 15, 2018
June 30	April 10, 2018	June 29, 2018	0.118333	July 16, 2018
May 31	April 10, 2018	May 31, 2018	0.118333	June 15, 2018
April 30	April 10, 2018	April 30, 2018	0.118333	May 15, 2018
March 31	November 2, 2017	March 29, 2018	0.118333	April 16, 2018
February 28	November 2, 2017	February 28, 2018	0.118333	March 15, 2018
January 31	November 2, 2017	January 31, 2018	0.118333	February 15, 2018
Total			$1.419996

On January 8, 2020, the Company’s board of directors declared the common stock dividends for the months ending January 31, 2020, February 29, 2020 and March 31, 2020 at a monthly rate of $0.12 per share of common stock.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted on January 7, 2019, January 5, 2018, and January 6, 2017, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2020, 2019, and 2018, respectively. Refer to Note 8 for details on restricted shares of common stock granted on January 8, 2020. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2019, 2018 and 2017.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2016	272,337
Granted	75,001	(1)
Vested	(109,209)	(2)
Forfeited	(922)
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(101,109)	(2)
Forfeited	(7,138)
Balance at December 31, 2019	193,045	(3)

(1)	The fair value per share on the grant date of January 7, 2019, January 5, 2018, and January 6, 2017 was $24.85, $26.40, and $24.41, respectively.

(2)	The Company repurchased and retired 58,697, 41,975, and 40,836 restricted shares of common stock that vested during the years ended December 31, 2019, 2018, and 2017, respectively.

(3)
The weighted average grant date fair value of unvested restricted shares of common stock was $23.10 per share at January 1, 2019, $24.85 per share granted during the year ended December 31, 2019, $22.52 per share vested during the year ended December 31, 2019, $23.78 per share forfeited during the year ended December 31, 2019, and $24.38 per share at December 31, 2019.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2019 was approximately $2.9 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting date for the restricted shares of common stock vested during the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2019	2018	2017
Vested restricted shares of common stock	101,109	112,405	109,209
Fair value of vested restricted shares of common stock (in thousands)	$2,658	$3,002	$2,591

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2019, 2018 and 2017.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2016	1,576,516	2,057,365	3,633,881	4.3%
Granted/Issued	126,239	687,827	814,066	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(245,685)	245,685	—	N/A
Redemptions from Other Common Units to common stock	—	(351,260)	(351,260)	N/A
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%

The weighted average grant date fair value of outstanding LTIP units was $20.50 per unit at January 1, 2019, $23.51 per unit granted during the year ended December 31, 2019, $23.92 per unit forfeited during the year ended December 31, 2019, $17.11 per unit converted during the year ended December 31, 2019, and $21.64 per unit at December 31, 2019.

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

LTIP units granted on January 7, 2019, January 5, 2018, and January 6, 2017 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2019, March 31, 2018, and March 31, 2017, respectively. LTIP units granted on January 7, 2019, January 5, 2018, and January 6, 2017 to independent directors, subject to the recipient’s continued service, vested on January 1, 2020, January 1, 2019, and January 1, 2018, respectively. On March 12, 2018, the Company’s board of directors appointed Michelle Dilley to serve as director of the Company. On March 12, 2018, Ms. Dilley was granted 3,930 LTIP units which vested on January 1, 2019.

Refer to Note 8 for a discussion of the LTIP units granted on January 8, 2020, January 7, 2019, and January 5, 2018, pursuant to the January 6, 2017 performance units, the March 8, 2016 performance units, and the 2015 Outperformance Program (the “2015 OPP”), respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during years ended December 31, 2019, 2018 and 2017 (excluding those LTIP units granted pursuant to the March 8, 2016 performance units and those LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units
Grant date	January 7, 2019	March 12, 2018	January 5, 2018	January 6, 2017
Expected term (years)	10	10	10	10
Expected volatility	19.0%	22.0%	22.0%	23.0%
Expected dividend yield	6.0%	6.0%	6.0%	6.0%
Risk-free interest rate	2.57%	2.46%	2.09%	1.61%
Fair value of LTIP units at issuance (in thousands)	$3,636	$90	$3,447	$2,924
LTIP units at issuance	154,649	3,930	137,616	126,239
Fair value unit price per LTIP unit at issuance	$23.51	$22.90	$25.05	$23.16

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2019, 2018 and 2017.

Unvested LTIP Units	Units
Balance at December 31, 2016	403,423
Granted	126,239
Vested	(229,355)
Forfeited	—
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(371,423)
Forfeited	(16,618)
Balance at December 31, 2019	227,348

The weighted average grant date fair value of unvested LTIP units was $22.52 per unit at January 1, 2019, $23.51 per unit granted during the year ended December 31, 2019, $22.91 per unit vested during the year ended December 31, 2019, $23.92 per unit forfeited during the year ended December 31, 2019, and $23.37 per unit at December 31, 2019.

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2019 was approximately $4.5 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting date for the LTIP units vested during years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Vested LTIP units	2019	2018	2017
Vested LTIP units	371,423	373,893	229,355
Fair value of vested LTIP units (in thousands)	$10,620	$9,772	$6,101

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

Under the 2011 Plan the Company grants performance units to certain key employees of the Company. The ultimate value of the performance units depends on the Company’s total stockholder return (“TSR”) over a three-year period (the “measuring period”). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company’s election and with the award recipient’s consent, LTIP units or other securities (“Award Shares”), at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

No dividends are paid to the recipient during the measuring period. At the end of the measuring period, if the Company’s TSR is such that the recipient earns Award Shares, the recipient will receive additional Award Shares relating to dividends deemed to have been paid and reinvested on the Award Shares. The Company, in the discretion of the compensation committee of the board of directors, may pay the cash value of the deemed dividends instead of issuing additional Award Shares.

On January 7, 2019, January 5, 2018, and January 6, 2017, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring period commenced on January 1, 2019, 2018, and 2017, respectively, and ends on December 31, 2021, 2020, and 2019, respectively. For the 2019 performance units, the Award Shares are immediately vested at the end of the measuring period. For the 2018 and 2017 performance units, one-half of the Award Shares and all dividend shares vest immediately. The other one-half of the Award Shares will be restricted (subject to forfeiture) and vest one year after the end of the measuring period.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2019, 2018 and 2017.

Performance Units	Assumptions
Grant date	January 7, 2019	January 5, 2018	January 6, 2017
Expected volatility	20.7%	22.0%	23.0%
Expected dividend yield	6.0%	6.0%	6.0%
Risk-free interest rate	2.56%	2.09%	1.61%
Fair value of performance units grant (in thousands)	$5,620	$5,456	$2,882

On December 31, 2019 the measuring period pursuant to the January 6, 2017 performance units concluded and it was determined that the Company’s TSR exceeded the threshold percentage and return hurdle. Subsequent to December 31, 2019, the compensation committee of the board of directors approved the issuance of 76,096 vested LTIP units and 46,376 vested shares of common stock to the participants, which were issued on January 8, 2020. The compensation committee of the board of directors also approved the issuance of 65,969 LTIP units and 3,398 restricted shares of common stock that will vest on December 31, 2020, which were issued on January 8, 2020.

On December 31, 2018, the measuring period pursuant to the March 8, 2016 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 102,216 vested LTIP units and 74,032 vested shares of common stock (of which 30,193 shares of common stock were repurchased and retired) to the participants, which were issued on January 7, 2019. The compensation committee of the board of directors also approved the issuance of 107,308 LTIP units and 22,678 restricted shares of common stock that vested on December 31, 2019, which were issued on January 7, 2019.

On January 1, 2018, the measuring period pursuant to the 2015 OPP concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle and a pool of approximately $6.2 million was awarded to the participants. The compensation committee of the board of directors approved the issuance of 183,256 vested LTIP units and 53,722 vested shares of common stock (of which 15,183 shares of common stock were repurchased and retired) to the participants, all of which were issued on January 5, 2018.

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2019 was approximately $5.9 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

At December 31, 2019 and 2018, the number of shares available for issuance under the 2011 Plan were 2,851,304 and 3,276,125, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2019 do not include an allocation for the January 7, 2019 and January 5, 2018 performance units as the awards were not determinable as of December 31, 2019. The number of shares available for issuance under the 2011 Plan as December 31, 2018 do not include an allocation for the January 5, 2018 and January 6, 2017 performance units as the awards were not determinable as of December 31, 2018.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, Performance-based Compensation Plans, and the Company’s director compensation for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2019	2018	2017
Restricted shares of common stock	$1,732	$1,698	$2,373
LTIP units	3,583	3,546	4,675
Performance-based Compensation Plans	4,169	3,298	2,147
Directors compensation (1)	404	380	352
Total non-cash compensation expense	$9,888	$8,922	$9,547
(1) All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2019, 2018 and 2017. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the year ended December 31, 2019 included in the accompanying Consolidated Statements of Operations.

Year ended December 31,
Rental Income (in thousands)	2019
Fixed lease payments	$313,426
Variable lease payments	84,927
Straight-line rental income	11,881
Net decrease to rental income related to above and below market lease amortization	(4,884)
Total rental income	$405,350

As of December 31, 2019, the Company had accrued rental income of approximately $44.3 million included in tenant accounts receivable on the accompanying Consolidated Balance Sheets. As of December 31, 2018, the Company had accrued rental income of approximately $32.4 million included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2019 and December 31, 2018, the Company had approximately $22.6 million and $18.3 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2019 and December 31, 2018, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents.

These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2019 and December 31, 2018, the Company’s total liability associated with these lease security deposits was approximately $9.8 million and $8.4 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $19.1 million, $15.0 million and $12.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

On December 21, 2016, the tenant at the Golden, CO property exercised its early lease termination option per the terms of the lease agreement. The option provided that the tenant’s lease terminate effective December 31, 2017 and required the tenant to pay a termination fee of approximately $0.9 million. The termination fee was recognized on a straight-line basis from December 21, 2016 through the relinquishment of the space on December 31, 2017. The termination fee income of approximately $0.8 million is included in rental income on the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2019.

Year (as of December 31, 2019)	Maturity of Fixed Lease Payments (in thousands)
2020	$355,563
2021	$319,843
2022	$283,526
2023	$242,305
2024	$200,527
Thereafter	$758,401

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rents (in thousands)
2019	$299,978
2020	$271,936
2021	$226,970
2022	$188,707
2023	$152,814
Thereafter	$535,192

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 1.2 years to 47.0 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2019.

Operating Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (years)	36.0
Weighted average discount rate	7.1%

The following table summarizes the operating lease cost recognized during the year ended December 31, 2019 included in the Company’s Consolidated Statements of Operations.

Year ended December 31,
Operating Lease Cost (in thousands)	2019
Operating lease cost included in property expense attributable to ground leases	$1,324
Operating lease cost included in general and administrative expense attributable to corporate office lease	1,065
Total operating lease cost	$2,389

The following table summarizes supplemental cash flow information related to operating leases recognized during the year ended December 31, 2019 in the Company’s Consolidated Statements of Cash Flows.

Year ended December 31,
Operating Leases (in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,282

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of December 31, 2019.

Year (as of December 31, 2019)	Maturity of Operating Lease Liabilities(1) (in thousands)
2020	$2,294
2021	1,400
2022	1,107
2023	1,116
2024	1,121
Thereafter	47,035
Total lease payments	54,073
Less: Imputed interest	(37,084)
Present value of operating lease liabilities	$16,989

(1)	Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

The following table summarizes the minimum contractual lease payments under the superseded leases standard, Topic 840, as of December 31, 2018.

Year (as of December 31, 2018)	Future Minimum Rental Payments (1) (in thousands)
2019	$2,110
2020	$2,122
2021	$1,227
2022	$935
2023	$944
Thereafter	$45,580

(1)	Future minimum rental payments do not include estimates of CPI rent changes required by certain lease agreements. Therefore, actual minimum rental payments may differ than those presented.

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

Restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2019, 2018 and 2017, there were 217,623, 195,281 and 237,896, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted EPS using the treasury stock method if the impact is dilutive. Other potentially dilutive common shares from the Company’s Performance-based Compensation Plans are considered when calculating diluted EPS.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2019	2018	2017
Numerator
Net income attributable to common stockholders	$43,811	$82,385	$21,131
Denominator
Weighted average common shares outstanding — basic	125,389	103,401	89,538
Effect of dilutive securities(1)
Share-based compensation	284	406	466
Shares issueable under forward sales agreements	5	—	—
Weighted average common shares outstanding — diluted	125,678	103,807	90,004
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.35	$0.80	$0.24
Net income per share attributable to common stockholders — diluted	$0.35	$0.79	$0.23

(1)
During the years ended December 31, 2019, 2018, and 2017, there were 218, 195, and 238, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.0 million as of December 31, 2019 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2019, 2018 and 2017 was approximately $0.4 million, $0.3 million and $0.3 million, respectively. The Company’s contribution is subject to a three year vesting schedule, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Related-Party Transactions

STAG Industrial Management, LLC (“Manager”), a wholly owned subsidiary of the Company, was performing certain asset management services for STAG Investments II, LLC (“Fund II”), a private, fully-invested fund that was an affiliate of the Company, that as of December 31, 2017 was legally dissolved. Before dissolution, the Manager was paid an annual asset management fee based on the equity investment in the Fund II assets, which was 1.25% of the equity investment. In June 2013, Fund II and the Company amended the service agreement to exclude disposition services from the asset management services to be performed by the Company and results in a concomitant reduction in the asset management fee. The Company recognized asset management fee income of approximately $0.1 million for the year ended December 31, 2017, which is included in other income on the accompanying Consolidated Statements of Operations.

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

On January 27, 2020, the Company sold two buildings located in Camarillo, CA to a third party for a contractual purchase price of $88.0 million.

On January 13, 2020, the Company completed an underwritten public offering of an aggregate 10,062,500 shares of common stock at a price to the underwriters of $30.9022 per share, consisting of (i) 5,600,000 shares offered directly by the Company and (ii) 4,462,500 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,312,500 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on January 16, 2020 and the Company received net proceeds from the sale of shares offered directly by the Company of approximately $173.1 million. Subject to the Company’s right to elect cash or net share settlement, the Company has the ability to settle the forward sales agreements at any time through scheduled maturity date of the forward sale agreements of January 13, 2021.

On January 8, 2020, the Company granted 65,127 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest in four equal installments on January 1 of each year beginning in 2021. The fair value of the restricted shares of common stock at the date of grant was $31.49 per share.

On January 8, 2020, the Company granted 27,144 LTIP units to non-employee, independent directors, and 109,597 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2021. The LTIP units granted to certain executive officers and senior employees will vest quarterly over four years, with the first vesting date being March 31, 2020. The fair value of the LTIP units at the date of grant was approximately $4.0 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 18.0%, a weighted average expected dividend yield of 5.75%, and a weighted average risk-free interest rate of 1.61%. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements.

On January 8, 2020, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 8, 2020 performance units grant is substantially the same as the performance units grants discussed in Note 8, except that the measuring period commences on January 1, 2020 and ends on December 31, 2022, and the Award Shares are immediately vested at the end of the measuring period. The fair value of the performance units at the date of grant was approximately $5.4 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 17.4%, a weighted average expected dividend yield of 5.75%, and a weighted average risk-free interest rate of 1.59%. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2019	$758	$—	$(758)	$—
December 31, 2018	$311	$1,050	$(603)	$758
December 31, 2017	$188	$123	$—	$311

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Alabama
Montgomery	4300 Alatex Road	—	7,523	418	1,789	9,312	418	9,730	(1,094)	2016
Phenix City	16 Downing Drive	(1,440)	1,415	276	280	1,695	276	1,971	(348)	2012
Arkansas
Rogers	8th and Easy Street	—	7,878	1,072	1,513	9,391	1,072	10,463	(1,808)	2011
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	—	13,163	1,674	14,837	(926)	2017
Tucson	6161 South Palo Verde Road	—	8,037	996	—	8,037	996	9,033	(360)	2018
California
Camarillo	3001 East Mission Oaks Blvd	—	13,559	7,242	262	13,821	7,242	21,063	(2,177)	2014
Camarillo	3175 East Mission Oaks Blvd	—	19,780	7,989	60	19,840	7,989	27,829	(3,696)	2014
Sacramento	7728 Wilbur Way	—	9,225	857	—	9,225	857	10,082	(27)	2019
San Diego	2055 Dublin Drive	—	14,983	2,290	116	15,099	2,290	17,389	(1,524)	2017
Colorado
Grand Junction	2139 Bond Street	—	4,002	314	—	4,002	314	4,316	(599)	2015
Johnstown	4150 Ronald Reagan Blvd.	—	14,964	1,133	—	14,964	1,133	16,097	(36)	2019
Longmont	4300 Godding Hollow Parkway	—	5,345	734	—	5,345	734	6,079	(308)	2018
Connecticut
Avon	60 Security Drive	—	2,750	336	483	3,233	336	3,569	(669)	2012
East Windsor	4 Craftsman Road	—	5,711	400	72	5,783	400	6,183	(818)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(1,389)	2012
Milford	40 Pepes Farm Road	—	10,040	1,264	1,005	11,045	1,264	12,309	(1,269)	2017
North Haven	300 Montowese Avenue Ext.	—	39,686	4,086	4,439	44,125	4,086	48,211	(7,581)	2015
Wallingford	5 Sterling Drive	—	6,111	585	—	6,111	585	6,696	(658)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(2,786)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,287	3,162	1,237	4,399	(1,044)	2007
Jacksonville	775 Whittaker Road	—	3,438	451	410	3,848	451	4,299	(520)	2017
Jacksonville	9601 North Main Street	—	7,829	650	497	8,326	650	8,976	(958)	2017
Jacksonville	550 Gun Club Road	—	8,195	674	1,557	9,752	674	10,426	(1,314)	2017
Jacksonville	555 Zoo Parkway	—	7,266	596	1,016	8,282	596	8,878	(1,066)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	—	14,319	1,284	15,603	(112)	2019
Ocala	650 Southwest 27th Aveune	—	13,296	731	1,553	14,849	731	15,580	(2,643)	2013
Orlando	1854 Central Florida Parkway	—	4,839	1,339	—	4,839	1,339	6,178	(1,023)	2013
Orlando	7050 Overland Road	—	1,996	721	—	1,996	721	2,717	(483)	2012
Pensacola	1301 North Palafox Street	—	2,829	145	470	3,299	145	3,444	(1,306)	2007

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Tampa	4330 Williams Road	—	6,390	829	—	6,390	829	7,219	(95)	2019
Georgia
Augusta	1816 Tobacco Road	—	6,249	937	—	6,249	937	7,186	(364)	2018
Calhoun	103 Enterprise Drive	—	2,743	388	—	2,743	388	3,131	(434)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—	1,712	475	2,187	(427)	2012
Forest Park	5300 Kennedy Road	—	9,527	1,733	900	10,427	1,733	12,160	(1,528)	2016
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	286	8,475	1,715	10,190	(1,095)	2016
Norcross	4075 Blue Ridge Industrial Pkw	—	2,586	1,589	—	2,586	1,589	4,175	(644)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119	13,153	439	13,592	(2,192)	2014
Shannon	212 Burlington Drive	—	12,949	393	102	13,051	393	13,444	(2,220)	2013
Smyrna	3500 Highlands Parkway	—	3,092	264	134	3,226	264	3,490	(650)	2012
Statham	1965 Statham Drive	—	6,130	588	1,151	7,281	588	7,869	(1,462)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,738	612	658	3,396	612	4,008	(417)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	71	2,783	356	3,139	(564)	2013
Illinois
Batavia	1100 Paramount Parkway	—	4,273	618	—	4,273	618	4,891	(485)	2017
Belvidere	3458 Morreim Drive	—	4,083	442	255	4,338	442	4,780	(684)	2015
Belvidere	775 Logistics Drive	—	16,914	2,341	—	16,914	2,341	19,255	(1,588)	2017
Belvidere	1701 Industrial Court	—	3,932	733	36	3,968	733	4,701	(713)	2013
Belvidere	725 Landmark Drive	—	3,485	538	114	3,599	538	4,137	(606)	2013
Belvidere	888 Landmark Drive	—	6,899	670	—	6,899	670	7,569	(1,223)	2013
Belvidere	3915 & 3925 Morreim Drive	—	4,291	668	—	4,291	668	4,959	(780)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	159	3,858	866	4,724	(781)	2013
Belvidere	795 Landmark Drive	—	2,794	586	83	2,877	586	3,463	(583)	2013
Belvidere	857 Landmark Drive	—	8,269	1,542	591	8,860	1,542	10,402	(1,773)	2013
Belvidere	984 Landmark Drive	—	71	216	—	71	216	287	(71)	2013
DeKalb	1085 Peace Road	—	4,568	489	—	4,568	489	5,057	(945)	2013
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,380	1,716	984	12,364	1,716	14,080	(2,065)	2014
Gurnee	3800 Swanson Court	—	4,553	1,337	954	5,507	1,337	6,844	(1,141)	2012
Harvard	875 West Diggins Street	—	2,980	1,157	324	3,304	1,157	4,461	(952)	2013
Itasca	1800 Bruning Drive	—	12,216	2,428	1,213	13,429	2,428	15,857	(1,903)	2016
Libertyville	1755 Butterfield Road	—	6,455	421	80	6,535	421	6,956	(1,194)	2015
Libertyville	1795 N. Butterfield Road	—	729	143	210	939	143	1,082	(379)	2015
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(78)	2019
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(503)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	120	3,938	576	4,514	(295)	2018
McHenry	921 Ridgeview Drive	—	4,010	448	27	4,037	448	4,485	(275)	2018
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,485	2,190	1,936	14,421	2,190	16,611	(2,998)	2012
Sauk Village	21399 Torrence Avenue	—	5,405	877	105	5,510	877	6,387	(1,066)	2013

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Waukegan	3751 Sunset Ave	—	5,140	1,004	—	5,140	1,004	6,144	(607)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	772	2,808	768	3,576	(414)	2016
West Chicago	1400 Northwest Avenue	—	668	382	282	950	382	1,332	(140)	2016
West Chicago	1450 Northwest Avenue	—	768	450	272	1,040	450	1,490	(169)	2016
West Chicago	1145 & 1149 Howard	—	842	369	269	1,111	369	1,480	(176)	2016
West Chicago	1270 Nuclear Drive	—	892	216	301	1,193	216	1,409	(164)	2016
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,257	7,392	915	8,307	(1,073)	2016
Wood Dale	321 Forster Ave	—	5,042	1,226	—	5,042	1,226	6,268	(560)	2016
Woodstock	1005 Courtaulds Drive	—	3,796	496	—	3,796	496	4,292	(902)	2012
Indiana
Albion	907 Weber Road	—	93	67	—	93	67	160	(32)	2006
Albion	1515 East State Road 8	—	932	103	—	932	103	1,035	(323)	2006
Albion	1563 East State Road 8	—	1,107	55	—	1,107	55	1,162	(383)	2006
Albion	600 South 7th Street	—	970	332	—	970	332	1,302	(336)	2006
Albion	1545 East State Road 8	—	1,397	52	—	1,397	52	1,449	(484)	2006
Albion	1514 Progress Drive	—	1,528	126	—	1,528	126	1,654	(529)	2006
Albion	1105 Weber Road	—	710	187	—	710	187	897	(246)	2006
Elkhart	2701Marina Drive	—	210	25	143	353	25	378	(96)	2007
Elkhart	23590 County Road 6	—	3,519	422	571	4,090	422	4,512	(1,242)	2007
Fort Wayne	3424 Centennial Drive	—	3,142	112	—	3,142	112	3,254	(585)	2014
Goshen	2600 College Avenue	—	6,509	1,442	1,824	8,333	1,442	9,775	(2,034)	2011
Greenwood	1415 Collins Road	—	22,032	2,585	—	22,032	2,585	24,617	(685)	2018
Kendallville	811 Commerce Drive	—	1,510	142	—	1,510	142	1,652	(523)	2006
Lafayette	1520 Kepner Drive	(1,105)	2,205	295	43	2,248	295	2,543	(434)	2012
Lafayette	1540-1530 Kepner Drive	(1,877)	3,405	410	123	3,528	410	3,938	(688)	2012
Lafayette	1521 Kepner Drive	(3,856)	7,920	906	301	8,221	906	9,127	(1,700)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(923)	2018
Lebanon	800 Edwards Drive	—	35,868	2,359	—	35,868	2,359	38,227	(95)	2019
Lebanon	121 N. Enterprise Boulevard	—	37,971	2,948	—	37,971	2,948	40,919	(341)	2019
Marion	2201 E. Loew Road	(2,622)	2,934	243	718	3,652	243	3,895	(779)	2012
Portage	6515 Ameriplex Drive	—	28,227	1,626	—	28,227	1,626	29,853	(179)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,046)	2012
South Bend	3310 William Richardson Court	—	4,718	411	294	5,012	411	5,423	(974)	2012
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,709	846	—	13,709	846	14,555	(36)	2019
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(344)	2017
Des Moines	1900 E. 17th Street	—	4,477	556	—	4,477	556	5,033	(246)	2018
Marion	6301 North Gateway Drive	—	2,229	691	175	2,404	691	3,095	(508)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,224	1,360	544	13,768	1,360	15,128	(1,340)	2017
Lenexa	9700 Lackman Road	—	9,649	1,759	33	9,682	1,759	11,441	(157)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(2,144)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Olathe	1202 South Lone Elm Road	—	16,272	1,193	—	16,272	1,193	17,465	(49)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	2,138	22,901	2,431	25,332	(2,880)	2016
Wichita	2655/2755 South Eastmoor Street	(1,389)	1,815	88	110	1,925	88	2,013	(411)	2012
Wichita	2652 South Eastmoor Street	(1,518)	1,839	107	283	2,122	107	2,229	(487)	2012
Wichita	2510 South Eastmoor Street	(694)	833	76	181	1,014	76	1,090	(291)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,398	379	—	2,398	379	2,777	(810)	2007
Danville	1355 Lebanon Road	—	11,593	965	3,891	15,484	965	16,449	(3,497)	2011
Erlanger	1500-1532 Interstate Drive	—	3,825	635	346	4,171	635	4,806	(632)	2016
Florence	9200 Brookfield Court	—	7,914	863	—	7,914	863	8,777	(297)	2019
Florence	1100 Burlington Pike	—	10,934	3,109	128	11,062	3,109	14,171	(854)	2018
Hebron	2151 Southpark Drive	—	4,526	370	130	4,656	370	5,026	(855)	2014
Louisville	6350 Ladd Avenue	—	3,615	386	520	4,135	386	4,521	(954)	2011
Louisville	6400 Ladd Avenue	—	5,767	616	632	6,399	616	7,015	(1,449)	2011
Walton	125 Richwood Road	—	6,244	2,105	—	6,244	2,105	8,349	(844)	2017
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,886	1,619	—	5,886	1,619	7,505	(128)	2019
Baton Rouge	6735 Exchequer Drive	—	6,682	2,567	—	6,682	2,567	9,249	(161)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	—	15,402	1,962	17,364	(872)	2018
Shreveport	7540 Bert Kouns Indust. Loop	—	5,572	1,804	534	6,106	1,804	7,910	(830)	2015
Maine
Belfast	21 Schoodic Drive & 32 Katahdin Avenue	—	6,821	1,081	486	7,307	1,081	8,388	(2,474)	2011
Biddeford	1 Baker's Way	—	8,164	1,369	3,916	12,080	1,369	13,449	(2,054)	2016
Gardiner	47 Market Street	—	8,983	948	—	8,983	948	9,931	(1,412)	2016
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(1,895)	2007
Portland	125 Industrial Way	—	3,648	891	86	3,734	891	4,625	(722)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,792	2,982	—	8,792	2,982	11,774	(243)	2019
Hampstead	630 Hanover Pike	—	34,969	780	—	34,969	780	35,749	(6,323)	2013
White Marsh	6210 Days Cove Road	—	5,839	963	—	5,839	963	6,802	(265)	2018
Massachusetts
Chicopee	2189 Westover Road	—	5,614	504	77	5,691	504	6,195	(1,121)	2012
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(908)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,276)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	—	7,243	2,397	9,640	(163)	2019
Norton	202 South Washington Street	—	6,740	2,839	217	6,957	2,839	9,796	(1,873)	2011
South Easton	55 Bristol Drive	—	5,880	403	—	5,880	403	6,283	(420)	2017
Stoughton	100 Campanelli Parkway	—	2,613	2,256	1,510	4,123	2,256	6,379	(1,121)	2015
Stoughton	12 Campanelli Parkway	—	1,162	538	185	1,347	538	1,885	(361)	2015
Taunton	800 John Quincy Adams Road	—	23,885	2,598	303	24,188	2,598	26,786	(696)	2019
Westborough	35 Otis Street	—	5,808	661	23	5,831	661	6,492	(679)	2016
Michigan

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Belleville	8200 Haggerty Road	—	6,524	724	9	6,533	724	7,257	(675)	2017
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	12	1,111	207	1,318	(358)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	407	1,205	150	1,355	(293)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	224	1,026	151	1,177	(377)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,197	7,203	942	8,145	(2,212)	2007
Grand Rapids	5050 Kendrick Street, SE	—	7,532	169	34	7,566	169	7,735	(1,448)	2015
Holland	4757 128th Avenue	(2,869)	3,273	279	60	3,333	279	3,612	(685)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,955	307	29	7,984	307	8,291	(127)	2019
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(464)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	1,240	8,946	501	9,447	(1,670)	2011
Lansing	2780 Sanders Road	—	3,961	580	33	3,994	580	4,574	(780)	2012
Lansing	5640 Pierson Highway	(5,141)	7,056	429	100	7,156	429	7,585	(1,469)	2012
Lansing	2051 South Canal Road	—	5,176	907	—	5,176	907	6,083	(1,048)	2013
Livonia	38150 Plymouth Road	—	7,123	1,390	176	7,299	1,390	8,689	(369)	2018
Livonia	38220 Plymouth Road	—	8,967	848	31	8,998	848	9,846	(323)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(258)	2013
Novi	22925 Venture Drive	(2,519)	3,649	252	336	3,985	252	4,237	(764)	2012
Novi	25250 Regency Drive	—	6,035	626	—	6,035	626	6,661	(929)	2015
Novi	43800 Gen Mar Drive	—	16,918	1,381	—	16,918	1,381	18,299	(819)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	—	4,620	365	4,985	(797)	2015
Redford	12100 Inkster Road	—	6,114	728	414	6,528	728	7,256	(1,319)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(944)	2018
Romulus	27651 Hildebrandt Road	—	14,956	1,080	49	15,005	1,080	16,085	(1,559)	2017
Sterling Heights	42600 Merrill Street	(1,388)	4,191	1,133	415	4,606	1,133	5,739	(948)	2012
Walker	2640 Northridge Drive	—	4,593	855	169	4,762	855	5,617	(1,067)	2011
Warren	13301 Stephens Road	—	6,111	502	10	6,121	502	6,623	(839)	2017
Warren	7500 Tank Avenue	—	16,035	1,290	—	16,035	1,290	17,325	(2,017)	2016
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(352)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	—	16,873	2,258	19,131	(505)	2019
Bloomington	11300 Hampshire Avenue South	—	8,582	1,702	23	8,605	1,702	10,307	(695)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(1,215)	2016
Carlos	4750 County Road 13 NE	—	5,855	960	151	6,006	960	6,966	(1,431)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(109)	2019
Maple Grove	6250 Sycamore Lane North	—	6,634	969	473	7,107	969	8,076	(750)	2017
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,062	4,554	1,494	6,048	(364)	2018
New Hope	5520 North Highway 169	—	1,970	1,919	10	1,980	1,919	3,899	(560)	2013
Oakdale	550 Hale Avenue	—	6,556	647	—	6,556	647	7,203	(203)	2019
Oakdale	585-595 Hale Avenue	—	5,028	1,396	59	5,087	1,396	6,483	(253)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(392)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	—	5,855	1,109	6,964	(55)	2019
Plymouth	6075 Trenton Lane North	—	6,961	1,569	—	6,961	1,569	8,530	(70)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Rogers	19850 Diamond Lake Road	—	10,429	1,671	238	10,667	1,671	12,338	(2,391)	2011
Savage	14399 Huntington Avenue	—	3,836	3,194	989	4,825	3,194	8,019	(1,188)	2014
Shakopee	1451 Dean Lakes Trail	—	12,496	927	—	12,496	927	13,423	(64)	2019
South Saint Paul	411 Farwell Avenue	—	14,975	2,378	329	15,304	2,378	17,682	(984)	2018
Missouri
Earth City	1 American Eagle Plaza	—	2,806	1,123	60	2,866	1,123	3,989	(488)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,380	791	—	9,380	791	10,171	(82)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	1,599	6,629	1,382	8,011	(1,314)	2011
O'Fallon	6705 Keaton Corporate Parkway	—	3,627	1,233	345	3,972	1,233	5,205	(507)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	335	2,914	1,242	4,156	(671)	2011
Nebraska
Omaha	10488 S. 136th Street	—	13,736	1,602	32	13,768	1,602	15,370	(342)	2019
Omaha	9995 I Street	—	3,250	572	—	3,250	572	3,822	(39)	2019
Omaha	10025 I Street	—	2,449	579	—	2,449	579	3,028	(32)	2019
Nevada
Las Vegas	730 Pilot Road	—	12,390	2,615	170	12,560	2,615	15,175	(753)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	—	3,259	770	4,029	(281)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(63)	2019
Paradise	6460 Arville St	—	3,415	1,465	10	3,425	1,465	4,890	(62)	2019
Reno	9025 Moya Blvd.	—	3,461	1,372	—	3,461	1,372	4,833	(812)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	977	7,305	938	8,243	(1,067)	2017
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Rd	—	6,683	730	—	6,683	730	7,413	(1,367)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	449	8,919	1,431	10,350	(1,644)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	—	10,852	2,367	13,219	(28)	2019
Burlington	1900 River Road	—	42,753	5,135	256	43,009	5,135	48,144	(7,487)	2015
Burlington	8 Campus Drive	—	12,609	3,267	165	12,774	3,267	16,041	—	2015
Burlington	6 Campus Drive	—	19,577	4,030	1,238	20,815	4,030	24,845	(3,278)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,322	2,272	395	8,717	2,272	10,989	(1,350)	2017
Lopatcong	190 Strykers Road	—	9,777	1,554	1,599	11,376	1,554	12,930	(1,104)	2011
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	—	6,372	1,121	7,493	(126)	2019
Moorestown	550 Glen Avenue	—	5,714	466	—	5,714	466	6,180	(137)	2019
Moorestown	600 Glen Court	—	4,763	510	—	4,763	510	5,273	(126)	2019
Pedricktown	One Gateway Blvd.	—	10,696	2,414	—	10,696	2,414	13,110	(1,166)	2017
Swedesboro	2165 Center Square Road	—	5,129	1,212	—	5,129	1,212	6,341	(519)	2017
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(618)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,004	3,703	216	3,919	(904)	2011
Farmington	5786 Collett Road	—	5,282	410	469	5,751	410	6,161	(1,662)	2007
Gloversville	125 Belzano Drive	(668)	1,299	117	—	1,299	117	1,416	(288)	2012
Gloversville	122 Belzano Drive	(1,080)	2,559	151	73	2,632	151	2,783	(524)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Gloversville	109 Belzano Drive	(771)	1,486	154	36	1,522	154	1,676	(332)	2012
Johnstown	6 Clermont Street	(668)	1,304	178	—	1,304	178	1,482	(313)	2012
Johnstown	123 Union Avenue	(977)	1,592	216	47	1,639	216	1,855	(325)	2012
Johnstown	231 Enterprise Drive	(797)	955	151	—	955	151	1,106	(252)	2012
Johnstown	150 Enterprise Avenue	(1,491)	1,467	140	—	1,467	140	1,607	(356)	2012
North Carolina
Charlotte	6601 North I-85 Service Road	—	2,342	805	79	2,421	805	3,226	(403)	2014
Charlotte	1401 Tar Heel Road	—	3,961	515	—	3,961	515	4,476	(535)	2015
Charlotte	2027 Gateway Blvd	—	3,654	913	30	3,684	913	4,597	(191)	2018
Durham	2702 Weck Drive	—	2,589	753	31	2,620	753	3,373	(423)	2015
Greensboro	415 Westcliff Road	—	6,383	691	202	6,585	691	7,276	(269)	2018
Huntersville	13201 Reese Boulevard Unit 100	—	3,123	1,061	477	3,600	1,061	4,661	(675)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,345	5,208	232	5,440	(1,075)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,063)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(928)	2012
Mebane	7110 E. Washington Street	—	4,981	358	861	5,842	358	6,200	(1,003)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	225	5,807	1,091	6,898	(147)	2019
Mooresville	119 Super Sport Drive	—	18,010	4,195	43	18,053	4,195	22,248	(1,370)	2017
Mooresville	313 Mooresville Boulevard	—	7,411	701	437	7,848	701	8,549	(2,027)	2011
Mountain Home	199 N. Egerton Road	—	2,472	523	—	2,472	523	2,995	(476)	2014
Newton	1500 Prodelin Drive	—	7,338	732	1,283	8,621	732	9,353	(1,258)	2011
Pineville	10519 Industrial Drive	—	1,380	392	—	1,380	392	1,772	(376)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(1,384)	2011
Salisbury	913 Airport Road	—	5,284	1,535	1,420	6,704	1,535	8,239	(910)	2017
Smithfield	3250 Highway 70 Business West	—	10,657	613	72	10,729	613	11,342	(1,439)	2011
Troutman	279 & 281 Old Murdock Road	—	13,392	802	—	13,392	802	14,194	(683)	2018
Winston-Salem	2655 Annapolis Drive	—	11,054	610	16	11,070	610	11,680	(2,266)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(737)	2018
Ohio
Bedford Heights	26801 Fargo Ave	—	5,267	837	917	6,184	837	7,021	(702)	2017
Boardman	365 McClurg Rd	—	3,473	282	854	4,327	282	4,609	(1,460)	2007
Columbus	1605 Westbelt Drive	—	5,222	337	37	5,259	337	5,596	(533)	2017
Columbus	3900-3990 Business Park Drive	—	3,123	489	254	3,377	489	3,866	(870)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	417	6,313	331	6,644	(1,160)	2015
Dayton	2800 Concorde Drive	—	23,725	2,465	—	23,725	2,465	26,190	(2,830)	2017
Fairborn	1340 E Dayton Yellow Springs Rd	—	5,569	867	223	5,792	867	6,659	(1,323)	2015
Fairfield	4275 Thunderbird Lane	—	2,788	948	109	2,897	948	3,845	(545)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	—	5,337	1,086	6,423	(374)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	1,258	5,064	1,265	6,329	(1,244)	2011
Groveport	5830 Green Pointe Drive South	—	10,920	642	207	11,127	642	11,769	(1,061)	2017
Hilliard	4251 Leap Road	—	7,412	550	326	7,738	550	8,288	(674)	2017
Macedonia	1261 Highland Road	—	8,112	1,690	230	8,342	1,690	10,032	(1,386)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(849)	2014
North Jackson	500 South Bailey Road	—	4,427	1,528	89	4,516	1,528	6,044	(917)	2013
North Jackson	382 Rosemont Road	—	7,681	486	154	7,835	486	8,321	(1,282)	2011
Oakwood Village	26350 Broadway	—	3,041	343	—	3,041	343	3,384	(597)	2015
Salem	800 Pennsylvania Ave	—	7,674	858	1,102	8,776	858	9,634	(2,478)	2006
Seville	276 West Greenwich Road	—	1,591	273	61	1,652	273	1,925	(458)	2011
Streetsboro	9777 Mopar Drive	—	4,909	2,161	214	5,123	2,161	7,284	(1,167)	2011
Strongsville	12930 Darice Parkway	—	5,750	491	658	6,408	491	6,899	(1,051)	2014
Toledo	1800 Jason Street	—	6,487	213	—	6,487	213	6,700	(1,250)	2012
Twinsburg	7990 Bavaria Road	—	8,027	590	87	8,114	590	8,704	(2,203)	2007
West Chester	9696 International Blvd	—	8,868	936	—	8,868	936	9,804	(1,014)	2016
West Jefferson	1550 West Main Street	—	70,213	2,015	—	70,213	2,015	72,228	(1,380)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	49	2,260	746	3,006	(433)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,373	10,572	1,614	12,186	(1,505)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(1,262)	2015
Oregon
Salem	4060 Fairview Industrial Drive	—	3,039	599	772	3,811	599	4,410	(833)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	514	1,886	266	2,152	(454)	2011
Pennsylvania
Allentown	7132 Daniels Drive	—	7,199	1,962	1,300	8,499	1,962	10,461	(1,634)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	—	23,416	1,248	24,664	(716)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	—	10,539	935	11,474	(424)	2018
Clinton	2300 Sweeney Drive	—	19,339	—	—	19,339	—	19,339	(1,690)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(720)	2018
Clinton	2300 Sweeney Drive Extension	—	16,840	—	310	17,150	—	17,150	(792)	2018
Croydon	3001 State Road	—	4,655	829	—	4,655	829	5,484	(203)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	208	5,523	1,000	6,523	(1,010)	2014
Export	1003 Corporate Lane	—	5,604	667	—	5,604	667	6,271	(72)	2019
Imperial	200 Solar Drive	—	22,135	1,762	—	22,135	1,762	23,897	(228)	2019
Lancaster	2919 Old Tree Drive	—	5,134	1,520	919	6,053	1,520	7,573	(1,430)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	341	4,112	1,370	5,482	(659)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(601)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	129	6,456	1,884	8,340	(762)	2016
Lebanon	1 Keystone Drive	—	5,235	1,380	163	5,398	1,380	6,778	(1,641)	2017
Mechanicsburg	6350 Brackbill Blvd.	—	5,079	1,482	754	5,833	1,482	7,315	(1,097)	2014
Mechanicsburg	6360 Brackbill Blvd.	—	7,042	1,800	173	7,215	1,800	9,015	(1,337)	2014
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	278	8,255	1,452	9,707	(1,511)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	1,224	15,008	843	15,851	(2,880)	2012
New Galilee	1750 Shenango Road	—	25,659	1,127	274	25,933	1,127	27,060	(346)	2019
New Kingstown	6 Doughten Road	—	8,625	2,041	520	9,145	2,041	11,186	(1,657)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(435)	2018
O'Hara Township	100 Papercraft Park	(14,447)	18,612	1,435	7,641	26,253	1,435	27,688	(5,595)	2012
Pittston	One Commerce Road	—	19,959	677	—	19,959	677	20,636	(1,983)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	223	5,517	1,708	7,225	(757)	2016
Warrendale	410-426 Keystone Drive	—	12,111	1,853	—	12,111	1,853	13,964	(454)	2018
Williamsport	3300 Wahoo Drive	—	9,059	688	—	9,059	688	9,747	(1,859)	2013
York	2925 East Market Street	—	14,538	2,152	207	14,745	2,152	16,897	(1,388)	2017
York	57 Grumbacher Road	—	15,049	966	—	15,049	966	16,015	(992)	2018
York	420 Emig Road	—	7,886	869	—	7,886	869	8,755	(270)	2019
South Carolina
Columbia	128 Crews Drive	—	5,171	783	162	5,333	783	6,116	(827)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	866	11,847	1,002	12,849	(2,648)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(1,528)	2012
Edgefield	One Tranter Drive	—	938	220	750	1,688	220	1,908	(465)	2012
Fountain Inn	107 Southchase Blvd.	—	8,386	766	—	8,386	766	9,152	(724)	2018
Fountain Inn	141 Southchase Blvd	—	14,984	1,878	81	15,065	1,878	16,943	(1,192)	2017
Fountain Inn	111Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(828)	2016
Gaffney	50 Peachview Blvd	—	4,712	1,233	548	5,260	1,233	6,493	(681)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(683)	2019
Graniteville	1043 Global Ave.	—	8,163	1,629	—	8,163	1,629	9,792	(1,349)	2016
Greenwood	215 Mill Avenue	(1,388)	1,824	166	—	1,824	166	1,990	(361)	2012
Greenwood	308-310 Maxwell Avenue	(1,183)	1,168	169	673	1,841	169	2,010	(272)	2012
Greer	2501 Highway 101	—	10,841	1,126	419	11,260	1,126	12,386	(653)	2018
Greer	8 Shelter Dr	—	4,939	681	2,646	7,585	681	8,266	(415)	2018
Greer	129 Metro Court	—	1,434	129	330	1,764	129	1,893	(290)	2015
Greer	149 Metro Court	—	1,731	128	428	2,159	128	2,287	(283)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(99)	2015
Greer	154 Metro Court	—	2,963	306	765	3,728	306	4,034	(489)	2015
Laurens	103 Cherry Blossom Drive	—	4,254	151	—	4,254	151	4,405	(684)	2015
Piedmont	1100 Piedmont Highway	—	4,152	231	86	4,238	231	4,469	(685)	2015
Piedmont	1102 Piedmont Highway	—	2,127	158	—	2,127	158	2,285	(354)	2015
Piedmont	1104 Piedmont Highway	—	2,302	204	—	2,302	204	2,506	(603)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	1,384	10,644	797	11,441	(365)	2018
Piedmont	1610 Old Grove Road	—	18,960	1,971	—	18,960	1,971	20,931	(773)	2019
Rock Hill	2751 Commerce Drive,Unit C	(3,679)	6,146	1,411	518	6,664	1,411	8,075	(920)	2016
Rock Hill	1953 Langston Street	—	4,512	1,095	772	5,284	1,095	6,379	(722)	2017
Simpsonville	101 Harrison Bridge Road	—	2,960	957	2,084	5,044	957	6,001	(858)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	938	4,302	470	4,772	(808)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	2,862	27,062	1,454	28,516	(870)	2018
Spartanburg	5675 North Blackstock Road	—	15,100	1,867	166	15,266	1,867	17,133	(2,345)	2016
Spartanburg	950 Brisack Road	—	3,694	342	685	4,379	342	4,721	(892)	2014
Spartanburg	2071 Fryml Drive	—	7,624	663	—	7,624	663	8,287	(204)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Spartanburg	2171 Fryml Drive	—	4,480	530	86	4,566	530	5,096	(133)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	—	16,535	895	17,430	(48)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	804	6,601	493	7,094	(1,342)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	—	4,710	1,157	5,867	(79)	2019
Ware Shoals	100 Holloway Road	(228)	192	133	—	192	133	325	(41)	2012
West Columbia	185 McQueen Street	—	6,946	715	1,543	8,489	715	9,204	(1,510)	2013
West Columbia	610 Kelsey Court	—	9,570	488	—	9,570	488	10,058	(1,083)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(663)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(152)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	—	26,023	1,422	27,445	(181)	2019
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(997)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	14	2,195	187	2,382	(316)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(649)	2015
Chattanooga	1100 Wisdom Street & 1295 Stuart Street	—	7,959	424	188	8,147	424	8,571	(1,411)	2015
Cleveland	4405 Michigan Ave Road NE	—	3,161	554	84	3,245	554	3,799	(826)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	165	3,266	403	3,669	(542)	2015
Jackson	1094 Flex Drive	—	2,374	230	369	2,743	230	2,973	(671)	2012
Knoxville	2525 Quality Drive	—	3,104	447	46	3,150	447	3,597	(597)	2015
Knoxville	2522 and 2526 Westcott Blvd	—	4,919	472	—	4,919	472	5,391	(287)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	—	7,812	1,117	8,929	(59)	2019
Lebanon	535 Maddox-Simpson Parkway	—	15,890	1,016	—	15,890	1,016	16,906	(322)	2019
Loudon	1700 Elizabeth Lee Parkway	—	3,751	170	—	3,751	170	3,921	(682)	2015
Madison	538 Myatt Drive	—	5,758	1,655	1,891	7,649	1,655	9,304	(1,791)	2011
Mascot	9575 Commission Drive	—	3,228	284	—	3,228	284	3,512	(667)	2016
Mascot	2122 Holston Bend Drive	—	3,409	385	611	4,020	385	4,405	(790)	2013
Memphis	5238 Lamar Avenue	—	25,094	1,539	—	25,094	1,539	26,633	(298)	2019
Memphis	4880 East Tuggle Road	—	41,078	2,501	—	41,078	2,501	43,579	(472)	2019
Murfreesboro	540 New Salem Road	—	2,819	722	9	2,828	722	3,550	(725)	2014
Nashville	3258 Ezell Pike	—	3,601	547	—	3,601	547	4,148	(726)	2013
Portland	3150 Barry Drive	—	7,748	1,662	66	7,814	1,662	9,476	(1,528)	2012
Vonore	90 Deer Crossing Road	—	7,821	2,355	85	7,906	2,355	10,261	(1,748)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	304	2,678	413	3,091	(813)	2007
Arlington	401 N. Great Southwest Parkway	—	6,151	1,246	1,048	7,199	1,246	8,445	(1,506)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	1,659	13,529	4,066	17,595	(2,150)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	942	21,937	1,853	23,790	(981)	2018
El Paso	32 Celerity Wagon	—	3,674	—	101	3,775	—	3,775	(418)	2017
El Paso	48 Walter Jones Blvd	—	10,398	—	—	10,398	—	10,398	(1,229)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	403	9,455	1,248	10,703	(1,666)	2014
El Paso	6500 N. Desert Blvd.	—	7,518	1,124	302	7,820	1,124	8,944	(1,319)	2014
El Paso	1550 Northwestern	—	14,011	1,854	812	14,823	1,854	16,677	(2,602)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
El Paso	1701 Northwestern Drive	—	9,897	1,581	1,770	11,667	1,581	13,248	(1,843)	2014
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(984)	2015
El Paso	47 Butterfield Circle & 12 Leigh Fisher Blvd	—	3,096	—	1,088	4,184	—	4,184	(1,036)	2012
Garland	2901 W. Kingsley Road	—	5,166	1,344	1,430	6,596	1,344	7,940	(1,056)	2014
Houston	7140 West Sam Houston Parkway West	—	8,416	1,048	194	8,610	1,048	9,658	(525)	2018
Houston	18601 Intercontntl Crossing Dr	—	8,744	1,505	—	8,744	1,505	10,249	(288)	2019
Houston	9302 Ley Road	—	8,879	1,236	—	8,879	1,236	10,115	(198)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(39)	2019
Houston	4949 Windfern Road	—	7,790	2,255	9	7,799	2,255	10,054	(1,596)	2013
Houston	1020 Rankin Road	—	4,802	565	957	5,759	565	6,324	(1,199)	2014
Houston	7300 Airport Blvd.	—	8,448	2,546	158	8,606	2,546	11,152	(1,030)	2016
Houston	13627 West Hardy	—	5,037	1,502	—	5,037	1,502	6,539	(971)	2017
Houston	868 Pear Street	—	5,564	953	—	5,564	953	6,517	(873)	2017
Houston	14620 Henry Road	—	7,052	927	66	7,118	927	8,045	(674)	2017
Houston	7049 Brookhollow West Drive	—	9,371	809	—	9,371	809	10,180	(547)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	—	9,456	1,108	10,564	(25)	2019
Humble	18727 Kenswick Drive	—	21,476	2,255	—	21,476	2,255	23,731	(403)	2019
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(143)	2019
Katy	21601 Park Row Drive	—	3,487	1,655	—	3,487	1,655	5,142	(55)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(285)	2019
Laredo	13808 Humphrey Road	—	10,204	1,535	—	10,204	1,535	11,739	(1,052)	2017
Mission	802 Trinity Street	—	12,623	1,882	26	12,649	1,882	14,531	(696)	2018
Rockwall	3400 Discovery Blvd	—	16,066	2,683	—	16,066	2,683	18,749	(1,606)	2017
Stafford	13720 Stafford Road	—	6,570	339	36	6,606	339	6,945	(466)	2017
Waco	101 Apron Road	—	1,394	—	619	2,013	—	2,013	(465)	2011
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,402	775	—	3,402	775	4,177	(885)	2014
Harrisonburg	4500 Early Road	—	11,057	1,455	1,180	12,237	1,455	13,692	(2,172)	2012
Independence	One Compair Way	(1,290)	2,061	226	—	2,061	226	2,287	(415)	2012
N. Chesterfield	8001 Greenpine Road	—	6,174	1,599	—	6,174	1,599	7,773	(163)	2019
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	—	9,711	2,307	12,018	(97)	2019
Wisconsin
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(203)	2018
Chippewa Falls	911 Kurth Road	—	2,303	133	—	2,303	133	2,436	(552)	2011
Chippewa Falls	1406 Lowater Road	—	544	44	—	544	44	588	(127)	2011
DeForest	505 - 507 Stokely Drive	—	5,326	1,131	491	5,817	1,131	6,948	(629)	2016
Delavan	329 Hallberg Street	—	2,059	127	—	2,059	127	2,186	(37)	2019
Delavan	1714 Hobbs Drive	—	4,696	241	—	4,696	241	4,937	(81)	2019
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(1,323)	2012
East Troy	2761 Buell Drive	—	4,962	304	57	5,019	304	5,323	(805)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2019
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (3)	Year Acquired
Elkhorn	555 Koopman Lane	—	3,941	351	—	3,941	351	4,292	(31)	2019
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(59)	2019
Germantown	N117 W18456 Fulton Drive	—	6,023	442	—	6,023	442	6,465	(278)	2018
Germantown	N106 W13131 Bradley Way	—	3,296	359	149	3,445	359	3,804	(177)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(407)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	—	5,977	1,186	7,163	(1,426)	2014
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(677)	2016
Janesville	2929 Venture Drive	—	17,477	828	818	18,295	828	19,123	(3,737)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(678)	2016
Madison	4718 Helgesen Drive	—	6,365	609	—	6,365	609	6,974	(524)	2017
Madison	4722 Helgesen Drive	—	4,518	444	—	4,518	444	4,962	(354)	2017
Mayville	605 Fourth Street	—	4,118	547	330	4,448	547	4,995	(1,542)	2007
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(40)	2019
New Berlin	5600 S. Moorland Road	—	6,409	1,068	43	6,452	1,068	7,520	(1,230)	2013
Oak Creek	525 West Marquette Avenue	—	4,350	526	—	4,350	526	4,876	(208)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(297)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,678	841	407	7,085	841	7,926	(363)	2018
Pewaukee	W277 N2837 Duplainville, Road	—	4,586	439	52	4,638	439	5,077	(243)	2018
Pleasant Prairie	10411 80th Avenue	—	16,207	2,297	—	16,207	2,297	18,504	(470)	2018
Pleasant Prairie	8901 102nd Street	—	4,949	523	—	4,949	523	5,472	(281)	2018
Sun Prairie	1615 Commerce Dr	—	5,809	2,360	2,499	8,308	2,360	10,668	(2,001)	2011
West Allis	2207 S 114th Street	—	1,757	462	2,002	3,759	462	4,221	(354)	2015
West Allis	2075 S. 114th Street	—	1,848	444	24	1,872	444	2,316	(313)	2015
West Allis	2145 S. 114th Street	—	846	252	1,018	1,864	252	2,116	(174)	2015
West Allis	2025 S. 114th Street	—	956	251	710	1,666	251	1,917	(158)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(757)	2014
	Total	$(55,085)	$3,350,639	$451,154	$158,090	$3,508,729	$451,154	$3,959,883	$(393,506)

(1)	Balance excludes the unamortized balance of fair market value premiums of approximately $39,000 and unamortized deferred financing fees and debt issuance costs of approximately $0.4 million .

(2)	The initial costs of building and improvements is the acquisition costs less asset impairment write-downs, building expansions and disposals of building and tenant improvements.

(3)	Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements	Up to 20 years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2019, the aggregate cost for federal income tax purposes of investments in real estate was approximately $4.8 billion.

	Year ended December 31,
	2019	2018	2017
Real Estate:
Balance at beginning of period	$2,966,616	$2,524,112	$2,009,716
Additions during period
Other acquisitions	995,516	565,645	514,725
Improvements, etc.	73,666	34,458	53,099
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(43,396)	(150,692)	(48,674)
Write-off of tenant improvements	(22,781)	(1,334)	(2,166)
Asset impairments and involuntary conversion	(9,738)	(5,573)	(2,588)
Balance at the end of the period including assets held for sale	3,959,883	2,966,616	2,524,112
Assets held for sale	(48,892)	—	(20,731)
Balance at the end of the period excluding assets held for sale	$3,910,991	$2,966,616	$2,503,381
Accumulated Depreciation:
Balance at beginning of period	$316,930	$251,943	$187,413
Additions during period
Depreciation and amortization expense	107,867	90,320	75,314
Other additions	—	—	—
Deductions during period
Disposals	(31,291)	(25,333)	(10,784)
Balance at the end of the period including assets held for sale	393,506	316,930	251,943
Assets held for sale	(5,873)	—	(2,886)
Balance at the end of the period excluding assets held for sale	$387,633	$316,930	$249,057