Form 10-Q
period 2020-03-31
STAG Industrial, Inc.
filed 2020-04-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of common stock outstanding at April 29, 2020 was 148,713,097.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Rental Property:
Land	$443,427	$435,923
Buildings and improvements, net of accumulated depreciation of $416,654 and $387,633, respectively	3,155,744	3,087,435
Deferred leasing intangibles, net of accumulated amortization of $256,537 and $241,304, respectively	473,610	475,149
Total rental property, net	4,072,781	3,998,507
Cash and cash equivalents	324,877	9,041
Restricted cash	16,506	2,823
Tenant accounts receivable	62,144	57,592
Prepaid expenses and other assets	37,312	38,231
Interest rate swaps	—	303
Operating lease right-of-use assets	22,528	15,129
Assets held for sale, net	1,157	43,019
Total assets	$4,537,305	$4,164,645
Liabilities and Equity
Liabilities:
Unsecured credit facility	$225,000	$146,000
Unsecured term loans, net	971,701	871,375
Unsecured notes, net	572,982	572,883
Mortgage notes, net	54,289	54,755
Accounts payable, accrued expenses and other liabilities	55,404	53,737
Interest rate swaps	48,714	18,819
Tenant prepaid rent and security deposits	21,552	21,993
Dividends and distributions payable	18,301	17,465
Deferred leasing intangibles, net of accumulated amortization of $13,357 and $12,064, respectively	27,784	26,738
Operating lease liabilities	24,464	16,989
Total liabilities	2,020,191	1,800,754
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2020 and December 31, 2019	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively, 148,708,031 and 142,815,593 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,487	1,428
Additional paid-in capital	3,142,495	2,970,553
Cumulative dividends in excess of earnings	(714,799)	(723,027)
Accumulated other comprehensive loss	(47,860)	(18,426)
Total stockholders’ equity	2,456,323	2,305,528
Noncontrolling interest	60,791	58,363
Total equity	2,517,114	2,363,891
Total liabilities and equity	$4,537,305	$4,164,645

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue
Rental income	$118,339	$95,615
Other income	209	87
Total revenue	118,548	95,702
Expenses
Property	21,947	19,511
General and administrative	10,373	9,212
Depreciation and amortization	52,688	42,303
Loss on impairments	—	5,344
Other expenses	476	399
Total expenses	85,484	76,769
Other income (expense)
Interest and other income	79	16
Interest expense	(14,864)	(12,834)
Gain on the sales of rental property, net	46,759	1,274
Total other income (expense)	31,974	(11,544)
Net income	$65,038	$7,389
Less: income attributable to noncontrolling interest after preferred stock dividends	1,598	214
Net income attributable to STAG Industrial, Inc.	$63,440	$7,175
Less: preferred stock dividends	1,289	1,289
Less: amount allocated to participating securities	79	79
Net income attributable to common stockholders	$62,072	$5,807
Weighted average common shares outstanding — basic	147,570	114,721
Weighted average common shares outstanding — diluted	147,656	114,993
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.42	$0.05
Net income per share attributable to common stockholders — diluted	$0.42	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Net income	$65,038	$7,389
Other comprehensive loss:
Loss on interest rate swaps	(30,191)	(6,978)
Other comprehensive loss	(30,191)	(6,978)
Comprehensive income	34,847	411
Income attributable to noncontrolling interest after preferred stock dividends	(1,598)	(214)
Other comprehensive loss attributable to noncontrolling interest	757	244
Comprehensive income attributable to STAG Industrial, Inc.	$34,006	$441

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2020
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	5,600,000	56	172,667	—	—	172,723	—	172,723
Dividends and distributions, net	—	—	—	—	(54,822)	—	(54,822)	(896)	(55,718)
Non-cash compensation activity, net	—	73,048	1	(858)	(390)	—	(1,247)	2,618	1,371
Redemption of common units to common stock	—	219,390	2	3,426	—	—	3,428	(3,428)	—
Rebalancing of noncontrolling interest	—	—	—	(3,293)	—	—	(3,293)	3,293	—
Other comprehensive loss	—	—	—	—	—	(29,434)	(29,434)	(757)	(30,191)
Net income	—	—	—	—	63,440	—	63,440	1,598	65,038
Balance, March 31, 2020	$75,000	148,708,031	$1,487	$3,142,495	$(714,799)	$(47,860)	$2,456,323	$60,791	$2,517,114
Three months ended March 31, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	5,441,409	55	148,474	—	—	148,529	—	148,529
Dividends and distributions, net	—	—	—	—	(42,834)	—	(42,834)	(1,546)	(44,380)
Non-cash compensation activity, net	—	127,836	1	(1,133)	(373)	—	(1,505)	2,368	863
Redemption of common units to common stock	—	439,071	4	6,024	—	—	6,028	(6,028)	—
Rebalancing of noncontrolling interest	—	—	—	(4,849)	—	—	(4,849)	4,849	—
Other comprehensive loss	—	—	—	—	—	(6,734)	(6,734)	(244)	(6,978)
Net income	—	—	—	—	7,175	—	7,175	214	7,389
Balance, March 31, 2019	$75,000	118,174,102	$1,182	$2,266,695	$(621,225)	$(2,253)	$1,719,399	$55,442	$1,774,841
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$65,038	$7,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,688	42,303
Loss on impairments	—	5,344
Non-cash portion of interest expense	676	618
Amortization of above and below market leases, net	984	961
Straight-line rent adjustments, net	(3,849)	(2,256)
Dividends on forfeited equity compensation	—	6
Gain on the sales of rental property, net	(46,759)	(1,274)
Non-cash compensation expense	2,852	2,278
Change in assets and liabilities:
Tenant accounts receivable	(509)	(859)
Prepaid expenses and other assets	(490)	(2,686)
Accounts payable, accrued expenses and other liabilities	390	(3,775)
Tenant prepaid rent and security deposits	(441)	(899)
Total adjustments	5,542	39,761
Net cash provided by operating activities	70,580	47,150
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(100,187)	(159,969)
Additions of land and building and improvements	(16,815)	(5,058)
Acquisitions of other assets	(450)	(1,049)
Proceeds from sales of rental property, net	99,678	16,602
Acquisition deposits, net	500	(2,997)
Acquisitions of deferred leasing intangibles	(18,706)	(24,345)
Net cash used in investing activities	(35,980)	(176,816)
Cash flows from financing activities:
Proceeds from unsecured credit facility	387,000	208,000
Repayment of unsecured credit facility	(308,000)	(193,000)
Proceeds from unsecured term loans	100,000	—
Repayment of mortgage notes	(497)	(481)
Proceeds from sales of common stock, net	172,771	148,645
Dividends and distributions	(54,883)	(42,288)
Repurchase and retirement of share-based compensation	(1,472)	(1,444)
Net cash provided by financing activities	294,919	119,432
Increase (decrease) in cash and cash equivalents and restricted cash	329,519	(10,234)
Cash and cash equivalents and restricted cash—beginning of period	11,864	22,542
Cash and cash equivalents and restricted cash—end of period	$341,383	$12,308
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$12,544	$10,449
Supplemental schedule of non-cash investing and financing activities
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,080)	$(1,094)
Additions to building and other capital improvements from non-cash compensation	$(8)	$(14)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(62)	$(116)
Leases cumulative effect adjustment	$—	$(214)
Dividends and distributions accrued	$18,301	$15,846

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2020 and December 31, 2019, the Company owned a 97.5% and 97.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2020, the Company owned 456 buildings in 38 states with approximately 91.8 million rentable square feet, consisting of 378 warehouse/distribution buildings, 70 light manufacturing buildings, and eight flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Refer to Note 12 for additional information.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$324,877	$9,041
Restricted cash	16,506	2,823
Total cash and cash equivalents and restricted cash	$341,383	$11,864

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiaries recognized net loss of approximately $0 and $12,000 for the three months ended March 31, 2020 and 2019, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.4 million and $0.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively.

Uncertain Tax Positions

As of March 31, 2020 and December 31, 2019, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2020 and December 31, 2019.

Rental Property (in thousands)	March 31, 2020	December 31, 2019
Land	$443,427	$435,923
Buildings, net of accumulated depreciation of $272,953 and $254,458, respectively	2,844,520	2,787,234
Tenant improvements, net of accumulated depreciation of $23,101 and $21,487, respectively	40,442	38,339
Building and land improvements, net of accumulated depreciation of $120,600 and $111,688, respectively	244,045	232,456
Construction in progress	26,737	29,406
Deferred leasing intangibles, net of accumulated amortization of $256,537 and $241,304, respectively	473,610	475,149
Total rental property, net	$4,072,781	$3,998,507

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2020.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	$119,343
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2020 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$9,311	N/A
Buildings	84,409	N/A
Tenant improvements	1,438	N/A
Building and land improvements	4,360	N/A
Construction in progress	669	N/A
Other assets	450	N/A
Deferred leasing intangibles - In-place leases	13,788	7.8
Deferred leasing intangibles - Tenant relationships	6,589	11.1
Deferred leasing intangibles - Above market leases	901	5.5
Deferred leasing intangibles - Below market leases	(2,572)	5.4
Total purchase price	$119,343

The following table summarizes the results of operations for the three months ended March 31, 2020 for the buildings acquired during the three months ended March 31, 2020 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2020
Total revenue	$1,942
Net income	$252

Dispositions

During the three months ended March 31, 2020, the Company sold three buildings to third parties comprised of approximately 1.2 million rentable square feet with a net book value of approximately $52.9 million. These buildings contributed approximately $0 and $1.3 million to revenue for the three months ended March 31, 2020 and 2019, respectively. These buildings contributed approximately $(0.1) million and $0.4 million to net income (loss) (exclusive of gain on the sales of rental property, net) for the three months ended March 31, 2020 and 2019, respectively. Net proceeds from the sales of rental property were approximately $99.7 million and the Company recognized the full gain on the sales of rental property, net, of approximately $46.8 million for the three months ended March 31, 2020.

Loss on Impairments

During the three months ended March 31, 2020, the Company did not recognize any loss on impairments. During the three months ended March 31, 2019, the Company recognized approximately $5.3 million of loss on impairments related to one building.

Assets Held for Sale

As of March 31, 2020, the related land and building and improvements, net of approximately $0.2 million and $1.0 million, respectively, for one building located in Johnstown, NY was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building did not contribute to revenue for the three months ended March 31, 2020 and 2019, and contributed approximately $40,000 and $44,000 to net loss for the three months ended March 31, 2020 and 2019, respectively.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$93,226	$(34,349)	$58,877	$92,607	$(32,115)	$60,492
Other intangible lease assets	636,921	(222,188)	414,733	623,846	(209,189)	414,657
Total deferred leasing intangible assets	$730,147	$(256,537)	$473,610	$716,453	$(241,304)	$475,149

Below market leases	$41,141	$(13,357)	$27,784	$38,802	$(12,064)	$26,738
Total deferred leasing intangible liabilities	$41,141	$(13,357)	$27,784	$38,802	$(12,064)	$26,738

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2020	2019
Net decrease to rental income related to above and below market lease amortization	$990	$967
Amortization expense related to other intangible lease assets	$20,302	$16,814

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2020 as of March 31, 2020.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2020	$56,849	$2,894
2021	$65,234	$2,770
2022	$55,558	$2,202
2023	$46,998	$2,379
2024	$38,009	$2,687

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2020 and December 31, 2019.

Loan	Principal Outstanding as of March 31, 2020 (in thousands)	Principal Outstanding as of December 31, 2019 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$225,000	$146,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	225,000	146,000

Unsecured term loans:
Unsecured Term Loan C(5)	150,000	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B(5)	150,000	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	100,000	L + 1.00%	January 12, 2025	i
Total unsecured term loans	975,000	875,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,299)	(3,625)
Total carrying value unsecured term loans, net	971,701	871,375

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,018)	(2,117)
Total carrying value unsecured notes, net	572,982	572,883

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	50,939	51,406	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,649	3,679	4.78%	December 15, 2023	iv
Total mortgage notes	54,588	55,085
Add: Total unamortized fair market value premiums	37	39
Less: Total unamortized deferred financing fees and debt issuance costs	(336)	(369)
Total carrying value mortgage notes, net	54,289	54,755
Total / weighted average interest rate(6)	$1,823,972	$1,645,013	3.28%
(1)Interest rate as of March 31, 2020. At March 31, 2020, the one-month LIBOR (“L”) was 0.99288%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2020, one-month LIBOR for the Unsecured Term Loans A, B, C, D and E was swapped to a fixed rate of 2.38%, 2.05%, 1.39%, 1.85% and 2.92%, respectively. One-month LIBOR for the Unsecured Term Loan F will be swapped to a fixed rate of 2.11% effective July 15, 2020.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.2 million and $2.4 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. The maturity date is January 15, 2023, or such later date as may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)Subsequent to March 31, 2020, the Unsecured Term Loan B and Unsecured Term Loan C were repaid in full in connection with the new unsecured term loan agreement entered into on April 17, 2020. Refer to Note 12 for additional details.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2020 was approximately $272.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $7.7 million and $6.3 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2020	2019
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$676	$618
Facility, unused, and other fees	$364	$383

On March 25, 2020, the Company drew the remaining $100.0 million of the $200.0 million Unsecured Term Loan F that was entered into on July 12, 2019.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2020 and December 31, 2019 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $84.6 million and $85.5 million at March 31, 2020 and December 31, 2019, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$225,000	$221,921	$146,000	$146,000
Unsecured term loans	975,000	962,764	875,000	875,000
Unsecured notes	575,000	574,121	575,000	614,493
Mortgage notes	54,588	53,471	55,085	56,021
Total principal amount	1,829,588	$1,812,277	1,651,085	$1,691,514
Add: Total unamortized fair market value premiums	37		39
Less: Total unamortized deferred financing fees and debt issuance costs	(5,653)		(6,111)
Total carrying value	$1,823,972		$1,645,013

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

The following table summarizes the Company’s outstanding interest rate swaps as of March 31, 2020. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(116)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(234)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(163)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(118)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(71)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(334)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(334)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,840)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(775)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(1,091)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(2,204)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(2,259)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(1,077)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(1,079)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,079)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,077)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(2,154)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,890)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,892)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,892)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,446)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,195)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,194)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,195)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,005)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of March 31, 2020 and December 31, 2019.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2020	Fair Value March 31, 2020	Notional Amount December 31, 2019	Fair Value December 31, 2019
Interest rate swaps-Asset	$—	$—	$250,000	$303
Interest rate swaps-Liability	$975,000	$(48,714)	$850,000	$(18,819)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $15.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2020	2019
Loss recognized in accumulated other comprehensive loss on interest rate swaps	$31,087	$5,856
Income (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(896)	$1,122
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$14,864	$12,834

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2020, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $49.4 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

		Fair Value Measurements as of March 31, 2020 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(48,714)	$—	$(48,714)	$—

		Fair Value Measurements as of December 31, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$303	$—	$303	$—
Interest rate swaps-Liability	$(18,819)	$—	$(18,819)	$—

6. Equity

Preferred Stock

The following table summarizes the Company’s outstanding preferred stock issuances as of March 31, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the three months ended March 31, 2020 and the year ended December 31, 2019.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 8, 2020	$0.4296875	March 31, 2020
Total		$0.4296875

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

On April 9, 2020, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending June 30, 2020 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

The table below summarizes the activity under the ATM common stock offering program during the year ended December 31, 2019 (in thousands, except share data). There was no activity under the ATM common stock offering program during the three months ended March 31, 2020.

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

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the three months ended March 31, 2020 and the year ended December 31, 2019.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 8, 2020	March 31, 2020	$0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$0.36

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004

On April 9, 2020, the Company’s board of directors declared the common stock dividends for the months ending April 30, 2020, May 31, 2020, and June 30, 2020 at a monthly rate of $0.12 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on February 13, 2020 and January 8, 2020 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2021. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 8, 2020 pursuant to the January 6, 2017 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2020 and the year ended December 31, 2019.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(101,109)	(2)
Forfeited	(7,138)
Balance at December 31, 2019	193,045
Granted	75,419	(1)
Vested	(78,010)	(2)
Forfeited	(542)
Balance at March 31, 2020	189,912
(1)The fair value per share on the grant date of February 13, 2020, January 8, 2020, and January 7, 2019 was $32.64, $31.49, and $24.85, respectively.
(2)The Company repurchased and retired 33,119 and 28,504 restricted shares of common stock that vested during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

The weighted average grant date fair value of unvested restricted shares of common stock was $24.38 per share at January 1, 2020, $31.60 per share granted during the three months ended March 31, 2020, $23.11 per share vested during the three months ended March 31, 2020, $24.85 per share forfeited during the three months ended March 31, 2020, and $27.77 per share at March 31, 2020.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2020 was approximately $4.7 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2020	2019
Vested restricted shares of common stock	78,010	78,431
Fair value of vested restricted shares of common stock (in thousands)	$2,463	$1,951

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2020 and the year ended December 31, 2019.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(197,775)	197,775	—	N/A
Redemptions from Other Common Units to common stock	—	(219,390)	(219,390)	N/A
Balance at March 31, 2020	1,778,389	2,017,879	3,796,268	2.5%

The weighted average grant date fair value of outstanding LTIP units was $21.64 per unit at January 1, 2020, $29.47 per unit granted during the three months ended March 31, 2020, $18.72 per unit converted during the three months ended March 31, 2020, and $23.19 per unit at March 31, 2020.

LTIP Units

LTIP units granted on January 8, 2020 to non-employee, independent directors, subject to the recipient’s continued service, will vest on January 1, 2021. LTIP units granted on January 8, 2020 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2020. Refer to Note 8 for a discussion of the LTIP units granted on January 8, 2020 pursuant to the January 6, 2017 performance units.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2020 (excluding those LTIP units granted pursuant to the January 6, 2017 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 8, 2020
Expected term (years)	10
Expected volatility	18.0%
Expected dividend yield	5.75%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$4,030
LTIP units at issuance	136,741
Fair value unit price per LTIP unit at issuance	$29.47

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2020 and the year ended December 31, 2019.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(371,423)
Forfeited	(16,618)
Balance at December 31, 2019	227,348
Granted	278,806
Vested	(130,187)
Forfeited	—
Balance at March 31, 2020	375,967

The weighted average grant date fair value of unvested LTIP units was $23.37 per unit at January 1, 2020, $29.47 per unit granted during the three months ended March 31, 2020, $27.37 per unit vested during the three months ended March 31, 2020, and $26.51 per unit at March 31, 2020.

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2020 was approximately $7.5 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Vested LTIP units	2020	2019
Vested LTIP units	130,187	157,689
Fair value of vested LTIP units (in thousands)	$3,861	$4,063

8. Equity Incentive Plan

On January 8, 2020, the Company granted performance units approved by the compensation committee of the board of directors under the 2011 Plan to certain key employees of the Company. The terms of the performance units granted on January 8, 2020 are substantially the same as the terms of the performance units granted on January 7, 2019, except that the measuring period commenced on January 1, 2020 and ends on December 31, 2022.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2020.

Performance Units	Assumptions
Grant date	January 8, 2020
Expected volatility	17.4%
Expected dividend yield	5.75%
Risk-free interest rate	1.59%
Fair value of performance units grant (in thousands)	$5,389

On December 31, 2019 the measuring period pursuant to the January 6, 2017 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 76,096 vested LTIP units and 46,376 vested shares of common stock to the participants (of which 18,241 shares of common stock were repurchased and retired), which were issued on January 8, 2020. The compensation committee of the board of directors also approved the issuance of 65,969 LTIP units and 3,398 restricted shares of common stock that will vest on December 31, 2020, which were issued on January 8, 2020.

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2020 was approximately $10.0 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2020	2019
Restricted shares of common stock	$467	$427
LTIP units	964	887
Performance units	1,307	859
Director compensation (1)	114	105
Total non-cash compensation expense	$2,852	$2,278
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2020 and 2019. The number of shares of common stock granted is calculated based on the trailing ten days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three months ended March 31, 2020 and 2019 included in the accompanying Consolidated Statements of Operations.

	Three months ended March 31,
Rental Income (in thousands)	2020	2019
Fixed lease payments	$90,396	$72,117
Variable lease payments	25,006	22,181
Straight-line rental income	3,927	2,284
Net decrease to rental income related to above and below market lease amortization	(990)	(967)
Total rental income	$118,339	$95,615

As of March 31, 2020 and December 31, 2019, the Company had accrued rental income of approximately $48.3 million and $44.3 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, the Company had approximately $28.2 million and $22.6 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2020 and December 31, 2019, the Company’s total liability associated with these lease security deposits was approximately $9.9 million and $9.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $4.8 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2020.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2020	$273,733
2021	$333,967
2022	$297,877
2023	$256,251
2024	$212,829
Thereafter	$798,803

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 6.3 years to 46.8 years. Certain ground leases contain options to extend the leases for five years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Operating Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	27.1	36.0
Weighted average discount rate	6.8%	7.1%

The following table summarizes the operating lease cost recognized during the three months ended March 31, 2020 and 2019 included in the Company’s Consolidated Statements of Operations.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2020	2019
Operating lease cost included in property expense attributable to ground leases	$331	$331
Operating lease cost included in general and administrative expense attributable to corporate office lease	318	266
Total operating lease cost	$649	$597

The following table summarizes supplemental cash flow information related to operating leases recognized during the three months ended March 31, 2020 and 2019 in the Company’s Consolidated Statements of Cash Flows.

	Three months ended March 31,
Operating Leases (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$571	$569
Right-of-use assets obtained in exchange for new lease liabilities	$7,718	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of March 31, 2020.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2020	$1,723
2021	2,102
2022	2,975
2023	3,021
2024	3,064
Thereafter	50,017
Total lease payments	62,902
Less: Imputed interest	(38,438)
Present value of operating lease liabilities	$24,464
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three months ended March 31, 2020 and 2019, there were 181,747 and 213,856, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2020	2019
Numerator
Net income attributable to common stockholders	$62,072	$5,807
Denominator
Weighted average common shares outstanding — basic	147,570	114,721
Effect of dilutive securities(1)
Share-based compensation	86	272
Shares issuable under forward sales agreements	—	—
Weighted average common shares outstanding — diluted	147,656	114,993
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.42	$0.05
Net income per share attributable to common stockholders — diluted	$0.42	$0.05
(1)During the three months ended March 31, 2020 and 2019, there were 182 and 214, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.0 million as of March 31, 2020 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On April 17, 2020, the Company entered into a $300.0 million unsecured term loan agreement. In connection with the new unsecured term loan agreement, the $150.0 million Unsecured Term Loan B and the $150.0 million Unsecured Term Loan C were repaid in full. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.5% based on the Company’s debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The new unsecured term loan matures on April 16, 2021, subject to two one year extension options at the Company's discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. On April 20, 2020, the Company entered into four interest rate swaps with a total notional amount of $300.0 million which fix LIBOR at 0.27725% on the new unsecured term loan. The interest rate swaps do not cover the interest rate floor. As a result, the Company’s effective interest rate will be 1.77725% plus the amount, if any, by which LIBOR is below 0.25%. The interest rate swaps become effective on September 29, 2020 and March 19, 2021 upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan B and Unsecured Term Loan C and mature on April 18, 2023.

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants and business partners. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, a number of the Company’s tenants have recently requested rent deferral or rent abatement as a result of the pandemic, and therefore, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets;

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

•potential natural disasters, epidemics, pandemics, and other potentially catastrophic events such as acts of war and/or terrorism;

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

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Certain Definitions

In this report:

We define “GAAP” as generally accepted accounting principles in the United States.

We define “total annualized base rental revenue” as the contractual monthly base rent as of March 31, 2020 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2020, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

COVID-19 Pandemic

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of our personnel, particularly if a significant number of our employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Outlook

Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. While there are weakening macroeconomic conditions and some negative impact to our tenants, we have a well-diversified portfolio across industry, market, and lease term. Additionally, we strongly believe the current economic environment is likely to curb new industrial supply in the near term and to accelerate a number of trends that positively impact industrial demand.

The U.S. federal and state governments, as well as the Federal Reserve, responded to the uncertain economic outlook with a series of policies to ease the economic burden of COVID-19 closures on businesses and individuals. The major U.S. congressional policy action known as the Coronavirus, Aid, Relief and Economic Security Act, or the CARES Act, allocated $2 trillion in federal aid to specific industries, small businesses and individuals. The Federal Reserve also took major actions in response to the COVID-19 pandemic, including the completion of two emergency federal funds rate cuts in March 2020 to a range between 0% to 0.25%, adding liquidity to the bond market, establishing new lending facilities, and expanding its bond buying program to include mortgage backed securities, investment grade corporate debt, and high yield corporate ETFs.

We believe the current economic circumstances, while challenging, will provide an opportunity to demonstrate the diversification of our portfolio. Specifically, our existing portfolio should benefit from competitive rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain environment, including the fact that we have a highly diversified portfolio, minimal floating rate debt exposure (taking into account our hedging activities), strong liquidity, access to capital, and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates and availability of capital.

Due to the COVID-19 pandemic, we expect acceleration in a number of industrial specific trends to support stronger long-term demand, including:

•the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the United States consumer market, an increase in overseas labor costs and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to benefit from historically low availability throughout the national industrial market. We expect a near-term reduction in demand, in the aggregate, brought on by COVID-19. Certain industries and geographies are expected to be more heavily impacted. We believe the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets, but it is likely to decelerate in the near-term. We have limited exposure to many of the most active development markets. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2020, our Operating Portfolio was approximately 97.0% leased and our SL Rent Change on new and renewal leases together grew approximately 11.2% during the three months ended March 31, 2020 and our Cash Rent Change on new and renewal leases together grew approximately 3.3% during the three months ended March 31, 2020.

Future economic downturns or regional downturns affecting our submarkets that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, including those brought on by the COVID-19 pandemic, could adversely affect our ability to maintain or increase rental rates at our buildings. Our ability to lease our properties and the attendant rental rate is dependent upon, among other things, (i) the overall economy, (ii) the supply/demand dynamic in our markets, (iii) the quality of our properties, including age, clear height, and configuration, and (iv) our tenants’ ability to meet their contractual obligations to us.

The following table summarizes our Operating Portfolio leases that commenced during the three months ended March 31, 2020. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended March 31, 2020
New Leases	427,471	$4.18	$4.38	$1.56	(2.0)%	4.5%	4.9	$0.55
Renewal Leases	1,346,254	$4.56	$4.72	$0.66	4.9%	13.2%	4.1	$0.05
Total/weighted average	1,773,725	$4.47	$4.64	$0.88	3.3%	11.2%	4.3	$0.17
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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.9% of our annualized base rental revenue will expire during the period from April 1, 2020 to March 31, 2021, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period April 1, 2020 to March 31, 2021, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2020, plus available space, for each of the ten calendar years beginning with 2020 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,476,265	—	—	—
Month-to-month leases	2	22,800	—%	$54	—%
Remainder of 2020	28	5,998,351	6.8%	27,490	7.0%
2021	69	10,910,117	12.4%	48,291	12.3%
2022	72	9,001,575	10.2%	40,007	10.2%
2023	79	11,742,191	13.3%	46,476	11.9%
2024	63	11,337,734	12.8%	48,596	12.4%
2025	48	8,128,115	9.2%	35,600	9.1%
2026	43	6,916,716	7.8%	31,586	8.1%
2027	23	3,316,401	3.8%	16,692	4.3%
2028	25	4,716,771	5.3%	20,231	5.2%
2029	22	4,055,023	4.6%	19,895	5.1%
Thereafter	45	12,162,813	13.8%	56,951	14.4%
Total	519	91,784,872	100.0%	$391,869	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of March 31, 2020.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	372	82,319,155	89.7%	96.9%	$347,114	88.6%
Light Manufacturing	70	7,902,777	8.6%	98.1%	38,214	9.8%
Total Operating Portfolio/weighted average	442	90,221,932	98.3%	97.0%	$385,328	98.4%

Value Add/Other	6	1,130,625	1.2%	50.6%	3,287	0.8%
Flex/Office	8	432,315	0.5%	58.1%	3,254	0.8%
Total portfolio/weighted average	456	91,784,872	100.0%	96.2%	$391,869	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2020.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	$119,343
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the three months ended March 31, 2020, we sold three buildings comprised of approximately 1.2 million rentable square feet with a net book value of approximately $52.9 million to third parties. Net proceeds from the sales of rental property were approximately $99.7 million and we recognized the full gain on the sales of rental property, net, of approximately $46.8 million for the three months ended March 31, 2020.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2020.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	8.5%
Chicago, IL	7.3%
Greenville/Spartanburg, SC	5.4%
Detroit, MI	4.6%
Pittsburgh, PA	4.4%
Milwaukee/Madison, WI	4.3%
Minneapolis/St Paul, MN	4.2%
Houston, TX	3.6%
Charlotte, NC	2.7%
Indianapolis, IN	2.6%
Cincinnati/Dayton, OH	2.5%
Boston, MA	2.5%
West Michigan, MI	2.4%
Columbus, OH	2.3%
El Paso, TX	2.3%
Columbia, SC	1.8%
Westchester/So Connecticut, CT/NY	1.7%
Raleigh/Durham, NC	1.5%
Memphis, TN	1.4%
Kansas City, MO	1.4%
Total	67.4%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2020.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	11.6%
Air Freight & Logistics	8.4%
Commercial Services & Supplies	7.3%
Containers & Packaging	7.3%
Machinery	4.7%
Food Products	4.6%
Household Durables	4.6%
Building Products	4.5%
Electrical Equipment	3.7%
Food & Staples Retailing	3.4%
Internet & Direct Mkt Retail	3.3%
Media	3.0%
Beverages	2.8%
Household Products	2.8%
Electronic Equip, Instruments	2.3%
Chemicals	2.1%
Specialty Retail	2.0%
Textiles, Apparel, Luxury Good	1.9%
Metals & Mining	1.7%
Pharmaceuticals	1.6%
Total	83.6%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2020.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	3	1.9%
General Service Administration	1	1.8%
XPO Logistics, Inc.	5	1.3%
DHL Supply Chain	5	1.0%
TriMas Corporation	4	1.0%
Solo Cup	1	1.0%
DS Smith	2	0.9%
Hachette Book Group, Inc.	1	0.8%
Ford Motor Company	1	0.8%
American Tire Distributors Inc	5	0.8%
Packaging Corp. of America	5	0.8%
Yanfeng US Automotive Interior	2	0.8%
Schneider Electric USA, Inc.	3	0.8%
FedEx Corporation	3	0.8%
WestRock Company	6	0.8%
Kenco Logistic Services, LLC	2	0.8%
Perrigo Company	2	0.7%
Generation Brands	1	0.7%
Carolina Beverage Group	2	0.7%
Emerson Electric	2	0.7%
Total	56	18.9%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting policies and estimates.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same Store excludes termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2018. On March 31, 2020, we owned 368 industrial buildings consisting of approximately 73.4 million square feet, which represents approximately 80% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 0.3% to 96.3% as of March 31, 2020 compared to 96.0% as of March 31, 2019.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$91,559	$90,864	$695	0.8%	$24,128	$3,228	$2,652	$1,523	$118,339	$95,615	$22,724	23.8%
Other income	168	49	119	242.9%	6	38	35	—	209	87	122	140.2%
Total operating revenue	91,727	90,913	814	0.9%	24,134	3,266	2,687	1,523	118,548	95,702	22,846	23.9%
Expenses
Property	16,830	17,641	(811)	(4.6)%	3,768	968	1,349	902	21,947	19,511	2,436	12.5%
Net operating income (1)	$74,897	$73,272	$1,625	2.2%	$20,366	$2,298	$1,338	$621	96,601	76,191	20,410	26.8%
Other expenses
General and administrative									10,373	9,212	1,161	12.6%
Depreciation and amortization									52,688	42,303	10,385	24.5%
Loss on impairments									—	5,344	(5,344)	(100.0)%
Other expenses									476	399	77	19.3%
Total other expenses									63,537	57,258	6,279	11.0%
Total expenses									85,484	76,769	8,715	11.4%
Other income (expense)
Interest and other income									79	16	63	393.8%
Interest expense									(14,864)	(12,834)	(2,030)	15.8%
Gain on the sales of rental property, net									46,759	1,274	45,485	3,570.3%
Total other income (expense)									31,974	(11,544)	43,518	377.0%
Net income									$65,038	$7,389	$57,649	780.2%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $57.6 million or 780.2% to $65.0 million for the three months ended March 31, 2020, compared to $7.4 million for the three months ended March 31, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $0.7 million or 0.8% to $91.6 million for the three months ended March 31, 2020 compared to $90.9 million for the three months ended March 31, 2019.

Same store lease income increased by $1.7 million or 2.2% to $77.5 million for the three months ended March 31, 2020 compared to $75.8 million for the three months ended March 31, 2019. Approximately $2.4 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants, and approximately $0.1 million of the increase was due to a net decrease in the amortization of net above market leases. This increase was partially offset by an approximately $0.8 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings decreased by $1.0 million or 6.3% to $14.1 million for the three months ended March 31, 2020 compared to $15.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in real estate taxes levied by the taxing authority and changes to lease terms where the tenants began paying the real estate taxes that we had previously paid on behalf of the tenant to the taxing authority of approximately $0.7 million. The decrease was also attributable to a decrease of approximately $0.3 million related to tenant specific billings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses decreased by $0.8 million or 4.6% to $16.8 million for the three months ended March 31, 2020 compared to $17.6 million for the three months ended March 31, 2019. This decrease was primarily related to a decrease in snow removal expense of approximately $1.0 million and a decrease in real estate taxes levied by the taxing authority and changes to lease terms where the tenants began paying the real estate taxes that we had previously paid on behalf of the tenant to the taxing authority of approximately $0.5 million. These decreases were partially offset by an increase in repairs and maintenance and other expense of approximately $0.7 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 73 buildings consisting of approximately 16.5 million square feet (excluding five buildings that were included in the Value Add Portfolio at March 31, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 12 buildings and two land parcels consisting of approximately 2.8 million square feet. For the three months ended March 31, 2020 and 2019, the buildings acquired after December 31, 2018 contributed approximately $20.5 million and $0.8 million to NOI, respectively. For the three months ended March 31, 2020 and 2019, the buildings sold after December 31, 2018 contributed approximately $(0.1) and $1.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. Other NOI also includes termination adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At March 31, 2020, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, five buildings in our Value Add Portfolio consisting of approximately 1.1 million square feet, one building classified as held for sale consisting of approximately 0.1 million square feet, and one building consisting of approximately 0.3 million square feet that was an Operating Portfolio building with expansion placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $1.2 million and $0.5 million to NOI for the three months ended March 31, 2020 and 2019, respectively. Additionally, there was approximately $0.1 million and $0.1 million of one-time adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2020 and 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $6.3 million or 11.0% for the three months ended March 31, 2020 to $63.5 million compared to $57.3 million for the three months ended March 31, 2019. The increase is primarily a result of an increase in depreciation and amortization of approximately $10.4 million due to an increase in the depreciable asset base as a result of net acquisitions. Additionally, general and administrative expenses increased by approximately $1.2 million primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairments of approximately $5.3 million.

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

Total net other expense increased $43.5 million or 377.0% to total other income of $32.0 million for the three months ended March 31, 2020 compared $11.5 million total other expense for the three months ended March 31, 2019. This increase is primarily the result of an increase in the gain on the sales of rental property, net of approximately $45.5 million. This increase was partially offset due to an increase in interest expense of approximately $2.0 million which was primarily attributable to the funding of an unsecured term loans on March 25, 2020, December 18, 2019, and July 25, 2019.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2020	2019
Net income	$65,038	$7,389
Rental property depreciation and amortization	52,617	42,229
Loss on impairments	—	5,344
Gain on the sales of rental property, net	(46,759)	(1,274)
FFO	70,896	53,688
Preferred stock dividends	(1,289)	(1,289)
Amount allocated to restricted shares of common stock and unvested units	(221)	(247)
FFO attributable to common stockholders and unit holders	$69,386	$52,152

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2020	2019
Net income	$65,038	$7,389
General and administrative	10,373	9,212
Transaction costs	51	74
Depreciation and amortization	52,688	42,303
Interest and other income	(79)	(16)
Interest expense	14,864	12,834
Loss on impairments	—	5,344
Other expenses	425	325
Gain on the sales of rental property, net	(46,759)	(1,274)
Net operating income	$96,601	$76,191

Cash Flows

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

The following table summarizes our cash flows for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2020	2019	$	%
Net cash provided by operating activities	$70,580	$47,150	$23,430	49.7%
Net cash used in investing activities	$35,980	$176,816	$(140,836)	(79.7)%
Net cash provided by financing activities	$294,919	$119,432	$175,487	146.9%

Net cash provided by operating activities increased $23.4 million to $70.6 million for the three months ended March 31, 2020 compared to $47.2 million for the three months ended March 31, 2019. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2019, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2019 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $140.8 million to $36.0 million for the three months ended March 31, 2020 compared to $176.8 million for the three months ended March 31, 2019. The decrease was primarily attributable to an increase in proceeds from sales of rental property, net related to the disposition of three buildings during the three months ended March 31, 2020 for net proceeds of approximately $99.7 million, compared to the three months ended March 31, 2019 where we sold five buildings for net proceeds of approximately $16.6 million. The decrease was also attributable to the acquisition of nine buildings for a total cash consideration of approximately $119.3 million for the three months ended March 31, 2020 compared to the acquisition of ten buildings for a total cash consideration of approximately $185.4 million for the three months ended March 31, 2019.

Net cash provided by financing activities increased $175.5 million to $294.9 million for the three months ended March 31, 2020 compared to $119.4 million for the three months ended March 31, 2019. The increase is primarily attributable to an increase of net proceeds from the sales of common stock of approximately $24.1 million, an increase of net cash inflow on our unsecured credit facility of approximately $64.0 million, and increase in proceeds from unsecured term loans of approximately $100.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These increases were partially offset by an increase of approximately $12.6 million in dividends paid during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

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

As of March 31, 2020, we had total immediate liquidity of approximately $596.9 million, comprised of $324.9 million of cash and cash equivalents and $272.0 million of immediate availability on our unsecured credit facility.

In response to the events surrounding the COVID-19 pandemic, in late March we drew the remaining $100.0 million of our Unsecured Term Loan F and drew $200.0 million of our unsecured credit facility. This resulted in a cash balance of approximately $324.9 million at March 31, 2020. When incorporating the remaining undrawn balance available on our unsecured credit facility, the approximately $136.3 million of forward equity proceeds available to us at our option, and unused 1031 like-kind exchange proceeds, total liquidity as of March 31, 2020 stands at approximately $746.7 million dollars, with a material amount of that liquidity in cash. Additionally, on April 17, 2020 we refinanced our Unsecured Term Loan B and Unsecured Term Loan C, as discussed in “Indebtedness Outstanding” below.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the three months ended March 31, 2020.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 8, 2020	March 31, 2020	$0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$0.36

On April 9, 2020, our board of directors declared the common stock dividends for the months ending April 30, 2020, May 31, 2020, and June 30, 2020 at a monthly rate of $0.12 per share of common stock.

During the three months ended March 31, 2020, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the three months ended March 31, 2020.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 8, 2020	$0.4296875	March 31, 2020
Total		$0.4296875

On April 9, 2020, our board of directors declared the Series C Preferred Stock dividends for the quarter ending June 30, 2020 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2020

Loan	Principal Outstanding as of March 31, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$225,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	225,000

Unsecured term loans:
Unsecured Term Loan C(5)	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B(5)	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	L + 1.00%	January 12, 2025	i
Total unsecured term loans	975,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,299)
Total carrying value unsecured term loans, net	971,701

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(2,018)
Total carrying value unsecured notes, net	572,982

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	50,939	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,649	4.78%	December 15, 2023	iv
Total mortgage notes	54,588
Add: Total unamortized fair market value premiums	37
Less: Total unamortized deferred financing fees and debt issuance costs	(336)
Total carrying value mortgage notes, net	54,289
Total / weighted average interest rate(6)	$1,823,972	3.28%

(1)Interest rate as of March 31, 2020. At March 31, 2020, the one-month LIBOR (“L”) was 0.99288%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2020, one-month LIBOR for the Unsecured Term Loans A, B, C, D and E was swapped to a fixed rate of 2.38%, 2.05%, 1.39%, 1.85% and 2.92%, respectively. One-month LIBOR for the Unsecured Term Loan F will be swapped to a fixed rate of 2.11% effective July 15, 2020.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. The maturity date is January 15, 2023, or such later date as may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)Subsequent to March 31, 2020, the Unsecured Term Loan B and Unsecured Term Loan C were repaid in full in connection with the new unsecured term loan agreement entered into on April 17, 2020, as discussed below.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of March 31, 2020 was approximately $272.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2020, we were in compliance with the applicable financial covenants.

On April 17, 2020, we entered into a $300.0 million unsecured term loan agreement. In connection with the new unsecured term loan agreement, the $150.0 million Unsecured Term Loan B and the $150.0 million Unsecured Term Loan C were repaid in full. The new unsecured term loan bears a current interest rate of LIBOR plus a spread of 1.5% based on our debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The new unsecured term loan matures on April 16, 2021, subject to two one-year extension options at our discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. On April 20, 2020, we entered into four interest rate swaps with a total notional amount of $300.0 million which fix LIBOR at 0.27725% on the new unsecured term loan. The interest rate swaps do not cover the interest rate floor. As a result, our effective interest rate will be 1.77725% plus the amount, if any, by which LIBOR is below 0.25%. The interest rate swaps become effective on September 29, 2020 and March 19, 2021 upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan B and Unsecured Term Loan C and mature on April 18, 2023.

The following table summarizes our debt capital structure as of March 31, 2020.

Debt Capital Structure	March 31, 2020
Total principal outstanding (in thousands)	$1,829,588
Weighted average duration (years)	3.7
% Secured debt	3.0%
% Debt maturing next 12 months(1)	16.4%
Net Debt to Real Estate Cost Basis(2)	32.0%
(1)Represents the Unsecured Term Loan B and Unsecured Term Loan C, which, subsequent to March 31, 2020, were repaid in full in connection with the new unsecured term loan agreement entered into on April 17, 2020, as previously discussed.
(2)We define Net Debt as our amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. We define Real Estate Cost Basis as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

The following table summarizes our outstanding preferred stock issuances as of March 31, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering program as of March 31, 2020. We may from time to time sell common stock through sales agents under the program. There was no activity under the ATM common stock offering program during the three months ended March 31, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

On January 13, 2020, we completed an underwritten public offering of an aggregate 10,062,500 shares of common stock at a price to the underwriters of $30.9022 per share, consisting of (i) 5,600,000 shares offered directly by us and (ii) 4,462,500 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,312,500 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on January 16, 2020 and we received net proceeds from the sale of shares offered directly by us of approximately $173.1 million. Subject to our right to elect cash or net share settlement, we have the ability to settle the forward sales agreements at any time through scheduled maturity date of the forward sale agreements of January 13, 2021.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2020, we owned approximately 97.5% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.5%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility and Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity.

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

The following table details our outstanding interest rate swaps as of March 31, 2020.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(116)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(234)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(163)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(118)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(71)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(334)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(334)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,840)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(775)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(1,091)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(2,204)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(2,259)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(1,077)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(1,079)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,079)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,077)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(2,154)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,890)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,892)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,892)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,446)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,195)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,194)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,195)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,005)	1.7165%	One-month L	Jan-15-2025

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2020, the fair value of all of our 25 interest rate swaps were in a liability position of approximately $48.7 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2020, we had $1,200.0 million of variable rate debt. As of March 31, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility and Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2020, we had letters of credit related to development projects and certain other agreements of approximately $3.0 million. As of March 31, 2020, we had no other material off-balance sheet arrangements.

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

As of March 31, 2020, we had $1,200.0 million of variable rate debt outstanding. As of March 31, 2020, all of our outstanding variable rate debt, with the exception of $425.0 million outstanding under our unsecured credit facility and Unsecured Term

Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F will be swapped to a fixed rate effective July 15, 2020 through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $425.0 million on our unsecured credit facility and Unsecured Term Loan F (the portion outstanding at March 31, 2020 not fixed by interest rate swaps) for the three months ended March 31, 2020, our interest expense would have increased by approximately $1.1 million for the three months ended March 31, 2020.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows and the markets and communities in which we and our tenants operate.

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:

•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate;
•reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and
•the potential negative impact on the health of our personnel, particularly if a significant number of our employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenant’s business and operations or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2020, the Operating Partnership issued 197,775 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2020, we issued 219,390 shares of common stock upon redemption of 219,390 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended March 31, 2020, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	51,360	$31.48	—	$—
February 1, 2020 - February 29, 2020	—	$—	—	$—
March 1, 2020 - March 31, 2020	—	$—	—	$—
Total/weighted average	51,360	$31.48	—	$—
(1)Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan, as amended and restated. The average price paid reflects the average market value of shares withheld for tax purposes.

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

STAG INDUSTRIAL, INC.

Date: April 30, 2020	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer, Senior Vice President (Principal Accounting Officer)