Form 10-Q
period 2020-06-30
STAG Industrial, Inc.
filed 2020-07-28
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of common stock outstanding at July 27, 2020 was 149,141,565.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Rental Property:
Land	$444,489	$435,923
Buildings and improvements, net of accumulated depreciation of $446,361 and $387,633, respectively	3,141,970	3,087,435
Deferred leasing intangibles, net of accumulated amortization of $267,553 and $241,304, respectively	451,738	475,149
Total rental property, net	4,038,197	3,998,507
Cash and cash equivalents	102,097	9,041
Restricted cash	12,505	2,823
Tenant accounts receivable	65,122	57,592
Prepaid expenses and other assets	39,347	38,231
Interest rate swaps	—	303
Operating lease right-of-use assets	22,168	15,129
Assets held for sale, net	—	43,019
Total assets	$4,279,436	$4,164,645
Liabilities and Equity
Liabilities:
Unsecured credit facility	$—	$146,000
Unsecured term loans, net	970,282	871,375
Unsecured notes, net	573,082	572,883
Mortgage notes, net	52,827	54,755
Accounts payable, accrued expenses and other liabilities	58,783	53,737
Interest rate swaps	50,731	18,819
Tenant prepaid rent and security deposits	24,542	21,993
Dividends and distributions payable	18,301	17,465
Deferred leasing intangibles, net of accumulated amortization of $13,117 and $12,064, respectively	26,292	26,738
Operating lease liabilities	24,279	16,989
Total liabilities	1,799,119	1,800,754
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2020 and December 31, 2019,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at June 30, 2020 and December 31, 2019	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, 148,941,121 and 142,815,593 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,489	1,428
Additional paid-in capital	3,148,163	2,970,553
Cumulative dividends in excess of earnings	(750,770)	(723,027)
Accumulated other comprehensive loss	(49,837)	(18,426)
Total stockholders’ equity	2,424,045	2,305,528
Noncontrolling interest	56,272	58,363
Total equity	2,480,317	2,363,891
Total liabilities and equity	$4,279,436	$4,164,645

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Rental income	$117,471	$96,362	$235,810	$191,977
Other income	146	284	355	371
Total revenue	117,617	96,646	236,165	192,348
Expenses
Property	20,392	16,955	42,339	36,466
General and administrative	9,406	8,587	19,779	17,799
Depreciation and amortization	53,606	44,633	106,294	86,936
Loss on impairments	—	—	—	5,344
Other expenses	588	427	1,064	826
Total expenses	83,992	70,602	169,476	147,371
Other income (expense)
Interest and other income	156	2	235	18
Interest expense	(15,333)	(12,193)	(30,197)	(25,027)
Loss on extinguishment of debt	(834)	—	(834)	—
Gain on involuntary conversion	657	—	657	—
Gain on the sales of rental property, net	1,045	317	47,804	1,591
Total other income (expense)	(14,309)	(11,874)	17,665	(23,418)
Net income	$19,316	$14,170	$84,354	$21,559
Less: income attributable to noncontrolling interest after preferred stock dividends	407	408	2,005	622
Net income attributable to STAG Industrial, Inc.	$18,909	$13,762	$82,349	$20,937
Less: preferred stock dividends	1,289	1,289	2,578	2,578
Less: amount allocated to participating securities	68	79	136	158
Net income attributable to common stockholders	$17,552	$12,394	$79,635	$18,201
Weighted average common shares outstanding — basic	148,663	125,251	148,116	120,015
Weighted average common shares outstanding — diluted	149,027	125,560	148,341	120,306
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.12	$0.10	$0.54	$0.15
Net income per share attributable to common stockholders — diluted	$0.12	$0.10	$0.54	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$19,316	$14,170	$84,354	$21,559
Other comprehensive loss:
Loss on interest rate swaps	(2,009)	(16,028)	(32,200)	(23,006)
Other comprehensive loss	(2,009)	(16,028)	(32,200)	(23,006)
Comprehensive income (loss)	17,307	(1,858)	52,154	(1,447)
Income attributable to noncontrolling interest after preferred stock dividends	(407)	(408)	(2,005)	(622)
Other comprehensive loss attributable to noncontrolling interest	32	510	789	754
Comprehensive income (loss) attributable to STAG Industrial, Inc.	$16,932	$(1,756)	$50,938	$(1,315)

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended June 30, 2020
Balance, March 31, 2020	$75,000	148,708,031	$1,487	$3,142,495	$(714,799)	$(47,860)	$2,456,323	$60,791	$2,517,114
Proceeds from sales of common stock, net	—	—	—	(67)	—	—	(67)	—	(67)
Dividends and distributions, net	—	—	—	—	(54,880)	—	(54,880)	(2,105)	(56,985)
Non-cash compensation activity, net	—	4,750	—	1,970	—	—	1,970	978	2,948
Redemption of common units to common stock	—	228,340	2	3,656	—	—	3,658	(3,658)	—
Rebalancing of noncontrolling interest	—	—	—	109	—	—	109	(109)	—
Other comprehensive loss	—	—	—	—	—	(1,977)	(1,977)	(32)	(2,009)
Net income	—	—	—	—	18,909	—	18,909	407	19,316
Balance, June 30, 2020	$75,000	148,941,121	$1,489	$3,148,163	$(750,770)	$(49,837)	$2,424,045	$56,272	$2,480,317
Three months ended June 30, 2019
Balance, March 31, 2019	$75,000	118,174,102	$1,182	$2,266,695	$(621,225)	$(2,253)	$1,719,399	$55,442	$1,774,841
Proceeds from sales of common stock, net	—	8,180,794	82	236,254	—	—	236,336	—	236,336
Dividends and distributions, net	—	—	—	—	(46,296)	—	(46,296)	(2,326)	(48,622)
Non-cash compensation activity, net	—	3,190	—	1,656	—	—	1,656	899	2,555
Redemption of common units to common stock	—	14,859	—	207	—	—	207	(207)	—
Rebalancing of noncontrolling interest	—	—	—	(3,799)	—	—	(3,799)	3,799	—
Other comprehensive loss	—	—	—	—	—	(15,518)	(15,518)	(510)	(16,028)
Net income	—	—	—	—	13,762	—	13,762	408	14,170
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252

Six months ended June 30, 2020
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	5,600,000	56	172,600	—	—	172,656	—	172,656
Dividends and distributions, net	—	—	—	—	(109,702)	—	(109,702)	(3,001)	(112,703)
Non-cash compensation activity, net	—	77,798	1	1,112	(390)	—	723	3,596	4,319
Redemption of common units to common stock	—	447,730	4	7,082	—	—	7,086	(7,086)	—
Rebalancing of noncontrolling interest	—	—	—	(3,184)	—	—	(3,184)	3,184	—
Other comprehensive loss	—	—	—	—	—	(31,411)	(31,411)	(789)	(32,200)
Net income	—	—	—	—	82,349	—	82,349	2,005	84,354
Balance, June 30, 2020	$75,000	148,941,121	$1,489	$3,148,163	$(750,770)	$(49,837)	$2,424,045	$56,272	$2,480,317
Six months ended June 30, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	13,622,203	137	384,728	—	—	384,865	—	384,865
Dividends and distributions, net	—	—	—	—	(89,130)	—	(89,130)	(3,872)	(93,002)
Non-cash compensation activity, net	—	131,026	1	523	(373)	—	151	3,267	3,418
Redemption of common units to common stock	—	453,930	4	6,231	—	—	6,235	(6,235)	—
Rebalancing of noncontrolling interest	—	—	—	(8,648)	—	—	(8,648)	8,648	—
Other comprehensive loss	—	—	—	—	—	(22,252)	(22,252)	(754)	(23,006)
Net income	—	—	—	—	20,937	—	20,937	622	21,559
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$84,354	$21,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,294	86,936
Loss on impairments	—	5,344
Gain on involuntary conversion	(657)	—
Non-cash portion of interest expense	1,422	1,236
Amortization of above and below market leases, net	2,152	2,102
Straight-line rent adjustments, net	(5,498)	(5,522)
Dividends on forfeited equity compensation	—	7
Loss on extinguishment of debt	834	—
Gain on the sales of rental property, net	(47,804)	(1,591)
Non-cash compensation expense	5,790	4,815
Change in assets and liabilities:
Tenant accounts receivable	(475)	1,389
Prepaid expenses and other assets	(4,116)	(3,338)
Accounts payable, accrued expenses and other liabilities	3,243	(1,433)
Tenant prepaid rent and security deposits	2,549	(933)
Total adjustments	63,734	89,012
Net cash provided by operating activities	148,088	110,571
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(110,121)	(368,188)
Additions of land and building and improvements	(27,299)	(18,949)
Acquisitions of other assets	(450)	(1,049)
Proceeds from sales of rental property, net	101,881	17,688
Proceeds from involuntary conversion	782	—
Acquisition deposits, net	660	2,142
Acquisitions of deferred leasing intangibles	(20,542)	(76,188)
Net cash used in investing activities	(55,089)	(444,544)
Cash flows from financing activities:
Proceeds from unsecured credit facility	387,000	381,000
Repayment of unsecured credit facility	(533,000)	(352,500)
Proceeds from unsecured term loans	400,000	—
Repayment of unsecured term loans	(300,000)	—
Repayment of mortgage notes	(1,993)	(961)
Payment of loan fees and costs	(1,129)	(48)
Payment of defeasance fees and other costs	(425)	—
Proceeds from sales of common stock, net	172,626	384,913
Dividends and distributions	(111,868)	(89,934)
Repurchase and retirement of share-based compensation	(1,472)	(1,444)
Net cash provided by financing activities	9,739	321,026
Increase (decrease) in cash and cash equivalents and restricted cash	102,738	(12,947)
Cash and cash equivalents and restricted cash—beginning of period	11,864	22,542
Cash and cash equivalents and restricted cash—end of period	$114,602	$9,595
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$28,520	$21,965
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(111)	$(72)
Acquisitions of deferred leasing intangibles	$(33)	$(24)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$683	$(7,351)
Additions to building and other capital improvements from non-cash compensation	$(17)	$(40)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(1,020)	$(62)
Leases cumulative effect adjustment	$—	$(214)
Dividends and distributions accrued	$18,301	$16,822

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2020 and December 31, 2019, the Company owned a 97.7% and 97.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2020, the Company owned 457 buildings in 38 states with approximately 91.8 million rentable square feet, consisting of 379 warehouse/distribution buildings, 70 light manufacturing buildings, and eight flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. While the Company did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2020, a number of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic and other tenants may make requests in the future. The Company entered into a limited number of rent deferral agreements during the three months ended June 30, 2020, which resulted in approximately $1.5 million of rent deferrals during the three and six months ended June 30, 2020. The Company evaluates tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic affects the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$102,097	$9,041
Restricted cash	12,505	2,823
Total cash and cash equivalents and restricted cash	$114,602	$11,864

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiaries recognized net income of approximately $0, $0, $0.3 million and $0.3 million for the three and six months ended June 30, 2020 and 2019, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.5 million, $0.9 million, $0.4 million and $0.6 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, respectively.

Uncertain Tax Positions

As of June 30, 2020 and December 31, 2019, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2020 and December 31, 2019.

Rental Property (in thousands)	June 30, 2020	December 31, 2019
Land	$444,489	$435,923
Buildings, net of accumulated depreciation of $292,467 and $254,458, respectively	2,833,458	2,787,234
Tenant improvements, net of accumulated depreciation of $23,724 and $21,487, respectively	38,638	38,339
Building and land improvements, net of accumulated depreciation of $130,170 and $111,688, respectively	239,214	232,456
Construction in progress	30,660	29,406
Deferred leasing intangibles, net of accumulated amortization of $267,553 and $241,304, respectively	451,738	475,149
Total rental property, net	$4,038,197	$3,998,507

Acquisitions

The following table summarizes the acquisitions of the Company during the three and six months ended June 30, 2020.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	11,914
Six months ended June 30, 2020		1,721,669	11	$131,257
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2020 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$10,498	N/A
Buildings	92,860	N/A
Tenant improvements	1,535	N/A
Building and land improvements	4,670	N/A
Construction in progress	669	N/A
Other assets	450	N/A
Deferred leasing intangibles - In-place leases	14,963	7.9
Deferred leasing intangibles - Tenant relationships	7,115	11.1
Deferred leasing intangibles - Above market leases	1,069	6.3
Deferred leasing intangibles - Below market leases	(2,572)	5.4
Total purchase price	$131,257

The following table summarizes the results of operations for the three and six months ended June 30, 2020 for the buildings acquired during the six months ended June 30, 2020 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020
Total revenue	$2,807	$4,748
Net income	$609	$861

Dispositions

During the six months ended June 30, 2020, the Company sold four buildings to third parties comprised of approximately 1.2 million rentable square feet with a net book value of approximately $54.1 million. These buildings contributed approximately $0, $0, $1.1 million and $2.5 million to revenue for the three and six months ended June 30, 2020 and 2019, respectively. These buildings contributed approximately $(49,000), $(0.2) million, $(35,000) and $0.4 million to net income (loss) (exclusive of gain on the sales of rental property, net and loss on extinguishment of debt) for the three and six months ended June 30, 2020 and 2019, respectively. Net proceeds from the sales of rental property were approximately $101.9 million and the Company recognized the full gain on the sales of rental property, net, of approximately $47.8 million for the six months ended June 30, 2020.

Loss on Impairments

During the three and six months ended June 30, 2020, the Company did not recognize any loss on impairments. During the three and six months ended June 30, 2019, the Company recognized approximately $0 and $5.3 million of loss on impairments related to one building.

Gain on Involuntary Conversion

During the three and six months ended June 30, 2020, the Company recognized a gain on involuntary conversion of approximately $0.7 million related to an eminent domain taking of a portion of a parcel of land. During the three and six months ended June 30, 2019, the Company did not recognize any gain on involuntary conversion.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$92,793	$(36,413)	$56,380	$92,607	$(32,115)	$60,492
Other intangible lease assets	626,498	(231,140)	395,358	623,846	(209,189)	414,657
Total deferred leasing intangible assets	$719,291	$(267,553)	$451,738	$716,453	$(241,304)	$475,149

Below market leases	$39,409	$(13,117)	$26,292	$38,802	$(12,064)	$26,738
Total deferred leasing intangible liabilities	$39,409	$(13,117)	$26,292	$38,802	$(12,064)	$26,738

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2020	2019	2020	2019
Net decrease to rental income related to above and below market lease amortization	$1,174	$1,146	$2,164	$2,113
Amortization expense related to other intangible lease assets	$21,076	$17,899	$41,378	$34,713

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2020 as of June 30, 2020.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2020	$36,982	$1,827
2021	$65,116	$2,717
2022	$55,459	$2,190
2023	$46,930	$2,395
2024	$38,019	$2,703

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2020 and December 31, 2019.

Loan	Principal Outstanding as of June 30, 2020 (in thousands)	Principal Outstanding as of December 31, 2019 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$—	$146,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	—	146,000

Unsecured term loans:
Unsecured Term Loan C(5)	—	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B(5)	—	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(6)	300,000	—	3.31%	April 18, 2023	i
Unsecured Term Loan E	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	100,000	L + 1.00%	January 12, 2025	i
Total unsecured term loans	975,000	875,000
Less: Total unamortized deferred financing fees and debt issuance costs	(4,718)	(3,625)
Total carrying value unsecured term loans, net	970,282	871,375

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,918)	(2,117)
Total carrying value unsecured notes, net	573,082	572,883

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	49,473	51,406	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,619	3,679	4.78%	December 15, 2023	iv
Total mortgage notes	53,092	55,085
Add: Total unamortized fair market value premiums	34	39
Less: Total unamortized deferred financing fees and debt issuance costs	(299)	(369)
Total carrying value mortgage notes, net	52,827	54,755
Total / weighted average interest rate(7)	$1,596,191	$1,645,013	3.48%
(1)Interest rate as of June 30, 2020. At June 30, 2020, the one-month LIBOR (“L”) was 0.16225%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of June 30, 2020, one-month LIBOR for the Unsecured Term Loans A, D, E, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, and 1.72%, respectively. One-month LIBOR for the Unsecured Term Loan F was swapped to a fixed rate of 2.11% effective July 15, 2020. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 1.17% effective September 29, 2020 and 0.28% effective March 19, 2021.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.0 million and $2.4 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The Unsecured Term Loan B and the Unsecured Term Loan C were paid in full on April 17, 2020 in connection with the execution of the Unsecured Term Loan G.
(6)The initial maturity date is April 16, 2021, which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2020 was approximately $497.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $6.1 million and $6.3 million as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2020	2019	2020	2019
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$746	$618	$1,422	$1,236
Facility, unused, and other fees	$316	$387	$680	$770

On April 29, 2020, the mortgage note associated with the Wells Fargo, National Association CMBS Loan was partially defeased in the amount of approximately $1.0 million in connection with the sale of the Johnstown, NY property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the three and six months ended June 30, 2020.

On April 17, 2020, the Company entered into the $300.0 million Unsecured Term Loan G with Wells Fargo, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of June 30, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on the Company’s debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one-year extension options at the Company's discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. The Company intends to exercise both extension options. To exercise the extension options the Company is required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. In connection with the refinancing, the Company incurred approximately $2.1 million in deferred financing fees, including approximately $1.1 million of accrued extension fees, which are being amortized through the extended maturity date of April 18, 2023. In connection with the refinancing, the Company also recognized a loss on extinguishment of debt of approximately $0.7 million related to associated unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan B and the Unsecured Term Loan C and other third-party costs. The Company is required to pay an annual fee of $35,000. The Unsecured Term Loan G has an accordion feature that allows the Company to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

On March 25, 2020, the Company drew the remaining $100.0 million of the $200.0 million Unsecured Term Loan F that was entered into on July 12, 2019.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2020 and December 31, 2019 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $82.8 million and $85.5 million at June 30, 2020 and December 31, 2019, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$—	$—	$146,000	$146,000
Unsecured term loans	975,000	964,497	875,000	875,000
Unsecured notes	575,000	617,073	575,000	614,493
Mortgage notes	53,092	55,227	55,085	56,021
Total principal amount	1,603,092	$1,636,797	1,651,085	$1,691,514
Add: Total unamortized fair market value premiums	34		39
Less: Total unamortized deferred financing fees and debt issuance costs	(6,935)		(6,111)
Total carrying value	$1,596,191		$1,645,013

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

The following table summarizes the Company’s outstanding interest rate swaps as of June 30, 2020. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(76)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(153)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(106)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(77)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(46)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(280)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(280)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,493)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(750)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(1,027)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(2,072)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(2,121)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(1,093)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(1,094)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,094)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,093)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(2,184)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(290)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(298)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(251)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(258)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,466)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,633)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,632)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,632)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,436)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of June 30, 2020 and December 31, 2019.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2020	Fair Value June 30, 2020	Notional Amount December 31, 2019	Fair Value December 31, 2019
Interest rate swaps-Asset	$—	$—	$250,000	$303
Interest rate swaps-Liability	$1,275,000	$(50,731)	$850,000	$(18,819)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $17.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2020	2019	2020	2019
Loss recognized in accumulated other comprehensive loss on interest rate swaps	$5,249	$14,946	$36,336	$20,802
Income (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(3,240)	$1,082	$(4,136)	$2,204
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$15,333	$12,193	$30,197	$25,027

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2020, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $51.6 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

		Fair Value Measurements as of June 30, 2020 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(50,731)	$—	$(50,731)	$—

		Fair Value Measurements as of December 31, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$303	$—	$303	$—
Interest rate swaps-Liability	$(18,819)	$—	$(18,819)	$—

6. Equity

Preferred Stock

The following table summarizes the Company’s outstanding preferred stock issuances as of June 30, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the six months ended June 30, 2020 and the year ended December 31, 2019.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
June 30	April 9, 2020	$0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$0.8593750

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

On July 9, 2020, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2020 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

The table below summarizes the activity under the ATM common stock offering program during the year ended December 31, 2019 (in thousands, except share data). There was no activity under the ATM common stock offering program during the six months ended June 30, 2020.

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

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the six months ended June 30, 2020 and the year ended December 31, 2019.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 9, 2020	June 30, 2020	$0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$0.72

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004

On July 9, 2020, the Company’s board of directors declared the common stock dividends for the months ending July 31, 2020, August 31, 2020, and September 30, 2020 at a monthly rate of $0.12 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on February 13, 2020 and January 8, 2020 to certain employees of the Company, subject to the recipient’s continued employment, will vest in four equal installments on January 1 of each year beginning in 2021. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 8, 2020 pursuant to the January 6, 2017 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the six months ended June 30, 2020 and the year ended December 31, 2019.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(101,109)	(2)
Forfeited	(7,138)
Balance at December 31, 2019	193,045
Granted	75,419	(1)
Vested	(78,010)	(2)
Forfeited	(858)
Balance at June 30, 2020	189,596
(1)The fair value per share on the grant date of February 13, 2020, January 8, 2020, and January 7, 2019 was $32.64, $31.49, and $24.85, respectively.
(2)The Company repurchased and retired 33,119 and 28,504 restricted shares of common stock that vested during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

The weighted average grant date fair value of unvested restricted shares of common stock was $24.38 per share at January 1, 2020, $31.60 per share granted during the six months ended June 30, 2020, $23.11 per share vested during the six months ended June 30, 2020, $24.85 per share forfeited during the six months ended June 30, 2020, and $27.77 per share at June 30, 2020.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2020 was approximately $4.2 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2020	2019	2020	2019
Vested restricted shares of common stock	—	—	78,010	78,431
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,463	$1,951

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the six months ended June 30, 2020 and the year ended December 31, 2019.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(197,775)	197,775	—	N/A
Redemptions from Other Common Units to common stock	—	(447,730)	(447,730)	N/A
Balance at June 30, 2020	1,778,389	1,789,539	3,567,928	2.3%

The weighted average grant date fair value of outstanding LTIP units was $21.64 per unit at January 1, 2020, $29.47 per unit granted during the six months ended June 30, 2020, $18.72 per unit converted during the six months ended June 30, 2020, and $23.19 per unit at June 30, 2020.

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2020 (excluding those LTIP units granted pursuant to the January 6, 2017 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 8, 2020
Expected term (years)	10
Expected volatility	18.0%
Expected dividend yield	5.75%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$4,030
LTIP units at issuance	136,741
Fair value unit price per LTIP unit at issuance	$29.47

The following table summarizes activity related to the Company’s unvested LTIP units for the six months ended June 30, 2020 and the year ended December 31, 2019.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(371,423)
Forfeited	(16,618)
Balance at December 31, 2019	227,348
Granted	278,806
Vested	(174,145)
Forfeited	—
Balance at June 30, 2020	332,009

The weighted average grant date fair value of unvested LTIP units was $23.37 per unit at January 1, 2020, $29.47 per unit granted during the six months ended June 30, 2020, $26.38 per unit vested during the six months ended June 30, 2020, and $26.92 per unit at June 30, 2020.

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2020 was approximately $6.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Vested LTIP units	2020	2019	2020	2019
Vested LTIP units	43,958	46,652	174,145	204,341
Fair value of vested LTIP units (in thousands)	$1,213	$1,401	$5,074	$5,464

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2020.

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

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2020 was approximately $8.6 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2020	2019	2020	2019
Restricted shares of common stock	$481	$444	$948	$871
LTIP units	978	899	1,942	1,786
Performance units	1,341	1,096	2,648	1,955
Director compensation (1)	138	98	252	203
Total non-cash compensation expense	$2,938	$2,537	$5,790	$4,815
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2020 and 2019. The number of shares of common stock granted is calculated based on the trailing ten days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three and six months ended June 30, 2020 and 2019 included in the accompanying Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2020	2019	2020	2019
Fixed lease payments	$91,234	$74,958	$181,630	$147,075
Variable lease payments	25,588	19,258	50,594	41,439
Straight-line rental income	1,823	3,292	5,750	5,576
Net decrease to rental income related to above and below market lease amortization	(1,174)	(1,146)	(2,164)	(2,113)
Total rental income	$117,471	$96,362	$235,810	$191,977

During the three and six months ended June 30, 2020 and 2019 the Company evaluated its operating leases and determined that the future collectability of six leases was not reasonably assured. As a result the Company converted to the cash basis of accounting for these leases which resulted in a reduction of rental income of approximately $1.2 million, $0.9 million, $0, and $0 for three and six months ended June 30, 2020 and 2019, respectively, due to the reversal of accrued rent. Additionally, there was $0.6 million, $0.6 million, $0, and $0 of contractual rental income that was not recognized for payments that were not received from the tenants for the three and six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company had accrued rental income of approximately $51.3 million and $44.3 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2020 and December 31, 2019, the Company had approximately $28.2 million and $22.6 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of June 30, 2020 and December 31, 2019, the Company’s total liability associated with these lease security deposits was approximately $10.0 million and $9.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $4.9 million, $9.7 million, $4.1 million and $8.0 million for the three and six months ended June 30, 2020 and 2019, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2020.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2020	$183,554
2021	$344,763
2022	$307,910
2023	$265,262
2024	$221,533
Thereafter	$846,338

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 6.0 years to 46.5 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

Operating Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	27.0	36.0
Weighted average discount rate	6.8%	7.1%

The following table summarizes the operating lease cost recognized during the three and six months ended June 30, 2020 and 2019 included in the Company’s Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost included in property expense attributable to ground leases	$331	$331	$662	$662
Operating lease cost included in general and administrative expense attributable to corporate office lease	423	267	741	533
Total operating lease cost	$754	$598	$1,403	$1,195

The following table summarizes supplemental cash flow information related to operating leases recognized during the six months ended June 30, 2020 and 2019 in the Company’s Consolidated Statements of Cash Flows.

	Six months ended June 30,
Operating Leases (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,143	$1,141
Right-of-use assets obtained in exchange for new lease liabilities	$7,718	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of June 30, 2020.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2020	$1,150
2021	2,102
2022	2,975
2023	3,021
2024	3,064
Thereafter	50,017
Total lease payments	62,329
Less: Imputed interest	(38,050)
Present value of operating lease liabilities	$24,279
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2020 and 2019, there were 189,895, 185,821, 220,482 and 217,187, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income attributable to common stockholders	$17,552	$12,394	$79,635	$18,201
Denominator
Weighted average common shares outstanding — basic	148,663	125,251	148,116	120,015
Effect of dilutive securities(1)
Share-based compensation	364	309	225	291
Shares issuable under forward sales agreements	—	—	—	—
Weighted average common shares outstanding — diluted	149,027	125,560	148,341	120,306
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.12	$0.10	$0.54	$0.15
Net income per share attributable to common stockholders — diluted	$0.12	$0.10	$0.54	$0.15
(1)During the three and six months ended June 30, 2020 and 2019, there were 190, 186, 220 and 217, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.0 million as of June 30, 2020 related to construction projects and certain other agreements.

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

•real estate risks, including fluctuations in real estate values, the general economic climate in local markets and competition for tenants in such markets, and the repurposing or redevelopment of retail properties into industrial properties (in part or whole);

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of June 30, 2020 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2020, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We define the “Operating Portfolio” as all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets, assets contained in the Value Add Portfolio, and assets classified as held for sale.

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

We define “New Lease” as any lease that is signed for an initial term equal to or greater than 12 months for any vacant space, including a lease signed by a new tenant or an existing tenant that is expanding into new (additional) space.

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

COVID-19 Pandemic

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely harmed global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

While we did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2020, a number of our tenants requested rent deferral or rent abatement as a result of the pandemic. We entered into a limited number of rent deferral agreements during the three months ended June 30, 2020, which resulted in approximately $1.5 million of rent deferrals during the three and six months ended June 30, 2020. We evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June, the National Bureau of Economic Research announced the United States entered into a recession in February 2020. While there has been a negative impact to our tenants, we believe we will benefit from having a well-diversified portfolio across industry, market, and lease term. Additionally, we strongly believe the current economic environment is likely to curb new industrial supply in the near term and to accelerate a number of trends that positively impact industrial demand.

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

The current economic circumstances, while challenging, will provide an opportunity to demonstrate the diversification of our portfolio. Specifically, our existing portfolio should benefit from competitive rental rates and strong occupancy. Furthermore, we believe certain characteristics of our business should position us well in an uncertain environment, including the fact that we have a highly diversified portfolio, minimal floating rate debt exposure (taking into account our hedging activities), strong liquidity, strong access to capital, and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates and availability of capital.

Due to the COVID-19 pandemic, we expect acceleration in a number of industrial specific trends to support stronger long-term demand, including:

•the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, a desire for greater supply chain resilience and redundancy and the overall cost of supplying and shipping goods (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to benefit from historically low availability throughout the national industrial market. We expect a near-term reduction in demand, in the aggregate, brought on by the pandemic. Certain industries and geographies are expected to be more heavily impacted. We believe the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets, but it is likely to decelerate in the near-term. We have limited exposure to many of the most active development markets. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of June 30, 2020, our Operating Portfolio was approximately 97.6% leased and our SL Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 9.6% and 10.2% during the three and six months ended June 30, 2020, respectively. Our Cash Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 1.6% and 2.2% during the three and six months ended June 30, 2020.

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

The following table summarizes our Operating Portfolio leases that commenced during the three and six months ended June 30, 2020. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended June 30, 2020
New Leases	444,952	$3.77	$4.20	$4.78	(8.3)%	4.0%	11.5	$0.50
Renewal Leases	2,276,692	$4.36	$4.61	$1.08	3.4%	10.6%	5.8	$0.54
Total/weighted average	2,721,644	$4.27	$4.54	$1.68	1.6%	9.6%	6.7	$0.53
Six months ended June 30, 2020
New Leases	872,423	$3.97	$4.29	$3.20	(5.2)%	4.2%	8.3	$0.52
Renewal Leases	3,622,946	$4.44	$4.65	$0.92	4.0%	11.6%	5.1	$0.36
Total/weighted average	4,495,369	$4.35	$4.58	$1.36	2.2%	10.2%	5.7	$0.39
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

Additionally, for the three and six months ended June 30, 2020, leases commenced totaling 481,938 square feet related to Value Add assets and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.4% of our annualized base rental revenue will expire during the period from July 1, 2020 to June 30, 2021, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period July 1, 2020 to June 30, 2021, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2020, plus available space, for each of the ten calendar years beginning with 2020 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,795,864	—	—	—
Month-to-month leases	6	793,541	0.9%	$2,946	0.7%
Remainder of 2020	13	3,814,198	4.3%	17,759	4.5%
2021	67	10,585,161	11.9%	47,783	12.0%
2022	77	9,295,289	10.4%	40,975	10.3%
2023	80	11,878,562	13.3%	47,540	11.9%
2024	65	11,247,169	12.6%	48,827	12.3%
2025	53	8,967,432	10.1%	39,013	9.8%
2026	44	7,047,276	7.9%	32,518	8.2%
2027	24	3,361,401	3.8%	16,970	4.3%
2028	24	4,505,880	5.1%	19,526	4.9%
2029	22	4,055,023	4.5%	19,959	5.0%
Thereafter	52	13,496,702	15.2%	64,176	16.1%
Total	527	91,843,498	100.0%	$397,992	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of June 30, 2020.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	376	82,914,376	90.3%	97.5%	$355,661	89.4%
Light Manufacturing	70	7,902,777	8.6%	98.1%	38,299	9.6%
Total Operating Portfolio/weighted average	446	90,817,153	98.9%	97.6%	$393,960	99.0%

Value Add/Other	3	594,030	0.6%	39.7%	1,158	0.3%
Flex/Office	8	432,315	0.5%	48.9%	2,874	0.7%
Total portfolio/weighted average	457	91,843,498	100.0%	97.0%	$397,992	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2020.

Market (1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	$11,914
Six months ended June 30, 2020		1,721,669	11	$131,257
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the six months ended June 30, 2020, we sold four buildings comprised of approximately 1.2 million rentable square feet with a net book value of approximately $54.1 million to third parties. Net proceeds from the sales of rental property were approximately $101.9 million and we recognized the full gain on the sales of rental property, net, of approximately $47.8 million for the six months ended June 30, 2020.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2020.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	8.7%
Chicago, IL	7.0%
Greenville/Spartanburg, SC	5.8%
Detroit, MI	4.6%
Milwaukee/Madison, WI	4.3%
Pittsburgh, PA	4.3%
Minneapolis/St Paul, MN	4.2%
Houston, TX	3.6%
Charlotte, NC	2.7%
Indianapolis, IN	2.5%
Boston, MA	2.5%
Cincinnati/Dayton, OH	2.5%
West Michigan, MI	2.4%
Columbus, OH	2.3%
El Paso, TX	2.2%
Columbia, SC	1.8%
Westchester/So Connecticut, CT/NY	1.7%
Raleigh/Durham, NC	1.5%
Kansas City, MO	1.5%
Memphis, TN	1.4%
Total	67.5%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2020.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	12.1%
Air Freight & Logistics	8.0%
Containers & Packaging	7.3%
Commercial Services & Supplies	7.3%
Machinery	4.6%
Household Durables	4.6%
Food Products	4.5%
Building Products	4.5%
Internet & Direct Mkt Retail	3.9%
Food & Staples Retailing	3.7%
Electrical Equipment	3.6%
Media	3.1%
Beverages	2.8%
Household Products	2.7%
Electronic Equip, Instruments	2.3%
Specialty Retail	2.2%
Chemicals	2.0%
Textiles, Apparel, Luxury Good	1.9%
Metals & Mining	1.7%
Pharmaceuticals	1.5%
Total	84.3%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2020.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	4	2.5%
General Service Administration	1	1.8%
XPO Logistics, Inc.	5	1.3%
TriMas Corporation	4	1.0%
Solo Cup	1	1.0%
DS Smith North America	2	0.9%
American Tire Distributors Inc	5	0.9%
Ford Motor Company	1	0.8%
Hachette Book Group, Inc.	1	0.8%
Packaging Corp of America	5	0.8%
Yanfeng US Automotive Interior	2	0.8%
Schneider Electric USA, Inc.	3	0.8%
FedEx Corporation	3	0.8%
WestRock Company	6	0.8%
Kenco Logistic Services, LLC	2	0.7%
Perrigo Company	2	0.7%
Carolina Beverage Group	2	0.7%
Generation Brands	1	0.7%
DHL Supply Chain	4	0.7%
Emerson Electric	2	0.6%
Total	56	19.1%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. Same Store excludes termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2018. On June 30, 2020, we owned 368 industrial buildings consisting of approximately 73.4 million square feet, which represents approximately 79.9% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 1.0% to 97.2% as of June 30, 2020 compared to 96.2% as of June 30, 2019.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$89,486	$88,884	$602	0.7%	$24,639	$5,684	$3,346	$1,794	$117,471	$96,362	$21,109	21.9%
Other income	103	283	(180)	(63.6)%	39	1	4	—	146	284	(138)	(48.6)%
Total operating revenue	89,589	89,167	422	0.5%	24,678	5,685	3,350	1,794	117,617	96,646	20,971	21.7%
Expenses
Property	15,522	14,967	555	3.7%	3,770	1,086	1,100	902	20,392	16,955	3,437	20.3%
Net operating income (1)	$74,067	$74,200	$(133)	(0.2)%	$20,908	$4,599	$2,250	$892	97,225	79,691	17,534	22.0%
Other expenses
General and administrative									9,406	8,587	819	9.5%
Depreciation and amortization									53,606	44,633	8,973	20.1%
Other expenses									588	427	161	37.7%
Total other expenses									63,600	53,647	9,953	18.6%
Total expenses									83,992	70,602	13,390	19.0%
Other income (expense)
Interest and other income									156	2	154	7,700.0%
Interest expense									(15,333)	(12,193)	(3,140)	25.8%
Loss on extinguishment of debt									(834)	—	(834)	100.0%
Gain on involuntary conversion									657	—	657	100.0%
Gain on the sales of rental property, net									1,045	317	728	229.7%
Total other income (expense)									(14,309)	(11,874)	(2,435)	(20.5)%
Net income									$19,316	$14,170	$5,146	36.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $5.1 million or 36.3% to $19.3 million for the three months ended June 30, 2020, compared to $14.2 million for the three months ended June 30, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $0.6 million or 0.7% to $89.5 million for the three months ended June 30, 2020 compared to $88.9 million for the three months ended June 30, 2019.

Same store lease income decreased by $0.2 million or 0.3% to $76.1 million for the three months ended June 30, 2020 compared to $76.3 million for the three months ended June 30, 2019. The decrease is primarily attributable to the reduction of rental income of approximately $1.9 million for certain leases in which we determined that the future collectability was not reasonably assured, and accordingly we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. This decrease was also attributable to an approximately $0.6 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies, as well as approximately $0.1 million decrease due to a net increase in the amortization of net above market leases. These decreases were partially offset by an increase in rental income of approximately $2.4 million due to new leases and renewals of existing tenants.

Same store other billings increased by $0.8 million or 6.4% to $13.4 million for the three months ended June 30, 2020 compared to $12.6 million for the three months ended June 30, 2019. The increase was primarily attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously been paid by the tenant directly to the taxing authority of approximately $0.4 million. The increase was also attributable to an increase of approximately $0.4 million related to other expense reimbursements due to new leases.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $0.6 million or 3.7% to $15.5 million for the three months ended June 30, 2020 compared to $15.0 million for the three months ended June 30, 2019. This increase was primarily related to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxing authorities directly of approximately $0.6 million, as well as an increase of $0.1 million related to repairs and maintenance and snow removal expense. These increases were partially offset by an decrease in utilities expense of approximately $0.1 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 75 buildings consisting of approximately 16.6 million square feet (excluding five buildings that were included in the Value Add Portfolio at June 30, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 13 buildings and two land parcels consisting of approximately 2.8 million square feet. For the three months ended June 30, 2020 and 2019, the buildings acquired after December 31, 2018 contributed approximately $21.0 million and $4.1 million to NOI, respectively. For the three months ended June 30, 2020 and 2019, the buildings sold after December 31, 2018 contributed approximately $(0.1) million and $0.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At June 30, 2020, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, three buildings in our Value Add Portfolio consisting of approximately 0.6 million square feet, and three buildings consisting of approximately 0.8 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $1.6 million and $0.9 million to NOI for the three months ended June 30, 2020 and 2019, respectively. Additionally, there was approximately $0.7 million and $24,000 of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2020 and 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased $10.0 million or 18.6% for the three months ended June 30, 2020 to $63.6 million compared to $53.6 million for the three months ended June 30, 2019. The increase is primarily a result of an increase in depreciation and amortization of approximately $9.0 million due to an increase in the depreciable asset base as a result of net acquisitions. Additionally, general and administrative expenses increased by approximately $0.8 million primarily due to increases in compensation and other payroll costs.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, loss on extinguishment of debt, gain on involuntary conversion, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other expense increased $2.4 million or 20.5% for the three months ended June 30, 2020 to $14.3 million compared $11.9 million for the three months ended June 30, 2019. This increase is primarily a result of an increase in interest expense of approximately $3.1 million which was primarily attributable to the funding of unsecured term loans on March 25, 2020, December 18, 2019, and July 25, 2019. Additionally we recognized a loss on extinguishment of debt of approximately $0.8 million during the three months ended June 30, 2020 that was primarily related to the refinance of the Unsecured Term Loan B and Unsecured Term Loan C on April 17, 2020, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an increase in the gain on the sales of rental property, net of approximately $0.7 million and a gain on involuntary conversion of approximately $0.7 million related to an eminent domain taking of a portion of a parcel of land that occurred during the three months ended June 30, 2020. Additionally, there was an increase of approximately $0.2 million in interest and other income due to an increased cash and cash equivalents balance during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$181,045	$179,748	$1,297	0.7%	$48,767	$8,912	$5,998	$3,317	$235,810	$191,977	$43,833	22.8%
Other income	271	332	(61)	(18.4)%	45	39	39	—	355	371	(16)	(4.3)%
Total operating revenue	181,316	180,080	1,236	0.7%	48,812	8,951	6,037	3,317	236,165	192,348	43,817	22.8%
Expenses
Property	32,352	32,608	(256)	(0.8)%	7,560	2,080	2,427	1,778	42,339	36,466	5,873	16.1%
Net operating income (1)	$148,964	$147,472	$1,492	1.0%	$41,252	$6,871	$3,610	$1,539	193,826	155,882	37,944	24.3%
Other expenses
General and administrative									19,779	17,799	1,980	11.1%
Depreciation and amortization									106,294	86,936	19,358	22.3%
Loss on impairments									—	5,344	(5,344)	(100.0)%
Other expenses									1,064	826	238	28.8%
Total other expenses									127,137	110,905	16,232	14.6%
Total expenses									169,476	147,371	22,105	15.0%
Other income (expense)
Interest and other income									235	18	217	1,205.6%
Interest expense									(30,197)	(25,027)	(5,170)	20.7%
Loss on extinguishment of debt									(834)	—	(834)	100.0%
Gain on involuntary conversion									657	—	657	100.0%
Gain on the sales of rental property, net									47,804	1,591	46,213	2,904.7%
Total other income (expense)									17,665	(23,418)	41,083	(175.4)%
Net income									$84,354	$21,559	$62,795	291.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $62.8 million or 291.3% to $84.4 million for the six months ended June 30, 2020 compared to $21.6 million for the six months ended June 30, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $1.3 million or 0.7% to $181.0 million for the six months ended June 30, 2020 compared to $179.7 million for the six months ended June 30, 2019.

Same store lease income increased by $1.5 million or 0.9% to $153.5 million for the six months ended June 30, 2020 compared to $152.0 million for the six months ended June 30, 2019. Approximately $4.7 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants. This increase was partially offset by a reduction of rental income of approximately $1.7 million for certain leases in which we determined that the future collectability was not reasonably assured, and accordingly we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. Rental income also decreased by approximately $1.5 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings decreased by $0.2 million or 0.5% to $27.5 million for the six months ended June 30, 2020 compared to $27.7 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in the reimbursement of real estate taxes of approximately $0.3 million due to a decrease in real estate taxes levied by the taxing authority and vacancy. This decrease was partially offset by an increase of approximately $0.1 related to other expense reimbursements due to new leases.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses decreased by $0.3 million or 0.8% to $32.4 million for the six months ended June 30, 2020 compared to $32.6 million for the six months ended June 30, 2019. This decrease was primarily related to a decrease in snow removal expense of approximately 1.0 million, as well as a decrease in utility expense of approximately $0.1 million. These decreases were partially offset by an increase in repairs and maintenance expense of approximately $0.7 million and real estate taxes of approximately $0.1 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 75 buildings consisting of approximately 16.6 million square feet (excluding five buildings that were included in the Value Add Portfolio at June 30, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 13 buildings and two land parcels consisting of approximately 2.8 million square feet. For the six months ended June 30, 2020 and June 30, 2019, the buildings acquired after December 31, 2018 contributed approximately $41.5 million and $4.9 million to NOI, respectively. For the six months ended June 30, 2020 and June 30, 2019, the buildings sold after December 31, 2018 contributed approximately $(0.2) million and $2.0 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At June 30, 2020, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, three buildings in our Value Add Portfolio consisting of approximately 0.6 million square feet, and three buildings consisting of approximately 0.8 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $2.8 million and $1.4 million to NOI for the six months ended June 30, 2020 and June 30, 2019, respectively. Additionally, there was $0.8 million and $0.1 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2020 and June 30, 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $16.2 million or 14.6% to $127.1 million for the six months ended June 30, 2020 compared to $110.9 million for the six months ended June 30, 2019. This is primarily a result of an increase in depreciation and amortization of approximately $19.4 million as a result of net acquisitions that increased the depreciable asset base, as well as an increase of approximately $2.0 million in general and administrative expense primarily due to increases in compensation and other payroll costs. These increases were partially offset by a reduction in loss on impairments of approximately $5.3 million as there were no loss on impairments recognized during the six months June 30, 2020.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, loss on extinguishment of debt, gain on involuntary conversion, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other expense increased $41.1 million or 175.4% to a total net other income of $17.7 million for the six months ended June 30, 2020 compared to $23.4 million total net other expense for the six months ended June 30, 2019. This increase is primarily the result of a increase in gain on the sales of rental property, net of approximately $46.2 million and a gain on involuntary conversion of approximately $0.7 million related to an eminent domain taking of a portion of a parcel of land that occurred during the six months ended June 30, 2020. Additionally, there was an increase of approximately $0.2 million in interest and other income due to an increased cash and cash equivalents balance during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were partially offset by an increase in interest expense of approximately $5.2 million which was primarily attributable to the funding of unsecured term loans on March 25, 2020, December 18, 2019, and July 25, 2019. Additionally we recognized a loss on extinguishment of debt of approximately $0.8 million during the six months ended June 30, 2020 that was primarily related to the refinance of the Unsecured Term Loan B and the Unsecured Term Loan C on April 17, 2020, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2020	2019	2020	2019
Net income	$19,316	$14,170	$84,354	$21,559
Rental property depreciation and amortization	53,537	44,559	106,154	86,788
Loss on impairments	—	—	—	5,344
Gain on the sales of rental property, net	(1,045)	(317)	(47,804)	(1,591)
FFO	71,808	58,412	142,704	112,100
Preferred stock dividends	(1,289)	(1,289)	(2,578)	(2,578)
Amount allocated to restricted shares of common stock and unvested units	(196)	(232)	(406)	(479)
FFO attributable to common stockholders and unit holders	$70,323	$56,891	$139,720	$109,043

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2020	2019	2020	2019
Net income	$19,316	$14,170	$84,354	$21,559
General and administrative	9,406	8,587	19,779	17,799
Transaction costs	8	79	59	153
Depreciation and amortization	53,606	44,633	106,294	86,936
Interest and other income	(156)	(2)	(235)	(18)
Interest expense	15,333	12,193	30,197	25,027
Loss on impairments	—	—	—	5,344
Gain on involuntary conversion	(657)	—	(657)	—
Loss on extinguishment of debt	834	—	834	—
Other expenses	580	348	1,005	673
Gain on the sales of rental property, net	(1,045)	(317)	(47,804)	(1,591)
Net operating income	$97,225	$79,691	$193,826	$155,882

Cash Flows

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

The following table summarizes our cash flows for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2020	2019	$	%
Net cash provided by operating activities	$148,088	$110,571	$37,517	33.9%
Net cash used in investing activities	$55,089	$444,544	$(389,455)	(87.6)%
Net cash provided by financing activities	$9,739	$321,026	$(311,287)	(97.0)%

Net cash provided by operating activities increased $37.5 million to $148.1 million for the six months ended June 30, 2020 compared to $110.6 million for the six months ended June 30, 2019. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2019, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2019 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $389.5 million to $55.1 million for the six months ended June 30, 2020 compared to $444.5 million for the six months ended June 30, 2019. The decrease was primarily attributable to an increase in proceeds from sales of rental property, net related to the disposition of four buildings during the six months ended June 30, 2020 for net proceeds of approximately $101.9 million, compared to the six months ended June 30, 2019 where we sold five buildings and two land parcels for net proceeds of approximately $17.7 million. The decrease was also attributable to the acquisition of 11 buildings for a total cash consideration of approximately $131.1 million for the six months ended June 30, 2020 compared to the acquisition of 24 buildings for a total cash consideration of approximately $445.4 million for the six months ended June 30, 2019.

Net cash provided by financing activities decreased $311.3 million to $9.7 million for the six months ended June 30, 2020 compared to $321.0 million for the six months ended June 30, 2019. The decrease is primarily attributable to a decrease of net proceeds from the sales of common stock of approximately $212.3 million, an increase of net cash outflow on our unsecured credit facility of approximately $174.5 million, and an increase of approximately $21.9 million in dividends paid during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were partially offset by an increase in proceeds from unsecured term loans of approximately $100.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

In response to the COVID-19 pandemic, we have worked to ensure that we maintain adequate liquidity. On April 17, 2020 we refinanced the Unsecured Term Loan B and the Unsecured Term Loan C, as discussed in “Indebtedness Outstanding” below. When incorporating the remaining undrawn balance available on our unsecured credit facility, the approximately $134.4 million of forward equity proceeds available to us at our option through January 13, 2021, and unused 1031 like-kind exchange proceeds, our total liquidity as of June 30, 2020 was approximately $741.4 million, with a material amount of that liquidity comprised of cash and cash equivalents.

As of June 30, 2020, we had total immediate liquidity of approximately $599.1 million, comprised of $102.1 million of cash and cash equivalents and $497.0 million of immediate availability on our unsecured credit facility.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the six months ended June 30, 2020.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 9, 2020	June 30, 2020	$0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$0.72

On July 9, 2020, our board of directors declared the common stock dividends for the months ending July 31, 2020, August 31, 2020, and September 30, 2020 at a monthly rate of $0.12 per share of common stock.

During the six months ended June 30, 2020, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the six months ended June 30, 2020.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
June 30	April 9, 2020	$0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$0.8593750

On July 9, 2020, our board of directors declared the Series C Preferred Stock dividends for the quarter ending September 30, 2020 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2020

Loan	Principal Outstanding as of June 30, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$—	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	—

Unsecured term loans:
Unsecured Term Loan A	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(5)	300,000	3.31%	April 18, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	L + 1.00%	January 12, 2025	i
Total unsecured term loans	975,000
Less: Total unamortized deferred financing fees and debt issuance costs	(4,718)
Total carrying value unsecured term loans, net	970,282

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,918)
Total carrying value unsecured notes, net	573,082

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	49,473	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,619	4.78%	December 15, 2023	iv
Total mortgage notes	53,092
Add: Total unamortized fair market value premiums	34
Less: Total unamortized deferred financing fees and debt issuance costs	(299)
Total carrying value mortgage notes, net	52,827
Total / weighted average interest rate(6)	$1,596,191	3.48%

(1)Interest rate as of June 30, 2020. At June 30, 2020, the one-month LIBOR (“L”) was 0.16225%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of June 30, 2020, one-month LIBOR for the Unsecured Term Loans A, D E, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, and 1.72%, respectively. One-month LIBOR for the Unsecured Term Loan F was swapped to a fixed rate of 2.11% effective July 15, 2020. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 1.17% effective September 29, 2020 and 0.28% effective March 19, 2021.

(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable at our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The initial maturity date is April 16, 2021, which may be extended pursuant to two one-year extension options exercisable at our discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $775.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of June 30, 2020 was approximately $497.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2020, we were in compliance with the applicable financial covenants.

On April 17, 2020, we entered into the $300.0 million Unsecured Term Loan G with Wells Fargo, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of June 30, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on our debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one-year extension options at our discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. We intend to exercise both extension options. To exercise the extension options we are required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. The Unsecured Term Loan G has an accordion feature that allows us to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in our unsecured credit facility.

The following table summarizes our debt capital structure as of June 30, 2020.

Debt Capital Structure	June 30, 2020
Total principal outstanding (in thousands)	$1,603,092
Weighted average duration (years)	3.9
% Secured debt	3.3%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis(1)	31.8%
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

The following table summarizes our outstanding preferred stock issuances as of June 30, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering program as of June 30, 2020. We may from time to time sell common stock through sales agents under the program. There was no activity under the ATM common stock offering program during the three months ended June 30, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2020, we owned approximately 97.7% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.3%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2020, all of our outstanding variable rate debt, with the exception of our Unsecured Term Loan F was fixed with interest rate swaps through maturity. The Unsecured Term Loan F was swapped to a fixed rate effective July 15, 2020 through maturity.

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

The following table details our outstanding interest rate swaps as of June 30, 2020.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Oct-14-2015	Sep-29-2016	$25,000	$(76)	1.3830%	One-month L	Sep-29-2020
PNC Bank, N.A.	Oct-14-2015	Sep-29-2016	$50,000	$(153)	1.3906%	One-month L	Sep-29-2020
Regions Bank	Oct-14-2015	Sep-29-2016	$35,000	$(106)	1.3858%	One-month L	Sep-29-2020
U.S. Bank, N.A.	Oct-14-2015	Sep-29-2016	$25,000	$(77)	1.3950%	One-month L	Sep-29-2020
Capital One, N.A.	Oct-14-2015	Sep-29-2016	$15,000	$(46)	1.3950%	One-month L	Sep-29-2020
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(280)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(280)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(1,493)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(750)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(1,027)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(2,072)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(2,121)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(1,093)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(1,094)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,094)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(1,093)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(2,184)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(290)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(298)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(251)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(258)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,932)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,466)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,633)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,632)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,632)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,436)	1.7165%	One-month L	Jan-15-2025

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2020, the fair value of all of our 29 interest rate swaps were in a liability position of approximately $50.7 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2020, we had $975.0 million of variable rate debt. As of June 30, 2020, all of our outstanding variable rate debt, with the exception of our Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F was swapped to a fixed rate effective July 15, 2020 through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2020, we had letters of credit related to development projects and certain other agreements of approximately $3.0 million. As of June 30, 2020, we had no other material off-balance sheet arrangements.

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

As of June 30, 2020, we had $975.0 million of variable rate debt outstanding. As of June 30, 2020, all of our outstanding variable rate debt, with the exception of $200.0 million outstanding under our Unsecured Term Loan F, was fixed with interest rate swaps through maturity. The Unsecured Term Loan F was swapped to a fixed rate effective July 15, 2020 through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $200.0 million on our Unsecured Term Loan F (the portion outstanding at June 30, 2020 not fixed by interest rate swaps) for the six months ended June 30, 2020, our interest expense would have increased by approximately $1.0 million for the six months ended June 30, 2020.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to rapidly evolve and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Additionally, in June, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.

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
•the repurposing or redevelopment of retail properties made defunct by the pandemic into industrial properties;
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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2020, we issued 228,340 shares of common stock upon redemption of 228,340 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended June 30, 2020, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1 *
Term Loan Agreement, dated as of April 17, 2020, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

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

STAG INDUSTRIAL, INC.

Date: July 28, 2020	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer, Senior Vice President (Principal Accounting Officer)