Form 10-Q
period 2020-09-30
STAG Industrial, Inc.
filed 2020-11-05
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of common stock outstanding at November 4, 2020 was 149,230,244.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Rental Property:
Land	$447,356	$435,923
Buildings and improvements, net of accumulated depreciation of $473,369 and $387,633, respectively	3,164,553	3,087,435
Deferred leasing intangibles, net of accumulated amortization of $264,262 and $241,304, respectively	439,046	475,149
Total rental property, net	4,050,955	3,998,507
Cash and cash equivalents	70,137	9,041
Restricted cash	4,623	2,823
Tenant accounts receivable	66,761	57,592
Prepaid expenses and other assets	49,157	38,231
Interest rate swaps	—	303
Operating lease right-of-use assets	24,124	15,129
Assets held for sale, net	—	43,019
Total assets	$4,265,757	$4,164,645
Liabilities and Equity
Liabilities:
Unsecured credit facility	$—	$146,000
Unsecured term loans, net	970,696	871,375
Unsecured notes, net	573,181	572,883
Mortgage notes, net	52,365	54,755
Accounts payable, accrued expenses and other liabilities	74,619	53,737
Interest rate swaps	45,812	18,819
Tenant prepaid rent and security deposits	23,413	21,993
Dividends and distributions payable	18,302	17,465
Deferred leasing intangibles, net of accumulated amortization of $14,176 and $12,064, respectively	24,991	26,738
Operating lease liabilities	26,414	16,989
Total liabilities	1,809,793	1,800,754
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at September 30, 2020 and December 31, 2019,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2020 and December 31, 2019	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, 149,227,013 and 142,815,593 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,492	1,428
Additional paid-in capital	3,155,271	2,970,553
Cumulative dividends in excess of earnings	(782,037)	(723,027)
Accumulated other comprehensive loss	(45,055)	(18,426)
Total stockholders’ equity	2,404,671	2,305,528
Noncontrolling interest	51,293	58,363
Total equity	2,455,964	2,363,891
Total liabilities and equity	$4,265,757	$4,164,645

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Rental income	$117,247	$102,294	$353,057	$294,271
Other income	48	127	403	498
Total revenue	117,295	102,421	353,460	294,769
Expenses
Property	20,817	18,157	63,156	54,623
General and administrative	9,537	8,924	29,316	26,723
Depreciation and amortization	53,921	46,908	160,215	133,844
Loss on impairments	3,172	4,413	3,172	9,757
Other expenses	436	458	1,500	1,284
Total expenses	87,883	78,860	257,359	226,231
Other income (expense)
Interest and other income	165	12	400	30
Interest expense	(15,928)	(14,053)	(46,125)	(39,080)
Loss on extinguishment of debt	—	—	(834)	—
Gain on involuntary conversion	1,500	—	2,157	—
Gain on the sales of rental property, net	9,060	1,670	56,864	3,261
Total other income (expense)	(5,203)	(12,371)	12,462	(35,789)
Net income	$24,209	$11,190	$108,563	$32,749
Less: income attributable to noncontrolling interest after preferred stock dividends	466	290	2,471	912
Net income attributable to STAG Industrial, Inc.	$23,743	$10,900	$106,092	$31,837
Less: preferred stock dividends	1,289	1,289	3,867	3,867
Less: amount allocated to participating securities	68	78	204	236
Net income attributable to common stockholders	$22,386	$9,533	$102,021	$27,734
Weighted average common shares outstanding — basic	148,997	127,272	148,412	122,460
Weighted average common shares outstanding — diluted	149,905	127,469	148,865	122,720
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.15	$0.07	$0.69	$0.23
Net income per share attributable to common stockholders — diluted	$0.15	$0.07	$0.69	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$24,209	$11,190	$108,563	$32,749
Other comprehensive income (loss):
Income (loss) on interest rate swaps	4,927	(6,435)	(27,273)	(29,441)
Other comprehensive income (loss)	4,927	(6,435)	(27,273)	(29,441)
Comprehensive income	29,136	4,755	81,290	3,308
Income attributable to noncontrolling interest after preferred stock dividends	(466)	(290)	(2,471)	(912)
Other comprehensive (income) loss attributable to noncontrolling interest	(145)	176	644	930
Comprehensive income attributable to STAG Industrial, Inc.	$28,525	$4,641	$79,463	$3,326

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended September 30, 2020
Balance, June 30, 2020	$75,000	148,941,121	$1,489	$3,148,163	$(750,770)	$(49,837)	$2,424,045	$56,272	$2,480,317
Proceeds from sales of common stock, net	—	—	—	(21)	—	—	(21)	—	(21)
Dividends and distributions, net	—	—	—	—	(55,010)	—	(55,010)	(1,411)	(56,421)
Non-cash compensation activity, net	—	3,518	—	1,972	—	—	1,972	981	2,953
Redemption of common units to common stock	—	282,374	3	4,453	—	—	4,456	(4,456)	—
Rebalancing of noncontrolling interest	—	—	—	704	—	—	704	(704)	—
Other comprehensive income	—	—	—	—	—	4,782	4,782	145	4,927
Net income	—	—	—	—	23,743	—	23,743	466	24,209
Balance, September 30, 2020	$75,000	149,227,013	$1,492	$3,155,271	$(782,037)	$(45,055)	$2,404,671	$51,293	$2,455,964
Three months ended September 30, 2019
Balance, June 30, 2019	$75,000	126,372,945	$1,264	$2,501,013	$(653,759)	$(17,771)	$1,905,747	$57,505	$1,963,252
Proceeds from sales of common stock, net	—	6,375,129	64	183,148	—	—	183,212	—	183,212
Dividends and distributions, net	—	—	—	—	(47,465)	—	(47,465)	(1,375)	(48,840)
Non-cash compensation activity, net	—	3,162	—	1,675	—	—	1,675	901	2,576
Redemption of common units to common stock	—	207,152	2	3,001	—	—	3,003	(3,003)	—
Rebalancing of noncontrolling interest	—	—	—	(1,719)	—	—	(1,719)	1,719	—
Other comprehensive loss	—	—	—	—	—	(6,259)	(6,259)	(176)	(6,435)
Net income	—	—	—	—	10,900	—	10,900	290	11,190
Balance, September 30, 2019	$75,000	132,958,388	$1,330	$2,687,118	$(690,324)	$(24,030)	$2,049,094	$55,861	$2,104,955

Nine months ended September 30, 2020
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	5,600,000	56	172,579	—	—	172,635	—	172,635
Dividends and distributions, net	—	—	—	—	(164,712)	—	(164,712)	(4,412)	(169,124)
Non-cash compensation activity, net	—	81,316	1	3,084	(390)	—	2,695	4,577	7,272
Redemption of common units to common stock	—	730,104	7	11,535	—	—	11,542	(11,542)	—
Rebalancing of noncontrolling interest	—	—	—	(2,480)	—	—	(2,480)	2,480	—
Other comprehensive loss	—	—	—	—	—	(26,629)	(26,629)	(644)	(27,273)
Net income	—	—	—	—	106,092	—	106,092	2,471	108,563
Balance, September 30, 2020	$75,000	149,227,013	$1,492	$3,155,271	$(782,037)	$(45,055)	$2,404,671	$51,293	$2,455,964
Nine months ended September 30, 2019
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	19,997,332	201	567,876	—	—	568,077	—	568,077
Dividends and distributions, net	—	—	—	—	(136,595)	—	(136,595)	(5,247)	(141,842)
Non-cash compensation activity, net	—	134,188	1	2,198	(373)	—	1,826	4,168	5,994
Redemption of common units to common stock	—	661,082	6	9,232	—	—	9,238	(9,238)	—
Rebalancing of noncontrolling interest	—	—	—	(10,367)	—	—	(10,367)	10,367	—
Other comprehensive loss	—	—	—	—	—	(28,511)	(28,511)	(930)	(29,441)
Net income	—	—	—	—	31,837	—	31,837	912	32,749
Balance, September 30, 2019	$75,000	132,958,388	$1,330	$2,687,118	$(690,324)	$(24,030)	$2,049,094	$55,861	$2,104,955
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$108,563	$32,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,215	133,844
Loss on impairments	3,172	9,757
Gain on involuntary conversion	(2,157)	—
Non-cash portion of interest expense	2,172	1,909
Amortization of above and below market leases, net	3,629	3,344
Straight-line rent adjustments, net	(8,170)	(8,586)
Dividends on forfeited equity compensation	—	7
Loss on extinguishment of debt	834	—
Gain on the sales of rental property, net	(56,864)	(3,261)
Non-cash compensation expense	8,736	7,371
Change in assets and liabilities:
Tenant accounts receivable	1,181	509
Prepaid expenses and other assets	(13,638)	(10,525)
Accounts payable, accrued expenses and other liabilities	15,038	8,834
Tenant prepaid rent and security deposits	1,420	(1,022)
Total adjustments	115,568	142,181
Net cash provided by operating activities	224,131	174,930
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(162,086)	(616,647)
Additions of land and building and improvements	(39,687)	(40,193)
Acquisitions of other assets	(450)	(2,513)
Acquisitions of operating lease right-of-use assets	(2,321)	—
Proceeds from sales of rental property, net	121,339	23,700
Proceeds from involuntary conversion	782	—
Acquisition deposits, net	(1,124)	(1,190)
Acquisitions of deferred leasing intangibles	(32,815)	(128,832)
Acquisitions of operating lease liabilities	2,321	—
Net cash used in investing activities	(114,041)	(765,675)
Cash flows from financing activities:
Proceeds from unsecured credit facility	387,000	768,000
Repayment of unsecured credit facility	(533,000)	(790,500)
Proceeds from unsecured term loans	400,000	175,000
Repayment of unsecured term loans	(300,000)	—
Repayment of mortgage notes	(2,485)	(1,441)
Payment of loan fees and costs	(1,129)	(1,226)
Payment of defeasance fees and other costs	(425)	—
Proceeds from sales of common stock, net	172,605	568,390
Dividends and distributions	(168,288)	(139,303)
Repurchase and retirement of share-based compensation	(1,472)	(1,444)
Net cash provided by (used in) financing activities	(47,194)	577,476
Increase (decrease) in cash and cash equivalents and restricted cash	62,896	(13,269)
Cash and cash equivalents and restricted cash—beginning of period	11,864	22,542
Cash and cash equivalents and restricted cash—end of period	$74,760	$9,273
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$41,797	$35,372
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(482)	$(72)
Acquisitions of deferred leasing intangibles	$(106)	$(24)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(3,970)	$(10,824)
Additions to building and other capital improvements from non-cash compensation	$(24)	$(59)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(1,020)	$(314)
Leases cumulative effect adjustment	$—	$(214)
Dividends and distributions accrued	$18,302	$16,293
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2020 and December 31, 2019, the Company owned a 97.8% and 97.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2020, the Company owned 462 buildings in 38 states with approximately 92.3 million rentable square feet, consisting of 384 warehouse/distribution buildings, 70 light manufacturing buildings, and eight flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. While the Company did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2020, a number of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic and other tenants may make requests in the future. The Company entered into a limited number of rent deferral agreements during the three and nine months ended September 30, 2020, which resulted in the recognition of approximately $0.4 million and $1.9 million of rent deferrals during the three and nine months ended September 30, 2020, respectively. The Company evaluates tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

The Company remains unable to predict the ultimate impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic affects the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. We have not modified any contracts to date, however, we will evaluate any debt, derivative and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$70,137	$9,041
Restricted cash	4,623	2,823
Total cash and cash equivalents and restricted cash	$74,760	$11,864

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiary recognized net income of approximately $0, $0, $0 and $0.3 million for the three and nine months ended September 30, 2020 and 2019, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.4 million, $1.3 million, $0.3 million and $0.9 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, respectively.

Uncertain Tax Positions

As of September 30, 2020 and December 31, 2019, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2020 and December 31, 2019.

Rental Property (in thousands)	September 30, 2020	December 31, 2019
Land	$447,356	$435,923
Buildings, net of accumulated depreciation of $311,326 and $254,458, respectively	2,862,026	2,787,234
Tenant improvements, net of accumulated depreciation of $23,641 and $21,487, respectively	39,495	38,339
Building and land improvements, net of accumulated depreciation of $138,402 and $111,688, respectively	243,807	232,456
Construction in progress	19,225	29,406
Deferred leasing intangibles, net of accumulated amortization of $264,262 and $241,304, respectively	439,046	475,149
Total rental property, net	$4,050,955	$3,998,507

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2020.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	11,914
Philadelphia, PA	August 31, 2020	112,294	1	8,427
Pittsburgh, PA	September 3, 2020	125,000	1	15,580
Pittsburgh, PA	September 24, 2020	66,387	1	6,685
Charlotte, NC	September 28, 2020	50,000	1	5,729
Cleveland, OH	September 29, 2020	276,000	1	28,261
Three months ended September 30, 2020		629,681	5	64,682
Nine months ended September 30, 2020		2,351,350	16	$195,939
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2020 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$15,338	N/A
Buildings	135,570	N/A
Tenant improvements	2,096	N/A
Building and land improvements	8,895	N/A
Construction in progress	669	N/A
Other assets	450	N/A
Operating lease right-of-use assets	2,321	N/A
Deferred leasing intangibles - In-place leases	21,496	8.0
Deferred leasing intangibles - Tenant relationships	10,150	11.1
Deferred leasing intangibles - Above market leases	3,962	12.6
Deferred leasing intangibles - Below market leases	(2,687)	5.3
Operating lease liabilities	(2,321)	N/A
Total purchase price	$195,939

The following table summarizes the results of operations for the three and nine months ended September 30, 2020 for the buildings acquired during the nine months ended September 30, 2020 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Total revenue	$3,298	$8,046
Net income	$601	$1,462

Dispositions

During the nine months ended September 30, 2020, the Company sold five buildings to third parties comprised of approximately 1.7 million rentable square feet with a net book value of approximately $64.4 million. These buildings contributed approximately $0.1 million, $0.8 million, $1.3 million and $4.5 million to revenue for the three and nine months ended September 30, 2020 and 2019, respectively. These buildings contributed approximately $(0.3) million, $(0.4) million, $(0.2) million and $0.3 million to net income (loss) (exclusive of gain on the sales of rental property, net and loss on extinguishment of debt) for the three and nine months ended September 30, 2020 and 2019, respectively. Net proceeds from the sales of rental property were approximately $121.3 million and the Company recognized the full gain on the sales of rental property, net, of approximately $56.9 million for the nine months ended September 30, 2020.

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the nine months ended September 30, 2020.

Market(1)	Number of Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
					(in thousands)
Williamsport, PA	1	Change in estimated hold period	Discounted cash flows	(4)
Three months ended September 30, 2020					$5,019	$3,172
Nine months ended September 30, 2020					$5,019	$3,172

(1)As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2)The Company tested the asset group for impairment utilizing a recovery analysis, and it was determined that the carrying value of the property and intangibles were not recoverable from the estimated future undiscounted cash flows.
(3)The estimated fair value of the property is based on Level 3 inputs and is a non-recurring fair value measurement. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
(4)Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2020: discount rate of 10.5% and exit capitalization rate of 10.0%.

During the three and nine months ended September 30, 2019, the Company recognized approximately $4.4 million and $9.8 million, respectively, of loss on impairments related to six buildings.

Gain on Involuntary Conversion

During the three and nine months ended September 30, 2020, the Company recognized a gain on involuntary conversion of approximately $1.5 million and $2.2 million, respectively, related to an eminent domain taking of a portion of a parcel of land. During the three and nine months ended September 30, 2019, the Company did not recognize any gain on involuntary conversion.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$93,002	$(36,711)	$56,291	$92,607	$(32,115)	$60,492
Other intangible lease assets	610,306	(227,551)	382,755	623,846	(209,189)	414,657
Total deferred leasing intangible assets	$703,308	$(264,262)	$439,046	$716,453	$(241,304)	$475,149

Below market leases	$39,167	$(14,176)	$24,991	$38,802	$(12,064)	$26,738
Total deferred leasing intangible liabilities	$39,167	$(14,176)	$24,991	$38,802	$(12,064)	$26,738

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2020	2019	2020	2019
Net decrease to rental income related to above and below market lease amortization	$1,482	$1,248	$3,646	$3,361
Amortization expense related to other intangible lease assets	$21,780	$18,472	$63,158	$53,185

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2020 as of September 30, 2020.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2020	$18,290	$859
2021	$65,614	$2,764
2022	$56,254	$2,298
2023	$47,759	$2,504
2024	$38,947	$2,812

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2020 and December 31, 2019.

Loan	Principal Outstanding as of September 30, 2020 (in thousands)	Principal Outstanding as of December 31, 2019 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$—	$146,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	—	146,000

Unsecured term loans:
Unsecured Term Loan C(5)	—	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B(5)	—	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(6)	300,000	—	2.77%	April 18, 2023	i
Unsecured Term Loan E	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	100,000	3.11%	January 12, 2025	i
Total unsecured term loans	975,000	875,000
Less: Total unamortized deferred financing fees and debt issuance costs	(4,304)	(3,625)
Total carrying value unsecured term loans, net	970,696	871,375

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,819)	(2,117)
Total carrying value unsecured notes, net	573,181	572,883

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	49,013	51,406	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,587	3,679	4.78%	December 15, 2023	iv
Total mortgage notes	52,600	55,085
Add: Total unamortized fair market value premiums	31	39
Less: Total unamortized deferred financing fees and debt issuance costs	(266)	(369)
Total carrying value mortgage notes, net	52,365	54,755
Total / weighted average interest rate(7)	$1,596,242	$1,645,013	3.62%
(1)Interest rate as of September 30, 2020. At September 30, 2020, the one-month LIBOR (“L”) was 0.14825%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of September 30, 2020, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 1.17%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.28% effective March 19, 2021.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.8 million and $2.4 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
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
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility as of September 30, 2020 was approximately $497.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $7.8 million and $6.3 million as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2020	2019	2020	2019
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$750	$673	$2,172	$1,909
Facility, unused, and other fees	$315	$348	$995	$1,118

On April 29, 2020, the mortgage note associated with the Wells Fargo, National Association CMBS Loan was partially defeased in the amount of approximately $1.0 million in connection with the sale of the Johnstown, NY property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the nine months ended September 30, 2020.

On April 17, 2020, the Company entered into the $300.0 million Unsecured Term Loan G with Wells Fargo, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with the execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of September 30, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on the Company’s debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one year extension options at the Company's discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. The Company intends to exercise both extension options. To exercise the extension options the Company is required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. In connection with the refinancing, the Company incurred approximately $2.1 million in deferred financing fees, including approximately $1.1 million of accrued extension fees, which are being amortized through the extended maturity date of April 18, 2023. In connection with the refinancing, the Company also recognized a loss on extinguishment of debt of approximately $0.7 million related to associated unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan B and the Unsecured Term Loan C and other third-party costs. The Company is required to pay an annual fee of $35,000. The Unsecured Term Loan G has an accordion feature that allows the Company to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in the Company’s unsecured credit facility.

On March 25, 2020, the Company drew the remaining $100.0 million of the $200.0 million Unsecured Term Loan F that was entered into on July 12, 2019.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2020 and December 31, 2019 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $82.3 million and $85.5 million at September 30, 2020 and December 31, 2019, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$—	$—	$146,000	$146,000
Unsecured term loans	975,000	965,296	875,000	875,000
Unsecured notes	575,000	628,955	575,000	614,493
Mortgage notes	52,600	55,009	55,085	56,021
Total principal amount	1,602,600	$1,649,260	1,651,085	$1,691,514
Add: Total unamortized fair market value premiums	31		39
Less: Total unamortized deferred financing fees and debt issuance costs	(6,389)		(6,111)
Total carrying value	$1,596,242		$1,645,013

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

The following table summarizes the Company’s outstanding interest rate swaps as of September 30, 2020. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(182)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(182)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(970)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(639)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(874)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,766)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,808)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(979)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(980)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(980)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(978)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,956)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(272)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(279)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(230)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(239)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,284)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,412)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,411)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,411)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,276)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of September 30, 2020 and December 31, 2019.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2020	Fair Value September 30, 2020	Notional Amount December 31, 2019	Fair Value December 31, 2019
Interest rate swaps-Asset	$—	$—	$250,000	$303
Interest rate swaps-Liability	$1,125,000	$(45,812)	$850,000	$(18,819)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $16.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2020	2019	2020	2019
Income (loss) recognized in accumulated other comprehensive loss on interest rate swaps	$169	$(5,913)	$(36,167)	$(26,715)
Income (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(4,758)	$522	$(8,894)	$2,726
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$15,928	$14,053	$46,125	$39,080

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2020, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $46.9 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

		Fair Value Measurements as of September 30, 2020 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(45,812)	$—	$(45,812)	$—

		Fair Value Measurements as of December 31, 2019 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$303	$—	$303	$—
Interest rate swaps-Liability	$(18,819)	$—	$(18,819)	$—

6. Equity

Preferred Stock

The following table summarizes the Company’s outstanding preferred stock issuances as of September 30, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")	March 17, 2016	3,000,000	$25.00	6.875%

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the nine months ended September 30, 2020 and the year ended December 31, 2019.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
September 30	July 9, 2020	$0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.2890625

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

On October 9, 2020, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2020 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of September 30, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

The table below summarizes the activity under the ATM common stock offering program during the year ended December 31, 2019 (in thousands, except share data). There was no activity under the ATM common stock offering program during the nine months ended September 30, 2020.

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

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the nine months ended September 30, 2020 and the year ended December 31, 2019.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 9, 2020	September 30, 2020	$0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.08

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004

On October 9, 2020, the Company’s board of directors declared the common stock dividends for the months ending October 31, 2020, November 30, 2020, and December 31, 2020 at a monthly rate of $0.12 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on February 13, 2020 and January 8, 2020 to certain employees of the Company, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2021. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 8, 2020 pursuant to the January 6, 2017 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(101,109)	(2)
Forfeited	(7,138)
Balance at December 31, 2019	193,045
Granted	75,419	(1)
Vested	(78,010)	(2)
Forfeited	(1,376)
Balance at September 30, 2020	189,078
(1)The fair value per share on the grant date of February 13, 2020, January 8, 2020, and January 7, 2019 was $32.64, $31.49, and $24.85, respectively.
(2)The Company repurchased and retired 33,119 and 28,504 restricted shares of common stock that vested during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

The weighted average grant date fair value of unvested restricted shares of common stock was $24.38 per share at December 31, 2019, $31.60 per share granted during the nine months ended September 30, 2020, $23.11 per share vested during the nine months ended September 30, 2020, $26.15 per share forfeited during the nine months ended September 30, 2020, and $27.77 per share at September 30, 2020.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2020 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2020	2019	2020	2019
Vested restricted shares of common stock	—	—	78,010	78,431
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,463	$1,951

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,104)	(730,104)	N/A
Balance at September 30, 2020	1,692,423	1,593,131	3,285,554	2.2%

The weighted average grant date fair value of outstanding LTIP units was $21.64 per unit at December 31, 2019, $29.47 per unit granted during the nine months ended September 30, 2020, $18.27 per unit converted during the nine months ended September 30, 2020, and $23.49 per unit at September 30, 2020.

LTIP Units

LTIP units granted on January 8, 2020 to non-employee, independent directors, subject to the recipient’s continued service, will vest over one year on January 1, 2021. LTIP units granted on January 8, 2020 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2020. Refer to Note 8 for a discussion of the LTIP units granted on January 8, 2020 pursuant to the January 6, 2017 performance units.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2020 (excluding those LTIP units granted pursuant to the January 6, 2017 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 8, 2020
Expected term (years)	10
Expected volatility	18.0%
Expected dividend yield	5.75%
Risk-free interest rate	1.61%
Fair value of LTIP units at issuance (in thousands)	$4,030
LTIP units at issuance	136,741
Fair value unit price per LTIP unit at issuance	$29.47

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(371,423)
Forfeited	(16,618)
Balance at December 31, 2019	227,348
Granted	278,806
Vested	(201,442)
Forfeited	—
Balance at September 30, 2020	304,712

The weighted average grant date fair value of unvested LTIP units was $23.37 per unit at December 31, 2019, $29.47 per unit granted during the nine months ended September 30, 2020, $26.23 per unit vested during the nine months ended September 30, 2020, and $27.06 per unit at September 30, 2020.

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2020 was approximately $5.6 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Vested LTIP units	2020	2019	2020	2019
Vested LTIP units	27,297	29,989	201,442	234,330
Fair value of vested LTIP units (in thousands)	$832	$884	$5,906	$6,348

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units are based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2020.

Performance Units	Assumptions
Grant date	January 8, 2020
Expected volatility	17.4%
Expected dividend yield	5.75%
Risk-free interest rate	1.59%
Fair value of performance units grant (in thousands)	$5,389

On December 31, 2019, the measuring period pursuant to the January 6, 2017 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 76,096 vested LTIP units and 46,376 vested shares of common stock to the participants (of which 18,241 shares of common stock were repurchased and retired), which were issued on January 8, 2020. The compensation committee of the board of directors also approved the issuance of 65,969 LTIP units and 3,398 restricted shares of common stock that will vest over one year on December 31, 2020, which were issued on January 8, 2020.

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2020 was approximately $7.3 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2020	2019	2020	2019
Restricted shares of common stock	$487	$447	$1,435	$1,318
LTIP units	981	901	2,923	2,687
Performance units	1,356	1,107	4,004	3,062
Director compensation (1)	122	101	374	304
Total non-cash compensation expense	$2,946	$2,556	$8,736	$7,371
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2020 and 2019. The number of shares of common stock granted is calculated based on the trailing ten days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three and nine months ended September 30, 2020 and 2019 included in the accompanying Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Rental Income (in thousands)	2020	2019	2020	2019
Fixed lease payments	$92,120	$80,262	$273,750	$227,337
Variable lease payments	23,757	20,189	74,351	61,628
Straight-line rental income	2,852	3,091	8,602	8,667
Net decrease to rental income related to above and below market lease amortization	(1,482)	(1,248)	(3,646)	(3,361)
Total rental income	$117,247	$102,294	$353,057	$294,271

During the nine months ended September 30, 2020 and 2019 the Company evaluated its operating leases and determined that the future collectability for 10 tenants under 11 leases was not reasonably assured. As a result the Company converted to the cash basis of accounting for these leases which resulted in a reduction of rental income of approximately $0.8 million, $1.7 million, $0, and $0 for three and nine months ended September 30, 2020 and 2019, respectively, due to the reversal of accrued rent. Additionally, there was $0.9 million, $1.5 million, $0, and $0 of contractual rental income that was not recognized for payments that were not received from these tenants for the three and nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had accrued rental income of approximately $54.6 million and $44.3 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2020 and December 31, 2019, the Company had approximately $28.4 million and $22.6 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2020 and December 31, 2019, the Company’s total liability associated with these lease security deposits was approximately $10.1 million and $9.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.0 million, $14.7 million, $5.1 million and $13.1 million for the three and nine months ended September 30, 2020 and 2019, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2020.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2020	$92,565
2021	$362,825
2022	$327,365
2023	$284,041
2024	$240,067
Thereafter	$911,977

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 5.8 years to 49.1 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

Operating Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	28.9	36.0
Weighted average discount rate	6.8%	7.1%

The following table summarizes the operating lease cost recognized during the three and nine months ended September 30, 2020 and 2019 included in the Company’s Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Operating Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost included in property expense attributable to ground leases	$345	$331	$1,007	$993
Operating lease cost included in general and administrative expense attributable to corporate office lease	424	266	1,165	799
Total operating lease cost	$769	$597	$2,172	$1,792

The following table summarizes supplemental cash flow information related to operating leases recognized during the nine months ended September 30, 2020 and 2019 in the Company’s Consolidated Statements of Cash Flows.

	Nine months ended September 30,
Operating Leases (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,728	$1,711
Right-of-use assets obtained in exchange for new lease liabilities	$7,718	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of September 30, 2020.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2020	$606
2021	2,222
2022	3,100
2023	3,153
2024	3,196
Thereafter	59,245
Total lease payments	71,522
Less: Imputed interest	(45,108)
Present value of operating lease liabilities	$26,414
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three and nine months ended September 30, 2020 and 2019, there were 189,202, 186,956, 220,284 and 218,231, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income attributable to common stockholders	$22,386	$9,533	$102,021	$27,734
Denominator
Weighted average common shares outstanding — basic	148,997	127,272	148,412	122,460
Effect of dilutive securities(1)
Share-based compensation	675	178	375	254
Shares issuable under forward sales agreements	233	19	78	6
Weighted average common shares outstanding — diluted	149,905	127,469	148,865	122,720
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.15	$0.07	$0.69	$0.23
Net income per share attributable to common stockholders — diluted	$0.15	$0.07	$0.69	$0.23
(1)During the three and nine months ended September 30, 2020 and 2019, there were 189, 187, 220 and 218, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.0 million as of September 30, 2020 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

Subsequent to September 30, 2020, the Company acquired nine buildings with approximately 3.7 million square feet for an aggregate contractual purchase price of approximately $256.5 million. The Company has not finalized the acquisition accounting, and therefore is not able to provide the disclosures otherwise required by GAAP, for these acquisitions.

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of September 30, 2020 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2020, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has severely harmed global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, continue to react by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

While we did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2020, a number of our tenants requested rent deferral or rent abatement as a result of the pandemic. We entered into a limited number of rent deferral agreements during the three and nine months ended September 30, 2020, which resulted in approximately $0.4 million and $1.9 million of rent deferrals during the three and nine months ended September 30, 2020, respectively. We evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June, the National Bureau of Economic Research announced the United States entered into a recession in February 2020. In the third quarter, economic measurements suggest that the U.S. economy may be starting to recover. The ultimate shape of the recovery will depend on many factors, including the length and severity of the COVID-19 pandemic. While there has been a negative impact to our tenants, we believe we will benefit from having a well-diversified portfolio across industry, market, and lease term. Additionally, we strongly believe the current economic environment is likely to curb new industrial supply in the near term and to accelerate a number of trends that positively impact industrial demand.

The U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain economic outlook with a series of policies to ease the economic burden of COVID-19 closures on businesses and individuals. The major U.S. congressional policy action known as the Coronavirus, Aid, Relief and Economic Security Act, or the CARES Act, allocated $2 trillion in federal aid to specific industries, small businesses and individuals. The Federal Reserve also took major actions including the completion of two emergency federal funds rate cuts in March 2020 to a range between 0% to 0.25%, adding liquidity to the bond market, establishing new lending facilities, and expanding its bond buying program to include mortgage backed securities, investment grade corporate debt, and high yield corporate ETFs. While we expect supportive fiscal and monetary policy to continue, the timing and the magnitude of further fiscal support will be likely driven by the outcome of the 2020 elections.

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. We expect a near-term reduction in national industrial demand, in the aggregate, brought on by the pandemic. Certain industries and geographies are expected to be more heavily impacted. However, the acceleration in e-commerce brought on by the COVID-19 pandemic and the policy response to the pandemic has helped industrial space demand remain strong as the national availability rate remains stable. We believe the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets, but it is likely to decelerate in the near-term. We have limited exposure to many of the most active development markets. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2020, our Operating Portfolio was approximately 96.9% leased and our SL Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 4.7% and 7.4% during the three and nine months ended September 30, 2020, respectively. Our Cash Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 1.3% and 1.7% during the three and nine months ended September 30, 2020.

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

The following table summarizes our Operating Portfolio leases that commenced during the three and nine months ended September 30, 2020. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended September 30, 2020
New Leases	1,576,265	$4.00	$3.97	$1.24	(4.7)%	(5.2)%	4.4	$1.10
Renewal Leases	4,006,340	$3.86	$4.01	$0.60	3.1%	7.9%	6.2	$0.40
Total/weighted average	5,582,605	$3.90	$4.00	$0.79	1.3%	4.7%	5.7	$0.60
Nine months ended September 30, 2020
New Leases	2,448,688	$3.99	$4.09	$1.94	(4.9)%	(1.2)%	5.8	$0.89
Renewal Leases	7,629,286	$4.13	$4.31	$0.76	3.6%	9.8%	5.7	$0.38
Total/weighted average	10,077,974	$4.10	$4.26	$1.04	1.7%	7.4%	5.7	$0.50
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

Additionally, for the three and nine months ended September 30, 2020, leases commenced totaling 82,420 and 564,358 square feet, respectively, related to the Value Add Portfolio and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.3% of our annualized base rental revenue will expire during the period from October 1, 2020 to September 30, 2021, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period October 1, 2020 to September 30, 2021, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2020, plus available space, for each of the ten calendar years beginning with 2020 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,369,218	—	—	—
Month-to-month leases	6	586,591	0.7%	$2,725	0.7%
Remainder of 2020	5	1,464,980	1.6%	8,861	2.2%
2021	59	9,299,999	10.5%	41,847	10.4%
2022	78	9,434,716	10.6%	41,881	10.4%
2023	82	12,195,437	13.7%	49,848	12.4%
2024	64	10,206,756	11.5%	46,104	11.5%
2025	57	9,293,133	10.4%	41,176	10.3%
2026	52	9,230,178	10.4%	41,727	10.4%
2027	25	3,427,788	3.9%	17,347	4.3%
2028	25	4,631,094	5.2%	20,436	5.1%
2029	23	5,190,476	5.8%	23,347	5.8%
Thereafter	55	13,971,702	15.7%	66,083	16.5%
Total	531	92,302,068	100.0%	$401,382	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of September 30, 2020.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	382	83,645,946	90.6%	96.8%	$359,659	89.6%
Light Manufacturing	70	7,902,777	8.6%	97.5%	38,498	9.6%
Total Operating Portfolio/weighted average	452	91,548,723	99.2%	96.9%	$398,157	99.2%

Value Add/Other	2	321,030	0.3%	14.0%	345	0.1%
Flex/Office	8	432,315	0.5%	48.9%	2,880	0.7%
Total portfolio/weighted average	462	92,302,068	100.0%	96.3%	$401,382	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2020.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	$11,914
Philadelphia, PA	August 31, 2020	112,294	1	8,427
Pittsburgh, PA	September 3, 2020	125,000	1	15,580
Pittsburgh, PA	September 24, 2020	66,387	1	6,685
Charlotte, NC	September 28, 2020	50,000	1	5,729
Cleveland, OH	September 29, 2020	276,000	1	28,261
Three months ended September 30, 2020		629,681	5	64,682
Nine months ended September 30, 2020		2,351,350	16	$195,939
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the nine months ended September 30, 2020, we sold five buildings comprised of approximately 1.7 million rentable square feet with a net book value of approximately $64.4 million to third parties. Net proceeds from the sales of rental property were approximately $121.3 million and we recognized the full gain on the sales of rental property, net, of approximately $56.9 million for the nine months ended September 30, 2020.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2020.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Philadelphia, PA	9.3%
Chicago, IL	6.8%
Greenville/Spartanburg, SC	5.8%
Pittsburgh, PA	4.7%
Detroit, MI	4.5%
Milwaukee/Madison, WI	4.3%
Minneapolis/St Paul, MN	4.0%
Houston, TX	3.5%
Charlotte, NC	2.8%
Indianapolis, IN	2.5%
Cincinnati/Dayton, OH	2.5%
Boston, MA	2.5%
West Michigan, MI	2.4%
Columbus, OH	2.3%
El Paso, TX	2.2%
Columbia, SC	1.8%
Westchester/So Connecticut, CT/NY	1.7%
Cleveland, OH	1.7%
Raleigh/Durham, NC	1.6%
Kansas City, MO	1.5%
Total	68.4%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2020.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Auto Components	11.9%
Air Freight & Logistics	7.9%
Commercial Services & Supplies	7.2%
Containers & Packaging	7.2%
Household Durables	5.0%
Machinery	5.0%
Building Products	4.6%
Food Products	4.5%
Internet & Direct Mkt Retail	4.3%
Media	3.9%
Food & Staples Retailing	3.6%
Electrical Equipment	3.1%
Beverages	2.8%
Specialty Retail	2.4%
Electronic Equip, Instruments	2.2%
Chemicals	2.0%
Textiles, Apparel, Luxury Good	1.9%
Household Products	1.8%
Metals & Mining	1.7%
Oil, Gas & Consumable Fuels	1.4%
Total	84.4%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2020.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	5	2.9%
General Service Administration	1	1.8%
XPO Logistics, Inc.	5	1.3%
TriMas Corporation	4	1.0%
Penguin Random House LLC	1	0.9%
DS Smith North America	2	0.9%
American Tire Distributors Inc	5	0.9%
Ford Motor Company	1	0.8%
Carolina Beverage Group	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Yanfeng US Automotive Interior	2	0.8%
Packaging Corp of America	5	0.8%
FedEx Corporation	3	0.8%
Schneider Electric USA, Inc.	3	0.8%
Kenco Logistic Services, LLC	2	0.7%
Perrigo Company	2	0.7%
Generation Brands	1	0.7%
DHL Supply Chain	4	0.7%
R.R. Donnelley & Sons Company	5	0.7%
WestRock Company	5	0.7%
Total	59	19.5%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2018. On September 30, 2020, we owned 367 industrial buildings consisting of approximately 73.0 million square feet, which represents approximately 79.1% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.1% to 96.2% as of September 30, 2020 compared to 96.3% as of September 30, 2019.

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$90,004	$89,678	$326	0.4%	$25,192	$10,958	$2,051	$1,658	$117,247	$102,294	$14,953	14.6%
Other income	33	64	(31)	(48.4)%	15	63	—	—	48	127	(79)	(62.2)%
Total operating revenue	90,037	89,742	295	0.3%	25,207	11,021	2,051	1,658	117,295	102,421	14,874	14.5%
Expenses
Property	15,772	15,376	396	2.6%	3,979	1,973	1,066	808	20,817	18,157	2,660	14.6%
Net operating income (1)	$74,265	$74,366	$(101)	(0.1)%	$21,228	$9,048	$985	$850	96,478	84,264	12,214	14.5%
Other expenses
General and administrative									9,537	8,924	613	6.9%
Depreciation and amortization									53,921	46,908	7,013	15.0%
Loss on impairments									3,172	4,413	(1,241)	(28.1)%
Other expenses									436	458	(22)	(4.8)%
Total other expenses									67,066	60,703	6,363	10.5%
Total expenses									87,883	78,860	9,023	11.4%
Other income (expense)
Interest and other income									165	12	153	1,275.0%
Interest expense									(15,928)	(14,053)	(1,875)	13.3%
Gain on involuntary conversion									1,500	—	1,500	100.0%
Gain on the sales of rental property, net									9,060	1,670	7,390	442.5%
Total other income (expense)									(5,203)	(12,371)	7,168	(57.9)%
Net income									$24,209	$11,190	$13,019	116.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $13.0 million, or 116.3%, to $24.2 million for the three months ended September 30, 2020, compared to $11.2 million for the three months ended September 30, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $0.3 million, or 0.4%, to $90.0 million for the three months ended September 30, 2020 compared to $89.7 million for the three months ended September 30, 2019.

Same store lease income decreased by $1.0 million, or 1.2%, to $75.6 million for the three months ended September 30, 2020 compared to $76.6 million for the three months ended September 30, 2019. The decrease is partially attributable to the reduction of rental income of approximately $1.7 million for certain leases in which we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. The decrease was also attributable to the reduction of base rent of approximately $1.5 million from tenant vacancies and downsizing, as well as a net increase in the amortization of net above market leases of approximately $0.4 million. These decreases were partially offset by an increase in rental income of approximately $2.6 million due to the execution of new leases and lease renewals with existing tenants.

Same store other billings increased by $0.8 million, or 5.9%, to $13.9 million for the three months ended September 30, 2020 compared to $13.1 million for the three months ended September 30, 2019. The increase was attributable to an increase of approximately $0.5 million related to other expense reimbursements due to new leases and an increase in real estate taxes levied by the taxing authority of approximately $0.3 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $0.4 million, or 2.6%, to $15.8 million for the three months ended September 30, 2020 compared to $15.4 million for the three months ended September 30, 2019. This increase was primarily related to an increase in real estate taxes levied by the taxing authority of approximately $0.9 million, as well as an increase of $0.1 million related to insurance expense. These increases were partially offset by an decrease in repairs and maintenance expense and utilities expense of approximately $0.6 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 80 buildings consisting of approximately 17.2 million square feet (excluding five buildings that were included in the Value Add Portfolio at September 30, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 14 buildings and two land parcels consisting of approximately 3.3 million square feet. For the three months ended September 30, 2020 and 2019, the buildings acquired after December 31, 2018 contributed approximately $21.2 million and $8.5 million to NOI, respectively. For the three months ended September 30, 2020 and 2019, the buildings sold after December 31, 2018 contributed approximately $20,000 and $0.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2020, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, two buildings in our Value Add Portfolio consisting of approximately 0.3 million square feet, and five buildings consisting of approximately 1.4 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $1.4 million and $0.9 million to NOI for the three months ended September 30, 2020 and 2019, respectively. Additionally, there was approximately $(0.4) million and $15,000 of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2020 and 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $6.4 million, or 10.5%, for the three months ended September 30, 2020 to $67.1 million compared to $60.7 million for the three months ended September 30, 2019. The increase is primarily a result of an increase in depreciation and amortization of approximately $7.0 million due to an increase in the depreciable asset base as a result of net acquisitions. Additionally, general and administrative expenses increased by approximately $0.6 million primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairments of approximately $1.2 million as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, gain on involuntary conversion, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other expense decreased $7.2 million, or 57.9%, for the three months ended September 30, 2020 to $5.2 million compared $12.4 million for the three months ended September 30, 2019. This decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $7.4 million and a gain on involuntary conversion of approximately $1.5 million related to an eminent domain taking of a portion of a parcel of land that occurred during the three months ended September 30, 2020. Additionally, there was an increase of approximately $0.2 million in interest and other income due to an increased cash and cash equivalents balance during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. These increases in other income were partially offset by an increase in interest expense of approximately $1.9 million which was primarily attributable to the funding of unsecured term loans on March 25, 2020 and December 18, 2019.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$270,324	$268,675	$1,649	0.6%	$74,683	$20,621	$8,050	$4,975	$353,057	$294,271	$58,786	20.0%
Other income	304	396	(92)	(23.2)%	60	102	39	—	403	498	(95)	(19.1)%
Total operating revenue	270,628	269,071	1,557	0.6%	74,743	20,723	8,089	4,975	353,460	294,769	58,691	19.9%
Expenses
Property	47,976	47,803	173	0.4%	11,688	4,234	3,492	2,586	63,156	54,623	8,533	15.6%
Net operating income (1)	$222,652	$221,268	$1,384	0.6%	$63,055	$16,489	$4,597	$2,389	290,304	240,146	50,158	20.9%
Other expenses
General and administrative									29,316	26,723	2,593	9.7%
Depreciation and amortization									160,215	133,844	26,371	19.7%
Loss on impairments									3,172	9,757	(6,585)	(67.5)%
Other expenses									1,500	1,284	216	16.8%
Total other expenses									194,203	171,608	22,595	13.2%
Total expenses									257,359	226,231	31,128	13.8%
Other income (expense)
Interest and other income									400	30	370	1,233.3%
Interest expense									(46,125)	(39,080)	(7,045)	18.0%
Loss on extinguishment of debt									(834)	—	(834)	100.0%
Gain on involuntary conversion									2,157	—	2,157	100.0%
Gain on the sales of rental property, net									56,864	3,261	53,603	1,643.8%
Total other income (expense)									12,462	(35,789)	48,251	(134.8)%
Net income									$108,563	$32,749	$75,814	231.5%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $75.8 million, or 231.5%, to $108.6 million for the nine months ended September 30, 2020 compared to $32.7 million for the nine months ended September 30, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $1.6 million, or 0.6%, to $270.3 million for the nine months ended September 30, 2020 compared to $268.7 million for the nine months ended September 30, 2019.

Same store lease income increased by $0.5 million, or 0.2%, to $228.6 million for the nine months ended September 30, 2020 compared to $228.1 million for the nine months ended September 30, 2019. Approximately $7.2 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants. This increase was partially offset by a reduction of rental income of approximately $3.4 million for certain leases in which we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. Rental income also decreased due to the reduction of base rent of approximately $2.9 million from tenant vacancies and downsizing, as well as a net decrease in the amortization of net above market leases of approximately $0.4 million.

Same store other billings increased by $0.6 million, or 1.6%, to $41.2 million for the nine months ended September 30, 2020 compared to $40.6 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in operating expense and insurance expense reimbursements of approximately $0.6 million due to new leases.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $0.2 million or 0.4% to $48.0 million for the nine months ended September 30, 2020 compared to $47.8 million for the nine months ended September 30, 2019. This increase was primarily related to an increase in real estate taxes levied by the taxing authority of approximately $1.1 million, as well as an increase in repairs and maintenance expense and insurance expense of approximately $0.3 million and $0.1 million, respectively. These increases were partially offset by a decrease in snow removal expense and utilities expense of approximately $1.0 million and $0.3 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 80 buildings consisting of approximately 17.2 million square feet (excluding five buildings that were included in the Value Add Portfolio at September 30, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 14 buildings and two land parcels consisting of approximately 3.3 million square feet. For the nine months ended September 30, 2020 and September 30, 2019, the buildings acquired after December 31, 2018 contributed approximately $62.7 million and $13.4 million to NOI, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the buildings sold after December 31, 2018 contributed approximately $0.4 million and $3.1 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2020, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, two buildings in our Value Add Portfolio consisting of approximately 0.3 million square feet, and five buildings consisting of approximately 1.4 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $4.2 million and $2.3 million to NOI for the nine months ended September 30, 2020 and September 30, 2019, respectively. Additionally, there was $0.4 million and $0.1 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $22.6 million, or 13.2%, to $194.2 million for the nine months ended September 30, 2020 compared to $171.6 million for the nine months ended September 30, 2019. This is primarily a result of an increase in depreciation and amortization of approximately $26.4 million as a result of net acquisitions that increased the depreciable asset base, as well as an increase of approximately $2.6 million in general and administrative expense primarily due to increases in compensation and other payroll costs. These increases were partially offset by a reduction in loss on impairments of approximately $6.6 million as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements.

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

Total other income (expense) increased $48.3 million, or 134.8%, to a total net other income of $12.5 million for the nine months ended September 30, 2020 compared to $35.8 million total net other expense for the nine months ended September 30, 2019. This increase is primarily the result of an increase in gain on the sales of rental property, net of approximately $53.6 million and a gain on involuntary conversion of approximately $2.2 million related to an eminent domain taking of a portion of a parcel of land that occurred during the nine months ended September 30, 2020. Additionally, there was an increase of approximately $0.4 million in interest and other income due to an increased cash and cash equivalents balance during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were partially offset by an increase in interest expense of approximately $7.0 million which was primarily attributable to the funding of unsecured term loans on March 25, 2020, December 18, 2019, and July 25, 2019. Additionally, we recognized a loss on extinguishment of debt of approximately $0.8 million during the nine months ended September 30, 2020 that was primarily related to the refinance of the Unsecured Term Loan B and the Unsecured Term Loan C on April 17, 2020, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2020	2019	2020	2019
Net income	$24,209	$11,190	$108,563	$32,749
Rental property depreciation and amortization	53,853	46,834	160,007	133,622
Loss on impairments	3,172	4,413	3,172	9,757
Gain on the sales of rental property, net	(9,060)	(1,670)	(56,864)	(3,261)
FFO	72,174	60,767	214,878	172,867
Preferred stock dividends	(1,289)	(1,289)	(3,867)	(3,867)
Amount allocated to restricted shares of common stock and unvested units	(184)	(218)	(590)	(697)
FFO attributable to common stockholders and unit holders	$70,701	$59,260	$210,421	$168,303

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2020	2019	2020	2019
Net income	$24,209	$11,190	$108,563	$32,749
General and administrative	9,537	8,924	29,316	26,723
Transaction costs	23	94	82	247
Depreciation and amortization	53,921	46,908	160,215	133,844
Interest and other income	(165)	(12)	(400)	(30)
Interest expense	15,928	14,053	46,125	39,080
Loss on impairments	3,172	4,413	3,172	9,757
Gain on involuntary conversion	(1,500)	—	(2,157)	—
Loss on extinguishment of debt	—	—	834	—
Other expenses	413	364	1,418	1,037
Gain on the sales of rental property, net	(9,060)	(1,670)	(56,864)	(3,261)
Net operating income	$96,478	$84,264	$290,304	$240,146

Cash Flows

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

The following table summarizes our cash flows for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2020	2019	$	%
Net cash provided by operating activities	$224,131	$174,930	$49,201	28.1%
Net cash used in investing activities	$114,041	$765,675	$(651,634)	(85.1)%
Net cash provided by (used in) financing activities	$(47,194)	$577,476	$(624,670)	(108.2)%

Net cash provided by operating activities increased $49.2 million to $224.1 million for the nine months ended September 30, 2020 compared to $174.9 million for the nine months ended September 30, 2019. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2019, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2019 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased $651.6 million to $114.0 million for the nine months ended September 30, 2020 compared to $765.7 million for the nine months ended September 30, 2019. The decrease was primarily attributable to an increase in proceeds from sales of rental property, net related to the disposition of five buildings during the nine months ended September 30, 2020 for net proceeds of approximately $121.3 million, compared to the nine months ended September 30, 2019 where we sold six buildings and two land parcels for net proceeds of approximately $23.7 million. The decrease was also attributable to the acquisition of 16 buildings for a total cash consideration of approximately $195.4 million for the nine months ended September 30, 2020 compared to the acquisition of 46 buildings for a total cash consideration of approximately $748.0 million for the nine months ended September 30, 2019.

Net cash provided by (used in) financing activities decreased $624.7 million to $(47.2) million for the nine months ended September 30, 2020 compared to $577.5 million for the nine months ended September 30, 2019. The decrease in net cash provided (used in) by financing activities is primarily attributable to a decrease of net proceeds from the sales of common stock of approximately $395.8 million, an increase of net cash outflow on our unsecured credit facility of approximately $123.5 million and our unsecured term loans of $75.0 million, and an increase of approximately $29.0 million in dividends paid during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

In response to the COVID-19 pandemic, we have worked to ensure that we maintain adequate liquidity. On April 17, 2020 we refinanced the Unsecured Term Loan B and the Unsecured Term Loan C, as discussed in “Indebtedness Outstanding” below. As of September 30, 2020, we had total immediate liquidity of approximately $567.1 million, comprised of $70.1 million of cash and cash equivalents and $497.0 million of immediate availability on our unsecured credit facility. When incorporating the remaining undrawn balance available on our unsecured credit facility and the approximately $132.5 million of forward equity proceeds available to us at our option through January 13, 2021, our total liquidity as of September 30, 2020 was approximately $699.6 million, with a material amount of that liquidity comprised of cash and cash equivalents.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the nine months ended September 30, 2020.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 9, 2020	September 30, 2020	$0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.08

On October 9, 2020, our board of directors declared the common stock dividends for the months ending October 31, 2020, November 30, 2020, and December 31, 2020 at a monthly rate of $0.12 per share of common stock.

During the nine months ended September 30, 2020, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the nine months ended September 30, 2020.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
September 30	July 9, 2020	$0.4296875	September 30, 2020
June 30	April 9, 2020	$0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.2890625

On October 9, 2020, our board of directors declared the Series C Preferred Stock dividends for the quarter ending December 31, 2020 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2020

Loan	Principal Outstanding as of September 30, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$—	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	—

Unsecured term loans:
Unsecured Term Loan A	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(5)	300,000	2.77%	April 18, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	3.11%	January 12, 2025	i
Total unsecured term loans	975,000
Less: Total unamortized deferred financing fees and debt issuance costs	(4,304)
Total carrying value unsecured term loans, net	970,696

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,819)
Total carrying value unsecured notes, net	573,181

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	49,013	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,587	4.78%	December 15, 2023	iv
Total mortgage notes	52,600
Add: Total unamortized fair market value premiums	31
Less: Total unamortized deferred financing fees and debt issuance costs	(266)
Total carrying value mortgage notes, net	52,365
Total / weighted average interest rate(6)	$1,596,242	3.62%

(1)Interest rate as of September 30, 2020. At September 30, 2020, the one-month LIBOR (“L”) was 0.14825%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of September 30, 2020, one-month LIBOR for the Unsecured Term Loans

A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 1.17%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.28% effective March 19, 2021.
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
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of September 30, 2020 was approximately $497.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2020, we were in compliance with the applicable financial covenants.

On April 17, 2020, we entered into the $300.0 million Unsecured Term Loan G with Wells Fargo, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of September 30, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on our debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one-year extension options at our discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. We intend to exercise both extension options. To exercise the extension options we are required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. The Unsecured Term Loan G has an accordion feature that allows us to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in our unsecured credit facility.

The following table summarizes our debt capital structure as of September 30, 2020.

Debt Capital Structure	September 30, 2020
Total principal outstanding (in thousands)	$1,602,600
Weighted average duration (years)	3.6
% Secured debt	3.3%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis(1)	32.3%
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

Equity

Preferred Stock

The following table summarizes our outstanding preferred stock issuances as of September 30, 2020.

Preferred Stock Issuances	Issuance Date	Number of Shares	Liquidation Value Per Share	Interest Rate
Series C Preferred Stock	March 17, 2016	3,000,000	$25.00	6.875%

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering program as of September 30, 2020. We may from time to time sell common stock through sales agents under the program. There was no activity under the ATM common stock offering program during the three months ended September 30, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2020, we owned approximately 97.8% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.2%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of September 30, 2020.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(182)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(182)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(970)	2.2255%	One-month L	Mar-21-2021
Wells Fargo, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(639)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(874)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,766)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,808)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(979)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(980)	1.8505%	One-month L	Jan-04-2023
Wells Fargo, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(980)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(978)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,956)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(272)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(279)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(230)	0.2750%	One-month L	Apr-18-2023
Wells Fargo, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(239)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,568)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,284)	2.9190%	One-month L	Jan-12-2024
Wells Fargo, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,412)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,411)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,411)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(3,276)	1.7165%	One-month L	Jan-15-2025

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2020, the fair value of all of our 24 interest rate swaps were in a liability position of approximately $45.8 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2020, we had $975.0 million of variable rate debt. As of September 30, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2020, we had letters of credit related to development projects and certain other agreements of approximately $3.0 million. As of September 30, 2020, we had no other material off-balance sheet arrangements.

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

As of September 30, 2020, we had $975.0 million of variable rate debt outstanding. As of September 30, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of zero, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2020, the Operating Partnership issued 85,966 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended September 30, 2020, we issued 282,374 shares of common stock upon redemption of 282,374 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended September 30, 2020, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: November 5, 2020	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer, Senior Vice President (Principal Accounting Officer)