Form 10-K
period 2020-12-31
STAG Industrial, Inc.
filed 2021-02-10
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,360 million based on the closing price on the New York Stock Exchange as of June 30, 2020.
Number of shares of the registrant’s common stock outstanding as of February 9, 2021: 158,399,472
Number of shares of 6.875% Series C Cumulative Redeemable Preferred Stock as of February 9, 2021: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

Forward-Looking Statements

This report, including the information incorporated by reference, contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward‑looking statements. Furthermore, actual results may differ materially from those described in the forward‑looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•the ongoing adverse effects of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets;

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of December 31, 2020 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2020, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

As of December 31, 2020, we owned 492 buildings in 39 states with approximately 98.2 million rentable square feet, consisting of 409 warehouse/distribution buildings, 73 light manufacturing buildings, eight flex/office buildings, one Value Add Portfolio building, and one building classified as held for sale. We own both single- and multi-tenant properties, although we focus on the former. As of December 31, 2020, our buildings were approximately 96.9% leased to 444 tenants, with no single tenant accounting for more than approximately 3.8% of our total annualized base rental revenue and no single industry accounting for more than approximately 12.4% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
As of December 31, 2020, our Operating Portfolio was approximately 97.2% leased and our SL Rent Change on new and renewal leases together grew approximately 8.2% and 18.2% during the years ended December 31, 2020 and 2019, respectively and our Cash Rent Change on new and renewal leases together grew approximately 2.2% and 10.0% during the years ended December 31, 2020 and 2019, respectively.
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

We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2020, we owned approximately 98.0% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 2.0%. We completed our initial public offering of common stock and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

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
•Buyers tend to price an individual, single-tenant, industrial property according to the binary nature of its cash flows; with only one potential tenant, any one property is either generating revenue or not. Furthermore, tenants typically cover operating expenses at a property and when a property is not generating revenue, we, as owners, are responsible for paying these expenses. We believe the market prices these properties are based upon a higher risk profile due to the single-tenant nature of these properties and therefore applies a lower value relative to a diversified cash flowing investment.
•The acquisition and contribution of these single-tenant properties to an aggregated portfolio of these individual binary risk cash flows creates diversification, thereby lowering risk and creating value.
•Industrial properties generally require less capital expenditure than other commercial property types and single-tenant properties generally require less expenditure for leasing, operating and capital costs per property than multi-tenant properties.
•Other institutional, industrial real estate buyers tend to focus on properties and portfolios in a select few primary markets. In contrast, we focus on individual properties across many markets. As a result, our typical competitors are local investors who often do not have the same access to debt or equity capital as us. In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.
Our focus on single-tenant properties is not exclusive; we also own multi-tenant properties, as a result of acquiring properties with more than one tenant or of originally single-tenant properties re-leasing to multiple tenants.
Regulation
General
We are subject to various laws, ordinances, rules and regulations of the United States and the states and local municipalities in which we own properties, including regulations relating to common areas and fire and safety requirements. We believe that we or our tenants, as applicable, have the necessary permits and approvals to operate each of our properties.

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

ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, the imposition of fines by the federal government or the award of damages or attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary.

Environmental Matters

Our properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell a property. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. We invest in properties historically used for industrial, light manufacturing and commercial purposes. Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks used to store petroleum products and other hazardous or toxic substances, which create a potential for the release of petroleum products or other hazardous or toxic substances. We also own properties that are on or are adjacent to or near other properties upon which other persons, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may generate or release petroleum products or other hazardous or toxic substances.

Environmental laws in the United States also require that owners of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on owners or who fail to comply with these requirements and may allow third parties to seek recovery from owners for personal injury associated with exposure to asbestos. Some of our buildings are known to have asbestos containing materials, and others, due to the age of the building and observed conditions, are suspected of having asbestos containing materials. We do not believe these conditions will materially and adversely affect us. In most or all instances, no immediate action was recommended to address the conditions.

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

Human Capital Management

We believe that demonstrating strong financial performance while also promoting awareness and respect for fundamental human rights is important to long-term value creation, business continuity and corporate success. As part of our commitment to providing a work environment that attracts, develops and retains high-performing individuals and that treats employees with dignity and respect:

•We offer equal employment opportunities to all of our employees and seek to foster a diverse and vibrant workplace with employees who possess a broad range of experiences, backgrounds and skills. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a relatively long tenure with our company, are offered regular opportunities to participate in personal growth and professional development programs and social or team building events. We seek to identify and develop future leaders within our company and periodically review with our Chief Executive Officer and board of directors the identity, skills and characteristics of those persons who could succeed to senior and executive positions.

•We endeavor to maintain a workplace free from discrimination or harassment on the basis of race, color, religion, creed, gender, gender identity or expression, sexual orientation, genetic information, national origin, ancestry, age, disability, military or veteran status, and political affiliate or activities, among others. We conduct training to prevent discrimination and harassment and monitor and address employee conduct.

•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life and short-term disability insurance, with the premiums therefor entirely paid by the Company. We also offer flexible spending accounts for medical and dependent care, a program to pay commuting and office parking costs with pre-tax income and a competitive vacation policy, including paid holidays, personal time off and a variety of leave benefits. In addition, in response to the outbreak of COVID-19 in the United States, we prioritized the health and safety of our employees. By mid-March, we transitioned substantially all employees to working remotely with no disruption to our financial, operational, communications and other systems.

•We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community, particularly at-risk youth. In recent years, our employees have donated and coordinated substantial fundraising and have spent many hours volunteering to support children and young adults through a variety of charities with which we partner.

As of December 31, 2020, we employed 78 employees. None of our employees are represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

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

The following is a simplified diagram of our UPREIT structure at December 31, 2020.

Public stockholders (including officers and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties (including officers and directors)
97.0% Limited Partner
STAG Industrial GP, LLC
2.0% Limited Partner
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

Item 1A.  Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business, operating results, financial condition, cash flows and distributions, as well as the market prices for our securities, could be materially adversely affected.

Risks Related to Our Business and Operations

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, operating results, financial condition and cash flows and the markets in which we operate.

The COVID-19 pandemic has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and has had adverse effects on almost every industry, directly or indirectly. Additionally, in June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, operating results and cash flows due to, among other factors:

•government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;

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

While we did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020, a number of our tenants requested rent deferral or rent abatement as a result of the pandemic. In response to such requests, we entered into rent deferral agreement with certain tenants which resulted in approximately $2.1 million of rent deferrals during the year ended December 31, 2020.

The ultimate adverse impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenant’s business and operations or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, operating results, financial condition and cash flows. Moreover, many risk factors set forth below should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Adverse economic conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition may be affected by market and economic challenges and uncertainties, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties are located or our tenants conduct business, or by the real estate industry, including the following:

•poor economic conditions may result in tenant defaults under leases and extended vacancies at our properties;

•re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand;

•adverse capital and credit market conditions may restrict our operating activities; and

•constricted access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire properties held for sale.

Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for these investments. Our operating results and financial condition could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

Our investments are concentrated in the industrial real estate sector, and we would be adversely affected by an economic downturn in that sector.

As of December 31, 2020, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

We are subject to geographic and industry concentrations that make us susceptible to adverse events with respect to certain markets and industries.

We are subject to certain geographic and industry concentrations with respect to our properties. See the “Geographic Diversification” table in Item 2, “Properties” for details of geographic concentration of our properties and the “Industry Diversification” table in Item 2, “Properties” for details of industry concentration of our properties. As a result of these concentrations, any adverse event or downturn in local economic conditions or industry conditions, changes in state or local governmental rules and regulations, acts of nature, epidemics, pandemics or other public health crises (including the COVID-19 pandemic) and actions taken in response thereto, and other factors affecting these markets or industries could adversely affect us and our tenants operating in those markets or industries. If any tenant is unable to withstand such adverse event or downturn or is otherwise unable to compete effectively in its market or business, it may be unable to meet its rental obligations, seek rental concessions, be unable to enter into new leases or forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

We have owned many of our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

Of the properties in our portfolio at December 31, 2020, 262 buildings totaling approximately 54.8 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

Our growth depends upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms and acquisitions may not perform as we expect.

The acquisition of properties entails various risks, including the risk that our investments may not perform as we expect. Our ability to continue to acquire properties in our pipeline that we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including our ability to negotiate and execute a mutually-acceptable definitive purchase and sale agreement with the seller, our completion of satisfactory due diligence and the satisfaction of customary closing conditions, including the receipt of third-party consents and approvals. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded and non-traded REITs, private equity investors and other institutional investment funds that may have greater financial resources and a greater ability to borrow funds to acquire properties, the ability to offer more attractive terms to prospective tenants and the willingness to accept greater risk or lower returns than we can prudently manage. This competition may increase the demand for our target properties and, therefore, reduce the number of, or increase the price for, suitable acquisition opportunities, all of which could materially and adversely affect us. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. In addition, we expect to finance future acquisitions through a combination of secured and unsecured borrowings, proceeds from equity or debt offerings by us or our Operating Partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows.

We may face risks associated with acquiring properties in unfamiliar markets.

We have acquired, and may continue to acquire, properties in markets that are new to us. When we acquire properties located in these markets, we face risks associated with a lack of market knowledge or understanding of the local economy (including that competitors and counterparties may have much greater knowledge and understanding), forging new business relationships in the area and unfamiliarity with local government and laws.

A significant portion of our properties have leases that expire in the next two years and we may be unable to renew leases, lease vacant space or re-lease space on favorable terms

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. Our properties may have some level of vacancy at the time of our acquisition and may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. As of December 31, 2020, leases with respect to approximately 18.2% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2022. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

We face significant competition for tenants, which may negatively impact the occupancy and rental rates at our properties.

We compete with other owners, operators and developers of real estate, some of which own industrial properties in the same markets and sub-markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to lower our rental rates or to offer more substantial tenant improvements, early termination rights, below-market renewal options or other lease incentive payments to remain competitive. Competition for tenants could negatively impact the occupancy and rental rates of our properties.

Default by one or more of our tenants could materially and adversely affect us, and bankruptcy laws limit our remedies in the event of a tenant default.

Any of our tenants may experience an adverse event or downturn in its business at any time that may significantly weaken its financial condition or cause its failure, as has occurred during the pendency of the COVID-19 pandemic. As a result, such a tenant may fail to make rental payments when due, decline to extend or renew its lease upon expiration and/or declare bankruptcy and reject our lease. The default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single-tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.
The bankruptcy or insolvency of a tenant could diminish the income we receive from that tenant’s lease and we may not be able to evict a tenant solely because of its bankruptcy filing. On the other hand, a bankruptcy court might authorize the tenant to terminate its lease with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured pre-petition claim, subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the lease. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.

If our tenants are unable to obtain financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets may experience liquidity disruptions, resulting in the unavailability of financing for many businesses. If any of these tenants is unable to obtain financing necessary to continue to operate its business, it may be unable to meet its rental obligations, unable to enter into new leases or forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

Risks Related to Our Organization and Structure

Our growth depends on external sources of capital, which are outside of our control and affect our ability to finance acquisitions, take advantage of strategic opportunities, satisfy debt obligations and make distributions to stockholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow and rely on third-party sources to fund our capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and distributions and the market price of our common stock. If we cannot raise equity or obtain financing from third-party sources on favorable terms, or at all, we may not be able to acquire properties when opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period.
Further, in order to meet the REIT distribution requirements and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

Certain provisions of our governing documents and Maryland law may delay or prevent a transaction or a change of control that might be in the best interest of stockholders.

Our charter and bylaws, the Operating Partnership agreement and Maryland law contain provisions that may delay or prevent a transaction or a change of control, including, among other provisions, the following:

Our charter contains 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to actual or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock and no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. In addition, our charter provides that generally no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”). While our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limits, it may not grant an exemption to any proposed transferee whose ownership could jeopardize our REIT status. These ownership limits may delay or prevent a transaction or a change of control that might be in the best interest of stockholders.

Our board of directors may create and issue a class or series of preferred stock without stockholder approval. Subject to the rights of holders of Series C Preferred Stock, our board of directors may amend our charter, without stockholder approval, to (i) increase or decrease the aggregate number of shares of common stock or the number of shares of stock of any class or series, (ii) designate and issue from time to time one or more classes or series of preferred stock, (iii) classify or reclassify any unissued shares of stock, and (iv) determine the relative rights, preferences and privileges of any class or series of preferred stock. The issuance of preferred stock could have the effect of delaying or preventing a transaction or a change of control that might be in the best interests of stockholders.

Certain provisions in the Operating Partnership agreement may delay or prevent a change of control. Provisions in the Operating Partnership agreement could discourage third parties from making proposals involving an unsolicited acquisition or change of control transaction, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights, transfer restrictions on our common units, the ability of the general partner to amend certain provisions in the Operating Partnership agreement without the consent of limited partners and the right of limited partners to consent to certain mergers and transfers of the general partnership interest. In addition, any potential change of control transaction may be further limited as a result of provisions related to the LTIP units, which require us to preserve the rights of LTIP unit holders and may restrict us from amending the Operating Partnership agreement in a manner that would have an adverse effect on the rights of LTIP unit holders.

Certain provisions of Maryland law could delay or prevent a change in control. Title 8, Subtitle 3 of the Maryland General Corporation Law (“MGCL”), permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions and other provisions of Maryland law may have the effect of inhibiting a third party from making an acquisition proposal for our company or delaying or preventing a change of control under circumstances that might be in the best interest of stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has the general authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility and allows the board to take many actions, without stockholder approval, that could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets. For example, our board of directors can, among other things, (i) change our investment, financing and borrowing strategies and our policies with respect to all other activities, including distributions, leasing, debt, capitalization and operations (including creditworthiness standards with respect to our tenants), (ii) subject to provisions in our charter, prevent the ownership, transfer and accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders, (iii) issue additional shares (which could dilute the ownership of existing stockholders) and, subject to the rights of holders of Series C Preferred Stock, increase or decrease the aggregate number of shares or the number of shares of any class or series or classify or reclassify any unissued shares, without obtaining stockholder approval, and (iv) determine that it is no longer in our best interests to continue to qualify as a REIT.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our fiduciary duties as sole member of the general partner of our Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.

We have fiduciary duties to the other limited partners in our Operating Partnership, including members of our senior management team and board who are limited partners in our Operating Partnership through the receipt of common units or long-term incentive plan units in our Operating Partnership (“LTIP units”) granted under the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”), the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding common units will have the right to vote on certain amendments to the Operating Partnership agreement. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

Conflicts also may arise when the interests of our stockholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. As a result of unrealized built-in gain attributable to contributed properties at the time of contribution, some holders of common units, including members of our management team, may suffer more adverse tax consequences than our stockholders upon the sale or refinancing of certain properties, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; or hire additional accounting, internal audit and finance staff. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and market prices of our securities.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price for our common stock, particularly at the beginning of the COVID-19 pandemic, has experienced significant price and volume fluctuations, often without regard to our operating performance. For example, during the year ended December 31, 2020, the trading price for our common stock ranged from a low of $17.54 at the beginning of the COVID-19 pandemic in March 2020 to a high of $34.50 in November 2020. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above the price at which you acquired them. A number of factors could negatively affect the market price or trading volume of our common stock, many of which are out of our control, including:

•actual or anticipated variations in our quarterly operating results or those of our competitors;

•publication of research reports about us, our competitors, our tenants or the real estate industry;

•changes in our distribution policy;

•increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•the market’s perception of equity investments in REITs and changes in market valuations of similar REITs;

•difficulties or inability to access capital or extend or refinance existing debt or an adverse market reaction to any increased indebtedness we incur in the future;

•a change in credit ratings issued by analysts or nationally recognized statistical rating organizations;

•additions or departures of key management personnel;

•actions by institutional stockholders or speculation in the press or investment community; and

•general U.S. and worldwide market and economic conditions.

The cash available for distribution to stockholders may not be sufficient to make distributions at expected levels, nor can we assure you of our ability to make distributions in the future.

Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including cash available for distribution, our operating results, operating expenses and financial condition (especially in relation to our anticipated future capital needs), REIT distribution requirements under the Code and other factors the board deems relevant. Consequently, our distribution levels may fluctuate. In addition, to the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. Further, if we borrow funds to make distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Future offerings of debt or equity securities may adversely affect the market prices of our securities.

In the future, we may attempt to increase our capital resources by making additional offerings of debt securities, which would be senior to our common stock upon liquidation (including commercial paper, medium-term notes and senior or subordinated notes), or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions (including classes of preferred or common stock). Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our outstanding Series C Preferred Stock ranks, and future issuances of preferred stock will rank, senior to our common stock and also has, or will have, a preference upon our dissolution, liquidation or winding up of our affairs and a preference on distribution payments that could limit our ability to make distributions to holders of common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market prices of our securities and diluting their proportionate ownership.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock, and future sales of common stock may be dilutive to existing stockholders.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock. The exchange of common units for common stock, the vesting of equity awards granted under the 2011 Plan, the issuance of our common stock or common units in connection with acquisitions and other issuances of our common stock or common units could have an adverse effect on the market price of our common stock. In addition, the existence of shares of our common stock reserved for issuance under the 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common and preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our board of directors has authorized us to issue shares up to $600 million of common stock in our “at-the-market” program under such registration statement. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred stock. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

We have previously entered into forward sale agreements and may in the future enter into additional forward sale agreements, including under our “at-the-market” program or in follow-on offerings, that subject us to certain risks. As of December 31, 2020, we remained obligated to issue (subject to our right to elect cash settlement or net share settlement) a total of 4,681,923 shares of our common stock pursuant to our existing forward sale agreements. Settlement provisions contained in our forward sale agreements could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations (including upon an acceleration of the forward sale agreement by the forward purchaser under certain circumstances). In addition, in the case of our bankruptcy or insolvency, any forward sale agreement will automatically terminate, and we would not receive the expected proceeds from the sale of our common stock under such agreement.

General Real Estate Risks

Our performance is subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by, among other things:
•a global economic crisis that results in increased budget deficits and weakened financial condition of international, national and local governments, which may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events;

•other periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur;

•tenant turnover, the attractiveness of our properties to potential tenants and changes in supply of, or demand for, similar or competing properties in an area (including from general overbuilding or excess supply in the market);

•technological changes, such as reconfiguration of supply chains, autonomous vehicles, drones, robotics, 3D printing, online marketplaces for industrial space, or other developments;

•our ability to control rental rates and changes in operating costs and expenses, including costs of compliance with tax, real estate, environmental and zoning laws, rules and regulations and our potential liability thereunder;

•changes in the cost or availability of insurance, including coverage for mold or asbestos;

•unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•periods of high interest rates and tight money supply;

•future terrorist attacks, which may result in declining economic activity, which could reduce the demand for, and the value of, our properties, and may adversely affect our tenants’ business and their ability to continue to honor their existing leases; and

•disruptions in the global supply chain caused by political, regulatory or other factors, including geopolitical developments outside the United States, such as the effects of the United Kingdom’s referendum to withdraw from the European Union.

Real estate investments are not as liquid as other types of investments.

The lack of liquidity in real estate investments may limit our ability to vary our portfolio and react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. We intend to comply with the safe harbor rules relating to the number of properties that can be sold each year, the tax basis and the costs of improvements made to such sale properties, and other items that enable a REIT to avoid punitive taxation on property sales. Thus, our ability at any time to sell properties or contribute properties to real estate funds or other entities in which we have an ownership interest may be restricted.

Uninsured losses may adversely affect your returns.

There are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, we could experience a significant loss of invested capital and potential revenue in the property, we could remain obligated under any recourse debt associated with the property, and we may have no source of funding to repair or reconstruct the damaged property. Moreover, we may be liable for our Operating Partnership’s unsatisfied recourse obligations, including any obligations incurred by our Operating Partnership as the general partner of joint ventures.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner of real property may be liable for the cost of remediation or removing hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean‑up costs incurred. In addition, third parties may sue the property owner for damages based on personal injury, natural resources, property damage or other costs, including investigation and clean‑up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The costs of compliance with environmental regulatory requirements, defending against environmental claims or remediation of any contaminated property could materially adversely affect our business, operating results and cash available for distribution to stockholders.

Some of our properties contain asbestos‑containing building materials. Environmental laws require owners of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on owners who fail to comply with these requirements and may allow third parties to seek recovery from owners for personal injury associated with exposure to asbestos. In addition, some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks used to store petroleum products and other hazardous or toxic substances, which create a potential for the release of petroleum products or other hazardous or toxic substances. We also own properties that are on or are adjacent to or near other properties upon which other persons, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

Before acquiring a property, we typically obtain a preliminary assessment of environmental conditions at the property, often referred to as “Phase I environmental site assessment.” However, this environmental assessment does not include soil sampling or subsurface investigations and typically does not include an asbestos survey. We may acquire properties with known adverse environmental conditions and/or material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

We are exposed to the potential impacts of future climate change and climate change-related risks.

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In addition, in connection with any development, redevelopment or renovation project, we may be harmed by potential changes to the supply chain or stricter energy efficiency standards for industrial buildings. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for industrial space and our inability to operate our buildings. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy, building materials and snow removal at our properties. In addition, compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

Compliance or failure to comply with the ADA and other regulations could result in substantial costs.

Under the ADA, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance with these requirements could result in additional costs to attain compliance, the imposition of fines by the federal government or the award of damages or attorney’s fees to private litigants. If we are required to make unanticipated expenditures to comply with the ADA or other regulations, including removing access barriers, then our cash flows and cash available for distribution may be adversely affected. In addition, changes to the requirements set forth in the ADA or other regulations or the adoption of new requirements could require us to make significant unanticipated expenditures.

The ownership of properties subject to ground leases exposes us to certain risks.

We currently own and may acquire additional properties subject to ground leases, or leasehold interests in the land underlying the building. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease. Our ground leases may also contain provisions that limit our ability to sell the property or require us to obtain the consent of the landlord in order to assign or transfer our rights and obligations under the ground lease in connection with a sale of the property, which could adversely impact the price realized from any such sale. We also own properties that benefit from payment in lieu of tax (“PILOT”) programs or similar programs through leasehold interests with the relevant municipality serving as lessor. While we have the right to purchase the fee interests in these properties for a nominal purchase price, in the event of such a conversion of our ownership interests, any preferential tax treatment offered by the PILOT programs will be lost.

We may be unable to sell properties, including as a result of uncertain market conditions.

We expect to hold our properties until a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of any property on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. Due to the uncertainty of market conditions that may affect future property dispositions, we cannot assure you that we will be able to sell our properties at a profit. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our investments will be dependent upon fluctuating market conditions. Furthermore, we cannot assure you that we will have the funds that may be required to correct defects or to make improvements before a property can be sold.

If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

Under certain circumstances, we may sell properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could adversely affect our cash flows and ability to make distributions to stockholders and may result in litigation and increased expenses. Even in the absence of a purchaser default, the reinvestment or distribution of the sales proceeds will be delayed until the promissory notes (or other property we may accept upon a sale) are actually paid, sold or refinanced.

Risks Related to Our Debt Financings

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt.

Our charter and bylaws do not limit the amount of indebtedness we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the properties securing its debt, which would cause us to lose part or all of our investment. Certain of our existing secured indebtedness is, and future secured indebtedness may be, cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase our required debt payments and adversely affect our ability to make distributions to stockholders.

As of December 31, 2020, we had total outstanding debt of approximately $1.7 billion, including $107.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”), or its replacement, would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by developments in the LIBOR market or the use of alternative reference rates.

As of December 31, 2020, approximately 63.3% or $1.1 billion of our outstanding debt was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board organized the Alternative Reference Rates Committee

(“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative for U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or whether SOFR will become the market benchmark in its place. Any changes adopted by the FCA or other authorities or institutions in the methods used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase in LIBOR, a delay in the publication of LIBOR, higher interest obligations arising from such successor benchmark and changes in the rules or methodologies for determining LIBOR in the overall debt capital markets, which may discourage market participants from continuing to administer or to participate in variable rate debt tied to LIBOR or such successor benchmark. If LIBOR as determined in accordance with the terms of our particular debt is no longer available, whether before or after 2021, the interest rates on such debt would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. As a result, there can be no assurance that any of the aforementioned developments or changes will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

Our loan covenants could limit our flexibility and adversely affect our financial condition and ability to make distributions.

Our existing mortgage notes and unsecured loan agreements require us to comply with certain financial and other covenants, including loan-to-collateral-value ratios, debt service coverage ratios, leverage ratios, fixed charge coverage ratios and, in the case of an event of default, limitations on our ability to make distributions. In addition, our existing unsecured loan agreements contain, and future borrowing facilities may contain, certain cross-default provisions which are triggered in the event that other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any mortgage or other debt that is in default. New indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those in our existing loan agreements.

We are a holding company and conduct substantially all of our business through our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay dividends (including distributions required to maintain our REIT status) and to meet our debt service and other obligations. The ability of our Operating Partnership to make distributions to us depends on the operating results of our Operating Partnership and its subsidiaries and on the terms of any loans that encumber the properties owned by them. Such loans may contain lock box arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds in the event of a default. For example, our mortgage notes prohibit, in the event of default, the distribution of any cash from the defaulting borrower subsidiary to our Operating Partnership. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make the distributions and meet our debt service and other obligations.

If debt is unavailable at reasonable rates, we may not be able to finance acquisitions or refinance our existing debt.

If debt is unavailable at reasonable rates, we may not be able to finance acquisitions or refinance existing debt when the loans come due on favorable terms, or at all. Most of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and, in the event that we do not have sufficient funds to repay the debt at maturity, we will need to refinance this debt. If interest rates are higher when we refinance such debt, our net income could be reduced. If the credit environment is constrained at the time the balloon payment is due, we may not be able to refinance the existing financing on acceptable terms and may be forced to choose from a number of unfavorable options, including agreeing to unfavorable financing terms, selling one or more properties on disadvantageous terms or defaulting on the loan and permitting the lender to foreclose. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rates, principal amortization and other terms. When we refinance this debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to stockholders.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

Our various derivative financial instruments involve certain risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of REIT income tests. In addition, the nature, timing and costs of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. We cannot assure you that our hedging strategies and derivative financial instruments will adequately offset the risk of interest rate volatility or that such instruments will not result in losses that may adversely impact our financial condition.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would incur greater borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our unsecured credit facility and other debt instruments. Adverse changes in our credit ratings could harm our business and, in particular, our financing, refinancing and other capital market activities, ability to manage debt maturities, future growth and acquisition activity.

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

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes. For example:

•To the extent that we satisfy the REIT distribution requirements but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non‑qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by our taxable REIT subsidiary (“TRS”) or if we qualify for a safe harbor from tax.

•Our TRS will be subject to federal, state and local income tax at regular corporate rates on any income that it earns.

REIT distribution requirements could adversely affect our ability to execute our business plan.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow or raise equity on unfavorable terms, sell investments at disadvantageous prices, make taxable distributions of our stock or debt securities or find another alternative source of funds to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. In addition, to maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Re-characterization of sale‑leaseback transactions may cause us to lose our REIT status.

In certain circumstances, we expect to purchase properties and lease them back to the sellers of such properties. While we intend to structure such a sale‑leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, we cannot assure you that the Internal Revenue Service (“IRS”) will not challenge such characterization. In the event that any such sale‑leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale‑leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

The prohibited transactions tax may limit our ability to engage in certain transactions.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of a disposition as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain dispositions or may conduct such dispositions through a TRS.

We may be subject to adverse legislative or regulatory tax changes.

Federal income taxation rules are constantly under review by the IRS, the U.S. Department of the Treasury and persons involved in the legislative process. Changes to tax laws, with or without retroactive application, through new legislation, Treasury Regulations, administrative interpretations or court decisions could adversely affect us or our stockholders, including by negatively affecting our ability to qualify as a REIT or the federal income tax consequences of such qualification, or reducing the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. Additional changes to the tax laws are likely to continue to occur and we cannot predict how such changes might affect us or our stockholders.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of our forward sale agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle our existing or any future forward sale agreements for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we would be subject to a tax based on the amount of non-qualifying income. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

Other General Risks

We face risks associated with system failures through security breaches or cyber-attacks, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks, computer viruses, attachments to e-mails, phishing schemes, persons inside our organization or persons with access to systems inside of our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our security measures taken to manage the risk of a security breach or disruption will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to mitigate this risk entirely. A security breach or disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with REIT qualification rules and regulations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

Additionally, we face potential heightened cybersecurity risks during the COVID-19 pandemic as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID-19 pandemic increases. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures.

We depend on key personnel; the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements should any members of the management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management team or a limitation in their availability could adversely impact our operating results, financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. Each executive officer may terminate his employment at any time and, under certain conditions, may receive cash severance, immediate vesting of equity awards and other benefits under employment agreements, equity award agreements and our retirement vesting program. In addition, in the case of certain terminations, executive officers would not be restricted from competing with us after their departure. As of December 31, 2020, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

Our compensation plans may not be tied to or correspond with our improved financial results or the market prices for our securities, which may adversely affect us.

The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. The compensation committee has significant discretion in structuring these compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the market prices for our securities.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
As of December 31, 2020, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama	Birmingham	3	Warehouse / Distribution	295,748
	Montgomery	1	Warehouse / Distribution	332,000
	Phenix City	1	Warehouse / Distribution	117,568

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet

Arkansas	Rogers	1	Warehouse / Distribution	400,000

Arizona	Avondale	1	Warehouse / Distribution	186,643
	Chandler	1	Light Manufacturing	104,352
	Mesa	1	Light Manufacturing	71,030
	Tucson	1	Warehouse / Distribution	129,047

California	Lodi	1	Warehouse / Distribution	400,340
	McClellan	1	Warehouse / Distribution	160,534
	Rancho Cordova	2	Warehouse / Distribution	106,663
	Sacramento	2	Warehouse / Distribution	274,221
	San Diego	1	Warehouse / Distribution	205,440
	Stockton	2	Warehouse / Distribution	113,716

Colorado	Grand Junction	1	Warehouse / Distribution	82,800
	Johnstown	1	Warehouse / Distribution	132,194
	Longmont	1	Light Manufacturing	64,750

Connecticut	Avon	1	Light Manufacturing	78,400
	East Windsor	2	Warehouse / Distribution	271,111
	Milford	1	Warehouse / Distribution	200,000
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000

Delaware	New Castle	1	Warehouse / Distribution	485,987

Florida	Daytona Beach	1	Light Manufacturing	142,857
	Fort Myers	1	Warehouse / Distribution	260,620
	Jacksonville	5	Warehouse / Distribution	1,256,750
	Lake Worth	2	Warehouse / Distribution	157,758
	Lake Worth	1	Light Manufacturing	42,158
	Lakeland	1	Warehouse / Distribution	215,280
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Warehouse / Distribution	155,000
	Orlando	1	Light Manufacturing	215,900
	Pensacola	1	Flex Office	30,620
	Tampa	1	Warehouse / Distribution	78,560
	West Palm Beach	1	Light Manufacturing	112,353

Georgia	Augusta	1	Warehouse / Distribution	203,726
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	1	Warehouse / Distribution	373,900
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,300
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,680
	Stone Mountain	1	Warehouse / Distribution	78,000

Iowa	Ankeny	1	Warehouse / Distribution	200,011
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	1	Warehouse / Distribution	121,922
	Marion	1	Warehouse / Distribution	95,500

Idaho	Idaho Falls	1	Warehouse / Distribution	78,690

Illinois	Itasca	1	Warehouse / Distribution	202,000
	Batavia	2	Warehouse / Distribution	204,642

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Belvidere	9	Warehouse / Distribution	1,364,222
	Cary	1	Warehouse / Distribution	79,049
	DeKalb	1	Warehouse / Distribution	146,740
	Gurnee	2	Warehouse / Distribution	562,500
	Harvard	1	Light Manufacturing	126,304
	Hodgkins	1	Warehouse / Distribution	408,074
	Libertyville	1	Warehouse / Distribution	251,961
	Libertyville	1	Flex Office	35,141
	Lisle	1	Light Manufacturing	105,925
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Sauk Village	1	Warehouse / Distribution	375,785
	Schaumburg	1	Warehouse / Distribution	67,817
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	1	Warehouse / Distribution	249,470
	West Chicago	5	Light Manufacturing	305,874
	Wood Dale	1	Light Manufacturing	137,607
	Woodstock	1	Light Manufacturing	129,803

Indiana	Albion	7	Light Manufacturing	261,013
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	1	Warehouse / Distribution	446,500
	Kendallville	1	Light Manufacturing	58,500
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	3	Warehouse / Distribution	2,065,393
	Marion	1	Warehouse / Distribution	249,920
	Portage	2	Warehouse / Distribution	786,249
	South Bend	1	Warehouse / Distribution	225,000
	Yoder	1	Warehouse / Distribution	764,177

Kansas	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	3	Warehouse / Distribution	581,059
	Olathe	2	Warehouse / Distribution	725,839
	Wichita	3	Warehouse / Distribution	248,550

Kentucky	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	2	Warehouse / Distribution	641,136
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	2	Warehouse / Distribution	497,820
	Walton	1	Warehouse / Distribution	224,921

Louisiana	Baton Rouge	3	Warehouse / Distribution	532,036
	Shreveport	1	Warehouse / Distribution	420,259

Massachusetts	Chicopee	1	Warehouse / Distribution	217,000
	Malden	2	Light Manufacturing	109,943
	Middleborough	1	Light Manufacturing	80,100
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Stoughton	2	Warehouse / Distribution	258,213
	Taunton	1	Warehouse / Distribution	350,326
	Westborough	1	Warehouse / Distribution	121,700

Maryland	Elkridge	1	Warehouse / Distribution	167,410
	Hampstead	1	Warehouse / Distribution	1,035,249

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	White Marsh	1	Warehouse / Distribution	60,000

Maine	Belfast	5	Flex Office	306,554
	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000
	Lewiston	1	Flex Office	60,000
	Portland	1	Warehouse / Distribution	100,600

Michigan	Belleville	1	Light Manufacturing	160,464
	Canton	1	Warehouse / Distribution	491,049
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	2	Warehouse / Distribution	445,137
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	1	Warehouse / Distribution	210,120
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	135,728
	Romulus	1	Warehouse / Distribution	303,760
	Romulus	1	Light Manufacturing	274,500
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	3	Warehouse / Distribution	733,500
	Zeeland	1	Warehouse / Distribution	230,200

Minnesota	Blaine	1	Warehouse / Distribution	248,816
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720
	Carlos	1	Light Manufacturing	196,270
	Eagan	1	Warehouse / Distribution	276,550
	Maple Grove	2	Warehouse / Distribution	207,875
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348
	Oakdale	2	Warehouse / Distribution	210,044
	Plymouth	3	Warehouse / Distribution	357,085
	Rogers	1	Warehouse / Distribution	386,724
	Savage	1	Warehouse / Distribution	244,050
	Shakopee	1	Light Manufacturing	136,589
	South Saint Paul	1	Warehouse / Distribution	422,727

Missouri	Earth City	1	Warehouse / Distribution	116,783
	Fenton	1	Warehouse / Distribution	127,464
	Hazlewood	1	Warehouse / Distribution	305,550
	O'Fallon	2	Warehouse / Distribution	186,854

Mississippi	Southaven	1	Warehouse / Distribution	556,600

North Carolina	Catawba	1	Warehouse / Distribution	137,785
	Charlotte	4	Warehouse / Distribution	345,471
	Durham	1	Warehouse / Distribution	80,600
	Garner	1	Warehouse / Distribution	150,000
	Greensboro	1	Warehouse / Distribution	128,287
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mocksville	1	Warehouse / Distribution	129,600

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000

Nebraska	Omaha	3	Warehouse / Distribution	365,832

New Hampshire	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391

New Jersey	Branchburg	1	Warehouse / Distribution	113,973
	Burlington	2	Warehouse / Distribution	756,990
	Franklin Township	1	Warehouse / Distribution	183,000
	Lopatcong	1	Warehouse / Distribution	237,500
	Lumberton	1	Light Manufacturing	120,000
	Moorestown	2	Warehouse / Distribution	187,569
	Mt. Laurel	1	Warehouse / Distribution	112,294
	Pedricktown	1	Warehouse / Distribution	245,749
	Swedesboro	1	Warehouse / Distribution	123,962

Nevada	Las Vegas	1	Warehouse / Distribution	34,916
	Las Vegas	1	Light Manufacturing	122,472
	Paradise	2	Light Manufacturing	80,422
	Reno	1	Light Manufacturing	87,264
	Sparks	1	Warehouse / Distribution	161,986

New York	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Johnstown	2	Warehouse / Distribution	117,102
	Johnstown	1	Light Manufacturing	42,325
	Rochester	2	Warehouse / Distribution	252,860

Ohio	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	168,111
	Columbus	3	Warehouse / Distribution	1,348,237
	Dayton	2	Warehouse / Distribution	775,727
	Etna	1	Warehouse / Distribution	1,232,149
	Fairborn	1	Warehouse / Distribution	259,369
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	1	Warehouse / Distribution	201,497
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	517,150
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	1	Warehouse / Distribution	75,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	1	Warehouse / Distribution	161,984
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	2	Warehouse / Distribution	426,974

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	West Chester	1	Warehouse / Distribution	269,868
	West Jefferson	1	Warehouse / Distribution	857,390

Oklahoma	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	2	Warehouse / Distribution	309,600

Oregon	Salem	2	Light Manufacturing	155,900

Pennsylvania	Allentown	1	Warehouse / Distribution	289,900
	Burgettstown	1	Warehouse / Distribution	455,000
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	6	Warehouse / Distribution	1,131,972
	Croydon	1	Warehouse / Distribution	101,869
	Elizabethtown	1	Warehouse / Distribution	206,236
	Export	1	Warehouse / Distribution	138,270
	Imperial	1	Warehouse / Distribution	315,634
	Lancaster	1	Warehouse / Distribution	240,529
	Langhorne	2	Warehouse / Distribution	180,000
	Langhorne	2	Light Manufacturing	287,647
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	3	Warehouse / Distribution	747,054
	Muhlenberg Townsh	1	Warehouse / Distribution	392,107
	New Galilee	1	Warehouse / Distribution	410,389
	New Kensington	1	Warehouse / Distribution	200,500
	New Kingstown	1	Warehouse / Distribution	330,000
	O'Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	Williamsport	1	Warehouse / Distribution	250,000
	York	3	Warehouse / Distribution	811,931

South Carolina	Columbia	1	Light Manufacturing	185,600
	Duncan	2	Warehouse / Distribution	787,380
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	2	Warehouse / Distribution	442,472
	Fountain Inn	1	Light Manufacturing	203,000
	Gaffney	1	Warehouse / Distribution	226,968
	Goose Creek	1	Warehouse / Distribution	500,355
	Greenwood	2	Light Manufacturing	175,055
	Greer	6	Warehouse / Distribution	645,417
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	5	Warehouse / Distribution	942,736
	Rock Hill	3	Warehouse / Distribution	720,120
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	9	Warehouse / Distribution	1,802,623
	Summerville	1	Warehouse / Distribution	88,583
	Ware Shoals	1	Light Manufacturing	20,514
	West Columbia	5	Warehouse / Distribution	969,532
	West Columbia	1	Light Manufacturing	464,206

Tennessee	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	216,902
	Knoxville	2	Warehouse / Distribution	335,550
	Knoxville	1	Light Manufacturing	106,000
	Lebanon	1	Warehouse / Distribution	348,880
	Loudon	1	Warehouse / Distribution	104,000
	Madison	1	Warehouse / Distribution	418,406

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	130,560
	Memphis	1	Warehouse / Distribution	1,135,453
	Murfreesboro	1	Warehouse / Distribution	102,505
	Nashville	1	Warehouse / Distribution	154,485
	Portland	1	Warehouse / Distribution	414,043
	Vonore	1	Warehouse / Distribution	342,700

Texas	Arlington	2	Warehouse / Distribution	290,132
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	8	Warehouse / Distribution	1,903,033
	Garland	1	Light Manufacturing	253,900
	Houston	9	Warehouse / Distribution	1,133,349
	Houston	3	Light Manufacturing	536,735
	Humble	1	Warehouse / Distribution	289,200
	Katy	2	Warehouse / Distribution	244,903
	Laredo	2	Warehouse / Distribution	462,658
	McAllen	1	Warehouse / Distribution	301,200
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300
	Waco	1	Warehouse / Distribution	66,400

Virginia	Chester	1	Warehouse / Distribution	100,000
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
	N. Chesterfield	1	Warehouse / Distribution	109,520
	Richmond	1	Light Manufacturing	78,128

Washington	Ridgefield	1	Warehouse / Distribution	141,400

Wisconsin	Caledonia	1	Light Manufacturing	53,680
	Chippewa Falls	2	Light Manufacturing	97,400
	Cudahy	1	Warehouse / Distribution	128,000
	De Pere	1	Warehouse / Distribution	200,000
	DeForest	1	Warehouse / Distribution	262,521
	Delavan	2	Light Manufacturing	146,400
	East Troy	1	Warehouse / Distribution	149,624
	Elkhorn	1	Warehouse / Distribution	111,000
	Elkhorn	1	Light Manufacturing	78,540
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Hudson	1	Warehouse / Distribution	139,875
	Janesville	1	Warehouse / Distribution	700,000
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	Muskego	1	Warehouse / Distribution	81,230
	New Berlin	2	Warehouse / Distribution	397,863
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Warehouse / Distribution	195,415
	Pleasant Prairie	1	Light Manufacturing	105,637
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	243,478
	Yorkville	1	Warehouse / Distribution	98,151
		492		98,201,379

As of December 31, 2020, 24 of our 492 buildings were encumbered by mortgage indebtedness totaling approximately $52.1 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Geographic Diversification

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2020.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.2%
Philadelphia, PA	6.8%
Greenville/Spartanburg, SC	5.4%
Pittsburgh, PA	4.7%
Milwaukee/Madison, WI	4.4%
Detroit, MI	4.3%
Minneapolis/St Paul, MN	4.0%
Columbus, OH	3.9%
Houston, TX	3.2%
Charlotte, NC	2.9%
West Michigan, MI	2.4%
Indianapolis, IN	2.4%
Cincinnati/Dayton, OH	2.3%
Boston, MA	2.3%
El Paso, TX	2.1%
Cleveland, OH	1.7%
Raleigh/Durham, NC	1.7%
Columbia, SC	1.7%
Westchester/So Connecticut, CT/NY	1.6%
Kansas City, MO	1.3%
Total	66.3%
(1) As defined by CoStar Realty Information, Inc.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2020.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Auto Components	12.4%
Air Freight & Logistics	8.5%
Containers & Packaging	7.1%
Commercial Services & Supplies	5.1%
Internet & Direct Mkt Retail	5.1%
Household Durables	4.8%
Building Products	4.8%
Machinery	4.8%
Food Products	4.4%
Food & Staples Retailing	4.2%
Media	3.7%
Beverages	3.2%
Electrical Equipment	2.9%
Metals & Mining	2.7%
Specialty Retail	2.4%
Chemicals	2.0%
Textiles, Apparel, Luxury Good	1.8%
Household Products	1.6%
Electronic Equip, Instruments	1.6%
Pharmaceuticals	1.3%
Total	84.4%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2020.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	3.8%
XPO Logistics, Inc.	5	1.3%
Eastern Metal Supply, Inc.	5	1.1%
FedEx Corporation	4	1.0%
American Tire Distributors Inc	6	0.9%
TriMas Corporation	4	0.9%
Penguin Random House LLC	1	0.9%
DS Smith North America	2	0.8%
Ford Motor Company	1	0.8%
Costco Wholesale Corporation	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Carolina Beverage Group	2	0.8%
WestRock Company	6	0.8%
Packaging Corp of America	5	0.8%
Yanfeng US Automotive Interior	2	0.8%
Schneider Electric USA, Inc.	3	0.7%
Perrigo Company	2	0.7%
Kenco Logistic Services, LLC	2	0.7%
Generation Brands	1	0.6%
DHL Supply Chain	4	0.5%
Total	64	19.5%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2020, our weighted average lease term was approximately 5.2 years. We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage. The following table summarizes lease expirations for leases in place as of December 31, 2020, plus available space, for each of the ten calendar years beginning with 2021 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,996,345	—	$—	—
Month-to-month leases	4	262,897	0.3%	1,332	0.3%
2021	55	8,152,671	8.6%	36,142	8.4%
2022	83	9,375,029	9.9%	42,315	9.8%
2023	94	13,541,626	14.2%	56,261	13.1%
2024	67	10,483,458	11.0%	47,539	11.1%
2025	62	10,355,172	10.9%	45,775	10.6%
2026	62	10,412,497	10.9%	48,812	11.4%
2027	28	5,745,559	6.0%	25,627	6.0%
2028	25	4,631,094	4.9%	20,507	4.8%
2029	26	5,879,711	6.2%	27,399	6.4%
2030	18	3,565,982	3.7%	18,581	4.3%
Thereafter	47	12,799,338	13.4%	59,205	13.8%
Total/weighted average	571	98,201,379	100.0%	$429,495	100.0%

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 9, 2021, we had 79 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2020, the Operating Partnership issued no common units in the Operating Partnership upon exchange of outstanding long term incentive plan units pursuant to the 2011 Plan. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended December 31, 2020, we issued 316 shares of common stock upon redemption of 316 common units in the Operating Partnership held by various limited partners.  The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended December 31, 2020, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	$—	$—	$—	$—
November 1, 2020 - November 30, 2020	$—	$—	$—	$—
December 1, 2020 - December 31, 2020	$998	$31.09	$—	$—
Total/weighted average	$998	$31.09	$—	$—
(1)Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2015 to December 31, 2020 and assumes that $100 was invested in our common stock and in each index on December 31, 2015 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2015 with dividends reinvested
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
$138.01
$166.57
$160.20
$213.34
$222.27
$111.96
$136.40
$130.42
$171.49
$203.04
$108.60
$114.11
$108.89
$137.03
$126.65
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data

The following table summarizes selected financial and operating data for our company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet information as of December 31, 2020, 2019, 2018, 2017 and 2016, and our selected historical Consolidated Statement of Operations data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, have been derived from the audited financial statements of STAG Industrial, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
Selected Financial Data (in thousands, except per share data)	2020	2019	2018	2017	2016
Statements of Operations Data:
Revenue
Total revenue	$483,411	$405,950	$350,993	$301,087	$250,243
Expenses
Property	89,359	75,179	69,021	57,701	48,904
General and administrative	40,072	35,946	34,052	33,349	33,395
Property acquisition costs	—	—	—	5,386	4,567
Depreciation and amortization	214,738	185,450	167,617	150,881	125,444
Loss on impairments	5,577	9,757	6,182	1,879	16,845
Gain on involuntary conversion	—	—	—	(325)	—
Other expenses	2,029	1,785	1,277	1,786	1,149
Total expenses	351,775	308,117	278,149	250,657	230,304
Other income (expense)
Interest and other income	446	87	20	12	10
Interest expense	(62,343)	(54,647)	(48,817)	(42,469)	(42,923)
Loss on extinguishment of debt	(834)	—	(13)	(15)	(3,261)
Gain on involuntary conversion	2,157	—	—	—	—
Gain on the sales of rental property, net	135,733	7,392	72,211	24,242	61,823
Total other income (expense)	75,159	(47,168)	23,401	(18,230)	15,649
Net income	$206,795	$50,665	$96,245	$32,200	$35,588
Less: income attributable to noncontrolling interest after preferred stock dividends	4,648	1,384	3,319	941	1,069
Less: preferred stock dividends	5,156	5,156	7,604	9,794	13,897
Less: redemption of preferred stock	—	—	2,661	—	—
Less: amount allocated to participating securities	271	314	276	334	384
Net income attributable to common stockholders	$196,720	$43,811	$82,385	$21,131	$20,238
Net income per share attributable to common stockholders — basic	$1.32	$0.35	$0.80	$0.24	$0.29
Net income per share attributable to common stockholders — diluted	$1.32	$0.35	$0.79	$0.23	$0.29
Balance Sheets Data (December 31):
Rental property, before accumulated depreciation and amortization	$5,278,546	$4,627,444	$3,555,133	$3,097,276	$2,541,705
Rental property, after accumulated depreciation and amortization	$4,525,193	$3,998,507	$2,991,701	$2,567,577	$2,116,836
Total assets	$4,692,646	$4,164,645	$3,102,532	$2,680,667	$2,186,156
Total debt	$1,703,290	$1,645,013	$1,325,908	$1,173,781	$1,036,139
Total liabilities	$1,921,594	$1,800,754	$1,432,900	$1,270,360	$1,119,230
Total equity	$2,771,052	$2,363,891	$1,669,632	$1,410,307	$1,066,926
Other Data:
Dividends declared per common share	$1.440000	$1.430004	$1.419996	$1.405002	$1.389996
Net cash provided by operating activities	$293,922	$233,357	$197,769	$162,098	$135,788
Net cash used in investing activities	$554,623	$1,222,574	$507,201	$571,635	$346,259
Net cash provided by financing activities	$269,176	$978,539	$303,845	$415,861	$211,870
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

As of December 31, 2020, we owned 492 buildings in 39 states with approximately 98.2 million rentable square feet, consisting of 409 warehouse/distribution buildings, 73 light manufacturing buildings, eight flex/office buildings, one Value Add Portfolio building, and one building classified as held for sale. We own both single- and multi-tenant properties, although we focus on the former.

As of December 31, 2020, our buildings were approximately 96.9% leased to 444 tenants, with no single tenant accounting for more than approximately 3.8% of our total annualized base rental revenue and no single industry accounting for more than approximately 12.4% of our total annualized base rental revenue.

We own the interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2020, we owned approximately 98.0% of the common equity of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common equity in our Operating Partnership, owned the remaining 2.0%.

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

While we did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020, a number of our tenants requested rent deferral or rent abatement as a result of the pandemic. In response to such requests, we entered into rent deferral agreement with certain tenants during the year ended December 31, 2020, which resulted in approximately $2.1 million of rent deferrals during the year ended December 31, 2020. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. In the third and fourth quarter, certain economic measurements show that the U.S. economy is recovering. The ultimate shape of the recovery will depend on many factors, including the length and severity of the COVID-19 pandemic. While there has been a negative impact to our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic is accelerating a number of trends that positively impact industrial demand.

In the first half of 2020, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of policies to ease the economic burden of COVID-19 closures on businesses and individuals. The major U.S. congressional policy action known as the Coronavirus, Aid, Relief and Economic Security Act, or the CARES Act, allocated $2 trillion in federal aid to specific industries, small businesses and individuals. The Federal Reserve also took major actions including the completion of two emergency fed funds rate cuts in March 2020 to a range between 0% to 0.25%, which resulted in added liquidity to the bond market, establishing new lending facilities, and expanding its bond buying program to include mortgage backed securities, investment grade corporate debt, and high yield corporate exchange-traded funds. In the fourth quarter, due to surging COVID-19 cases in the United States, certain economic lockdown measures returned, and pressure on certain businesses renewed. In addition, in November 2020, the U.S. elections resulted in the Democratic party taking control of the Presidency and Congress. The new Biden administration entered office in January 2021 on the heels of the first phase of U.S. vaccine distribution and of a newly passed, $900 billion COVID-19 relief bill to further support businesses and individuals. We expect supportive fiscal and monetary policy to continue under the Biden administration as needed.

We believe that the current economic environment, while challenging, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and strong liquidity and access to capital, and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates and availability of capital.

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. During 2020, the COVID-19 pandemic caused both positive and negative impacts at varying levels across different industries and geographies. Ultimately, the acceleration in e-commerce brought on by the COVID-19 pandemic, actions taken by federal and state governments and the Federal Reserve in response to the pandemic, and the recent economic recovery has helped industrial space demand remain strong as the national availability rate remains stable. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets, and after a brief deceleration is expected to regain pre-COVID pandemic momentum. We have limited exposure to many of the most active development markets. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2020. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Year ended December 31, 2020
New Leases	2,775,376	$4.05	$4.15	$1.91	(2.8)%	1.1%	5.6	$0.81
Renewal Leases	8,880,415	$4.12	$4.30	$0.77	3.5%	10.1%	5.7	$0.36
Total/weighted average	11,655,791	$4.11	$4.27	$1.05	2.2%	8.2%	5.7	$0.47
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

Additionally, for the year ended December 31, 2020, leases commenced totaling 879,203 square feet related to the Value Add Portfolio and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.4% of our total annualized base rental revenue will expire during the period from January 1, 2021 to December 31, 2021, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period January 1, 2021 to December 31, 2021, thereby resulting in approximately the same revenue from the same space.

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

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 years
Tenant improvements	Shorter of useful life or terms of related lease

Leases

For leases in which we are the lessee, we recognize a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining operating right-of-use asset and lease liability for our operating leases, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. We utilize a market-based approach to estimate the incremental borrowing rate for each individual lease. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, the estimate of this rate required significant judgment, and considered factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill as of December 31, 2020.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. On December 31, 2020, we owned 364 industrial buildings consisting of approximately 71.7 million square feet, which represents approximately 73.0% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 0.4% to 96.4% as of December 31, 2020 compared to 96.0% as of December 31, 2019.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2020 and 2019 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2020 and 2019 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018 and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2020	2019	$	%	2020	2019	2020	2019	2020	2019	$	%
Revenue
Operating revenue
Rental income	$354,261	$351,096	$3,165	0.9%	$114,483	$45,710	$14,081	$8,544	$482,825	$405,350	$77,475	19.1%
Other income	339	497	(158)	(31.8)%	145	103	102	—	586	600	(14)	(2.3)%
Total operating revenue	354,600	351,593	3,007	0.9%	114,628	45,813	14,183	8,544	483,411	405,950	77,461	19.1%
Expenses
Property	63,420	62,750	670	1.1%	20,183	8,468	5,756	3,961	89,359	75,179	14,180	18.9%
Net operating income (1)	$291,180	$288,843	$2,337	0.8%	$94,445	$37,345	$8,427	$4,583	$394,052	$330,771	$63,281	19.1%
Other expenses
General and administrative									40,072	35,946	4,126	11.5%
Depreciation and amortization									214,738	185,450	29,288	15.8%
Loss on impairments									5,577	9,757	(4,180)	(42.8)%
Other expenses									2,029	1,785	244	13.7%
Total other expenses									262,416	232,938	29,478	12.7%
Total expenses									351,775	308,117	43,658	14.2%
Other income (expense)
Interest and other income									446	87	359	412.6%
Interest expense									(62,343)	(54,647)	(7,696)	14.1%
Loss on extinguishment of debt									(834)	—	(834)	100.0%
Gain on involuntary conversion									2,157	—	2,157	100.0%
Gain on the sales of rental property, net									135,733	7,392	128,341	1,736.2%
Total other income (expense)									75,159	(47,168)	122,327	259.3%
Net income									$206,795	$50,665	$156,130	308.2%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $156.1 million or 308.2% to $206.8 million for the year ended December 31, 2020 compared to $50.7 million for the year ended December 31, 2019.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $3.2 million or 0.9% to $354.3 million for the year ended December 31, 2020 compared to $351.1 million for the year ended December 31, 2019.

Same store lease income increased by $1.9 million or 0.7% to $298.6 million for the year ended December 31, 2020 compared to $296.7 million for the year ended December 31, 2019. Approximately $10.0 million of the increase was attributable to rental increases due to new leases and renewals of existing tenants and approximately $0.1 million due to a net decrease in the amortization of net above market leases. This increase was partially offset by a reduction of rental income of approximately $3.2 million at properties where we determined that the future collectability of revenue was not reasonably assured, and accordingly, we converted to the cash basis of accounting for the leases and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. Additionally, the increase was partially offset by an approximately $5.0 million decrease due to a reduction of base rent due to tenants downsizing their spaces and vacancies.

Same store other billings increased by $1.3 million or 2.3% to $55.3 million for the year ended December 31, 2020 compared to $54.0 million for the year ended December 31, 2019. This increase was primarily attributable to an increase in other billings for insurance and other certain expenses of $1.1 million due to increased occupancy at certain buildings. The increase was also attributable to an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes and operating expenses on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately $0.2 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased by $0.7 million or 1.1% to $63.4 million for the year ended December 31, 2020 compared to $62.8 million for the year ended December 31, 2019. This increase was primarily related to increases in real estate taxes levied by the applicable taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxes directly to the taxing authority of approximately $1.0 million, as well as an increase in repairs and maintenance expense and insurance expense of approximately $0.7 million. These increases were partially offset by a decrease in snow removal expense of approximately $0.8 million and a decrease in utility expense of $0.2 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2018, we acquired 110 buildings consisting of approximately 24.0 million square feet (excluding six buildings that were included in the Value Add Portfolio at December 31, 2020 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018), and sold 16 buildings and two land parcels consisting of approximately 5.0 million square feet. For the years ended December 31, 2020 and 2019, the buildings acquired after December 31, 2018 contributed approximately $86.5 million and $27.6 million to NOI, respectively. For the years ended December 31, 2020 and 2019, the buildings sold after December 31, 2018 contributed approximately $7.9 million and $9.7 million to NOI, respectively.

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

At December 31, 2020 we owned eight flex/office buildings consisting of approximately 0.4 million square feet, one building in our Value Add Portfolio consisting of approximately 0.1 million square feet, one building classified as held for sale consisting of approximately 20,000 square feet, and eight buildings consisting of approximately 2.0 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2018. These buildings contributed approximately $7.4 million and $4.4 million to NOI for the years ended December 31, 2020 and 2019, respectively. Additionally, there was $1.0 million and $0.2 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2020 and December 31, 2019, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $29.5 million or 12.7% for the year ended December 31, 2020 to $262.4 million compared to $232.9 million for the year ended December 31, 2019. This is primarily a result of an increase in depreciation and amortization of approximately $29.3 million as a result of acquisitions that increased the depreciable asset base. Additionally, general and administrative expenses increased by approximately $4.1 million primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease of approximately $4.2 million in loss on impairments as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements.

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

Total net other income increased $122.3 million or 259.3% to $75.2 million total other income for the year ended December 31, 2020 compared to $47.2 million total other expense for the year ended December 31, 2019. This increase is primarily the result of an increase in the gain on the sales of rental property, net of $128.3 million, as well as an increase in gain on involuntary conversion of $2.2 million. Additionally, there was an increase of approximately $0.4 million in interest and other income due to an increased cash and cash equivalents balance during the year ended December 31, 2020 compared to the year ended December 31, 2019. These increases were partially offset by an increase in interest expense of approximately $7.7 million which was primarily attributable to the funding of unsecured term loans on March 25, 2020, December 18, 2019, and July 25, 2019. Additionally, we recognized a loss on extinguishment of debt of approximately $0.8 million during the year ended December 31, 2020 that was primarily related to the refinance of the Unsecured Term Loan B and the Unsecured Term Loan C on April 17, 2020, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

Comparison of year ended December 31, 2019 to the year ended December 31, 2018

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2019 and 2018 (dollars in thousands). The table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2019 and 2018 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2017 and our flex/office buildings and Value Add Portfolio and buildings classified as held for sale.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2020	2019	2018
Net income	$206,795	$50,665	$96,245
Rental property depreciation and amortization	214,464	185,154	167,321
Loss on impairments	5,577	9,757	6,182
Gain on the sales of rental property, net	(135,733)	(7,392)	(72,211)
FFO	$291,103	$238,184	$197,537
Preferred stock dividends	(5,156)	(5,156)	(7,604)
Redemption of preferred stock	—	—	(2,661)
Amount allocated to restricted shares of common stock and unvested units	(756)	(891)	(751)
FFO attributable to common stockholders and unit holders	$285,191	$232,137	$186,521

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

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2020	2019	2018
Net income	$206,795	$50,665	$96,245
General and administrative	40,072	35,946	34,052
Transaction costs	159	346	214
Depreciation and amortization	214,738	185,450	167,617
Interest and other income	(446)	(87)	(20)
Interest expense	62,343	54,647	48,817
Loss on impairments	5,577	9,757	6,182
Gain on involuntary conversion	(2,157)	—	—
Loss on extinguishment of debt	834	—	13
Other expenses	1,870	1,439	1,063
Gain on the sales of rental property, net	(135,733)	(7,392)	(72,211)
Net operating income	$394,052	$330,771	$281,972

Cash Flows
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
The following table summarizes our cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2020	2019	$	%
Net cash provided by operating activities	$293,922	$233,357	$60,565	26.0%
Net cash used in investing activities	$554,623	$1,222,574	$(667,951)	(54.6)%
Net cash provided by financing activities	$269,176	$978,539	$(709,363)	(72.5)%

Net cash provided by operating activities increased $60.6 million to $293.9 million for the year ended December 31, 2020, compared to $233.4 million for the year ended December 31, 2019. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2019, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2019 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased by $668.0 million to $554.6 million for the year ended December 31, 2020, compared to $1,222.6 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in cash paid for the acquisition of 48 buildings during the year ended December 31, 2020 of approximately $773.3 million, compared to the acquisition of 69 buildings during the year ended December 31, 2019 of approximately $1,203.4 million. The decrease is also attributable to an increase in net proceeds from the sale of seven buildings during the year ended December 31, 2020 for net proceeds of approximately $273.6 million, compared to the year ended December 31, 2019 where we sold nine  buildings and two land parcels for net proceeds of approximately $42.0 million.
Net cash provided by financing activities decreased $709.4 million to $269.2 million for the year ended December 31, 2020, compared to $978.5 million for the year ended December 31, 2019. The decrease was primarily due to an increase in net cash outflow on our unsecured credit facility of approximately $84.5 million, a decrease in net proceeds from unsecured term loans of $175.0 million, a decrease in proceeds from sales of common stock of approximately $413.9 million, and an increase in dividends paid of $34.7 million.
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

In response to the COVID-19 pandemic, we have worked to ensure that we maintain adequate liquidity. On April 17, 2020, we paid in full the amounts outstanding under our Unsecured Term Loan B and the Unsecured Term Loan C with proceeds from our new Unsecured Term Loan G, as discussed in “Indebtedness Outstanding” below. As of December 31, 2020, we had total immediate liquidity of approximately $405.7 million, comprised of $15.7 million of cash and cash equivalents and $390.0 million of immediate availability on our unsecured credit facility. When incorporating the remaining undrawn balance available on our unsecured credit facility and the approximately $139.3 million of forward equity proceeds available to us at our option through November 16, 2021, our total liquidity as of December 31, 2020 was approximately $545.0 million.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and common unit holders in our Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2020.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 9, 2020	December 31, 2020	$0.12	January 15, 2021
November 30	October 9, 2020	November 30, 2020	0.12	December 15, 2020
October 31	October 9, 2020	October 30, 2020	0.12	November 16, 2020
September 30	July 9, 2020	September 30, 2020	0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.44

On January 11, 2021, our board of directors declared the common stock dividends for the months ending January 31, 2021, February 28, 2021 and March 31, 2021 at a monthly rate of $0.120833 per share of common stock.

We pay quarterly cumulative dividends on the Series C Preferred Stock at a rate equivalent to the fixed annual rate of $1.71875 per share, respectively. The following table summarizes the dividends on the Series C Preferred Stock during the year ended December 31, 2020.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 9, 2020	$0.4296875	December 31, 2020
September 30	July 9, 2020	0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.7187500

On January 11, 2021, our board of directors declared the Series C Preferred Stock dividend for the quarter ending March 31, 2021 at a quarterly rate of $0.4296875 per share.

Indebtedness Outstanding
The following table summarizes certain information with respect to the indebtedness outstanding as of December 31, 2020.

Loan	Principal Outstanding as of December 31, 2020 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$107,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	107,000

Unsecured term loans:
Unsecured Term Loan A	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(5)	300,000	2.77%	April 18, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	3.11%	January 12, 2025	i
Total unsecured term loans	975,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,889)
Total carrying value unsecured term loans, net	971,111

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,719)
Total carrying value unsecured notes, net	573,281

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	48,546	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,556	4.78%	December 15, 2023	iv
Total mortgage notes	52,102
Add: Total unamortized fair market value premiums	29
Less: Total unamortized deferred financing fees and debt issuance costs	(233)
Total carrying value mortgage notes, net	51,898
Total / weighted average interest rate (6)	$1,703,290	3.46%
(1)Interest rate as of December 31, 2020. At December 31, 2020, the one-month LIBOR (“L”) was 0.1439%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating, as defined in the respective loan agreements.

(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of December 31, 2020, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 1.17%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.28% effective March 19, 2021.
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
(5)The initial maturity date is April 16, 2021, which may be extended pursuant to two one-year extension options exercisable at our discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. Subsequent to December 31, 2020, the Unsecured Term Loan G was amended, as discussed below.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $975.0 million of debt, and was not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of December 31, 2020 was approximately $390.0 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On April 17, 2020, we entered into the $300.0 million Unsecured Term Loan G with Wells Fargo Bank, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of December 31, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on our debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one-year extension options at our discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. At execution, we intended to exercise both extension options. To exercise the extension options we are required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. The Unsecured Term Loan G has an accordion feature that allows us to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in our unsecured credit facility.

Subsequent to December 31, 2020, on February 5, 2021, we entered into (i) an amendment to the unsecured credit facility (the “Credit Facility Amendment”) and (ii) an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Credit Facility Amendment provides for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility remain unchanged. The Amendment to Unsecured Term Loan G provides for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on our debt ratings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00%. As of February 5, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. We previously entered into interest rate swaps to fix LIBOR on the Unsecured Term Loan G at 1.17% and, effective March 19, 2021, at 0.28% through April 18, 2023. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

The Wells Fargo Bank, National Association CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 24 properties that are collateral for the CMBS loan. The Operating Partnership guarantees the obligations under the CMBS loan.

The following table summarizes our debt capital structure as of December 31, 2020.

Debt Capital Structure	December 31, 2020
Total principal outstanding (in thousands)	$1,709,102
Weighted average duration (years)	3.3
% Secured debt	3%
% Debt maturing next 12 months	—%
Net Debt to Real Estate Cost Basis (1)	32%
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
•a maximum secured leverage ratio of not greater than 0.40:1.00;
•a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•a minimum fixed charge ratio of not less than or equal to 1.50:1.00; and
•a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00.
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
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2020, we were in compliance with the applicable financial covenants.
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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020, specifically our obligations under long-term debt agreements and ground lease agreements.

	Payments by Period
Contractual Obligations (in thousands)(1)(2)	Total	2021	2022-2023	2024-2025	Thereafter
Principal payments(3)(4)	$1,709,102	$2,064	$857,038	$600,000	$250,000
Interest payments—Fixed rate debt(5)	$125,426	$27,295	$48,300	$33,594	$16,237
Interest payments —Variable rate debt(5)(6)	$72,276	$27,854	$37,705	$6,717	$—
Property lease	$9,705	$1,006	$3,773	$3,925	$1,001
Ground leases	$68,032	$1,303	$2,663	$2,702	$61,364
Total	$1,984,541	$59,522	$949,479	$646,938	$328,602
(1)From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our buildings. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.
(2)The terms of the loan agreements for the Wells Fargo Bank, National Association CMBS loan calls for a monthly leasing escrow payment of approximately $0.1 million and the balance of the reserve is capped at $2.1 million. The cap was met at December 31, 2020 and the balance at December 31, 2020 was approximately $2.1 million. The funding of these reserves is not included in the table above.
(3)The total payments do not include unamortized deferred financing fees, debt issuance costs, or fair market value premiums associated with certain loans.
(4)The initial maturity date of our unsecured credit facility is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable at our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee.
(5)This is not included in our Consolidated Balance Sheets included in this report.
(6)Amounts include interest rate payments on the $975.0 million current notional amount of our interest rate swaps, as discussed below.

Equity

Preferred Stock

The following table summarizes our outstanding preferred stock issuances as of December 31, 2020.

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

Common Stock

The following table summarizes our at-the market (“ATM”) common stock offering program as of December 31, 2020. We may from time to time sell common stock through sales agents under the ATM program. No shares of common stock were sold under the ATM program during the year ended December 31, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248

On November 16, 2020, we completed an underwritten public offering of an aggregate of 8,000,000 shares of common stock offered by the forward dealer in connection with certain forward sale agreements at a price to the underwriters of $30.02 per share. On December 15, 2020, the underwriters exercised their option to purchase an additional 1,200,000 shares for an offering price of $29.90 per share. The offering closed on November 19, 2020 and the underwriters’ option closed on December 17, 2020. On December 23, 2020, we partially settled the forward sales agreements by issuing 4,518,077 shares of common stock and received net proceeds of approximately $135.0 million. Subject to our right to elect cash or net share settlement, we have the ability to settle the remaining forward sales agreements at any time through scheduled maturity date of the forward sale agreements of November 16, 2021.

On January 13, 2020, we completed an underwritten public offering of an aggregate of 10,062,500 shares of common stock at a price to the underwriters of $30.9022 per share, consisting of (i) 5,600,000 shares offered directly by us and (ii) 4,462,500 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,312,500 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on January 16, 2020 and we received net proceeds from the sale of shares offered directly by us of approximately $173.1 million. On December 23, 2020, we physically settled the forward sales agreements in full by issuing 4,462,500 shares of common stock and received net proceeds of approximately $131.2 million.

Noncontrolling Interests

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of December 31, 2020, we owned approximately 98.0% of the common units of our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.0%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table summarizes our outstanding interest rate swaps as of December 31, 2020.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(84)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(84)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(446)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(533)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(730)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,473)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,508)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(865)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(866)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(866)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(865)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,729)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(220)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(227)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(199)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(206)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,179)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,180)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,180)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,090)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,050)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,049)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,049)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(2,978)	1.7165%	One-month L	Jan-15-2025
The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2020, the fair value of all of our 24 interest rate swaps were in a liability position of approximately $40.7 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2020, we had $1,082.0 million of variable rate debt. As of December 31, 2020, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Inflation

Our business could be impacted in multiple ways due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Specifically, as of December 31, 2020 our weighted average lease term was approximately 5.2 years and, on average, approximately 8-13% of our total annualized base rental revenue will roll annually over the next few years. We expect that this lease roll will allows us to capture inflationary increases in rent on a relatively efficient basis. In addition, as of December 31, 2020 we have long term liabilities averaging approximately 3.4 years when excluding our unsecured credit facility. Our variable rate debt as of December 31, 2020 has been fully swapped to fixed rates through maturity with the exception of our unsecured credit facility. Therefore, as rents rise and increase our operating cash flow, this positive impact will flow more directly to the bottom line without the offset of higher in place debt costs. Lastly, while inflation will likely lead to increases in the operating costs of our portfolio, such as real estate taxes, utility expenses, and other operating expenses, the majority of our leases are either triple net leases or otherwise provide for tenant reimbursement for costs related to these expenses. Therefore, the increased costs in an inflationary environment would generally be passed through to our tenant.

Off-balance Sheet Arrangements

As of December 31, 2020, we had letters of credit related to development projects and certain other agreements of approximately $3.0 million. As of December 31, 2020, we had no other material off-balance sheet arrangements. See the table under “Liquidity and Capital Resources—Contractual Obligations” above for information regarding certain off-balance sheet arrangements.

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

As of December 31, 2020, we had $1,082.0 million of variable rate debt outstanding. As of December 31, 2020, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $107.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $107.0 million on our unsecured credit facility for the year ended December 31, 2020, our interest expense would have increased by approximately $1.1 million for the year ended December 31, 2020.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

The following table summarizes the Company’s selected quarterly information for the quarters ended December 31, 2020 and 2019, September 30, 2020 and 2019, June 30, 2020 and 2019, and March 31, 2020 and 2019 (in thousands, except for per share data).

	Three months ended,
Selected Interim Financial Information	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$129,951	$117,295	$117,617	$118,548
Net income	$98,232	$24,209	$19,316	$65,038
Net income attributable to common stockholders	$94,649	$22,386	$17,552	$62,072
Net income per share attributable to common stockholders — basic and diluted	$0.63	$0.15	$0.12	$0.42

	Three months ended,
Selected Interim Financial Information	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$111,181	$102,421	$96,646	$95,702
Net income	$17,916	$11,190	$14,170	$7,389
Net income attributable to common stockholders	$16,077	$9,533	$12,394	$5,807
Net income per share attributable to common stockholders — basic and diluted	$0.12	$0.07	$0.10	$0.05

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

As of the quarter ended December 31, 2020, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Entry Into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

On February 5, 2021, we entered into an amendment to our unsecured credit facility (the “Credit Facility Amendment”) that provides for an increase in the aggregate commitments available for borrowing from $500 million to up to $750 million. Other than the increase in the borrowing commitments, the material terms of our unsecured credit facility, including the pricing and maturity date, remain unchanged.

On February 5, 2021, we entered into an amendment to our Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”) that provides for an extension of the maturity date to February 5, 2026 and a reduction in the floating interest rate. As amended, our Unsecured Term Loan G will bear interest per annum equal to, at our election, LIBOR or the Base Rate (each as defined in our Unsecured Term Loan G) plus a spread. Depending upon our debt ratings, the performance-based spread ranges from 0.85% to 1.65% for LIBOR borrowings and from 0.00% to 0.65% for Base Rate borrowings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR and the Base Rate borrowings to 0.00%. As of February 5, 2021, borrowings under our Unsecured Term Loan G bore interest at LIBOR plus 1.00%. We previously entered into interest rate swaps to fix LIBOR on our Unsecured Term Loan G at 1.17% and, effective on March 19, 2021, at 0.28% through April 18, 2023. Other than the maturity and interest rate provisions described above, the material terms of our Unsecured Term Loan G remain unchanged.

In connection with the Credit Facility Amendment and the Amendment to Unsecured Term Loan G, we paid customary arrangement and/or amendment fees to an affiliate of Wells Fargo Bank, National Association and to the other lenders or their affiliates.

The foregoing descriptions of the Credit Facility Amendment and the Amendment to Unsecured Term Loan G do not purport to be complete and are qualified in their entirety by reference to the Credit Facility Amendment and the Amendment to Unsecured Term Loan G, copies of which will be filed with the SEC as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules

1.Consolidated Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as a part of this report.

2.Financial Statement Schedules

The financial statement schedules required by this Item are filed with this report and listed in the accompanying Index to Consolidated Financial Statements on page F-1. All other financial statement schedules are not applicable.

3.Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Document
3.1	Articles of Amendment and Restatement of STAG Industrial, Inc. (including all articles of amendment and articles supplementary) (1)
3.2	Third Amended and Restated Bylaws of STAG Industrial, Inc. (2)
4.1	Form of Common Stock Certificate of STAG Industrial, Inc. (3)
4.2	Form of Certificate for the 6.875% Series C Cumulative Redeemable Preferred Stock of STAG Industrial, Inc. (4)

Exhibit Number	Description of Document
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (5)
10.1	Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of April 20, 2011 (6)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of November 2, 2011 (7)
10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of April 16, 2013 (8)
10.4	Third Amendment to the Amended and Restated Agreement of Limited Partnership of STAG Industrial Operating Partnership, L.P., dated as of March 17, 2016 (9)
10.5	STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 1, 2011 (10)*
10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (11)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (12)*
10.8	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (2)*
10.9	Form of LTIP Unit Agreement (10)*
10.10	Form of Performance Award Agreement (13)*
10.11	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (14)*
10.12	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (15)*
10.13	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (13)*
10.14	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (6)*
10.15	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (16)*
10.16	Executive Employment Agreement with David G. King, dated April 20, 2011 (6)*
10.17	Form of Indemnification Agreement between STAG Industrial, Inc. and its directors and officers (17)*
10.18	Registration Rights Agreement, dated April 20, 2011, by and among STAG Industrial, Inc., STAG Industrial Operating Partnership, L.P. and the persons named therein (6)
10.19
Credit Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.20
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

10.23	Term Loan Agreement, dated as of July 28, 2017, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (20)
10.24
First Amendment to Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Bank of America, N.A., and the other lenders party thereto (21)

10.25
Term Loan Agreement, dated as of July 26, 2018, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (18)

10.26
Term Loan Agreement, dated as of July 12, 2019, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (21)

10.27
Term Loan Agreement, dated as of April 17, 2020, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (22)

10.28	Note Purchase Agreement, dated as of April 16, 2014, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (23)
10.29	First Amendment to Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (24)
10.30	Second Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)

Exhibit Number	Description of Document
10.31	Third Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (26)
10.32	Note Purchase Agreement, dated as of December 18, 2014, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (24)
10.33	First Amendment to Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (25)
10.34	Second Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (26)
10.35	Note Purchase Agreement, dated as of December 1, 2015, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (25)
10.36	First Amendment to Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the noteholders named therein (26)
10.37	Note Purchase Agreement, dated as of April 10, 2018, among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein (26)
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Represents management contract or compensatory plan or arrangement.
(1)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 30, 2019.
(2)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018.
(3)Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.
(4)Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on March 10, 2016.
(5)Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 12, 2020.
(6)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011.
(7)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 2, 2011.
(8)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 16, 2013.
(9)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 18, 2016.
(10)Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011.
(11)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2013.
(12)Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 23, 2015.
(13)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016.
(14)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021.
(15)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015.
(16)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014.
(17)Incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011.
(18)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 31, 2018.
(19)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 27, 2016.
(20)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.
(21)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 30, 2019.
(22)Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2020.
(23)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014.

(24)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014.
(25)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015.
(26)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 10, 2021
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

Date	Signature	Title

February 10, 2021	/s/ Benjamin S. Butcher	Chairman, Chief Executive Officer (principal executive officer) and President
Benjamin S. Butcher

February 10, 2021	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 10, 2021	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 10, 2021	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 10, 2021	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 10, 2021	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 10, 2021	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 10, 2021	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 10, 2021	/s/ Hans S. Weger	Director
Hans S. Weger

February 10, 2021	/s/ William R. Crooker	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
William R. Crooker

February 10, 2021	/s/ Jaclyn M. Paul	Chief Accounting Officer, Senior Vice President (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during 2020, the Company completed 48 property acquisitions for consideration of approximately $775.8 million, of which approximately $67.9 million of land, $596.2 million of buildings and improvements, $111.2 million of net leasing intangibles, and $0.5 million of other assets were recorded. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

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

Rental Property and Deferred Leasing Intangible Liabilities Impairment Assessment

As described in Note 3 to the consolidated financial statements, the Company’s consolidated total rental property, net balance was $4,525.2 million and deferred leasing intangible liabilities, net balance was $32.8 million as of December 31, 2020. During 2020, the Company recognized an impairment loss of approximately $5.6 million. Management evaluates the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities (collectively, the “property”) held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the property. If such cash flows are less than the property’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions related to anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of rental property and deferred leasing intangible liabilities, including controls over management’s identification of events or changes in circumstances that indicate an impairment of rental property and deferred leasing intangible liabilities has occurred, and the development of significant assumptions used to determine the impairment loss. These procedures also included, among others, testing management’s process for developing estimates of undiscounted cash flows related to rental property and deferred leasing intangible liabilities and estimates of the fair value of the rental property and deferred leasing intangible liabilities, including the appropriateness of the discounted cash flow model and the reasonableness of significant assumptions used by management in developing the fair value measurement including the anticipated hold period, rental rates, discount rates and exit capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering past performance of the rental property and deferred leasing intangible liabilities, consistency with external market and industry data and considering whether the assumptions were consistent with evidence obtained in other areas of the audit. Procedures were also performed to test the completeness and accuracy of data provided by management. For certain impairment assessments, professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s discounted cash flow model.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 10, 2021

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Rental Property:
Land	$492,783	$435,923
Buildings and improvements, net of accumulated depreciation of $495,348 and $387,633, respectively	3,532,608	3,087,435
Deferred leasing intangibles, net of accumulated amortization of $258,005 and $241,304, respectively	499,802	475,149
Total rental property, net	4,525,193	3,998,507
Cash and cash equivalents	15,666	9,041
Restricted cash	4,673	2,823
Tenant accounts receivable	77,796	57,592
Prepaid expenses and other assets	43,471	38,231
Interest rate swaps	—	303
Operating lease right-of-use assets	25,403	15,129
Assets held for sale, net	444	43,019
Total assets	$4,692,646	$4,164,645
Liabilities and Equity
Liabilities:
Unsecured credit facility	$107,000	$146,000
Unsecured term loans, net	971,111	871,375
Unsecured notes, net	573,281	572,883
Mortgage notes, net	51,898	54,755
Accounts payable, accrued expenses and other liabilities	69,765	53,737
Interest rate swaps	40,656	18,819
Tenant prepaid rent and security deposits	27,844	21,993
Dividends and distributions payable	19,379	17,465
Deferred leasing intangibles, net of accumulated amortization of $15,759 and $12,064, respectively	32,762	26,738
Operating lease liabilities	27,898	16,989
Total liabilities	1,921,594	1,800,754
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively,
Series C, 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2020 and December 31, 2019	75,000	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively, 158,209,823 and 142,815,593 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,582	1,428
Additional paid-in capital	3,421,721	2,970,553
Cumulative dividends in excess of earnings	(742,071)	(723,027)
Accumulated other comprehensive loss	(40,025)	(18,426)
Total stockholders’ equity	2,716,207	2,305,528
Noncontrolling interest	54,845	58,363
Total equity	2,771,052	2,363,891
Total liabilities and equity	$4,692,646	$4,164,645
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2020	2019	2018
Revenue
Rental income	$482,825	$405,350	$349,693
Other income	586	600	1,300
Total revenue	483,411	405,950	350,993
Expenses
Property	89,359	75,179	69,021
General and administrative	40,072	35,946	34,052
Depreciation and amortization	214,738	185,450	167,617
Loss on impairments	5,577	9,757	6,182
Other expenses	2,029	1,785	1,277
Total expenses	351,775	308,117	278,149
Other income (expense)
Interest and other income	446	87	20
Interest expense	(62,343)	(54,647)	(48,817)
Loss on extinguishment of debt	(834)	—	(13)
Gain on involuntary conversion	2,157	—	—
Gain on the sales of rental property, net	135,733	7,392	72,211
Total other income (expense)	75,159	(47,168)	23,401
Net income	$206,795	$50,665	$96,245
Less: income attributable to noncontrolling interest after preferred stock dividends	4,648	1,384	3,319
Net income attributable to STAG Industrial, Inc.	$202,147	$49,281	$92,926
Less: preferred stock dividends	5,156	5,156	7,604
Less: redemption of preferred stock	—	—	2,661
Less: amount allocated to participating securities	271	314	276
Net income attributable to common stockholders	$196,720	$43,811	$82,385
Weighted average common shares outstanding — basic	148,791	125,389	103,401
Weighted average common shares outstanding — diluted	149,215	125,678	103,807
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.32	$0.35	$0.80
Net income per share attributable to common stockholders — diluted	$1.32	$0.35	$0.79
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$206,795	$50,665	$96,245
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(22,109)	(23,625)	310
Other comprehensive income (loss)	(22,109)	(23,625)	310
Comprehensive income	184,686	27,040	96,555
Income attributable to noncontrolling interest after preferred stock dividends	(4,648)	(1,384)	(3,319)
Other comprehensive (income) loss attributable to noncontrolling interest	510	718	(12)
Comprehensive income attributable to STAG Industrial, Inc.	$180,548	$26,374	$93,224
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Par Amount
Balance, December 31, 2017	$145,000	97,012,543	$970	$1,725,825	$(516,691)	$3,936	$1,359,040	$51,267	$1,410,307
Cash flow hedging instruments cumulative effect adjustment	—	—	—	—	(258)	247	(11)	11	—
Proceeds from sales of common stock, net	—	14,724,614	148	385,951	—	—	386,099	—	386,099
Redemption of preferred stock	(70,000)	—	—	5,141	(5,158)	—	(70,017)	—	(70,017)
Dividends and distributions, net	—	—	—	—	(155,261)	—	(155,261)	(5,481)	(160,742)
Non-cash compensation activity, net	—	76,574	1	3,194	(537)	—	2,658	4,772	7,430
Redemption of common units to common stock	—	352,055	3	4,398	—	—	4,401	(4,401)	—
Rebalancing of noncontrolling interest	—	—	—	(6,330)	—	—	(6,330)	6,330	—
Other comprehensive income	—	—	—	—	—	298	298	12	310
Net income	—	—	—	—	92,926	—	92,926	3,319	96,245
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	29,836,706	299	852,031	—	—	852,330	—	852,330
Dividends and distributions, net	—	—	—	—	(186,710)	—	(186,710)	(6,582)	(193,292)
Non-cash compensation activity, net	—	132,964	1	3,715	(405)	—	3,311	5,084	8,395
Redemption of common units to common stock	—	680,137	6	9,515	—	—	9,521	(9,521)	—
Rebalancing of noncontrolling interest	—	—	—	(12,887)	—	—	(12,887)	12,887	—
Other comprehensive loss	—	—	—	—	—	(22,907)	(22,907)	(718)	(23,625)
Net income	—	—	—	—	49,281	—	49,281	1,384	50,665
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	14,580,577	146	438,338	—	—	438,484	—	438,484
Dividends and distributions, net	—	—	—	—	(220,801)	—	(220,801)	(5,395)	(226,196)
Non-cash compensation activity, net	—	83,233	1	5,019	(390)	—	4,630	5,557	10,187
Redemption of common units to common stock	—	730,420	7	11,540	—	—	11,547	(11,547)	—
Rebalancing of noncontrolling interest	—	—	—	(3,729)	—	—	(3,729)	3,729	—
Other comprehensive loss	—	—	—	—	—	(21,599)	(21,599)	(510)	(22,109)
Net income	—	—	—	—	202,147	—	202,147	4,648	206,795
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$206,795	$50,665	$96,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,738	185,450	167,617
Loss on impairments	5,577	9,757	6,182
Gain on involuntary conversion	(2,157)	—	—
Non-cash portion of interest expense	2,922	2,583	2,316
Amortization of above and below market leases, net	4,341	4,862	4,164
Straight-line rent adjustments, net	(12,074)	(11,774)	(11,163)
Dividends on forfeited equity compensation	—	38	15
Loss on extinguishment of debt	834	—	13
Gain on the sales of rental property, net	(135,733)	(7,392)	(72,211)
Non-cash compensation expense	11,681	9,888	8,922
Change in assets and liabilities:
Tenant accounts receivable	(4,482)	(2,509)	(903)
Prepaid expenses and other assets	(11,528)	(8,480)	(8,921)
Accounts payable, accrued expenses and other liabilities	7,157	429	2,385
Tenant prepaid rent and security deposits	5,851	(160)	3,108
Total adjustments	87,127	182,692	101,524
Net cash provided by operating activities	293,922	233,357	197,769
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(661,961)	(995,047)	(564,805)
Additions of land and building and improvements	(55,741)	(65,044)	(34,584)
Acquisitions of other assets	(450)	(2,736)	(794)
Acquisitions of operating lease right-of-use assets	(3,984)	—	—
Proceeds from sales of rental property, net	273,560	42,028	207,943
Proceeds from involuntary conversion	782	—	—
Acquisitions of other liabilities	—	—	242
Acquisition deposits, net	27	3,846	(4,916)
Acquisitions of deferred leasing intangibles	(110,840)	(205,621)	(110,287)
Acquisitions of operating lease liabilities	3,984	—	—
Net cash used in investing activities	(554,623)	(1,222,574)	(507,201)
Cash flows from financing activities:
Proceeds from unsecured credit facility	914,000	1,568,000	894,500
Repayment of unsecured credit facility	(953,000)	(1,522,500)	(1,065,000)
Proceeds from unsecured term loans	400,000	275,000	150,000
Repayment of unsecured term loans	(300,000)	—	—
Proceeds from unsecured notes	—	—	175,000
Repayment of mortgage notes	(2,983)	(1,926)	(1,843)
Redemption of preferred stock	—	—	(70,000)
Payment of loan fees and costs	(1,129)	(1,227)	(4,465)
Payment of defeasance fees and other costs	(425)	—	—
Dividends and distributions	(224,283)	(189,581)	(158,869)
Proceeds from sales of common stock, net	438,499	852,375	386,046
Repurchase and retirement of share-based compensation	(1,503)	(1,602)	(1,524)
Net cash provided by financing activities	269,176	978,539	303,845
Increase (decrease) in cash and cash equivalents and restricted cash	8,475	(10,678)	(5,587)
Cash and cash equivalents and restricted cash—beginning of period	11,864	22,542	28,129
Cash and cash equivalents and restricted cash—end of period	$20,339	$11,864	$22,542
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$58,704	$51,490	$46,364
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(674)	$(274)	$—
Transfer of other assets to building and other capital improvements	$674	$274	$—
Acquisitions of land and buildings and improvements	$(2,202)	$(469)	$(840)
Acquisitions of deferred leasing intangibles	$(362)	$(88)	$(48)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(3,714)	$(8,278)	$147
Additions to building and other capital improvements from non-cash compensation	$(25)	$(70)	$(25)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(1,065)	$(45)	$40
Reclassification of preferred stock called for redemption to liability	$—	$—	$70,000
Leases cumulative effect adjustment	$—	$(214)	$—
Dividends and distributions accrued	$19,379	$17,465	$13,754
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2020 and 2019, the Company owned a 98.0% and 97.5%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2020, the Company owned 492 buildings in 39 states with approximately 98.2 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 410 warehouse/distribution buildings, 74 light manufacturing buildings, and eight flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. While the Company did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020, a number of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic and other tenants may make requests in the future. In response to such requests, the Company entered into rent deferral agreement with certain tenants which resulted in approximately $2.1 million of rent deferrals during the year ended December 31, 2020. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

New Accounting Standards Adopted

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

Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $5.0 million, $62.0 million, $2.3 million, respectively, for the year ended December 31, 2020 and approximately $22.8 million, $87.7 million, $5.5 million, respectively, for the year ended December 31, 2019.

Leases

For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining the operating right-of-use asset and lease liability for the Company’s operating leases, the Company estimates an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. The Company utilizes a market-based approach to estimate the incremental borrowing rate for each individual lease. Additionally, since the terms of our ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the estimate of this rate required significant judgment, and considered factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$15,666	$9,041
Restricted cash	4,673	2,823
Total cash and cash equivalents and restricted cash	$20,339	$11,864

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2020.

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, the Company’s distributions may include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital may not be taxable. A return of capital has the effect of reducing the holder’s adjusted tax basis in its investment, which may or may not be taxable to the holder.

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

The Company paid approximately $5.2 million ($1.71875 per share) of the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) dividends for the year ended December 31, 2020, of which $1.349944 that were treated as ordinary income for tax purposes, $0.100392 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.268414 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2020. The Company paid approximately $5.2 million ($1.71875 per share) of the Series C Preferred Stock dividends for the year ended December 31, 2019, of which $1.71441 that were treated as ordinary income for tax purposes and $0.00434 that were treated as qualified dividends for tax purposes. The Company paid approximately $5.2 million ($1.71875 per share) of the Series C Preferred Stock dividends, of which $1.40573 per share was treated as ordinary income for tax purposes, $0.14789 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.16513 per share was treated as other capital gain for income tax purposes for the year ended December 31, 2018.

The following table summarizes the tax treatment of dividends per common share for federal income tax purposes.

	Year ended December 31,
	2020		2019		2018
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.186648	78.5%	$0.888657	62.2%	$1.051783	74.1%
Return of capital	—	—%	0.538270	37.7%	0.133170	9.4%
Unrecaptured section 1250 capital gain	0.088246	5.9%	—	—%	0.110647	7.8%
Other capital gain	0.235943	15.6%	—	—%	0.123563	8.7%
Qualified dividend	—	—%	0.002243	0.1%	—	—%
Total (1)	$1.510837	100.0%	$1.429170	100.0%	$1.419163	100.0%
(1)The December 2018 monthly common stock dividend of $0.118333 per share was included in the stockholder’s 2019 tax year. The December 2019 monthly common stock dividend of $0.119167 per share was included in the stockholder’s 2020 tax year. The December 2020 monthly common stock dividend of $0.12 per share will partially be included in the stockholder's 2020 tax year in the amount of $0.07167 per share, and the remainder will be included in the stockholder's 2021 tax year.

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

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2020, 2019 and 2018.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income (loss) of approximately $0, $0.3 million and $(0.1) million, for the years ended December 31, 2020, 2019 and 2018, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $1.7 million, $1.2 million and $0.9 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2020, 2019 and 2018, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2020 and 2019.

Rental Property, net (in thousands)	December 31, 2020	December 31, 2019
Land	$492,783	$435,923
Buildings, net of accumulated depreciation of $327,043 and $254,458, respectively	3,195,439	2,787,234
Tenant improvements, net of accumulated depreciation of $24,891 and $21,487, respectively	43,684	38,339
Building and land improvements, net of accumulated depreciation of $143,414 and $111,688, respectively	275,433	232,456
Construction in progress	18,052	29,406
Deferred leasing intangibles, net of accumulated amortization of $258,005 and $241,304, respectively	499,802	475,149
Total rental property, net	$4,525,193	$3,998,507

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2020 and 2019.

Year ended December 31, 2020
Market(1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	11,914
Philadelphia, PA	August 31, 2020	112,294	1	8,427
Pittsburgh, PA	September 3, 2020	125,000	1	15,580
Pittsburgh, PA	September 24, 2020	66,387	1	6,685
Charlotte, NC	September 28, 2020	50,000	1	5,729
Cleveland, OH	September 29, 2020	276,000	1	28,261
Three months ended September 30, 2020		629,681	5	64,682
Pittsburgh, PA	October 1, 2020	202,817	1	22,888
Milwaukee/Madison, WI	October 9, 2020	128,000	1	7,196
Memphis, TN	October 19, 2020	556,600	1	33,605
West Michigan, MI	October 20, 2020	143,820	1	9,486
Columbus, OH	October 22, 2020	1,232,149	1	86,205
Stockton/Modesto, CA	October 23, 2020	400,340	1	44,664
Charlotte, NC	October 27, 2020	137,785	1	11,375
Fort Wayne, IN	October 28, 2020	764,177	1	31,851
Sacramento, CA	October 29, 2020	126,381	1	10,549
Charlotte, NC	November 12, 2020	129,600	1	14,783
Stockton/Modesto, CA	November 23, 2020	113,716	2	10,364
Minneapolis/St Paul, MN	December 1, 2020	99,247	1	14,640
Phoenix, AZ	December 15, 2020	104,352	1	14,341
Raleigh/Durham, NC	December 17, 2020	150,000	1	16,596
Chicago, IL	December 22, 2020	181,191	2	15,504
Columbus, OH	December 22, 2020	1,014,592	1	55,300
Birmingham, AL	December 28, 2020	295,748	3	23,634
Chicago, IL	December 28, 2020	408,074	1	39,114
Rochester, NY	December 28, 2020	128,010	1	8,915
McAllen/Edinburg/Pharr,TX	December 29, 2020	301,200	1	16,546
Southwest Florida, FL	December 30, 2020	260,620	1	27,846
Tampa, FL	December 30, 2020	215,280	1	17,567
South Florida, FL	December 30, 2020	312,269	4	31,692
Phoenix, AZ	December 30, 2020	71,030	1	9,551
Sacramento, CA	December 30, 2020	52,200	1	5,664
Three months ended December 31, 2020		7,529,198	32	579,876
Year ended December 31, 2020		9,880,548	48	$775,815

(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

Year ended December 31, 2019
Market(1)	Date Acquired	Square Feet	Buildings	Purchase Price (in thousands)
Cincinnati/Dayton, OH	January 24, 2019	176,000	1	$9,965
Pittsburgh, PA	February 21, 2019	455,000	1	28,676
Boston, MA	February 21, 2019	349,870	1	26,483
Minneapolis/St Paul, MN	February 28, 2019	248,816	1	21,955
Greenville/Spartanburg, SC	March 7, 2019	331,845	1	24,536
Philadelphia, PA	March 7, 2019	148,300	1	10,546
Omaha/Council Bluffs, NE-IA	March 11, 2019	237,632	1	20,005
Houston, TX	March 28, 2019	132,000	1	17,307
Baltimore, MD	March 28, 2019	167,410	1	13,648
Houston, TX	March 28, 2019	116,750	1	12,242
Three months ended March 31, 2019		2,363,623	10	185,363
Minneapolis/St Paul, MN	April 2, 2019	100,600	1	9,045
West Michigan, MI	April 8, 2019	230,200	1	15,786
Greensboro/Winston-Salem, NC	April 12, 2019	129,600	1	7,771
Greenville/Spartanburg, SC	April 25, 2019	319,660	2	15,432
Charleston/N Charleston, SC	April 29, 2019	500,355	1	40,522
Houston, TX	April 29, 2019	128,136	1	13,649
Richmond, VA	May 16, 2019	109,520	1	9,467
Laredo, TX	June 6, 2019	213,982	1	18,972
Baton Rouge, LA	June 18, 2019	252,800	2	20,041
Philadelphia, PA	June 19, 2019	187,569	2	13,645
Columbus, OH	June 28, 2019	857,390	1	95,828
Three months ended June 30, 2019		3,029,812	14	260,158
Kansas City, MO	July 10, 2019	304,840	1	13,450
Houston, TX	July 22, 2019	199,903	1	11,287
Charleston/N Charleston, SC	July 22, 2019	88,583	1	7,166
Tampa, FL	August 5, 2019	78,560	1	8,168
Philadelphia, PA	August 6, 2019	120,000	1	10,880
Milwaukee/Madison, WI	August 16, 2019	224,940	3	13,981
Houston, TX	August 19, 2019	45,000	1	6,190
West Michigan, MI	August 19, 2019	210,120	1	10,407
Pittsburgh, PA	August 21, 2019	410,389	1	31,219
Boston, MA	August 22, 2019	80,100	1	14,253
Las Vegas, NV	August 27, 2019	80,422	2	12,602
Nashville, TN	August 29, 2019	348,880	1	20,267
Columbia, SC	August 30, 2019	200,000	1	13,670
Pittsburgh, PA	September 6, 2019	138,270	1	9,323
Omaha/Council Bluffs, NE-IA	September 11, 2019	128,200	2	8,509
Pittsburgh, PA	September 16, 2019	315,634	1	28,712
Memphis, TN	September 19, 2019	1,135,453	1	50,941
Memphis, TN	September 26, 2019	629,086	1	31,542
Three months ended September 30, 2019		4,738,380	22	302,567
Chicago, IL	October 10, 2019	105,925	1	11,621
Portland, OR	October 10, 2019	141,400	1	14,180
Jacksonville, FL	October 15, 2019	231,030	1	15,603
Indianapolis, IN	October 18, 2019	1,027,678	1	52,736
St. Louis, MO	October 21, 2019	127,464	1	12,055
Minneapolis/St Paul, MN	October 29, 2019	236,479	2	18,833
Minneapolis/St Paul, MN	November 4, 2019	276,550	1	23,598
Minneapolis/St Paul, MN	November 5, 2019	136,589	1	17,601
Chicago, IL	November 7, 2019	574,249	1	34,989
Milwaukee/Madison, WI	November 12, 2019	111,000	1	5,107
Knoxville, TN	November 21, 2019	227,150	1	10,089
Columbia, SC	November 21, 2019	464,206	1	35,050
Greenville/Spartanburg, SC	December 4, 2019	273,000	1	19,224
Houston, TX	December 5, 2019	90,000	1	11,276
Milwaukee/Madison, WI	December 16, 2019	192,800	1	18,750
Houston, TX	December 17, 2019	250,000	1	21,864
Denver, CO	December 18, 2019	132,194	1	15,749
Des Moines, IA	December 19, 2019	200,011	1	17,335
Indianapolis, IN	December 19, 2019	558,994	1	53,259
Northern New Jersey, NJ	December 23, 2019	113,973	1	14,784
Sacramento, CA	December 30, 2019	147,840	1	10,680
Kansas City, MO	December 31, 2019	230,116	1	21,490
Three months ended December 31, 2019		5,848,648	23	455,873
Year ended December 31, 2019		15,980,463	69	$1,203,961
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2020 and 2019, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2020		Year ended December 31, 2019
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$67,937	N/A	$96,379	N/A
Buildings	546,808	N/A	814,541	N/A
Tenant improvements	7,388	N/A	12,661	N/A
Building and land improvements	41,361	N/A	69,903	N/A
Construction in progress	669	N/A	2,032	N/A
Other assets	450	N/A	2,736	N/A
Operating lease right-of-use assets	3,984	N/A	—	N/A
Deferred leasing intangibles - In-place leases	76,881	8.0	128,235	9.3
Deferred leasing intangibles - Tenant relationships	37,603	11.2	60,689	12.3
Deferred leasing intangibles - Above market leases	8,779	12.6	27,808	12.8
Deferred leasing intangibles - Below market leases	(12,061)	6.5	(11,023)	8.4
Operating lease liabilities	(3,984)	N/A	—	N/A
Total purchase price	$775,815		$1,203,961

The following table summarizes the results of operations for the years ended December 31, 2020 and 2019 for the properties acquired during the years ended December 31, 2020 and 2019, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Total revenue	$16,957	$35,042
Net income	$2,194	$6,302

Dispositions

During the year ended December 31, 2020, the Company sold seven buildings comprised of approximately 3.4 million square feet with a net book value of approximately $137.9 million to third parties. These buildings contributed approximately $10.8 million, $13.4 million and $15.9 million to revenue for the years ended December 31, 2020, 2019 and 2018, respectively. These buildings contributed approximately $1.8 million, $1.3 million and $2.1 million to net income (exclusive of loss on extinguishment of debt, and gain on the sales of rental property, net) for the years ended December 31, 2020, 2019 and 2018, respectively. Net proceeds from the sales of rental property were approximately $273.6 million and the Company recognized the full gain on the sales of rental property, net of approximately $135.7 million for the year ended December 31, 2020. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2019, the Company sold nine buildings and two land parcels comprised of approximately 1.6 million square feet with a net book value of approximately $34.6 million to third parties. These buildings contributed approximately $0.8 million and $8.5 million to revenue for the years ended December 31, 2019 and 2018, respectively. These buildings contributed approximately $(2.5) million and $1.6 million to net income (loss) (exclusive of loss on impairments and gain on the sales of rental property, net) for the years ended December 31, 2019 and 2018, respectively. Net proceeds from the sales of rental property were approximately $42.0 million and the Company recognized a gain on the sales of rental property, net of approximately $7.4 million for the year ended December 31, 2019. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2018, the Company sold 19 buildings comprised of approximately 3.9 million square feet with a net book value of approximately $135.7 million to third parties. These buildings contributed approximately $12.0 million to revenue for the year ended December 31, 2018. These buildings contributed approximately $3.7 million to net income (exclusive of gain on involuntary conversion, loss on impairments and gain on the sales of rental property, net) for the year ended December 31, 2018. Net proceeds from the sales of rental property were approximately $207.9 million and the Company recognized a gain on the sales of rental property, net of approximately $72.2 million for the year ended December 31, 2018. All of the dispositions were accounted for under the full accrual method.

Assets Held for Sale

As of December 31, 2020, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $44,000, $0.4 million, and $0, respectively, for one building located in Chippewa Falls, WI were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building contributed approximately $0.1 million, $0.1 million and $0.1 million to revenue for the years ended December 31, 2020, 2019 and 2018, respectively. These buildings contributed approximately $30,000, $49,000 and $0.1 million to net income for the year ended December 31, 2020, 2019 and 2018, respectively.

Loss on Impairment

The following table summarizes the Company’s loss on impairments for assets held and used during the years ended December 31, 2020, 2019 and 2018.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Williamsport, PA	1	Change in estimated hold period		Discounted cash flows	(4)
Three months ended September 30, 2020						$5,019	$3,172
Albion, IN	5	Change in estimated hold period		Discounted cash flows	(5)
Three months ended December 31, 2020						$1,252	$2,405
Year ended December 31, 2020							$5,577
Rapid City, SD(6)	1	Change in estimated hold period	(7)	Discounted cash flows	(8)
Three months ended March 31, 2019						$4,373	$5,344
Belfast, ME(6)	5	Market leasing conditions		Discounted cash flows	(9)
Three months ended September 30, 2019						$5,950	$4,413
Year ended December 31, 2019							$9,757
Buena Vista, VA	1	Change in estimated hold period	(10)	Discounted cash flows	(11)
Sergeant Bluff, IA(6)	1	Change in estimated hold period	(10)	Discounted cash flows	(11)
Three months ended March 31, 2018						$3,176	$2,934
Chicago, IL	1	Change in estimated hold period	(7)	Discounted cash flows	(12)
Cleveland, OH	1	Change in estimated hold period	(7)	Discounted cash flows	(12)
Three months ended December 31, 2018						$4,322	$3,248
Year ended December 31, 2018							$6,182
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
(5)Level 3 inputs used to determine fair value for the property impaired for the three months ended December 31, 2020: discount rate of 11.0% and exit capitalization rate of 10.0%.
(6)Flex/office buildings.
(7)This property was sold during the year ended December 31, 2019.
(8)Level 3 inputs used to determine fair value for the property impaired for the three months ended March 31, 2019: discount rate of 12.0% and exit capitalization rate of 12.0%.
(9)Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2019: discount rate of 13.0% and exit capitalization rate of 12.0%.
(10)This property was sold during the year ended December 31, 2018.
(11)Level 3 inputs used to determine fair value for the properties impaired for the three months ended March 31, 2018: discount rates ranged from 11.0% to 14.5% and exit capitalization rates ranged from 11.0% to 13.0%.
(12)Level 3 inputs used to determine fair value for the properties impaired for the three months ended December 31, 2018: discount rate of 12.0% and exit capitalization rates ranged from 8.3% to 12.0%.

Gain on Involuntary Conversion

During the year ended December 31, 2020, the Company recognized a gain on involuntary conversion of approximately $2.2 million related to an eminent domain taking of a portion of a parcel of land. During the years ended December 31, 2019 and 2018, the Company did not recognize any gain on involuntary conversion.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$92,125	$(33,629)	$58,496	$92,607	$(32,115)	$60,492
Other intangible lease assets	665,682	(224,376)	441,306	623,846	(209,189)	414,657
Total deferred leasing intangible assets	$757,807	$(258,005)	$499,802	$716,453	$(241,304)	$475,149

Below market leases	$48,521	$(15,759)	$32,762	$38,802	$(12,064)	$26,738
Total deferred leasing intangible liabilities	$48,521	$(15,759)	$32,762	$38,802	$(12,064)	$26,738

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2020	2019	2018
Net decrease to rental income related to above and below market lease amortization	$4,363	$4,884	$4,164
Amortization expense related to other intangible lease assets	$83,160	$73,726	$74,370

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2020.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2021	$75,662	$1,422
2022	$65,805	$1,068
2023	$57,173	$1,520
2024	$48,052	$1,988
2025	$40,698	$1,757

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2020 and 2019.

Loan	Principal Outstanding as of December 31, 2020 (in thousands)	Principal Outstanding as of December 31, 2019 (in thousands)	Interest Rate (1)(2)	Maturity Date	Prepayment Terms (3)
Unsecured credit facility:
Unsecured Credit Facility (4)	$107,000	$146,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	107,000	146,000

Unsecured term loans:
Unsecured Term Loan C(5)	—	150,000	2.39%	September 29, 2020	i
Unsecured Term Loan B(5)	—	150,000	3.05%	March 21, 2021	i
Unsecured Term Loan A	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan G(6)	300,000	—	2.77%	April 18, 2023	i
Unsecured Term Loan E	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	100,000	3.11%	January 12, 2025	i
Total unsecured term loans	975,000	875,000
Less: Total unamortized deferred financing fees and debt issuance costs	(3,889)	(3,625)
Total carrying value unsecured term loans, net	971,111	871,375

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Less: Total unamortized deferred financing fees and debt issuance costs	(1,719)	(2,117)
Total carrying value unsecured notes, net	573,281	572,883

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	48,546	51,406	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,556	3,679	4.78%	December 15, 2023	iv
Total mortgage notes	52,102	55,085
Add: Total unamortized fair market value premiums	29	39
Less: Total unamortized deferred financing fees and debt issuance costs	(233)	(369)
Total carrying value mortgage notes, net	51,898	54,755
Total / weighted average interest rate (7)	$1,703,290	$1,645,013	3.46%
(1)Interest rate as of December 31, 2020. At December 31, 2020, the one-month LIBOR (“L”) was 0.1439%. The interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%, with the exception of the Unsecured Term Loan G which has a spread of 1.5% and is subject to a minimum rate for LIBOR of 0.25%. As of December 31, 2020, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 1.17%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.28% effective March 19, 2021.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $500.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.6 million and $2.4 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee.
(5)The Unsecured Term Loan B and the Unsecured Term Loan C were paid in full on April 17, 2020 in connection with the execution of the Unsecured Term Loan G.
(6)The initial maturity date is April 16, 2021, which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. Subsequent to December 31, 2020, the Unsecured Term Loan G was amended; refer to Note 13 for additional details.

(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the current notional amount of $975.0 million of debt, and was not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.

The aggregate undrawn nominal commitment on the unsecured credit facility and unsecured term loans as of December 31, 2020 was approximately $390.0 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $6.3 million and $6.3 million as of December 31, 2020 and 2019, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2020	2019	2018
Amortization of deferred financing fees and debt issuance costs and fair market value premiums	$2,922	$2,583	$2,316
Facility, unused, and other fees	$1,311	$1,513	$1,246

2020 Debt Activity

On April 29, 2020, the mortgage note associated with the Wells Fargo Bank, National Association CMBS Loan was partially defeased in the amount of approximately $1.0 million in connection with the sale of the Johnstown, NY property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to loss on extinguishment of debt in the accompanying Consolidated Statement of Operations during the year ended December 31, 2020.

On April 17, 2020, the Company entered into the $300.0 million Unsecured Term Loan G with Wells Fargo Bank, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of December 31, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on the Company’s debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one year extension options at the Company's discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. At execution, the Company intended to exercise both extension options. To exercise the extension options the Company is required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. In connection with the refinancing, the Company incurred approximately $2.1 million in deferred financing fees, including approximately $1.1 million of accrued extension fees, which are being amortized through the extended maturity date of April 18, 2023. In connection with the refinancing, the Company also recognized a loss on extinguishment of debt of approximately $0.7 million related to associated unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan B and the Unsecured Term Loan C and other third-party costs. The Company is required to pay an annual fee of $35,000. The Unsecured Term Loan G has an accordion feature that allows the Company to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

On March 25, 2020, the Company drew the remaining $100.0 million of the $200.0 million Unsecured Term Loan F that was entered into on July 12, 2019.

2019 Debt Activity

On July 25, 2019, the Company drew $175.0 million of the $175.0 million Unsecured Term Loan E that was entered into on July 26, 2018.

On July 12, 2019, the Company entered into the $200.0 million Unsecured Term Loan F. As of December 31, 2020, the interest rate on the Unsecured Term Loan F was LIBOR plus a spread of 1.00% based on the Company’s debt rating, as defined in the loan agreement. Unless otherwise terminated pursuant to the loan agreement, the Unsecured Term Loan F will mature on January 12, 2025. The Unsecured Term Loan F has a feature that allows the Company to request an increase in the aggregate size of the unsecured term loan of up to $400.0 million, subject to the satisfaction of certain conditions and lender consents. The agreement includes a delayed draw feature that allows the Company to draw up to six advances of at least $25.0 million each until July 12, 2020. To the extent that the Company did not request advances of the $200.0 million of aggregate commitments by July 12, 2020, the unadvanced commitments would terminate. The Unsecured Term Loan F has an unused commitment fee equal to 0.15% of its unused commitments, which began to accrue on October 10, 2019 and is due and payable monthly until the earlier of (i) the date that aggregate commitments of $200.0 million have been fully advanced, (ii) July 12, 2020, and (iii) the date that aggregate commitments have been reduced to zero pursuant to the terms of the agreement. The Company is required to pay an annual administrative agent fee of $35,000. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan F. The agreement also contains financial and other covenants substantially similar to the covenants in the Company’s unsecured credit facility. On December 18, 2019, the Company drew $100.0 million of the $200.0 million Unsecured Term Loan F.

Financial Covenant Considerations
The Company’s ability to borrow under the unsecured credit facility, unsecured term loans, and unsecured notes are subject to its ongoing compliance with a number of customary financial covenants, including:
•a maximum consolidated leverage ratio of not greater than 0.60:1.00;
•a maximum secured leverage ratio of not greater than 0.40:1.00;
•a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•a minimum fixed charge ratio of not less than or equal to 1.50:1.00; and
•a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00.
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2020 and 2019.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2020 and 2019. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $81.4 million and $85.5 million at December 31, 2020 and 2019, respectively, and is limited to senior, property-level secured debt financing arrangements.
Fair Value of Debt
The following table summarizes the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2020 and 2019. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$107,000	$107,000	$146,000	$146,000
Unsecured term loans	975,000	978,448	875,000	875,000
Unsecured notes	575,000	628,575	575,000	614,493
Mortgage notes	52,102	54,485	55,085	56,021
Total principal amount	1,709,102	$1,768,508	1,651,085	$1,691,514
Add: Total unamortized fair market value premiums	29		39
Less: Total unamortized deferred financing fees and debt issuance costs	(5,841)		(6,111)
Total carrying value	$1,703,290		$1,645,013

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2020.

Year	Future Principal Payments of Debt (in thousands)
2021	$2,064
2022	196,743
2023	660,295
2024	225,000
2025	375,000
Thereafter	250,000
Total aggregate principal payments	$1,709,102

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

The following table summarizes the Company’s outstanding interest rate swaps as of December 31, 2020. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Royal Bank of Canada	Jan-08-2015	Mar-20-2015	$25,000	$(84)	1.7090%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Mar-20-2015	$25,000	$(84)	1.7105%	One-month L	Mar-21-2021
The Toronto-Dominion Bank	Jan-08-2015	Sep-10-2017	$100,000	$(446)	2.2255%	One-month L	Mar-21-2021
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(533)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(730)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,473)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,508)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(865)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(866)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(866)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(865)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,729)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(220)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(227)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(199)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(206)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(4,179)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(4,180)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(4,180)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(2,090)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,050)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(4,049)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(4,049)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(2,978)	1.7165%	One-month L	Jan-15-2025

The following table summarizes the fair value of the interest rate swaps outstanding as of December 31, 2020 and 2019.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2020	Fair Value December 31, 2020	Notional Amount December 31, 2019	Fair Value December 31, 2019
Interest rate swaps-Asset	$—	$—	$250,000	$303
Interest rate swaps-Liability	$1,125,000	$(40,656)	$850,000	$(18,819)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $16.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2020	2019	2018
Income (loss) recognized in accumulated other comprehensive loss on interest rate swaps	$(35,548)	$(21,248)	$1,687
Income (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(13,439)	$2,377	$1,377
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$62,343	$54,647	$48,817

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2020, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at December 31, 2020, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $41.6 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

		Fair Value Measurements as of December 31, 2020
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(40,656)	$—	$(40,656)	$—

		Fair Value Measurements as of December 31, 2019
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2019	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$303	$—	$303	$—
Interest rate swaps-Liability	$(18,819)	$—	$(18,819)	$—

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

The following table summarizes the Company’s outstanding preferred stock issuances as of December 31, 2020.

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

The following tables summarize the dividends attributable to the Company’s preferred stock issuances during the years ended December 31, 2020 and 2019.

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 9, 2020	$0.4296875	December 31, 2020
September 30	July 9, 2020	0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.7187500

Quarter Ended 2019	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 15, 2019	$0.4296875	December 31, 2019
September 30	July 15, 2019	0.4296875	September 30, 2019
June 30	April 9, 2019	0.4296875	July 1, 2019
March 31	January 10, 2019	0.4296875	April 1, 2019
Total		$1.7187500

On January 11, 2021, the Company’s board of directors declared the Series C Preferred Stock dividends for the quarter ending March 31, 2021 at a quarterly rate of $0.4296875 per share.

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of December 31, 2020.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2020 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$318,248
There was no activity under the ATM common stock offering program during the year ended December 31, 2020. The following table summarizes the activity for the ATM common stock offering program during the year ended December 31, 2019 (in thousands, except share data).

	Year ended December 31, 2019
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	9,711,706	$29.01	$279,156
Total/weighted average	9,711,706	$29.01	$279,156

On November 16, 2020, the Company completed an underwritten public offering of an aggregate of 8,000,000 shares of common stock offered by the forward dealer in connection with certain forward sale agreements at a price to the underwriters of $30.02 per share. On December 15, 2020, the underwriters exercised their option to purchase an additional 1,200,000 shares for an offering price of $29.90 per share. The offering closed on November 19, 2020 and the underwriters’ option closed on December 17, 2020. On December 23, 2020, the Company partially physically settled the forward sales agreements by issuing 4,518,077 shares of common stock and received net proceeds of approximately $135.0 million. Subject to the Company’s right to elect cash or net share settlement, the Company has the ability to settle the remaining forward sales agreements at any time through scheduled maturity date of the forward sale agreements of November 16, 2021.

On January 13, 2020, the Company completed an underwritten public offering of an aggregate of 10,062,500 shares of common stock at a price to the underwriters of $30.9022 per share, consisting of (i) 5,600,000 shares offered directly by the Company and (ii) 4,462,500 shares offered by the forward dealer in connection with certain forward sale agreements (including 1,312,500 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on January 16, 2020 and the Company received net proceeds from the sale of shares offered directly by the Company of approximately $173.1 million. On December 23, 2020, the Company physically settled the forward sales agreements in full by issuing 4,462,500 shares of common stock and received net proceeds of approximately $131.2 million.

On September 24, 2019, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of common stock at a price to the underwriters of $28.60 per share, consisting of (i) 5,500,000 shares offered directly by the Company and (ii) 7,150,000 shares offered by the forward dealer in connection with certain forward sale agreements (including

1,650,000 shares offered pursuant to the underwriters’ option to purchase additional shares, which option was exercised in full). The offering closed on September 27, 2019 and the Company received net proceeds from the sale of shares offered directly by the Company of $157.3 million. On December 26, 2019, the Company physically settled the forward sales agreements in full by issuing 7,150,000 shares of common stock and received net proceeds of approximately $202.3 million.

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

Dividends

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the years ended December 31, 2020 and 2019. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 9, 2020	December 31, 2020	$0.12	January 15, 2021
November 30	October 9, 2020	November 30, 2020	0.12	December 15, 2020
October 31	October 9, 2020	October 30, 2020	0.12	November 16, 2020
September 30	July 9, 2020	September 30, 2020	0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.44

Month Ended 2019	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 15, 2019	December 31, 2019	$0.119167	January 15, 2020
November 30	October 15, 2019	November 29, 2019	0.119167	December 16, 2019
October 31	October 15, 2019	October 31, 2019	0.119167	November 15, 2019
September 30	July 15, 2019	September 30, 2019	0.119167	October 15, 2019
August 31	July 15, 2019	August 30, 2019	0.119167	September 16, 2019
July 31	July 15, 2019	July 31, 2019	0.119167	August 15, 2019
June 30	April 9, 2019	June 28, 2019	0.119167	July 15, 2019
May 31	April 9, 2019	May 31, 2019	0.119167	June 17, 2019
April 30	April 9, 2019	April 30, 2019	0.119167	May 15, 2019
March 31	January 10, 2019	March 29, 2019	0.119167	April 15, 2019
February 28	January 10, 2019	February 28, 2019	0.119167	March 15, 2019
January 31	January 10, 2019	January 31, 2019	0.119167	February 15, 2019
Total			$1.430004
On January 11, 2021, the Company’s board of directors declared the common stock dividends for the months ending January 31, 2021, February 28, 2021 and March 31, 2021 at a monthly rate of $0.120833 per share of common stock.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2020, 2019, and 2018, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2021, 2020, and 2019, respectively. Refer to Note 8 for details on restricted shares of common stock granted on January 7, 2021. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2020, 2019 and 2018.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2017	237,207
Granted	76,659	(1)
Vested	(112,405)	(2)
Forfeited	(10,999)
Balance at December 31, 2018	190,462
Granted	110,830	(1)
Vested	(101,109)	(2)
Forfeited	(7,138)
Balance at December 31, 2019	193,045
Granted	75,419	(1)
Vested	(81,408)	(2)
Forfeited	(2,166)
Balance at December 31, 2020	184,890
(1)The fair values per share on the grant dates of February 13, 2020, January 8, 2020, January 7, 2019, and January 5, 2018, was $32.64, $31.49, $24.85, and $26.40, respectively.
(2)The Company repurchased and retired 34,117, 58,697, and 41,975, restricted shares of common stock that vested during the years ended December 31, 2020, 2019, and 2018, respectively.

The weighted average grant date fair value of unvested restricted shares of common stock was $24.38 per share at January 1, 2020, $31.60 per share for stock granted during the year ended December 31, 2020, $23.46 per share for stock vested during the year ended December 31, 2020, $26.92 per share for stock that was forfeited during the year ended December 31, 2020, and $27.70 per share at December 31, 2020.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2020 was approximately $3.2 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value (at the vesting date) for the restricted shares of common stock that vested during the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2020	2019	2018
Vested restricted shares of common stock	81,408	101,109	112,405
Fair value of vested restricted shares of common stock (in thousands)	$2,568	$2,658	$3,002

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2020, 2019 and 2018.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2017	1,457,070	2,639,617	4,096,687	4.1%
Granted/Issued	324,802	—	324,802	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(165,672)	165,672	—	N/A
Redemptions from Other Common Units to common stock	—	(352,055)	(352,055)	N/A
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,420)	(730,420)	N/A
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%

The weighted average grant date fair value of outstanding LTIP units was $21.64 per unit at January 1, 2020, $29.47 per unit for LTIP units granted during the year ended December 31, 2020, $18.27 per unit for LTIP units that were converted during the year ended December 31, 2020, and $23.49 per unit at December 31, 2020.

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

LTIP units granted in January 2020, 2019, and 2018 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2020, 2019, and 2018, respectively. LTIP units granted in January 2020, 2019, and 2018 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2021, 2020, and 2019, respectively. On March 12, 2018, the Company’s board of directors appointed Michelle Dilley to serve as director of the Company. On March 12, 2018, Ms. Dilley was granted 3,930 LTIP units which vested on January 1, 2019.

Refer to Note 8 for a discussion of the LTIP units granted in January 2021, 2020, 2019, and 2018, pursuant to the January 2018, 2017, 2016 performance units, and the 2015 Outperformance Program (the “2015 OPP”), respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during years ended December 31, 2020, 2019 and 2018 (excluding those LTIP units granted pursuant to the 2017 and 2016 performance units and those LTIP units granted pursuant to the 2015 OPP; refer to Note 8 for details).

LTIP Units
Grant date	January 8, 2020	January 7, 2019	March 12, 2018	January 5, 2018
Expected term (years)	10	10	10	10
Expected volatility	18.0%	19.0%	22.0%	22.0%
Expected dividend yield	5.75%	6.0%	6.0%	6.0%
Risk-free interest rate	1.61%	2.57%	2.46%	2.09%
Fair value of LTIP units at issuance (in thousands)	$4,030	$3,636	$90	$3,447
LTIP units at issuance	136,741	154,649	3,930	137,616
Fair value unit price per LTIP unit at issuance	$29.47	$23.51	$22.90	$25.05

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2020, 2019 and 2018.

Unvested LTIP Units	Units
Balance at December 31, 2017	300,307
Granted	324,802
Vested	(373,893)
Forfeited	—
Balance at December 31, 2018	251,216
Granted	364,173
Vested	(371,423)
Forfeited	(16,618)
Balance at December 31, 2019	227,348
Granted	278,806
Vested	(294,706)
Forfeited	—
Balance at December 31, 2020	211,448
The weighted average grant date fair value of unvested LTIP units was $23.37 per unit at January 1, 2020, $29.47 per unit for LTIP units granted during the year ended December 31, 2020, $26.87 per unit for LTIP units that vested during the year ended December 31, 2020, and $26.54 per unit at December 31, 2020.

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2020 was approximately $4.6 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the aggregate fair value (at the vesting date) for the LTIP units that vested during years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Vested LTIP units	2020	2019	2018
Vested LTIP units	294,706	371,423	373,893
Fair value of vested LTIP units (in thousands)	$8,805	$10,620	$9,772

Other Common Units

Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. When redeeming the Other Common Unit for cash, the value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 days immediately preceding the redemption notice date. Each Other Common Unit receives the same monthly distribution as a share of common stock.

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

Under the 2011 Plan, the Company grants performance units to certain key employees of the Company. The ultimate value of the performance units depends on the Company’s total stockholder return (“TSR”) over a three-year period (the “measuring period”). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company’s election and with the award recipient’s consent, LTIP units or other securities (“Award Shares”), at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

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

In January 2020, 2019, and 2018, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2020, 2019, and 2018, respectively, and end on December 31, 2022, 2021, and 2020, respectively. For the 2020 and 2019 performance units, the Award Shares are immediately vested at the end of the measuring period. For the 2018 performance units, one-half of the Award Shares and all dividend shares vest immediately. The other one-half of the Award Shares will be restricted (subject to forfeiture) and vest one year after the end of the measuring period.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2020, 2019 and 2018.

Performance Units	Assumptions
Grant date	January 8, 2020	January 7, 2019	January 5, 2018
Expected volatility	17.4%	20.7%	22.0%
Expected dividend yield	5.75%	6.0%	6.0%
Risk-free interest rate	1.59%	2.56%	2.09%
Fair value of performance units grant (in thousands)	$5,389	$5,620	$5,456

On December 31, 2020, the measuring period pursuant to the 2018 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 127,671 vested LTIP units and 44,591 vested shares of common stock to the participants (of which 17,731 shares of common stock were repurchased and retired), which were issued on January 7, 2021. The compensation committee of the board of directors also approved the issuance of 124,743 LTIP units and 6,352 restricted shares of common stock that will vest in one year on December 31, 2021, which were issued on January 7, 2021.

On December 31, 2019, the measuring period pursuant to the 2017 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 76,096 vested LTIP units and 46,376 vested shares of common stock to the participants (of which 18,241 shares of common stock were repurchased and retired), which were issued on January 8, 2020. The compensation committee of the board of directors also approved the issuance of 65,969 LTIP units and 3,398 restricted shares of common stock that vested in one year on December 31, 2020, which were issued on January 8, 2020.

On December 31, 2018, the measuring period pursuant to the 2016 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 102,216 vested LTIP units and 74,032 vested shares of common stock (of which 30,193 shares of common stock were repurchased and retired) to the participants, which were issued on January 7, 2019. The compensation committee of the board of directors also approved the issuance of 107,308 LTIP units and 22,678 restricted shares of common stock that vested in one year on December 31, 2019, which were issued on January 7, 2019.

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

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2020 was approximately $5.9 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

At December 31, 2020 and 2019, the number of shares available for issuance under the 2011 Plan were 2,325,389 and 2,851,304, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2020 do not include an allocation for the 2020 and 2019 performance units as the awards were not determinable as of December 31, 2020. The number of shares available for issuance under the 2011 Plan as December 31, 2019 do not include an allocation for the 2019 and 2018 performance units as the awards were not determinable as of December 31, 2019.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2020	2019	2018
Restricted shares of common stock	$1,924	$1,732	$1,698
LTIP units	3,903	3,583	3,546
Performance units	5,358	4,169	3,298
Directors compensation (1)	496	404	380
Total non-cash compensation expense	$11,681	$9,888	$8,922
(1) All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2020, 2019 and 2018. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the years ended December 31, 2020 and 2019 included in the accompanying Consolidated Statements of Operations.

	Year ended December 31,
Rental Income (in thousands)	2020	2019
Fixed lease payments	$371,088	$313,426
Variable lease payments	103,389	84,927
Straight-line rental income	12,711	11,881
Net decrease to rental income related to above and below market lease amortization	(4,363)	(4,884)
Total rental income	$482,825	$405,350
During the years ended December 31, 2020 and 2019, the Company evaluated its operating leases and determined that the future collectability for certain leases was not reasonably assured. As a result the Company converted to the cash basis of accounting for these leases which resulted in a reduction of rental income of approximately $1.7 million and $0 for years ended December 31, 2020 and 2019, respectively, due to the reversal of accrued rent. Additionally, there was $2.2 million and $0 of contractual rental income that was not recognized for payments that were not received from the tenants for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and December 31, 2019, the Company had accrued rental income of approximately $60.0 million and $44.3 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2020 and December 31, 2019, the Company had approximately $30.1 million and $22.6 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2020 and December 31, 2019, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2020 and December 31, 2019, the Company’s total liability associated with these lease security deposits was approximately $11.0 million and $9.8 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $21.1 million, $19.1 million and $15.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2020.

Year	Maturity of Fixed Lease Payments (in thousands)
2021	$399,881
2022	$369,168
2023	$325,435
2024	$277,924
2025	$231,246
Thereafter	$836,734

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 5.5 years to 48.9 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

Operating Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	29.9	36.0
Weighted average discount rate	6.8%	7.1%

The following table summarizes the operating lease cost recognized during the years ended December 31, 2020 and 2019 included in the Company’s Consolidated Statements of Operations.

	Year ended December 31,
Operating Lease Cost (in thousands)	2020	2019
Operating lease cost included in property expense attributable to ground leases	$1,424	$1,324
Operating lease cost included in general and administrative expense attributable to corporate office lease	1,592	1,065
Total operating lease cost	$3,016	$2,389

The following table summarizes supplemental cash flow information related to operating leases recognized during the year ended December 31, 2020 and 2019 in the Company’s Consolidated Statements of Cash Flows.

	Year ended December 31,
Operating Leases (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,355	$2,282
Leased assets obtained in exchange for new lease liabilities	$7,718	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of December 31, 2020.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2021	$2,309
2022	3,188
2023	3,248
2024	3,291
2025	3,336
Thereafter	62,365
Total lease payments	77,737
Less: Imputed interest	(49,839)
Present value of operating lease liabilities	$27,898
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

Restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2020, 2019 and 2018, there were 187,283, 217,623 and 195,281, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted EPS using the treasury stock method if the impact is dilutive. Other potentially dilutive common shares from the Company’s performance units and forward sales agreements are considered when calculating diluted EPS.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2020	2019	2018
Numerator
Net income attributable to common stockholders	$196,720	$43,811	$82,385
Denominator
Weighted average common shares outstanding — basic	148,791	125,389	103,401
Effect of dilutive securities(1)
Share-based compensation	412	284	406
Shares issuable under forward sales agreements	12	5	—
Weighted average common shares outstanding — diluted	149,215	125,678	103,807
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.32	$0.35	$0.80
Net income per share attributable to common stockholders — diluted	$1.32	$0.35	$0.79
(1)During the years ended December 31, 2020, 2019, and 2018, there were 187, 218, and 195, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.0 million as of December 31, 2020 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2020, 2019 and 2018 was approximately $0.3 million, $0.4 million and $0.3 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2020 that are not recognized in the financial statements.

On January 7, 2021, the Company granted 83,952 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2022. The fair value of the restricted shares of common stock at the date of grant was $29.77 per share.

On January 7, 2021, the Company granted 28,440 LTIP units to non-employee, independent directors, and 124,990 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2022. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2021. The aggregate fair value of the LTIP units at the date of grant was approximately $4.3 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 34.0%, a weighted average expected dividend yield of 5.0%, and a weighted average risk-free interest rate of 0.229%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 7, 2021, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 7, 2021 performance units are substantially the same as the performance units discussed in Note 8, except that the measuring period commences on January 1, 2021 and ends on December 31, 2023, and the Award Shares are immediately vested at the end of the measuring period. The aggregate fair value of the performance units at the date of grant was approximately $5.5 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 34.4%, a weighted average expected dividend yield of 5.0%, and a weighted average risk-free interest rate of 0.2271%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 7, 2021, the Company adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. The Company estimates that adoption of the Vesting Program will result in an increase of general and administrative expenses of approximately $2.3 million for the year ending December 31, 2021 due to the acceleration of non-cash compensation expense for certain eligible employees.

On February 5, 2021, the Company entered into (i) an amendment to the unsecured credit facility (the “Credit Facility Amendment”) and (ii) an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Credit Facility Amendment provides for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility remain unchanged. The Amendment to Unsecured Term Loan G provides for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on the Company’s debt ratings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00%. As of February 5, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. The Company previously entered into interest rate swaps to fix LIBOR on the Unsecured Term Loan G at 1.17% and, effective March 19, 2021, at 0.28% through April 18, 2023. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

	STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2020	$—	$—	$—	$—
December 31, 2019	$758	$—	$(758)	$—
December 31, 2018	$311	$1,050	$(603)	$758

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,782	$1,307	$—	$6,782	$1,307	$8,089	$(19)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	—	5,828	1,341	7,169	(15)	2020
Birmingham	101 Shades Creek Circle	—	3,959	836	—	3,959	836	4,795	(11)	2020
Montgomery	4300 Alatex Road	—	7,523	418	1,789	9,312	418	9,730	(1,486)	2016
Phenix City	16 Downing Drive	(1,377)	1,415	276	280	1,695	276	1,971	(409)	2012
Arkansas
Rogers	8th and Easy Street	—	7,878	1,072	1,513	9,391	1,072	10,463	(2,096)	2011
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	—	13,163	1,674	14,837	(1,370)	2017
Chandler	464 E. Chilton Drive	—	9,744	2,847	—	9,744	2,847	12,591	(27)	2020
Mesa	7447 E. Ray Road	—	7,930	1,277	—	7,930	1,277	9,207	(20)	2020
Tucson	6161 South Palo Verde Road	—	8,037	996	—	8,037	996	9,033	(692)	2018
California
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(256)	2020
McClellan	4841 Urbani Avenue	—	14,582	1,048	—	14,582	1,048	15,630	(415)	2020
Rancho Cordova	2587 Mercantile Drive	—	4,346	678	—	4,346	678	5,024	(11)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,772	498	—	4,772	498	5,270	(96)	2020
Sacramento	1635 Main Avenue	—	8,609	845	—	8,609	845	9,454	(63)	2020
Sacramento	7728 Wilbur Way	—	9,225	857	—	9,225	857	10,082	(357)	2019
San Diego	2055 Dublin Drive	—	14,960	2,290	116	15,076	2,290	17,366	(1,943)	2017
Stockton	4091 Gold River Lane	—	4,133	663	—	4,133	663	4,796	(22)	2020
Stockton	3843 Gold River Lane	—	4,136	660	—	4,136	660	4,796	(22)	2020
Colorado
Grand Junction	2139 Bond Street	—	4,002	314	—	4,002	314	4,316	(707)	2015
Johnstown	4150 Ronald Reagan Blvd.	—	14,964	1,133	—	14,964	1,133	16,097	(471)	2019
Longmont	4300 Godding Hollow Parkway	—	5,345	734	126	5,471	734	6,205	(508)	2018
Connecticut
Avon	60 Security Drive	—	2,593	336	483	3,076	336	3,412	(639)	2012
East Windsor	4 Craftsman Road	—	5,711	400	72	5,783	400	6,183	(989)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(1,544)	2012
Milford	40 Pepes Farm Road	—	10,040	1,264	1,005	11,045	1,264	12,309	(1,698)	2017
North Haven	300 Montowese Avenue Ext.	—	39,253	4,086	4,464	43,717	4,086	47,803	(8,312)	2015
Wallingford	5 Sterling Drive	—	6,111	585	—	6,111	585	6,696	(878)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(3,608)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,287	3,162	1,237	4,399	(1,196)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(53)	2020
Jacksonville	775 Whittaker Road	—	3,438	451	415	3,853	451	4,304	(681)	2017
Jacksonville	9601 North Main Street	—	7,803	650	547	8,350	650	9,000	(1,230)	2017
Jacksonville	550 Gun Club Road	—	8,195	674	1,557	9,752	674	10,426	(1,709)	2017
Jacksonville	555 Zoo Parkway	—	7,266	596	1,016	8,282	596	8,878	(1,436)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	660	14,979	1,284	16,263	(578)	2019
Lakeland	4675 Drane Field Road	—	13,060	1,099	—	13,060	1,099	14,159	(35)	2020
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(7)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(12)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(13)	2020
Ocala	650 Southwest 27th Aveune	—	13,257	731	1,588	14,845	731	15,576	(3,036)	2013
Orlando	1854 Central Florida Parkway	—	4,814	1,339	—	4,814	1,339	6,153	(1,113)	2013
Orlando	7050 Overland Road	—	1,996	721	—	1,996	721	2,717	(547)	2012
Pensacola	1301 North Palafox Street	—	2,829	145	470	3,299	145	3,444	(1,389)	2007
Tampa	4330 Williams Road	—	6,390	829	—	6,390	829	7,219	(324)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	—	6,835	2,906	9,741	(19)	2020
Georgia
Augusta	1816 Tobacco Road	—	6,249	937	—	6,249	937	7,186	(637)	2018
Calhoun	103 Enterprise Drive	—	2,743	388	79	2,822	388	3,210	(516)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—	1,712	475	2,187	(485)	2012
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	286	8,475	1,715	10,190	(1,440)	2016
Norcross	4075 Blue Ridge Industrial Pkw	—	2,586	1,589	—	2,586	1,589	4,175	(731)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119	13,153	439	13,592	(2,519)	2014
Shannon	212 Burlington Drive	—	12,949	393	141	13,090	393	13,483	(2,583)	2013
Smyrna	3500 Highlands Parkway	—	3,092	264	195	3,287	264	3,551	(753)	2012
Statham	1965 Statham Drive	—	6,130	588	1,151	7,281	588	7,869	(1,710)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,738	612	780	3,518	612	4,130	(580)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	71	2,783	356	3,139	(634)	2013
Illinois
Batavia	1100 North Raddant Road	—	7,763	1,124	—	7,763	1,124	8,887	(20)	2020
Batavia	1100 Paramount Parkway	—	4,273	618	—	4,273	618	4,891	(673)	2017
Belvidere	3458 Morreim Drive	—	4,083	442	255	4,338	442	4,780	(852)	2015
Belvidere	775 Logistics Drive	—	16,914	2,341	—	16,914	2,341	19,255	(2,184)	2017
Belvidere	1701 Industrial Court	—	3,932	733	36	3,968	733	4,701	(817)	2013
Belvidere	725 Landmark Drive	—	3,485	538	114	3,599	538	4,137	(702)	2013
Belvidere	888 Landmark Drive	—	6,899	670	—	6,899	670	7,569	(1,401)	2013
Belvidere	3915 & 3925 Morreim Drive	—	4,291	668	—	4,291	668	4,959	(885)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	159	3,858	866	4,724	(894)	2013
Belvidere	795 Landmark Drive	—	2,794	586	91	2,885	586	3,471	(660)	2013

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Belvidere	857 Landmark Drive	—	8,269	1,542	1,665	9,934	1,542	11,476	(2,024)	2013
Belvidere	984 Landmark Drive	—	71	216	—	71	216	287	(71)	2013
Cary	680 Industrial Drive	—	3,331	498	—	3,331	498	3,829	(9)	2020
DeKalb	1085 Peace Road	—	4,568	489	—	4,568	489	5,057	(1,084)	2013
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,380	1,716	984	12,364	1,716	14,080	(2,428)	2014
Gurnee	3800 Swanson Court	—	4,553	1,337	859	5,412	1,337	6,749	(1,294)	2012
Hodgkins	6600 River Road	—	30,599	2,570	—	30,599	2,570	33,169	(75)	2020
Harvard	875 West Diggins Street	—	2,980	1,157	324	3,304	1,157	4,461	(1,043)	2013
Itasca	1800 Bruning Drive	—	12,216	2,428	1,224	13,440	2,428	15,868	(2,430)	2016
Libertyville	1755 Butterfield Road	—	6,273	421	80	6,353	421	6,774	(1,216)	2015
Libertyville	1795 N. Butterfield Road	—	426	143	210	636	143	779	(123)	2015
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(391)	2019
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(615)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	120	3,938	576	4,514	(468)	2018
McHenry	921 Ridgeview Drive	—	4,010	448	27	4,037	448	4,485	(434)	2018
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,485	2,190	2,082	14,567	2,190	16,757	(3,463)	2012
Sauk Village	21399 Torrence Avenue	—	5,405	877	105	5,510	877	6,387	(1,205)	2013
Schaumburg	710 East State Parkway	—	4,086	689	—	4,086	689	4,775	(79)	2020
Waukegan	3751 Sunset Ave	—	5,140	1,004	—	5,140	1,004	6,144	(781)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	772	2,808	768	3,576	(562)	2016
West Chicago	1400 Northwest Avenue	—	668	382	282	950	382	1,332	(172)	2016
West Chicago	1450 Northwest Avenue	—	768	450	272	1,040	450	1,490	(207)	2016
West Chicago	1145 & 1149 Howard	—	842	369	269	1,111	369	1,480	(217)	2016
West Chicago	1270 Nuclear Drive	—	892	216	301	1,193	216	1,409	(232)	2016
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,283	7,418	915	8,333	(1,312)	2016
Wood Dale	321 Forster Ave	—	5,042	1,226	—	5,042	1,226	6,268	(738)	2016
Woodstock	1005 Courtaulds Drive	—	3,796	496	—	3,796	496	4,292	(1,030)	2012
Indiana
Albion	907 Weber Road	—	35	67	—	35	67	102	(35)	2006
Albion	1515 East State Road 8	—	503	27	—	503	27	530	(348)	2006
Albion	1563 East State Road 8	—	638	18	—	638	18	656	(414)	2006
Albion	600 South 7th Street	—	459	53	—	459	53	512	(362)	2006
Albion	1545 East State Road 8	—	1,397	52	—	1,397	52	1,449	(522)	2006
Albion	1514 Progress Drive	—	1,528	126	—	1,528	126	1,654	(571)	2006
Albion	1105 Weber Road	—	710	187	—	710	187	897	(265)	2006
Elkhart	2701Marina Drive	—	210	25	143	353	25	378	(108)	2007
Elkhart	23590 County Road 6	—	3,519	422	571	4,090	422	4,512	(1,360)	2007
Fort Wayne	3424 Centennial Drive	—	3,076	112	—	3,076	112	3,188	(593)	2014
Goshen	2600 College Avenue	—	6,509	1,442	1,824	8,333	1,442	9,775	(2,330)	2011
Greenwood	1415 Collins Road	—	22,032	2,585	61	22,093	2,585	24,678	(1,318)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Kendallville	811 Commerce Drive	—	1,096	80	—	1,096	80	1,176	(564)	2006
Lafayette	1520 Kepner Drive	(1,057)	2,205	295	43	2,248	295	2,543	(494)	2012
Lafayette	1540-1530 Kepner Drive	(1,795)	3,405	410	123	3,528	410	3,938	(788)	2012
Lafayette	1521 Kepner Drive	(3,689)	7,920	906	355	8,275	906	9,181	(1,932)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(1,615)	2018
Lebanon	800 Edwards Drive	—	35,868	2,359	223	36,091	2,359	38,450	(1,234)	2019
Lebanon	121 N. Enterprise Boulevard	—	37,971	2,948	—	37,971	2,948	40,919	(1,704)	2019
Marion	2201 E. Loew Road	(2,508)	2,934	243	718	3,652	243	3,895	(908)	2012
Portage	6515 Ameriplex Drive	—	28,227	1,626	400	28,627	1,626	30,253	(1,254)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,191)	2012
South Bend	3310 William Richardson Court	—	4,718	411	294	5,012	411	5,423	(1,127)	2012
Yoder	2909 Pleasant Center Road	—	24,504	941	—	24,504	941	25,445	(269)	2020
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,709	846	105	13,814	846	14,660	(472)	2019
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(496)	2017
Des Moines	1900 E. 17th Street	—	4,477	556	—	4,477	556	5,033	(420)	2018
Marion	6301 North Gateway Drive	—	2,229	691	182	2,411	691	3,102	(599)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,147	1,360	544	13,691	1,360	15,051	(1,801)	2017
Lenexa	9700 Lackman Road	—	9,649	1,759	33	9,682	1,759	11,441	(473)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(2,348)	2014
Olathe	1202 South Lone Elm Road	—	16,272	1,193	67	16,339	1,193	17,532	(641)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	3,934	24,697	2,431	27,128	(3,970)	2016
Wichita	2655/2755 South Eastmoor Street	(1,329)	1,815	88	10	1,825	88	1,913	(418)	2012
Wichita	2652 South Eastmoor Street	(1,452)	1,839	107	183	2,022	107	2,129	(506)	2012
Wichita	2510 South Eastmoor Street	(664)	833	76	181	1,014	76	1,090	(353)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,398	379	—	2,398	379	2,777	(875)	2007
Danville	1355 Lebanon Road	—	11,593	965	3,925	15,518	965	16,483	(3,980)	2011
Erlanger	1500-1532 Interstate Drive	—	3,791	635	346	4,137	635	4,772	(765)	2016
Florence	9200 Brookfield Court	—	7,914	863	—	7,914	863	8,777	(594)	2019
Florence	1100 Burlington Pike	—	10,858	3,109	128	10,986	3,109	14,095	(1,305)	2018
Hebron	2151 Southpark Drive	—	4,526	370	147	4,673	370	5,043	(1,012)	2014
Louisville	6350 Ladd Avenue	—	3,615	386	520	4,135	386	4,521	(1,071)	2011
Louisville	6400 Ladd Avenue	—	5,767	616	632	6,399	616	7,015	(1,624)	2011
Walton	125 Richwood Road	—	6,244	1,980	64	6,308	1,980	8,288	(1,170)	2017
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,886	1,619	626	6,512	1,619	8,131	(357)	2019
Baton Rouge	6735 Exchequer Drive	—	6,682	2,567	—	6,682	2,567	9,249	(436)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	—	15,402	1,962	17,364	(1,395)	2018
Shreveport	7540 Bert Kouns Indust. Loop	—	5,572	1,804	798	6,370	1,804	8,174	(1,036)	2015
Maine

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Belfast	21 Schoodic Drive & 32 Katahdin Avenue	—	6,821	1,081	391	7,212	1,081	8,293	(2,482)	2011
Biddeford	1 Baker's Way	—	8,164	1,369	4,038	12,202	1,369	13,571	(2,429)	2016
Gardiner	47 Market Street	—	8,983	948	20	9,003	948	9,951	(1,835)	2016
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(2,077)	2007
Portland	125 Industrial Way	—	3,648	891	86	3,734	891	4,625	(817)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,792	2,982	—	8,792	2,982	11,774	(534)	2019
Hampstead	630 Hanover Pike	—	34,933	780	2,738	37,671	780	38,451	(7,165)	2013
White Marsh	6210 Days Cove Road	—	6,912	963	370	7,282	963	8,245	(479)	2018
Massachusetts
Chicopee	2189 Westover Road	—	5,614	504	352	5,966	504	6,470	(1,283)	2012
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(980)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,377)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	—	7,243	2,397	9,640	(554)	2019
Norton	202 South Washington Street	—	6,740	2,839	250	6,990	2,839	9,829	(2,126)	2011
South Easton	55 Bristol Drive	—	5,880	403	481	6,361	403	6,764	(625)	2017
Stoughton	100 Campanelli Parkway	—	2,613	2,256	1,585	4,198	2,256	6,454	(1,268)	2015
Stoughton	12 Campanelli Parkway	—	1,138	538	293	1,431	538	1,969	(371)	2015
Taunton	800 John Quincy Adams Road	—	23,885	2,599	2,581	26,466	2,599	29,065	(1,531)	2019
Westborough	35 Otis Street	—	5,733	661	23	5,756	661	6,417	(809)	2016
Michigan
Belleville	8200 Haggerty Road	—	6,524	724	9	6,533	724	7,257	(964)	2017
Canton	47440 Michigan Avenue	—	23,753	2,378	—	23,753	2,378	26,131	(809)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	12	1,111	207	1,318	(385)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	459	1,257	150	1,407	(336)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	224	1,026	151	1,177	(411)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,197	7,203	942	8,145	(2,447)	2007
Grand Rapids	5445 International Parkway	—	7,082	1,241	—	7,082	1,241	8,323	(61)	2020
Grand Rapids	5050 Kendrick Street, SE	—	7,532	169	34	7,566	169	7,735	(1,669)	2015
Holland	4757 128th Avenue	(2,745)	3,273	279	60	3,333	279	3,612	(771)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,955	307	29	7,984	307	8,291	(434)	2019
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(531)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,357	15,063	501	15,564	(2,247)	2011
Lansing	2780 Sanders Road	—	3,961	580	33	3,994	580	4,574	(884)	2012
Lansing	5640 Pierson Highway	(4,918)	7,056	429	100	7,156	429	7,585	(1,677)	2012
Lansing	2051 South Canal Road	—	5,176	907	—	5,176	907	6,083	(1,170)	2013
Livonia	38150 Plymouth Road	—	7,123	1,390	192	7,315	1,390	8,705	(718)	2018
Livonia	38220 Plymouth Road	—	8,967	848	31	8,998	848	9,846	(623)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(295)	2013
Novi	22925 Venture Drive	(2,410)	3,649	252	336	3,985	252	4,237	(887)	2012
Novi	25250 Regency Drive	—	6,035	626	—	6,035	626	6,661	(1,135)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Novi	43800 Gen Mar Drive	—	16,918	1,381	925	17,843	1,381	19,224	(1,412)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	—	4,620	365	4,985	(906)	2015
Redford	12100 Inkster Road	—	6,114	728	414	6,528	728	7,256	(1,676)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(1,510)	2018
Romulus	27651 Hildebrandt Road	—	14,956	1,080	129	15,085	1,080	16,165	(2,165)	2017
Sterling Heights	42600 Merrill Street	(1,328)	4,191	1,133	415	4,606	1,133	5,739	(1,079)	2012
Walker	2640 Northridge Drive	—	4,593	855	169	4,762	855	5,617	(1,192)	2011
Warren	13301 Stephens Road	—	6,111	502	10	6,121	502	6,623	(1,067)	2017
Warren	7500 Tank Avenue	—	16,035	1,290	—	16,035	1,290	17,325	(2,618)	2016
Warren	27027 Mound Road	—	17,584	1,984	—	17,584	1,984	19,568	(529)	2020
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(819)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	—	16,873	2,258	19,131	(1,057)	2019
Bloomington	11300 Hampshire Avenue South	—	8,582	1,702	23	8,605	1,702	10,307	(1,044)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(1,608)	2016
Carlos	4750 County Road 13 NE	—	5,855	960	151	6,006	960	6,966	(1,608)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(763)	2019
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	—	10,397	2,327	12,724	(36)	2020
Maple Grove	6250 Sycamore Lane North	—	6,634	969	473	7,107	969	8,076	(1,045)	2017
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,062	4,554	1,494	6,048	(624)	2018
New Hope	5520 North Highway 169	—	1,902	1,919	449	2,351	1,919	4,270	(546)	2013
Oakdale	550 Hale Avenue	—	6,556	647	10	6,566	647	7,213	(473)	2019
Oakdale	585-595 Hale Avenue	—	5,028	1,396	126	5,154	1,396	6,550	(462)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(668)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	—	5,855	1,109	6,964	(277)	2019
Plymouth	6075 Trenton Lane North	—	6,961	1,569	—	6,961	1,569	8,530	(349)	2019
Rogers	19850 Diamond Lake Road	—	10,429	1,671	238	10,667	1,671	12,338	(2,663)	2011
Savage	14399 Huntington Avenue	—	3,836	3,194	1,064	4,900	3,194	8,094	(1,325)	2014
Shakopee	1451 Dean Lakes Trail	—	12,496	927	—	12,496	927	13,423	(450)	2019
South Saint Paul	411 Farwell Avenue	—	14,975	2,378	329	15,304	2,378	17,682	(1,600)	2018
Mississippi
Southaven	228 Access Drive	—	28,566	1,000	—	28,566	1,000	29,566	(220)	2020
Missouri
Earth City	1 American Eagle Plaza	—	2,806	1,123	60	2,866	1,123	3,989	(580)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,380	791	—	9,380	791	10,171	(411)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	1,599	6,629	1,382	8,011	(1,529)	2011
O'Fallon	6705 Keaton Corporate Parkway	—	3,627	1,233	345	3,972	1,233	5,205	(719)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	829	3,408	1,242	4,650	(780)	2011
Nebraska
Omaha	10488 S. 136th Street	—	13,736	1,602	52	13,788	1,602	15,390	(757)	2019
Omaha	9995 I Street	—	3,250	572	—	3,250	572	3,822	(156)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Omaha	10025 I Street	—	2,449	579	80	2,529	579	3,108	(130)	2019
Nevada
Las Vegas	730 Pilot Road	—	12,390	2,615	170	12,560	2,615	15,175	(1,250)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	—	3,259	770	4,029	(401)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(214)	2019
Paradise	6460 Arville St	—	3,415	1,465	251	3,666	1,465	5,131	(218)	2019
Reno	9025 Moya Blvd.	—	3,356	1,372	107	3,463	1,372	4,835	(797)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	977	7,305	938	8,243	(1,350)	2017
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Rd	—	6,683	730	—	6,683	730	7,413	(1,567)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	487	8,957	1,431	10,388	(1,888)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	149	11,001	2,367	13,368	(368)	2019
Burlington	8 Campus Drive	—	15,797	3,267	266	16,063	3,267	19,330	(164)	2015
Burlington	6 Campus Drive	—	19,577	4,030	1,356	20,933	4,030	24,963	(3,851)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,264	2,272	1,417	9,681	2,272	11,953	(1,618)	2017
Lopatcong	190 Strykers Road	—	9,777	1,554	1,599	11,376	1,554	12,930	(1,428)	2011
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	—	6,372	1,121	7,493	(429)	2019
Moorestown	550 Glen Avenue	—	5,714	466	—	5,714	466	6,180	(371)	2019
Moorestown	600 Glen Court	—	4,763	510	—	4,763	510	5,273	(341)	2019
Mt. Laurel	103 Central Avenue	—	6,695	616	—	6,695	616	7,311	(92)	2020
Pedricktown	One Gateway Blvd.	—	10,696	2,414	—	10,696	2,414	13,110	(1,591)	2017
Swedesboro	2165 Center Square Road	—	5,129	1,212	—	5,129	1,212	6,341	(742)	2017
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(699)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,032	3,731	216	3,947	(1,032)	2011
Farmington	5786 Collett Road	—	5,282	410	469	5,751	410	6,161	(1,817)	2007
Gloversville	125 Belzano Drive	(639)	1,299	117	—	1,299	117	1,416	(327)	2012
Gloversville	122 Belzano Drive	(1,033)	2,559	151	73	2,632	151	2,783	(600)	2012
Gloversville	109 Belzano Drive	(738)	1,486	154	46	1,532	154	1,686	(379)	2012
Johnstown	123 Union Avenue	(935)	1,592	216	47	1,639	216	1,855	(374)	2012
Johnstown	231 Enterprise Drive	(762)	955	151	—	955	151	1,106	(287)	2012
Johnstown	150 Enterprise Avenue	(1,426)	1,467	140	—	1,467	140	1,607	(405)	2012
Rochester	2883 Brighton Henrietta Townline Rd	—	6,979	619	—	6,979	619	7,598	(20)	2020
Rochester	1350 Scottsville Road	—	6,746	208	—	6,746	208	6,954	(213)	2020
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(66)	2020
Charlotte	6601 North I-85 Service Road	—	2,342	805	83	2,425	805	3,230	(464)	2014
Charlotte	1401 Tar Heel Road	—	3,961	515	—	3,961	515	4,476	(655)	2015
Charlotte	2027 Gateway Blvd	—	3,654	913	30	3,684	913	4,597	(312)	2018
Charlotte	3115 Beam Road	—	4,839	369	—	4,839	369	5,208	(55)	2020
Durham	2702 Weck Drive	—	2,589	753	31	2,620	753	3,373	(501)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(33)	2020
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(496)	2018
Huntersville	13201 Reese Boulevard Unit 100	—	3,123	1,061	980	4,103	1,061	5,164	(806)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,345	5,208	232	5,440	(1,250)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,226)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(1,055)	2012
Mebane	7110 E. Washington Street	—	4,981	358	932	5,913	358	6,271	(1,162)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	225	5,807	1,091	6,898	(355)	2019
Mooresville	119 Super Sport Drive	—	18,010	4,195	129	18,139	4,195	22,334	(1,962)	2017
Mooresville	313 Mooresville Boulevard	—	7,411	701	437	7,848	701	8,549	(2,278)	2011
Mountain Home	199 N. Egerton Road	—	2,472	523	—	2,472	523	2,995	(546)	2014
Newton	1500 Prodelin Drive	—	7,338	732	1,283	8,621	732	9,353	(1,528)	2011
Pineville	10519 Industrial Drive	—	1,179	392	—	1,179	392	1,571	(253)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(1,602)	2011
Salisbury	913 Airport Road	—	5,284	1,535	1,436	6,720	1,535	8,255	(1,272)	2017
Smithfield	3250 Highway 70 Business West	—	10,657	613	72	10,729	613	11,342	(1,731)	2011
Troutman	279 & 281 Old Murdock Road	—	13,392	802	65	13,457	802	14,259	(1,197)	2018
Winston-Salem	2655 Annapolis Drive	—	10,716	610	16	10,732	610	11,342	(2,327)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(1,257)	2018
Ohio
Bedford Heights	26801 Fargo Ave	—	5,267	837	955	6,222	837	7,059	(973)	2017
Boardman	365 McClurg Rd	—	3,473	282	792	4,265	282	4,547	(1,520)	2007
Columbus	1605 Westbelt Drive	—	5,222	337	37	5,259	337	5,596	(763)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	—	45,112	3,410	48,522	(122)	2020
Columbus	3900-3990 Business Park Drive	—	3,123	489	254	3,377	489	3,866	(973)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	514	6,410	331	6,741	(1,378)	2015
Dayton	2800 Concorde Drive	—	23,725	2,465	—	23,725	2,465	26,190	(3,891)	2017
Etna	8591 Mink Street SW	—	73,402	2,939	—	73,402	2,939	76,341	(574)	2020
Fairborn	1340 E Dayton Yellow Springs Rd	—	5,569	867	252	5,821	867	6,688	(1,474)	2015
Fairfield	4275 Thunderbird Lane	—	2,788	948	827	3,615	948	4,563	(693)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	—	5,337	1,086	6,423	(599)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	1,258	5,064	1,265	6,329	(1,397)	2011
Groveport	5830 Green Pointe Drive South	—	10,828	642	207	11,035	642	11,677	(1,394)	2017
Hilliard	4251 Leap Road	—	7,412	550	376	7,788	550	8,338	(995)	2017
Macedonia	1261 Highland Road	—	8,112	1,690	230	8,342	1,690	10,032	(1,647)	2015
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(957)	2014
North Jackson	500 South Bailey Road	—	4,427	1,528	89	4,516	1,528	6,044	(1,070)	2013
North Jackson	382 Rosemont Road	—	7,681	486	154	7,835	486	8,321	(1,511)	2011
Oakwood Village	26350 Broadway	—	3,041	343	163	3,204	343	3,547	(670)	2015
Salem	800 Pennsylvania Ave	—	7,674	858	1,102	8,776	858	9,634	(2,746)	2006
Seville	276 West Greenwich Road	—	1,591	273	61	1,652	273	1,925	(498)	2011

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,108	6,017	2,161	8,178	(1,308)	2011
Strongsville	12930 Darice Parkway	—	5,750	491	723	6,473	491	6,964	(1,238)	2014
Toledo	1800 Jason Street	—	6,487	213	250	6,737	213	6,950	(1,431)	2012
Twinsburg	8601 Independence Parkway	—	19,772	3,855	—	19,772	3,855	23,627	(203)	2020
Twinsburg	7990 Bavaria Road	—	8,027	590	87	8,114	590	8,704	(2,412)	2007
West Chester	9696 International Blvd	—	8,868	936	—	8,868	936	9,804	(1,343)	2016
West Jefferson	1550 West Main Street	—	70,213	2,015	—	70,213	2,015	72,228	(3,747)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	49	2,260	746	3,006	(572)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,373	10,572	1,614	12,186	(1,844)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(1,548)	2015
Tulsa	10757 East Ute Street	—	7,167	644	—	7,167	644	7,811	(202)	2020
Oregon
Salem	4060 Fairview Industrial Drive	—	3,039	599	780	3,819	599	4,418	(923)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	455	1,827	266	2,093	(456)	2011
Pennsylvania
Allentown	7132 Daniels Drive	—	7,199	1,962	1,300	8,499	1,962	10,461	(1,874)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	—	23,416	1,248	24,664	(1,497)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	—	10,539	935	11,474	(815)	2018
Clinton	2300 Sweeney Drive	—	19,339	—	—	19,339	—	19,339	(2,344)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(1,132)	2018
Clinton	2300 Sweeney Drive Extension	—	16,840	—	310	17,150	—	17,150	(1,447)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(114)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(62)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(145)	2020
Croydon	3001 State Road	—	4,655	829	—	4,655	829	5,484	(378)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	252	5,567	1,000	6,567	(1,171)	2014
Export	1003 Corporate Lane	—	5,604	667	—	5,604	667	6,271	(290)	2019
Imperial	200 Solar Drive	—	22,135	1,762	—	22,135	1,762	23,897	(912)	2019
Lancaster	2919 Old Tree Drive	—	5,134	1,520	919	6,053	1,520	7,573	(1,678)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	379	4,150	1,370	5,520	(846)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(733)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	129	6,456	1,884	8,340	(1,000)	2016
Langhorne	1 Cabot Blvd. East	—	4,203	1,155	40	4,243	1,155	5,398	(151)	2020
Lebanon	1 Keystone Drive	—	5,235	1,380	163	5,398	1,380	6,778	(1,779)	2017
Mechanicsburg	6350 Brackbill Blvd.	—	5,079	1,482	865	5,944	1,482	7,426	(1,254)	2014
Mechanicsburg	6360 Brackbill Blvd.	—	7,042	1,800	285	7,327	1,800	9,127	(1,513)	2014
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	410	8,387	1,452	9,839	(1,720)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	2,441	16,225	843	17,068	(3,349)	2012
New Galilee	1750 Shenango Road	—	25,659	1,127	274	25,933	1,127	27,060	(1,181)	2019
New Kingstown	6 Doughten Road	—	8,625	2,041	583	9,208	2,041	11,249	(1,894)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(742)	2018
O'Hara Township	100 Papercraft Park	(13,829)	18,612	1,435	7,806	26,418	1,435	27,853	(6,481)	2012
Pittston	One Commerce Road	—	19,603	677	—	19,603	677	20,280	(2,383)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	281	5,575	1,708	7,283	(899)	2016
Warrendale	410-426 Keystone Drive	—	12,111	1,853	—	12,111	1,853	13,964	(873)	2018
Williamsport	3300 Wahoo Drive	—	6,600	448	—	6,600	448	7,048	(2,065)	2013
York	2925 East Market Street	—	14,538	2,152	240	14,778	2,152	16,930	(1,904)	2017
York	57 Grumbacher Road	—	15,049	966	2	15,051	966	16,017	(1,501)	2018
York	420 Emig Road	—	7,886	869	—	7,886	869	8,755	(593)	2019
South Carolina
Columbia	128 Crews Drive	—	5,171	783	162	5,333	783	6,116	(979)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	1,042	12,023	1,002	13,025	(3,053)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(1,825)	2012
Edgefield	One Tranter Drive	—	938	220	887	1,825	220	2,045	(540)	2012
Fountain Inn	107 Southchase Blvd	—	8,308	766	39	8,347	766	9,113	(994)	2018
Fountain Inn	141 Southchase Blvd	—	14,984	1,878	81	15,065	1,878	16,943	(1,777)	2017
Fountain Inn	111 Southchase Blvd	—	4,260	719	95	4,355	719	5,074	(927)	2016
Gaffney	50 Peachview Blvd	—	4,712	1,233	548	5,260	1,233	6,493	(919)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(1,593)	2019
Greenwood	215 Mill Avenue	(1,328)	1,824	166	545	2,369	166	2,535	(420)	2012
Greenwood	308-310 Maxwell Avenue	(1,131)	1,168	169	673	1,841	169	2,010	(338)	2012
Greer	2501 Highway 101	—	10,841	1,126	658	11,499	1,126	12,625	(1,033)	2018
Greer	8 Shelter Dr	—	4,939	681	2,646	7,585	681	8,266	(803)	2018
Greer	129 Metro Court	—	1,434	129	330	1,764	129	1,893	(351)	2015
Greer	149 Metro Court	—	1,731	128	428	2,159	128	2,287	(355)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(129)	2015
Greer	154 Metro Court	—	2,963	306	941	3,904	306	4,210	(624)	2015
Laurens	103 Cherry Blossom Drive	—	4,033	151	52	4,085	151	4,236	(608)	2015
Piedmont	1100 Piedmont Highway	—	4,152	231	278	4,430	231	4,661	(803)	2015
Piedmont	1102 Piedmont Highway	—	2,127	158	45	2,172	158	2,330	(409)	2015
Piedmont	1104 Piedmont Highway	—	2,166	204	—	2,166	204	2,370	(528)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	1,675	10,935	797	11,732	(723)	2018
Piedmont	1610 Old Grove Road	—	18,960	1,971	—	18,960	1,971	20,931	(1,701)	2019
Rock Hill	2751 Commerce Drive,Unit C	(3,556)	6,146	1,411	543	6,689	1,411	8,100	(1,213)	2016
Rock Hill	1953 Langston Street	—	4,333	1,095	772	5,105	1,095	6,200	(798)	2017
Rock Hill	2225 Williams Industrial Blvd.	—	10,903	1,118	—	10,903	1,118	12,021	(65)	2020
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,575	6,535	957	7,492	(1,072)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	938	4,302	470	4,772	(952)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	2,852	27,052	1,454	28,506	(1,794)	2018
Spartanburg	5675 North Blackstock Road	—	15,100	1,867	166	15,266	1,867	17,133	(3,087)	2016
Spartanburg	950 Brisack Road	—	3,564	342	846	4,410	342	4,752	(896)	2014
Spartanburg	2071 Fryml Drive	—	7,624	663	—	7,624	663	8,287	(475)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Spartanburg	2171 Fryml Drive	—	4,480	530	86	4,566	530	5,096	(313)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	446	16,981	895	17,876	(639)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	944	6,741	493	7,234	(1,533)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	—	4,710	1,157	5,867	(236)	2019
Ware Shoals	100 Holloway Road	(219)	192	133	—	192	133	325	(47)	2012
West Columbia	185 McQueen Street	—	6,946	715	1,543	8,489	715	9,204	(1,786)	2013
West Columbia	610 Kelsey Court	—	9,570	488	—	9,570	488	10,058	(1,348)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(998)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(516)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	—	26,023	1,422	27,445	(1,266)	2019
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(1,352)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	14	2,195	187	2,382	(380)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(784)	2015
Chattanooga	1100 Wisdom Street & 1295 Stuart Street	—	7,959	424	341	8,300	424	8,724	(1,773)	2015
Cleveland	4405 Michigan Ave Road NE	—	3,161	554	84	3,245	554	3,799	(921)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	241	3,342	403	3,745	(632)	2015
Jackson	1094 Flex Drive	—	2,374	230	369	2,743	230	2,973	(763)	2012
Knoxville	2525 Quality Drive	—	3,104	447	46	3,150	447	3,597	(671)	2015
Knoxville	2522 and 2526 Westcott Blvd	—	4,919	472	—	4,919	472	5,391	(478)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	735	8,547	1,117	9,664	(424)	2019
Lebanon	535 Maddox-Simpson Parkway	—	15,890	1,016	50	15,940	1,016	16,956	(1,096)	2019
Loudon	1700 Elizabeth Lee Parkway	—	3,686	170	—	3,686	170	3,856	(743)	2015
Madison	538 Myatt Drive	—	5,758	1,655	1,891	7,649	1,655	9,304	(2,031)	2011
Mascot	9575 Commission Drive	—	3,228	284	26	3,254	284	3,538	(748)	2016
Mascot	2122 Holston Bend Drive	—	3,409	385	611	4,020	385	4,405	(899)	2013
Memphis	4880 East Tuggle Road	—	41,078	2,501	840	41,918	2,501	44,419	(1,913)	2019
Murfreesboro	540 New Salem Road	—	2,819	722	59	2,878	722	3,600	(827)	2014
Nashville	3258 Ezell Pike	—	3,455	547	—	3,455	547	4,002	(684)	2013
Portland	3150 Barry Drive	—	7,748	1,662	66	7,814	1,662	9,476	(1,725)	2012
Vonore	90 Deer Crossing Road	—	7,821	2,355	85	7,906	2,355	10,261	(1,948)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	304	2,678	413	3,091	(887)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,048	6,815	1,246	8,061	(1,414)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	1,659	13,529	4,066	17,595	(2,880)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	942	21,937	1,853	23,790	(1,630)	2018
El Paso	32 Celerity Wagon	—	3,649	—	127	3,776	—	3,776	(594)	2017
El Paso	48 Walter Jones Blvd	—	10,398	—	27	10,425	—	10,425	(1,820)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	830	9,882	1,248	11,130	(1,941)	2014
El Paso	6500 N. Desert Blvd	—	7,518	1,124	302	7,820	1,124	8,944	(1,550)	2014
El Paso	1550 Northwestern Drive	—	14,011	1,854	1,912	15,923	1,854	17,777	(3,051)	2014
El Paso	1701 Northwestern Drive	—	9,897	1,581	1,770	11,667	1,581	13,248	(2,272)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(1,198)	2015
El Paso	47 Butterfield Circle & 12 Leigh Fisher Blvd	—	3,096	—	1,228	4,324	—	4,324	(1,220)	2012
Garland	2901 W. Kingsley Road	—	5,166	1,344	1,491	6,657	1,344	8,001	(1,250)	2014
Houston	7140 West Sam Houston Parkway	—	8,416	1,048	210	8,626	1,048	9,674	(809)	2018
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(635)	2019
Houston	9302 Ley Road	—	8,879	1,236	—	8,879	1,236	10,115	(462)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(508)	2019
Houston	4949 Windfern Road	—	7,790	2,255	47	7,837	2,255	10,092	(1,833)	2013
Houston	1020 Rankin Road	—	4,802	565	957	5,759	565	6,324	(1,360)	2014
Houston	7300 Airport Blvd	—	13,426	2,546	757	14,183	2,546	16,729	(1,381)	2016
Houston	13627 West Hardy	—	4,989	1,502	—	4,989	1,502	6,491	(1,199)	2017
Houston	868 Pear Street	—	5,508	953	—	5,508	953	6,461	(1,105)	2017
Houston	14620 Henry Road	—	7,052	927	66	7,118	927	8,045	(939)	2017
Houston	7049 Brookhollow West Drive	—	9,371	809	—	9,371	809	10,180	(832)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	318	9,774	1,108	10,882	(325)	2019
Humble	18727 Kenswick Drive	—	21,476	2,255	—	21,476	2,255	23,731	(1,050)	2019
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(430)	2019
Katy	21601 Park Row Drive	—	3,487	1,655	—	3,487	1,655	5,142	(188)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(774)	2019
Laredo	13808 Humphrey Road	—	12,410	1,535	—	12,410	1,535	13,945	(1,464)	2017
McAllen	5601 West Military Highway	—	13,549	818	—	13,549	818	14,367	(36)	2020
Mission	802 Trinity Street	—	12,623	1,882	203	12,826	1,882	14,708	(1,190)	2018
Rockwall	3400 Discovery Blvd	—	16,066	2,683	—	16,066	2,683	18,749	(2,227)	2017
Stafford	13720 Stafford Road	—	6,570	339	41	6,611	339	6,950	(692)	2017
Waco	101 Apron Road	—	1,394	—	728	2,122	—	2,122	(548)	2011
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,402	775	—	3,402	775	4,177	(962)	2014
Harrisonburg	4500 Early Road	—	11,057	1,455	1,180	12,237	1,455	13,692	(2,530)	2012
Independence	One Compair Way	(1,234)	2,061	226	—	2,061	226	2,287	(473)	2012
N. Chesterfield	8001 Greenpine Road	—	6,174	1,599	—	6,174	1,599	7,773	(408)	2019
Richmond	5250 Klockner Drive	—	3,801	819	184	3,985	819	4,804	(195)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	—	9,711	2,307	12,018	(484)	2019
Wisconsin
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(318)	2018
Chippewa Falls	911 Kurth Road	—	2,303	133	—	2,303	133	2,436	(621)	2011
Chippewa Falls	1406 Lowater Road	—	518	44	—	518	44	562	(118)	2011
Cudahy	5831 S. Pennsylvania Avenue	—	4,778	1,427	—	4,778	1,427	6,205	(55)	2020
DeForest	505 - 507 Stokely Drive	—	5,298	1,131	547	5,845	1,131	6,976	(774)	2016
Delavan	329 Hallberg Street	—	2,059	127	15	2,074	127	2,201	(126)	2019
Delavan	1714 Hobbs Drive	—	4,696	241	—	4,696	241	4,937	(275)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2020
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(1,510)	2012
East Troy	2761 Buell Drive	—	4,962	304	57	5,019	304	5,323	(935)	2014
Elkhorn	555 Koopman Lane	—	3,941	351	293	4,234	351	4,585	(220)	2019
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(201)	2019
Germantown	N117 W18456 Fulton Drive	—	6,023	442	—	6,023	442	6,465	(487)	2018
Germantown	N106 W13131 Bradley Way	—	3,296	359	222	3,518	359	3,877	(319)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(782)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	—	5,977	1,186	7,163	(1,557)	2014
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(832)	2016
Hudson	2700 Harvey Street	—	7,982	683	6	7,988	683	8,671	(254)	2020
Janesville	2929 Venture Drive	—	17,477	828	1,174	18,651	828	19,479	(4,247)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(825)	2016
Madison	4718 Helgesen Drive	—	6,365	609	—	6,365	609	6,974	(776)	2017
Madison	4722 Helgesen Drive	—	4,518	444	—	4,518	444	4,962	(524)	2017
Mayville	605 Fourth Street	—	4,118	547	330	4,448	547	4,995	(1,676)	2007
Muskego	S64 W15660 Commerce Ctr. Prkwy	—	5,497	394	129	5,626	394	6,020	(184)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(516)	2019
New Berlin	5600 S. Moorland Road	—	6,409	1,068	43	6,452	1,068	7,520	(1,385)	2013
Oak Creek	525 West Marquette Avenue	—	4,350	526	—	4,350	526	4,876	(399)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(532)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,678	841	795	7,473	841	8,314	(718)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,586	439	52	4,638	439	5,077	(470)	2018
Pleasant Prairie	10411 80th Avenue	—	18,219	2,297	—	18,219	2,297	20,516	(904)	2018
Pleasant Prairie	8901 102nd Street	—	4,949	523	440	5,389	523	5,912	(505)	2018
Sun Prairie	1615 Commerce Dr	—	5,809	2,360	2,499	8,308	2,360	10,668	(2,271)	2011
West Allis	2207 S. 114th Street	—	1,757	462	2,024	3,781	462	4,243	(499)	2015
West Allis	2075 S. 114th Street	—	1,848	444	1,426	3,274	444	3,718	(369)	2015
West Allis	2145 S. 114th Street	—	846	252	1,022	1,868	252	2,120	(246)	2015
West Allis	2025 S. 114th Street	—	956	251	714	1,670	251	1,921	(212)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(893)	2014
	Total	$(52,102)	$3,831,931	$492,827	$196,543	$4,028,474	$492,827	$4,521,301	$(495,466)
(1)Balance excludes the unamortized balance of fair market value premiums of approximately $29,000 and unamortized deferred financing fees and debt issuance costs of approximately $0.2 million .
(2)The initial costs of building and improvements is the acquisition costs less asset impairment write-downs, building expansions and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease
As of December 31, 2020, the aggregate cost for federal income tax purposes of investments in real estate was approximately $5.5 billion.

	Year ended December 31,
	2020	2019	2018
Real Estate:
Balance at beginning of period	$3,959,883	$2,966,616	$2,524,112
Additions during period
Other acquisitions	664,616	995,516	565,645
Improvements, etc.	59,702	73,666	34,458
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(152,716)	(43,396)	(150,692)
Write-off of tenant improvements	(5,025)	(22,781)	(1,334)
Asset impairments and involuntary conversion	(5,159)	(9,738)	(5,573)
Balance at the end of the period including assets held for sale	4,521,301	3,959,883	2,966,616
Assets held for sale	(562)	(48,892)	—
Balance at the end of the period excluding assets held for sale	$4,520,739	$3,910,991	$2,966,616
Accumulated Depreciation:
Balance at beginning of period	$393,506	$316,930	$251,943
Additions during period
Depreciation and amortization expense	126,382	107,867	90,320
Other additions	—	—	—
Deductions during period
Disposals	(24,422)	(31,291)	(25,333)
Balance at the end of the period including assets held for sale	495,466	393,506	316,930
Assets held for sale	(118)	(5,873)	—
Balance at the end of the period excluding assets held for sale	$495,348	$387,633	$316,930