Form 10-Q
period 2021-03-31
STAG Industrial, Inc.
filed 2021-05-04
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of common stock outstanding at May 3, 2021 was 159,688,186.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Rental Property:
Land	$500,947	$492,783
Buildings and improvements, net of accumulated depreciation of $524,965 and $495,348, respectively	3,565,366	3,532,608
Deferred leasing intangibles, net of accumulated amortization of $264,103 and $258,005, respectively	490,532	499,802
Total rental property, net	4,556,845	4,525,193
Cash and cash equivalents	18,579	15,666
Restricted cash	3,738	4,673
Tenant accounts receivable	79,956	77,796
Prepaid expenses and other assets	44,841	43,471
Interest rate swaps	3,592	—
Operating lease right-of-use assets	25,016	25,403
Assets held for sale, net	—	444
Total assets	$4,732,567	$4,692,646
Liabilities and Equity
Liabilities:
Unsecured credit facility	$233,000	$107,000
Unsecured term loans, net	970,572	971,111
Unsecured notes, net	573,377	573,281
Mortgage notes, net	56,341	51,898
Accounts payable, accrued expenses and other liabilities	60,600	69,765
Interest rate swaps	32,106	40,656
Tenant prepaid rent and security deposits	27,522	27,844
Dividends and distributions payable	19,657	19,379
Deferred leasing intangibles, net of accumulated amortization of $16,105 and $15,759, respectively	33,559	32,762
Operating lease liabilities	27,717	27,898
Total liabilities	2,034,451	1,921,594
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2021 and December 31, 2020,
Series C, -0- and 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively, 159,082,448 and 158,209,823 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,591	1,582
Additional paid-in capital	3,443,787	3,421,721
Cumulative dividends in excess of earnings	(778,727)	(742,071)
Accumulated other comprehensive loss	(28,143)	(40,025)
Total stockholders’ equity	2,638,508	2,716,207
Noncontrolling interest	59,608	54,845
Total equity	2,698,116	2,771,052
Total liabilities and equity	$4,732,567	$4,692,646

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue
Rental income	$133,825	$118,339
Other income	170	209
Total revenue	133,995	118,548
Expenses
Property	27,002	21,947
General and administrative	12,790	10,373
Depreciation and amortization	58,407	52,688
Other expenses	852	476
Total expenses	99,051	85,484
Other income (expense)
Interest and other income	32	79
Interest expense	(15,358)	(14,864)
Debt extinguishment and modification expenses	(679)	—
Gain on the sales of rental property, net	6,409	46,759
Total other income (expense)	(9,596)	31,974
Net income	$25,348	$65,038
Less: income attributable to noncontrolling interest after preferred stock dividends	473	1,598
Net income attributable to STAG Industrial, Inc.	$24,875	$63,440
Less: preferred stock dividends	1,289	1,289
Less: redemption of preferred stock	2,582	—
Less: amount allocated to participating securities	73	79
Net income attributable to common stockholders	$20,931	$62,072
Weighted average common shares outstanding — basic	158,430	147,570
Weighted average common shares outstanding — diluted	159,126	147,656
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.13	$0.42
Net income per share attributable to common stockholders — diluted	$0.13	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Net income	$25,348	$65,038
Other comprehensive income (loss):
Income (loss) on interest rate swaps	12,150	(30,191)
Other comprehensive income (loss)	12,150	(30,191)
Comprehensive income	37,498	34,847
Income attributable to noncontrolling interest after preferred stock dividends	(473)	(1,598)
Other comprehensive (income) loss attributable to noncontrolling interest	(268)	757
Comprehensive income attributable to STAG Industrial, Inc.	$36,757	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2021
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	680,276	7	21,559	—	—	21,566	—	21,566
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(58,828)	—	(58,828)	(1,436)	(60,264)
Non-cash compensation activity, net	—	95,190	1	(3,214)	(121)	—	(3,334)	6,607	3,273
Redemption of common units to common stock	—	97,159	1	1,622	—	—	1,623	(1,623)	—
Rebalancing of noncontrolling interest	—	—	—	(474)	—	—	(474)	474	—
Other comprehensive income	—	—	—	—	—	11,882	11,882	268	12,150
Net income	—	—	—	—	24,875	—	24,875	473	25,348
Balance, March 31, 2021	$—	159,082,448	$1,591	$3,443,787	$(778,727)	$(28,143)	$2,638,508	$59,608	$2,698,116
Three months ended March 31, 2020
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	5,600,000	56	172,667	—	—	172,723	—	172,723
Dividends and distributions, net	—	—	—	—	(54,822)	—	(54,822)	(896)	(55,718)
Non-cash compensation activity, net	—	73,048	1	(858)	(390)	—	(1,247)	2,618	1,371
Redemption of common units to common stock	—	219,390	2	3,426	—	—	3,428	(3,428)	—
Rebalancing of noncontrolling interest	—	—	—	(3,293)	—	—	(3,293)	3,293	—
Other comprehensive loss	—	—	—	—	—	(29,434)	(29,434)	(757)	(30,191)
Net income	—	—	—	—	63,440	—	63,440	1,598	65,038
Balance, March 31, 2020	$75,000	148,708,031	$1,487	$3,142,495	$(714,799)	$(47,860)	$2,456,323	$60,791	$2,517,114
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$25,348	$65,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,407	52,688
Non-cash portion of interest expense	487	676
Amortization of above and below market leases, net	1,474	984
Straight-line rent adjustments, net	(4,676)	(3,849)
Gain on the sales of rental property, net	(6,409)	(46,759)
Non-cash compensation expense	4,615	2,852
Change in assets and liabilities:
Tenant accounts receivable	3,281	(509)
Prepaid expenses and other assets	(4,132)	(490)
Accounts payable, accrued expenses and other liabilities	(4,613)	390
Tenant prepaid rent and security deposits	(322)	(441)
Total adjustments	48,112	5,542
Net cash provided by operating activities	73,460	70,580
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(81,969)	(100,187)
Additions of land and building and improvements	(10,269)	(16,815)
Acquisitions of other assets	—	(450)
Proceeds from sales of rental property, net	23,884	99,678
Acquisition deposits, net	2,008	500
Acquisitions of deferred leasing intangibles	(13,156)	(18,706)
Net cash used in investing activities	(79,502)	(35,980)
Cash flows from financing activities:
Proceeds from unsecured credit facility	393,000	387,000
Repayment of unsecured credit facility	(267,000)	(308,000)
Proceeds from unsecured term loans	300,000	100,000
Repayment of unsecured term loans	(300,000)	—
Repayment of mortgage notes	(531)	(497)
Payment of loan fees and costs	(2,750)	—
Proceeds from sales of common stock, net	21,639	172,771
Redemption of preferred stock	(75,000)	—
Dividends and distributions	(59,996)	(54,883)
Repurchase and retirement of share-based compensation	(1,342)	(1,472)
Net cash provided by financing activities	8,020	294,919
Increase in cash and cash equivalents and restricted cash	1,978	329,519
Cash and cash equivalents and restricted cash—beginning of period	20,339	11,864
Cash and cash equivalents and restricted cash—end of period	$22,317	$341,383
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$13,471	$12,544
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(4,239)	$—
Acquisitions of deferred leasing intangibles	$(703)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$4,281	$(1,080)
Additions to building and other capital improvements from non-cash compensation	$—	$(8)
Assumption of mortgage notes	$5,103	$—
Fair market value adjustment to mortgage notes acquired	$(161)	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$879	$(62)
Dividends and distributions accrued	$19,657	$18,301
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2021 and December 31, 2020, the Company owned a 97.8% and 98.0%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2021, the Company owned 494 buildings in 39 states with approximately 99.1 million rentable square feet, consisting of 414 warehouse/distribution buildings, 72 light manufacturing buildings, and eight flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. The Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021. In addition, the Company did not enter into any rent deferral agreements during the three months ended March 31, 2021. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$18,579	$15,666
Restricted cash	3,738	4,673
Total cash and cash equivalents and restricted cash	$22,317	$20,339

Incentive and Equity-Based Employee Compensation Plans

On January 7, 2021, the Company adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period under the terms of the Vesting Program, the Company accelerates equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively. The adoption of the Vesting Program resulted in an increase to general and administrative expenses of approximately $1.5 million for the three months ended March 31, 2021 due to the acceleration of equity-based compensation expense for certain eligible employees. The Company estimates that the adoption of the Vesting Program will result in an increase in general and administrative expenses of approximately $2.4 million for the year ending December 31, 2021.

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiary did not have any activity during the three months ended March 31, 2021 and 2020.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.4 million and $0.4 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

Uncertain Tax Positions

As of March 31, 2021 and December 31, 2020, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2021 and December 31, 2020.

Rental Property (in thousands)	March 31, 2021	December 31, 2020
Land	$500,947	$492,783
Buildings, net of accumulated depreciation of $347,390 and $327,043, respectively	3,242,182	3,195,439
Tenant improvements, net of accumulated depreciation of $25,333 and $24,891, respectively	42,290	43,684
Building and land improvements, net of accumulated depreciation of $152,242 and $143,414, respectively	274,135	275,433
Construction in progress	6,759	18,052
Deferred leasing intangibles, net of accumulated amortization of $264,103 and $258,005, respectively	490,532	499,802
Total rental property, net	$4,556,845	$4,525,193

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2021. The Company accounted for all of its acquisitions as asset acquisitions.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	$100,228
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2021 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$9,766	N/A
Buildings	71,738	N/A
Tenant improvements	757	N/A
Building and land improvements	3,947	N/A
Deferred leasing intangibles - In-place leases	9,813	8.7
Deferred leasing intangibles - Tenant relationships	4,704	11.5
Deferred leasing intangibles - Above market leases	1,975	15.0
Deferred leasing intangibles - Below market leases	(2,633)	5.9
Below market assumed debt adjustment	161	18.8
Total purchase price	$100,228
Less: Mortgage notes assumed	(5,103)
Net assets acquired	$95,125

On February 25, 2021, the Company assumed a mortgage note of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

The following table summarizes the results of operations for the three months ended March 31, 2021 for the buildings acquired during the three months ended March 31, 2021 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2021
Total revenue	$1,287
Net income	$23

Dispositions

During the three months ended March 31, 2021, the Company sold four buildings to third parties comprised of approximately 0.5 million rentable square feet with a net book value of approximately $17.5 million. These buildings contributed approximately $10,000 and $0.4 million to revenue for the three months ended March 31, 2021 and 2020, respectively. These buildings contributed approximately $0.1 million and $0.1 million to net loss (exclusive of gain on the sales of rental property, net) for the three months ended March 31, 2021 and 2020, respectively. Net proceeds from the sales of rental property were approximately $23.9 million and the Company recognized the full gain on the sales of rental property, net, of approximately $6.4 million for the three months ended March 31, 2021.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$92,406	$(35,251)	$57,155	$92,125	$(33,629)	$58,496
Other intangible lease assets	662,229	(228,852)	433,377	665,682	(224,376)	441,306
Total deferred leasing intangible assets	$754,635	$(264,103)	$490,532	$757,807	$(258,005)	$499,802

Below market leases	$49,664	$(16,105)	$33,559	$48,521	$(15,759)	$32,762
Total deferred leasing intangible liabilities	$49,664	$(16,105)	$33,559	$48,521	$(15,759)	$32,762

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2021	2020
Net decrease to rental income related to above and below market lease amortization	$1,480	$990
Amortization expense related to other intangible lease assets	$22,447	$20,302

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2021 as of March 31, 2021.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2021	$56,927	$517
2022	$67,300	$483
2023	$58,725	$983
2024	$49,665	$1,452
2025	$42,085	$1,283

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2021 and December 31, 2020.

Loan	Principal Outstanding as of March 31, 2021 (in thousands)	Principal Outstanding as of December 31, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$233,000	$107,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	233,000	107,000

Unsecured term loans:
Unsecured Term Loan A	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	3.11%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.28%	February 5, 2026	i
Total unsecured term loans	975,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,428)	(3,889)
Total carrying value unsecured term loans, net	970,572	971,111

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000	575,000
Total unamortized deferred financing fees and debt issuance costs	(1,623)	(1,719)
Total carrying value unsecured notes, net	573,377	573,281

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	48,063	48,546	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,527	3,556	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	5,087	—	3.71%	October 1, 2039	ii
Total mortgage notes	56,677	52,102
Net unamortized fair market value premium (discount)	(134)	29
Total unamortized deferred financing fees and debt issuance costs	(202)	(233)
Total carrying value mortgage notes, net	56,341	51,898
Total / weighted average interest rate(5)	$1,833,290	$1,703,290	3.05%
(1)Interest rate as of March 31, 2021. At March 31, 2021, the one-month LIBOR (“L”) was 0.11113%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.5 million and $1.6 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2021 was approximately $514.4 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the

Company’s indebtedness was approximately $7.9 million and $6.3 million as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2021	2020
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$487	$676
Facility, unused, and other fees	$386	$364

On February 25 2021, the Company assumed a mortgage note with United of Omaha Life Insurance Company of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY, which serves as collateral for the debt. The debt matures on October 1, 2039 and bears interest at 3.71% per annum. The assumed debt was recorded at fair value and a fair value discount of approximately $0.2 million was recorded during three months ended March 31, 2021. The fair value of debt was determined by discounting the future cash flows using the current rate of approximately 4.10% at which loans would be made to borrowers with similar credit ratings for loans with similar maturities, terms, and loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a nonrecurring fair value measurement.

On February 5, 2021, the Company entered into an amendment to the unsecured credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. As of March 31, 2021, the unsecured credit facility bore an interest rate of LIBOR plus a spread of 0.90% based on the Company’s debt rating, as defined in the loan agreement. In connection with the Credit Facility Amendment, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility remain unchanged.

On February 5, 2021, the Company entered into an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Amendment to Unsecured Term Loan G provides for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on the Company’s debt ratings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00% and for Base Rate borrowings to 1.00%. As of March 31, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. In connection with the Amendment to Unsecured Term Loan G, the Company incurred approximately $1.6 million in costs which are being deferred and amortized through the new maturity date of February 5, 2026. The Company also incurred approximately $0.7 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Additionally, the Company reversed the previously accrued extension fees of approximately $1.1 million from the amendment to the Unsecured Term Loan G that was entered into on April 17, 2020, which resulted in a decrease to interest expense of approximately $0.3 million. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2021 and December 31, 2020 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $89.0 million and $81.4 million at March 31, 2021 and December 31, 2020, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$233,000	$233,000	$107,000	$107,000
Unsecured term loans	975,000	975,000	975,000	978,448
Unsecured notes	575,000	628,674	575,000	628,575
Mortgage notes	56,677	58,841	52,102	54,485
Total principal amount	1,839,677	$1,895,515	1,709,102	$1,768,508
Net unamortized fair market value premium (discount)	(134)		29
Total unamortized deferred financing fees and debt issuance costs	(6,253)		(5,841)
Total carrying value	$1,833,290		$1,703,290

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

The following table summarizes the Company’s outstanding interest rate swaps as of March 31, 2021. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(426)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(584)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,178)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,206)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(739)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(740)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(740)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(739)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,477)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(83)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(90)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(83)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(91)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(3,585)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(3,582)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(3,582)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,793)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(3,100)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(3,100)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(3,096)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(2,092)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$1,794	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$896	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$902	0.9360%	One-month L	Feb-5-2026

The following table summarizes the fair value of the interest rate swaps outstanding as of March 31, 2021 and December 31, 2020.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2021	Fair Value March 31, 2021	Notional Amount December 31, 2020	Fair Value December 31, 2020
Interest rate swaps-Asset	$300,000	$3,592	$—	$—
Interest rate swaps-Liability	$975,000	$(32,106)	$1,125,000	$(40,656)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $15.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2021	2020
Income (loss) recognized in accumulated other comprehensive loss on interest rate swaps	$7,750	$(31,087)
Loss reclassified from accumulated other comprehensive loss into income as interest expense	$4,400	$896
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$15,358	$14,864

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2021, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $29.2 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

		Fair Value Measurements as of March 31, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$3,592	$—	$3,592	$—
Interest rate swaps-Liability	$(32,106)	$—	$(32,106)	$—

		Fair Value Measurements as of December 31, 2020 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(40,656)	$—	$(40,656)	$—

6. Equity

Preferred Stock

On March 1, 2021, the Company gave notice to redeem all 3,000,000 issued and outstanding shares of the 6.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") on March 31, 2021. The Company redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding, the redemption date. The Company recognized a deemed dividend to the holders of the Series C Preferred Stock of approximately $2.6 million on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 related to redemption costs and the original issuance costs of the Series C Preferred Stock.

The Company has no outstanding preferred stock issuances as of March 31, 2021.

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the three months ended March 31, 2021 and the year ended December 31, 2020.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 9, 2020	$0.4296875	December 31, 2020
September 30	July 9, 2020	0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.7187500

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2021.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$296,244

The table below summarizes the activity under the ATM common stock offering program during the three months ended March 31, 2021 (in thousands, except share data). There was no activity under the ATM common stock offering program during the year ended December 31, 2020.

	Three months ended March 31, 2021
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	680,276	$32.35	$21,785
Total/weighted average	680,276	$32.35	$21,785

Subsequent to March 31, 2021, the Company sold 602,316 shares under the ATM common stock offering program at a price of $34.24 per share, or $20.6 million, and $33.90 per share net of sales agent fees. In addition, on April 5, 2021, the Company sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. The Company does not initially receive any proceeds from the sale of shares on a forward basis. The Company may elect to cash settle or net share settle the forward sale agreement at any time through the scheduled maturity date of April 5, 2022.

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the three months ended March 31, 2021 and the year ended December 31, 2020.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 11, 2021	March 31, 2021	$0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$0.362499

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 9, 2020	December 31, 2020	$0.12	January 15, 2021
November 30	October 9, 2020	November 30, 2020	0.12	December 15, 2020
October 31	October 9, 2020	October 30, 2020	0.12	November 16, 2020
September 30	July 9, 2020	September 30, 2020	0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.44

On April 12, 2021, the Company’s board of directors declared the common stock dividends for the months ending April 30, 2021, May 31, 2021, and June 30, 2021 at a monthly rate of $0.120833 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on January 7, 2021 to certain employees of the Company, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2022. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 7, 2021 pursuant to the 2018 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the three months ended March 31, 2021 and the year ended December 31, 2020.

Unvested Restricted Shares of Common Stock	Shares
Balance at December 31, 2019	193,045
Granted	75,419	(1)
Vested	(81,408)	(2)
Forfeited	(2,166)
Balance at December 31, 2020	184,890
Granted	90,304	(1)
Vested	(72,788)	(2)
Forfeited	—
Balance at March 31, 2021	202,406
(1)The fair value per share on the grant date of January 7, 2021, February 13, 2020, January 8, 2020, was $29.77, $32.64, and $31.49, respectively.
(2)The Company repurchased and retired 25,840 and 34,117 restricted shares of common stock that vested during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

The weighted average grant date fair value of unvested restricted shares of common stock was $27.70 per share at December 31, 2020, $29.77 per share granted during the three months ended March 31, 2021, $26.76 per share vested during the three months ended March 31, 2021, and $28.96 per share at March 31, 2021.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2021 was approximately $5.0 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2021	2020
Vested restricted shares of common stock	72,788	78,010
Fair value of vested restricted shares of common stock (in thousands)	$2,280	$2,463

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the three months ended March 31, 2021 and the year ended December 31, 2020.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,420)	(730,420)	N/A
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(97,159)	97,159	—	N/A
Redemptions from Other Common Units to common stock	—	(97,159)	(97,159)	N/A
Balance at March 31, 2021	2,001,108	1,592,815	3,593,923	2.2%

The weighted average grant date fair value of outstanding LTIP units was $23.49 per unit at December 31, 2020, $28.13 per unit granted during the three months ended March 31, 2021, $21.47 per unit converted during the three months ended March 31, 2021, and $24.53 per unit at March 31, 2021.

LTIP Units

LTIP units granted on January 7, 2021 to non-employee, independent directors, subject to the recipient’s continued service, will vest on January 1, 2022. LTIP units granted on January 7, 2021 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2021. Refer to Note 8 for a discussion of the LTIP units granted on January 7, 2021 pursuant to the 2018 performance units.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2021 (excluding those LTIP units granted pursuant to the 2018 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2021
Expected term (years)	10
Expected volatility	34.0%
Expected dividend yield	5.0%
Risk-free interest rate	0.229%
Fair value of LTIP units at issuance (in thousands)	$4,316
LTIP units at issuance	153,430
Fair value unit price per LTIP unit at issuance	$28.13

The following table summarizes activity related to the Company’s unvested LTIP units for the three months ended March 31, 2021 and the year ended December 31, 2020.

Unvested LTIP Units	LTIP Units
Balance at December 31, 2019	227,348
Granted	278,806
Vested	(294,706)
Forfeited	—
Balance at December 31, 2020	211,448
Granted	405,844
Vested	(183,486)
Forfeited	—
Balance at March 31, 2021	433,806

The weighted average grant date fair value of unvested LTIP units was $26.54 per unit at December 31, 2020, $28.13 per unit granted during the three months ended March 31, 2021, $28.08 per unit vested during the three months ended March 31, 2021, and $27.38 per unit at March 31, 2021.

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2021 was approximately $6.5 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Vested LTIP units	2021	2020
Vested LTIP units	183,486	130,187
Fair value of vested LTIP units (in thousands)	$5,683	$3,861

8. Equity Incentive Plan

On January 7, 2021, the Company granted performance units approved by the compensation committee of the board of directors under the 2011 Plan to certain key employees of the Company. The terms of the performance units granted on January 7, 2021 are substantially the same as the terms of the performance units granted on January 8, 2020, except that the measuring period commenced on January 1, 2021 and ends on December 31, 2023.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2021.

Performance Units	Assumptions
Grant date	January 7, 2021
Expected volatility	34.4%
Expected dividend yield	5.0%
Risk-free interest rate	0.2271%
Fair value of performance units grant (in thousands)	$5,522

On December 31, 2020, the measuring period pursuant to the 2018 performance units concluded, and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 127,671 vested LTIP units and 44,591 vested shares of common stock to the participants (of which 17,731 shares of common stock were repurchased and retired), which were issued on January 7, 2021. The compensation committee of the board of directors also approved the issuance of 124,743 LTIP units and 6,352 restricted shares of common stock that will vest in one year on December 31, 2021, which were issued on January 7, 2021.

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2021 was approximately $10.0 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2021	2020
Restricted shares of common stock	$651	$467
LTIP units	2,408	964
Performance units	1,438	1,307
Director compensation (1)	118	114
Total non-cash compensation expense	$4,615	$2,852
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2021 and 2020. The number of shares of common stock granted is calculated based on the trailing ten days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three months ended March 31, 2021 and 2020 included in the accompanying Consolidated Statements of Operations.

	Three months ended March 31,
Rental Income (in thousands)	2021	2020
Fixed lease payments	$101,179	$90,396
Variable lease payments	29,244	25,006
Straight-line rental income	4,882	3,927
Net decrease to rental income related to above and below market lease amortization	(1,480)	(990)
Total rental income	$133,825	$118,339

The Company evaluates its operating leases to determine if it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term. For those that are not probable of collection, the Company converts to the cash basis of accounting. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term, the Company will reinstate the accrued rent balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the three months ended March 31, 2021, this resulted in a net increase of rental income of approximately $0.1 million for the three months ended March 31, 2021 due to the reversal of a net accrued rent liability and tenants converting from cash basis accounting to accrual basis accounting. Additionally, there was $1.4 million of contractual rental income not received from cash basis tenants partially offset by $1.2 million of previously unrecognized rental income payments received from tenants under the cash basis of accounting during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company did not have any tenants under the cash basis of accounting.

As of March 31, 2021 and December 31, 2020, the Company had accrued rental income of approximately $65.4 million and $60.0 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2021 and December 31, 2020, the Company had approximately $29.9 million and $30.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2021 and December 31, 2020, the Company’s total liability associated with these lease security deposits was approximately $11.4 million and $11.0 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.1 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2021.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2021	$306,057
2022	$382,216
2023	$339,261
2024	$289,904
2025	$240,509
Thereafter	$906,866

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office lease. These leases have remaining lease terms of approximately 5.3 years to 48.6 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Operating Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	29.9	29.9
Weighted average discount rate	6.8%	6.8%

The following table summarizes the operating lease cost recognized during the three months ended March 31, 2021 and 2020 included in the Company’s Consolidated Statements of Operations.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2021	2020
Operating lease cost included in property expense attributable to ground leases	$417	$331
Operating lease cost included in general and administrative expense attributable to corporate office lease	429	318
Total operating lease cost	$846	$649

The following table summarizes supplemental cash flow information related to operating leases recognized during the three months ended March 31, 2021 and 2020 in the Company’s Consolidated Statements of Cash Flows.

	Three months ended March 31,
Operating Leases (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$627	$571
Right-of-use assets obtained in exchange for new lease liabilities	$—	$7,718

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of March 31, 2021.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2021	$1,681
2022	3,188
2023	3,248
2024	3,291
2025	3,336
Thereafter	62,365
Total lease payments	77,109
Less: Imputed interest	(49,392)
Present value of operating lease liabilities	$27,717
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three months ended March 31, 2021 and 2020, there were 198,812 and 181,747, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2021	2020
Numerator
Net income attributable to common stockholders	$20,931	$62,072
Denominator
Weighted average common shares outstanding — basic	158,430	147,570
Effect of dilutive securities(1)
Share-based compensation	350	86
Shares issuable under forward sales agreements	346	—
Weighted average common shares outstanding — diluted	159,126	147,656
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.13	$0.42
Net income per share attributable to common stockholders — diluted	$0.13	$0.42
(1)During the three months ended March 31, 2021 and 2020, there were approximately 199 and 182, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $2.6 million as of March 31, 2021 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

Subsequent to March 31, 2021, the Company sold 602,316 shares under the ATM common stock offering program at a price of $34.24 per share, or $20.6 million, and $33.90 per share net of sales agent fees. In addition, on April 5, 2021, the Company sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. The Company does not initially receive any proceeds from the sale of shares on a forward basis. The Company may elect to cash settle or net share settle the forward sale agreement at any time through the scheduled maturity date of April 5, 2022.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of March 31, 2021 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2021, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021. In addition, we did not enter into any rent deferral agreements during the three months ended March 31, 2021. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. More recent economic measurements show that the U.S. economy is recovering. The ultimate shape of the recovery will depend on many factors, including the length and severity of the COVID-19 pandemic. While there has been a negative impact to our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic is accelerating a number of trends that positively impact industrial demand.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of policies to ease the economic burden of COVID-19 closures on businesses and individuals. In March 2021, the latest major U.S. congressional policy action known as the American Rescue Plan, allocated $1.9 trillion in federal aid focused on individuals and state and local governments. The Federal Reserve continues to be accommodative since it completed two emergency federal funds rate cuts in March 2020 to a range between 0% to 0.25%. Additionally, since entering office in January 2021, the Biden administration and health organizations are heavily focused on curbing the spread of COVID-19 through vaccinations and have made progress toward reaching a large portion of the population. We expect supportive fiscal and monetary policy to continue as needed.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and strong liquidity and access to capital, and that many of our competitors for the assets we purchase tend to be smaller local and regional investors who are likely to be more heavily impacted by interest rates and availability of capital.

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. The COVID-19 pandemic has caused both positive and negative impacts at varying levels across different industries and geographies.

Ultimately, the acceleration in e-commerce brought on by the COVID-19 pandemic, actions taken by federal and state governments and the Federal Reserve in response to the pandemic, and the recent economic recovery has helped industrial space demand remain strong. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets, and after a brief deceleration it has returned to pre-COVID-19 pandemic levels. We have limited exposure to many of the most active development markets. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of March 31, 2021, our Operating Portfolio was approximately 97.2% leased and our SL Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 18.7% during the three months ended March 31, 2021, respectively. Our Cash Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 9.6% during the three months ended March 31, 2021.

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

The following table summarizes our Operating Portfolio leases that commenced during the three months ended March 31, 2021. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended March 31, 2021
New Leases	339,688	$3.90	$4.26	$3.63	8.2%	21.3%	7.5	$0.43
Renewal Leases	2,252,393	$4.45	$4.65	$1.15	9.8%	18.4%	5.1	$0.15
Total/weighted average	2,698,281	$4.38	$4.60	$1.48	9.6%	18.7%	5.4	$0.19
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

Additionally, for the three months ended March 31, 2021, leases commenced totaling 106,200 square feet, respectively, related to the Value Add Portfolio and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.1% of our annualized base rental revenue will expire during the period from April 1, 2021 to March 31, 2022, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be the same as the rates under existing leases expiring during the period April 1, 2021 to March 31, 2022, thereby resulting in approximately the same revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2021, plus available space, for each of the ten calendar years beginning with 2021 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,997,227	—	—	—
Month-to-month leases	4	296,513	0.3%	$1,297	0.3%
Remainder of 2021	41	6,435,657	6.7%	29,109	6.6%
2022	81	8,965,736	9.3%	41,276	9.4%
2023	94	13,302,066	13.8%	55,749	12.7%
2024	75	11,491,656	11.9%	51,330	11.7%
2025	65	10,819,557	11.3%	48,038	10.9%
2026	62	10,454,860	10.9%	49,936	11.4%
2027	31	6,140,219	6.4%	27,076	6.2%
2028	26	4,884,994	5.1%	21,492	4.9%
2029	26	5,879,711	6.1%	27,493	6.3%
2030	19	3,630,206	3.8%	19,303	4.4%
Thereafter	54	13,829,214	14.4%	66,863	15.2%
Total	578	99,127,616	100.0%	$438,962	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of March 31, 2021.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	413	90,423,325	91.2%	97.0%	$394,349	89.8%
Light Manufacturing	72	8,196,470	8.3%	99.1%	41,649	9.5%
Total Operating Portfolio/weighted average	485	98,619,795	99.5%	97.2%	$435,998	99.3%

Value Add/Other	1	75,506	0.1%	100.0%	384	0.1%
Flex/Office	8	432,315	0.4%	43.8%	2,580	0.6%
Total portfolio/weighted average	494	99,127,616	100.0%	97.0%	$438,962	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2021.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	$100,228
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the three months ended March 31, 2021, we sold four buildings comprised of approximately 0.5 million rentable square feet with a net book value of approximately $17.5 million to third parties. Net proceeds from the sales of rental property were approximately $23.9 million and we recognized the full gain on the sales of rental property, net, of approximately $6.4 million for the three months ended March 31, 2021.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2021.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.2%
Philadelphia, PA	6.4%
Greenville/Spartanburg, SC	5.2%
Pittsburgh, PA	4.7%
Milwaukee/Madison, WI	4.3%
Detroit, MI	4.2%
Minneapolis/St Paul, MN	4.2%
Columbus, OH	3.8%
Houston, TX	3.4%
Charlotte, NC	2.9%
West Michigan, MI	2.5%
Indianapolis, IN	2.3%
Boston, MA	2.3%
El Paso, TX	2.1%
Cincinnati/Dayton, OH	2.1%
Cleveland, OH	1.7%
Raleigh/Durham, NC	1.7%
Columbia, SC	1.6%
Westchester/S. Connecticut, CT/NY	1.6%
Kansas City, MO	1.5%
Total	65.7%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2021.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.6%
Containers & Packaging	9.2%
Auto Components	7.3%
Commercial Services & Supplies	5.4%
Internet & Direct Mkt Retail	5.4%
Trading Companies & Distributors (Industrial Goods)	5.2%
Machinery	5.2%
Household Durables	4.2%
Media	4.2%
Distributors (Consumer Goods)	4.0%
Food & Staples Retailing	4.0%
Building Products	3.1%
Food Products	2.8%
Beverages	2.1%
Electronic Equip, Instruments	2.1%
Specialty Retail	2.0%
Textiles, Apparel, Luxury Goods	1.9%
Chemicals	1.8%
Electrical Equipment	1.7%
Road & Rail	1.6%
Total	83.8%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2021.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	4.0%
XPO Logistics, Inc.	5	1.2%
Eastern Metal Supply, Inc.	5	1.1%
TriMas Corporation	4	1.0%
FedEx Corporation	4	1.0%
American Tire Distributors Inc	6	0.9%
Penguin Random House LLC	1	0.9%
Westrock Company	7	0.8%
DS Smith North America	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Ford Motor Company	1	0.8%
Costco Wholesale Corporation	2	0.8%
Carolina Beverage Group	2	0.8%
Packaging Corp of America	5	0.7%
Yanfeng US Automotive Interior	2	0.7%
Schneider Electric USA, Inc.	3	0.7%
Kenco Logistic Services, LLC	2	0.7%
Perrigo Company	2	0.7%
Generation Brands	1	0.6%
DHL Supply Chain	4	0.6%
Total	66	19.6%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting policies and estimates.

Incentive and Equity-Based Employee Compensation Plans

On January 7, 2021, we adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period under the terms of the Vesting Program, we accelerate equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively. The adoption of the Vesting Program resulted in an increase to general and administrative expenses of approximately $1.5 million for the three months ended March 31, 2021 due to the acceleration of equity-based compensation expense for certain eligible employees. We estimate that the adoption of the Vesting Program will result in an increase in general and administrative expenses of approximately $2.4 million for the year ending December 31, 2021.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2019. On March 31, 2021, we owned 424 industrial buildings consisting of 85,539,384 square feet, which represents approximately 86.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.1% to 96.8% as of March 31, 2021 compared to 96.9% as of March 31, 2020.

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2021 and 2020 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2021 and 2020 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019 and our flex/office buildings and Value Add Portfolio.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2021	2020	$	%	2021	2020	2021	2020	2021	2020	$	%
Revenue
Operating revenue
Rental income	$112,824	$110,071	$2,753	2.5%	$16,961	$5,313	$4,040	$2,955	$133,825	$118,339	$15,486	13.1%
Other income	57	170	(113)	(66.5)%	113	4	—	35	170	209	(39)	(18.7)%
Total operating revenue	112,881	110,241	2,640	2.4%	17,074	5,317	4,040	2,990	133,995	118,548	15,447	13.0%
Expenses
Property	22,025	19,173	2,852	14.9%	3,458	1,523	1,519	1,251	27,002	21,947	5,055	23.0%
Net operating income (1)	$90,856	$91,068	$(212)	(0.2)%	$13,616	$3,794	$2,521	$1,739	106,993	96,601	10,392	10.8%
Other expenses
General and administrative									12,790	10,373	2,417	23.3%
Depreciation and amortization									58,407	52,688	5,719	10.9%
Other expenses									852	476	376	79.0%
Total other expenses									72,049	63,537	8,512	13.4%
Total expenses									99,051	85,484	13,567	15.9%
Other income (expense)
Interest and other income									32	79	(47)	(59.5)%
Interest expense									(15,358)	(14,864)	(494)	3.3%
Debt extinguishment and modification expenses									(679)	—	(679)	100.0%
Gain on the sales of rental property, net									6,409	46,759	(40,350)	(86.3)%
Total other income (expense)									(9,596)	31,974	(41,570)	(130.0)%
Net income									$25,348	$65,038	$(39,690)	(61.0)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $39.7 million, or 61.0%, to $25.3 million for the three months ended March 31, 2021, compared to $65.0 million for the three months ended March 31, 2020.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $2.8 million, or 2.5%, to $112.8 million for the three months ended March 31, 2021 compared to $110.1 million for the three months ended March 31, 2020.

Same store lease income increased by $1.0 million, or 1.1%, to $94.3 million for the three months ended March 31, 2021 compared to $93.3 million for the three months ended March 31, 2020. The increase is primarily due to an increase in rental income of approximately $2.4 million due to the execution of new leases and lease renewals with existing tenants, as well as a net decrease in the amortization of net above market leases of approximately $0.2 million. These increases were partially offset by a net reduction of rental income of approximately $0.6 million at properties in which we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. The decrease was also attributable to the reduction of base rent of approximately $1.0 million due to tenant vacancy.

Same store other billings increased by $1.7 million, or 10.1%, to $18.5 million for the three months ended March 31, 2021 compared to $16.8 million for the three months ended March 31, 2020. The increase was attributable to an increase of approximately $0.9 million related to other expense reimbursements due to an increase in corresponding expenses. Additionally, there was an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes and operating expenses directly to respective vendors of approximately of approximately $0.8 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $2.9 million, or 14.9%, to $22.0 million for the three months ended March 31, 2021 compared to $19.2 million for the three months ended March 31, 2020. This increase was primarily related to an increase in real estate taxes levied by the taxing authority of approximately $1.4 million, an increase of $0.9 million related to snow removal expense, and an increase of $0.6 million related to insurance, utility, and other expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2019, we acquired 53 buildings consisting of approximately 11.1 million square feet (excluding one building that was included in the Value Add Portfolio at March 31, 2021 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019), and sold 11 buildings consisting of approximately 3.9 million square feet. For the three months ended March 31, 2021 and 2020, the buildings acquired after December 31, 2019 contributed approximately $13.6 million and $1.5 million to NOI, respectively. For the three months ended March 31, 2021 and 2020, the buildings sold after December 31, 2019 contributed approximately $(40,000) and $2.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

At March 31, 2021, we owned eight flex/office buildings consisting of approximately 0.4 million square feet, one building in our Value Add Portfolio consisting of approximately $0.1 million square feet, and eight buildings consisting of approximately 2.0 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. These buildings contributed approximately $3.0 million and $1.6 million to NOI for the three months ended March 31, 2021 and 2020, respectively. Additionally, there was approximately $(0.5) million and $0.1 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2021 and 2020, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased $8.5 million, or 13.4%, for the three months ended March 31, 2021 to $72.0 million compared to $63.5 million for the three months ended March 31, 2020. The increase is primarily a result of an increase in depreciation and amortization of approximately $5.7 million due to an increase in the depreciable asset base as a result of net acquisitions. Additionally, general and administrative expenses increased by approximately $2.4 million primarily due to the acceleration of equity-based compensation expense for certain eligible employees related to the adoption of the Vesting Program in the amount of approximately $1.5 million. General and administrative expenses also increased due to increases in compensation and other payroll costs. Additionally, other expenses increased approximately $0.4 million due to the settlement of litigation related to a terminated acquisition contract during the COVID-19 pandemic.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, debt extinguishment and modification expense, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total net other expense decreased $41.6 million, or 130.0%, for the three months ended March 31, 2021 to $9.6 million total net other expense compared $32.0 million total net other income for the three months ended March 31, 2020. This decrease is primarily a result of a decrease in the gain on the sales of rental property, net of approximately $40.4 million. This decrease was also attributable an increase of approximately $0.7 million in debt extinguishment and modification expenses related to an amendment to the Unsecured Term Loan G entered into on February 5, 2021, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, interest expense increased approximately $0.5 million, which was primarily attributable to the funding of the Unsecured Term Loan F on March 25, 2020.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2021	2020
Net income	$25,348	$65,038
Rental property depreciation and amortization	58,339	52,617
Gain on the sales of rental property, net	(6,409)	(46,759)
FFO	77,278	70,896
Preferred stock dividends	(1,289)	(1,289)
Redemption of preferred stock	(2,582)	—
Amount allocated to restricted shares of common stock and unvested units	(237)	(221)
FFO attributable to common stockholders and unit holders	$73,170	$69,386

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2021	2020
Net income	$25,348	$65,038
General and administrative	12,790	10,373
Transaction costs	20	51
Depreciation and amortization	58,407	52,688
Interest and other income	(32)	(79)
Interest expense	15,358	14,864
Debt extinguishment and modification expenses	679	—
Other expenses	832	425
Gain on the sales of rental property, net	(6,409)	(46,759)
Net operating income	$106,993	$96,601

Cash Flows

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

The following table summarizes our cash flows for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2021	2020	$	%
Net cash provided by operating activities	$73,460	$70,580	$2,880	4.1%
Net cash used in investing activities	$79,502	$35,980	$43,522	121.0%
Net cash provided by financing activities	$8,020	$294,919	$(286,899)	(97.3)%

Net cash provided by operating activities increased $2.9 million to $73.5 million for the three months ended March 31, 2021 compared to $70.6 million for the three months ended March 31, 2020. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2020, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2020 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $43.5 million to $79.5 million for the three months ended March 31, 2021 compared to $36.0 million for the three months ended March 31, 2020. The increase was primarily attributable to a decrease in proceeds from sales of rental property, net related to the disposition of four buildings during the three months ended March 31, 2021 for net proceeds of approximately $23.9 million, compared to the three months ended March 31, 2020 where we sold three buildings for net proceeds of approximately $99.7 million. This was partially offset by the acquisition of six buildings for a total cash consideration of approximately $95.1 million for the three months ended March 31, 2021 compared to the acquisition of nine buildings for a total cash consideration of approximately $119.3 million for the three months ended March 31, 2020.

Net cash provided by financing activities decreased $286.9 million to $8.0 million for the three months ended March 31, 2021 compared to $294.9 million for the three months ended March 31, 2020. The decrease is primarily attributable to a decrease of net proceeds from the sales of common stock of approximately $151.1 million, the redemption of the Series C Preferred Stock (as defined below) of $75.0 million, and an increase of approximately $5.1 million in dividends paid during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Additionally, the funding of the Unsecured Term Loan F of $100.0 million did not recur during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These decreases were partially offset by a net cash inflow of approximately $47.0 million from our unsecured credit facility.

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

In response to the COVID-19 pandemic, we have worked to ensure that we maintain adequate liquidity. On February 5, 2021 we refinanced the Unsecured Credit Facility and the Unsecured Term Loan G, as discussed in “Indebtedness Outstanding” below. As of March 31, 2021, we had total immediate liquidity of approximately $533.0 million, comprised of $18.6 million of cash and cash equivalents and $514.4 million of immediate availability on our unsecured credit facility. When incorporating the remaining undrawn balance available on our unsecured credit facility and the approximately $137.3 million of forward equity proceeds available to us at our option through November 16, 2021, our total liquidity as of March 31, 2021 was approximately $670.3 million, with a material amount of that liquidity comprised of cash and cash equivalents.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the three months ended March 31, 2021.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 11, 2021	March 31, 2021	$0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$0.362499

On April 12, 2021, our board of directors declared the common stock dividends for the months ending April 30, 2021, May 31, 2021, and June 30, 2021 at a monthly rate of $0.120833 per share of common stock.

During the three months ended March 31, 2021, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the three months ended March 31, 2021.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

On March 1, 2021, we gave notice to redeem all 3,000,000 issued and outstanding shares of the Series C Preferred Stock on March 31, 2021. We redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2021.

Loan	Principal Outstanding as of March 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$233,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	233,000

Unsecured term loans:
Unsecured Term Loan A	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F	200,000	3.11%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.28%	February 5, 2026	i
Total unsecured term loans	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,428)
Total carrying value unsecured term loans, net	970,572

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Total unsecured notes	575,000
Total unamortized deferred financing fees and debt issuance costs	(1,623)
Total carrying value unsecured notes, net	573,377

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	48,063	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,527	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	5,087	3.71%	October 1, 2039	ii
Total mortgage notes	56,677
Less: Net unamortized fair market value discount	(134)
Total unamortized deferred financing fees and debt issuance costs	(202)
Total carrying value mortgage notes, net	56,341
Total / weighted average interest rate(5)	$1,833,290	3.05%

(1)Interest rate as of March 31, 2021. At March 31, 2021, the one-month LIBOR (“L”) was 0.11113%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. The initial maturity date is January 15, 2023, which may be extended pursuant to two six-month extension options exercisable at our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of March 31, 2021 was approximately $514.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2021, we were in compliance with the applicable financial covenants.

On February 25, 2021, we assumed a mortgage note with United of Omaha Life Insurance Company of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY, which serves as collateral for the debt. The debt matures on October 1, 2039 and bears interest at 3.71% per annum. The assumed debt was recorded at fair value and a fair value discount of approximately $0.2 million was recorded. The fair value of debt was determined by discounting the future cash flows using the current rate of approximately 4.10% at which loans would be made to borrowers with similar credit ratings for loans with similar remaining maturities, terms, and loan-to-value ratios. The fair value of the debt is based on Level 3 inputs and is a nonrecurring fair value measurement.

On February 5, 2021, we entered into an amendment to the unsecured credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. As of March 31, 2021, the unsecured credit facility bore an interest rate of LIBOR plus a spread of 0.90% based on our debt rating, as defined in the loan agreement. In connection with the Credit Facility Amendment, we incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility remain unchanged.

On February 5, 2021, we entered into an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Amendment to Unsecured Term Loan G provides for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on our debt ratings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00% and for Base Rate borrowings to 1.00%. As of March 31, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. In connection with the Amendment to Unsecured Term Loan G, we incurred approximately $1.6 million in costs which are being deferred and amortized through the new maturity date of February 5, 2026. We also incurred approximately $0.7 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Additionally, we reversed the previously accrued extension fees of approximately $1.1 million from an amendment to the Unsecured Term Loan G that was entered into on April 17, 2020, which resulted in a decrease to interest expense of approximately $0.3 million. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

The following table summarizes our debt capital structure as of March 31, 2021.

Debt Capital Structure	March 31, 2021
Total principal outstanding (in thousands)	$1,839,677
Weighted average duration (years)	3.6
% Secured debt	3.1%
% Debt maturing next 12 months	8.2%
Net Debt to Real Estate Cost Basis(1)	34.4%
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

Equity

Preferred Stock

On March 1, 2021, we gave notice to redeem all 3,000,000 issued and outstanding shares of the Series C Preferred Stock on March 31, 2021. We redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date. We have no outstanding preferred stock issuances as of March 31, 2021.

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering program as of March 31, 2021. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$296,244

The table below sets forth the activity for the ATM common stock offering programs during the three months ended March 31, 2021 (in thousands, except share data).

	Three months ended March 31, 2021
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Sales Agents’ Fees	Net Proceeds
2019 $600 million ATM	680,276	$32.35	$220	$21,785
Total/weighted average	680,276	$32.35	$220	$21,785

Subsequent to March 31, 2021, we sold 602,316 shares under the ATM common stock offering program at a price of $34.24 per share, or $20.6 million, and $33.90 per share net of sales agent fees. In addition, on April 5, 2021, we sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. We do not initially receive any proceeds from the sale of shares on a forward basis. We may elect to cash settle or net share settle the forward sale agreement at any time through the scheduled maturity date of April 5, 2022.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2021, we owned approximately 97.8% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.2%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of March 31, 2021.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(426)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(584)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(1,178)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(1,206)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(739)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(740)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(740)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(739)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,477)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(83)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(90)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(83)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(91)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(3,585)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(3,582)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(3,582)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,793)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(3,100)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(3,100)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(3,096)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(2,092)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$1,794	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$896	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$902	0.9360%	One-month L	Feb-5-2026

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2021, the fair value of three of our interest rate swaps were in a asset position of approximately $3.6 million, including any adjustment for nonperformance risk related to these agreements. The remaining 21 interest rate swaps were in a liability position of approximately $32.1 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2021, we had $1,208.0 million of variable rate debt. As of March 31, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2021, we had letters of credit related to development projects and certain other agreements of approximately $2.6 million. As of March 31, 2021, we had no other material off-balance sheet arrangements.

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

As of March 31, 2021, we had $1,208.0 million of variable rate debt outstanding. As of March 31, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $233.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $233.0 million on our unsecured credit facility for the year ended March 31, 2021, our interest expense would have increased by approximately $0.6 million for the year ended March 31, 2021.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 10, 2021.

We may be adversely affected by developments in the LIBOR market or the use of alternative reference rates.

As of March 31, 2021, approximately 65.7% or $1,208.0 million of our outstanding debt was indexed to LIBOR. On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that U.S. dollar LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. For example, if sufficient banks decline to make submissions to the LIBOR administrator, LIBOR may become unavailable and the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in, among other things, (i) a sudden or prolonged increase or decrease in reported LIBOR, (ii) a delay in the publication of LIBOR, (iii) higher interest obligations arising from such successor benchmark, (iv) changes in the rules or methodologies for determining LIBOR in the overall debt capital markets, which may discourage market participants from continuing to administer or to participate in variable rate debt tied to LIBOR or such successor benchmark, (v) the introduction of financial products and changes in market practices, which may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate, (vi) additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR, and (vii) adjustments to systems and mathematical models to properly process and account for alternative rates, which may strain the model risk management and information technology functions and result in substantial incremental costs. If LIBOR as determined in accordance with the terms of our particular debt is no longer available, whether before or after June 30, 2023, the interest rates on such debt would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form.

We are monitoring and evaluating the risks related to our debt indexed to LIBOR, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2021, the Operating Partnership issued 97,159 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2021, we issued 97,159 shares of common stock upon redemption of 97,159 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended March 31, 2021, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	$43,571	$30.88	$—	$—
February 1, 2021 - February 28, 2021	$—	$—	$—	$—
March 1, 2021 - March 31, 2021	$—	$—	$—	$—
Total/weighted average	$43,571	$30.88	$—	$—
(1)Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended March 31, 2021, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Appointment of Certain Officers

On May 3, 2021, our board of directors promoted William R. Crooker to the position of President, Chief Financial Officer and Treasurer, effective immediately.

Mr. Crooker has served as our Chief Financial Officer, Executive Vice President and Treasurer since 2016. Previously, Mr. Crooker served as our Chief Accounting Officer from 2011 to 2016 and Senior Vice President of Capital Markets from 2015 to 2016. Prior to the formation of the Company and its initial public offering, Mr. Crooker served as Chief Accounting Officer for a predecessor entity STAG Capital Partners, LLC from 2010 to 2011, where he was responsible for accounting, tax and financial reporting. From 2002 to 2010, Mr. Crooker worked for KPMG LLP in its real estate practice, focusing primarily on publicly-traded REITs. Mr. Crooker is a certified public accountant and received his Bachelor of Science degree from Bentley University.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	STAG Industrial, Inc. Employee Retirement Vesting Program (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.2 *
First Amendment to Credit Agreement, dated as of February 5, 2021, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

10.3 *
First Amendment to Term Loan Agreement, dated as of February 5, 2021, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto

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

STAG INDUSTRIAL, INC.

Date: May 4, 2021	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer, Senior Vice President (Principal Accounting Officer)