Form 10-Q
period 2021-09-30
STAG Industrial, Inc.
filed 2021-10-28
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of common stock outstanding at October 27, 2021 was 169,771,263.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Rental Property:
Land	$560,434	$492,783
Buildings and improvements, net of accumulated depreciation of $582,202 and $495,348, respectively	3,923,301	3,532,608
Deferred leasing intangibles, net of accumulated amortization of $266,737 and $258,005, respectively	508,314	499,802
Total rental property, net	4,992,049	4,525,193
Cash and cash equivalents	42,001	15,666
Restricted cash	4,172	4,673
Tenant accounts receivable	88,023	77,796
Prepaid expenses and other assets	63,340	43,471
Interest rate swaps	2,055	—
Operating lease right-of-use assets	24,382	25,403
Assets held for sale, net	—	444
Total assets	$5,216,022	$4,692,646
Liabilities and Equity
Liabilities:
Unsecured credit facility	$49,000	$107,000
Unsecured term loans, net	971,274	971,111
Unsecured notes, net	896,809	573,281
Mortgage notes, net	55,446	51,898
Accounts payable, accrued expenses and other liabilities	82,605	69,765
Interest rate swaps	25,230	40,656
Tenant prepaid rent and security deposits	32,408	27,844
Dividends and distributions payable	20,932	19,379
Deferred leasing intangibles, net of accumulated amortization of $19,173 and $15,759, respectively	33,456	32,762
Operating lease liabilities	27,859	27,898
Total liabilities	2,195,019	1,921,594
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at September 30, 2021 and December 31, 2020,
Series C, -0- and 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at September 30, 2021 and December 31, 2020, 169,712,271 and 158,209,823 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,697	1,582
Additional paid-in capital	3,796,275	3,421,721
Cumulative dividends in excess of earnings	(815,449)	(742,071)
Accumulated other comprehensive loss	(22,901)	(40,025)
Total stockholders’ equity	2,959,622	2,716,207
Noncontrolling interest	61,381	54,845
Total equity	3,021,003	2,771,052
Total liabilities and equity	$5,216,022	$4,692,646

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Rental income	$140,277	$117,247	$411,907	$353,057
Other income	1,837	48	2,629	403
Total revenue	142,114	117,295	414,536	353,460
Expenses
Property	26,742	20,817	79,100	63,156
General and administrative	12,668	9,537	38,036	29,316
Depreciation and amortization	59,246	53,921	174,985	160,215
Loss on impairments	—	3,172	—	3,172
Other expenses	821	436	2,184	1,500
Total expenses	99,477	87,883	294,305	257,359
Other income (expense)
Interest and other income	30	165	92	400
Interest expense	(15,746)	(15,928)	(46,377)	(46,125)
Debt extinguishment and modification expenses	—	—	(679)	(834)
Gain on involuntary conversion	—	1,500	—	2,157
Gain on the sales of rental property, net	22,662	9,060	35,047	56,864
Total other income (expense)	6,946	(5,203)	(11,917)	12,462
Net income	$49,583	$24,209	$108,314	$108,563
Less: income attributable to noncontrolling interest after preferred stock dividends	1,067	466	2,273	2,471
Net income attributable to STAG Industrial, Inc.	$48,516	$23,743	$106,041	$106,092
Less: preferred stock dividends	—	1,289	1,289	3,867
Less: redemption of preferred stock	—	—	2,582	—
Less: amount allocated to participating securities	72	68	219	204
Net income attributable to common stockholders	$48,444	$22,386	$101,951	$102,021
Weighted average common shares outstanding — basic	162,652	148,997	160,288	148,412
Weighted average common shares outstanding — diluted	163,462	149,905	160,869	148,865
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.30	$0.15	$0.64	$0.69
Net income per share attributable to common stockholders — diluted	$0.30	$0.15	$0.63	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$49,583	$24,209	$108,314	$108,563
Other comprehensive income (loss):
Income (loss) on interest rate swaps	3,923	4,927	17,505	(27,273)
Other comprehensive income (loss)	3,923	4,927	17,505	(27,273)
Comprehensive income	53,506	29,136	125,819	81,290
Income attributable to noncontrolling interest after preferred stock dividends	(1,067)	(466)	(2,273)	(2,471)
Other comprehensive (income) loss attributable to noncontrolling interest	(82)	(145)	(381)	644
Comprehensive income attributable to STAG Industrial, Inc.	$52,357	$28,525	$123,165	$79,463

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended September 30, 2021
Balance, June 30, 2021	$—	160,315,538	$1,603	$3,486,942	$(804,113)	$(26,742)	$2,657,690	$59,212	$2,716,902
Proceeds from sales of common stock, net	—	9,350,395	93	308,408	—	—	308,501	—	308,501
Dividends and distributions, net	—	—	—	—	(59,852)	—	(59,852)	(1,278)	(61,130)
Non-cash compensation activity, net	—	(5,646)	—	2,085	—	—	2,085	1,139	3,224
Redemption of common units to common stock	—	51,984	1	862	—	—	863	(863)	—
Rebalancing of noncontrolling interest	—	—	—	(2,022)	—	—	(2,022)	2,022	—
Other comprehensive income	—	—	—	—	—	3,841	3,841	82	3,923
Net income	—	—	—	—	48,516	—	48,516	1,067	49,583
Balance, September 30, 2021	$—	169,712,271	$1,697	$3,796,275	$(815,449)	$(22,901)	$2,959,622	$61,381	$3,021,003
Three months ended September 30, 2020
Balance, June 30, 2020	$75,000	148,941,121	$1,489	$3,148,163	$(750,770)	$(49,837)	$2,424,045	$56,272	$2,480,317
Proceeds from sales of common stock, net	—	—	—	(21)	—	—	(21)	—	(21)
Dividends and distributions, net	—	—	—	—	(55,010)	—	(55,010)	(1,411)	(56,421)
Non-cash compensation activity, net	—	3,518	—	1,972	—	—	1,972	981	2,953
Redemption of common units to common stock	—	282,374	3	4,453	—	—	4,456	(4,456)	—
Rebalancing of noncontrolling interest	—	—	—	704	—	—	704	(704)	—
Other comprehensive income	—	—	—	—	—	4,782	4,782	145	4,927
Net income	—	—	—	—	23,743	—	23,743	466	24,209
Balance, September 30, 2020	$75,000	149,227,013	$1,492	$3,155,271	$(782,037)	$(45,055)	$2,404,671	$51,293	$2,455,964

Nine months ended September 30, 2021
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	11,238,685	112	371,748	—	—	371,860	—	371,860
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(176,716)	—	(176,716)	(7,039)	(183,755)
Non-cash compensation activity, net	—	92,445	1	1,063	(121)	—	943	10,093	11,036
Redemption of common units to common stock	—	171,318	2	2,852	—	—	2,854	(2,854)	—
Rebalancing of noncontrolling interest	—	—	—	(3,682)	—	—	(3,682)	3,682	—
Other comprehensive income	—	—	—	—	—	17,124	17,124	381	17,505
Net income	—	—	—	—	106,041	—	106,041	2,273	108,314
Balance, September 30, 2021	$—	169,712,271	$1,697	$3,796,275	$(815,449)	$(22,901)	$2,959,622	$61,381	$3,021,003
Nine months ended September 30, 2020
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	5,600,000	56	172,579	—	—	172,635	—	172,635
Dividends and distributions, net	—	—	—	—	(164,712)	—	(164,712)	(4,412)	(169,124)
Non-cash compensation activity, net	—	81,316	1	3,084	(390)	—	2,695	4,577	7,272
Redemption of common units to common stock	—	730,104	7	11,535	—	—	11,542	(11,542)	—
Rebalancing of noncontrolling interest	—	—	—	(2,480)	—	—	(2,480)	2,480	—
Other comprehensive loss	—	—	—	—	—	(26,629)	(26,629)	(644)	(27,273)
Net income	—	—	—	—	106,092	—	106,092	2,471	108,563
Balance, September 30, 2020	$75,000	149,227,013	$1,492	$3,155,271	$(782,037)	$(45,055)	$2,404,671	$51,293	$2,455,964
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$108,314	$108,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,985	160,215
Loss on impairments	—	3,172
Gain on involuntary conversion	—	(2,157)
Non-cash portion of interest expense	2,079	2,172
Amortization of above and below market leases, net	2,022	3,629
Straight-line rent adjustments, net	(13,159)	(8,170)
Debt extinguishment and modification expenses	—	834
Gain on the sales of rental property, net	(35,047)	(56,864)
Non-cash compensation expense	12,377	8,736
Change in assets and liabilities:
Tenant accounts receivable	2,163	1,181
Prepaid expenses and other assets	(19,770)	(13,638)
Accounts payable, accrued expenses and other liabilities	17,109	15,038
Tenant prepaid rent and security deposits	3,540	1,420
Total adjustments	146,299	115,568
Net cash provided by operating activities	254,613	224,131
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(574,673)	(162,086)
Additions of land and building and improvements	(27,778)	(39,687)
Acquisitions of other assets	(465)	(450)
Acquisitions of tenant prepaid rent	1,024	—
Acquisitions of operating lease right-of-use assets	—	(2,321)
Proceeds from sales of rental property, net	77,899	121,339
Proceeds from involuntary conversion	—	782
Acquisition deposits, net	(4,482)	(1,124)
Acquisitions of deferred leasing intangibles	(74,508)	(32,815)
Acquisitions of operating lease liabilities	—	2,321
Net cash used in investing activities	(602,983)	(114,041)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,640,000	387,000
Repayment of unsecured credit facility	(1,698,000)	(533,000)
Proceeds from unsecured term loans	300,000	400,000
Repayment of unsecured term loans	(300,000)	(300,000)
Proceeds from unsecured notes	325,000	—
Repayment of mortgage notes	(1,491)	(2,485)
Payment of loan fees and costs	(4,569)	(1,129)
Payment of defeasance fees and other costs	—	(425)
Proceeds from sales of common stock, net	371,819	172,605
Redemption of preferred stock	(75,000)	—
Dividends and distributions	(182,213)	(168,288)
Repurchase and retirement of share-based compensation	(1,342)	(1,472)
Net cash provided by (used in) financing activities	374,204	(47,194)
Increase in cash and cash equivalents and restricted cash	25,834	62,896
Cash and cash equivalents and restricted cash—beginning of period	20,339	11,864
Cash and cash equivalents and restricted cash—end of period	$46,173	$74,760
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$42,562	$41,797
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(4,883)	$(482)
Acquisitions of deferred leasing intangibles	$(791)	$(106)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$2,079	$(3,970)
Additions to building and other capital improvements from non-cash compensation	$—	$(24)
Assumption of mortgage notes	$5,103	$—
Fair market value adjustment to mortgage notes acquired	$(161)	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$1,032	$(1,020)
Dividends and distributions accrued	$20,932	$18,302
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2021 and December 31, 2020, the Company owned a 98.0% and 98.0%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2021, the Company owned 517 buildings in 40 states with approximately 103.4 million rentable square feet, consisting of 441 warehouse/distribution buildings, 69 light manufacturing buildings, and seven flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. The Company did not incur significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021. In addition, the Company did not enter into any rent deferral agreements during the three and nine months ended September 30, 2021. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$42,001	$15,666
Restricted cash	4,172	4,673
Total cash and cash equivalents and restricted cash	$46,173	$20,339

Incentive and Equity-Based Employee Compensation Plans

On January 7, 2021, the Company adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period under the terms of the Vesting Program, the Company accelerates equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively. The adoption of the Vesting Program resulted in an increase (decrease) to general and administrative expenses of approximately $(0.2) million and $2.7 million for the three and nine months ended September 30, 2021, respectively, due to the acceleration of equity-based compensation expense for certain eligible employees. The Company estimates that the adoption of the Vesting Program will result in an increase in general and administrative expenses of approximately $2.3 million for the year ending December 31, 2021.

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiary recognized net loss of approximately $2,000, $6,000, $0 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of $0.4 million, $1.2 million, $0.4 million and $1.3 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, respectively.

Uncertain Tax Positions

As of September 30, 2021 and December 31, 2020, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2021 and December 31, 2020.

Rental Property (in thousands)	September 30, 2021	December 31, 2020
Land	$560,434	$492,783
Buildings, net of accumulated depreciation of $385,994 and $327,043, respectively	3,579,117	3,195,439
Tenant improvements, net of accumulated depreciation of $25,412 and $24,891, respectively	43,029	43,684
Building and land improvements, net of accumulated depreciation of $170,796 and $143,414, respectively	295,414	275,433
Construction in progress	5,741	18,052
Deferred leasing intangibles, net of accumulated amortization of $266,737 and $258,005, respectively	508,314	499,802
Total rental property, net	$4,992,049	$4,525,193

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2021. The Company accounted for all of its acquisitions as asset acquisitions.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	100,228
Indianapolis, IN	May 17, 2021	154,440	1	13,655
Baltimore, MD	May 17, 2021	46,851	1	6,228
Detroit, MI	June 1, 2021	248,040	1	23,786
Green Bay, WI	June 7, 2021	152,000	1	7,249
Phoenix, AZ	June 14, 2021	41,504	1	8,670
Cleveland, OH	June 17, 2021	179,577	1	19,602
Reno/Sparks, NV	June 30, 2021	183,435	1	13,892
Washington, DC	June 30, 2021	193,420	1	17,521
Stockton/Modesto, CA	June 30, 2021	150,000	1	16,118
Three months ended June 30, 2021		1,349,267	9	126,721
Chicago, IL	July 19, 2021	109,355	2	13,341
Chicago, IL	July 20, 2021	207,223	1	23,345
Columbia, SC	July 27, 2021	194,290	1	14,546
South Bay/San Jose, CA	August 9, 2021	75,954	1	26,820
Columbus, OH	August 19, 2021	814,265	2	75,422
Salt Lake City, UT	August 19, 2021	177,071	1	35,141
Greenville/Spartanburg, SC	August 23, 2021	209,461	1	15,317
Indianapolis, IN	August 26, 2021	78,600	1	5,707
Birmingham, AL	August 26, 2021	595,176	1	36,850
Sacramento, CA	August 30, 2021	114,597	1	15,388
Chicago, IL	September 2, 2021	95,482	1	11,799
Chicago, IL	September 16, 2021	506,096	4	50,661
Milwaukee/Madison, WI	September 16, 2021	157,438	1	13,650
Denver, CO	September 24, 2021	195,674	2	39,136
Milwaukee/Madison, WI	September 28, 2021	156,482	1	10,807
Chicago, IL	September 29, 2021	110,035	1	10,585
Boston, MA	September 29, 2021	247,056	2	28,704
Three months ended September 30, 2021		4,044,255	24	427,219
Nine months ended September 30, 2021		6,645,845	39	$654,168
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2021 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$73,967	N/A
Buildings	472,283	N/A
Tenant improvements	3,975	N/A
Building and land improvements	29,042	N/A
Other assets	465	N/A
Deferred leasing intangibles - In-place leases	49,548	8.3
Deferred leasing intangibles - Tenant relationships	25,480	10.9
Deferred leasing intangibles - Above market leases	6,578	11.9
Deferred leasing intangibles - Below market leases	(6,307)	6.5
Below market assumed debt adjustment	161	18.8
Tenant prepaid rent	(1,024)	N/A
Total purchase price	$654,168
Less: Mortgage notes assumed	(5,103)
Net assets acquired	$649,065

On February 25, 2021, the Company assumed a mortgage note of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

The following table summarizes the results of operations for the three and nine months ended September 30, 2021 for the buildings acquired during the nine months ended September 30, 2021 included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Total revenue	$6,009	$9,516
Net income	$169	$476

Dispositions

During the nine months ended September 30, 2021, the Company sold 14 buildings to third parties comprised of approximately 1.6 million rentable square feet with a net book value of approximately $42.9 million. These buildings contributed approximately $1.7 million, $4.0 million, $1.8 million and $5.6 million to revenue for the three and nine months ended September 30, 2021 and 2020, respectively. These buildings contributed approximately $1.3 million, $2.9 million, $0.8 million and $2.8 million to net income (exclusive of gain on the sales of rental property, net) for the three and nine months ended September 30, 2021 and 2020, respectively. Net proceeds from the sales of rental property were approximately $77.9 million and the Company recognized the full gain on the sales of rental property, net, of approximately $35.0 million for the nine months ended September 30, 2021.

Loss on Impairments

During the three and nine months ended September 30, 2021, the Company did not recognize any loss on impairments. During the three and nine months ended September 30, 2020, the Company recognized approximately $3.2 million and $3.2 million, respectively, of loss on impairments related to one building.

Gain on Involuntary Conversion

During the three and nine months ended September 30, 2021, the Company did not recognize any gain on involuntary conversion. During the three and nine months ended September 30, 2020, the Company recognized a gain on involuntary conversion of approximately $1.5 million and $2.2 million, respectively, related to an eminent domain taking of a portion of a parcel of land.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$88,893	$(31,471)	$57,422	$92,125	$(33,629)	$58,496
Other intangible lease assets	686,158	(235,266)	450,892	665,682	(224,376)	441,306
Total deferred leasing intangible assets	$775,051	$(266,737)	$508,314	$757,807	$(258,005)	$499,802

Below market leases	$52,629	$(19,173)	$33,456	$48,521	$(15,759)	$32,762
Total deferred leasing intangible liabilities	$52,629	$(19,173)	$33,456	$48,521	$(15,759)	$32,762

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2021	2020	2021	2020
Net decrease to rental income related to above and below market lease amortization	$229	$1,482	$2,039	$3,646
Amortization expense related to other intangible lease assets	$21,570	$21,780	$65,439	$63,158

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years beginning with 2021 as of September 30, 2021.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2021	$20,710	$114
2022	$75,913	$413
2023	$66,488	$960
2024	$56,515	$1,559
2025	$48,348	$1,386

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2021 and December 31, 2020.

Loan	Principal Outstanding as of September 30, 2021 (in thousands)	Principal Outstanding as of December 31, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$49,000	$107,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	49,000	107,000

Unsecured term loans:
Unsecured Term Loan A(5)	150,000	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D(6)	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(6)	175,000	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F(6)	200,000	200,000	3.11%	January 12, 2025	i
Unsecured Term Loan G(6)	300,000	300,000	1.28%	February 5, 2026	i
Total unsecured term loans	975,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(3,726)	(3,889)
Total carrying value unsecured term loans, net	971,274	971,111

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	—	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	—	2.95%	September 28, 2033	ii
Total unsecured notes	900,000	575,000
Total unamortized deferred financing fees and debt issuance costs	(3,191)	(1,719)
Total carrying value unsecured notes, net	896,809	573,281

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	47,263	48,546	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,462	3,556	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,991	—	3.71%	October 1, 2039	ii
Total mortgage notes	55,716	52,102
Net unamortized fair market value premium (discount)	(134)	29
Total unamortized deferred financing fees and debt issuance costs	(136)	(233)
Total carrying value mortgage notes, net	55,446	51,898
Total / weighted average interest rate(7)	$1,972,529	$1,703,290	3.20%
(1)Interest rate as of September 30, 2021. At September 30, 2021, the one-month LIBOR (“L”) was 0.08025%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of September 30, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $1.9 million and $1.6 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. The initial maturity date was January 15, 2023, which could be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option was subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option was subject to lender consent, assuming proper notice and satisfaction of the conditions. Subsequent to September 30, 2021, on October 26, 2021, the unsecured credit facility was amended. Refer to Note 12 for additional details.
(5)Subsequent to September 30, 2021, on October 26, 2021, the loan agreement for the Unsecured Term Loan A was amended. Refer to Note 12 for additional details.
(6)Subsequent to September 30, 2021, on October 26, 2021, the loan agreements for the Unsecured Term Loan D, Unsecured Term Loan E, Unsecured Term Loan F, and Unsecured Term Loan G were amended. Refer to Note 12 for additional details.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of September 30, 2021 was approximately $697.9 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $8.2 million and $6.3 million as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2021	2020	2021	2020
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$803	$750	$2,079	$2,172
Facility, unused, and other fees	$443	$315	$1,269	$995

On July 8, 2021, the Company entered into a note purchase agreement (the “July 2021 NPA”) for the private placement by the Operating Partnership of $275.0 million senior unsecured notes (the “Series I Unsecured Notes”) maturing September 29, 2031, with a fixed annual interest rate of 2.80%, and $50.0 million senior unsecured notes (the “Series J Unsecured Notes”) maturing September 28, 2033, with a fixed annual interest rate of 2.95%. The July 2021 NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes, plus a financial covenant that requires the Company to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Operating Partnership issued the Series I Unsecured Notes and Series J Unsecured Notes on September 28, 2021. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes.

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

On February 5, 2021, the Company entered into an amendment to the unsecured credit facility (the “February 2021 Credit Facility Amendment”). The February 2021 Credit Facility Amendment provided for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. As of September 30, 2021, the unsecured credit facility bore an interest rate of LIBOR plus a spread of 0.90% based on the Company’s current debt rating (as defined in the credit agreement). In connection with the February 2021 Credit Facility Amendment, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility were not changed by the February 2021 Credit Facility Amendment.

On February 5, 2021, the Company entered into an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Amendment to Unsecured Term Loan G provided for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on the Company’s debt ratings (as defined in the loan agreement). The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00% and for Base Rate borrowings to 1.00%. As of September 30, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. In connection with the Amendment to Unsecured Term Loan G, the Company incurred approximately $1.6 million in costs, which are being deferred and amortized through the new maturity date of February 5, 2026. The Company also incurred approximately $0.7 million of modification expenses, which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Additionally, the Company reversed the previously accrued extension fees of approximately $1.1 million from the amendment to the Unsecured Term Loan G that was entered into on April 17, 2020, which resulted in a decrease to interest expense of approximately $0.3 million. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G were not changed by the Amendment to Unsecured Term Loan G.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2021 and December 31, 2020 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $89.0 million and $81.4 million at September 30, 2021 and December 31, 2020, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$49,000	$49,080	$107,000	$107,000
Unsecured term loans	975,000	978,813	975,000	978,448
Unsecured notes	900,000	951,743	575,000	628,575
Mortgage notes	55,716	57,716	52,102	54,485
Total principal amount	1,979,716	$2,037,352	1,709,102	$1,768,508
Net unamortized fair market value premium (discount)	(134)		29
Total unamortized deferred financing fees and debt issuance costs	(7,053)		(5,841)
Total carrying value	$1,972,529		$1,703,290

The applicable fair value guidance establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the Company’s debt is based on Level 3 inputs.

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

The following table summarizes the Company’s outstanding interest rate swaps as of September 30, 2021. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(217)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(295)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(596)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(610)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(537)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,074)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(68)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(73)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(68)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(74)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,456)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,674)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,674)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(2,672)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(1,798)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$1,024	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$515	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$516	0.9360%	One-month L	Feb-5-2026

The following table summarizes the fair value of the interest rate swaps outstanding as of September 30, 2021 and December 31, 2020.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2021	Fair Value September 30, 2021	Notional Amount December 31, 2020	Fair Value December 31, 2020
Interest rate swaps-Asset	$300,000	$2,055	$—	$—
Interest rate swaps-Liability	$975,000	$(25,230)	$1,125,000	$(40,656)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $13.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2021	2020	2021	2020
Income (loss) recognized in accumulated other comprehensive loss on interest rate swaps	$(78)	$169	$5,171	$(36,167)
Loss reclassified from accumulated other comprehensive loss into income as interest expense	$4,001	$4,758	$12,334	$8,894
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$15,746	$15,928	$46,377	$46,125

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2021, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $23.8 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

		Fair Value Measurements as of September 30, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$2,055	$—	$2,055	$—
Interest rate swaps-Liability	$(25,230)	$—	$(25,230)	$—

		Fair Value Measurements as of December 31, 2020 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(40,656)	$—	$(40,656)	$—

6. Equity

Preferred Stock

On March 1, 2021, the Company gave notice to redeem all 3,000,000 issued and outstanding shares of the 6.875% Series C Cumulative Redeemable Preferred Stock “Series C Preferred Stock”) on March 31, 2021. The Company redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding, the redemption date. The Company recognized a deemed dividend to the holders of the Series C Preferred Stock of approximately $2.6 million on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2021 related to redemption costs and the original issuance costs of the Series C Preferred Stock.

The Company has no outstanding preferred stock issuances as of September 30, 2021.

The following tables summarize the dividends attributable to the Company’s outstanding preferred stock issuances during the three months ended March 31, 2021 and the year ended December 31, 2020.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 9, 2020	$0.4296875	December 31, 2020
September 30	July 9, 2020	0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.7187500

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of September 30, 2021.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$76,482

The table below summarizes the activity under the ATM common stock offering program during the nine months ended September 30, 2021 (in thousands, except share data). There was no activity under the ATM common stock offering program during the year ended December 31, 2020.

	Nine months ended September 30, 2021
ATM Common Stock Offering Program(1)	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	5,110,002	$37.53	$189,974
Total/weighted average	5,110,002	$37.53	$189,974
(1)Excludes ATM issuances on a forward basis that were settled during the period, which are discussed below.

On April 5, 2021, the Company sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. The Company does not initially receive any proceeds from the sale of shares on a forward basis. On September 29, 2021, the Company physically settled in full the forward sales agreements under the ATM common stock offering program by issuing 1,446,760 shares of common stock and received net proceeds of approximately $48.4 million, or $33.4585 per share.

On September 29, 2021, the Company physically settled in full the forward sales agreements completed on November 16, 2020 by issuing the remaining 4,681,923 shares of common stock and received net proceeds of approximately $133.8 million, or $28.5791 per share.

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the nine months ended September 30, 2021 and the year ended December 31, 2020.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 13, 2021	September 30, 2021	$0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.087497

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 9, 2020	December 31, 2020	$0.12	January 15, 2021
November 30	October 9, 2020	November 30, 2020	0.12	December 15, 2020
October 31	October 9, 2020	October 30, 2020	0.12	November 16, 2020
September 30	July 9, 2020	September 30, 2020	0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.44

On October 13, 2021, the Company’s board of directors declared the common stock dividends for the months ending October 31, 2021, November 30, 2021, and December 31, 2021 at a monthly rate of $0.120833 per share of common stock.

Restricted Shares of Common Stock

Restricted shares of common stock granted on January 7, 2021 to certain employees of the Company, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2022. Refer to Note 8 for a discussion of the restricted shares of common stock granted on January 7, 2021 pursuant to the 2018 performance units. The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Unvested Restricted Shares of Common Stock	Shares		Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	193,045		$24.38
Granted	75,419	(1)	$31.60
Vested	(81,408)	(2)	$23.46
Forfeited	(2,166)		$26.92
Balance at December 31, 2020	184,890		$27.70
Granted	90,304	(1)	$29.77
Vested	(72,788)	(2)	$26.76
Forfeited	(9,258)		$30.45
Balance at September 30, 2021	193,148		$28.89
(1)The fair value per share on the grant date of January 7, 2021, February 13, 2020, and January 8, 2020, was $29.77, $32.64, and $31.49, respectively.
(2)The Company repurchased and retired 25,840 and 34,117 restricted shares of common stock that vested during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2021 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2021	2020	2021	2020
Vested restricted shares of common stock	—	—	72,788	78,010
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,280	$2,463

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,420)	(730,420)	N/A
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at September 30, 2021	1,949,124	1,570,640	3,519,764	2.0%

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and are non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2021 (excluding those LTIP units granted pursuant to the 2018 performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2021
Expected term (years)	10
Expected volatility	34.0%
Expected dividend yield	5.0%
Risk-free interest rate	0.229%
Fair value of LTIP units at issuance (in thousands)	$4,316
LTIP units at issuance	153,430
Fair value unit price per LTIP unit at issuance	$28.13

On August 17, 2021, the Company and David G. King, the Company’s Executive Vice President and Director of Real Estate Operations, agreed that Mr. King’s employment with the Company would terminate effective September 17, 2021. Pursuant to the terms and conditions of the executive employment agreement and the several LTIP unit agreements and performance award agreements between the Company and Mr. King, Mr. King received a severance package from the Company, including a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units and eligibility to receive a pro-rated award payment for outstanding performance units. Accordingly, the Company accelerated the expense recognition of Mr. King's unvested LTIP units in the amount of approximately $0.5 million, which is included in general and administrative expenses for the three and nine months ended September 30, 2021 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. King’s performance units will not be recognized. The Company also incurred approximately $1.6 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses during the three and nine months ended September 30, 2021 on the accompanying Consolidated Statements of Operations. Subsequent to September 30, 2021, on October 15, 2021, Mr. King received 57,100 shares of common stock for his pro-rated award payment for outstanding performance units.

The following table summarizes activity related to the Company’s unvested LTIP units for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	227,348	$23.37
Granted	278,806	$29.47
Vested	(294,706)	$26.87
Forfeited	—	$—
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(288,227)	$27.29
Forfeited	—	$—
Balance at September 30, 2021	329,065	$27.84

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2021 was approximately $3.0 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Vested LTIP units	2021	2020	2021	2020
Vested LTIP units	59,406	27,297	288,227	201,442
Fair value of vested LTIP units (in thousands)	$2,424	$832	$9,793	$5,906

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

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and are non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2021.

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

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2021 was approximately $6.4 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,			Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2021		2020	2021		2020
Restricted shares of common stock	$491		$487	$1,728		$1,435
LTIP units	1,163	(1)	981	5,917	(1)	2,923
Performance units	1,434		1,356	4,356		4,004
Director compensation(2)	122		122	363		374
Total non-cash compensation expense	$3,210		$2,946	$12,364		$8,736
(1)Inclusive of approximately $0.5 million non-cash compensation expense during the three and nine months ended September 30, 2021 associated with the severance cost of an executive officer, as discussed in Note 7.
(2)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2021 and 2020. The number of shares of common stock granted is calculated based on the trailing ten days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the three and nine months ended September 30, 2021 and 2020 included in the accompanying Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Rental Income (in thousands)	2021	2020	2021	2020
Fixed lease payments	$106,846	$92,120	$311,803	$273,750
Variable lease payments	29,107	23,757	87,990	74,351
Straight-line rental income	4,553	2,852	14,153	8,602
Net decrease to rental income related to above and below market lease amortization	(229)	(1,482)	(2,039)	(3,646)
Total rental income	$140,277	$117,247	$411,907	$353,057

The Company evaluates its operating leases to determine if it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term. For those that are not probable of collection, the Company converts to the cash basis of accounting. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the accrued rent balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the three and nine months ended September 30, 2021, this resulted in a net increase of rental income of approximately $0 and $0.1 million for the three and nine months ended September 30, 2021 due to the reversal of a net accrued rent liability and tenants converting from cash basis accounting to accrual basis accounting. Additionally, there was $0.1 million and $1.8 million of contractual rental income not received from cash basis tenants partially offset by $0.1 million and $1.4 million of previously unrecognized rental income payments received from past and current tenants under the cash basis of accounting during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, the Company converted to the cash basis of accounting for certain leases which resulted in a reduction of rental income of approximately $0.8 million and $1.7 million for three and nine months ended September 30, 2020, due to the reversal of accrued rent. Additionally, there was $0.9 million and $1.5 million of contractual rental income that was not recognized for payments that were not received from the tenants for the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the Company had accrued rental income of approximately $72.4 million and $60.0 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2021 and December 31, 2020, the Company had approximately $29.9 million and $30.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2021 and December 31, 2020, the Company’s total liability associated with these lease security deposits was approximately $13.2 million and $11.0 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $4.9 million, $15.3 million, $5.0 million and $14.7 million for the three and nine months ended September 30, 2021 and 2020, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2021.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2021	$109,451
2022	$433,061
2023	$394,389
2024	$342,064
2025	$284,758
Thereafter	$1,056,566

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office leases. These leases have remaining lease terms of approximately 1.7 years to 48.1 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

Operating Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	29.3	29.9
Weighted average discount rate	6.8%	6.8%

The following table summarizes the operating lease cost recognized during the three and nine months ended September 30, 2021 and 2020 included in the Company’s Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Operating Lease Cost (in thousands)	2021	2020	2021	2020
Operating lease cost included in property expense attributable to ground leases	$417	$345	$1,251	$1,007
Operating lease cost included in general and administrative expense attributable to corporate office leases	440	424	1,298	1,165
Total operating lease cost	$857	$769	$2,549	$2,172

The following table summarizes supplemental cash flow information related to operating leases recognized during the nine months ended September 30, 2021 and 2020 in the Company’s Consolidated Statements of Cash Flows.

	Nine months ended September 30,
Operating Leases (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,525	$1,728
Right-of-use assets obtained in exchange for new lease liabilities	$146	$7,718

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of September 30, 2021.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2021	$812
2022	3,276
2023	3,285
2024	3,291
2025	3,336
Thereafter	62,365
Total lease payments	76,365
Less: Imputed interest	(48,506)
Present value of operating lease liabilities	$27,859
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three and nine months ended September 30, 2021 and 2020, there were 199,585, 200,192, 189,202 and 186,956, respectively, of unvested restricted shares of common stock on a weighted average basis that were considered participating securities.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income attributable to common stockholders	$48,444	$22,386	$101,951	$102,021
Denominator
Weighted average common shares outstanding — basic	162,652	148,997	160,288	148,412
Effect of dilutive securities(1)
Share-based compensation	810	675	581	375
Shares issuable under forward sales agreements	—	233	—	78
Weighted average common shares outstanding — diluted	163,462	149,905	160,869	148,865
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.30	$0.15	$0.64	$0.69
Net income per share attributable to common stockholders — diluted	$0.30	$0.15	$0.63	$0.69
(1)During the three and nine months ended September 30, 2021 and 2020, there were approximately 200, 200, 189 and 187, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.1 million as of September 30, 2021 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On October 26, 2021, the Company entered into an amendment to the unsecured credit facility (the “October 2021 Credit Facility Amendment”). The October 2021 Credit Facility Amendment provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on the Company’s current debt rating (as defined in the credit agreement) and leverage level. Other than the maturity and interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

On October 26, 2021, the Company entered into an amendment to the Unsecured Term Loan A (the “Amendment to Unsecured Term Loan A”). The Amendment to Unsecured Term Loan A provides for an extension of the maturity date to March 15, 2027 and a reduced current interest rate of LIBOR plus a spread of 0.85% based on the Company’s current debt rating (as defined in the loan agreement) and leverage level. On October 26, 2021, the Company entered into three interest rate swaps with a total notional amount of $150.0 million which fix LIBOR at 1.3045% on the Unsecured Term Loan A. The interest rate swaps become effective on April 1, 2022 (upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan A) and mature on March 15, 2027. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan A remain unchanged.

On October 26, 2021, the Company entered into amendments to the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G that provide for reduced current interest rates on each of the loans of LIBOR plus a spread of 0.85% based on the Company’s current debt rating (as defined in each loan agreement) and leverage level. Other than the interest rate provisions described above, the material terms of the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G remain unchanged.

On October 26, 2021, the Company entered into an amendment to the Unsecured Term Loan D to conform certain provisions of such loan agreement to the unsecured credit facility.

On October 28, 2021, the Company sold a building located in Taunton, MA to a third party for a contractual purchase price of $78.0 million.

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of September 30, 2021 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2021, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

We did not incur significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021. In addition, we did not enter into any rent deferral agreements during the three and nine months ended September 30, 2021. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. More recent economic measurements show that the U.S. economy is recovering. The ultimate shape of the recovery will depend on many factors, including the length and severity of the COVID-19 pandemic and its side-effects such as supply-chain bottlenecks and inflation. While there has been a negative impact to our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic is accelerating a number of trends that positively impact industrial demand.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. As of September 30, 2021, our Operating Portfolio was approximately 96.8% leased and our SL Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 14.7% and 15.8% during the three and nine months ended September 30, 2021, respectively. Our Cash Rent Change on New Leases and Renewal Leases in our Operating Portfolio together grew approximately 8.0% and 8.4% during the three and nine months ended September 30, 2021.

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

The following table summarizes our Operating Portfolio leases that commenced during the three and nine months ended September 30, 2021. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended September 30, 2021
New Leases	1,859,045	$4.26	$4.39	$2.33	8.4%	12.9%	4.4	$0.36
Renewal Leases	1,818,720	$5.10	$5.24	$1.64	7.7%	16.2%	4.9	$0.42
Total/weighted average	3,677,765	$4.68	$4.81	$2.00	8.0%	14.7%	4.6	$0.39
Nine months ended September 30, 2021
New Leases	3,327,309	$4.19	$4.36	$2.30	8.0%	13.9%	5.6	$0.47
Renewal Leases	6,803,405	$4.50	$4.69	$1.27	8.6%	16.7%	5.5	$0.16
Total/weighted average	10,130,714	$4.40	$4.58	$1.60	8.4%	15.8%	5.6	$0.26
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

Additionally, for the three and nine months ended September 30, 2021, leases commenced totaling 0 and 139,064 square feet, respectively, related to the Value Add Portfolio and first generation leasing and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.8% of our annualized base rental revenue will expire during the period from October 1, 2021 to September 30, 2022, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be slightly greater than the rates under existing leases expiring during the period October 1, 2021 to September 30, 2022, thereby resulting in a moderate increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2021, plus available space, for each of the ten calendar years beginning with 2021 and thereafter in our portfolio. The information in the table assumes that tenants exercise no renewal options and no early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,231,435	—	—	—
Month-to-month leases	5	226,315	0.2%	$1,025	0.2%
Remainder of 2021	7	947,696	1.0%	7,281	1.6%
2022	69	7,587,595	7.7%	33,878	7.3%
2023	98	13,522,258	13.6%	58,345	12.6%
2024	87	13,010,446	13.1%	59,802	13.0%
2025	75	11,824,444	11.9%	52,362	11.3%
2026	79	12,744,037	12.8%	60,952	13.2%
2027	47	8,183,450	8.3%	37,628	8.1%
2028	30	5,328,571	5.4%	23,358	5.1%
2029	28	5,969,968	6.0%	28,011	6.1%
2030	25	4,258,474	4.3%	22,156	4.8%
Thereafter	67	15,574,028	15.7%	77,138	16.7%
Total	617	103,408,717	100.0%	$461,936	100.0%

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of September 30, 2021.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	434	93,660,959	90.6%	96.6%	$414,802	89.8%
Light Manufacturing	69	8,361,124	8.1%	99.2%	44,065	9.5%
Total Operating Portfolio/weighted average	503	102,022,083	98.7%	96.8%	$458,867	99.3%

Value Add/Other	7	984,939	1.0%	30.5%	1,666	0.4%
Flex/Office	7	401,695	0.3%	37.4%	1,403	0.3%
Total portfolio/weighted average	517	103,408,717	100.0%	95.9%	$461,936	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2021.

Market (1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	100,228
Indianapolis, IN	May 17, 2021	154,440	1	13,655
Baltimore, MD	May 17, 2021	46,851	1	6,228
Detroit, MI	June 1, 2021	248,040	1	23,786
Green Bay, WI	June 7, 2021	152,000	1	7,249
Phoenix, AZ	June 14, 2021	41,504	1	8,670
Cleveland, OH	June 17, 2021	179,577	1	19,602
Reno/Sparks, NV	June 30, 2021	183,435	1	13,892
Washington, DC	June 30, 2021	193,420	1	17,521
Stockton/Modesto, CA	June 30, 2021	150,000	1	16,118
Three months ended June 30, 2021		1,349,267	9	126,721
Chicago, IL	July 19, 2021	109,355	2	13,341
Chicago, IL	July 20, 2021	207,223	1	23,345
Columbia, SC	July 27, 2021	194,290	1	14,546
South Bay/San Jose, CA	August 9, 2021	75,954	1	26,820
Columbus, OH	August 19, 2021	814,265	2	75,422
Salt Lake City, UT	August 19, 2021	177,071	1	35,141
Greenville/Spartanburg, SC	August 23, 2021	209,461	1	15,317
Indianapolis, IN	August 26, 2021	78,600	1	5,707
Birmingham, AL	August 26, 2021	595,176	1	36,850
Sacramento, CA	August 30, 2021	114,597	1	15,388
Chicago, IL	September 2, 2021	95,482	1	11,799
Chicago, IL	September 16, 2021	506,096	4	50,661
Milwaukee/Madison, WI	September 16, 2021	157,438	1	13,650
Denver, CO	September 24, 2021	195,674	2	39,136
Milwaukee/Madison, WI	September 28, 2021	156,482	1	10,807
Chicago, IL	September 29, 2021	110,035	1	10,585
Boston, MA	September 29, 2021	247,056	2	28,704
Three months ended September 30, 2021		4,044,255	24	427,219
Nine months ended September 30, 2021		6,645,845	39	$654,168
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the nine months ended September 30, 2021, we sold 14 buildings comprised of approximately 1.6 million rentable square feet with a net book value of approximately $42.9 million to third parties. Net proceeds from the sales of rental property were approximately $77.9 million and we recognized the full gain on the sales of rental property, net, of approximately $35.0 million for the nine months ended September 30, 2021.

Geographic Diversification
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2021.

Top 20 Markets (1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.5%
Philadelphia, PA	5.7%
Greenville/Spartanburg, SC	5.1%
Pittsburgh, PA	4.9%
Milwaukee/Madison, WI	4.4%
Columbus, OH	4.4%
Detroit, MI	4.4%
Minneapolis/St Paul, MN	3.7%
Houston, TX	3.2%
Charlotte, NC	2.7%
Boston, MA	2.6%
West Michigan, MI	2.4%
Indianapolis, IN	2.3%
Cincinnati/Dayton, OH	2.1%
El Paso, TX	2.0%
Cleveland, OH	2.0%
Columbia, SC	1.6%
Raleigh/Durham, NC	1.6%
Westchester/So Connecticut, CT/NY	1.6%
Kansas City, MO	1.3%
Total	65.5%
(1) As defined by CoStar.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2021.

Top 20 Tenant Industries (1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.3%
Containers & Packaging	9.0%
Auto Components	7.4%
Internet & Direct Mkt Retail	5.6%
Trading Companies & Distributors (Industrial Goods)	5.4%
Machinery	5.1%
Commercial Services & Supplies	4.5%
Household Durables	4.0%
Food & Staples Retailing	4.0%
Distributors (Consumer Goods)	3.9%
Media	3.5%
Building Products	3.2%
Chemicals	2.3%
Food Products	2.2%
Electronic Equip, Instruments	2.1%
Specialty Retail	2.1%
Beverages	2.0%
Textiles, Apparel, Luxury Good	2.0%
Road & Rail	1.7%
Electrical Equipment	1.7%
Total	83.0%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2021.

Top 20 Tenants (1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.8%
Eastern Metal Supply, Inc.	5	1.1%
GXO Logistics, Inc.	3	1.0%
FedEx Corporation	4	1.0%
American Tire Distributors Inc	6	0.9%
Kenco Logistic Services, LLC	3	0.9%
Penguin Random House LLC	1	0.8%
Westrock Company	7	0.8%
DS Smith North America	2	0.8%
Lippert Component Manufact	4	0.8%
DHL Supply Chain	4	0.8%
LKQ Corporation	4	0.8%
Yanfeng US Automotive Interior	2	0.7%
Ford Motor Company	1	0.7%
Carolina Beverage Group	2	0.7%
Hachette Book Group, Inc.	1	0.7%
Shell Chemical Appalachia LLC	1	0.7%
Costco Wholesale Corporation	2	0.7%
Schneider Electric USA, Inc.	3	0.7%
Packaging Corp of America	5	0.7%
Total	67	19.1%
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

Incentive and Equity-Based Employee Compensation Plans

On January 7, 2021, we adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period under the terms of the Vesting Program, we accelerate equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively. The adoption of the Vesting Program resulted in an increase (decrease) to general and administrative expenses of approximately $(0.2) million and $2.7 million for the three and nine months ended September 30, 2021, respectively, due to the acceleration of equity-based compensation expense for certain eligible employees. We estimate that the adoption of the Vesting Program will result in an increase in general and administrative expenses of approximately $2.3 million for the year ending December 31, 2021.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2019. On September 30, 2021, we owned 414 industrial buildings consisting of 84.4 million square feet, which represents approximately 81.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.8% to 96.5% as of September 30, 2021 compared to 97.3% as of September 30, 2020.

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2021 and 2020 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2021 and 2020 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019 and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2021	2020	$	%	2021	2020	2021	2020	2021	2020	$	%
Revenue
Operating revenue
Rental income	$112,435	$107,112	$5,323	5.0%	$22,842	$7,818	$5,000	$2,317	$140,277	$117,247	$23,030	19.6%
Other income	109	35	74	211.4%	35	13	1,693	—	1,837	48	1,789	3,727.1%
Total operating revenue	112,544	107,147	5,397	5.0%	22,877	7,831	6,693	2,317	142,114	117,295	24,819	21.2%
Expenses
Property	21,463	18,102	3,361	18.6%	3,982	1,780	1,297	935	26,742	20,817	5,925	28.5%
Net operating income (1)	$91,081	$89,045	$2,036	2.3%	$18,895	$6,051	$5,396	$1,382	115,372	96,478	18,894	19.6%
Other expenses
General and administrative									12,668	9,537	3,131	32.8%
Depreciation and amortization									59,246	53,921	5,325	9.9%
Loss on impairments									—	3,172	(3,172)	(100.0)%
Other expenses									821	436	385	88.3%
Total other expenses									72,735	67,066	5,669	8.5%
Total expenses									99,477	87,883	11,594	13.2%
Other income (expense)
Interest and other income									30	165	(135)	(81.8)%
Interest expense									(15,746)	(15,928)	182	(1.1)%
Gain on involuntary conversion									—	1,500	(1,500)	(100.0)%
Gain on the sales of rental property, net									22,662	9,060	13,602	150.1%
Total other income (expense)									6,946	(5,203)	12,149	233.5%
Net income									$49,583	$24,209	$25,374	104.8%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $25.4 million, or 104.8%, to $49.6 million for the three months ended September 30, 2021, compared to $24.2 million for the three months ended September 30, 2020.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $5.3 million, or 5.0%, to $112.4 million for the three months ended September 30, 2021 compared to $107.1 million for the three months ended September 30, 2020.

Same store lease income increased by $2.8 million, or 3.1%, to $93.6 million for the three months ended September 30, 2021 compared to $90.8 million for the three months ended September 30, 2020. The increase is primarily due to an increase in rental income of approximately $2.4 million due to the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.2 million. These increases were also attributable to an increase in rental income of approximately $1.2 million at properties in which, during the three months ended September 30, 2020, we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. There were no reversals of accounts receivable and accrued rent balances during the three months ended September 30, 2021. These increases were partially offset by the reduction of base rent of approximately $1.0 million due to tenant vacancy.

Same store other billings increased by $2.5 million, or 15.1%, to $18.8 million for the three months ended September 30, 2021 compared to $16.3 million for the three months ended September 30, 2020. The increase was attributable to an increase of approximately $1.4 million related to other expense reimbursements due to an increase in corresponding expenses and changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors. Additionally, there was an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $1.1 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by $3.4 million, or 18.6%, to $21.5 million for the three months ended September 30, 2021 compared to $18.1 million for the three months ended September 30, 2020. This increase was primarily related to an increase in real estate taxes of approximately $1.5 million levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority, an increase of $0.9 million in repairs and maintenance expense, and an increase of $1.0 million related to insurance, utility, and other expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2019, we acquired 80 buildings consisting of approximately 15.4 million square feet (excluding seven buildings that were included in the Value Add Portfolio at September 30, 2021 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019), and sold 21 buildings consisting of approximately 5.0 million square feet. For the three months ended September 30, 2021 and 2020, the buildings acquired after December 31, 2019 contributed approximately $17.9 million and $2.7 million to NOI, respectively. For the three months ended September 30, 2021 and 2020, the buildings sold after December 31, 2019 contributed approximately $1.0 million and $3.4 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2021, we owned seven flex/office buildings consisting of approximately 0.4 million square feet, seven buildings in our Value Add Portfolio consisting of approximately 1.0 million square feet, and nine buildings consisting of approximately 2.2 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. These buildings contributed approximately $3.4 million and $1.7 million to NOI for the three months ended September 30, 2021 and 2020, respectively. Additionally, there was approximately $2.0 million and $(0.3) million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2021 and 2020, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $5.7 million, or 8.5%, for the three months ended September 30, 2021 to $72.7 million compared to $67.1 million for the three months ended September 30, 2020. The increase is primarily a result of an increase in depreciation and amortization of approximately $5.3 million due to an increase in the depreciable asset base as a result of net acquisitions. Additionally, general and administrative expenses increased by approximately $3.1 million primarily related to the severance costs of a former executive officer of approximately $2.1 million, as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements. General and administrative expenses also increased due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairments of approximately $3.2 million as there were no loss on impairments recognized during the three months ended September 30, 2021.

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

Total other income (expense) increased $12.1 million, or 233.5%, for the three months ended September 30, 2021 to a total net other income of $6.9 million compared $5.2 million net other expense for the three months ended September 30, 2020. This increase is primarily a result of an increase in the gain on the sales of rental property, net of approximately $13.6 million. This increase was partially offset by a decrease in gain on involuntary conversion of approximately $1.5 million as there was no gain on involuntary conversion recognized during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2021 and 2020 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2021 and 2020 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019 and our flex/office buildings, Value Add Portfolio and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	2021	2020	2021	2020	$	%
Revenue
Operating revenue
Rental income	$337,721	$322,169	$15,552	4.8%	$60,289	$22,216	$13,897	$8,672	$411,907	$353,057	$58,850	16.7%
Other income	307	317	(10)	(3.2)%	179	35	2,143	51	2,629	403	2,226	552.4%
Total operating revenue	338,028	322,486	15,542	4.8%	60,468	22,251	16,040	8,723	414,536	353,460	61,076	17.3%
Expenses
Property	63,625	54,871	8,754	16.0%	11,246	5,069	4,229	3,216	79,100	63,156	15,944	25.2%
Net operating income (1)	$274,403	$267,615	$6,788	2.5%	$49,222	$17,182	$11,811	$5,507	335,436	290,304	45,132	15.5%
Other expenses
General and administrative									38,036	29,316	8,720	29.7%
Depreciation and amortization									174,985	160,215	14,770	9.2%
Loss on impairments									—	3,172	(3,172)	(100.0)%
Other expenses									2,184	1,500	684	45.6%
Total other expenses									215,205	194,203	21,002	10.8%
Total expenses									294,305	257,359	36,946	14.4%
Other income (expense)
Interest and other income									92	400	(308)	(77.0)%
Interest expense									(46,377)	(46,125)	(252)	0.5%
Debt extinguishment and modification expenses									(679)	(834)	155	(18.6)%
Gain on involuntary conversion									—	2,157	(2,157)	(100.0)%
Gain on the sales of rental property, net									35,047	56,864	(21,817)	(38.4)%
Total other income (expense)									(11,917)	12,462	(24,379)	(195.6)%
Net income									$108,314	$108,563	$(249)	(0.2)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $0.2 million, or 0.2%, to $108.3 million for the nine months ended September 30, 2021 compared to $108.6 million for the nine months ended September 30, 2020.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $15.6 million, or 4.8%, to $337.7 million for the nine months ended September 30, 2021 compared to $322.2 million for the nine months ended September 30, 2020.

Same store lease income increased by $8.4 million, or 3.1%, to $281.5 million for the nine months ended September 30, 2021 compared to $273.1 million for the nine months ended September 30, 2020. Approximately $7.0 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants, an increase of approximately $1.5 million due the to impact of inheriting the ownership of a solar panel array on one of our buildings, and a net decrease in the amortization of net above market leases of approximately $0.7 million. These increases were also attributable to an increase in rental income of approximately $3.3 million at properties in which, during the nine months ended September 30, 2020, we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. These reversals of accounts receivable and accrued rent balances decreased during the nine months ended September 30, 2021. These increases were partially offset by the reduction of base rent of approximately $4.1 million due to tenant vacancy.

Same store other billings increased by $7.1 million, or 14.5%, to $56.2 million for the nine months ended September 30, 2021 compared to $49.1 million for the nine months ended September 30, 2020. The increase was attributable to an increase of approximately $3.5 million related to other expense reimbursements due to an increase in corresponding expenses and changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors. Additionally, there was an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $3.6 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by $8.8 million or 16.0% to $63.6 million for the nine months ended September 30, 2021 compared to $54.9 million for the nine months ended September 30, 2020. This increase was primarily related to an increase in real estate taxes of approximately $4.4 million levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority. The increase was also attributable to an increase of $1.3 million in repairs and maintenance expense, an increase in snow removal expense of $0.9 million, and an increase of $2.2 million related to insurance, utility, and other expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2019, we acquired 80 buildings consisting of approximately 15.4 million square feet (excluding seven buildings that were included in the Value Add Portfolio at September 30, 2021 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019), and sold 21 buildings consisting of approximately 5.0 million square feet. For the nine months ended September 30, 2021 and September 30, 2020, the buildings acquired after December 31, 2019 contributed approximately $46.2 million and $6.4 million to NOI, respectively. For the nine months ended September 30,

2021 and September 30, 2020, the buildings sold after December 31, 2019 contributed approximately $3.0 million and $10.8 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At September 30, 2021, we owned seven flex/office buildings consisting of approximately 0.4 million square feet, seven buildings in our Value Add Portfolio consisting of approximately 1.0 million square feet, and nine buildings consisting of approximately 2.2 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. These buildings contributed approximately $9.5 million and $5.1 million to NOI for the nine months ended September 30, 2021 and September 30, 2020, respectively. Additionally, there was $2.3 million and $0.4 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $21.0 million, or 10.8%, to $215.2 million for the nine months ended September 30, 2021 compared to $194.2 million for the nine months ended September 30, 2020. This is primarily a result of an increase in depreciation and amortization of approximately $14.8 million as a result of net acquisitions that increased the depreciable asset base. General and administrative expenses increased by approximately $8.7 million primarily due to the acceleration of equity-based compensation expense for certain eligible employees related to the adoption of the Vesting Program in the amount of approximately $2.7 million. Additionally, general and administrative expenses increased by approximately $2.1 million related to the severance costs of a former executive officer, as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements. General and administrative expenses also increased due to increases in compensation and other payroll costs. Other expenses also increased, and approximately $0.3 million of the increase was primarily due to the settlement of litigation related to a terminated acquisition contract during the COVID-19 pandemic. These increases were partially offset by a decrease in loss on impairments of approximately $3.2 million as there were no loss on impairments recognized during the three months ended September 30, 2021.

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

Total other income (expense) decreased $24.4 million, or 195.6%, to a total net other expense of $11.9 million for the nine months ended September 30, 2021 compared to $12.5 million total net other income for the nine months ended September 30, 2020. This decrease is primarily the result of an decrease in gain on the sales of rental property, net of approximately $21.8 million and a decrease in gain on involuntary conversion of approximately $2.2 million related to an eminent domain taking of a portion of a parcel of land that occurred during the nine months ended September 30, 2020. Additionally, there was a decrease of approximately $0.3 million in interest and other income due to a decreased cash and cash equivalents balance during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2021	2020	2021	2020
Net income	$49,583	$24,209	$108,314	$108,563
Rental property depreciation and amortization	59,195	53,853	174,825	160,007
Loss on impairments	—	3,172	—	3,172
Gain on the sales of rental property, net	(22,662)	(9,060)	(35,047)	(56,864)
FFO	86,116	72,174	248,092	214,878
Preferred stock dividends	—	(1,289)	(1,289)	(3,867)
Redemption of preferred stock	—	—	(2,582)	—
Amount allocated to restricted shares of common stock and unvested units	(206)	(184)	(667)	(590)
FFO attributable to common stockholders and unit holders	$85,910	$70,701	$243,554	$210,421

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2021	2020	2021	2020
Net income	$49,583	$24,209	$108,314	$108,563
General and administrative	12,668	9,537	38,036	29,316
Transaction costs	110	23	189	82
Depreciation and amortization	59,246	53,921	174,985	160,215
Interest and other income	(30)	(165)	(92)	(400)
Interest expense	15,746	15,928	46,377	46,125
Loss on impairments	—	3,172	—	3,172
Gain on involuntary conversion	—	(1,500)	—	(2,157)
Debt extinguishment and modification expenses	—	—	679	834
Other expenses	711	413	1,995	1,418
Gain on the sales of rental property, net	(22,662)	(9,060)	(35,047)	(56,864)
Net operating income	$115,372	$96,478	$335,436	$290,304

Cash Flows

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following table summarizes our cash flows for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2021	2020	$	%
Net cash provided by operating activities	$254,613	$224,131	$30,482	13.6%
Net cash used in investing activities	$602,983	$114,041	$488,942	428.7%
Net cash provided by (used in) financing activities	$374,204	$(47,194)	$421,398	892.9%

Net cash provided by operating activities increased $30.5 million to $254.6 million for the nine months ended September 30, 2021 compared to $224.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2020, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2020 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased $488.9 million to $603.0 million for the nine months ended September 30, 2021 compared to $114.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to the acquisition of 39 buildings for a total cash consideration of approximately $648.6 million for the nine months ended September 30, 2021 compared to the acquisition of 16 buildings for a total cash consideration of approximately $195.4 million for the nine months ended September 30, 2020. The increase is also attributable to a decrease in proceeds from sales of rental property, net related to the disposition of 14 buildings during the nine months ended September 30, 2021 for net proceeds of approximately $77.9 million, compared to the nine months ended September 30, 2020 where we sold five buildings for net proceeds of approximately $121.3 million.

Net cash provided by (used in) financing activities increased $421.4 million to $374.2 million for the nine months ended September 30, 2021 compared to $(47.2) million for the nine months ended September 30, 2020. The increase is primarily attributable to funding of the Series I Unsecured Notes and Series J Unsecured Notes (each as defined below) of $325.0 million, as well as a net cash inflow of approximately $88.0 million from our unsecured credit facility. The increase is also attributable to an increase of net proceeds from the sales of common stock of approximately $199.2 million. These increases were partially offset by the redemption of the Series C Preferred Stock (as defined below) of $75.0 million, and an increase of approximately $13.9 million in dividends paid during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Additionally, the funding of the Unsecured Term Loan F of $100.0 million did not recur during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

Since the start of the COVID-19 pandemic in early-2020, we have worked to ensure that we maintain adequate liquidity. On February 5, 2021, we refinanced our unsecured credit facility and the Unsecured Term Loan G and, on September 28, 2021, we issued the Series I Unsecured Notes and Series J Unsecured Notes (as discussed in “Indebtedness Outstanding” below). Additionally, subsequent to September 30, 2021, on October 26, 2021, we refinanced our unsecured credit facility and several unsecured term loans, as discussed in “Indebtedness Outstanding” below. As of September 30, 2021, we had total immediate liquidity of approximately $739.9 million, comprised of $42.0 million of cash and cash equivalents and $697.9 million of immediate availability on our unsecured credit facility.

In addition, we require funds for future dividends to be paid to our common and preferred stockholders and unit holders in the Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent we have satisfied distribution requirements in order to maintain our REIT status for federal income tax purposes, and may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our outstanding common stock that had a record date during the nine months ended September 30, 2021.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 13, 2021	September 30, 2021	$0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.087497

On October 13, 2021, our board of directors declared the common stock dividends for the months ending October 31, 2021, November 30, 2021, and December 31, 2021 at a monthly rate of $0.120833 per share of common stock.

During the three months ended March 31, 2021, we declared quarterly cumulative dividends on the 6.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at a rate equivalent to the fixed annual rate of $1.71875 per share. The following table summarizes the dividends on the Series C Preferred Stock during the nine months ended September 30, 2021.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2021.

Loan	Principal Outstanding as of September 30, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$49,000	L + 0.90%	January 12, 2024	i
Total unsecured credit facility	49,000

Unsecured term loans:
Unsecured Term Loan A(5)	150,000	3.38%	March 31, 2022	i
Unsecured Term Loan D(6)	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(6)	175,000	3.92%	January 15, 2024	i
Unsecured Term Loan F(6)	200,000	3.11%	January 12, 2025	i
Unsecured Term Loan G(6)	300,000	1.28%	February 5, 2026	i
Total unsecured term loans	975,000
Total unamortized deferred financing fees and debt issuance costs	(3,726)
Total carrying value unsecured term loans, net	971,274

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	900,000
Total unamortized deferred financing fees and debt issuance costs	(3,191)
Total carrying value unsecured notes, net	896,809

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	47,263	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,462	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,991	3.71%	October 1, 2039	ii
Total mortgage notes	55,716
Less: Net unamortized fair market value discount	(134)
Total unamortized deferred financing fees and debt issuance costs	(136)
Total carrying value mortgage notes, net	55,446
Total / weighted average interest rate(7)	$1,972,529	3.20%

(1)Interest rate as of September 30, 2021. At September 30, 2021, the one-month LIBOR (“L”) was 0.08025%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of September 30, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of our unsecured credit facility is $750.0 million. The initial maturity date was January 15, 2023, which could be extended pursuant to two six-month extension options exercisable at our discretion upon advance written notice. Exercise of each six-month option were subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option was subject to lender consent, assuming proper notice and satisfaction of the conditions. Subsequent to September 30, 2021, on October 26, 2021, the credit agreement for our unsecured credit facility was amended (as discussed below).
(5)Subsequent to September 30, 2021, on October 26, 2021, the loan agreement for the Unsecured Term Loan A was amended (as discussed below).
(6)Subsequent to September 30, 2021, on October 26, 2021, the loan agreements for the Unsecured Term Loan D, Unsecured Term Loan E, Unsecured Term Loan F, and Unsecured Term Loan G were amended (as discussed below).

(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of September 30, 2021 was approximately $697.9 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2021, we were in compliance with the applicable financial covenants.

Unsecured Credit Facility

On February 5, 2021, we entered into an amendment to our unsecured credit facility (the “February 2021 Credit Facility Amendment”). The February 2021 Credit Facility Amendment provided for an increase in the aggregate commitments available for borrowing under our unsecured credit facility from $500 million to up to $750 million. As of September 30, 2021, our unsecured credit facility bore an interest rate of LIBOR plus a spread of 0.90% based on our current debt rating (as defined in the credit agreement). In connection with the February 2021 Credit Facility Amendment, we incurred approximately $1.2 million in costs, which are being deferred and amortized through the maturity date of our unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of our unsecured credit facility were not changed by the February 2021 Credit Facility Amendment.

Subsequent to September 30, 2021, on October 26, 2021, we entered into an amendment to our unsecured credit facility (the “October 2021 Credit Facility Amendment”). The October 2021 Credit Facility Amendment provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on our current debt rating (as defined in the credit agreement) and leverage level. Other than the maturity and interest rate provisions described above, the material terms of our unsecured credit facility remain unchanged.

Unsecured Term Loans

On February 5, 2021, we entered into an amendment to the Unsecured Term Loan G (the “Amendment to Unsecured Term Loan G”). The Amendment to Unsecured Term Loan G provided for an extension of the maturity date to February 5, 2026 and a reduced stated interest rate of one-month LIBOR plus a spread that ranges from 0.85% to 1.65% for LIBOR borrowings based on our debt ratings. The Amendment to Unsecured Term Loan G also amended the provision for a minimum interest rate, or floor, for LIBOR borrowings to 0.00% and for Base Rate borrowings to 1.00%. As of September 30, 2021, borrowings under the Unsecured Term Loan G bore interest at LIBOR plus 1.00%. In connection with the Amendment to Unsecured Term Loan G, we incurred approximately $1.6 million in costs, which are being deferred and amortized through the new maturity date of February 5, 2026. We also incurred approximately $0.7 million of modification expenses, which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Additionally, we reversed the previously accrued extension fees of approximately $1.1 million from an amendment to the Unsecured Term Loan G that was entered into on April 17, 2020, which resulted in a decrease to interest expense of approximately $0.3 million. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan G were not changed by the Amendment to Unsecured Term Loan G.

Subsequent to September 30, 2021, on October 26, 2021, we entered into an amendment to the Unsecured Term Loan A (the “Amendment to Unsecured Term Loan A”). The Amendment to Unsecured Term Loan A provides for an extension of the maturity date to March 15, 2027 and a reduced current interest rate of LIBOR plus a spread of 0.85% based on our current debt rating (as defined in the loan agreement) and leverage level. On October 26, 2021, we entered into three interest rate swaps with a total notional amount of $150.0 million, which fix LIBOR at 1.3045% on the Unsecured Term Loan A. The interest rate swaps become effective on April 1, 2022 (upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan A) and mature on March 15, 2027. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan A remain unchanged.

Subsequent to September 30, 2021, on October 26, 2021, we entered into amendments to the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G that provide for reduced current interest rates on each of the loans to LIBOR plus a spread of 0.85% based on our current debt rating (as defined in each loan agreement) and leverage level. Other than the interest rate provisions described above, the material terms of the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G remain unchanged.

Subsequent to September 30, 2021, on October 26, 2021, we entered into an amendment to the Unsecured Term Loan D to conform certain provisions of such loan agreement to our unsecured credit facility.

Unsecured Notes

On July 8, 2021, we entered into a note purchase agreement (the “July 2021 NPA”) for the private placement by the Operating Partnership of $275.0 million senior unsecured notes (the “Series I Unsecured Notes”) maturing September 29, 2031, with a fixed annual interest rate of 2.80%, and $50.0 million senior unsecured notes (the “Series J Unsecured Notes”) maturing September 28, 2033, with a fixed annual interest rate of 2.95%. The July 2021 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility and other unsecured notes, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Operating Partnership issued the Series I Unsecured Notes and the Series J Unsecured Notes on September 28, 2021. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes.

Mortgage Notes

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

The following table summarizes our debt capital structure as of September 30, 2021.

Debt Capital Structure	September 30, 2021
Total principal outstanding (in thousands)	$1,979,716
Weighted average duration (years)	4.3
% Secured debt	2.8%
% Debt maturing next 12 months	7.6%
Net Debt to Real Estate Cost Basis(1)	33.5%
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

Equity

Preferred Stock

On March 1, 2021, we gave notice to redeem all 3,000,000 issued and outstanding shares of the Series C Preferred Stock on March 31, 2021. We redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date. We have no outstanding preferred stock issuances as of September 30, 2021.

Common Stock

The following table summarizes our at-the-market (“ATM”) common stock offering program as of September 30, 2021. We may from time to time sell common stock through sales agents under the program.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$76,482

The table below sets forth the activity for the ATM common stock offering programs during the three months ended September 30, 2021 (in thousands, except share data).

	Three months ended September 30, 2021
ATM Common Stock Offering Program(1)	Shares Sold	Weighted Average Price Per Share	Sales Agents’ Fees	Net Proceeds
2019 $600 million ATM	3,221,712	$39.59	$1,150	$126,390
Total/weighted average	3,221,712	$39.59	$1,150	$126,390
(1)Excludes ATM issuances on a forward basis that were settled during the period, which are discussed below.

On April 5, 2021, we sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. We do not initially receive any proceeds from the sale of shares on a forward basis. On September 29, 2021, we physically settled in full the forward sales agreements under the ATM common stock offering program by issuing 1,446,760 shares of common stock and received net proceeds of approximately $48.4 million, or $33.4585 per share.

On September 29, 2021, we physically settled in full the forward sales agreements completed on November 16, 2020 by issuing 4,681,923 shares of common stock and received net proceeds of approximately $133.8 million, or $28.5791 per share.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2021, we owned approximately 98.0% of the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties who contributed properties to us in exchange for common units in our Operating Partnership, owned the remaining 2.0%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of September 30, 2021.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(217)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(295)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(596)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(610)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(538)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(537)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(1,074)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$(68)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$(73)	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$(68)	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$(74)	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,910)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,456)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,674)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(2,674)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(2,672)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(1,798)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$1,024	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$515	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$516	0.9360%	One-month L	Feb-5-2026

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2021, the fair value of three of our interest rate swaps were in an asset position of approximately $2.1 million, including any adjustment for nonperformance risk related to these agreements. The remaining 21 interest rate swaps were in a liability position of approximately $25.2 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2021, we had $1,024.0 million of variable rate debt. As of September 30, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2021, we had letters of credit related to development projects and certain other agreements of approximately $3.1 million. As of September 30, 2021, we had no other material off-balance sheet arrangements.

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

As of September 30, 2021, we had $1,024.0 million of variable rate debt outstanding. As of September 30, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $49.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $49.0 million on our unsecured credit facility for the year ended September 30, 2021, our interest expense would have increased by approximately $0.4 million for the year ended September 30, 2021.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2021, the Operating Partnership issued 51,984 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended September 30, 2021, we issued 51,984 shares of common stock upon redemption of 51,984 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended September 30, 2021, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended September 30, 2021, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Entry Into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

On October 26, 2021, we entered into:

•the October 2021 Credit Facility Amendment, which amended the Credit Agreement, dated as of July 26, 2018, with Wells Fargo Bank, National Association and other lenders;

•the Amendment to Unsecured Term Loan A, which amended the term loan agreement, dated as of December 20, 2016, with Wells Fargo Bank, National Association and other lenders;

•an amendment to the term loan agreement, dated as of July 28, 2017, with Bank of America, N.A. and other lenders, providing for the Unsecured Term Loan D (the “Amendment to Unsecured Term Loan D”);

•an amendment to the term loan agreement, dated as of July 26, 2018, with Wells Fargo Bank, National Association and other lenders, providing for the Unsecured Term Loan E (the “Amendment to Unsecured Term Loan E”);

•an amendment to the term loan agreement, dated as of July 12, 2019, with Wells Fargo Bank, National Association and other lenders, providing for the Unsecured Term Loan F (the “Amendment to Unsecured Term Loan F”); and

•an amendment to the term loan agreement, dated as of April 17, 2020, with Wells Fargo Bank, National Association and other lenders, providing for the Unsecured Term Loan G (the “Second Amendment to Unsecured Term Loan G”).

October 2021 Credit Facility Amendment

On October 26, 2021, we entered into the October 2021 Credit Facility Amendment that provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on our current debt rating (as defined in the credit agreement) and leverage level. Other than the maturity and interest rate provisions described above, the material terms of our unsecured credit facility remain unchanged.

Amendment to Unsecured Term Loan A

On October 26, 2021, we entered into the Amendment to Unsecured Term Loan A that provides for an extension of the maturity date to March 15, 2027 and a reduced current interest rate of LIBOR plus a spread of 0.85% based on our current debt rating (as defined in the loan agreement) and leverage level. On October 26, 2021, we entered into three interest rate swaps with a total notional amount of $150.0 million, which fix LIBOR at 1.3045% on the Unsecured Term Loan A. The interest rate swaps become effective on April 1, 2022 (upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan A) and mature on March 15, 2027. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan A remain unchanged.

Amendments to Unsecured Term Loans

On October 26, 2021, we entered into the Amendment to Unsecured Term Loan E, the Amendment to Unsecured Term Loan F, and the Second Amendment to Unsecured Term Loan G that provide for reduced current interest rates on each of the loans to LIBOR plus a spread of 0.85% based on our current debt rating (as defined in each of the loan agreements) and leverage level. Other than the interest rate provisions described above, the material terms of the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G remain unchanged.

On October 26, 2021, we entered into the Amendment to Unsecured Term Loan D to conform certain provisions of such loan agreement to our unsecured credit facility.

In connection with entering into the October 2021 Credit Facility Amendment and the amendments to our unsecured term loans, we paid customary arrangement and/or amendment fees to affiliates of Wells Fargo Bank, National Association and Bank of America, N.A., and to the other lenders or their affiliates.

The foregoing descriptions of the October 2021 Credit Facility Amendment and the amendments to our unsecured term loans do not purport to be complete and are qualified in their entirety by reference to the amended loan agreements, copies of which will be filed as exhibits to our Annual Report on Form 10-K for the year ending December 31, 2021.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1 *	Note Purchase Agreement, dated as of July 8, 2021, by and among STAG Industrial Operating Partnership, L.P., STAG Industrial, Inc. and the purchasers named therein
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 28, 2021	BY:	/s/ WILLIAM R. CROOKER
William R. Crooker
President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer, Senior Vice President (Principal Accounting Officer)