Form 10-K
period 2021-12-31
STAG Industrial, Inc.
filed 2022-02-16
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,991 million based on the closing price on the New York Stock Exchange as of June 30, 2021.
Number of shares of the registrant’s common stock outstanding as of February 15, 2022: 177,952,678

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

•the ongoing adverse effects of the novel coronavirus (“COVID-19”) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets;

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

We define “total annualized base rental revenue” as the contractual monthly base rent as of December 31, 2021 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2021, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Overview

We are a REIT focused on the acquisition, ownership and operation of industrial properties throughout the United States. We seek to (i) identify properties for acquisition that offer relative value across all locations, industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “STAG.”

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

As of December 31, 2021, we owned 544 buildings in 40 states with approximately 108.6 million rentable square feet, consisting of 459 warehouse/distribution buildings, 74 light manufacturing buildings, two flex/office buildings, and nine Value Add Portfolio buildings. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant. As of December 31, 2021, our buildings were approximately 96.9% leased to 532 tenants, with no single tenant accounting for more than approximately 3.2% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.3% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.
As of December 31, 2021, our Operating Portfolio was approximately 97.4% leased and our SL Rent Change on new and renewal leases together grew approximately 17.6% and 8.2% during the years ended December 31, 2021 and 2020, respectively and our Cash Rent Change on new and renewal leases together grew approximately 10.4% and 2.2% during the years ended December 31, 2021 and 2020, respectively.
We have a fully-integrated acquisition, leasing and asset management platform, and our senior management team has a significant amount of industrial real estate experience. Our mission is to continue to be a disciplined, relative value investor and a leading owner and operator of industrial properties in the United States.  We seek to deliver attractive stockholder returns in all market environments by providing a covered dividend combined with accretive growth.
We are structured as an umbrella partnership REIT, also known as an UPREIT, and own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2021, we owned approximately 98.1% of the common units of our Operating Partnership, and our current and former executive officers, directors, employees and their affiliates, and third parties owned the remaining 1.9%. “Common units” are units of limited partnership interest in our Operating Partnership that are not designated as preferred with respect to distributions. We completed our initial public offering of common stock and related formation transactions, pursuant to which we succeeded our predecessor, on April 20, 2011.

Our Strategy
Our primary business objectives are to own and operate a balanced and diversified portfolio of binary risk investments (individual industrial properties) that maximize cash flows available for distribution to our stockholders, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations per share.
We believe that our focus on owning and operating a portfolio of individually-acquired industrial properties throughout the United States will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the associated risks for the following reasons.
•Buyers tend to price an individual industrial property according to the binary nature of its cash flows; with only typically one potential tenant as many industrial properties are single-tenant, any one property is either generating revenue or not. Furthermore, tenants typically cover operating expenses at a property and when a property is not generating revenue, we, as owners, are responsible for paying these expenses. We believe the market prices these properties are based upon a higher risk profile due to the single-tenant nature of these properties and therefore applies a lower value relative to a diversified cash flowing investment.
•The acquisition and contribution of these primarily single-tenant properties to an aggregated portfolio of these individual binary risk cash flows creates diversification, thereby lowering risk and creating value.
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
While our portfolio does consist primarily of single-tenant properties, this is not exclusive; we also own many multi-tenant properties, as a result of acquiring properties with more than one tenant or of originally single-tenant properties re-leasing to multiple tenants.
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

Compliance with these environmental laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. We can make no assurances that future laws, ordinances or regulations will not impose material environmental liabilities on us, or the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

Corporate Responsibility Program

We are committed to having a robust corporate responsibility program that incorporates environmental, social and governance (“ESG”) strategies into our overall business strategy, investment decisions and asset management strategies to increase both the sustainability and the value of our portfolio. We are also committed to transparent reporting of our ESG initiatives. In December 2021, we published our inaugural 2020-2021 Environmental, Social and Governance Report, which includes information regarding our ESG policies and programs, historic results and performance targets, including a new long-term greenhouse gas (GHG) reduction goal as approved by the Science-Based Targets Initiative (SBTi). In addition, annually we participate in the public disclosure rating process of the Global Real Estate Sustainability Benchmark, which is an entity that provides a ranking system to evaluate and compared ESG efforts in the real estate industry.

Additional information regarding our corporate responsibility program will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and our 2020-2021 Environmental, Social and Governance Report is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website, including our sustainability report, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

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

•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life and short-term disability insurance, with the premiums therefor entirely paid by the Company. We also offer flexible spending accounts for medical and dependent care, a program to pay commuting and office parking costs with pre-tax income and a competitive vacation policy, including paid holidays, personal time off and a variety of leave benefits. In addition, throughout the COVID-19 pandemic, we have prioritized the health and safety of our employees and provided employees the option to work remotely with no disruption to our financial, operational, communications and other systems.

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

As of December 31, 2021, we employed 86 employees. None of our employees are represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

Our Corporate Structure

We were incorporated in Maryland on July 21, 2010, and our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009.

We are structured as an UPREIT; our publicly-traded entity, STAG Industrial, Inc., is the REIT in the UPREIT structure, and our Operating Partnership is the umbrella partnership. We own a majority, but not all, of our Operating Partnership. We also wholly own the sole general partner (the manager) of our Operating Partnership. Substantially all of our assets are held in, and substantially all of our operations are conducted through, our Operating Partnership. Shares of our common stock are traded on the NYSE under the symbol “STAG.” The common units in our Operating Partnership are not and cannot be publicly traded, although they may provide liquidity through an exchange feature described below. Our UPREIT structure allows us to acquire properties on a tax-deferred basis by issuing common units in exchange for the property.

The common units in our Operating Partnership correlate on a one-for-one economic basis to the shares of common stock in the REIT. Each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

The following is a simplified diagram of our UPREIT structure at December 31, 2021.

Public stockholders
(including officers
and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties
(including officers
and directors)
97.1% Limited Partner
STAG Industrial
GP, LLC
1.9% Limited Partner
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

Risks Related to Our Business and Operations

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, operating results, financial condition and cash flows.

The COVID-19 pandemic has severely affected global economic activity, caused significant volatility and negative pressure in financial markets and has had adverse effects on almost every industry, directly or indirectly. The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, operating results, financial condition and cash flows due to, among other factors: (i) government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel; (ii) disruption in global supply and delivery chains; (iii) a general decline in business activity and demand for real estate; (iv) the repurposing or redevelopment of retail properties made defunct by the pandemic into industrial properties; (v) reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; (vi) difficulty accessing debt and equity capital on attractive terms, or at all; and (vii) the potential negative impact on the health of our personnel or our ability to recruit and retain key employees, including as a result of any applicable federal, state or local vaccine mandates or other requirements, which may result in disruptions to certain operations. The extent to which the ongoing COVID-19 pandemic will ultimately affect our business, operating results, financial condition and cash flows will depend on many factors and future developments, including new information about COVID-19 and its variants, additional surges in infection rates, vaccine efforts and any new government regulations which may emerge to contain the virus, among others. Many risk factors set forth below should be interpreted as heightened risks because of the COVID-19 pandemic.

Adverse economic conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition may be affected by market and economic challenges and uncertainties, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties are located or our tenants conduct business, or by the real estate industry, including the following: (i) poor economic conditions may result in tenant defaults under leases and extended vacancies at our properties; (ii) re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand; (iii) adverse capital and credit market conditions may restrict our operating activities; and (iv) constricted access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire properties held for sale.

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

As of December 31, 2021, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

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

Of the properties in our portfolio at December 31, 2021, 292 buildings totaling approximately 58.7 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

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

A significant portion of our properties have leases that expire in the next two years and we may be unable to renew leases, lease vacant space or re-lease space on favorable terms

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. Our properties may have some level of vacancy at the time of our acquisition and may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. As of December 31, 2021, leases with respect to approximately 18.2% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2023. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

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

Certain provisions in the Operating Partnership agreement may delay or prevent a change of control. Provisions in the Operating Partnership agreement could discourage third parties from making proposals involving an unsolicited acquisition or change of control transaction, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights, transfer restrictions on the common units, the ability of the general partner to amend certain provisions in the Operating Partnership agreement without the consent of limited partners and the right of limited partners to consent to certain mergers and transfers of the general partnership interest. In addition, any potential change of control transaction may be further limited as a result of provisions related to the long-term incentive plan units in our Operating Partnership (“LTIP units”) granted under the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”), which require us to preserve the rights of LTIP unit holders and may restrict us from amending the Operating Partnership agreement in a manner that would have an adverse effect on the rights of LTIP unit holders.

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

Our board of directors has the general authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility and allows the board to take many actions, without stockholder approval, that could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets. For example, our board of directors can, among other things, (i) change our investment, financing and borrowing strategies and our policies with respect to all other activities, including distributions, leasing, debt, capitalization and operations (including creditworthiness standards with respect to our tenants), (ii) subject to provisions in our charter, prevent the ownership, transfer and accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders, (iii) issue additional shares (which could dilute the ownership of existing stockholders) and increase or decrease the aggregate number of shares or the number of shares of any class or series or classify or reclassify any unissued shares, without obtaining stockholder approval, and (iv) determine that it is no longer in our best interests to continue to qualify as a REIT.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. Additionally, the Operating Partnership agreement limits our liability and requires our Operating Partnership to indemnify us and our directors and officers to the maximum extent permitted by Delaware law against all claims that relate to the operations of our Operating Partnership, except for actions taken in bad faith, or with gross negligence or willful misconduct. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our fiduciary duties as sole member of the general partner of our Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.

We have fiduciary duties to the other limited partners in our Operating Partnership, including members of our senior management team and board who are limited partners in our Operating Partnership through the receipt of common units or LTIP units, the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding common units will have the right to vote on certain amendments to the Operating Partnership agreement. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

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

In the future, we may attempt to increase our capital resources by making additional offerings of debt securities, which would be senior to our common stock upon liquidation (including commercial paper, medium-term notes and senior or subordinated notes), or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any future issuances of preferred stock will rank, senior to our common stock and will have, a preference upon our dissolution, liquidation or winding up of our affairs and a preference on distribution payments that could limit our ability to make distributions to holders of common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market prices of our securities and diluting their proportionate ownership.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock, and future sales of common stock may be dilutive to existing stockholders.

Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the vesting of equity awards granted under the 2011 Plan, the issuance of common stock or common units in connection with acquisitions and other issuances of common stock or common units could have an adverse effect on the market price of our common stock and may be dilutive to existing stockholders. The existence of common stock reserved for issuance under the 2011 Plan or upon exchange of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. We also file registration statements with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities on an as-needed basis. Our board of directors has authorized us to issue shares of common stock in our at-the market (“ATM”) common stock offering program under our registration statements. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing. No prediction can be made about the effect that future distributions or sales of our common stock will have on the market price of our common stock.

We have in the past entered, and may in the future enter, into forward sale transactions that subject us to certain risks.

We have previously entered into forward sale agreements and may in the future enter into additional forward sale agreements, including under our ATM common stock offering program or in follow-on offerings, that subject us to certain risks. As of December 31, 2021, we remained obligated to issue (subject to our right to elect cash settlement or net share settlement) a total of 1,200,000 shares of our common stock pursuant to outstanding forward sale agreements. These forward sale agreements subject us to the following risks:

Settlement of forward sale agreements could result in substantial dilution, substantial cash payment obligations and may be accelerated under certain circumstances. We generally expect that our forward sale agreements will be physically settled by delivery of common stock. The future issuance of any shares of common stock upon settlement of any forward sale agreement will result in dilution to our earnings per share, return on equity, and dividends per share. If we elect cash settlement and the market value of our common stock during the relevant period is above the applicable forward sale price, we will pay the forward purchaser an amount in cash equal to the difference. The purchase of common stock in connection with the unwinding of the forward purchaser’s hedge position could cause our stock price to increase (or prevent a decrease) over such time, thereby increasing the amount of cash we would owe (or decreasing the amount of cash owed to us) upon a cash settlement. In addition, pursuant to each forward sale agreement, the relevant forward purchaser will have the right to accelerate the settlement of the forward sale agreement in connection with certain specified events. In such cases, we could be required to settle that particular forward sale agreement and issue common stock irrespective of our capital needs.

In the case of our bankruptcy or insolvency, forward sale agreements will automatically terminate. If we file or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any similar law affecting creditors’ rights, or we or a regulatory authority presents a petition for our winding-up or liquidation, and we consent to such a petition, any outstanding forward sale agreement will automatically terminate. In that that case, we would not be obligated to deliver to the relevant forward purchaser any common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the forward sale price in respect of any shares not previously settled.

The U.S. federal income tax treatment of the cash received from cash settlement is unclear. In the event that we elect to settle any forward sale agreements for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code. However, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we may not be able to satisfy the gross income requirements applicable to REITs under the Code and may not be able to rely upon the relief provisions under the Code. Even if the relief provisions apply, we would be subject to a tax based on the amount of non-qualifying income. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

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

•future terrorist attacks, which may result in declining economic activity, which could reduce the demand for, and the value of, our properties, and may adversely affect our tenants’ business and their ability to continue to honor their existing leases; and
•disruptions in the global supply chain caused by political, regulatory or other factors, including geopolitical developments outside the United States.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may in the future selectively acquire, own and/or develop properties through partnerships, joint ventures or other co-investment entities with third parties when we deem such transactions are warranted by the circumstances. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, involving risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, disputes and litigation. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

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

As of December 31, 2021, we had total outstanding debt of approximately $2.2 billion, including $296.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”), or its replacement, would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by developments in the LIBOR market or the use of alternative reference rates.

As of December 31, 2021, approximately 57.1% or $1.3 billion of our outstanding debt had variable interest rates indexed to LIBOR. On March 5, 2021, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that U.S. dollar LIBOR will no longer be published after June 30, 2023. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. For example, if sufficient banks decline to make submissions to the LIBOR administrator, LIBOR may become unavailable and the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

For example, (i) we will be subject to federal corporate income tax on the undistributed income to the extent that we satisfy the REIT distribution requirements but distribute less than 100% of our REIT taxable income, (ii) we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years, (iii) we will be subject to the highest corporate income tax rate if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non‑qualifying income from foreclosure property, (iv) we will be subject to a 100% “prohibited transaction” tax on our gain from an asset sale, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, unless such sale were made by our taxable REIT subsidiary (“TRS”) or if we qualify for a safe harbor; and (v) our TRS will be subject to federal, state and local income tax at regular corporate rates on any income that it earns.

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

Federal income taxation rules are constantly under review by the IRS, the U.S. Department of the Treasury and persons involved in the legislative process. Changes to tax laws, with or without retroactive application, through new legislation, Treasury Regulations, administrative interpretations or court decisions could adversely affect us or our stockholders, including by negatively affecting our ability to qualify as a REIT or the federal income tax consequences of such qualification, or reducing the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of the proposed changes will become law, and we cannot predict how such changes might affect us or our stockholders.

Other General Risks

We face risks associated with system failures through security breaches or cyber-attacks, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks, computer viruses, attachments to e-mails, phishing schemes, persons inside our organization or persons with access to systems inside of our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. There can be no assurance that our security measures taken to manage the risk of a security breach or disruption will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with REIT qualification rules and regulations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Additionally, we face potential heightened cybersecurity risks during the COVID-19 pandemic as our level of dependence on our IT networks and related systems has increased, stemming from employees working remotely, and the number of malware campaigns and phishing attacks has also increased.

We depend on key personnel; the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements should any members of the management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management team or a limitation in their availability could adversely impact our operating results, financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. Each executive officer may terminate his employment at any time and, under certain conditions, may receive cash severance, immediate vesting of equity awards and other benefits under employment agreements, equity award agreements and our retirement vesting program. In addition, in the case of certain terminations, executive officers would not be restricted from competing with us after their departure. As of December 31, 2021, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

An increased focus on metrics and reporting related to corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have focused on how companies address a variety of ESG matters and look to rating systems developed by third party groups to allow comparisons between companies. Although we participate in some of these rating systems, we do not participate, and may not score well, in all of them. Further, the criteria used in these rating systems change frequently, and our scores may drop as the criteria changes. We supplement our participation in these ratings systems with public disclosures regarding our ESG activities, but investors and stakeholders may look for specific disclosures that we do not provide. Our failure to participate, or score well, in certain ratings systems or to provide certain ESG disclosures and engage in certain ESG initiatives could result in reputational harm and could cause certain investors to be unwilling to invest in our stock, which could impair our ability to raise capital.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
As of December 31, 2021, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama	Birmingham	3	Warehouse / Distribution	295,748
	Montgomery	1	Warehouse / Distribution	332,000
	Moody	1	Warehouse / Distribution	595,346
	Phenix City	1	Warehouse / Distribution	117,568

Arkansas	Bryant	1	Warehouse/ Distribution	300,160
	Rogers	1	Warehouse / Distribution	400,000

Arizona	Avondale	1	Warehouse / Distribution	186,643
	Chandler	1	Light Manufacturing	104,352
	Gilbert	1	Warehouse / Distribution	41,504
	Mesa	1	Light Manufacturing	71,030
	Tucson	1	Warehouse / Distribution	129,047

California	Lodi	1	Warehouse / Distribution	400,340
	McClellan	1	Warehouse / Distribution	160,534
	Morgan Hill	2	Light Manufacturing	107,126
	Rancho Cordova	2	Warehouse / Distribution	106,663
	Roseville	1	Warehouse / Distribution	114,597

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Sacramento	6	Warehouse / Distribution	749,709
	Sacramento	1	Light Manufacturing	130,000
	San Diego	1	Warehouse / Distribution	205,440
	Stockton	3	Warehouse / Distribution	263,716

Colorado	Grand Junction	1	Warehouse / Distribution	82,800
	Johnstown	1	Warehouse / Distribution	132,194
	Longmont	1	Light Manufacturing	64,750
	Loveland	2	Warehouse / Distribution	195,674

Connecticut	Avon	1	Light Manufacturing	78,400
	East Windsor	2	Warehouse / Distribution	271,111
	Milford	2	Warehouse / Distribution	367,700
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000

Delaware	New Castle	1	Warehouse / Distribution	485,987

Florida	Daytona Beach	1	Light Manufacturing	142,857
	Fort Myers	1	Warehouse / Distribution	260,620
	Jacksonville	5	Warehouse / Distribution	1,256,750
	Lake Worth	2	Warehouse / Distribution	157,758
	Lake Worth	1	Light Manufacturing	42,158
	Lakeland	1	Warehouse / Distribution	215,280
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Warehouse / Distribution	155,000
	Orlando	1	Light Manufacturing	215,900
	Tampa	1	Warehouse / Distribution	78,560
	West Palm Beach	1	Light Manufacturing	112,353

Georgia	Augusta	1	Warehouse / Distribution	203,726
	Buford	1	Warehouse / Distribution	103,720
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	1	Warehouse / Distribution	373,900
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,300
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,692
	Stone Mountain	1	Warehouse / Distribution	78,000

Iowa	Ankeny	2	Warehouse / Distribution	400,968
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	2	Warehouse / Distribution	301,381
	Marion	1	Warehouse / Distribution	95,500

Idaho	Idaho Falls	1	Warehouse / Distribution	78,690

Illinois	Bartlett	1	Warehouse / Distribution	207,223
	Batavia	2	Warehouse / Distribution	204,642
	Batavia	1	Light Manufacturing	56,676
	Belvidere	9	Warehouse / Distribution	1,364,222
	Cary	1	Warehouse / Distribution	79,049
	Crystal Lake	4	Warehouse / Distribution	506,096
	DeKalb	1	Warehouse / Distribution	146,740
	Elgin	2	Warehouse / Distribution	383,856
	Elgin	1	Light Manufacturing	41,007
	Gurnee	1	Warehouse / Distribution	338,740
	Harvard	1	Light Manufacturing	126,304

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Hodgkins	2	Warehouse / Distribution	518,109
	Itasca	3	Warehouse / Distribution	311,355
	Libertyville	1	Flex Office	35,141
	Lisle	1	Light Manufacturing	105,925
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Saint Charles	1	Light Manufacturing	102,000
	Sauk Village	1	Warehouse / Distribution	375,785
	Schaumburg	1	Warehouse / Distribution	67,817
	Vernon Hills	1	Warehouse / Distribution	95,482
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	1	Warehouse / Distribution	249,470
	West Chicago	5	Light Manufacturing	305,874
	West Dundee	1	Warehouse / Distribution	154,475
	Wood Dale	1	Light Manufacturing	137,607
	Woodstock	1	Light Manufacturing	129,803

Indiana	Albion	2	Light Manufacturing	96,778
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	2	Warehouse / Distribution	600,940
	Indianapolis	1	Warehouse / Distribution	78,600
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	3	Warehouse / Distribution	2,065,393
	Marion	1	Warehouse / Distribution	249,920
	Portage	2	Warehouse / Distribution	786,249
	South Bend	1	Warehouse / Distribution	225,000
	Yoder	1	Warehouse / Distribution	764,177

Kansas	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	3	Warehouse / Distribution	581,059
	Olathe	2	Warehouse / Distribution	725,839
	Wichita	3	Warehouse / Distribution	248,550

Kentucky	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	2	Warehouse / Distribution	641,136
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	2	Warehouse / Distribution	499,217

Louisiana	Baton Rouge	3	Warehouse / Distribution	532,036
	Shreveport	1	Warehouse / Distribution	420,259

Massachusetts	Chicopee	1	Warehouse / Distribution	217,000
	Hudson	1	Light Manufacturing	128,000
	Malden	2	Light Manufacturing	109,943
	Middleborough	1	Light Manufacturing	80,100
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Sterling	1	Warehouse / Distribution	119,056
	Stoughton	2	Warehouse / Distribution	258,213
	Westborough	1	Warehouse / Distribution	121,700

Maryland	Elkridge	1	Warehouse / Distribution	167,410
	Hagerstown	3	Warehouse / Distribution	1,424,620
	Hampstead	1	Warehouse / Distribution	1,035,249
	Hunt Valley	1	Warehouse / Distribution	46,851

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	White Marsh	1	Warehouse / Distribution	102,000

Maine	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000
	Lewiston	1	Flex Office	60,000
	Portland	1	Warehouse / Distribution	100,600

Michigan	Belleville	1	Light Manufacturing	160,464
	Canton	1	Warehouse / Distribution	491,049
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	2	Warehouse / Distribution	445,137
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	2	Warehouse / Distribution	370,020
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	135,728
	Romulus	1	Warehouse / Distribution	303,760
	Romulus	1	Light Manufacturing	274,500
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	4	Warehouse / Distribution	981,540
	Wixom	1	Warehouse / Distribution	126,720
	Zeeland	1	Warehouse / Distribution	230,200

Minnesota	Blaine	1	Warehouse / Distribution	248,816
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720
	Carlos	1	Light Manufacturing	196,270
	Eagan	1	Warehouse / Distribution	276,550
	Inver Grove Heigh	1	Warehouse / Distribution	80,655
	Maple Grove	2	Warehouse / Distribution	207,875
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348
	Newport	1	Warehouse / Distribution	83,000
	Oakdale	2	Warehouse / Distribution	210,044
	Plymouth	3	Warehouse / Distribution	357,085
	Savage	1	Warehouse / Distribution	244,050
	Shakopee	1	Light Manufacturing	136,589
	South Saint Paul	1	Warehouse / Distribution	422,727
	Saint Paul	1	Warehouse / Distribution	316,636

Missouri	Berkeley	1	Warehouse / Distribution	121,223
	Earth City	1	Warehouse / Distribution	116,783
	Fenton	1	Warehouse / Distribution	127,464
	Hazelwood	1	Warehouse / Distribution	305,550
	O'Fallon	2	Warehouse / Distribution	186,854

Mississippi	Southaven	1	Warehouse / Distribution	556,600

North Carolina	Catawba	1	Warehouse / Distribution	137,785
	Charlotte	3	Warehouse / Distribution	243,880
	Durham	1	Warehouse / Distribution	80,600
	Garner	1	Warehouse / Distribution	150,000
	Greensboro	1	Warehouse / Distribution	128,287
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mocksville	1	Warehouse / Distribution	129,600
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000

Nebraska	Bellevue	1	Warehouse / Distribution	370,000
	La Vista	1	Warehouse / Distribution	178,368
	Omaha	5	Warehouse / Distribution	465,448

New Hampshire	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391

New Jersey	Branchburg	1	Warehouse / Distribution	113,973
	Burlington	2	Warehouse / Distribution	756,990
	Franklin Township	1	Warehouse / Distribution	183,000
	Lopatcong	1	Warehouse / Distribution	237,500
	Lumberton	1	Light Manufacturing	120,000
	Moorestown	2	Warehouse / Distribution	187,569
	Mt. Laurel	1	Warehouse / Distribution	112,294
	Pedricktown	1	Warehouse / Distribution	245,749
	Swedesboro	1	Warehouse / Distribution	123,962
	Westampton	1	Warehouse / Distribution	128,959

Nevada	Fernley	1	Light Manufacturing	183,435
	Las Vegas	1	Warehouse / Distribution	34,916
	Las Vegas	1	Light Manufacturing	122,472
	Paradise	2	Light Manufacturing	80,422
	Reno	1	Light Manufacturing	87,264
	Sparks	1	Warehouse / Distribution	161,986

New York	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Johnstown	2	Warehouse / Distribution	117,102
	Johnstown	1	Light Manufacturing	42,325
	Rochester	2	Warehouse / Distribution	252,860
	Ronkonkoma	1	Warehouse / Distribution	64,224

Ohio	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	168,111
	Canal Winchester	2	Warehouse / Distribution	814,265
	Columbus	3	Warehouse / Distribution	1,348,237
	Dayton	2	Warehouse / Distribution	775,727
	Etna	1	Warehouse / Distribution	1,232,149
	Fairborn	1	Warehouse / Distribution	259,369
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	1	Warehouse / Distribution	201,497

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Maple Heights	1	Warehouse / Distribution	170,000
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	517,150
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	1	Warehouse / Distribution	75,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	2	Warehouse / Distribution	341,561
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	2	Warehouse / Distribution	426,974
	West Chester	1	Warehouse / Distribution	269,868
	West Jefferson	1	Warehouse / Distribution	857,390

Oklahoma	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	2	Warehouse / Distribution	309,600

Oregon	Salem	2	Light Manufacturing	155,900

Pennsylvania	Allentown	1	Warehouse / Distribution	289,900
	Burgettstown	1	Warehouse / Distribution	455,000
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	6	Warehouse / Distribution	1,131,972
	Croydon	1	Warehouse / Distribution	101,869
	Elizabethtown	1	Warehouse / Distribution	206,236
	Export	1	Warehouse / Distribution	138,270
	Hazleton	1	Warehouse / Distribution	589,580
	Imperial	1	Warehouse / Distribution	315,634
	Lancaster	1	Warehouse / Distribution	240,528
	Langhorne	2	Warehouse / Distribution	180,000
	Langhorne	2	Light Manufacturing	287,647
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	3	Warehouse / Distribution	747,054
	Muhlenberg Township	1	Warehouse / Distribution	392,107
	New Galilee	1	Warehouse / Distribution	410,389
	New Kensington	1	Warehouse / Distribution	200,500
	New Kingstown	1	Warehouse / Distribution	330,000
	O'Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	Williamsport	1	Warehouse / Distribution	250,000
	York	5	Warehouse / Distribution	1,306,834

South Carolina	Columbia	1	Light Manufacturing	185,600
	Duncan	3	Warehouse / Distribution	996,841
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	2	Warehouse / Distribution	442,472
	Fountain Inn	1	Light Manufacturing	203,000
	Gaffney	1	Warehouse / Distribution	226,968
	Goose Creek	1	Warehouse / Distribution	500,355
	Greenwood	2	Light Manufacturing	175,055
	Greer	7	Warehouse / Distribution	877,628
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	5	Warehouse / Distribution	942,736
	Rock Hill	3	Warehouse / Distribution	720,120
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	9	Warehouse / Distribution	1,802,623
	Summerville	1	Warehouse / Distribution	88,583
	Ware Shoals	1	Light Manufacturing	20,514
	West Columbia	6	Warehouse / Distribution	1,163,822

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	West Columbia	1	Light Manufacturing	464,206

Tennessee	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	216,902
	Knoxville	2	Warehouse / Distribution	335,550
	Knoxville	1	Light Manufacturing	106,000
	Lebanon	2	Warehouse / Distribution	407,552
	Loudon	1	Warehouse / Distribution	104,000
	Madison	1	Warehouse / Distribution	418,406
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	130,560
	Memphis	1	Warehouse / Distribution	1,135,453
	Murfreesboro	1	Warehouse / Distribution	102,505
	Nashville	1	Warehouse / Distribution	154,485
	Vonore	1	Warehouse / Distribution	342,700

Texas	Arlington	2	Warehouse / Distribution	290,132
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	9	Warehouse / Distribution	2,179,393
	Garland	1	Light Manufacturing	253,900
	Grapevine	2	Warehouse / Distribution	202,140
	Houston	8	Warehouse / Distribution	999,124
	Houston	3	Light Manufacturing	597,935
	Humble	1	Warehouse / Distribution	289,200
	Katy	2	Warehouse / Distribution	244,903
	Laredo	2	Warehouse / Distribution	462,658
	McAllen	1	Warehouse / Distribution	301,200
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300
	Waco	1	Warehouse / Distribution	66,400

Utah	Provo	1	Warehouse / Distribution	177,071

Virginia	Chester	1	Warehouse / Distribution	100,000
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
	N. Chesterfield	1	Warehouse / Distribution	109,520
	Richmond	1	Light Manufacturing	78,128

Washington	Ridgefield	1	Warehouse / Distribution	141,400

Wisconsin	Appleton	1	Warehouse / Distribution	152,000
	Caledonia	1	Light Manufacturing	53,680
	Cudahy	1	Warehouse / Distribution	128,000
	De Pere	1	Warehouse / Distribution	200,000
	DeForest	1	Warehouse / Distribution	262,521
	Delavan	2	Light Manufacturing	146,400
	East Troy	1	Warehouse / Distribution	149,624
	Elkhorn	1	Warehouse / Distribution	111,000
	Elkhorn	1	Light Manufacturing	78,540
	Franklin	1	Warehouse / Distribution	156,482
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Hudson	1	Warehouse / Distribution	139,875
	Janesville	1	Warehouse / Distribution	700,000

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	Mukwonago	1	Warehouse / Distribution	157,438
	Muskego	1	Warehouse / Distribution	81,230
	New Berlin	3	Warehouse / Distribution	590,663
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Warehouse / Distribution	291,599
	Pleasant Prairie	1	Light Manufacturing	105,637
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	243,478
	Yorkville	1	Warehouse / Distribution	98,151
		544		108,554,840

Not reflected in the table above is one building under development located in West Sacramento, CA.

As of December 31, 2021, 25 of our 544 buildings were encumbered by mortgage indebtedness totaling approximately $55.0 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Portfolio Summary

The following table summarizes information relating to diversification by building type in our portfolio as of December 31, 2021.

		Square Footage			Annualized Base Rental Revenue
Building Type	Number of Buildings	Amount	%	Occupancy Rate	Amount (in thousands)	%
Warehouse/Distribution	459	97,985,062	90.3%	97.2%	$441,131	89.1%
Light Manufacturing	74	8,721,979	8.0%	99.2%	47,029	9.5%
Total Operating Portfolio/weighted average	533	106,707,041	98.3%	97.4%	$488,160	98.6%

Value Add/Other	9	1,752,658	1.6%	66.3%	6,392	1.3%
Flex/Office	2	95,141	0.1%	63.1%	573	0.1%
Total portfolio/weighted average	544	108,554,840	100.0%	96.9%	$495,125	100.0%

Geographic Diversification

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2021.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.9%
Philadelphia, PA	6.7%
Greenville/Spartanburg, SC	5.1%
Milwaukee/Madison, WI	4.5%
Detroit, MI	4.2%
Columbus, OH	4.1%
Minneapolis/St Paul, MN	3.9%
Pittsburgh, PA	3.9%
Houston, TX	3.0%
Charlotte, NC	2.5%
West Michigan, MI	2.4%
Indianapolis, IN	2.3%
El Paso, TX	2.3%
Cincinnati/Dayton, OH	2.0%
Boston, MA	1.9%
Cleveland, OH	1.9%
Westchester/So Connecticut, CT/NY	1.6%
Washington, DC	1.6%
Columbia, SC	1.6%
Raleigh/Durham, NC	1.5%
Total	64.9%
(1) As defined by CoStar Realty Information, Inc.

Industry Diversification

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2021.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.3%
Containers & Packaging	8.8%
Auto Components	7.2%
Trading Companies & Distributors (Industrial Goods)	5.4%
Commercial Services & Supplies	5.2%
Internet & Direct Mkt Retail	5.0%
Machinery	4.7%
Household Durables	4.7%
Distributors (Consumer Goods)	4.3%
Food & Staples Retailing	3.8%
Media	3.4%
Building Products	3.3%
Chemicals	2.4%
Specialty Retail	2.3%
Electronic Equip, Instruments	2.1%
Food Products	2.0%
Beverages	1.9%
Road & Rail	1.9%
Textiles, Apparel, Luxury Good	1.8%
Household Products	1.7%
Total	83.2%
(1) Industry classification based on Global Industry Classification Standard methodology.

Tenant Diversification

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2021.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.2%
Eastern Metal Supply, Inc.	5	1.0%
GXO Logistics, Inc.	3	1.0%
American Tire Distributors Inc	7	1.0%
FedEx Corporation	4	0.9%
Tempur Sealy International Inc	2	0.9%
Lippert Component Manufacturing	5	0.8%
Kenco Logistic Services, LLC	3	0.8%
Penguin Random House LLC	1	0.8%
Westrock Company	7	0.8%
DS Smith North America	2	0.7%
DHL Supply Chain	4	0.7%
LKQ Corporation	4	0.7%
Yanfeng US Automotive Interior	2	0.7%
Costco Wholesale Corporation	2	0.7%
Ford Motor Company	1	0.7%
Hachette Book Group, Inc.	1	0.7%
Carolina Beverage Group	3	0.7%
Packaging Corp of America	5	0.7%
Schneider Electric USA, Inc.	3	0.6%
Total	71	18.1%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2021, our weighted average lease term was approximately 5.1 years. We define weighted average lease term as the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage. The following table summarizes lease expirations for leases in place as of December 31, 2021, plus available space, for each of the ten calendar years beginning with 2022 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,403,037	—	$—	—
Month-to-month leases	4	121,097	0.1%	558	0.1%
2022	60	6,801,303	6.5%	31,421	6.3%
2023	103	13,774,659	13.1%	59,180	11.9%
2024	97	13,719,494	13.0%	63,701	12.9%
2025	85	12,567,456	12.0%	55,972	11.3%
2026	93	14,228,309	13.5%	68,938	13.9%
2027	62	9,845,704	9.4%	46,835	9.5%
2028	38	6,098,986	5.8%	27,540	5.6%
2029	36	6,574,891	6.2%	31,521	6.4%
2030	27	3,710,937	3.5%	21,003	4.2%
2031	37	7,003,482	6.7%	33,503	6.8%
Thereafter	39	10,705,485	10.2%	54,953	11.1%
Total/weighted average	681	108,554,840	100.0%	$495,125	100.0%

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 15, 2022, we had 86 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during the quarter ended December 31, 2021, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	—	$—	—	$—
December 1, 2021 - December 31, 2021	1,886	$47.48	—	$—
Total/weighted average	1,886	$47.48	—	$—
(1)Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2016 to December 31, 2021 and assumes that $100 was invested in our common stock and in each index on December 31, 2016 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2016 with dividends reinvested
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$256.18
$233.41
$181.35
$166.84
$154.58
$161.05
$153.17
$121.83
$116.49
$120.69
$116.07
$105.07
$126.18
$100.27
$116.62
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
STAG Industrial, Inc.
Standard & Poor 500
MSCI US REIT Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Reserved

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

Overview

We are a REIT focused on the acquisition, ownership, and operation of industrial properties throughout the United States. We seek to (i) identify properties that offer relative value across all locations, industrial property types, and tenants through the principled application of our proprietary risk assessment model, (ii) operate our properties in an efficient, cost-effective manner, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the NYSE under the symbol “STAG.”

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

As of December 31, 2021, we owned 544 buildings in 40 states with approximately 108.6 million rentable square feet, consisting of 459 warehouse/distribution buildings, 74 light manufacturing buildings, two flex/office buildings, and nine Value Add Portfolio buildings. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant.

As of December 31, 2021, our buildings were approximately 96.9% leased to 532 tenants, with no single tenant accounting for more than approximately 3.2% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.3% of our total annualized base rental revenue.

We own the interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2021, we owned approximately 98.1% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 1.9% of the common units.

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

We did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2021. In addition, we did not enter into any rent deferral agreements during the year ended December 31, 2021. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. In June 2020, the National Bureau of Economic Research announced that the United States entered into a recession in February 2020. More recent economic measurements show that the U.S. economy is recovering. The ultimate shape of the recovery will depend on many factors, including the length and severity of the COVID-19 pandemic and its side-effects such as supply-chain bottlenecks and inflation. While the pandemic continues to evolve and impact our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic is accelerating a number of trends that positively impact industrial demand.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of policies to ease the economic burden of COVID-19 closures on businesses and individuals. In March 2021, the U.S. congressional policy action known as the American Rescue Plan, allocated $1.9 trillion in federal aid focused on individuals and state and local governments. Then, in November 2021, a $1.0 trillion infrastructure bill was passed to support the economy and job growth. In addition to fiscal support, the Federal Reserve completed two emergency fed funds rate cuts in March 2020 to a range between 0% to 0.25% and continued to be accommodative throughout pandemic. Given recent high inflation levels and strong employment reports, we expect monetary policy to shift toward a tightening stance with higher interest rates. Fiscal policy is likely to remain accommodative, as needed, to counteract COVID-19 variants.

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

Due to the COVID-19 pandemic and recent U.S. infrastructure bill, we expect acceleration in a number of industrial specific trends to support stronger long-term demand, including:

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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2021. Certain leases contain rental concessions; any such rental concessions are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Year ended December 31, 2021
New Leases	4,257,914	$4.19	$4.33	$2.07	9.6%	14.9%	5.3	$0.48
Renewal Leases	9,448,145	$4.64	$4.83	$1.11	10.7%	18.6%	5.2	$0.16
Total/weighted average	13,706,059	$4.50	$4.67	$1.40	10.4%	17.6%	5.2	$0.26
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

Additionally, for the year ended December 31, 2021, leases commenced totaling 385,150 square feet related to the Value Add Portfolio and first generation leasing and are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.3% of our total annualized base rental revenue will expire during the period from January 1, 2022 to December 31, 2022, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will generally be moderately higher than the rates under existing leases expiring during the period January 1, 2022 to December 31, 2022, thereby resulting in a moderate increase in revenue from the same space.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions, and are therefore continually evaluated based upon available information and experience. The following items require significant estimation or judgement.

Purchase Price Accounting

We have determined that judgments regarding the allocation of the purchase price of properties based upon the fair value of the assets acquired and liabilities assume represents a critical accounting estimate that has the potential to be material in future periods and has been material in all periods presented in this Form 10-K. As discussed below in “Critical Accounting Policies,” we allocate the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships, and is therefore subject to subjective analysis and uncertainty. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot. We do not believe that the conclusions we reached regarding the allocation of the purchase price of properties, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied. As discussed below, we continuously assess our portfolio for the impairment of tangible and intangible rental property and deferred leasing intangible liabilities.

Rental Property and Deferred Leasing Intangible Liabilities Impairment Assessment

We have determined that judgments regarding the impairment of tangible and intangible rental property and deferred leasing intangible liabilities represents a critical accounting estimate that has the potential to be material in future periods and has been material in certain periods presented in this Form 10-K. As discussed below in “Critical Accounting Policies,” we evaluate the carrying value of all tangible and intangible rental property assets and deferred leasing intangible liabilities (collectively, the “property”) held for use for possible impairment when an event or change in circumstance has occurred that indicates their carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the property. If such cash flows are less than the property’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and is based in part on assumptions related to anticipated hold period, future occupancy, rental rates, capital requirements, and exit capitalization rates that could differ from actual results. The discount rate used to present value the cash flows for determining fair value is also subjective. We do not believe that the conclusions we reached regarding the assessment of our rental property assets for impairment, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied. Should economic conditions worsen, and the values of industrial assets decline in future periods, then the assumptions and estimates we may make in future impairment analyses, and potential future measurement of impairment charges, could be sensitive and could result in a material change in the range of potential outcomes.

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

Using information available at the time of acquisition, we allocate the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information, and is therefore subject to subjective analysis and uncertainty. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill as of December 31, 2021.

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

Incentive and Equity-Based Employee Compensation Plans

We grant equity-based compensation awards to our employees and directors in the form of restricted shares of common stock, LTIP units, and performance units. See Notes 6, 7 and 8 in the accompanying Notes to Consolidated Financial Statements for further discussion of restricted shares of common stock, LTIP units, and performance units, respectively. We measure equity-based compensation expense based on the fair value of the awards on the grant date and recognize the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

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

We determined that for all leases where we are the lessor, that the timing and pattern of transfer of the non-lease components and associated lease components are the same, and that the lease components, if accounted for separately, would be classified as an operating lease. Accordingly, we have made an accounting policy election to recognize the combined component in accordance with Accounting Standards Codification Topic 842 as rental income on the accompanying Consolidated Statements of Operations.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and revenue associated with one-time tenant reimbursements of capital expenditures. Same store properties exclude Operating Portfolio properties with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. On December 31, 2021, we owned 412 industrial buildings consisting of approximately 83.9 million square feet, which represents approximately 77.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.6% to 97.1% as of December 31, 2021 compared to 97.7% as of December 31, 2020.

Discussions of selected operating information for our same store portfolio and our total portfolio for the comparison of the years ended December 31, 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 10, 2021.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2021 and 2020 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2021 and 2020 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019 and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2021	2020	$	%	2021	2020	2021	2020	2021	2020	$	%
Revenue
Operating revenue
Rental income	$450,345	$433,874	$16,471	3.8%	$92,527	$39,408	$16,560	$9,543	$559,432	$482,825	$76,607	15.9%
Other income	385	367	18	4.9%	198	150	2,144	69	2,727	586	2,141	365.4%
Total operating revenue	450,730	434,241	16,489	3.8%	92,725	39,558	18,704	9,612	562,159	483,411	78,748	16.3%
Expenses
Property	83,833	76,135	7,698	10.1%	19,999	10,567	4,154	2,657	107,986	89,359	18,627	20.8%
Net operating income(1)	$366,897	$358,106	$8,791	2.5%	$72,726	$28,991	$14,550	$6,955	454,173	394,052	60,121	15.3%
Other expenses
General and administrative									48,629	40,072	8,557	21.4%
Depreciation and amortization									238,699	214,738	23,961	11.2%
Loss on impairments									—	5,577	(5,577)	(100.0)%
Other expenses									2,878	2,029	849	41.8%
Total other expenses									290,206	262,416	27,790	10.6%
Total expenses									398,192	351,775	46,417	13.2%
Other income (expense)
Interest and other income									121	446	(325)	(72.9)%
Interest expense									(63,484)	(62,343)	(1,141)	1.8%
Debt extinguishment and modification expenses									(2,152)	(834)	(1,318)	158.0%
Gain on involuntary conversion									—	2,157	(2,157)	(100.0)%
Gain on the sales of rental property, net									97,980	135,733	(37,753)	(27.8)%
Total other income (expense)									32,465	75,159	(42,694)	(56.8)%
Net income									$196,432	$206,795	$(10,363)	(5.0)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $10.4 million or 5.0% to $196.4 million for the year ended December 31, 2021 compared to $206.8 million for the year ended December 31, 2020.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by $16.5 million or 3.8% to $450.3 million for the year ended December 31, 2021 compared to $433.9 million for the year ended December 31, 2020.

Same store lease income increased by $10.6 million or 2.9% to $375.5 million for the year ended December 31, 2021 compared to $364.9 million for the year ended December 31, 2020. Approximately $9.1 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants, an increase of approximately $1.5 million due the to impact of inheriting the ownership of a solar panel array on one of our buildings, and a net decrease in the amortization of net above market leases of approximately $0.8 million. These increases were also attributable to an increase in rental income of approximately $3.3 million at properties in which, during the year ended December 31, 2020, we determined that the future collectability was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenants. These reversals of accounts receivable and accrued rent balances decreased during the the year ended December 31, 2021. These increases were partially offset by the reduction of base rent of approximately $4.1 million due to tenant vacancy.

Same store other billings increased by $5.8 million or 8.5% to $74.8 million for the year ended December 31, 2021 compared to $69.0 million for the year ended December 31, 2020. The increase was attributable to an increase of approximately $3.6 million related to other expense reimbursements due to an increase in corresponding expenses and changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors. Additionally, there was an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $2.2 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased by $7.7 million or 10.1% to $83.8 million for the year ended December 31, 2021 compared to $76.1 million for the year ended December 31, 2020. This increase was primarily related to an increase in real estate taxes of approximately $2.9 million levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority. The increase was also attributable to an increase of $1.8 million in repairs and maintenance expense, an increase in utility expense of $1.1 million, and an increase of $1.9 million related to insurance, snow removal, and other expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2019, we acquired 111 buildings consisting of approximately 20.7 million square feet (excluding 11 buildings that were included in the Value Add Portfolio at December 31, 2021 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019), and sold 29 buildings consisting of approximately 6.1 million square feet. For the years ended December 31, 2021 and 2020, the buildings acquired after December 31, 2019 contributed approximately

$69.5 million and $13.6 million to NOI, respectively. For the years ended December 31, 2021 and 2020, the buildings sold after December 31, 2019 contributed approximately $3.2 million and $15.4 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

At December 31, 2021 we owned two flex/office buildings consisting of approximately 0.1 million square feet, nine buildings in our Value Add Portfolio consisting of approximately 1.8 million square feet, and 10 buildings consisting of approximately 2.1 million square feet that were Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2019. These buildings contributed approximately $11.2 million and $6.0 million to NOI for the years ended December 31, 2021 and 2020, respectively. Additionally, there was $3.4 million and $1.0 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2021 and December 31, 2020, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased $27.8 million or 10.6% for the year ended December 31, 2021 to $290.2 million compared to $262.4 million for the year ended December 31, 2020. This is primarily a result of an increase in depreciation and amortization of approximately $24.0 million as a result of net acquisitions that increased the depreciable asset base. General and administrative expenses increased by approximately $8.6 million primarily due to the acceleration of equity-based compensation expense for certain eligible employees related to the adoption of the Vesting Program in the amount of approximately $2.3 million. Additionally, general and administrative expenses increased by approximately $2.1 million related to the severance costs of a former executive officer, as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements. General and administrative expenses also increased due to increases in compensation and other payroll costs. Other expenses also increased, and approximately $0.3 million of the increase was primarily due to the settlement of litigation related to a terminated acquisition contract during the COVID-19 pandemic. These increases were partially offset by a decrease in loss on impairments of approximately $5.6 million as there were no loss on impairments recognized during the year ended December 31, 2021.

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

Total net other income decreased $42.7 million or 56.8% to $32.5 million total other income for the year ended December 31, 2021 compared to $75.2 million total other expense for the year ended December 31, 2020. This decrease is primarily the result of an decrease in gain on the sales of rental property, net of approximately $37.8 million and a decrease in gain on involuntary conversion of approximately $2.2 million related to an eminent domain taking of a portion of a parcel of land that occurred during the year ended December 31, 2020. There was also an increase in interest expense of approximately $1.1 million which was primarily attributable to the funding of unsecured term loans on September 28, 2021 and March 25, 2020. Debt extinguishment and modification expenses also increased approximately $1.3 million during the year ended December 31, 2021 that was primarily related to the refinance of the Unsecured Term Loans on October 26, 2021, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a decrease of approximately $0.3 million in interest and other income due to a decreased cash and cash equivalents balance during the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2021	2020	2019
Net income	$196,432	$206,795	$50,665
Rental property depreciation and amortization	238,487	214,464	185,154
Loss on impairments	—	5,577	9,757
Gain on the sales of rental property, net	(97,980)	(135,733)	(7,392)
FFO	$336,939	$291,103	$238,184
Preferred stock dividends	(1,289)	(5,156)	(5,156)
Redemption of preferred stock	(2,582)	—	—
Amount allocated to restricted shares of common stock and unvested units	(838)	(756)	(891)
FFO attributable to common stockholders and unit holders	$332,230	$285,191	$232,137

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

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2021	2020	2019
Net income	$196,432	$206,795	$50,665
General and administrative	48,629	40,072	35,946
Transaction costs	347	159	346
Depreciation and amortization	238,699	214,738	185,450
Interest and other income	(121)	(446)	(87)
Interest expense	63,484	62,343	54,647
Loss on impairments	—	5,577	9,757
Gain on involuntary conversion	—	(2,157)	—
Debt extinguishment and modification expenses	2,152	834	—
Other expenses	2,531	1,870	1,439
Gain on the sales of rental property, net	(97,980)	(135,733)	(7,392)
Net operating income	$454,173	$394,052	$330,771

Cash Flows
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
The following table summarizes our cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2021	2020	$	%
Net cash provided by operating activities	$336,154	$293,922	$42,232	14.4%
Net cash used in investing activities	$1,220,420	$554,623	$665,797	120.0%
Net cash provided by financing activities	$887,123	$269,176	$617,947	229.6%

Net cash provided by operating activities increased $42.2 million to $336.2 million for the year ended December 31, 2021, compared to $293.9 million for the year ended December 31, 2020. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2020, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2020 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased by $665.8 million to $1,220.4 million for the year ended December 31, 2021, compared to $554.6 million for the year ended December 31, 2020. The increase was primarily attributable to the acquisition of 74 buildings during the year ended December 31, 2021 of approximately $1,365.8 million, compared to the acquisition of 48 buildings during the year ended December 31, 2020 of approximately $773.3 million. The increase is also attributable to an decrease in net proceeds from the sale of 22 buildings during the year ended December 31, 2021 for net proceeds of approximately $188.0 million, compared to the year ended December 31, 2020 where we sold seven buildings for net proceeds of approximately $273.6 million.
Net cash provided by financing activities increased $617.9 million to $887.1 million for the year ended December 31, 2021, compared to $269.2 million for the year ended December 31, 2020. The increase is primarily attributable to funding of the Series I Unsecured Notes and Series J Unsecured Notes (each as defined below) of $325.0 million, as well as a net cash inflow of approximately $228.0 million from our unsecured credit facility. The increase is also attributable to an increase of net proceeds from the sales of common stock of approximately $268.5 million. These increases were partially offset by the redemption of the Series C Preferred Stock (as defined below) of $75.0 million, and an increase of approximately $21.4 million in dividends paid during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, the funding of the Unsecured Term Loan F of $100.0 million did not recur during the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures, and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, the issuance of equity or debt securities, other borrowings, property dispositions, or, in connection with acquisitions of certain additional buildings, the issuance of common units in our Operating Partnership.

Since the start of the COVID-19 pandemic in early-2020, we have worked to ensure that we maintain adequate liquidity. In February 2021 and October 2021, we refinanced our unsecured credit facility and several unsecured term loans and on September 28, 2021, we issued the Series I Unsecured Notes and Series J Unsecured Notes, as discussed in “Indebtedness Outstanding” below. As of December 31, 2021, we had total immediate liquidity of approximately $469.4 million, comprised of $19.0 million of cash and cash equivalents and $450.4 million of immediate availability on our unsecured credit facility. When incorporating the remaining undrawn balance available on our unsecured credit facility and the approximately $50.1 million of forward equity proceeds available to us at our option through November 3, 2022, our total liquidity as of December 31, 2021 was approximately $519.5 million.

In addition, we require funds for future dividends to be paid to our common stockholders and common unit holders in our Operating Partnership. These distributions on our common stock are voluntary (at the discretion of our board of directors), to the extent in excess of distribution requirements in order to maintain our REIT status for federal income tax purposes, and the excess portion may be reduced or stopped if needed to fund other liquidity requirements or for other reasons. The following table summarizes the dividends attributable to our common stock that were declared or paid during the year ended December 31, 2021.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 13, 2021	December 31, 2021	$0.120833	January 18, 2022
November 30	October 13, 2021	November 30, 2021	0.120833	December 15, 2021
October 31	October 13, 2021	October 29, 2021	0.120833	November 15, 2021
September 30	July 13, 2021	September 30, 2021	0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.449996

On January 10, 2022, our board of directors declared the common stock dividends for the months ending January 31, 2022, February 28, 2022 and March 31, 2022 at a monthly rate of $0.121667 per share of common stock.

On March 31, 2021, we redeemed all 3,000,000 issued and outstanding shares of 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date. The following table summarizes the dividends paid on the Series C Preferred Stock during the year ended December 31, 2021.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Indebtedness Outstanding
The following table summarizes certain information with respect to the indebtedness outstanding as of December 31, 2021.

Loan	Principal Outstanding as of December 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$296,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	296,000

Unsecured term loans:
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	3.23%	March 15, 2027	i
Total unsecured term loans	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,423)
Total carrying value unsecured term loans, net	970,577

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	900,000
Total unamortized deferred financing fees and debt issuance costs	(3,059)
Total carrying value unsecured notes, net	896,941

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	46,610	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,430	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,943	3.71%	October 1, 2039	ii
Total mortgage notes	54,983
Net unamortized fair market value premium (discount)	(136)
Total unamortized deferred financing fees and debt issuance costs	(103)
Total carrying value mortgage notes, net	54,744
Total / weighted average interest rate(5)	$2,218,262	2.88%
(1)Interest rate as of December 31, 2021. At December 31, 2021, the one-month LIBOR (“L”) was 0.10125%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of December 31, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan A will be swapped to a fixed rate of 1.30% effective April 1, 2022. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.

(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by us in our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on the unsecured credit facility and unsecured term loans as of December 31, 2021 was approximately $450.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Unsecured Credit Facility

On October 26, 2021, we entered into an amendment to the unsecured credit facility (the “October 2021 Credit Facility Amendment”). The October 2021 Credit Facility Amendment provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on our current debt rating (as defined in the credit agreement) and leverage level. As of December 31, 2021, the unsecured credit facility bore an interest rate of LIBOR plus a spread of 0.775% based on our debt rating, as defined in the loan agreement. In connection with the October 2021 Credit Facility Amendment, we incurred approximately $3.7 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. We also incurred approximately $0.1 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the maturity and interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

On February 5, 2021, we entered into an amendment to the unsecured credit facility (the “February 2021 Credit Facility Amendment”). The Credit Facility Amendment provides for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. In connection with the February 2021 Credit Facility Amendment, we incurred approximately $1.2 million in costs, which are being deferred and amortized through the maturity date of our unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of our unsecured credit facility were not changed by the February 2021 Credit Facility Amendment.

Unsecured Term Loans

On October 26, 2021,we entered into an amendment to the Unsecured Term Loan A (the “Amendment to Unsecured Term Loan A”). The Amendment to Unsecured Term Loan A provides for an extension of the maturity date to March 15, 2027 and a reduced current interest rate of LIBOR plus a spread of 0.85% based on our current debt rating (as defined in the loan agreement) and leverage level. In connection with the Amendment to Unsecured Term Loan A, we incurred approximately $0.6 million in costs which are being deferred and amortized through the new maturity date of March 15, 2027. We also incurred approximately $0.2 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan A remain unchanged.

On October 26, 2021, we entered into amendments to the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G (“Term Loan Amendments”) that provide for reduced current interest rates on each of the loans of LIBOR plus a spread of 0.85% based on our current debt rating (as defined in each loan agreement) and leverage level. In connection with the Term Loan Amendments, we incurred approximately $0.6 million in costs which are being deferred and amortized the respective maturity dates. We also incurred approximately $1.2 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the interest rate provisions described above, the material terms of the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G remain unchanged.

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

Unsecured Notes

On July 8, 2021, we entered into a note purchase agreement (the “July 2021 NPA”) for the private placement by our Operating Partnership of $275.0 million senior unsecured notes (the “Series I Unsecured Notes”) maturing September 29, 2031, with a fixed annual interest rate of 2.80%, and $50.0 million senior unsecured notes (the “Series J Unsecured Notes”) maturing September 28, 2033, with a fixed annual interest rate of 2.95%. The July 2021 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility and other unsecured notes, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. Our Operating Partnership issued the Series I Unsecured Notes and the Series J Unsecured Notes on September 28, 2021. The Company and certain wholly owned subsidiaries of our Operating Partnership are guarantors of the unsecured notes.

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

The Wells Fargo Bank, National Association CMBS loan agreement is a commercial mortgage backed security that provides for a secured loan. There are 23 properties that are collateral for the CMBS loan. Our Operating Partnership guarantees the obligations under the CMBS loan.
The following table summarizes our debt capital structure as of December 31, 2021.

Debt Capital Structure	December 31, 2021
Total principal outstanding (in thousands)	$2,225,983
Weighted average duration (years)	4.6
% Secured debt	2.5%
% Debt maturing next 12 months	2.1%
Net Debt to Real Estate Cost Basis (1)	34.2%
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

Unsecured Credit Facility, Unsecured Term Loans, and Unsecured Notes
The unsecured credit facility provides for a facility fee payable by us to the lenders at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement, of the aggregate commitments (currently $750.0 million). The facility fee is due and payable quarterly.
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
Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2021, we were in compliance with the applicable financial covenants.
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
Borrower and Guarantors: Our Operating Partnership is the borrower under the unsecured credit facility, the unsecured term loans and is the issuer of the unsecured notes. The Company and certain of its subsidiaries guarantee the obligations under our unsecured debt agreements.
Equity

Preferred Stock

On March 31, 2021, we redeemed all 3,000,000 issued and outstanding shares of the Series C Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date. We have no outstanding preferred stock issuances as of December 31, 2021.

Common Stock

The following table summarizes our ATM common stock offering program as of December 31, 2021. We may from time to time sell common stock through sales agents under the ATM program. There was no activity under the ATM common stock offering program during the three months ended December 31, 2021.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$76,482

Subsequent to December 31, 2021, we sold 128,335 shares under the ATM common stock offering program at a price of $45.03 per share, or $5.8 million, and $44.58 per share net of sales agent fees.

On November 3, 2021, we completed an underwritten public offering of an aggregate of 8,000,000 shares of common stock at a price to the underwriters of $41.99 per share, consisting of (i) 5,250,000 shares offered directly us and (ii) 2,750,000 shares offered by the forward dealer in connection with certain forward sale agreements. The offering closed on November 8, 2021 and we received net proceeds from the sale of shares offered directly by us of approximately $220.4 million. On December 1, 2021, the underwriters exercised their option to purchase an additional 1,200,000 shares for an offering price of $41.87 per share and the underwriters’ option closed on December 3, 2021. On December 27, 2021, we partially physically settled the forward sales agreements in full by issuing 2,750,000 shares of common stock and received net proceeds of approximately $115.0 million. Subject to the our right to elect cash or net share settlement, we have the ability to settle the remaining forward sales agreements at any time through scheduled maturity date of the forward sale agreements of November 3, 2022.

On April 5, 2021, we sold 1,446,760 shares on a forward basis under the ATM common stock offering program at a price of $34.56 per share, or $50.0 million, and $34.2144 per share net of sales agent fees. We did not initially receive any proceeds from the sale of shares on a forward basis. On September 29, 2021, we physically settled in full the forward sales agreements under the ATM common stock offering program by issuing 1,446,760 shares of common stock and received net proceeds of approximately $48.4 million, or $33.4585 per share.

Noncontrolling Interests

We own our interests in all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2021, we owned approximately 98.1% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 1.9% of the common units.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table summarizes our outstanding interest rate swaps as of December 31, 2021.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(105)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(143)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(289)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(296)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(353)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(354)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(354)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(353)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(706)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$299	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$295	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$299	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$294	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,064)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,827)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,826)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,825)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(1,022)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$2,014	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$1,009	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$1,010	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$(54)	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$(45)	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$(52)	1.3045%	One-month L	Mar-15-2027

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2021, the fair value of seven of our interest rate swaps were in a asset position of approximately $5.2 million, including any adjustment for nonperformance risk related to these agreements. The remaining 20 interest rate swaps were in a liability position of approximately $17.1 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2021, we had $1,271.0 million of variable rate debt. As of December 31, 2021, all of our outstanding variable rate debt, with exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of December 31, 2021, we had letters of credit related to development projects and certain other agreements of approximately $3.6 million. As of December 31, 2021, we had no other material off-balance sheet arrangements.

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

As of December 31, 2021, we had $1,271.0 million of variable rate debt outstanding. As of December 31, 2021, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $296.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $296.0 million on our unsecured credit facility for the year ended December 31, 2021, our interest expense would have increased by approximately $3.0 million for the year ended December 31, 2021.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10‑K.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3.1
Articles of Amendment and Restatement (including all articles of amendment and articles supplementary) (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 30, 2019)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act
10.1	Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)
10.2
First Amendment to the Amended and Restated Agreement of Limited Partnership, dated as of November 2, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 2, 2011)

10.3
Second Amendment to the Amended and Restated Agreement of Limited Partnership, dated as of April 16, 2013 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 16, 2013)

10.4
Third Amendment to the Amended and Restated Agreement of Limited Partnership, dated as of March 17, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 18, 2016)

10.5
STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 1, 2011 (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*

10.6	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2013)*
10.7	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 23, 2015)*
10.8	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)*
10.9	Form of LTIP Unit Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*
10.10	Form of Performance Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*

Exhibit Number	Description of Document
10.11	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021)*
10.12	Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, dated May 4, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015)*
10.13	Executive Employment Agreement with William R. Crooker, dated February 25, 2016 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*
10.14	Executive Employment Agreement with Matts S. Pinard, dated January 10, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 12, 2022)*
10.15	Executive Employment Agreement with Stephen C. Mecke, dated April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)*
10.16	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014)*
10.17	Form of Indemnification Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011)*
10.18	Registration Rights Agreement, dated April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)
10.19	Unsecured Credit Facility: Credit Agreement, dated as of July 26, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 31, 2018)
10.20	Unsecured Credit Facility: First Amendment to Credit Agreement, dated as of February 5, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 4, 2021)
10.21	Unsecured Credit Facility: Second Amendment to Credit Agreement, dated as of October 26, 2021
10.22	Unsecured Term Loan A: Amended and Restated Term Loan Agreement, dated as of December 20, 2016 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 27, 2016)
10.23
Unsecured Term Loan A: First Amendment to Amended and Restated Term Loan Agreement, dated as of July 28, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017)

10.24
Unsecured Term Loan A: Second Amendment to Amended and Restated Term Loan Agreement, dated as of July 26, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 30, 2019)

10.25	Unsecured Term Loan A: Amendment to Amended and Restated Term Loan Agreement, dated as of October 26, 2021
10.26	Unsecured Term Loan D: Term Loan Agreement, dated as of July 28, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017)
10.27	Unsecured Term Loan D: First Amendment to Term Loan Agreement, dated as of July 26, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 30, 2019)
10.28	Unsecured Term Loan D: Second Amendment to Term Loan Agreement, dated as of October 26, 2021
10.29	Unsecured Term Loan E: Term Loan Agreement, dated as of July 26, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 31, 2018)
10.30	Unsecured Term Loan E: First Amendment to Term Loan Agreement, dated as of October 26, 2021
10.31	Unsecured Term Loan F: Term Loan Agreement, dated as of July 12, 2019 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 30, 2019)
10.32	Unsecured Term Loan F: First Amendment to Term Loan Agreement, dated as of October 26, 2021
10.33	Unsecured Term Loan G: Term Loan Agreement, dated as of April 17, 2020 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2020)
10.34	Unsecured Term Loan G: First Amendment to Term Loan Agreement, dated as of February 5, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 4, 2021)
10.35	Unsecured Term Loan G: Second Amendment to Term Loan Agreement, dated as of October 26, 2021
10.36
Series A Unsecured Notes, Series B Unsecured Notes: Note Purchase Agreement, dated as of April 16, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014)

10.37
Series A Unsecured Notes, Series B Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 18, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.38
Series A Unsecured Notes, Series B Unsecured Notes: Second Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

Exhibit Number	Description of Document
10.39
Series A Unsecured Notes, Series B Unsecured Notes: Third Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.40
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: Note Purchase Agreement, dated as of December 18, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.41
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.42
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: Second Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.43	Series F Unsecured Notes: Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)
10.44	Series F Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)
10.45
Series G Unsecured Notes, Series H Unsecured Notes: Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.46
Series I Unsecured Notes, Series J Unsecured Notes: Note Purchase Agreement, dated as of July 8, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 28, 2021)

21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 16, 2022
/s/ Benjamin S. Butcher
	By:	Benjamin S. Butcher Chairman and Chief Executive Officer

    KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of STAG Industrial, Inc., hereby severally constitute Benjamin S. Butcher and Matts S. Pinard, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable STAG Industrial, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature	Title

February 16, 2022	/s/ Benjamin S. Butcher	Chairman and Chief Executive Officer (principal executive officer)
Benjamin S. Butcher

February 16, 2022	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 16, 2022	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 16, 2022	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 16, 2022	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 16, 2022	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 16, 2022	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 16, 2022	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 16, 2022	/s/ Hans S. Weger	Director
Hans S. Weger

February 16, 2022	/s/ Matts S. Pinard	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
Matts S. Pinard

February 16, 2022	/s/ Jaclyn M. Paul	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during 2021, the Company completed 74 property acquisitions for consideration of approximately $1,372.6 million, of which approximately $137.8 million of land, $1,078.9 million of buildings and improvements, $155.7 million of net leasing intangibles, and $1.0 million of other assets were recorded. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2022

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Rental Property:
Land	$617,297	$492,783
Buildings and improvements, net of accumulated depreciation of $611,867 and $495,348, respectively	4,435,743	3,532,608
Deferred leasing intangibles, net of accumulated amortization of $282,038 and $258,005, respectively	567,658	499,802
Total rental property, net	5,620,698	4,525,193
Cash and cash equivalents	18,981	15,666
Restricted cash	4,215	4,673
Tenant accounts receivable	93,600	77,796
Prepaid expenses and other assets	60,953	43,471
Interest rate swaps	5,220	—
Operating lease right-of-use assets	29,582	25,403
Assets held for sale, net	—	444
Total assets	$5,833,249	$4,692,646
Liabilities and Equity
Liabilities:
Unsecured credit facility	$296,000	$107,000
Unsecured term loans, net	970,577	971,111
Unsecured notes, net	896,941	573,281
Mortgage notes, net	54,744	51,898
Accounts payable, accrued expenses and other liabilities	76,475	69,765
Interest rate swaps	17,052	40,656
Tenant prepaid rent and security deposits	37,138	27,844
Dividends and distributions payable	21,906	19,379
Deferred leasing intangibles, net of accumulated amortization of $21,136 and $15,759, respectively	35,721	32,762
Operating lease liabilities	33,108	27,898
Total liabilities	2,439,662	1,921,594
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2021 and December 31, 2020,
Series C, -0- and 3,000,000 shares (liquidation preference of $25.00 per share) issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	75,000
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2021 and December 31, 2020, 177,769,342 and 158,209,823 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,777	1,582
Additional paid-in capital	4,130,038	3,421,721
Cumulative dividends in excess of earnings	(792,332)	(742,071)
Accumulated other comprehensive loss	(11,783)	(40,025)
Total stockholders’ equity	3,327,700	2,716,207
Noncontrolling interest	65,887	54,845
Total equity	3,393,587	2,771,052
Total liabilities and equity	$5,833,249	$4,692,646
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2021	2020	2019
Revenue
Rental income	$559,432	$482,825	$405,350
Other income	2,727	586	600
Total revenue	562,159	483,411	405,950
Expenses
Property	107,986	89,359	75,179
General and administrative	48,629	40,072	35,946
Depreciation and amortization	238,699	214,738	185,450
Loss on impairments	—	5,577	9,757
Other expenses	2,878	2,029	1,785
Total expenses	398,192	351,775	308,117
Other income (expense)
Interest and other income	121	446	87
Interest expense	(63,484)	(62,343)	(54,647)
Debt extinguishment and modification expenses	(2,152)	(834)	—
Gain on involuntary conversion	—	2,157	—
Gain on the sales of rental property, net	97,980	135,733	7,392
Total other income (expense)	32,465	75,159	(47,168)
Net income	$196,432	$206,795	$50,665
Less: income attributable to noncontrolling interest after preferred stock dividends	4,098	4,648	1,384
Net income attributable to STAG Industrial, Inc.	$192,334	$202,147	$49,281
Less: preferred stock dividends	1,289	5,156	5,156
Less: redemption of preferred stock	2,582	—	—
Less: amount allocated to participating securities	288	271	314
Net income attributable to common stockholders	$188,175	$196,720	$43,811
Weighted average common shares outstanding — basic	163,442	148,791	125,389
Weighted average common shares outstanding — diluted	164,090	149,215	125,678
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.15	$1.32	$0.35
Net income per share attributable to common stockholders — diluted	$1.15	$1.32	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$196,432	$206,795	$50,665
Other comprehensive income (loss):
Income (loss) on interest rate swaps	28,856	(22,109)	(23,625)
Other comprehensive income (loss)	28,856	(22,109)	(23,625)
Comprehensive income	225,288	184,686	27,040
Income attributable to noncontrolling interest after preferred stock dividends	(4,098)	(4,648)	(1,384)
Other comprehensive (income) loss attributable to noncontrolling interest	(614)	510	718
Comprehensive income attributable to STAG Industrial, Inc.	$220,576	$180,548	$26,374
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Par Amount
Balance, December 31, 2018	$75,000	112,165,786	$1,122	$2,118,179	$(584,979)	$4,481	$1,613,803	$55,829	$1,669,632
Leases cumulative effect adjustment	—	—	—	—	(214)	—	(214)	—	(214)
Proceeds from sales of common stock, net	—	29,836,706	299	852,031	—	—	852,330	—	852,330
Dividends and distributions, net	—	—	—	—	(186,710)	—	(186,710)	(6,582)	(193,292)
Non-cash compensation activity, net	—	132,964	1	3,715	(405)	—	3,311	5,084	8,395
Redemption of common units to common stock	—	680,137	6	9,515	—	—	9,521	(9,521)	—
Rebalancing of noncontrolling interest	—	—	—	(12,887)	—	—	(12,887)	12,887	—
Other comprehensive loss	—	—	—	—	—	(22,907)	(22,907)	(718)	(23,625)
Net income	—	—	—	—	49,281	—	49,281	1,384	50,665
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	14,580,577	146	438,338	—	—	438,484	—	438,484
Dividends and distributions, net	—	—	—	—	(220,801)	—	(220,801)	(5,395)	(226,196)
Non-cash compensation activity, net	—	83,233	1	5,019	(390)	—	4,630	5,557	10,187
Redemption of common units to common stock	—	730,420	7	11,540	—	—	11,547	(11,547)	—
Rebalancing of noncontrolling interest	—	—	—	(3,729)	—	—	(3,729)	3,729	—
Other comprehensive loss	—	—	—	—	—	(21,599)	(21,599)	(510)	(22,109)
Net income	—	—	—	—	202,147	—	202,147	4,648	206,795
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	19,238,685	192	706,680	—	—	706,872	—	706,872
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(239,859)	—	(239,859)	(8,293)	(248,152)
Non-cash compensation activity, net	—	149,516	1	3,024	(154)	—	2,871	10,665	13,536
Redemption of common units to common stock	—	171,318	2	2,852	—	—	2,854	(2,854)	—
Rebalancing of noncontrolling interest	—	—	—	(6,812)	—	—	(6,812)	6,812	—
Other comprehensive income	—	—	—	—	—	28,242	28,242	614	28,856
Net income	—	—	—	—	192,334	—	192,334	4,098	196,432
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$196,432	$206,795	$50,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,699	214,738	185,450
Loss on impairments	—	5,577	9,757
Gain on involuntary conversion	—	(2,157)	—
Non-cash portion of interest expense	2,931	2,922	2,583
Amortization of above and below market leases, net	2,051	4,341	4,862
Straight-line rent adjustments, net	(17,516)	(12,074)	(11,774)
Debt extinguishment and modification expenses	249	834	—
Gain on the sales of rental property, net	(97,980)	(135,733)	(7,392)
Non-cash compensation expense	14,955	11,681	9,926
Change in assets and liabilities:
Tenant accounts receivable	(36)	(4,482)	(2,509)
Prepaid expenses and other assets	(18,664)	(11,528)	(8,480)
Accounts payable, accrued expenses and other liabilities	6,763	7,157	429
Tenant prepaid rent and security deposits	8,270	5,851	(160)
Total adjustments	139,722	87,127	182,692
Net cash provided by operating activities	336,154	293,922	233,357
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(1,211,023)	(661,961)	(995,047)
Additions of land and building and improvements	(39,503)	(55,741)	(65,044)
Acquisitions of other assets	(1,004)	(450)	(2,736)
Acquisitions of operating lease right-of-use assets	(5,627)	(3,984)	—
Proceeds from sales of rental property, net	187,972	273,560	42,028
Proceeds from involuntary conversion	—	782	—
Acquisitions of tenant prepaid rent	1,024	—	—
Acquisition deposits, net	(3,131)	27	3,846
Acquisitions of deferred leasing intangibles	(154,755)	(110,840)	(205,621)
Acquisitions of operating lease liabilities	5,627	3,984	—
Net cash used in investing activities	(1,220,420)	(554,623)	(1,222,574)
Cash flows from financing activities:
Proceeds from unsecured credit facility	2,665,000	914,000	1,568,000
Repayment of unsecured credit facility	(2,476,000)	(953,000)	(1,522,500)
Proceeds from unsecured term loans	1,125,000	400,000	275,000
Repayment of unsecured term loans	(1,125,000)	(300,000)	—
Proceeds from unsecured notes	325,000	—	—
Repayment of mortgage notes	(2,225)	(2,983)	(1,926)
Redemption of preferred stock	(75,000)	—	—
Payment of loan fees and costs	(9,579)	(1,129)	(1,227)
Payment of defeasance fees and other costs	—	(425)	—
Dividends and distributions	(245,722)	(224,283)	(189,581)
Proceeds from sales of common stock, net	706,991	438,499	852,375
Repurchase and retirement of share-based compensation	(1,342)	(1,503)	(1,602)
Net cash provided by financing activities	887,123	269,176	978,539
Increase in cash and cash equivalents and restricted cash	2,857	8,475	(10,678)
Cash and cash equivalents and restricted cash—beginning of period	20,339	11,864	22,542
Cash and cash equivalents and restricted cash—end of period	$23,196	$20,339	$11,864
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$58,392	$58,704	$51,490
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(465)	$(674)	$(274)
Transfer of other assets to building and other capital improvements	$465	$674	$274
Acquisitions of land and buildings and improvements	$(5,990)	$(2,202)	$(469)
Acquisitions of deferred leasing intangibles	$(948)	$(362)	$(88)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(1,285)	$(3,714)	$(8,278)
Additions to building and other capital improvements from non-cash compensation	$(9)	$(25)	$(70)
Assumption of mortgage notes	$5,103	$—	$—
Fair market value adjustment to mortgage notes acquired	$(161)	$—	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$930	$(1,065)	$(45)
Leases cumulative effect adjustment	$—	$—	$(214)
Dividends and distributions accrued	$21,906	$19,379	$17,465
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2021 and 2020, the Company owned a 98.1% and 98.0%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2021, the Company owned 544 buildings in 40 states with approximately 108.6 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 468 warehouse/distribution buildings, 74 light manufacturing buildings, and two flex/office buildings.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. The Company did not incur significant disruptions from the COVID-19 pandemic during the years ended December 31, 2021 and 2020. The Company did not enter into any rent deferral agreements during the year ended December 31, 2021. The Company entered into rent deferral agreements with certain tenants which resulted in approximately $2.1 million in rent deferrals during the year ended December 31, 2020. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

Using information available at the time of acquisition, the Company allocates the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information, and is therefore subject to subjective analysis and uncertainty. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

Fully depreciated or amortized assets or liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $7.5 million, $72.9 million, $2.4 million, respectively, for the year ended December 31, 2021 and approximately $5.0 million, $62.0 million, $2.3 million, respectively, for the year ended December 31, 2020.

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

Restricted Cash

Restricted cash may include tenant security deposits, cash held in escrow for real estate taxes and capital improvements as required in various mortgage note agreements, and cash held by the Company’s transfer agent for preferred stock dividends, if any, that are distributed subsequent to period end. Restricted cash may also include cash held by qualified intermediaries to facilitate a like-kind exchange of real estate under Section 1031 of the Code.

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$18,981	$15,666
Restricted cash	4,215	4,673
Total cash and cash equivalents and restricted cash	$23,196	$20,339

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2021.

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

The Company paid dividends to holders of the 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), of approximately $1.3 million ($0.429688 per share) during the year ended December 31, 2021, of which $0.400294 that were treated as ordinary income for tax purposes, $0.022149 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.007245 per share was treated as other capital gain for income tax purposes. The Company paid dividends to the holders of Series C Preferred Stock of approximately $5.2 million ($1.71875 per share) during the year ended December 31, 2020, of which $1.349944 that were treated as ordinary income for tax purposes, $0.100392 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.268414 per share was treated as other capital gain for income tax purposes. The Company paid dividends to the holders of the Series C Preferred Stock of approximately $5.2 million ($1.71875 per share) during the year ended December 31, 2019, of which $1.71441 that were treated as ordinary income for tax purposes and $0.00434 that were treated as qualified dividends for tax purposes.

The following table summarizes the tax treatment of dividends per shares of common stock for federal income tax purposes.

	Year ended December 31,
	2021		2020		2019
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.119899	81.3%	$1.186648	78.5%	$0.888657	62.2%
Return of capital	0.175355	12.7%	—	—%	0.538270	37.7%
Unrecaptured section 1250 capital gain	0.061970	4.5%	0.088246	5.9%	—	—%
Other capital gain	0.020269	1.5%	0.235943	15.6%	—	—%
Qualified dividend	—	—%	—	—%	0.002243	0.1%
Total (1)	$1.377493	100.0%	$1.510837	100.0%	$1.429170	100.0%
(1)The December 2019 monthly common stock dividend of $0.119167 per share was included in the stockholder’s 2020 tax year. The December 2020 monthly common stock dividend of $0.12 per share was partially included in the stockholder's 2020 tax year in the amount of $0.07167 per share, and the remainder was included in the stockholder's 2021 tax year. The December 2021 monthly common stock dividend of $0.120833 per share will be included in the stockholder's 2022 tax year.

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

The Company determined that for all leases where the Company is the lessor, that the timing and pattern of transfer of the non-lease components and associated lease components are the same, and that the lease components, if accounted for separately, would be classified as an operating lease. Accordingly, the Company has made an accounting policy election to recognize the combined component in accordance with Accounting Standards Codification Topic 842 as rental income on the accompanying Consolidated Statements of Operations.

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

Incentive and Equity-Based Employee Compensation Plans

The Company grants equity-based compensation awards to its employees and directors in the form of restricted shares of common stock, LTIP units, and performance units. See Notes 6, 7 and 8 for further discussion of restricted shares of common stock, LTIP units, and performance units, respectively. The Company measures equity-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period, and forfeitures are recognized in the period in which they occur.

On January 7, 2021, the Company adopted the STAG Industrial, Inc. Employee Retirement Vesting Program (the “Vesting Program”) to provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period under the terms of the Vesting Program, the Company accelerates equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively. The adoption of the Vesting Program resulted in an increase to general and administrative expenses of approximately $2.3 million for the year ended December 31, 2021 due to the acceleration of equity-based compensation expense for certain eligible employees.

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2021, 2020 and 2019.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income (loss) of approximately $(8,000), $0 and $0.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $1.7 million, $1.7 million and $1.2 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2021, 2020 and 2019, there were no liabilities for uncertain tax positions.

Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding and any dilutive securities for the period.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2021 and 2020.

Rental Property, net (in thousands)	December 31, 2021	December 31, 2020
Land	$617,297	$492,783
Buildings, net of accumulated depreciation of $406,670 and $327,043, respectively	4,035,210	3,195,439
Tenant improvements, net of accumulated depreciation of $26,065 and $24,891, respectively	43,999	43,684
Building and land improvements, net of accumulated depreciation of $179,132 and $143,414, respectively	320,041	275,433
Construction in progress	36,493	18,052
Deferred leasing intangibles, net of accumulated amortization of $282,038 and $258,005, respectively	567,658	499,802
Total rental property, net	$5,620,698	$4,525,193

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2021 and 2020.

Year ended December 31, 2021
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	100,228
Indianapolis, IN	May 17, 2021	154,440	1	13,655
Baltimore, MD	May 17, 2021	46,851	1	6,228
Detroit, MI	June 1, 2021	248,040	1	23,786
Green Bay, WI	June 7, 2021	152,000	1	7,249
Phoenix, AZ	June 14, 2021	41,504	1	8,670
Cleveland, OH	June 17, 2021	179,577	1	19,602
Reno/Sparks, NV	June 30, 2021	183,435	1	13,892
Washington, DC	June 30, 2021	193,420	1	17,521
Stockton/Modesto, CA	June 30, 2021	150,000	1	16,118
Three months ended June 30, 2021		1,349,267	9	126,721
Chicago, IL	July 19, 2021	109,355	2	13,341
Chicago, IL	July 20, 2021	207,223	1	23,345
Columbia, SC	July 27, 2021	194,290	1	14,546
South Bay/San Jose, CA	August 9, 2021	75,954	1	26,820
Columbus, OH	August 19, 2021	814,265	2	75,422
Salt Lake City, UT	August 19, 2021	177,071	1	35,141
Greenville/Spartanburg, SC	August 23, 2021	209,461	1	15,317
Indianapolis, IN	August 26, 2021	78,600	1	5,707
Birmingham, AL	August 26, 2021	595,176	1	36,850
Sacramento, CA	August 30, 2021	114,597	1	15,388
Chicago, IL	September 2, 2021	95,482	1	11,799
Chicago, IL	September 16, 2021	506,096	4	50,661
Milwaukee/Madison, WI	September 16, 2021	157,438	1	13,650
Denver, CO	September 24, 2021	195,674	2	39,136
Milwaukee/Madison, WI	September 28, 2021	156,482	1	10,807
Chicago, IL	September 29, 2021	110,035	1	10,585
Boston, MA	September 29, 2021	247,056	2	28,704
Three months ended September 30, 2021		4,044,255	24	427,219
Omaha/Council Bluffs, NE-IA	October 6, 2021	99,616	2	8,669
El Paso, TX	October 8, 2021	276,360	1	27,844
St. Louis, MO	October 12, 2021	121,223	1	12,991
South Bay/San Jose, CA	October 12, 2021	31,172	1	11,691
Chicago, IL	October 13, 2021	56,676	1	5,735
Dallas/Ft Worth, TX	October 13, 2021	202,140	2	25,913
Sacramento, CA	October 25, 2021	82,174	1	10,275
Detroit, MI	November 1, 2021	126,720	1	18,291
Philadelphia, PA	November 3, 2021	385,399	1	25,909
West Michigan, MI	November 9, 2021	159,900	1	19,649
Philadelphia, PA	November 9, 2021	109,504	1	8,071
Minneapolis/St Paul, MN	November 10, 2021	316,636	1	30,583
Chicago, IL	November 12, 2021	579,338	4	62,948
Philadelphia, PA	November 12, 2021	128,959	1	26,446
Sacramento, CA	December 1, 2021	67,200	1	7,721
Des Moines, IA	December 9, 2021	200,957	1	22,866
Greenville/Spartanburg, SC	December 17, 2021	231,626	1	31,169
Milwaukee/Madison, WI	December 17, 2021	192,800	1	23,327
Sacramento, CA	December 21, 2021	188,830	2	27,616
Sacramento, CA(2)	December 22, 2021	—	—	28,930
Des Moines, IA	December 23, 2021	179,459	1	13,556
Philadelphia, PA	December 23, 2021	589,580	1	53,790
Nashville, TN	December 23, 2021	58,672	1	7,271
Westchester/S. Connecticut, CT/NY	December 23, 2021	167,700	1	16,700
Washington, DC	December 28, 2021	1,231,200	2	140,668
Minneapolis/St Paul, MN	December 28, 2021	83,000	1	11,058
Chicago, IL	December 29, 2021	102,000	1	9,742
Omaha/Council Bluffs, NE-IA	December 30, 2021	178,368	1	17,888
Atlanta, GA	December 31, 2021	103,720	1	11,083
Three months ended December 31, 2021		6,250,929	35	718,400
Year ended December 31, 2021		12,896,774	74	$1,372,568
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) Acquired a building under development.

Year ended December 31, 2020
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Detroit, MI	January 10, 2020	491,049	1	$29,543
Rochester, NY	January 10, 2020	124,850	1	8,565
Minneapolis/St Paul, MN	February 6, 2020	139,875	1	10,460
Sacramento, CA	February 6, 2020	160,534	1	18,468
Richmond, VA	February 6, 2020	78,128	1	5,481
Milwaukee/Madison, WI	February 7, 2020	81,230	1	7,219
Detroit, MI	February 11, 2020	311,123	1	23,141
Philadelphia, PA	March 9, 2020	78,000	1	6,571
Tulsa, OK	March 9, 2020	134,600	1	9,895
Three months ended March 31, 2020		1,599,389	9	119,343
Sacramento, CA	June 11, 2020	54,463	1	5,730
Chicago, IL	June 29, 2020	67,817	1	6,184
Three months ended June 30, 2020		122,280	2	11,914
Philadelphia, PA	August 31, 2020	112,294	1	8,427
Pittsburgh, PA	September 3, 2020	125,000	1	15,580
Pittsburgh, PA	September 24, 2020	66,387	1	6,685
Charlotte, NC	September 28, 2020	50,000	1	5,729
Cleveland, OH	September 29, 2020	276,000	1	28,261
Three months ended September 30, 2020		629,681	5	64,682
Pittsburgh, PA	October 1, 2020	202,817	1	22,888
Milwaukee/Madison, WI	October 9, 2020	128,000	1	7,196
Memphis, TN	October 19, 2020	556,600	1	33,605
West Michigan, MI	October 20, 2020	143,820	1	9,486
Columbus, OH	October 22, 2020	1,232,149	1	86,205
Stockton/Modesto, CA	October 23, 2020	400,340	1	44,664
Charlotte, NC	October 27, 2020	137,785	1	11,375
Fort Wayne, IN	October 28, 2020	764,177	1	31,851
Sacramento, CA	October 29, 2020	126,381	1	10,549
Charlotte, NC	November 12, 2020	129,600	1	14,783
Stockton/Modesto, CA	November 23, 2020	113,716	2	10,364
Minneapolis/St Paul, MN	December 1, 2020	99,247	1	14,640
Phoenix, AZ	December 15, 2020	104,352	1	14,341
Raleigh/Durham, NC	December 17, 2020	150,000	1	16,596
Chicago, IL	December 22, 2020	181,191	2	15,504
Columbus, OH	December 22, 2020	1,014,592	1	55,300
Birmingham, AL	December 28, 2020	295,748	3	23,634
Chicago, IL	December 28, 2020	408,074	1	39,114
Rochester, NY	December 28, 2020	128,010	1	8,915
McAllen/Edinburg/Pharr,TX	December 29, 2020	301,200	1	16,546
Southwest Florida, FL	December 30, 2020	260,620	1	27,846
Tampa, FL	December 30, 2020	215,280	1	17,567
South Florida, FL	December 30, 2020	312,269	4	31,692
Phoenix, AZ	December 30, 2020	71,030	1	9,551
Sacramento, CA	December 30, 2020	52,200	1	5,664
Three months ended December 31, 2020		7,529,198	32	579,876
Year ended December 31, 2020		9,880,548	48	$775,815
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2021 and 2020, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2021		Year ended December 31, 2020
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$137,827	N/A	$67,937	N/A
Buildings	988,456	N/A	546,808	N/A
Tenant improvements	7,356	N/A	7,388	N/A
Building and land improvements	58,504	N/A	41,361	N/A
Construction in progress	24,581	N/A	669	N/A
Other assets	1,004	N/A	450	N/A
Operating lease right-of-use assets	5,627	N/A	3,984	N/A
Deferred leasing intangibles - In-place leases	103,051	7.8	76,881	8.0
Deferred leasing intangibles - Tenant relationships	52,579	10.6	37,603	11.2
Deferred leasing intangibles - Above market leases	10,764	11.4	8,779	12.6
Deferred leasing intangibles - Below market leases	(10,691)	6.1	(12,061)	6.5
Operating lease liabilities	(5,627)	N/A	(3,984)	N/A
Below market assumed debt adjustment	161	18.8	—	N/A
Tenant prepaid rent	(1,024)	N/A	—	N/A
Total purchase price	1,372,568		775,815
Less: Mortgage notes assumed	(5,103)		—
Net assets acquired	$1,367,465		$775,815

On February 25, 2021, the Company assumed a mortgage note of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

The following table summarizes the results of operations for the years ended December 31, 2021 and 2020 for the properties acquired during the years ended December 31, 2021 and 2020, respectively, included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Total revenue	$23,395	$16,957
Net income	$307	$2,194

Dispositions

During the year ended December 31, 2021, the Company sold 22 buildings comprised of approximately 2.7 million square feet with a net book value of approximately $90.0 million to third parties. These buildings contributed approximately $7.0 million, $11.8 million and $13.1 million to revenue for the years ended December 31, 2021, 2020 and 2019, respectively. These buildings contributed approximately $0.9 million, $3.6 million and $5.4 million to net income (exclusive of loss on impairment; gain on involuntary conversion and gain on the sales of rental property, net) for the years ended December 31, 2021, 2020 and 2019, respectively. Net proceeds from the sales of rental property were approximately $188.0 million and the Company recognized the full gain on the sales of rental property, net of approximately $98.0 million for the year ended December 31, 2021. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2020, the Company sold seven buildings comprised of approximately 3.4 million square feet with a net book value of approximately $137.9 million to third parties. These buildings contributed approximately $10.8 million and $13.4 million to revenue for the years ended December 31, 2020 and 2019, respectively. These buildings contributed approximately $1.8 million and $1.3 million to net income (exclusive of loss on extinguishment of debt and gain on the sales of rental property, net) for the years ended December 31, 2020 and 2019, respectively. Net proceeds from the sales of rental property were approximately $273.6 million and the Company recognized a gain on the sales of rental property, net of approximately $135.7 million for the year ended December 31, 2020. All of the dispositions were accounted for under the full accrual method.

During the year ended December 31, 2019, the Company sold nine buildings and two land parcels comprised of approximately 1.6 million square feet with a net book value of approximately $34.6 million to third parties. These buildings contributed approximately $0.8 million to revenue for the year ended December 31, 2019. These buildings contributed approximately $2.5 million to net loss (exclusive of loss on impairments and gain on the sales of rental property, net) for the year ended December 31, 2019. Net proceeds from the sales of rental property were approximately $42.0 million and the Company recognized a gain on the sales of rental property, net of approximately $7.4 million for the year ended December 31, 2019. All of the dispositions were accounted for under the full accrual method.

Gain on Involuntary Conversion

The Company recognized a gain on involuntary conversion of approximately $0, $2.2 million, and $0 during the years ended December 31, 2021, 2020 and 2019, respectively. The gain on involuntary conversion during the year ended December 31, 2020 related to an eminent domain taking of a portion of a parcel of land

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the years ended December 31, 2020 and 2019. The Company did not recognize a loss on impairments during the year ended December 31, 2021.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Williamsport, PA	1	Change in estimated hold period		Discounted cash flows	(4)
Three months ended September 30, 2020						$5,019	$3,172
Albion, IN	5	Change in estimated hold period	(5)	Discounted cash flows	(6)
Three months ended December 31, 2020						$1,252	$2,405
Year ended December 31, 2020							$5,577
Rapid City, SD(7)	1	Change in estimated hold period	(8)	Discounted cash flows	(9)
Three months ended March 31, 2019						$4,373	$5,344
Belfast, ME(7)	5	Market leasing conditions	(10)	Discounted cash flows	(11)
Three months ended September 30, 2019						$5,950	$4,413
Year ended December 31, 2019							$9,757
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
(5)Four of the buildings were sold during the year ended December 31, 2021.
(6)Level 3 inputs used to determine fair value for the property impaired for the three months ended December 31, 2020: discount rate of 11.0% and exit capitalization rate of 10.0%.
(7)Flex/office buildings.
(8)This property was sold during the year ended December 31, 2019.
(9)Level 3 inputs used to determine fair value for the property impaired for the three months ended March 31, 2019: discount rate of 12.0% and exit capitalization rate of 12.0%.
(10)This property was sold during the year ended December 31, 2021.
(11)Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2019: discount rate of 13.0% and exit capitalization rate of 12.0%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$91,565	$(32,110)	$59,455	$92,125	$(33,629)	$58,496
Other intangible lease assets	758,131	(249,928)	508,203	665,682	(224,376)	441,306
Total deferred leasing intangible assets	$849,696	$(282,038)	$567,658	$757,807	$(258,005)	$499,802

Below market leases	$56,857	$(21,136)	$35,721	$48,521	$(15,759)	$32,762
Total deferred leasing intangible liabilities	$56,857	$(21,136)	$35,721	$48,521	$(15,759)	$32,762

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2021	2020	2019
Net decrease to rental income related to above and below market lease amortization	$2,073	$4,363	$4,884
Amortization expense related to other intangible lease assets	$88,729	$83,160	$73,726

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2021.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2022	$88,712	$15
2023	$77,554	$624
2024	$66,597	$1,258
2025	$57,915	$1,074
2026	$49,679	$1,497

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2021 and 2020.

Loan	Principal Outstanding as of December 31, 2021 (in thousands)	Principal Outstanding as of December 31, 2020 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$296,000	$107,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	296,000	107,000

Unsecured term loans:
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	3.23%	March 15, 2027	i
Total unsecured term loans	975,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,423)	(3,889)
Total carrying value unsecured term loans, net	970,577	971,111

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	—	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	—	2.95%	September 28, 2033	ii
Total unsecured notes	900,000	575,000
Total unamortized deferred financing fees and debt issuance costs	(3,059)	(1,719)
Total carrying value unsecured notes, net	896,941	573,281

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	46,610	48,546	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,430	3,556	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,943	—	3.71%	October 1, 2039	ii
Total mortgage notes	54,983	52,102
Net unamortized fair market value premium (discount)	(136)	29
Total unamortized deferred financing fees and debt issuance costs	(103)	(233)
Total carrying value mortgage notes, net	54,744	51,898
Total / weighted average interest rate(5)	2,218,262	1,703,290	2.88%
(1)Interest rate as of December 31, 2021. At December 31, 2021, the one-month LIBOR (“L”) was 0.10125%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of December 31, 2021, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan A will be swapped to a fixed rate of 1.30% effective April 1, 2022. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, however can be defeased; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $5.2 million and $1.6 million is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.

(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of December 31, 2021 was approximately $450.4 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $8.6 million and $6.3 million as of December 31, 2021 and 2020, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2021	2020	2019
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$2,931	$2,922	$2,583
Facility, unused, and other fees	$1,642	$1,311	$1,513

2021 Debt Activity

On October 26, 2021, the Company entered into an amendment to the unsecured credit facility (the “October 2021 Credit Facility Amendment”). The October 2021 Credit Facility Amendment provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on the Company’s current debt rating (as defined in the credit agreement) and leverage level. In connection with the October 2021 Credit Facility Amendment, the Company incurred approximately $3.7 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. The Company also incurred approximately $0.1 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the maturity and interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

On October 26, 2021, the Company entered into an amendment to the Unsecured Term Loan A (the “Amendment to Unsecured Term Loan A”). The Amendment to Unsecured Term Loan A provides for an extension of the maturity date to March 15, 2027 and a reduced current interest rate of LIBOR plus a spread of 0.85% based on the Company’s current debt rating (as defined in the loan agreement) and leverage level. In connection with the Amendment to Unsecured Term Loan A, the Company incurred approximately $0.6 million in costs which are being deferred and amortized through the new maturity date. The Company also incurred approximately $0.2 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the maturity and interest rate provisions described above, the material terms of the Unsecured Term Loan A remain unchanged.

On October 26, 2021, the Company entered into amendments to the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G (“Term Loan Amendments”) that provide for reduced current interest rates on each of the loans of LIBOR plus a spread of 0.85% based on the Company’s current debt rating (as defined in each loan agreement) and leverage level. In connection with the Term Loan Amendments, the Company incurred approximately $0.6 million in costs which are being deferred and amortized through the respective maturity dates. The Company also incurred approximately $1.2 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the interest rate provisions described above, the material terms of the Unsecured Term Loan E, the Unsecured Term Loan F, and the Unsecured Term Loan G remain unchanged.

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

On February 5, 2021, the Company entered into an amendment to the unsecured credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provided for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $500 million to up to $750 million. In connection with the Credit Facility Amendment, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. Other than the increase in the borrowing commitments, the material terms of the unsecured credit facility remain unchanged.

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

2020 Debt Activity

On April 29, 2020, the mortgage note associated with the Wells Fargo Bank, National Association CMBS Loan was partially defeased in the amount of approximately $1.0 million in connection with the sale of the Johnstown, NY property, which had served as partial collateral for the mortgage note. The associated defeasance fees and unamortized deferred financing fees and debt issuance costs of approximately $0.1 million were written off to debt extinguishment and modification expenses in the accompanying Consolidated Statement of Operations during the year ended December 31, 2020.

On April 17, 2020, the Company entered into the $300.0 million Unsecured Term Loan G with Wells Fargo Bank, National Association, as administrative agent on behalf of the various lenders under the agreement. In connection with execution of the Unsecured Term Loan G, the Unsecured Term Loan B and Unsecured Term Loan C were paid in full. As of December 31, 2020, the Unsecured Term Loan G bore an interest rate of LIBOR plus a spread of 1.5% based on the Company’s debt rating, as defined in the loan agreement, and subject to a minimum rate for LIBOR of 0.25%. The Unsecured Term Loan G matures on April 16, 2021, subject to two one year extension options at the Company's discretion, and subject to certain conditions (other than lender discretion) such as the absence of default and the payment of an extension fee. At execution, the Company intended to exercise both extension options. To exercise the extension options the Company is required pay a fee equal to (i) 0.15% of the outstanding amount on the effective day of the first extension period and (ii) 0.20% of the outstanding amount on the effective day of the second extension period. In connection with the refinancing, the Company incurred approximately $2.1 million in deferred financing fees, including approximately $1.1 million of accrued extension fees, which are being amortized through the extended maturity date of April 18, 2023. In connection with the refinancing, the Company also recognized debt extinguishment and modification expenses of approximately $0.7 million related to associated unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan B and the Unsecured Term Loan C and other third-party costs. The Company is required to pay an annual fee of $35,000. The Unsecured Term Loan G has an accordion feature that allows the Company to increase its borrowing capacity to $600.0 million, subject to the satisfaction of certain conditions and lender consents. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Unsecured Term Loan G. The agreement also contains financial and other covenants substantially similar to the covenants in the Company's unsecured credit facility.

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
The unsecured notes are also subject to a minimum interest coverage ratio of not less than 1.50:1.00.  The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2021 and 2020.  In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.
Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. These debt facilities contain certain financial and other covenants. The Company was in compliance with all such applicable restrictions and financial covenants as of December 31, 2021 and 2020. The real estate net book value of the properties that are collateral for the Company’s mortgage notes was approximately $88.5 million and $81.4 million at December 31, 2021 and 2020, respectively, and is limited to senior, property-level secured debt financing arrangements.
Fair Value of Debt
The following table summarizes the aggregate principal outstanding of the Company’s debt and the corresponding estimate of fair value as of December 31, 2021 and 2020. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$296,000	$296,000	$107,000	$107,000
Unsecured term loans	975,000	975,224	975,000	978,448
Unsecured notes	900,000	937,183	575,000	628,575
Mortgage notes	54,983	56,323	52,102	54,485
Total principal amount	2,225,983	$2,264,730	1,709,102	$1,768,508
Net unamortized fair market value premium (discount)	(136)		29
Total unamortized deferred financing fees and debt issuance costs	(7,585)		(5,841)
Total carrying value	$2,218,262		$1,703,290

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2021.

Year	Future Principal Payments of Debt (in thousands)
2022	$46,944
2023	253,501
2024	225,215
2025	671,223
2026	430,231
Thereafter	598,869
Total aggregate principal payments	$2,225,983

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

The following table summarizes the Company’s outstanding interest rate swaps as of December 31, 2021. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$(105)	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$(143)	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$(289)	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$(296)	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(353)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(354)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(354)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(353)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(706)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$299	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$295	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$299	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$294	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(2,128)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(1,064)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,827)	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$(1,826)	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$(1,825)	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$(1,022)	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$2,014	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$1,009	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$1,010	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$(54)	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$(45)	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$(52)	1.3045%	One-month L	Mar-15-2027

The following table summarizes the fair value of the interest rate swaps outstanding as of December 31, 2021 and 2020.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2021	Fair Value December 31, 2021	Notional Amount December 31, 2020	Fair Value December 31, 2020
Interest rate swaps-Asset	$600,000	$5,220	$—	$—
Interest rate swaps-Liability	$825,000	$(17,052)	$1,125,000	$(40,656)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $11.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2021	2020	2019
Income (loss) recognized in accumulated other comprehensive loss on interest rate swaps	$12,520	$(35,548)	$(21,248)
Income (loss) reclassified from accumulated other comprehensive loss into income as interest expense	$(16,336)	$(13,439)	$2,377
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$63,484	$62,343	$54,647

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2021, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company had breached any of its provisions at December 31, 2021, it could have been required to settle its obligations under the agreement of the interest rate swaps in a net liability position by counterparty plus accrued interest for approximately $12.4 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2021 and 2020.

		Fair Value Measurements as of December 31, 2021
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,220	$—	$5,220	$—
Interest rate swaps-Liability	$(17,052)	$—	$(17,052)	$—

		Fair Value Measurements as of December 31, 2020
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2020	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$—	$—	$—	$—
Interest rate swaps-Liability	$(40,656)	$—	$(40,656)	$—

6. Equity

Preferred Stock

On March 1, 2021, the Company gave notice to redeem all 3,000,000 issued and outstanding shares of the Series C Preferred Stock on March 31, 2021. The Company redeemed the Series C Preferred Stock on March 31, 2021 at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding, the redemption date. The Company recognized a deemed dividend to the holders of the Series C Preferred Stock of approximately $2.6 million on the accompanying Consolidated Statements of Operations for the year ended December 31, 2021 related to redemption costs and the original issuance costs of the Series C Preferred Stock.

The Company has no outstanding preferred stock issuances as of December 31, 2021.

The following tables summarize the dividends attributable to the Company’s preferred stock issuances during the years ended December 31, 2021 and 2020.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Quarter Ended 2020	Declaration Date	Series C Preferred Stock Per Share	Payment Date
December 31	October 9, 2020	$0.4296875	December 31, 2020
September 30	July 9, 2020	0.4296875	September 30, 2020
June 30	April 9, 2020	0.4296875	June 30, 2020
March 31	January 8, 2020	0.4296875	March 31, 2020
Total		$1.7187500

Common Stock

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of December 31, 2021.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2021 (in thousands)
2019 $600 million ATM	February 14, 2019	$600,000	$76,482

The following table summarizes the activity for the ATM common stock offering program during the year ended December 31, 2021 (in thousands, except share data). There was no activity under the ATM common stock offering program during the year ended December 31, 2020.

	Year ended December 31, 2021
ATM Common Stock Offering Program(1)	Shares Sold	Weighted Average Price Per Share	Net Proceeds
2019 $600 million ATM	5,110,002	$37.53	$189,974
Total/weighted average	5,110,002	$37.53	$189,974
(1) Excludes ATM issuances on a forward basis that were settled during the period, which are discussed below.

Subsequent to December 31, 2021, the Company sold 128,335 shares under the ATM common stock offering program at a price of $45.03 per share, or $5.8 million, and $44.58 per share net of sales agent fees.

On November 3, 2021, the Company completed an underwritten public offering of an aggregate of 8,000,000 shares of common stock at a price to the underwriters of $41.99 per share, consisting of (i) 5,250,000 shares offered directly by the Company and (ii) 2,750,000 shares offered by the forward dealer in connection with certain forward sales agreements. The offering closed on November 8, 2021 and the Company received net proceeds from the sale of shares offered directly by the Company of approximately $220.4 million. On December 1, 2021, the underwriters exercised their option to purchase an additional 1,200,000 offered by the forward dealer in connection with certain forward sales agreements for an offering price of $41.87 per share and the underwriters’ option closed on December 3, 2021. On December 27, 2021, the Company partially physically settled the forward sales agreement by issuing 2,750,000 shares of common stock and received net proceeds of approximately $115.0 million. Subject to the Company’s right to elect cash or net share settlement, the Company has the ability to settle the remaining forward sales agreement at any time through scheduled maturity date of the forward sales agreement of November 3, 2022.

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

On November 16, 2020, the Company completed an underwritten public offering of an aggregate of 8,000,000 shares of common stock offered by the forward dealer in connection with certain forward sale agreements at a price to the underwriters of $30.02 per share. On December 15, 2020, the underwriters exercised their option to purchase an additional 1,200,000 shares for an offering price of $29.90 per share. The offering closed on November 19, 2020 and the underwriters’ option closed on December 17, 2020. On December 23, 2020, the Company partially physically settled the forward sales agreements by issuing 4,518,077 shares of common stock and received net proceeds of approximately $135.0 million. On September 29, 2021, the Company physically settled in full the forward sales agreements by issuing the remaining 4,681,923 shares of common stock and received net proceeds of approximately $133.8 million, or $28.5791 per share.

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

Dividends

The following tables summarize the dividends attributable to the Company’s outstanding shares of common stock that were declared during the years ended December 31, 2021 and 2020. The Company’s board of directors may alter the amounts of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 13, 2021	December 31, 2021	$0.120833	January 18, 2022
November 30	October 13, 2021	November 30, 2021	0.120833	December 15, 2021
October 31	October 13, 2021	October 29, 2021	0.120833	November 15, 2021
September 30	July 13, 2021	September 30, 2021	0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.449996

Month Ended 2020	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 9, 2020	December 31, 2020	$0.12	January 15, 2021
November 30	October 9, 2020	November 30, 2020	0.12	December 15, 2020
October 31	October 9, 2020	October 30, 2020	0.12	November 16, 2020
September 30	July 9, 2020	September 30, 2020	0.12	October 15, 2020
August 31	July 9, 2020	August 31, 2020	0.12	September 15, 2020
July 31	July 9, 2020	July 31, 2020	0.12	August 17, 2020
June 30	April 9, 2020	June 30, 2020	0.12	July 15, 2020
May 31	April 9, 2020	May 29, 2020	0.12	June 15, 2020
April 30	April 9, 2020	April 30, 2020	0.12	May 15, 2020
March 31	January 8, 2020	March 31, 2020	0.12	April 15, 2020
February 29	January 8, 2020	February 28, 2020	0.12	March 16, 2020
January 31	January 8, 2020	January 31, 2020	0.12	February 18, 2020
Total			$1.44

On January 10, 2022, the Company’s board of directors declared the common stock dividends for the months ending January 31, 2022, February 28, 2022 and March 31, 2022 at a monthly rate of $0.121667 per share of common stock.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2021, 2020, and 2019, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2022, 2021, and 2020, respectively. Refer to Note 8 for details on restricted shares of common stock granted in connection with the settlement of certain performance units. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock for the years ended December 31, 2021, 2020 and 2019.

Unvested Restricted Shares of Common Stock	Shares		Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2018	190,462		$23.10
Granted	110,830		$24.85
Vested	(101,109)	(1)	$22.52
Forfeited	(7,138)		$23.78
Balance at December 31, 2019	193,045		$24.38
Granted	75,419		$31.60
Vested	(81,408)	(1)	$23.46
Forfeited	(2,166)		$26.92
Balance at December 31, 2020	184,890		$27.70
Granted	90,304		$29.77
Vested	(79,140)	(1)	$27.01
Forfeited	(10,339)		$30.32
Balance at December 31, 2021	185,715		$28.86
(1)The Company repurchased and retired 27,706, 34,117, and 58,697, restricted shares of common stock that vested during the years ended December 31, 2021, 2020, and 2019, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2021 was approximately $3.1 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value (at the vesting date) for the restricted shares of common stock that vested during the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2021	2020	2019
Vested restricted shares of common stock	79,140	81,408	101,109
Fair value of vested restricted shares of common stock (in thousands)	$2,581	$2,568	$2,658

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company for the years ended December 31, 2021, 2020 and 2019.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2018	1,616,200	2,453,234	4,069,434	3.5%
Granted/Issued	364,173	—	364,173	N/A
Forfeited	(16,618)	—	(16,618)	N/A
Conversions from LTIP units to Other Common Units	(266,397)	266,397	—	N/A
Redemptions from Other Common Units to common stock	—	(680,137)	(680,137)	N/A
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,420)	(730,420)	N/A
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%

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

LTIP units granted in January 2021, 2020, and 2019 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2021, 2020, and 2019, respectively. LTIP units granted in January 2021, 2020, and 2019 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2022, 2021, and 2019, respectively.

Refer to Note 8 for a discussion of the LTIP units granted in January 2022, 2021, and 2020, pursuant to the January 2019, 2018, and 2017 performance units, respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during years ended December 31, 2021, 2020 and 2019 (excluding those LTIP units granted pursuant to the settlements of performance units; refer to Note 8 for details).

LTIP Units
Grant date	January 7, 2021	January 8, 2020	January 7, 2019
Expected term (years)	10	10	10
Expected volatility	34.0%	18.0%	19.0%
Expected dividend yield	5.0%	5.75%	6.0%
Risk-free interest rate	0.229%	1.61%	2.57%
Fair value of LTIP units at issuance (in thousands)	$4,316	$4,030	$3,636
LTIP units at issuance	153,430	136,741	154,649
Fair value unit price per LTIP unit at issuance	$28.13	$29.47	$23.51

The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and certain peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching a three-year time period.

On August 17, 2021, the Company and David G. King, the Company’s Executive Vice President and Director of Real Estate Operations, agreed that Mr. King’s employment with the Company would terminate effective September 17, 2021. Pursuant to the terms and conditions of the executive employment agreement and the several LTIP unit agreements and performance award agreements between the Company and Mr. King, Mr. King received a severance package from the Company, including a lump sum cash payment, the continuation of certain insurance benefits, immediate vesting of outstanding LTIP units and eligibility to receive a pro-rated award payment for outstanding performance units. Accordingly, the Company accelerated the expense recognition of Mr. King's unvested LTIP units in the amount of approximately $0.5 million, which is included in general and administrative expenses for the year ended December 31, 2021 on the accompanying Consolidated Statements of Operations. Additionally, the unrecognized compensation expense associated with Mr. King’s performance units will not be recognized. The Company also incurred approximately $1.6 million related to the lump sum cash payment and continuation of certain insurance benefits, which is included in general and administrative expenses during the year ended December 31, 2021 on the accompanying Consolidated Statements of Operations. On October 15, 2021, Mr. King received 57,100 shares of common stock for his pro-rated award payment for outstanding performance units.

The following table summarizes activity related to the Company’s unvested LTIP units for the years ended December 31, 2021, 2020 and 2019

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2018	251,216	$22.52
Granted	364,173	$23.51
Vested	(371,423)	$22.91
Forfeited	(16,618)	$23.92
Balance at December 31, 2019	227,348	$23.37
Granted	278,806	$29.47
Vested	(294,706)	$26.87
Forfeited	—	$—
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2021 was approximately $2.4 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the aggregate fair value (at the vesting date) for the LTIP units that vested during years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Vested LTIP units	2021	2020	2019
Vested LTIP units	427,184	294,706	371,423
Fair value of vested LTIP units (in thousands)	$16,390	$8,805	$10,620

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

The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules. The 2011 Plan expires on April 30, 2028.

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

In January 2021, 2020, and 2019, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2021, 2020, and 2019, respectively, and end on December 31, 2023, 2022, and 2021, respectively.

The fair value of the performance units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement. The performance unit equity compensation expense is recognized into earnings ratably from the grant date over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2021, 2020 and 2019.

Performance Units	Assumptions
Grant date	January 7, 2021	January 8, 2020	January 7, 2019
Expected volatility	34.4%	17.4%	20.7%
Expected dividend yield	5.0%	5.75%	6.0%
Risk-free interest rate	0.2271%	1.59%	2.56%
Fair value of performance units grant (in thousands)	$5,522	$5,389	$5,620

The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year time period of the performance period.

On December 31, 2021, the measuring period pursuant to the 2019 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 365,996 vested LTIP units and 27,934 vested shares of common stock to the participants (of which 8,257 shares of common stock were repurchased and retired), which were issued on January 10, 2022.

On December 31, 2020, the measuring period pursuant to the 2018 performance units concluded and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The compensation committee of the board of directors approved the issuance of 127,671 vested LTIP units and 44,591 vested shares of common stock to the participants (of which 17,731 shares of common stock were repurchased and retired), which were issued on January 7, 2021. The compensation committee of the board of directors also approved the issuance of 124,743 LTIP units and 6,352 restricted shares of common stock that vested in one year on December 31, 2021, which were issued on January 7, 2021.

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

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2021 was approximately $5.1 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

At December 31, 2021 and 2020, the number of shares available for issuance under the 2011 Plan were 1,634,019 and 2,325,389, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2021 do not include an allocation for the 2021 and 2020 performance units as the awards were not determinable as of December 31, 2021. The number of shares available for issuance under the 2011 Plan as December 31, 2020 do not include an allocation for the 2020 and 2019 performance units as the awards were not determinable as of December 31, 2020.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2021		2020	2019
Restricted shares of common stock	$2,236		$1,924	$1,732
LTIP units	6,489	(1)	3,903	3,583
Performance units	5,730		5,358	4,169
Directors compensation (2)	488		496	404
Total non-cash compensation expense	$14,943		$11,681	$9,888
(1) Inclusive of approximately $0.5 million non-cash compensation expense during the year ended December 31, 2021 associated with the severance cost of an executive officer, as discussed in Note 7.
(2) All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2021, 2020 and 2019. The number of shares of common stock granted is calculated based on the trailing 10 days average common stock price ending on the third business day preceding the grant date.

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

The following table summarizes the components of rental income recognized during the years ended December 31, 2021, 2020 and 2019 included in the accompanying Consolidated Statements of Operations.

	Year ended December 31,
Rental Income (in thousands)	2021	2020	2019
Fixed lease payments	$424,356	$371,088	$313,426
Variable lease payments	118,584	103,389	84,927
Straight-line rental income	18,565	12,711	11,881
Net decrease to rental income related to above and below market lease amortization	(2,073)	(4,363)	(4,884)
Total rental income	$559,432	$482,825	$405,350

The Company evaluates its operating leases to determine if it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term. For those that are not probable of collection, the Company converts to the cash basis of accounting. If the Company subsequently determines that it is probable it will collect substantially all of the lessee's remaining lease payments under the lease term, the Company will reinstate the accrued rent balance adjusting for the amount related to the period when the lease was accounted for on a cash basis. During the year ended December 31, 2021, 2020 and 2019 this resulted in a net increase (decrease) of rental income of approximately $34,000, $(1.7) million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, due to the reversal of a net accrued rent liability and tenants converting from cash basis accounting to accrual basis accounting. Additionally, there was $2.4 million, $2.2 million and $0 of contractual rental income not received from cash basis tenants partially offset by $2.0 million, $0 and $0 of previously unrecognized rental income payments received from tenants under the cash basis of accounting during the year ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and December 31, 2020, the Company had accrued rental income of approximately $75.8 million and $60.0 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2021 and December 31, 2020, the Company had approximately $32.9 million and $30.1 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of December 31, 2021 and December 31, 2020, the Company’s total liability associated with these lease security deposits was approximately $15.2 million and $11.0 million, respectively, and is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $21.2 million, $21.1 million and $19.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2021.

Year	Maturity of Fixed Lease Payments (in thousands)
2022	$472,360
2023	$436,762
2024	$384,548
2025	$325,660
2026	$270,401
Thereafter	$928,383

Lessee Leases

The Company has operating leases in which it is the lessee for ground leases and its corporate office leases. These leases have remaining lease terms of approximately 1.4 years to 47.9 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.

Operating Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	29.0	29.9
Weighted average discount rate	6.6%	6.8%

The following table summarizes the operating lease cost recognized during the years ended December 31, 2021, 2020 and 2019 included in the Company’s Consolidated Statements of Operations.

	Year ended December 31,
Operating Lease Cost (in thousands)	2021	2020	2019
Operating lease cost included in property expense attributable to ground leases	$1,740	$1,424	$1,324
Operating lease cost included in general and administrative expense attributable to corporate office lease	1,735	1,592	1,065
Total operating lease cost	$3,475	$3,016	$2,389

The following table summarizes supplemental cash flow information related to operating leases recognized during the year ended December 31, 2021, 2020 and 2019 in the Company’s Consolidated Statements of Cash Flows.

	Year ended December 31,
Operating Leases (in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,426	$2,355	$2,282
Leased assets obtained in exchange for new lease liabilities	$146	$7,718	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office lease as of December 31, 2021.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2022	$3,628
2023	3,660
2024	3,699
2025	3,744
2026	2,778
Thereafter	68,807
Total lease payments	86,316
Less: Imputed interest	(53,208)
Present value of operating lease liabilities	$33,108
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

The Company uses the two-class method of computing earnings per common share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding and any dilutive securities for the period.

Restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2021, 2020 and 2019, there were 198,171, 187,283 and 217,623, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted earnings per share using the treasury stock method if the impact is more dilutive than the two-class method. Other potentially dilutive shares of common stock from the Company’s performance units and forward sales agreements are considered when calculating diluted earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2021	2020	2019
Numerator
Net income attributable to common stockholders	$188,175	$196,720	$43,811
Denominator
Weighted average common shares outstanding — basic	163,442	148,791	125,389
Effect of dilutive securities(1)
Share-based compensation	640	412	284
Shares issuable under forward sales agreements	8	12	5
Weighted average common shares outstanding — diluted	164,090	149,215	125,678
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.15	$1.32	$0.35
Net income per share attributable to common stockholders — diluted	$1.15	$1.32	$0.35
(1)During the years ended December 31, 2021, 2020, and 2019, there were 198, 187, and 218, unvested shares of restricted common stock, respectively, on a weighted average basis that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.6 million as of December 31, 2021 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2021, 2020 and 2019 was approximately $0.5 million, $0.3 million and $0.4 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2021 that are not recognized in the financial statements.

On January 10, 2022, the Company granted 58,580 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2023. The fair value of the restricted shares of common stock at the date of grant was $44.19 per share.

On January 10, 2022, the Company granted 20,920 LTIP units to non-employee, independent directors, and 83,321 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2023. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2022. The aggregate fair value of the LTIP units at the date of grant was approximately $4.4 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 34.0%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 1.204%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 10, 2022, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 10, 2022 performance units are substantially the same as the performance units discussed in Note 8, except that the measuring period commenced on January 1, 2022 and ends on December 31, 2024. The aggregate fair value of the performance units at the date of grant was approximately $6.3 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 34.1%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 1.1979%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

STAG Industrial, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Receivables and Accrued Rent Reserves

STAG Industrial, Inc.
	Beginning of Period	Costs and Expenses	Amounts Written Off	Balance at End of Period
December 31, 2021	$—	$—	$—	$—
December 31, 2020	$—	$—	$—	$—
December 31, 2019	$758	$—	$(758)	$—

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,782	$1,307	$—	$6,782	$1,307	$8,089	$(248)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	—	5,828	1,341	7,169	(195)	2020
Birmingham	101 Shades Creek Circle	—	3,958	836	64	4,022	836	4,858	(142)	2020
Montgomery	4300 Alatex Road	—	7,523	418	1,789	9,312	418	9,730	(1,877)	2016
Moody	2415 Highway 78 East	—	31,546	2,293	—	31,546	2,293	33,839	(459)	2021
Phenix City	16 Downing Drive	(1,322)	1,415	276	280	1,695	276	1,971	(469)	2012
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	—	13,163	1,674	14,837	(1,814)	2017
Chandler	464 E. Chilton Drive	—	9,744	2,847	15	9,759	2,847	12,606	(351)	2020
Gilbert	335 South Hamilton Court	—	5,784	2,107	—	5,784	2,107	7,891	(111)	2021
Mesa	7447 E. Ray Road	—	7,930	1,277	—	7,930	1,277	9,207	(265)	2020
Tucson	6161 South Palo Verde Road	—	8,037	996	—	8,037	996	9,033	(1,024)	2018
Arkansas
Bryant	3700 Bryant Crossing Drive	—	17,386	1,143	—	17,386	1,143	18,529	(450)	2021
Rogers	8th and Easy Street	—	7,878	1,072	1,524	9,402	1,072	10,474	(2,389)	2011
California
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(1,279)	2020
McClellan	4841 Urbani Avenue	—	14,582	1,048	—	14,582	1,048	15,630	(868)	2020
Morgan Hill	18695 Madrone Parkway	—	7,608	2,562	—	7,608	2,562	10,170	(56)	2021
Morgan Hill	18255 Sutter Boulevard	—	19,849	3,943	—	19,849	3,943	23,792	(245)	2021
Rancho Cordova	2587 Mercantile Drive	—	4,346	678	29	4,375	678	5,053	(139)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,772	498	220	4,992	498	5,490	(260)	2020
Roseville	8825 Washington Boulevard	—	11,413	2,140	—	11,413	2,140	13,553	(165)	2021
Sacramento	1635 Main Avenue	—	8,609	845	—	8,609	845	9,454	(316)	2020
Sacramento	5440 Stationers Way	—	21,258	2,203	129	21,387	2,203	23,590	(632)	2021
Sacramento	5601 Warehouse Way	—	8,137	1,347	—	8,137	1,347	9,484	(62)	2021
Sacramento	8500 Carbide Court	—	5,231	1,614	—	5,231	1,614	6,845	(15)	2021
Sacramento	8440 Florin Road	—	12,184	3,921	—	12,184	3,921	16,105	(40)	2021
Sacramento	900 National Drive	—	7,560	1,479	—	7,560	1,479	9,039	(21)	2021
Sacramento	7728 Wilbur Way	—	9,225	857	—	9,225	857	10,082	(687)	2019
San Diego	2055 Dublin Drive	—	14,895	2,290	116	15,011	2,290	17,301	(2,256)	2017
Stockton	4091 Gold River Lane	—	4,133	663	—	4,133	663	4,796	(152)	2020
Stockton	3841 Metro Drive	—	12,555	1,806	40	12,595	1,806	14,401	(232)	2021
Stockton	3843 Gold River Lane	—	4,136	660	—	4,136	660	4,796	(151)	2020
West Sacramento	3525 Carlin Drive	—	24,599	4,350	3	24,602	4,350	28,952	—	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Colorado
Grand Junction	2139 Bond Street	—	4,002	314	—	4,002	314	4,316	(815)	2015
Johnstown	4150 Ronald Reagan Boulevard	—	14,964	1,133	—	14,964	1,133	16,097	(906)	2019
Longmont	4300 Godding Hollow Parkway	—	5,345	734	126	5,471	734	6,205	(701)	2018
Loveland	4550 Byrd Drive	—	16,591	3,452	—	16,591	3,452	20,043	(156)	2021
Loveland	4510 Byrd Drive	—	14,134	3,047	2	14,136	3,047	17,183	(136)	2021
Connecticut
Avon	60 Security Drive	—	2,593	336	483	3,076	336	3,412	(728)	2012
East Windsor	4 Craftsman Road	—	5,711	400	72	5,783	400	6,183	(1,141)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(1,699)	2012
Milford	200 Research Drive	—	13,853	1,650	—	13,853	1,650	15,503	(38)	2021
Milford	40 Pepes Farm Road	—	10,040	1,264	1,005	11,045	1,264	12,309	(2,002)	2017
North Haven	300 Montowese Avenue Extension	—	39,253	4,086	4,513	43,766	4,086	47,852	(9,454)	2015
Wallingford	5 Sterling Drive	—	6,111	585	—	6,111	585	6,696	(1,029)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(4,301)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,287	3,162	1,237	4,399	(1,348)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(692)	2020
Jacksonville	775 Whittaker Road	—	3,391	451	415	3,806	451	4,257	(736)	2017
Jacksonville	9601 North Main Street	—	7,803	650	547	8,350	650	9,000	(1,469)	2017
Jacksonville	550 Gun Club Road	—	8,195	674	1,557	9,752	674	10,426	(2,042)	2017
Jacksonville	555 Zoo Parkway	—	7,025	596	1,016	8,041	596	8,637	(1,417)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	1,330	15,649	1,284	16,933	(1,128)	2019
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(95)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(162)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(175)	2020
Lakeland	4675 Drane Field Road	—	13,060	1,099	—	13,060	1,099	14,159	(459)	2020
Ocala	650 Southwest 27th Avenue	—	13,257	731	2,902	16,159	731	16,890	(3,505)	2013
Orlando	1854 Central Florida Parkway	—	4,814	1,339	1,520	6,334	1,339	7,673	(1,227)	2013
Orlando	7050 Overland Road	—	1,996	721	—	1,996	721	2,717	(610)	2012
Tampa	4330 Williams Road	—	6,390	829	—	6,390	829	7,219	(553)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	13	6,848	2,906	9,754	(244)	2020
Georgia
Augusta	1816 Tobacco Road	—	6,249	937	—	6,249	937	7,186	(911)	2018
Buford	4823 Roy Carlson Boulevard	—	9,195	1,061	—	9,195	1,061	10,256	(23)	2021
Calhoun	103 Enterprise Drive	—	2,743	388	79	2,822	388	3,210	(600)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—	1,712	475	2,187	(544)	2012
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	286	8,475	1,715	10,190	(1,785)	2016
Norcross	4075 Blue Ridge Industrial Parkway	—	2,415	1,589	584	2,999	1,589	4,588	(626)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119	13,153	439	13,592	(2,847)	2014
Shannon	212 Burlington Drive	—	12,949	393	141	13,090	393	13,483	(2,915)	2013

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Smyrna	3500 Highlands Parkway	—	3,092	264	1,564	4,656	264	4,920	(900)	2012
Statham	1965 Statham Drive	—	6,130	588	1,258	7,388	588	7,976	(1,958)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,738	612	780	3,518	612	4,130	(723)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	71	2,783	356	3,139	(703)	2013
Illinois
Bartlett	1590 W Stearns Road	—	19,493	2,198	55	19,548	2,198	21,746	(298)	2021
Batavia	1100 North Raddant Road	—	7,763	1,124	—	7,763	1,124	8,887	(263)	2020
Batavia	1862 Suncast Lane	—	4,427	598	—	4,427	598	5,025	(37)	2021
Batavia	1100 Paramount Parkway	—	4,273	618	—	4,273	618	4,891	(779)	2017
Belvidere	3458 Morreim Drive	—	4,083	442	255	4,338	442	4,780	(987)	2015
Belvidere	775 Logistics Drive	—	16,914	2,341	12	16,926	2,341	19,267	(2,779)	2017
Belvidere	1701 Industrial Court	—	3,932	733	36	3,968	733	4,701	(921)	2013
Belvidere	725 Landmark Drive	—	3,485	538	121	3,606	538	4,144	(799)	2013
Belvidere	888 Landmark Drive	—	6,899	670	78	6,977	670	7,647	(1,585)	2013
Belvidere	3915 & 3925 Morreim Drive	—	4,291	668	—	4,291	668	4,959	(990)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	238	3,937	866	4,803	(1,006)	2013
Belvidere	795 Landmark Drive	—	2,794	586	91	2,885	586	3,471	(733)	2013
Belvidere	857 Landmark Drive	—	8,269	1,542	1,665	9,934	1,542	11,476	(2,336)	2013
Belvidere	984 Landmark Drive	—	71	216	—	71	216	287	(71)	2013
Cary	680 Industrial Drive	—	3,331	498	16	3,347	498	3,845	(118)	2020
Crystal Lake	220 Exchange Drive	—	8,465	1,343	—	8,465	1,343	9,808	(102)	2021
Crystal Lake	300 Exchange Drive	—	9,742	1,568	—	9,742	1,568	11,310	(117)	2021
Crystal Lake	450 Congress Parkway	—	8,861	1,456	—	8,861	1,456	10,317	(113)	2021
Crystal Lake	215 Exchange Drive	—	10,737	1,790	—	10,737	1,790	12,527	(126)	2021
DeKalb	1085 Peace Road	—	4,568	489	—	4,568	489	5,057	(1,222)	2013
Elgin	1360 Madeline Lane	—	19,754	1,135	60	19,814	1,135	20,949	(95)	2021
Elgin	1385 Madeline Lane	—	15,366	1,057	—	15,366	1,057	16,423	(81)	2021
Elgin	1690 Cambridge Drive	—	3,332	270	—	3,332	270	3,602	(17)	2021
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,380	1,716	1,160	12,540	1,716	14,256	(2,792)	2014
Harvard	875 West Diggins Street	—	2,875	1,157	695	3,570	1,157	4,727	(1,016)	2013
Hodgkins	6600 River Road	—	30,599	2,570	—	30,599	2,570	33,169	(976)	2020
Hodgkins	6620 River Road	—	6,163	3,127	—	6,163	3,127	9,290	(73)	2021
Itasca	1251 W Ardmore Avenue	—	3,621	1,223	—	3,621	1,223	4,844	(54)	2021
Itasca	1500 Bryn Mawr Avenue	—	3,871	2,073	—	3,871	2,073	5,944	(64)	2021
Itasca	1800 Bruning Drive	—	12,216	2,428	1,224	13,440	2,428	15,868	(2,850)	2016
Libertyville	1795 N. Butterfield Road	—	426	143	336	762	143	905	(146)	2015
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(704)	2019
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(726)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	120	3,938	576	4,514	(600)	2018
McHenry	921 Ridgeview Drive	—	4,010	448	27	4,037	448	4,485	(577)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,373	2,190	2,746	15,119	2,190	17,309	(3,815)	2012
Saint Charles	3810-3820 Stern Avenue	—	7,028	1,321	—	7,028	1,321	8,349	(19)	2021
Sauk Village	21399 Torrence Avenue	—	5,405	877	676	6,081	877	6,958	(1,365)	2013
Schaumburg	710 East State Parkway	—	4,086	689	177	4,263	689	4,952	(220)	2020
Vernon Hills	888 Forest Edge Drive	—	9,383	2,416	—	9,383	2,416	11,799	(91)	2021
Waukegan	3751 Sunset Avenue	—	5,140	1,004	—	5,140	1,004	6,144	(922)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	772	2,808	768	3,576	(710)	2016
West Chicago	1400 Northwest Avenue	—	668	382	282	950	382	1,332	(205)	2016
West Chicago	1450 Northwest Avenue	—	768	450	272	1,040	450	1,490	(245)	2016
West Chicago	1145 & 1149 Howard	—	842	369	368	1,210	369	1,579	(250)	2016
West Chicago	1270 Nuclear Drive	—	892	216	276	1,168	216	1,384	(245)	2016
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,283	7,418	915	8,333	(1,556)	2016
West Dundee	901-907 Wesemann Drive	—	12,640	948	45	12,685	948	13,633	(70)	2021
Wood Dale	321 Forster Avenue	—	5,042	1,226	—	5,042	1,226	6,268	(899)	2016
Woodstock	1005 Courtaulds Drive	—	3,796	496	30	3,826	496	4,322	(1,155)	2012
Indiana
Albion	600 South 7th Street	—	407	53	—	407	53	460	(315)	2006
Albion	1514 Progress Drive	—	1,443	126	—	1,443	126	1,569	(526)	2006
Elkhart	2701 Marina Drive	—	210	25	143	353	25	378	(120)	2007
Elkhart	23590 County Road 6	—	3,519	422	1,081	4,600	422	5,022	(1,491)	2007
Fort Wayne	3424 Centennial Drive	—	3,076	112	—	3,076	112	3,188	(666)	2014
Goshen	2600 College Avenue	—	5,998	1,442	1,899	7,897	1,442	9,339	(2,135)	2011
Greenwood	1415 Collins Road	—	22,032	2,585	161	22,193	2,585	24,778	(1,953)	2018
Greenwood	2441 E Main Street	—	12,745	911	—	12,745	911	13,656	(263)	2021
Indianapolis	7701 West New York Street	—	3,931	620	—	3,931	620	4,551	(53)	2021
Lafayette	1520 Kepner Drive	(1,015)	2,205	295	65	2,270	295	2,565	(555)	2012
Lafayette	1540-1530 Kepner Drive	(1,723)	3,405	410	308	3,713	410	4,123	(891)	2012
Lafayette	1521 Kepner Drive	(3,541)	7,920	906	482	8,402	906	9,308	(2,165)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(2,307)	2018
Lebanon	800 Edwards Drive	—	35,868	2,359	223	36,091	2,359	38,450	(2,383)	2019
Lebanon	121 N. Enterprise Boulevard	—	37,987	2,948	—	37,987	2,948	40,935	(3,068)	2019
Marion	2201 E. Loew Road	(2,408)	2,934	243	718	3,652	243	3,895	(1,037)	2012
Portage	6515 Ameriplex Drive	—	28,227	1,626	425	28,652	1,626	30,278	(2,373)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,334)	2012
South Bend	3310 William Richardson Court	—	4,718	411	294	5,012	411	5,423	(1,280)	2012
Yoder	2909 Pleasant Center Road	—	24,504	941	665	25,169	941	26,110	(1,360)	2020
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,709	846	105	13,814	846	14,660	(912)	2019
Ankeny	6150 Southeast Rio Circle	—	19,104	1,421	—	19,104	1,421	20,525	(48)	2021
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(643)	2017
Des Moines	3915 Delaware Avenue	—	9,342	1,685	—	9,342	1,685	11,027	(28)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Des Moines	1900 E. 17th Street	—	4,477	556	—	4,477	556	5,033	(593)	2018
Marion	6301 North Gateway Drive	—	2,229	691	188	2,417	691	3,108	(695)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,147	1,360	544	13,691	1,360	15,051	(2,321)	2017
Lenexa	9700 Lackman Road	—	9,649	1,759	33	9,682	1,759	11,441	(789)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(2,551)	2014
Olathe	1202 South Lone Elm Road	—	16,272	1,193	67	16,339	1,193	17,532	(1,234)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	4,199	24,962	2,431	27,393	(5,111)	2016
Wichita	2655/2755 South Eastmoor Street	(1,274)	1,815	88	10	1,825	88	1,913	(467)	2012
Wichita	2652 South Eastmoor Street	(1,392)	1,839	107	183	2,022	107	2,129	(567)	2012
Wichita	2510 South Eastmoor Street	(637)	833	76	181	1,014	76	1,090	(409)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,398	379	—	2,398	379	2,777	(938)	2007
Danville	1355 Lebanon Road	—	11,593	965	4,002	15,595	965	16,560	(4,466)	2011
Erlanger	1500-1532 Interstate Drive	—	3,791	635	346	4,137	635	4,772	(880)	2016
Florence	9200 Brookfield Court	—	7,914	863	88	8,002	863	8,865	(891)	2019
Florence	1100 Burlington Pike	—	10,858	3,109	202	11,060	3,109	14,169	(1,815)	2018
Hebron	2151 Southpark Drive	—	4,526	370	724	5,250	370	5,620	(1,170)	2014
Louisville	6350 Ladd Avenue	—	3,615	386	865	4,480	386	4,866	(1,191)	2011
Louisville	6400 Ladd Avenue	—	5,767	616	1,001	6,768	616	7,384	(1,805)	2011
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,871	1,619	626	6,497	1,619	8,116	(591)	2019
Baton Rouge	6735 Exchequer Drive	—	6,682	2,567	—	6,682	2,567	9,249	(711)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	15	15,417	1,962	17,379	(1,919)	2018
Shreveport	7540 Bert Kouns Industrial Loop	—	5,572	1,804	1,040	6,612	1,804	8,416	(1,235)	2015
Maine
Biddeford	1 Baker's Way	—	8,164	1,369	4,849	13,013	1,369	14,382	(2,819)	2016
Gardiner	47 Market Street	—	8,983	948	23	9,006	948	9,954	(2,196)	2016
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(2,260)	2007
Portland	125 Industrial Way	—	3,648	891	86	3,734	891	4,625	(913)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,792	2,982	26	8,818	2,982	11,800	(825)	2019
Hagerstown	11835 Newgate Boulevard	—	55,177	6,036	—	55,177	6,036	61,213	(152)	2021
Hagerstown	11841 Newgate Boulevard	—	55,448	6,174	—	55,448	6,174	61,622	(158)	2021
Hagerstown	105 Enterprise Lane	—	11,213	3,472	—	11,213	3,472	14,685	(251)	2021
Hampstead	630 Hanover Pike	—	34,933	780	2,738	37,671	780	38,451	(8,155)	2013
Hunt Valley	11100 Gilroy Road	—	4,904	538	—	4,904	538	5,442	(101)	2021
White Marsh	6210 Days Cove Road	—	6,912	963	376	7,288	963	8,251	(756)	2018
Massachusetts
Chicopee	2189 Westover Road	—	5,614	504	376	5,990	504	6,494	(1,450)	2012
Hudson	4 Robert Bonazzoli Avenue	—	12,662	723	—	12,662	723	13,385	(128)	2021
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(1,052)	2007

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,479)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	—	7,243	2,397	9,640	(945)	2019
Norton	202 South Washington Street	—	6,105	2,839	250	6,355	2,839	9,194	(1,682)	2011
South Easton	55 Bristol Drive	—	5,880	403	481	6,361	403	6,764	(814)	2017
Sterling	15 Chocksett Road	—	10,797	1,472	—	10,797	1,472	12,269	(113)	2021
Stoughton	100 Campanelli Parkway	—	2,613	2,256	1,601	4,214	2,256	6,470	(1,416)	2015
Stoughton	12 Campanelli Parkway	—	1,138	538	293	1,431	538	1,969	(409)	2015
Westborough	35 Otis Street	—	5,733	661	23	5,756	661	6,417	(964)	2016
Michigan
Belleville	8200 Haggerty Road	—	6,524	724	609	7,133	724	7,857	(1,189)	2017
Canton	47440 Michigan Avenue	—	23,753	2,378	—	23,753	2,378	26,131	(1,617)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	12	1,111	207	1,318	(413)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	477	1,275	150	1,425	(382)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	210	1,012	151	1,163	(429)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,365	7,371	942	8,313	(2,684)	2007
Grand Rapids	5445 International Parkway	—	7,082	1,241	—	7,082	1,241	8,323	(304)	2020
Grand Rapids	5050 Kendrick Street, SE	—	7,332	169	34	7,366	169	7,535	(1,639)	2015
Holland	4757 128th Avenue	(2,634)	3,273	279	122	3,395	279	3,674	(856)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,955	307	29	7,984	307	8,291	(740)	2019
Kentwood	4647 60th Street SE	—	16,933	1,256	210	17,143	1,256	18,399	(93)	2021
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(598)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,357	15,063	501	15,564	(2,924)	2011
Lansing	2780 Sanders Road	—	3,961	580	33	3,994	580	4,574	(988)	2012
Lansing	5640 Pierson Highway	(4,721)	7,056	429	100	7,156	429	7,585	(1,885)	2012
Lansing	2051 South Canal Road	—	5,176	907	—	5,176	907	6,083	(1,292)	2013
Livonia	38150 Plymouth Road	—	7,123	1,390	347	7,470	1,390	8,860	(1,070)	2018
Livonia	38220 Plymouth Road	—	8,967	848	108	9,075	848	9,923	(929)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(332)	2013
New Boston	25 Commerce Drive	—	—	105	—	—	105	105	—	2021
Novi	22925 Venture Drive	(2,313)	3,649	252	363	4,012	252	4,264	(982)	2012
Novi	25250 Regency Drive	—	6,035	626	—	6,035	626	6,661	(1,342)	2015
Novi	43800 Gen Mar Drive	—	16,918	1,381	925	17,843	1,381	19,224	(2,037)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	250	4,870	365	5,235	(1,017)	2015
Redford	12100 Inkster Road	—	6,114	728	—	6,114	728	6,842	(1,483)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(2,076)	2018
Romulus	27651 Hildebrandt Road	—	14,956	1,080	165	15,121	1,080	16,201	(2,588)	2017
Sterling Heights	42600 Merrill Street	(1,275)	4,191	1,133	1,184	5,375	1,133	6,508	(1,248)	2012
Walker	2640 Northridge Drive	—	4,593	855	169	4,762	855	5,617	(1,318)	2011
Warren	13301 Stephens Road	—	6,111	502	116	6,227	502	6,729	(1,263)	2017
Warren	27027 Mound Road	—	17,584	1,984	—	17,584	1,984	19,568	(1,107)	2020
Warren	25295 Guenther Road	—	19,273	531	—	19,273	531	19,804	(363)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Warren	7500 Tank Avenue	—	16,035	1,290	—	16,035	1,290	17,325	(3,220)	2016
Wixom	48238 Frank Street	—	14,433	293	—	14,433	293	14,726	(73)	2021
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(1,286)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	—	16,873	2,258	19,131	(1,608)	2019
Bloomington	11300 Hampshire Avenue South	—	8,582	1,702	23	8,605	1,702	10,307	(1,290)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(2,002)	2016
Carlos	4750 County Road 13 NE	—	5,855	960	151	6,006	960	6,966	(1,785)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(1,416)	2019
Inver Grove Height	8450 Courthouse Boulevard	—	6,964	2,595	—	6,964	2,595	9,559	(199)	2021
Maple Grove	6250 Sycamore Lane North	—	6,634	969	473	7,107	969	8,076	(1,248)	2017
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	143	10,540	2,327	12,867	(475)	2020
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,062	4,554	1,494	6,048	(868)	2018
New Hope	5520 North Highway 169	—	1,902	1,919	449	2,351	1,919	4,270	(611)	2013
Newport	710 Hastings Avenue	—	8,367	1,765	—	8,367	1,765	10,132	(22)	2021
Oakdale	550 Hale Avenue	—	6,556	647	202	6,758	647	7,405	(750)	2019
Oakdale	585-595 Hale Avenue	—	5,028	1,396	298	5,326	1,396	6,722	(678)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(893)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	24	5,879	1,109	6,988	(499)	2019
Plymouth	6075 Trenton Lane North	—	6,919	1,569	—	6,919	1,569	8,488	(570)	2019
Savage	14399 Huntington Avenue	—	3,836	3,194	1,125	4,961	3,194	8,155	(1,466)	2014
Shakopee	1451 Dean Lakes Trail	—	12,496	927	—	12,496	927	13,423	(836)	2019
Saint Paul	1700 Wynne Avenue	—	23,675	2,258	—	23,675	2,258	25,933	(129)	2021
South Saint Paul	411 Farwell Avenue	—	14,975	2,378	498	15,473	2,378	17,851	(2,164)	2018
Mississippi
Southaven	228 Access Drive	—	28,566	1,000	—	28,566	1,000	29,566	(1,102)	2020
Missouri
Berkeley	8901 Springdale Avenue	—	9,864	1,423	—	9,864	1,423	11,287	(83)	2021
Earth City	1 American Eagle Plaza	—	2,806	1,123	60	2,866	1,123	3,989	(658)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,380	791	—	9,380	791	10,171	(740)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	1,599	6,629	1,382	8,011	(1,744)	2011
O'Fallon	6705 Keaton Corporate Parkway	—	3,627	1,233	345	3,972	1,233	5,205	(842)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	829	3,408	1,242	4,650	(922)	2011
Nebraska
Bellevue	10601 S 15th Street	—	20,384	1,691	—	20,384	1,691	22,075	(693)	2021
La Vista	11720 Peel Circle	—	14,679	1,232	—	14,679	1,232	15,911	(39)	2021
Omaha	10488 S. 136th Street	—	13,736	1,602	52	13,788	1,602	15,390	(1,172)	2019
Omaha	9995 I Street	—	3,250	572	133	3,383	572	3,955	(286)	2019
Omaha	10025 I Street	—	2,449	579	133	2,582	579	3,161	(240)	2019
Omaha	9931 South 136th Street	—	2,638	828	—	2,638	828	3,466	(23)	2021
Omaha	9950 South 134th Street	—	3,398	868	—	3,398	868	4,266	(27)	2021
Nevada

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Fernley	190 Resource Drive	—	11,401	1,034	—	11,401	1,034	12,435	(226)	2021
Las Vegas	730 Pilot Road	—	12,390	2,615	236	12,626	2,615	15,241	(1,698)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	19	3,278	770	4,048	(482)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(365)	2019
Paradise	6460 Arville Street	—	3,415	1,465	251	3,666	1,465	5,131	(378)	2019
Reno	9025 Moya Boulevard	—	3,356	1,372	107	3,463	1,372	4,835	(879)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	977	7,305	938	8,243	(1,569)	2017
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Road	—	6,683	730	—	6,683	730	7,413	(1,767)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	487	8,957	1,431	10,388	(2,134)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	149	11,001	2,367	13,368	(730)	2019
Burlington	8 Campus Drive	—	15,797	3,267	266	16,063	3,267	19,330	(564)	2015
Burlington	6 Campus Drive	—	19,577	4,030	1,356	20,933	4,030	24,963	(4,431)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,264	2,272	1,555	9,819	2,272	12,091	(1,882)	2017
Lopatcong	190 Strykers Road	—	9,777	1,554	1,599	11,376	1,554	12,930	(1,753)	2011
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	—	6,372	1,121	7,493	(732)	2019
Moorestown	550 Glen Avenue	—	5,714	466	—	5,714	466	6,180	(605)	2019
Moorestown	600 Glen Court	—	4,749	510	—	4,749	510	5,259	(541)	2019
Mt. Laurel	103 Central Avenue	—	6,695	616	22	6,717	616	7,333	(315)	2020
Pedricktown	One Gateway Boulevard	—	10,250	2,414	1,515	11,765	2,414	14,179	(1,746)	2017
Swedesboro	2165 Center Square Road	—	5,129	1,212	15	5,144	1,212	6,356	(901)	2017
Westampton	800 Highland Drive	—	21,936	3,647	—	21,936	3,647	25,583	(97)	2021
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(780)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,032	3,731	216	3,947	(1,159)	2011
Farmington	5786 Collett Road	—	5,282	410	796	6,078	410	6,488	(1,986)	2007
Gloversville	125 Belzano Drive	(614)	1,299	117	—	1,299	117	1,416	(367)	2012
Gloversville	122 Belzano Drive	(991)	2,559	151	73	2,632	151	2,783	(677)	2012
Gloversville	109 Belzano Drive	(708)	1,486	154	142	1,628	154	1,782	(428)	2012
Johnstown	123 Union Avenue	(897)	1,592	216	33	1,625	216	1,841	(404)	2012
Johnstown	231 Enterprise Drive	(732)	955	151	96	1,051	151	1,202	(323)	2012
Johnstown	150 Enterprise Avenue	(1,369)	1,467	140	—	1,467	140	1,607	(454)	2012
Rochester	2883 Brighton Henrietta Townline Road	—	6,979	619	588	7,567	619	8,186	(266)	2020
Rochester	1350 Scottsville Road	—	6,746	208	—	6,746	208	6,954	(425)	2020
Ronkonkoma	845 South 1st Street	(4,943)	6,091	1,213	40	6,131	1,213	7,344	(179)	2021
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(329)	2020
Charlotte	1401 Tar Heel Road	—	3,961	515	—	3,961	515	4,476	(766)	2015
Charlotte	2027 Gateway Boulevard	—	3,654	913	30	3,684	913	4,597	(434)	2018
Charlotte	3115 Beam Road	—	4,839	369	5	4,844	369	5,213	(219)	2020
Durham	2702 Weck Drive	—	2,589	753	77	2,666	753	3,419	(563)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(433)	2020
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(727)	2018
Huntersville	13201 Reese Boulevard Unit 100	—	3,123	1,061	980	4,103	1,061	5,164	(944)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,345	5,208	232	5,440	(1,426)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,389)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(1,181)	2012
Mebane	7110 E. Washington Street	—	4,981	358	932	5,913	358	6,271	(1,335)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	225	5,807	1,091	6,898	(563)	2019
Mooresville	119 Super Sport Drive	—	18,010	4,195	228	18,238	4,195	22,433	(2,559)	2017
Mooresville	313 Mooresville Boulevard	—	6,968	701	437	7,405	701	8,106	(2,060)	2011
Mountain Home	199 N. Egerton Road	—	2,472	523	—	2,472	523	2,995	(617)	2014
Newton	1500 Prodelin Drive	—	7,338	732	1,283	8,621	732	9,353	(1,799)	2011
Pineville	10519 Industrial Drive	—	1,179	392	—	1,179	392	1,571	(283)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(1,819)	2011
Salisbury	990 Cedar Springs Road	—	5,009	1,535	1,436	6,445	1,535	7,980	(1,318)	2017
Smithfield	3250 Highway 70 Business West	—	10,397	613	72	10,469	613	11,082	(1,759)	2011
Troutman	279 & 281 Old Murdock Road	—	13,392	802	65	13,457	802	14,259	(1,716)	2018
Winston-Salem	2655 Annapolis Drive	—	10,716	610	16	10,732	610	11,342	(2,616)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(1,776)	2018
Ohio
Bedford Heights	26801 Fargo Avenue	—	5,267	837	955	6,222	837	7,059	(1,255)	2017
Boardman	365 McClurg Road	—	3,473	282	872	4,345	282	4,627	(1,651)	2007
Canal Winchester	6200-6250 Winchester Boulevard	—	37,431	6,403	—	37,431	6,403	43,834	(485)	2021
Canal Winchester	6260-6300 Winchester Boulevard	—	19,432	3,708	—	19,432	3,708	23,140	(283)	2021
Columbus	1605 Westbelt Drive	—	5,222	337	125	5,347	337	5,684	(909)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	(298)	44,814	3,410	48,224	(1,588)	2020
Columbus	3900-3990 Business Park Drive	—	2,976	489	417	3,393	489	3,882	(924)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	529	6,425	331	6,756	(1,529)	2015
Dayton	2800 Concorde Drive	—	23,725	2,465	—	23,725	2,465	26,190	(4,952)	2017
Etna	8591 Mink Street SW	—	73,402	2,939	107	73,509	2,939	76,448	(2,930)	2020
Fairborn	1340 E Dayton Yellow Springs Road	—	5,569	867	272	5,841	867	6,708	(1,611)	2015
Fairfield	4275 Thunderbird Lane	—	2,788	948	822	3,610	948	4,558	(800)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	—	5,337	1,086	6,423	(823)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	2,244	6,050	1,265	7,315	(1,571)	2011
Groveport	5830 Green Pointe Drive South	—	10,828	642	207	11,035	642	11,677	(1,687)	2017
Hilliard	4251 Leap Road	—	7,412	550	376	7,788	550	8,338	(1,323)	2017
Macedonia	1261 Highland Road	—	8,063	1,690	292	8,355	1,690	10,045	(1,812)	2015
Maple Heights	16645 Granite Road	—	4,357	922	—	4,357	922	5,279	(122)	2021
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(1,065)	2014
North Jackson	500 South Bailey Road	—	4,427	1,528	89	4,516	1,528	6,044	(1,222)	2013
North Jackson	382 Rosemont Road	—	7,681	486	873	8,554	486	9,040	(1,739)	2011

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Oakwood Village	26350 Broadway	—	3,041	343	178	3,219	343	3,562	(749)	2015
Salem	800 Pennsylvania Avenue	—	7,674	858	1,102	8,776	858	9,634	(3,013)	2006
Seville	276 West Greenwich Road	—	1,591	273	103	1,694	273	1,967	(538)	2011
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,157	6,066	2,161	8,227	(1,488)	2011
Strongsville	14450 Foltz Industrial Parkway	—	16,487	1,315	—	16,487	1,315	17,802	(292)	2021
Strongsville	12930 Darice Parkway	—	5,750	491	935	6,685	491	7,176	(1,404)	2014
Toledo	1800 Jason Street	—	6,487	213	250	6,737	213	6,950	(1,663)	2012
Twinsburg	8601 Independence Parkway	—	19,772	3,855	24	19,796	3,855	23,651	(812)	2020
Twinsburg	7990 Bavaria Road	—	8,027	590	87	8,114	590	8,704	(2,620)	2007
West Chester	9696 International Boulevard	—	8,868	936	—	8,868	936	9,804	(1,644)	2016
West Jefferson	1550 West Main Street	—	70,213	2,015	—	70,213	2,015	72,228	(6,112)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	112	2,323	746	3,069	(699)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,381	10,580	1,614	12,194	(2,183)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(1,833)	2015
Tulsa	10757 East Ute Street	—	7,167	644	26	7,193	644	7,837	(444)	2020
Oregon
Salem	4060 Fairview Industrial Drive	—	3,039	599	780	3,819	599	4,418	(1,039)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	529	1,901	266	2,167	(520)	2011
Pennsylvania
Allentown	7132 Daniels Drive	—	7,199	1,962	1,983	9,182	1,962	11,144	(2,119)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	105	23,521	1,248	24,769	(2,278)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	—	10,539	935	11,474	(1,206)	2018
Clinton	2300 Sweeney Drive	—	19,339	—	—	19,339	—	19,339	(2,998)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(1,525)	2018
Clinton	2300 Sweeney Drive Extension	—	16,840	—	97	16,937	—	16,937	(1,732)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(454)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(249)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(726)	2020
Croydon	3001 State Road	—	4,655	829	—	4,655	829	5,484	(552)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	304	5,619	1,000	6,619	(1,324)	2014
Export	1003 Corporate Lane	—	5,604	667	—	5,604	667	6,271	(507)	2019
Hazleton	69 Green Mountain Road	—	43,685	4,995	—	43,685	4,995	48,680	(136)	2021
Imperial	200 Solar Drive	—	22,135	1,762	—	22,135	1,762	23,897	(1,597)	2019
Lancaster	2919 Old Tree Drive	—	5,134	1,520	1,178	6,312	1,520	7,832	(1,825)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	103	3,874	1,370	5,244	(722)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(842)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	1,054	7,381	1,884	9,265	(1,238)	2016
Langhorne	1 Cabot Boulevard East	—	4,203	1,155	83	4,286	1,155	5,441	(356)	2020
Lebanon	1 Keystone Drive	—	5,083	1,380	163	5,246	1,380	6,626	(1,756)	2017
Mechanicsburg	6350 Brackbill Boulevard	—	5,079	1,482	1,765	6,844	1,482	8,326	(1,396)	2014
Mechanicsburg	6360 Brackbill Boulevard	—	7,042	1,800	646	7,688	1,800	9,488	(1,702)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	722	8,699	1,452	10,151	(1,933)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	2,430	16,214	843	17,057	(3,800)	2012
New Galilee	1750 Shenango Road	—	25,636	1,127	274	25,910	1,127	27,037	(1,983)	2019
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(1,029)	2018
New Kingstown	6 Doughten Road	—	8,625	2,041	619	9,244	2,041	11,285	(2,137)	2014
O'Hara Township	100 Papercraft Park	(13,288)	18,612	1,435	7,806	26,418	1,435	27,853	(7,362)	2012
Pittston	One Commerce Road	—	19,603	677	56	19,659	677	20,336	(2,852)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	281	5,575	1,708	7,283	(1,043)	2016
Warrendale	410-426 Keystone Drive	—	12,099	1,853	15	12,114	1,853	13,967	(1,278)	2018
Williamsport	3300 Wahoo Drive	—	6,513	448	—	6,513	448	6,961	(2,117)	2013
York	2925 East Market Street	—	14,209	2,152	381	14,590	2,152	16,742	(1,933)	2017
York	57 Grumbacher Road	—	15,049	966	28	15,077	966	16,043	(1,918)	2018
York	420 Emig Road	—	7,886	869	—	7,886	869	8,755	(914)	2019
York	915 Woodland View Drive	—	5,788	1,139	—	5,788	1,139	6,927	(42)	2021
York	2800 Concord Road	—	21,154	1,478	—	21,154	1,478	22,632	(116)	2021
South Carolina
Columbia	128 Crews Drive	—	5,171	783	162	5,333	783	6,116	(1,131)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	1,116	12,097	1,002	13,099	(3,471)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(2,121)	2012
Duncan	175 Spartangreen Boulevard	—	12,390	936	—	12,390	936	13,326	(160)	2021
Edgefield	One Tranter Drive	—	938	220	887	1,825	220	2,045	(617)	2012
Fountain Inn	107 Southchase Boulevard	—	8,308	766	39	8,347	766	9,113	(1,256)	2018
Fountain Inn	141 Southchase Boulevard	—	14,984	1,878	81	15,065	1,878	16,943	(2,362)	2017
Fountain Inn	111 Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(1,026)	2016
Gaffney	50 Peachview Boulevard	—	4,383	1,233	1,083	5,466	1,233	6,699	(971)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(2,503)	2019
Greenwood	215 Mill Avenue	(1,275)	1,824	166	641	2,465	166	2,631	(503)	2012
Greenwood	308-310 Maxwell Avenue	(1,086)	1,168	169	673	1,841	169	2,010	(405)	2012
Greer	2501 Highway 101	—	10,841	1,126	658	11,499	1,126	12,625	(1,422)	2018
Greer	8 Shelter Drive	—	4,939	681	3,419	8,358	681	9,039	(1,187)	2018
Greer	1000 Robinson Road	—	25,631	849	—	25,631	849	26,480	(58)	2021
Greer	129 Metro Court	—	1,434	129	353	1,787	129	1,916	(402)	2015
Greer	149 Metro Court	—	1,731	128	532	2,263	128	2,391	(430)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(158)	2015
Greer	154 Metro Court	—	2,963	306	959	3,922	306	4,228	(767)	2015
Laurens	103 Cherry Blossom Drive	—	4,033	151	52	4,085	151	4,236	(731)	2015
Piedmont	1100 Piedmont Highway	—	4,093	231	320	4,413	231	4,644	(867)	2015
Piedmont	1102 Piedmont Highway	—	2,092	158	45	2,137	158	2,295	(429)	2015
Piedmont	1104 Piedmont Highway	—	2,166	204	—	2,166	204	2,370	(576)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	2,022	11,282	797	12,079	(1,104)	2018
Piedmont	1610 Old Grove Road	—	18,960	1,971	—	18,960	1,971	20,931	(2,628)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Rock Hill	2751 Commerce Drive, Unit C	(3,430)	6,146	1,411	543	6,689	1,411	8,100	(1,398)	2016
Rock Hill	1953 Langston Street	—	4,333	1,095	772	5,105	1,095	6,200	(936)	2017
Rock Hill	2225 Williams Industrial Boulevard	—	10,903	1,118	—	10,903	1,118	12,021	(452)	2020
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,614	6,574	957	7,531	(1,357)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	923	4,287	470	4,757	(1,079)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	2,852	27,052	1,454	28,506	(2,719)	2018
Spartanburg	5675 North Blackstock Road	—	15,100	1,867	166	15,266	1,867	17,133	(3,507)	2016
Spartanburg	950 Brisack Road	—	3,564	342	846	4,410	342	4,752	(1,055)	2014
Spartanburg	2071 Fryml Drive	—	7,624	663	—	7,624	663	8,287	(747)	2019
Spartanburg	2171 Fryml Drive	—	4,480	530	86	4,566	530	5,096	(492)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	745	17,280	895	18,175	(1,306)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	944	6,741	493	7,234	(1,723)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	—	4,710	1,157	5,867	(394)	2019
Ware Shoals	100 Holloway Road	(210)	192	133	5	197	133	330	(52)	2012
West Columbia	185 McQueen Street	—	6,946	715	2,324	9,270	715	9,985	(2,083)	2013
West Columbia	610 Kelsey Court	—	9,488	488	—	9,488	488	9,976	(1,499)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(1,334)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(881)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	—	26,023	1,422	27,445	(2,351)	2019
West Columbia	842 Bistline Drive	—	12,434	1,217	1,636	14,070	1,217	15,287	(206)	2021
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(1,708)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	14	2,195	187	2,382	(433)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(896)	2015
Chattanooga	1100 Wisdom Street & 1295 Stuart Street	—	7,959	424	397	8,356	424	8,780	(2,082)	2015
Cleveland	4405 Michigan Avenue Road NE	—	3,161	554	84	3,245	554	3,799	(1,015)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	241	3,342	403	3,745	(729)	2015
Jackson	1094 Flex Drive	—	2,374	230	369	2,743	230	2,973	(856)	2012
Knoxville	2525 Quality Drive	—	3,104	447	46	3,150	447	3,597	(746)	2015
Knoxville	2522 and 2526 Westcott Boulevard	—	4,919	472	—	4,919	472	5,391	(631)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	735	8,547	1,117	9,664	(813)	2019
Lebanon	535 Maddox-Simpson Parkway	—	15,890	1,016	50	15,940	1,016	16,956	(1,872)	2019
Lebanon	675 Maddox-Simpson Parkway	—	5,891	519	—	5,891	519	6,410	(16)	2021
Loudon	1700 Elizabeth Lee Parkway	—	3,686	170	—	3,686	170	3,856	(827)	2015
Madison	538 Myatt Drive	—	5,758	1,655	1,891	7,649	1,655	9,304	(2,271)	2011
Mascot	9575 Commission Drive	—	3,179	284	75	3,254	284	3,538	(773)	2016
Mascot	2122 Holston Bend Drive	—	3,409	385	611	4,020	385	4,405	(1,008)	2013
Memphis	4880 East Tuggle Road	—	41,078	2,501	908	41,986	2,501	44,487	(3,381)	2019
Murfreesboro	540 New Salem Road	—	2,799	722	144	2,943	722	3,665	(874)	2014
Nashville	3258 Ezell Pike	—	3,455	547	174	3,629	547	4,176	(771)	2013
Vonore	90 Deer Crossing Road	—	7,821	2,355	85	7,906	2,355	10,261	(2,148)	2011
Texas

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Arlington	3311 Pinewood Drive	—	2,374	413	304	2,678	413	3,091	(962)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,048	6,815	1,246	8,061	(1,613)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	1,774	13,644	4,066	17,710	(3,453)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	942	21,937	1,853	23,790	(2,279)	2018
El Paso	32 Celerity Wagon	—	3,532	—	147	3,679	—	3,679	(615)	2017
El Paso	48 Walter Jones Boulevard	—	10,250	—	39	10,289	—	10,289	(1,997)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	830	9,882	1,248	11,130	(2,215)	2014
El Paso	6500 N. Desert Boulevard	—	7,518	1,124	302	7,820	1,124	8,944	(1,744)	2014
El Paso	1550 Northwestern Drive	—	14,011	1,854	2,396	16,407	1,854	18,261	(3,532)	2014
El Paso	1701 Northwestern Drive	—	9,897	1,581	2,031	11,928	1,581	13,509	(2,364)	2014
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(1,413)	2015
El Paso	12285 Gateway Boulevard West	—	22,571	1,725	—	22,571	1,725	24,296	(174)	2021
El Paso	47 Butterfield Circle & 12 Leigh Fisher Boulevard	—	3,096	—	1,588	4,684	—	4,684	(1,407)	2012
Garland	2901 W. Kingsley Road	—	5,166	1,344	2,181	7,347	1,344	8,691	(1,457)	2014
Grapevine	2402 Esters Boulevard	—	9,522	—	—	9,522	—	9,522	(78)	2021
Grapevine	2400 Esters Boulevard	—	15,029	—	161	15,190	—	15,190	(122)	2021
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(981)	2019
Houston	9302 Ley Road	—	8,879	1,236	—	8,879	1,236	10,115	(726)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(978)	2019
Houston	4949 Windfern Road	—	7,610	2,255	405	8,015	2,255	10,270	(1,909)	2013
Houston	1020 Rankin Road	—	4,802	565	957	5,759	565	6,324	(1,521)	2014
Houston	7300 Airport Boulevard	—	14,199	2,546	1,053	15,252	2,546	17,798	(1,886)	2016
Houston	13627 West Hardy	—	4,989	1,502	—	4,989	1,502	6,491	(1,303)	2017
Houston	868 Pear Street	—	5,508	953	—	5,508	953	6,461	(1,226)	2017
Houston	14620 Henry Road	—	7,052	927	66	7,118	927	8,045	(1,127)	2017
Houston	7049 Brookhollow West Drive	—	9,371	809	15	9,386	809	10,195	(1,078)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	318	9,774	1,108	10,882	(636)	2019
Humble	18727 Kenswick Drive	—	21,476	2,255	—	21,476	2,255	23,731	(1,698)	2019
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(716)	2019
Katy	21601 Park Row Drive	—	3,421	1,655	—	3,421	1,655	5,076	(305)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(1,263)	2019
Laredo	13808 Humphrey Road	—	12,410	1,535	—	12,410	1,535	13,945	(1,927)	2017
McAllen	5601 West Military Highway	—	13,549	818	53	13,602	818	14,420	(474)	2020
Mission	802 Trinity Street	—	12,623	1,882	572	13,195	1,882	15,077	(1,705)	2018
Rockwall	3400 Discovery Boulevard	—	16,066	2,683	—	16,066	2,683	18,749	(2,849)	2017
Stafford	13720 Stafford Road	—	6,570	339	41	6,611	339	6,950	(918)	2017
Waco	101 Apron Road	—	1,394	—	922	2,316	—	2,316	(641)	2011
Utah
Provo	3715 S Tracy Hall Parkway	—	27,225	1,945	—	27,225	1,945	29,170	(318)	2021
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,402	775	—	3,402	775	4,177	(1,038)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
Harrisonburg	4500 Early Road	—	11,057	1,455	1,180	12,237	1,455	13,692	(2,888)	2012
Independence	One Compair Way	(1,185)	2,061	226	—	2,061	226	2,287	(528)	2012
North Chesterfield	8001 Greenpine Road	—	6,174	1,599	—	6,174	1,599	7,773	(653)	2019
Richmond	5250 Klockner Drive	—	3,801	819	184	3,985	819	4,804	(412)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	780	10,491	2,307	12,798	(894)	2019
Wisconsin
Appleton	1919 W College Avenue	—	5,757	261	—	5,757	261	6,018	(109)	2021
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(434)	2018
Cudahy	5831 S. Pennsylvania Avenue	—	4,778	1,427	—	4,778	1,427	6,205	(274)	2020
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(1,697)	2012
DeForest	505 - 507 Stokely Drive	—	5,298	1,131	592	5,890	1,131	7,021	(942)	2016
Delavan	329 Hallberg Street	—	2,059	127	30	2,089	127	2,216	(216)	2019
Delavan	1714 Hobbs Drive	—	4,676	241	—	4,676	241	4,917	(449)	2019
East Troy	2761 Buell Drive	—	4,936	304	57	4,993	304	5,297	(1,037)	2014
Elkhorn	555 Koopman Lane	—	3,941	351	293	4,234	351	4,585	(419)	2019
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(343)	2019
Franklin	5215 W Airways Avenue	—	8,193	1,551	—	8,193	1,551	9,744	(103)	2021
Germantown	N117 W18456 Fulton Drive	—	6,023	442	—	6,023	442	6,465	(696)	2018
Germantown	N106 W13131 Bradley Way	—	3,296	359	222	3,518	359	3,877	(462)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(1,157)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	—	5,977	1,186	7,163	(1,687)	2014
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(944)	2016
Hudson	2700 Harvey Street	—	7,982	683	6	7,988	683	8,671	(532)	2020
Janesville	2929 Venture Drive	—	17,477	828	1,174	18,651	828	19,479	(4,778)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(971)	2016
Madison	4718 Helgesen Drive	—	6,365	609	21	6,386	609	6,995	(945)	2017
Madison	4722 Helgesen Drive	—	4,489	444	39	4,528	444	4,972	(614)	2017
Mayville	605 Fourth Street	—	4,118	547	623	4,741	547	5,288	(1,815)	2007
Mukwonago	103 Hill Court	—	10,379	1,478	465	10,844	1,478	12,322	(114)	2021
Muskego	S64 W15660 Commerce Center Parkway	—	5,497	393	154	5,651	393	6,044	(412)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(992)	2019
New Berlin	16555 W Smalls Road	—	19,637	955		19,637	955	20,592	(48)	2021
New Berlin	5600 S. Moorland Road	—	6,409	1,068	43	6,452	1,068	7,520	(1,541)	2013
Oak Creek	525 West Marquette Avenue	—	4,350	526	—	4,350	526	4,876	(591)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(767)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,678	841	795	7,473	841	8,314	(1,092)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,516	439	52	4,568	439	5,007	(601)	2018
Pleasant Prairie	10411 80th Avenue	—	18,219	2,297	—	18,219	2,297	20,516	(1,461)	2018
Pleasant Prairie	8901 102nd Street	—	4,949	523	440	5,389	523	5,912	(738)	2018
Sun Prairie	1615 Commerce Drive	—	5,809	2,360	2,499	8,308	2,360	10,668	(2,541)	2011
West Allis	2207 S. 114th Street	—	1,757	462	2,024	3,781	462	4,243	(654)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2021
State & City	Address	Encumbrances (1)	Building & Improvements (2)	Land (3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation (4)	Year Acquired
West Allis	2075 S. 114th Street	—	1,848	444	1,674	3,522	444	3,966	(502)	2015
West Allis	2145 S. 114th Street	—	846	252	1,022	1,868	252	2,120	(323)	2015
West Allis	2025 S. 114th Street	—	956	251	714	1,670	251	1,921	(270)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(1,029)	2014
	Total	$(54,983)	$4,820,349	$617,297	$227,261	$5,047,610	$617,297	$5,664,907	$(611,867)
(1)Balance excludes the net unamortized balance of fair market value discount of approximately $0.1 million and unamortized deferred financing fees and debt issuance costs of approximately $0.1 million .
(2)The initial costs of building and improvements is the acquisition costs less asset impairment write-downs, building expansions and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2021, the aggregate cost for federal income tax purposes of investments in real estate was approximately $6.7 billion.

	Year ended December 31,
	2021	2020	2019
Real Estate:
Balance at beginning of period	$4,521,301	$3,959,883	$2,966,616
Additions during period
Other acquisitions	1,217,478	664,616	995,516
Improvements, etc.	40,797	59,702	73,666
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(107,192)	(152,716)	(43,396)
Write-off of tenant improvements	(7,477)	(5,025)	(22,781)
Asset impairments and involuntary conversion	—	(5,159)	(9,738)
Balance at the end of the period including assets held for sale	5,664,907	4,521,301	3,959,883
Assets held for sale	—	(562)	(48,892)
Balance at the end of the period excluding assets held for sale	$5,664,907	$4,520,739	$3,910,991
Accumulated Depreciation:
Balance at beginning of period	$495,466	$393,506	$316,930
Additions during period
Depreciation and amortization expense	142,966	126,382	107,867
Other additions	—	—	—
Deductions during period
Disposals	(26,565)	(24,422)	(31,291)
Balance at the end of the period including assets held for sale	611,867	495,466	393,506
Assets held for sale	—	(118)	(5,873)
Balance at the end of the period excluding assets held for sale	$611,867	$495,348	$387,633