Form 10-Q
period 2022-03-31
STAG Industrial, Inc.
filed 2022-05-03
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of common stock outstanding at May 2, 2022 was 179,213,310.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Rental Property:
Land	$626,385	$617,297
Buildings and improvements, net of accumulated depreciation of $650,370 and $611,867, respectively	4,535,725	4,435,743
Deferred leasing intangibles, net of accumulated amortization of $288,640 and $282,038, respectively	561,267	567,658
Total rental property, net	5,723,377	5,620,698
Cash and cash equivalents	34,830	18,981
Restricted cash	3,175	4,215
Tenant accounts receivable	98,320	93,600
Prepaid expenses and other assets	64,308	60,953
Interest rate swaps	27,696	5,220
Operating lease right-of-use assets	29,151	29,582
Total assets	$5,980,857	$5,833,249
Liabilities and Equity
Liabilities:
Unsecured credit facility	$384,000	$296,000
Unsecured term loans, net	970,925	970,577
Unsecured notes, net	897,058	896,941
Mortgage notes, net	54,190	54,744
Accounts payable, accrued expenses and other liabilities	72,726	76,475
Interest rate swaps	2,298	17,052
Tenant prepaid rent and security deposits	36,062	37,138
Dividends and distributions payable	22,282	21,906
Deferred leasing intangibles, net of accumulated amortization of $22,245 and $21,136, respectively	33,712	35,721
Operating lease liabilities	32,725	33,108
Total liabilities	2,505,978	2,439,662
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2022 and December 31, 2021, 179,211,305 and 177,769,342 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,792	1,777
Additional paid-in capital	4,179,361	4,130,038
Cumulative dividends in excess of earnings	(805,400)	(792,332)
Accumulated other comprehensive income (loss)	24,652	(11,783)
Total stockholders’ equity	3,400,405	3,327,700
Noncontrolling interest	74,474	65,887
Total equity	3,474,879	3,393,587
Total liabilities and equity	$5,980,857	$5,833,249

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenue
Rental income	$158,601	$133,825
Other income	608	170
Total revenue	159,209	133,995
Expenses
Property	31,775	27,002
General and administrative	12,313	12,790
Depreciation and amortization	67,366	58,407
Other expenses	497	852
Total expenses	111,951	99,051
Other income (expense)
Interest and other income	34	32
Interest expense	(17,259)	(15,358)
Debt extinguishment and modification expenses	—	(679)
Gain on the sales of rental property, net	23,955	6,409
Total other income (expense)	6,730	(9,596)
Net income	$53,988	$25,348
Less: income attributable to noncontrolling interest after preferred stock dividends	1,162	473
Net income attributable to STAG Industrial, Inc.	$52,826	$24,875
Less: preferred stock dividends	—	1,289
Less: redemption of preferred stock	—	2,582
Less: amount allocated to participating securities	62	73
Net income attributable to common stockholders	$52,764	$20,931
Weighted average common shares outstanding — basic	177,827	158,430
Weighted average common shares outstanding — diluted	178,065	159,126
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.30	$0.13
Net income per share attributable to common stockholders — diluted	$0.30	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Net income	$53,988	$25,348
Other comprehensive income:
Income on interest rate swaps	37,237	12,150
Other comprehensive income	37,237	12,150
Comprehensive income	91,225	37,498
Income attributable to noncontrolling interest after preferred stock dividends	(1,162)	(473)
Other comprehensive income attributable to noncontrolling interest	(802)	(268)
Comprehensive income attributable to STAG Industrial, Inc.	$89,261	$36,757

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2022
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,963	—	—	54,976	—	54,976
Dividends and distributions, net	—	—	—	—	(65,114)	—	(65,114)	(1,474)	(66,588)
Non-cash compensation activity, net	—	48,628	1	(3,279)	(780)	—	(4,058)	5,737	1,679
Redemption of common units to common stock	—	65,000	1	1,216	—	—	1,217	(1,217)	—
Rebalancing of noncontrolling interest	—	—	—	(3,577)	—	—	(3,577)	3,577	—
Other comprehensive income	—	—	—	—	—	36,435	36,435	802	37,237
Net income	—	—	—	—	52,826	—	52,826	1,162	53,988
Balance, March 31, 2022	$—	179,211,305	$1,792	$4,179,361	$(805,400)	$24,652	$3,400,405	$74,474	$3,474,879
Three months ended March 31, 2021
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	680,276	7	21,559	—	—	21,566	—	21,566
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(58,828)	—	(58,828)	(1,436)	(60,264)
Non-cash compensation activity, net	—	95,190	1	(3,214)	(121)	—	(3,334)	6,607	3,273
Redemption of common units to common stock	—	97,159	1	1,622	—	—	1,623	(1,623)	—
Rebalancing of noncontrolling interest	—	—	—	(474)	—	—	(474)	474	—
Other comprehensive income	—	—	—	—	—	11,882	11,882	268	12,150
Net income	—	—	—	—	24,875	—	24,875	473	25,348
Balance, March 31, 2021	$—	159,082,448	$1,591	$3,443,787	$(778,727)	$(28,143)	$2,638,508	$59,608	$2,698,116
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$53,988	$25,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,366	58,407
Non-cash portion of interest expense	864	487
Amortization of above and below market leases, net	(84)	1,474
Straight-line rent adjustments, net	(4,450)	(4,676)
Gain on the sales of rental property, net	(23,955)	(6,409)
Non-cash compensation expense	3,260	4,615
Change in assets and liabilities:
Tenant accounts receivable	(262)	3,281
Prepaid expenses and other assets	(3,371)	(4,132)
Accounts payable, accrued expenses and other liabilities	(3,401)	(4,613)
Tenant prepaid rent and security deposits	(1,076)	(322)
Total adjustments	34,891	48,112
Net cash provided by operating activities	88,879	73,460
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(144,600)	(81,969)
Additions of land and building and improvements	(17,061)	(10,269)
Acquisitions of other assets	(2,134)	—
Proceeds from sales of rental property, net	35,326	23,884
Acquisition deposits, net	(711)	2,008
Acquisitions of deferred leasing intangibles	(19,617)	(13,156)
Net cash used in investing activities	(148,797)	(79,502)
Cash flows from financing activities:
Proceeds from unsecured credit facility	675,000	393,000
Repayment of unsecured credit facility	(587,000)	(267,000)
Proceeds from unsecured term loans	—	300,000
Repayment of unsecured term loans	—	(300,000)
Repayment of mortgage notes	(586)	(531)
Payment of loan fees and costs	(4)	(2,750)
Proceeds from sales of common stock, net	55,126	21,639
Redemption of preferred stock	—	(75,000)
Dividends and distributions	(66,213)	(59,996)
Repurchase and retirement of share-based compensation	(1,596)	(1,342)
Net cash provided by financing activities	74,727	8,020
Increase in cash and cash equivalents and restricted cash	14,809	1,978
Cash and cash equivalents and restricted cash—beginning of period	23,196	20,339
Cash and cash equivalents and restricted cash—end of period	$38,005	$22,317
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$17,172	$13,471
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(539)	$—
Transfer of other assets to building and other capital improvements	$539	$—
Acquisitions of land and buildings and improvements	$—	$(4,239)
Acquisitions of deferred leasing intangibles	$—	$(703)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$590	$4,281
Additions to building and other capital improvements from non-cash compensation	$(26)	$—
Assumption of mortgage notes	$—	$5,103
Fair market value adjustment to mortgage notes acquired	$—	$(161)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$(167)	$879
Dividends and distributions accrued	$22,282	$19,657
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2022 and December 31, 2021, the Company owned a 97.9% and 98.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2022, the Company owned 551 industrial buildings in 40 states with approximately 110.1 million rentable square feet.

COVID-19 Pandemic

The Company and the real estate industry generally continue to face risks and uncertainties related to the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. The Company did not incur significant disruptions from the COVID-19 pandemic or enter into any rent deferral agreements during the three months ended March 31, 2022 and 2021. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership, and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as “Noncontrolling Common Units.” These Noncontrolling Common Units are held by other limited partners in the form of common units (“Other Common Units”) and long term incentive plan units (“LTIP units”) issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis for all periods presented.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$34,830	$18,981
Restricted cash	3,175	4,215
Total cash and cash equivalents and restricted cash	$38,005	$23,196

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiary recognized net income of approximately $0.1 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of approximately $0.5 million and $0.4 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.

Uncertain Tax Positions

As of March 31, 2022 and December 31, 2021, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of March 31, 2022 and December 31, 2021.

Rental Property (in thousands)	March 31, 2022	December 31, 2021
Land	$626,385	$617,297
Buildings, net of accumulated depreciation of $433,560 and $406,670, respectively	4,126,324	4,035,210
Tenant improvements, net of accumulated depreciation of $27,270 and $26,065, respectively	43,788	43,999
Building and land improvements, net of accumulated depreciation of $189,540 and $179,132, respectively	324,917	320,041
Construction in progress	40,696	36,493
Deferred leasing intangibles, net of accumulated amortization of $288,640 and $282,038, respectively	561,267	567,658
Total rental property, net	$5,723,377	$5,620,698

Acquisitions

The following table summarizes the acquisitions of the Company during the three months ended March 31, 2022. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	$166,351
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

The following table summarizes the allocation of the total purchase price paid (on the closing dates) for the assets and liabilities acquired by the Company during the three months ended March 31, 2022 in connection with the acquisitions identified in the table above.

	Three months ended March 31, 2022
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$10,746	N/A
Buildings	127,778	N/A
Tenant improvements	692	N/A
Building and land improvements	5,384	N/A
Other assets	2,134	N/A
Deferred leasing intangibles - In-place leases	11,512	5.3
Deferred leasing intangibles - Tenant relationships	7,319	9.0
Deferred leasing intangibles - Above market leases	959	6.9
Deferred leasing intangibles - Below market leases	(173)	3.7
Total purchase price	$166,351

The following table summarizes the results of operations for the three months ended March 31, 2022 for the buildings acquired during the three months ended March 31, 2022, which are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended March 31, 2022
Total revenue	$1,251
Net loss	$113

Dispositions

During the three months ended March 31, 2022, the Company sold one building and one land parcel to third parties comprised of approximately 0.2 million rentable square feet with a net book value of approximately $11.3 million. This building contributed approximately $0.2 million and $0.4 million to revenue for the three months ended March 31, 2022 and 2021, respectively. This building contributed approximately $0.2 million and $0.3 million to net income (exclusive of gain on the sales of rental property, net) for the three months ended March 31, 2022 and 2021, respectively. Net proceeds from the sales of rental property were approximately $35.3 million and the Company recognized the full gain on the sales of rental property, net, of approximately $24.0 million for the three months ended March 31, 2022.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$89,747	$(31,436)	$58,311	$91,565	$(32,110)	$59,455
Other intangible lease assets	760,160	(257,204)	502,956	758,131	(249,928)	508,203
Total deferred leasing intangible assets	$849,907	$(288,640)	$561,267	$849,696	$(282,038)	$567,658

Below market leases	$55,957	$(22,245)	$33,712	$56,857	$(21,136)	$35,721
Total deferred leasing intangible liabilities	$55,957	$(22,245)	$33,712	$56,857	$(21,136)	$35,721

The following table summarizes the amortization expense and the net decrease to rental income for the amortization of deferred leasing intangibles during the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2022	2021
Net increase (decrease) to rental income related to above and below market lease amortization	$79	$(1,480)
Amortization expense related to other intangible lease assets	$24,077	$22,447

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years (including the remainder of 2022) as of March 31, 2022.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Decrease to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2022	$67,986	$180
2023	$80,666	$727
2024	$69,720	$1,361
2025	$60,629	$1,185
2026	$52,145	$1,626

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2022 and December 31, 2021.

Loan	Principal Outstanding as of March 31, 2022 (in thousands)	Principal Outstanding as of December 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$384,000	$296,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	384,000	296,000

Unsecured term loans:
Unsecured Term Loan D	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	3.23%	March 15, 2027	i
Total unsecured term loans	975,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,075)	(4,423)
Total carrying value unsecured term loans, net	970,925	970,577

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	900,000	900,000
Total unamortized deferred financing fees and debt issuance costs	(2,942)	(3,059)
Total carrying value unsecured notes, net	897,058	896,941

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	46,106	46,610	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,397	3,430	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,894	4,943	3.71%	October 1, 2039	ii
Total mortgage notes	54,397	54,983
Net unamortized fair market value discount	(136)	(136)
Total unamortized deferred financing fees and debt issuance costs	(71)	(103)
Total carrying value mortgage notes, net	54,190	54,744
Total / weighted average interest rate(5)	$2,306,173	$2,218,262	2.87%
(1)Interest rate as of March 31, 2022. At March 31, 2022, the one-month LIBOR (“L”) was 0.452%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2022, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan A will be swapped to a fixed rate of 1.30% effective April 1, 2022. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, subject to defeasance; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $4.9 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2022 was approximately $362.3 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $8.2 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2022	2021
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$864	$487
Facility, unused, and other fees	$341	$386

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2022 and December 31, 2021 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $87.8 million and $88.5 million at March 31, 2022 and December 31, 2021, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$384,000	$383,927	$296,000	$296,000
Unsecured term loans	975,000	975,015	975,000	975,224
Unsecured notes	900,000	880,674	900,000	937,183
Mortgage notes	54,397	54,628	54,983	56,323
Total principal amount	2,313,397	$2,294,244	2,225,983	$2,264,730
Net unamortized fair market value discount	(136)		(136)
Total unamortized deferred financing fees and debt issuance costs	(7,088)		(7,585)
Total carrying value	$2,306,173		$2,218,262

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

The following table summarizes the Company’s outstanding interest rate swaps as of March 31, 2022. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$—	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$—	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$—	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$—	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(64)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(126)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$1,223	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$1,219	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$1,223	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$1,218	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(548)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(549)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(548)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(274)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$280	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$284	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$280	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$1,008	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$6,853	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$3,409	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$3,419	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$2,419	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$2,438	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$2,423	1.3045%	One-month L	Mar-15-2027

The following table summarizes the fair value of the interest rate swaps outstanding as of March 31, 2022 and December 31, 2021.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2022	Fair Value March 31, 2022	Notional Amount December 31, 2021	Fair Value December 31, 2021
Interest rate swaps-Asset	$950,000	$27,696	$600,000	$5,220
Interest rate swaps-Liability	$325,000	$(2,298)	$825,000	$(17,052)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified to interest expense in the same periods during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $2.2 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2022	2021
Income recognized in accumulated other comprehensive income (loss) on interest rate swaps	$33,506	$7,750
Loss reclassified from accumulated other comprehensive income (loss) into income as interest expense	$3,731	$4,400
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$17,259	$15,358

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2022, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements for any interest rate swaps in a net liability position by counterparty, plus accrued interest of approximately $0.1 million.

Fair Value of Interest Rate Swaps

The Company’s valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of March 31, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements as of March 31, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$27,696	$—	$27,696	$—
Interest rate swaps-Liability	$(2,298)	$—	$(2,298)	$—

		Fair Value Measurements as of December 31, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,220	$—	$5,220	$—
Interest rate swaps-Liability	$(17,052)	$—	$(17,052)	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

The following table summarizes the dividends declared on the Company’s outstanding shares of preferred stock during the year ended December 31, 2021.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following tables summarize the activity under the ATM common stock offering program during the three months ended March 31, 2022 and year ended December 31, 2021.

	Three months ended March 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$5,721
Total/weighted average	128,335	$45.03	$5,721
(1)This program ended before March 31, 2022.

	Year ended December 31, 2021
ATM Common Stock Offering Program(1)	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(2)	5,110,002	$37.53	$189,974
Total/weighted average	5,110,002	$37.53	$189,974
(1)Excludes shares of common stock sold under the ATM common stock offering program on a forward basis or issued upon physical settlement of the related forward sale agreements during the period.
(2)This program ended before March 31, 2022.

In connection with the Company’s underwritten public offering that closed in November 2021, on December 3, 2021, the Company executed a forward sale agreement for the sale of an additional 1,200,000 shares of common stock on a forward basis at a price of $41.87 per share. The Company did not initially receive any proceeds from the sale of shares on a forward basis. On March 29, 2022, the Company physically settled in full the forward sales agreement by issuing 1,200,000 shares of common stock for net proceeds of approximately $49.7 million , or $41.39 per share.

The following tables summarize the dividends declared on the Company’s outstanding shares of common stock during the three months ended March 31, 2022 and the year ended December 31, 2021.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 10, 2022	March 31, 2022	$0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$0.365001

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 13, 2021	December 31, 2021	$0.120833	January 18, 2022
November 30	October 13, 2021	November 30, 2021	0.120833	December 15, 2021
October 31	October 13, 2021	October 29, 2021	0.120833	November 15, 2021
September 30	July 13, 2021	September 30, 2021	0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.449996

On April 14, 2022, the Company’s board of directors declared dividends of the Company’s outstanding shares of common stock for the months ending April 30, 2022, May 31, 2022, and June 30, 2022 at a monthly rate of $0.121667 per share.

Restricted Shares of Common Stock

The Company granted restricted shares of common stock under the 2011 Plan on January 10, 2022 to certain employees of the Company, which will vest in equal installments on an annual basis over four years (beginning on January 1, 2023), subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the three months ended March 31, 2022 and the year ended December 31, 2021.

Unvested Restricted Shares of Common Stock	Shares		Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	184,890		$27.70
Granted	90,304		$29.77
Vested	(79,140)	(1)	$27.01
Forfeited	(10,339)		$30.32
Balance at December 31, 2021	185,715		$28.86
Granted	58,580		$44.19
Vested	(73,556)	(1)	$28.03
Forfeited	(6,373)		$34.72
Balance at March 31, 2022	164,366		$34.47
(1)The Company repurchased and retired 25,836 and 27,706 restricted shares of common stock that vested during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2022 was approximately $4.9 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2022	2021
Vested restricted shares of common stock	73,556	72,788
Fair value of vested restricted shares of common stock (in thousands)	$3,528	$2,280

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the three months ended March 31, 2022 and the year ended December 31, 2021.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(65,000)	65,000	—	N/A
Redemptions from Other Common Units to common stock	—	(65,000)	(65,000)	N/A
Balance at March 31, 2022	2,354,361	1,570,640	3,925,001	2.1%

LTIP Units

The Company granted LTIP units under the 2011 Plan on January 10, 2022 to non-employee, independent directors, which will vest on January 1, 2023, subject to the recipient’s continued service. The Company granted LTIP units under the 2011 Plan on January 10, 2022 to certain executive officers and senior employees of the Company, which will vest in equal installments on a quarterly basis over four years (beginning on March 31, 2022), subject to the recipient’s continued employment. Refer to Note 8 for a discussion of the LTIP units granted on January 10, 2022 pursuant to the 2019 performance units.

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing the LTIP units granted during the three months ended March 31, 2022 (excluding the LTIP units granted pursuant to the 2019 performance units discussed in Note 8 below).

LTIP Units	Assumptions
Grant date	January 10, 2022
Expected term (years)	10
Expected stock price volatility	34.0%
Expected dividend yield	4.0%
Risk-free interest rate	1.204%
Fair value of LTIP units at issuance (in thousands)	$4,385
LTIP units at issuance	104,241
Fair value unit price per LTIP unit at issuance	$42.07

The expected stock price volatility is based on a mix of the historical and implied volatilities of the Company and certain peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and the dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching a three-year time period.

The following table summarizes activity related to the Company’s unvested LTIP units during the three months ended March 31, 2022 and the year ended December 31, 2021.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(414,348)	$40.39
Forfeited	—	$—
Balance at March 31, 2022	245,997	$33.90

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2022 was approximately $5.5 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Vested LTIP units	2022	2021
Vested LTIP units	414,348	183,486
Fair value of vested LTIP units (in thousands)	$18,593	$5,683

8. Equity Incentive Plan

On January 10, 2022, the compensation committee of the board of directors approved and the Company granted performance units under the 2011 Plan to the executive officers and certain key employees of the Company. The terms of the performance units granted on January 10, 2022 are substantially the same as the terms of the performance units granted in January 2021, 2020, and 2019, except that the measuring period commenced on January 1, 2022 and ends on December 31, 2024.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2022.

Performance Units	Assumptions
Grant date	January 10, 2022
Expected stock price volatility	34.1%
Expected dividend yield	4.0%
Risk-free interest rate	1.1979%
Fair value of performance units grant (in thousands)	$6,289

The expected stock price volatility is based on a mix of the historical and implied volatilities of the Company and certain peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and the dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year time period of the performance period.

On December 31, 2021, the measuring period for the 2019 performance units concluded. The compensation committee of the board of directors determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle and approved the issuance of an aggregate of 365,996 vested LTIP units and 27,934 vested shares of common stock to the participants (of which 8,257 shares of common stock were repurchased and retired), which were issued on January 10, 2022.

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2022 was approximately $10.0 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2022	2021
Restricted shares of common stock	$548	$651
LTIP units	1,284	2,408
Performance units	1,296	1,438
Director compensation(1)	121	118
Total non-cash compensation expense	$3,249	$4,615
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2022 and 2021. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Rental Income (in thousands)	2022	2021
Fixed lease payments	$120,240	$101,179
Variable lease payments	33,778	29,244
Straight-line rental income	4,504	4,882
Net increase (decrease) to rental income related to above and below market lease amortization	79	(1,480)
Total rental income	$158,601	$133,825

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

As of March 31, 2022 and December 31, 2021, the Company had accrued rental income of approximately $80.2 million and $75.8 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2022 and December 31, 2021, the Company had approximately $28.9 million and $32.9 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of March 31, 2022 and December 31, 2021, the Company’s total liability associated with these lease security deposits was approximately $15.9 million and $15.2 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.4 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2022.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2022	$368,223
2023	$464,868
2024	$413,356
2025	$355,130
2026	$298,475
Thereafter	$979,172

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 1.2 years to 47.6 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Operating Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	29.0	29.0
Weighted average discount rate	6.6%	6.6%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2022	2021
Operating lease cost included in property expense attributable to ground leases	$533	$417
Operating lease cost included in general and administrative expense attributable to corporate office leases	437	429
Total operating lease cost	$970	$846

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Operating Leases (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$900	$627

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of March 31, 2022.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2022	$2,727
2023	3,660
2024	3,699
2025	3,744
2026	2,778
Thereafter	68,807
Total lease payments	85,415
Less: Imputed interest	(52,690)
Present value of operating lease liabilities	$32,725
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ than those presented.

10. Earnings Per Share

During the three months ended March 31, 2022 and 2021, there were 165,259 and 198,812 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2022	2021
Numerator
Net income attributable to common stockholders	$52,764	$20,931
Denominator
Weighted average common shares outstanding — basic	177,827	158,430
Effect of dilutive securities(1)
Share-based compensation	238	350
Shares issuable under forward sales agreements	—	346
Weighted average common shares outstanding — diluted	178,065	159,126
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.30	$0.13
Net income per share attributable to common stockholders — diluted	$0.30	$0.13
(1)During the three months ended March 31, 2022 and 2021, there were approximately 165 and 199, unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.7 million as of March 31, 2022 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On April 28, 2022, the Company entered into a note purchase agreement for the future private placement by the Operating Partnership of $400.0 million senior unsecured notes, maturing June 28, 2032, with a fixed annual interest rate of 4.12%. The notes are expected to be issued on or around June 28, 2022, subject to conditions.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated elsewhere is this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

•potential natural disasters, epidemics, pandemics, and other potentially catastrophic events such as acts of war and/or terrorism (including the escalating conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict);

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

Certain Definitions

In this report:

“GAAP” means generally accepted accounting principles in the United States.

“Total annualized base rental revenue” means the contractual monthly base rent as of March 31, 2022 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2022, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

“Occupancy rate” means the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

“Value Add Portfolio” means our properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date; (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; (iii) out of service with significant physical renovation of the asset; or (iv) development.

“Stabilization” for properties under development or being redeveloped means, the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

“Operating Portfolio” means all warehouse and light manufacturing assets that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office assets, assets contained in the Value Add Portfolio, and assets classified as held for sale.

“Comparable Lease” means a lease in the same space with a similar lease structure as compared to the previous in-place lease, excluding new leases for space that was not occupied under our ownership.

“SL Rent Change” means the percentage change in the average monthly base rent over the term of the lease that commenced during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

“Cash Rent Change” means the percentage change in the base rent of the lease commenced during the period compared to the base rent of the Comparable Lease for assets included in the Operating Portfolio. The calculation compares the first base rent payment due after the lease commencement date compared to the base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses.

“New Lease” means a lease that is signed for an initial term equal to or greater than 12 months for any vacant space, including a lease signed by a new tenant or an existing tenant that is expanding into new (additional) space.

“Renewal Lease” means a lease signed by an existing tenant to extend the term for 12 months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration, or (iii) an early renewal or workout, which ultimately does extend the original term for 12 months or more.

Overview

We are a real estate operating company focused on the acquisition, ownership, and operation of industrial properties throughout the United States. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “STAG.”

We are organized and conduct our operations to maintain our qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT. We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically our acquisition activity, and (ii) internal growth, specifically our portfolio occupancy and rental rates. A variety of other factors, including those noted below, also may affect our future results of operations.

COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has severely harmed global economic activity, caused significant volatility and negative pressure in financial markets, and negatively impacted almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly.

We did not incur significant disruptions or enter into any rent deferral agreements from the COVID-19 pandemic during the three months ended March 31, 2022. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including among others, the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Outlook

Since the economic trough from the COVID-19 pandemic in April 2020, the U.S. economy has rebounded and GDP increased by approximately 5.7% in 2021. However, in the first quarter of 2022, this economic growth was overshadowed by continued high inflation rates and supply chain disruptions due to many factors, including, but not limited to, Russia’s invasion of Ukraine and the ongoing COVID-19 pandemic (including periods of rising COVID-19 cases from new or mutated variants). While the macro-economic conditions continue to evolve and impact our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic and geopolitical tensions are accelerating a number of trends that positively impact U.S. industrial demand.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded with a series of fiscal and monetary policies to ease the economic burden of COVID-19 closures on businesses and individuals. Given the historically high inflation and strong employment reports in the first quarter of 2022, the Federal Reserve has shifted away from an expansionary monetary policy and raised interest rates 25 basis points to a range between 0.25% to 0.50% in March 2022, which was the first rate increase in over three years. We expect monetary policy to continue to tighten with increasing interest rates and decreasing Federal Reserve balance sheet; provided, that fiscal policy will likely remain accommodative, as needed, to counteract COVID-19 variants.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including, among others, our minimal amount of floating rate debt (taking into account our hedging activities) and ample liquidity.

Due to the ongoing COVID-19 pandemic, we expect acceleration in a number of industrial specific trends will continue to support long-term demand for industrial properties, including:

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. While the COVID-19 pandemic has caused both positive and negative impacts at varying levels across different industries and geographies, the rise of e-commerce, actions taken by federal and state governments and the Federal Reserve, and the recent economic recovery have resulted in strong demand for industrial space. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment. Industrial development continues to be concentrated in the larger primary markets and, after a brief deceleration, it has returned to and exceeded pre-COVID-19 pandemic levels. We will continue to monitor the supply and demand fundamentals for industrial real estate and assess its impact on our business.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance.

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. During the three months ended March 31, 2022, the SL Rent Change and the Cash Rent Change on New Leases and Renewal Leases in the Operating Portfolio together grew approximately 25.1% and 15.2%, respectively, during the three months ended March 31, 2022.

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

The following table summarizes the Operating Portfolio leases that commenced during the three months ended March 31, 2022. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended March 31, 2022
New Leases	1,179,224	$6.04	$6.44	$3.61	25.0%	36.4%	7.1	$1.28
Renewal Leases	1,960,672	$4.97	$5.32	$0.95	8.9%	17.9%	5.9	$0.10
Total/weighted average	3,139,896	$5.37	$5.74	$1.96	15.2%	25.1%	6.3	$0.54
(1)"Total Costs" means the costs for improvements of vacant and renewal spaces, as well as the contingent-based legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.
(2)'Weighted average lease term' means the contractual lease term in years, assuming that tenants do not exercise any renewal options, purchase options, or early termination rights, weighted by square footage.
(3)Represents the total rental concessions for the entire lease term.

Additionally, for the three months ended March 31, 2022, leases related to the Value Add Portfolio and first generation leasing, with a total of 511,236 square feet, are excluded from the Operating Portfolio statistics above.

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance, and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance, and maintenance costs, but typically excluding roof and building structure. However, we also have modified gross leases and gross leases in our building portfolio, which may require us to absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for certain building related expenses during the lease term, but most of the expenses are passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all expenses related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases impacts our results of operations and will be affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.8% of our annualized base rental revenue will expire during the period from April 1, 2022 to March 31, 2023, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period April 1, 2022 to March 31, 2023, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2022, plus available space, for each of the ten calendar years beginning with 2022 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	3,412,002	—	—	—
Month-to-month leases	3	123,031	0.1%	$477	0.1%
Remainder of 2022	34	3,559,398	3.3%	16,780	3.3%
2023	100	13,138,341	12.3%	57,723	11.4%
2024	98	13,767,694	12.9%	63,864	12.6%
2025	88	12,901,137	12.1%	58,034	11.4%
2026	97	14,658,908	13.7%	71,460	14.1%
2027	75	11,979,061	11.2%	57,918	11.4%
2028	44	6,886,711	6.6%	31,679	6.2%
2029	41	7,039,607	6.6%	33,763	6.7%
2030	27	3,763,278	3.5%	21,576	4.3%
2031	39	7,182,980	6.7%	34,219	6.7%
Thereafter	47	11,710,329	11.0%	60,082	11.8%
Total	693	110,122,477	100.0%	$507,575	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2022.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	$166,351
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.

Portfolio Dispositions

During the three months ended March 31, 2022, we sold one building and one land parcel comprised of approximately 0.2 million rentable square feet with a net book value of approximately $11.3 million to third parties. Net proceeds from the sales of rental property were approximately $35.3 million and we recognized the full gain on the sales of rental property, net, of approximately $24.0 million for the three months ended March 31, 2022.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2022.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.8%
Philadelphia, PA	7.1%
Greenville/Spartanburg, SC	5.4%
Milwaukee/Madison, WI	4.5%
Detroit, MI	4.3%
Columbus, OH	4.1%
Minneapolis/St Paul, MN	3.8%
Pittsburgh, PA	3.8%
Houston, TX	3.0%
West Michigan, MI	2.4%
Charlotte, NC	2.3%
Indianapolis, IN	2.3%
El Paso, TX	2.2%
Cincinnati/Dayton, OH	2.0%
Cleveland, OH	1.9%
Boston, MA	1.9%
Kansas City, MO	1.8%
Columbia, SC	1.6%
Westchester/So Connecticut, CT/NY	1.6%
Washington, DC	1.5%
Total	65.3%
(1) As defined by CoStar.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2022.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.8%
Containers & Packaging	8.3%
Auto Components	7.1%
Trading Companies & Distributors (Industrial Goods)	5.3%
Commercial Services & Supplies	5.3%
Internet & Direct Mkt Retail	4.9%
Machinery	4.7%
Distributors (Consumer Goods)	4.6%
Household Durables	4.5%
Food & Staples Retailing	3.5%
Media	3.4%
Building Products	3.2%
Specialty Retail	2.9%
Chemicals	2.3%
Road & Rail	2.2%
Electronic Equip, Instruments	2.1%
Food Products	2.1%
Beverages	2.0%
Textiles, Apparel, Luxury Good	2.0%
Household Products	1.7%
Total	82.9%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2022.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.2%
Eastern Metal Supply, Inc.	5	1.0%
American Tire Distributors Inc	7	1.0%
FedEx Corporation	4	0.9%
Tempur Sealy International Inc	2	0.9%
Lippert Component Manufact	5	0.8%
Kenco Logistic Services, LLC	3	0.8%
Penguin Random House LLC	1	0.8%
DS Smith North America	2	0.7%
Westrock Company	7	0.7%
GXO Logistics, Inc.	2	0.7%
DHL Supply Chain	4	0.7%
LKQ Corporation	4	0.7%
Hachette Book Group, Inc.	1	0.7%
Yanfeng US Automotive Interior	2	0.7%
Ford Motor Company	1	0.7%
Carolina Beverage Group	3	0.7%
Packaging Corp of America	5	0.6%
Schneider Electric USA, Inc.	3	0.6%
Costco Wholesale Corporation	1	0.6%
Total	69	17.5%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates.

Results of Operations

The following discussion of the results of our same store (as defined below) net operating income (“NOI”) should be read in conjunction with our consolidated financial statements included in this report. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. Same store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions. We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2020. On March 31, 2022, we owned 463 industrial buildings consisting of approximately 94.6 million square feet and representing approximately 85.9% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.5% to 97.4% as of March 31, 2022 compared to 97.9% as of March 31, 2021.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2022 and 2021 with respect to the buildings acquired and sold after December 31, 2020, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020, and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$133,168	$128,952	$4,216	3.3%	$21,043	$3,280	$4,390	$1,593	$158,601	$133,825	$24,776	18.5%
Other income	278	102	176	172.5%	—	68	330	—	608	170	438	257.6%
Total operating revenue	133,446	129,054	4,392	3.4%	21,043	3,348	4,720	1,593	159,209	133,995	25,214	18.8%
Expenses
Property	26,852	24,932	1,920	7.7%	3,813	1,550	1,110	520	31,775	27,002	4,773	17.7%
Net operating income(1)	$106,594	$104,122	$2,472	2.4%	$17,230	$1,798	$3,610	$1,073	127,434	106,993	20,441	19.1%
Other expenses
General and administrative									12,313	12,790	(477)	(3.7)%
Depreciation and amortization									67,366	58,407	8,959	15.3%
Other expenses									497	852	(355)	(41.7)%
Total other expenses									80,176	72,049	8,127	11.3%
Total expenses									111,951	99,051	12,900	13.0%
Other income (expense)
Interest and other income									34	32	2	6.3%
Interest expense									(17,259)	(15,358)	(1,901)	12.4%
Debt extinguishment and modification expenses									—	(679)	679	(100.0)%
Gain on the sales of rental property, net									23,955	6,409	17,546	273.8%
Total other income (expense)									6,730	(9,596)	16,326	170.1%
Net income									$53,988	$25,348	$28,640	113.0%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $28.6 million, or 113.0%, to approximately $54.0 million for the three months ended March 31, 2022, compared to approximately $25.3 million for the three months ended March 31, 2021.

Same Store Total Operating Revenue

Same store total operating revenue consists primarily of rental income from (i) fixed lease payments, variable lease payments, straight-line rental income, and above and below market lease amortization from our properties (“lease income”), and (ii) other tenant billings for insurance, real estate taxes and certain other expenses (“other billings”).

For a detailed reconciliation of our same store total operating revenue to net income, see the table above.

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $4.2 million, or 3.3%, to approximately $133.2 million for the three months ended March 31, 2022 compared to approximately $129.0 million for the three months ended March 31, 2021.

Same store lease income increased by approximately $2.1 million, or 2.0%, to approximately $109.4 million for the three months ended March 31, 2022 compared to approximately $107.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase in rental income of approximately $4.3 million from the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.2 million. These increases were partially offset by the reduction of base rent of approximately $2.4 million due to tenant vacancies.

Same store other billings increased by approximately $2.1 million, or 9.5%, to approximately $23.8 million for the three months ended March 31, 2022 compared to approximately $21.7 million for the three months ended March 31, 2021. The increase was attributable to an increase of approximately $1.7 million related to other expense reimbursements from an increase in corresponding expenses and changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors. Additionally, there was an increase in real estate taxes levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority of approximately $0.4 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $1.9 million, or 7.7%, to approximately $26.9 million for the three months ended March 31, 2022 compared to approximately $24.9 million for the three months ended March 31, 2021. This increase was primarily related to an increase in utilities expense of approximately $0.8 million and real estate taxes of approximately $0.7 million levied by the taxing authority and changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority. The increase was also attributable to increases of approximately $0.2 million in insurance expense and approximately $0.2 million in repairs and maintenance and other expenses.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, we acquired 74 buildings consisting of approximately 13.1 million square feet (excluding eight buildings that were included in the Value Add Portfolio at March 31, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 23 buildings consisting of approximately 2.9 million square feet and one land parcel. For the three months ended March 31, 2022 and 2021, the buildings acquired after December 31, 2020 contributed approximately $16.9 million and $0.8 million to NOI, respectively. For the three months ended March 31, 2022 and 2021, the buildings sold after December 31, 2020 contributed approximately $0.3 million and $1.0 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Other assets include our flex/office buildings, Value Add Portfolio, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $2.7 million and $0.8 million to NOI for the three months ended March 31, 2022 and 2021, respectively. Additionally, there was approximately $0.9 million and $0.3 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2022 and 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $8.1 million, or 11.3%, for the three months ended March 31, 2022 to approximately $80.2 million compared to approximately $72.0 million for the three months ended March 31, 2021. The increase was primarily a result of an increase in depreciation and amortization of approximately $9.0 million due to an increase in the depreciable asset base from net acquisitions. This increase was partially offset by a decrease in general and administrative expenses of approximately $0.5 million primarily due to the adoption of our retirement vesting program on January 7, 2021 and related acceleration of equity-based compensation expense for certain eligible employees that did not recur during the three months ended March 31, 2022.

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

Total other income (expense) increased approximately $16.3 million, or 170.1%, for the three months ended March 31, 2022 to a total net other income of approximately $6.7 million compared approximately $9.6 million net other expense for the three months ended March 31, 2021. This increase was primarily a result of an increase in the gain on the sales of rental property, net of approximately $17.5 million. This increase was partially offset by an increase in interest expense of approximately $1.9 million which is primarily attributable to the issuance of $325.0 million of unsecured notes on September 28, 2021.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2022	2021
Net income	$53,988	$25,348
Rental property depreciation and amortization	67,313	58,339
Gain on the sales of rental property, net	(23,955)	(6,409)
FFO	97,346	77,278
Preferred stock dividends	—	(1,289)
Redemption of preferred stock	—	(2,582)
Amount allocated to restricted shares of common stock and unvested units	(157)	(237)
FFO attributable to common stockholders and unit holders	$97,189	$73,170

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2022	2021
Net income	$53,988	$25,348
General and administrative	12,313	12,790
Depreciation and amortization	67,366	58,407
Interest and other income	(34)	(32)
Interest expense	17,259	15,358
Debt extinguishment and modification expenses	—	679
Other expenses	497	852
Gain on the sales of rental property, net	(23,955)	(6,409)
Net operating income	$127,434	$106,993

Cash Flows

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

The following table summarizes our cash flows for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2022	2021	$	%
Net cash provided by operating activities	$88,879	$73,460	$15,419	21.0%
Net cash used in investing activities	$148,797	$79,502	$69,295	87.2%
Net cash provided by financing activities	$74,727	$8,020	$66,707	831.8%

Net cash provided by operating activities increased approximately $15.4 million to approximately $88.9 million for the three months ended March 31, 2022 compared to approximately $73.5 million for the three months ended March 31, 2021. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2021, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2021 and fluctuations in working capital due to the timing of payments and rental receipts.

Net cash used in investing activities increased approximately $69.3 million to approximately $148.8 million for the three months ended March 31, 2022 compared to approximately $79.5 million for the three months ended March 31, 2021. The increase was primarily attributable to the acquisition of eight buildings for a total cash consideration of approximately $166.4 million for the three months ended March 31, 2022 compared to the acquisition of six buildings for a total cash consideration of approximately $95.1 million for the three months ended March 31, 2021.

Net cash provided by financing activities increased approximately $66.7 million to approximately $74.7 million for the three months ended March 31, 2022 compared to approximately $8.0 million for the three months ended March 31, 2021. The increase is primarily attributable to the redemption of preferred stock with an aggregate liquidation value of $75.0 million during the three months ended March 31, 2021 that did not recur, as well as an increase in net proceeds received from the sale of common stock of approximately $33.5 million, during the three months ended March 31, 2022. These increases were partially offset by a net cash outflow of approximately $38.0 million from our unsecured credit facility and an increase of approximately $6.2 million in dividends paid during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow from rental income, expense recoveries from tenants, and other income from operations is our principal source of funds to pay operating expenses, debt service, recurring capital expenditures, and the distributions required to maintain our REIT qualification. We primarily rely on the capital markets (common and preferred equity and debt securities) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality building standards that promote high occupancy rates and permit increases in rental rates, while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and equity and debt financings, will continue to provide funds for our short-term and medium-term liquidity needs.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our buildings, including interest expense, interest rate swap payments, scheduled principal payments on outstanding indebtedness, property acquisitions under contract, general and administrative expenses, and capital expenditures for tenant improvements and leasing commissions.

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for property acquisitions, non-recurring capital expenditures, and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, the issuance of equity or debt securities, other borrowings, property dispositions, or, in connection with acquisitions of certain additional buildings, the issuance of common units in the Operating Partnership.

As of March 31, 2022, we had total immediate liquidity of approximately $397.1 million, comprised of $34.8 million of cash and cash equivalents and $362.3 million of immediate availability on our unsecured credit facility.

In addition, we require funds to pay dividends to holders of our common stock and common units in the Operating Partnership. Any future dividends on our common stock are voluntary and declared in the sole discretion of our board of directors, subject to the distribution requirements to maintain our REIT status for federal income tax purposes, and may be reduced or stopped for any reason, including to use funds for other liquidity requirements. The following table summarizes the dividends declared on our outstanding common stock during the three months ended March 31, 2022.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
March 31	January 10, 2022	March 31, 2022	$0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$0.365001

On April 14, 2022, our board of directors declared dividends on our common stock for the months ending April 30, 2022, May 31, 2022, and June 30, 2022 at a monthly rate of $0.121667 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2022.

Loan	Principal Outstanding as of March 31, 2022 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$384,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	384,000

Unsecured term loans:
Unsecured Term Loan D	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	3.23%	March 15, 2027	i
Total unsecured term loans	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,075)
Total carrying value unsecured term loans, net	970,925

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	900,000
Total unamortized deferred financing fees and debt issuance costs	(2,942)
Total carrying value unsecured notes, net	897,058

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	46,106	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,397	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,894	3.71%	October 1, 2039	ii
Total mortgage notes	54,397
Less: Net unamortized fair market value discount	(136)
Total unamortized deferred financing fees and debt issuance costs	(71)
Total carrying value mortgage notes, net	54,190
Total / weighted average interest rate(5)	$2,306,173	2.87%

(1)Interest rate as of March 31, 2022. At March 31, 2022, the one-month LIBOR (“L”) was 0.452%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of March 31, 2022, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 2.38%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan A will be swapped to a fixed rate of 1.30% effective April 1, 2022. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, subject to defeasance; and (iv) pre-payable without penalty three months prior to the maturity date.
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

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of March 31, 2022 was approximately $362.3 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2022, we were in compliance with the applicable financial covenants.

Subsequent to March 31, 2022, on April 28, 2022, we entered into a note purchase agreement for the future private placement by the Operating Partnership of $400.0 million senior unsecured notes, maturing June 28, 2032, with a fixed annual interest rate of 4.12%. The unsecured notes are expected to be issued on or around June 28, 2022, subject to conditions. The note purchase agreement contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Company and certain of its subsidiaries will guarantee the obligations under the unsecured notes.

The following table summarizes our debt capital structure as of March 31, 2022.

Debt Capital Structure	March 31, 2022
Total principal outstanding (in thousands)	$2,313,397
Weighted average duration (years)	4.3
% Secured debt	2.4%
% Debt maturing next 12 months	12.8%
Net Debt to Real Estate Cost Basis(1)	34.5%
(1)“Net Debt” means amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes, less cash and cash equivalents. “Real Estate Cost Basis” means the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

We regularly pursue new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are confident in our ability to meet future debt maturities and fund acquisitions. We believe that our current balance sheet is in an adequate position at the date of this filing, despite possible volatility in the credit markets.

Our interest rate exposure on our floating rate debt is managed through the use of interest rate swaps, which fix the rate of our long term floating rate debt. For a detailed discussion on our use of interest rate swaps, see “Interest Rate Risk” below.

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of March 31, 2022. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following table summarizes the activity under the ATM common stock offering programs during the three months ended March 31, 2022.

	Three months ended March 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Sales Agents’ Fees (in thousands)	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$58	$5,721
Total/weighted average	128,335	$45.03	$58	$5,721
(1)This program ended before March 31, 2022.

In connection with our underwritten public offering that closed in November 2021, on December 3, 2021, we executed a forward sale agreement for the sale of an additional 1,200,000 shares of common stock on a forward basis at a price of $41.87 per share. We did not initially receive any proceeds from the sale of shares on a forward basis. On March 29, 2022, we physically settled in full the forward sales agreement by issuing 1,200,000 shares of common stock for net proceeds of approximately $49.7 million, or $41.39 per share.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2022, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of March 31, 2022.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
Wells Fargo Bank, N.A.	Jan-08-2015	Mar-20-2015	$25,000	$—	1.8280%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jan-08-2015	Feb-14-2020	$25,000	$—	2.4535%	One-month L	Mar-31-2022
Regions Bank	Jan-08-2015	Feb-14-2020	$50,000	$—	2.4750%	One-month L	Mar-31-2022
Capital One, N.A.	Jan-08-2015	Feb-14-2020	$50,000	$—	2.5300%	One-month L	Mar-31-2022
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$(64)	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$(63)	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$(126)	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$1,223	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$1,219	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$1,223	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$1,218	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$(548)	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$(549)	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$(548)	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$(274)	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$280	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$284	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$280	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$1,008	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$6,853	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$3,409	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$3,419	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$2,419	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$2,438	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$2,423	1.3045%	One-month L	Mar-15-2027

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2022, the fair value of 14 of our interest rate swaps were in an asset position of approximately $27.7 million, including any adjustment for nonperformance risk related to these agreements. The remaining nine interest rate swaps were in a liability position of approximately $2.3 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2022, we had approximately $1,359.0 million of variable rate debt. As of March 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2022, we had letters of credit related to development projects and certain other agreements of approximately $3.7 million. As of March 31, 2022, we had no other material off-balance sheet arrangements.

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

As of March 31, 2022, we had $1,359.0 million of variable rate debt outstanding. As of March 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $384.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $384.0 million on our unsecured credit facility for the three months ended March 31, 2022, our interest expense would have increased by approximately $1.0 million for the three months ended March 31, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022.

Our performance is subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as debt payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by, among other things:

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
•future terrorist attacks, which may result in declining economic activity, which could reduce the demand for, and the value of, our properties, and may adversely affect our tenants’ business and their ability to continue to honor their existing lease; and
•disruptions in the global supply chain caused by political, regulatory or other factors, including geopolitical developments outside the United States.

In addition, our investments could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances, such as the escalating conflict between Russia and Ukraine and the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s invasion of Ukraine in February 2022, as well as the cessation of all business in Russia by many global companies. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the conflict between Russia and Ukraine may significantly adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments, which could impair our profitability or result in losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2022, the Operating Partnership issued 65,000 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2022, we issued 65,000 shares of common stock upon redemption of 65,000 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended March 31, 2022, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	34,093	$47.19	—	$—
February 1, 2022 - February 28, 2022	—	$—	—	$—
March 1, 2022 - March 31, 2022	—	$—	—	$—
Total/weighted average	34,093	$47.19	—	$—
(1) Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended March 31, 2022, all items required to be disclosed in a Current Report on Form 8-K were reported.

April 2022 Note Purchase Agreement

On April 28, 2022, we entered into a note purchase agreement (the “April 2022 NPA”) for the future private placement by the Operating Partnership of $400 million of senior unsecured notes, maturing June 28, 2032, with a fixed annual interest rate of 4.12%. The notes are expected to be issued on or around June 28, 2022, subject to conditions.

The April 2022 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. Subject to the terms of the April 2022 NPA, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, interest or the Make-Whole Amount (as defined in the April 2022 NPA), and (ii) a default in the payment of certain other indebtedness, the principal, the accrued and unpaid interest and the Make-Whole Amount on the outstanding notes will become due and payable at the option of the holders. The Company and certain of its subsidiaries will guarantee the obligations under the notes, subject to release pursuant to the terms of the April 2022 NPA.

We intend to use the net proceeds from the issuance of the notes to repay indebtedness outstanding under our unsecured credit facility and for general corporate purposes, including funding future acquisitions. The notes have not been and will not be registered under the Securities Act, and may not be offered or sold absent registration or an applicable exemption from the registration requirements. We offered and sold the notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The foregoing description of the April 2022 NPA does not purport to be complete and is qualified in its entirety by reference to the full text of the April 2022 NPA (including the form of note), a copy of which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

On May 2, 2022, STAG Industrial, Inc. (the “Company”) held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were:

1.the election of nine directors to hold office until the 2023 annual meeting of stockholders and until their successors are duly elected and qualified;

2.the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022; and

3.the approval, by non-binding vote, of the Company’s executive compensation.

The nine nominees were elected, the ratification of the appointment of the independent registered public accounting firm was approved and executive compensation was approved. The results of the voting were as follows:

Proposal 1: Election of Directors:

Director	Votes For	Votes Against	Abstentions	Broker Non-Votes
Benjamin S. Butcher	134,846,422	6,298,673	110,296	16,904,290
Jit Kee Chin	140,695,586	445,057	114,748	16,904,290
Virgis W. Colbert	136,624,964	4,510,114	120,313	16,904,290
Michelle S. Dilley	137,746,144	3,400,815	108,432	16,904,290
Jeffrey D. Furber	137,455,147	3,679,693	120,551	16,904,290
Larry T. Guillemette	137,728,384	3,412,704	114,303	16,904,290
Francis X. Jacoby III	134,747,665	6,390,982	116,744	16,904,290
Christopher P. Marr	135,560,139	5,256,309	438,943	16,904,290
Hans S. Weger	137,625,735	3,513,377	116,279	16,904,290

Proposal 2: Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes
154,474,009	3,555,243	130,429	-0-

Proposal 3: Approval of Executive Compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
135,321,522	5,400,365	533,504	16,904,290

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Executive Employment Agreement with Matts S. Pinard, dated January 10, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 12, 2022)
10.2 *	Note Purchase Agreement, dated April 28, 2022
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: May 3, 2022	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)