Form 10-Q
period 2022-06-30
STAG Industrial, Inc.
filed 2022-07-27
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of common stock outstanding at July 26, 2022 was 179,215,896.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Rental Property:
Land	$636,274	$617,297
Buildings and improvements, net of accumulated depreciation of $682,095 and $611,867, respectively	4,610,814	4,435,743
Deferred leasing intangibles, net of accumulated amortization of $311,916 and $282,038, respectively	551,061	567,658
Total rental property, net	5,798,149	5,620,698
Cash and cash equivalents	12,614	18,981
Restricted cash	3,233	4,215
Tenant accounts receivable	100,500	93,600
Prepaid expenses and other assets	66,903	60,953
Interest rate swaps	37,899	5,220
Operating lease right-of-use assets	32,237	29,582
Assets held for sale, net	57,773	—
Total assets	$6,109,308	$5,833,249
Liabilities and Equity
Liabilities:
Unsecured credit facility	$116,000	$296,000
Unsecured term loans, net	971,272	970,577
Unsecured notes, net	1,295,064	896,941
Mortgage notes, net	53,635	54,744
Accounts payable, accrued expenses and other liabilities	84,379	76,475
Interest rate swaps	—	17,052
Tenant prepaid rent and security deposits	37,549	37,138
Dividends and distributions payable	22,282	21,906
Deferred leasing intangibles, net of accumulated amortization of $24,066 and $21,136, respectively	36,084	35,721
Operating lease liabilities	35,894	33,108
Liabilities held for sale, net	654	—
Total liabilities	2,652,813	2,439,662
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2022 and December 31, 2021, 179,211,738 and 177,769,342 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,792	1,777
Additional paid-in capital	4,182,165	4,130,038
Cumulative dividends in excess of earnings	(838,437)	(792,332)
Accumulated other comprehensive income (loss)	36,895	(11,783)
Total stockholders’ equity	3,382,415	3,327,700
Noncontrolling interest	74,080	65,887
Total equity	3,456,495	3,393,587
Total liabilities and equity	$6,109,308	$5,833,249

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Rental income	$161,057	$137,805	$319,658	$271,630
Other income	443	622	1,051	792
Total revenue	161,500	138,427	320,709	272,422
Expenses
Property	28,874	25,356	60,649	52,358
General and administrative	12,234	12,578	24,547	25,368
Depreciation and amortization	69,279	57,332	136,645	115,739
Other expenses	532	511	1,029	1,363
Total expenses	110,919	95,777	222,870	194,828
Other income (expense)
Interest and other income	23	30	57	62
Interest expense	(17,896)	(15,273)	(35,155)	(30,631)
Debt extinguishment and modification expenses	—	—	—	(679)
Gain on the sales of rental property, net	376	5,976	24,331	12,385
Total other income (expense)	(17,497)	(9,267)	(10,767)	(18,863)
Net income	$33,084	$33,383	$87,072	$58,731
Less: income attributable to noncontrolling interest after preferred stock dividends	708	733	1,870	1,206
Net income attributable to STAG Industrial, Inc.	$32,376	$32,650	$85,202	$57,525
Less: preferred stock dividends	—	—	—	1,289
Less: redemption of preferred stock	—	—	—	2,582
Less: amount allocated to participating securities	59	74	121	147
Net income attributable to common stockholders	$32,317	$32,576	$85,081	$53,507
Weighted average common shares outstanding — basic	179,049	159,736	178,442	159,086
Weighted average common shares outstanding — diluted	179,144	161,367	178,586	160,249
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.18	$0.20	$0.48	$0.34
Net income per share attributable to common stockholders — diluted	$0.18	$0.20	$0.48	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$33,084	$33,383	$87,072	$58,731
Other comprehensive income:
Income on interest rate swaps	12,509	1,432	49,746	13,582
Other comprehensive income	12,509	1,432	49,746	13,582
Comprehensive income	45,593	34,815	136,818	72,313
Income attributable to noncontrolling interest after preferred stock dividends	(708)	(733)	(1,870)	(1,206)
Other comprehensive income attributable to noncontrolling interest	(266)	(31)	(1,068)	(299)
Comprehensive income attributable to STAG Industrial, Inc.	$44,619	$34,051	$133,880	$70,808

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended June 30, 2022
Balance, March 31, 2022	$—	179,211,305	$1,792	$4,179,361	$(805,400)	$24,652	$3,400,405	$74,474	$3,474,879
Proceeds from sales of common stock, net	—	—	—	(93)	—	—	(93)	—	(93)
Dividends and distributions, net	—	—	—	—	(65,413)	—	(65,413)	(1,910)	(67,323)
Non-cash compensation activity, net	—	433	—	2,071	—	—	2,071	1,368	3,439
Rebalancing of noncontrolling interest	—	—	—	826	—	—	826	(826)	—
Other comprehensive income	—	—	—	—	—	12,243	12,243	266	12,509
Net income	—	—	—	—	32,376	—	32,376	708	33,084
Balance, June 30, 2022	$—	179,211,738	$1,792	$4,182,165	$(838,437)	$36,895	$3,382,415	$74,080	$3,456,495
Three months ended June 30, 2021
Balance, March 31, 2021	$—	159,082,448	$1,591	$3,443,787	$(778,727)	$(28,143)	$2,638,508	$59,608	$2,698,116
Proceeds from sales of common stock, net	—	1,208,014	12	41,781	—	—	41,793	—	41,793
Dividends and distributions, net	—	—	—	—	(58,036)	—	(58,036)	(4,325)	(62,361)
Non-cash compensation activity, net	—	2,901	—	2,192	—	—	2,192	2,347	4,539
Redemption of common units to common stock	—	22,175	—	368	—	—	368	(368)	—
Rebalancing of noncontrolling interest	—	—	—	(1,186)	—	—	(1,186)	1,186	—
Other comprehensive income	—	—	—	—	—	1,401	1,401	31	1,432
Net income	—	—	—	—	32,650	—	32,650	733	33,383
Balance, June 30, 2021	$—	160,315,538	$1,603	$3,486,942	$(804,113)	$(26,742)	$2,657,690	$59,212	$2,716,902

Six months ended June 30, 2022
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,870	—	—	54,883	—	54,883
Dividends and distributions, net	—	—	—	—	(130,527)	—	(130,527)	(3,384)	(133,911)
Non-cash compensation activity, net	—	49,061	1	(1,208)	(780)	—	(1,987)	7,105	5,118
Redemption of common units to common stock	—	65,000	1	1,216	—	—	1,217	(1,217)	—
Rebalancing of noncontrolling interest	—	—	—	(2,751)	—	—	(2,751)	2,751	—
Other comprehensive income	—	—	—	—	—	48,678	48,678	1,068	49,746
Net income	—	—	—	—	85,202	—	85,202	1,870	87,072
Balance, June 30, 2022	$—	179,211,738	$1,792	$4,182,165	$(838,437)	$36,895	$3,382,415	$74,080	$3,456,495
Six months ended June 30, 2021
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	1,888,290	19	63,340	—	—	63,359	—	63,359
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(116,864)	—	(116,864)	(5,761)	(122,625)
Non-cash compensation activity, net	—	98,091	1	(1,022)	(121)	—	(1,142)	8,954	7,812
Redemption of common units to common stock	—	119,334	1	1,990	—	—	1,991	(1,991)	—
Rebalancing of noncontrolling interest	—	—	—	(1,660)	—	—	(1,660)	1,660	—
Other comprehensive income	—	—	—	—	—	13,283	13,283	299	13,582
Net income	—	—	—	—	57,525	—	57,525	1,206	58,731
Balance, June 30, 2021	$—	160,315,538	$1,603	$3,486,942	$(804,113)	$(26,742)	$2,657,690	$59,212	$2,716,902
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$87,072	$58,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,645	115,739
Non-cash portion of interest expense	1,744	1,276
Amortization of above and below market leases, net	(113)	1,799
Straight-line rent adjustments, net	(8,089)	(8,887)
Gain on the sales of rental property, net	(24,331)	(12,385)
Non-cash compensation expense	6,686	9,154
Change in assets and liabilities:
Tenant accounts receivable	1,307	3,212
Prepaid expenses and other assets	(10,915)	(10,018)
Accounts payable, accrued expenses and other liabilities	771	864
Tenant prepaid rent and security deposits	411	2,888
Total adjustments	104,116	103,642
Net cash provided by operating activities	191,188	162,373
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(294,387)	(194,164)
Additions of land and building and improvements	(36,639)	(18,913)
Acquisitions of other assets	(2,134)	—
Acquisitions of operating lease right-of-use assets	(3,541)	—
Proceeds from sales of rental property, net	38,409	39,619
Acquisition deposits, net	593	(877)
Acquisitions of deferred leasing intangibles	(40,751)	(27,682)
Acquisitions of operating lease liabilities	3,541	—
Net cash used in investing activities	(334,909)	(202,017)
Cash flows from financing activities:
Proceeds from unsecured credit facility	871,000	765,000
Repayment of unsecured credit facility	(1,051,000)	(588,000)
Proceeds from unsecured term loans	—	300,000
Repayment of unsecured term loans	—	(300,000)
Proceeds from unsecured notes	400,000	—
Repayment of mortgage notes	(1,173)	(1,093)
Payment of loan fees and costs	(2,119)	(2,847)
Proceeds from sales of common stock, net	54,797	63,314
Redemption of preferred stock	—	(75,000)
Dividends and distributions	(133,537)	(122,212)
Repurchase and retirement of share-based compensation	(1,596)	(1,342)
Net cash provided by financing activities	136,372	37,820
Decrease in cash and cash equivalents and restricted cash	(7,349)	(1,824)
Cash and cash equivalents and restricted cash—beginning of period	23,196	20,339
Cash and cash equivalents and restricted cash—end of period	$15,847	$18,515
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$33,105	$29,574
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(1,713)	$—
Transfer of other assets to building and other capital improvements	$1,713	$—
Acquisitions of land and buildings and improvements	$—	$(4,239)
Acquisitions of deferred leasing intangibles	$—	$(703)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(7,064)	$3,469
Additions to building and other capital improvements from non-cash compensation	$(40)	$—
Assumption of mortgage notes	$—	$5,103
Fair market value adjustment to mortgage notes acquired	$—	$(161)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$27	$1,016
Dividends and distributions accrued	$22,282	$19,803
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2022 and December 31, 2021, the Company owned a 97.9% and 98.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2022, the Company owned 559 industrial buildings in 40 states with approximately 111.5 million rentable square feet.

COVID-19 Pandemic

The Company and the real estate industry generally continue to face risks and uncertainties related to the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic.

The Company closely monitors the effect of the COVID-19 pandemic on all aspects of its business, including how the pandemic will affect its tenants and business partners. The Company did not incur significant disruptions from the COVID-19 pandemic or enter into any rent deferral agreements during the three and six months ended June 30, 2022 and 2021. The Company will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$12,614	$18,981
Restricted cash	3,233	4,215
Total cash and cash equivalents and restricted cash	$15,847	$23,196

Taxes

Federal Income Taxes

The Company’s taxable REIT subsidiary recognized net income (loss) of approximately $0, $0.1 million, $(4,000), and $(4,000) for the three and six months ended June 30, 2022 and 2021, respectively.

State and Local Income, Excise, and Franchise Tax

State and local income, excise, and franchise taxes in the amount of approximately $0.4 million, $0.9 million, $0.4 million, and $0.8 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, respectively.

Uncertain Tax Positions

As of June 30, 2022 and December 31, 2021, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of June 30, 2022 and December 31, 2021.

Rental Property (in thousands)	June 30, 2022	December 31, 2021
Land	$636,274	$617,297
Buildings, net of accumulated depreciation of $455,845 and $406,670, respectively	4,180,194	4,035,210
Tenant improvements, net of accumulated depreciation of $29,256 and $26,065, respectively	43,072	43,999
Building and land improvements, net of accumulated depreciation of $196,994 and $179,132, respectively	328,971	320,041
Construction in progress	58,577	36,493
Deferred leasing intangibles, net of accumulated amortization of $311,916 and $282,038, respectively	551,061	567,658
Total rental property, net	$5,798,149	$5,620,698

Acquisitions

The following table summarizes the acquisitions of the Company during the three and six months ended June 30, 2022. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	$166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis/St. Paul, MN	April 4, 2022	160,000	1	13,472
West Michigan, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville/Spartanburg, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
South Bay/San Jose, CA	June 7, 2022	175,325	1	29,630
Washington, DC	June 29, 2022	140,555	1	20,257
Hampton Roads, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	$170,921
Six months ended June 30, 2022		3,267,304	17	$337,272
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired vacant land parcels.

The following table summarizes the allocation of the total purchase price paid (on the closing dates) for the assets and liabilities acquired by the Company during the six months ended June 30, 2022 in connection with the acquisitions identified in the table above.

	Six months ended June 30, 2022
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$26,720	N/A
Buildings	252,487	N/A
Tenant improvements	1,779	N/A
Building and land improvements	13,401	N/A
Other assets	2,134	N/A
Operating lease right-of-use assets	3,541	N/A
Deferred leasing intangibles - In-place leases	28,559	8.2
Deferred leasing intangibles - Tenant relationships	15,125	11.3
Deferred leasing intangibles - Above market leases	2,438	11.7
Deferred leasing intangibles - Below market leases	(5,371)	8.0
Operating lease liabilities	(3,541)	N/A
Total purchase price	$337,272

The following table summarizes the results of operations for the three and six months ended June 30, 2022 for the buildings acquired during the six months ended June 30, 2022, which are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Results of Operations (in thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Total revenue	$4,054	$5,305
Net income	$265	$151

Dispositions

During the six months ended June 30, 2022, the Company sold two buildings and one land parcel to third parties comprised of approximately 0.3 million rentable square feet with a net book value of approximately $14.1 million. These buildings contributed approximately $0, $0.2 million, $0.4 million and $0.8 million to revenue for the three and six months ended June 30, 2022 and 2021, respectively. These buildings contributed approximately ($27,000), $0.1 million, $0.3 million, and $0.5 million to net income (loss) (exclusive of gain on the sales of rental property, net) for the three and six months ended June 30, 2022 and 2021, respectively. Net proceeds from the sales of rental property were approximately $38.4 million and the Company recognized the full gain on the sales of rental property, net, of approximately $24.3 million for the six months ended June 30, 2022.

Assets Held for Sale

As of June 30, 2022, the related land, building and improvements, net, deferred leasing intangibles assets, net and deferred leasing intangibles liabilities, net, of approximately $5.5 million, $42.6 million, $9.7 million, and $0.7 million, respectively, for three buildings were classified as assets and liabilities held for sale, net on the accompanying Consolidated Balance Sheets. These buildings contributed approximately $1.2 million, $2.5 million, $1.7 million and $3.5 million to revenue for the three and six months ended June 30, 2022 and 2021, respectively. These buildings contributed approximately $0.4 million, $0.7 million, $0.9 million and $1.8 million to net income for the three and six months ended June 30, 2022 and 2021, respectively.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$88,114	$(32,834)	$55,280	$91,565	$(32,110)	$59,455
Other intangible lease assets	774,863	(279,082)	495,781	758,131	(249,928)	508,203
Total deferred leasing intangible assets	$862,977	$(311,916)	$551,061	$849,696	$(282,038)	$567,658

Below market leases	$60,150	$(24,066)	$36,084	$56,857	$(21,136)	$35,721
Total deferred leasing intangible liabilities	$60,150	$(24,066)	$36,084	$56,857	$(21,136)	$35,721

The following table summarizes the amortization expense and the net increase (decrease) to rental income for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2022	2021	2022	2021
Net increase (decrease) to rental income related to above and below market lease amortization	$22	$(330)	$101	$(1,810)
Amortization expense related to other intangible lease assets	$24,705	$21,422	$48,782	$43,869

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years (including the remainder of 2022) as of June 30, 2022.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Increase (Decrease) to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
Remainder of 2022	$46,432	$74
2023	$83,154	$(58)
2024	$72,189	$(695)
2025	$63,028	$(529)
2026	$54,085	$(1,213)

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2022 and December 31, 2021.

Loan	Principal Outstanding as of June 30, 2022 (in thousands)	Principal Outstanding as of December 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)(5)	$116,000	$296,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	116,000	296,000

Unsecured term loans:
Unsecured Term Loan D(6)	150,000	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(6)	175,000	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.15%	March 15, 2027	i
Total unsecured term loans	975,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(3,728)	(4,423)
Total carrying value unsecured term loans, net	971,272	970,577

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	—	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000	900,000
Total unamortized deferred financing fees and debt issuance costs	(4,936)	(3,059)
Total carrying value unsecured notes, net	1,295,064	896,941

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	45,603	46,610	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,363	3,430	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,844	4,943	3.71%	October 1, 2039	ii
Total mortgage notes	53,810	54,983
Net unamortized fair market value discount	(136)	(136)
Total unamortized deferred financing fees and debt issuance costs	(39)	(103)
Total carrying value mortgage notes, net	53,635	54,744
Total / weighted average interest rate(7)	$2,435,971	$2,218,262	3.25%
(1)Interest rate as of June 30, 2022. At June 30, 2022, the one-month LIBOR (“L”) was 1.78671%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of June 30, 2022, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 1.30%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, subject to defeasance; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $750.0 million. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $4.6 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)Subsequent to June 30, 2022, on July 26, 2022, the Company entered into an amended and restated credit agreement for the unsecured credit facility. Refer to Note 12 for additional details.
(6)Subsequent to June 30, 2022, the Unsecured Term Loan D and the Unsecured Term Loan E were repaid in full in connection with the Company's new unsecured term loan agreements entered into on July 26, 2022. Refer to Note 12 for additional details.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2022 was approximately $630.4 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $9.6 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2022	2021	2022	2021
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$880	$789	$1,744	$1,276
Facility, unused, and other fees	$345	$440	$686	$826

On April 28, 2022, the Company entered into a note purchase agreement (the “April 2022 NPA”) for the private placement by the Operating Partnership of $400.0 million senior unsecured notes (the “Series K Unsecured Notes”) maturing June 28, 2032, with a fixed annual interest rate of 4.12%. The April 2022 NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes, plus a financial covenant that requires the Company to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Operating Partnership issued the Series K Unsecured Notes on June 28, 2022. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the Series K Unsecured Notes.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2022 and December 31, 2021 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $86.9 million and $88.5 million at June 30, 2022 and December 31, 2021, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$116,000	$116,000	$296,000	$296,000
Unsecured term loans	975,000	975,112	975,000	975,224
Unsecured notes	1,300,000	1,200,811	900,000	937,183
Mortgage notes	53,810	53,163	54,983	56,323
Total principal amount	2,444,810	$2,345,086	2,225,983	$2,264,730
Net unamortized fair market value discount	(136)		(136)
Total unamortized deferred financing fees and debt issuance costs	(8,703)		(7,585)
Total carrying value	$2,435,971		$2,218,262

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

The following table summarizes the Company’s outstanding interest rate swaps as of June 30, 2022. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$108	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$107	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$107	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$108	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$216	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$1,633	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$1,627	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$1,633	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$1,626	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$171	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$170	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$170	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$85	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$930	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$936	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$933	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$1,590	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$7,690	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$3,818	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$3,861	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$3,446	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$3,472	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$3,462	1.3045%	One-month L	Mar-15-2027

The following table summarizes the fair value of the interest rate swaps outstanding as of June 30, 2022 and December 31, 2021.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2022	Fair Value June 30, 2022	Notional Amount December 31, 2021	Fair Value December 31, 2021
Interest rate swaps-Asset	$1,275,000	$37,899	$600,000	$5,220
Interest rate swaps-Liability	$—	$—	$825,000	$(17,052)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $13.7 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2022	2021	2022	2021
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$10,628	$(2,501)	$44,134	$5,249
Loss reclassified from accumulated other comprehensive income (loss) into income as interest expense	$1,881	$3,933	$5,612	$8,333
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$17,896	$15,273	$35,155	$30,631

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2022, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of June 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements as of June 30, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$37,899	$—	$37,899	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,220	$—	$5,220	$—
Interest rate swaps-Liability	$(17,052)	$—	$(17,052)	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

The following table summarizes the dividends declared on the Company’s outstanding shares of preferred stock during the year ended December 31, 2021.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following tables summarize the activity under the ATM common stock offering program during the six months ended June 30, 2022 and year ended December 31, 2021.

	Six months ended June 30, 2022
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

The following tables summarize the dividends declared on the Company’s outstanding shares of common stock during the six months ended June 30, 2022 and the year ended December 31, 2021.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 14, 2022	June 30, 2022	$0.121667	July 15, 2022
May 31	April 14, 2022	May 31, 2022	0.121667	June 15, 2022
April 30	April 14, 2022	April 29, 2022	0.121667	May 16, 2022
March 31	January 10, 2022	March 31, 2022	0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$0.730002

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 13, 2021	December 31, 2021	$0.120833	January 18, 2022
November 30	October 13, 2021	November 30, 2021	0.120833	December 15, 2021
October 31	October 13, 2021	October 29, 2021	0.120833	November 15, 2021
September 30	July 13, 2021	September 30, 2021	0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.449996

On July 12, 2022, the Company’s board of directors declared dividends of the Company’s outstanding shares of common stock for the months ending July 31, 2022, August 31, 2022, and September 30, 2022 at a monthly rate of $0.121667 per share.

Restricted Shares of Common Stock

The Company granted restricted shares of common stock under the 2011 Plan on January 10, 2022 to certain employees of the Company, which will vest in equal installments on an annual basis over four years (beginning on January 1, 2023), subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the six months ended June 30, 2022 and the year ended December 31, 2021.

Unvested Restricted Shares of Common Stock	Shares		Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	184,890		$27.70
Granted	90,304		$29.77
Vested	(79,140)	(1)	$27.01
Forfeited	(10,339)		$30.32
Balance at December 31, 2021	185,715		$28.86
Granted	58,580		$44.19
Vested	(73,556)	(1)	$28.03
Forfeited	(9,056)		$35.06
Balance at June 30, 2022	161,683		$34.44
(1)The Company repurchased and retired 25,836 and 27,706 restricted shares of common stock that vested during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2022 was approximately $4.2 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2022	2021	2022	2021
Vested restricted shares of common stock	—	—	73,556	72,788
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$3,528	$2,280

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the six months ended June 30, 2022 and the year ended December 31, 2021.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(65,000)	65,000	—	N/A
Redemptions from Other Common Units to common stock	—	(65,000)	(65,000)	N/A
Balance at June 30, 2022	2,354,361	1,570,640	3,925,001	2.1%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing the LTIP units granted during the six months ended June 30, 2022 (excluding the LTIP units granted pursuant to the 2019 performance units discussed in Note 8 below).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the six months ended June 30, 2022 and the year ended December 31, 2021.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(444,675)	$39.83
Forfeited	—	$—
Balance at June 30, 2022	215,670	$34.15

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2022 was approximately $4.2 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Vested LTIP units	2022	2021	2022	2021
Vested LTIP units	30,327	45,335	444,675	228,821
Fair value of vested LTIP units (in thousands)	$951	$1,686	$19,544	$7,369

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

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2022.

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

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2022 was approximately $8.7 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2022	2021	2022	2021
Restricted shares of common stock	$565	$586	$1,113	$1,237
LTIP units	1,367	2,346	2,651	4,754
Performance units	1,364	1,484	2,660	2,922
Director compensation(1)	125	123	246	241
Total non-cash compensation expense	$3,421	$4,539	$6,670	$9,154
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2022 and 2021. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2022	2021	2022	2021
Fixed lease payments	$124,593	$103,778	$244,833	$204,957
Variable lease payments	32,714	29,639	66,492	58,883
Straight-line rental income	3,728	4,718	8,232	9,600
Net increase (decrease) to rental income related to above and below market lease amortization	22	(330)	101	(1,810)
Total rental income	$161,057	$137,805	$319,658	$271,630

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

As of June 30, 2022 and December 31, 2021, the Company had accrued rental income of approximately $84.0 million and $75.8 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2022 and December 31, 2021, the Company had approximately $30.7 million and $32.9 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of June 30, 2022 and December 31, 2021, the Company’s total liability associated with these lease security deposits was approximately $17.1 million and $15.2 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.6 million, $11.0 million $5.3 million and $10.4 million for the three and six months ended June 30, 2022 and 2021, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2022.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2022	$252,326
2023	$492,202
2024	$443,585
2025	$384,636
2026	$318,421
Thereafter	$1,057,107

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.9 years to 48.2 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

Operating Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	31.0	29.0
Weighted average discount rate	6.7%	6.6%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2022	2021	2022	2021
Operating lease cost included in property expense attributable to ground leases	$605	$417	$1,138	$834
Operating lease cost included in general and administrative expense attributable to corporate office leases	436	429	873	858
Total operating lease cost	$1,041	$846	$2,011	$1,692

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
Operating Leases (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,850	$952

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of June 30, 2022.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2022	$1,934
2023	3,875
2024	3,914
2025	3,959
2026	2,993
Thereafter	83,985
Total lease payments	100,660
Less: Imputed interest	(64,766)
Present value of operating lease liabilities	$35,894
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2022 and 2021, there were 162,891, 164,068, 202,171 and 200,501 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income attributable to common stockholders	$32,317	$32,576	$85,081	$53,507
Denominator
Weighted average common shares outstanding — basic	179,049	159,736	178,442	159,086
Effect of dilutive securities(1)
Share-based compensation	95	584	144	467
Shares issuable under forward sales agreements	—	1,047	—	696
Weighted average common shares outstanding — diluted	179,144	161,367	178,586	160,249
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.18	$0.20	$0.48	$0.34
Net income per share attributable to common stockholders — diluted	$0.18	$0.20	$0.48	$0.33
(1)During the three and six months ended June 30, 2022 and 2021, there were approximately 163, 164, 202 and 201, unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.6 million as of June 30, 2022 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent events were noted.

On July 26, 2022, the Company entered into an amended and restated credit agreement for the unsecured credit facility (the “July 2022 Credit Agreement”), which provided for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $750.0 million to up to $1.0 billion. The July 2022 Credit Agreement also provided for the replacement of one-month LIBOR for one-month Secured Overnight Financing Rate (“SOFR”), plus a 0.10% adjustment. Other than the increase in the borrowing commitments and the interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

On July 26, 2022, the Company entered into separate loan agreements for (i) a new $187.5 million unsecured term loan with Bank of America, N.A. and the other lenders party thereto (“Unsecured Term Loan H”), and (i) a new $187.5 million unsecured term loan with Wells Fargo Bank, National Association, and the other lenders party thereto (“Unsecured Term Loan I”). In connection with the new unsecured term loans, the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E were repaid in full. Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month SOFR, plus a 0.10% adjustment and a spread of 0.85% based on the Company’s debt rating and leverage ratio (as defined in the loan agreement), and matures on January 25, 2028. On July 27, 2022, the Company entered into seven interest rate swaps with a total notional amount of $375.0 million that fix SOFR at 2.579% on the new unsecured term loans. The new interest rate swap with a notional amount of $50.0 million is effective on July 27, 2022 and matures on January 25, 2028. The remaining interest rate swaps become effective on January 4, 2023 and January 12, 2024 upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan D and Unsecured Term Loan E, respectively, and mature on January 25, 2028.

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

•potential natural disasters, epidemics, pandemics, and other potentially catastrophic events such as acts of war and/or terrorism (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict);

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

“Total annualized base rental revenue” means the contractual monthly base rent as of June 30, 2022 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2022, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

“Occupancy rate” means the percentage of total leasable square footage for which either revenue recognition has commenced in accordance with GAAP or the lease term has commenced as of the close of the reporting period, whichever occurs earlier.

“Value Add Portfolio” means our properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; (iii) out of service with significant physical renovation of the asset; or (iv) development.

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

We recently effected a previously announced management succession. On July 1, 2022, William R. Crooker became our Chief Executive Officer, in addition to his role as President, and was appointed to our board of directors. In connection with Mr. Crooker’s promotion, Benjamin S. Butcher resigned from the role of Chief Executive Officer and became Executive Chair of the board of directors. As Chief Executive Officer, Mr. Crooker leads and manages our business, executes the strategies developed by management and the board and serves as the chief spokesperson to our employees, stockholders and business counterparties. As Executive Chair, Mr. Butcher manages the business of the board, regularly consults with Mr. Crooker on key corporate matters and serves as a liaison between the Board and the management team.

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

We did not incur significant disruptions or enter into any rent deferral agreements from the COVID-19 pandemic during the three and six months ended June 30, 2022. We will continue to evaluate tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we foregoing our contractual rights under our lease agreements.

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

Outlook

Our business is affected by the uncertainty regarding the current high inflationary, rising interest rate environment, COVID-19 pandemic, and geopolitical tensions in Europe. These factors are key drivers of recent financial market volatility, continued supply chain bottlenecks, and slower economic growth. In the first quarter of 2022, U.S. GDP declined by 1.6%, while labor conditions remained strong with an unemployment rate at 3.6%. During the second quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year. While the macro-economic conditions continue to evolve and impact our tenants, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic and geopolitical tensions are accelerating a number of trends that positively impact U.S. industrial demand.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of fiscal and monetary policies to ease the economic burden of COVID-19 closures on businesses and individuals. During the first six months of 2022, given the historically high inflation levels and strong employment reports, the Federal Reserve shifted away from an expansionary monetary policy. In accordance with that shift in policy, the Federal Reserve has raised interest rates several times in 2022, including by 25 basis points in March, 50 basis points in May and 75 basis points in June, resulting in a range between 1.5% to 1.75% as of June 30, 2022. The Federal Reserve indicates monetary policy will continue to tighten with higher interest rates and a shrinking of Federal Reserve balance sheet until inflation measures approach its long-term targets.

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

Rental Income

We receive income primarily in the form of rental income from the tenants who occupy our buildings. The amount of rental income generated by the buildings in our portfolio depends principally on occupancy and rental rates. During the three and six months ended June 30, 2022, the SL Rent Change on New Leases and Renewal Leases in the Operating Portfolio together grew approximately 21.9% and 23.6%, respectively. During the three and six months ended June 30, 2022, the Cash Rent Change on New Leases and Renewal Leases in the Operating Portfolio together grew approximately 14.1% and 14.6%, respectively.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and six months ended June 30, 2022. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended June 30, 2022
New Leases	1,312,102	$4.51	$4.65	$1.64	14.8%	22.0%	4.4	$0.11
Renewal Leases	1,915,146	$4.94	$5.17	$0.81	13.7%	21.9%	4.1	$0.20
Total/weighted average	3,227,248	$4.76	$4.96	$1.15	14.1%	21.9%	4.3	$0.17
Six months ended June 30, 2022
New Leases	2,491,326	$5.24	$5.50	$2.58	20.2%	29.6%	5.7	$0.66
Renewal Leases	3,875,818	$4.96	$5.25	$0.88	11.2%	19.8%	5.0	$0.15
Total/weighted average	6,367,144	$5.07	$5.35	$1.54	14.6%	23.6%	5.3	$0.35
(1)"Total Costs" means the costs for improvements of vacant and renewal spaces, as well as the contingent-based legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.
(2)"Weighted average lease term" means the contractual lease term in years, assuming that tenants do not exercise any renewal options, purchase options, or early termination rights, weighted by square footage.
(3)Represents the total rental concessions for the entire lease term.

Additionally, for the three and six months ended June 30, 2022, leases related to the Value Add Portfolio and first generation leasing, with a total of 237,123 and 748,359 square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases impacts our results of operations and will be affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.2% of our annualized base rental revenue will expire during the period from July 1, 2022 to June 30, 2023, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period July 1, 2022 to June 30, 2023, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2022, plus available space, for each of the ten calendar years beginning with 2022 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,071,543	—	—	—
Month-to-month leases	5	499,933	0.5%	$2,199	0.4%
Remainder of 2022	24	2,399,250	2.2%	11,419	2.2%
2023	86	11,027,366	10.1%	49,215	9.5%
2024	102	13,937,975	12.7%	65,475	12.5%
2025	93	13,525,906	12.4%	61,151	11.6%
2026	107	16,662,534	15.2%	80,440	15.3%
2027	82	13,086,216	12.0%	62,628	11.9%
2028	50	7,464,890	6.8%	34,657	6.6%
2029	43	7,210,849	6.5%	34,903	6.6%
2030	27	3,763,278	3.4%	21,646	4.1%
2031	40	7,292,855	6.7%	34,795	6.6%
Thereafter	52	12,559,435	11.5%	66,811	12.7%
Total	711	111,502,030	100.0%	$525,339	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2022.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	$166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis/St. Paul, MN	April 4, 2022	160,000	1	13,472
West Michigan, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville/Spartanburg, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
South Bay/San Jose, CA	June 7, 2022	175,325	1	29,630
Washington, DC	June 29, 2022	140,555	1	20,257
Hampton Roads, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	$170,921
Six months ended June 30, 2022		3,267,304	17	$337,272
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) We acquired vacant land parcels.

Portfolio Dispositions

During the six months ended June 30, 2022, we sold two building and one land parcel comprised of approximately 0.3 million rentable square feet with a net book value of approximately $14.1 million to third parties. Net proceeds from the sales of rental property were approximately $38.4 million and we recognized the full gain on the sales of rental property, net, of approximately $24.3 million for the six months ended June 30, 2022.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2022.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.5%
Philadelphia, PA	7.3%
Greenville/Spartanburg, SC	5.4%
Milwaukee/Madison, WI	4.4%
Pittsburgh, PA	4.2%
Detroit, MI	4.0%
Columbus, OH	4.0%
Minneapolis/St Paul, MN	3.9%
Houston, TX	2.9%
Charlotte, NC	2.5%
West Michigan, MI	2.5%
Indianapolis, IN	2.2%
El Paso, TX	2.2%
Cincinnati/Dayton, OH	1.9%
Cleveland, OH	1.9%
Boston, MA	1.8%
Kansas City, MO	1.8%
Washington, DC	1.7%
Columbia, SC	1.6%
Westchester/So Connecticut, CT/NY	1.5%
Total	65.2%
(1) As defined by CoStar.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2022.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.3%
Containers & Packaging	8.0%
Auto Components	7.2%
Commercial Services & Supplies	5.3%
Trading Companies & Distribution (Industrial Goods)	5.2%
Machinery	5.1%
Internet & Direct Market Retail	4.8%
Distributors (Consumer Goods)	4.5%
Household Durables	4.4%
Food & Staples Retailing	3.5%
Media	3.3%
Building Products	3.1%
Specialty Retail	2.9%
Chemicals	2.3%
Electronic Equip, Instruments	2.2%
Road & Rail	2.1%
Food Products	2.0%
Beverages	2.0%
Textiles, Apparel, Luxury Goods	1.9%
Health Care Equipment & Supplies	1.8%
Total	82.9%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2022.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.1%
Eastern Metal Supply, Inc.	5	1.0%
American Tire Distributors, Inc.	7	0.9%
FedEx Corporation	4	0.9%
Tempur Sealy International, Inc.	2	0.9%
Lippert Component Manufacturing	5	0.8%
Kenco Logistic Services, LLC	3	0.8%
Penguin Random House, LLC	1	0.7%
Westrock Company	7	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
DHL Supply Chain	4	0.7%
LKQ Corporation	4	0.7%
Ford Motor Company	1	0.7%
Iron Mountain Information Management	5	0.7%
Carolina Beverage Group	3	0.6%
Yanfeng US Automotive Interior	2	0.6%
Hachette Book Group, Inc.	1	0.6%
Packaging Corp of America	5	0.6%
Schneider Electric USA, Inc.	3	0.6%
Total	73	17.0%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2020. On June 30, 2022, we owned 459 industrial buildings consisting of approximately 93.2 million square feet and representing approximately 83.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 1.1% to 98.7% as of June 30, 2022 compared to 97.6% as of June 30, 2021.

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2022 and 2021 with respect to the buildings acquired and sold after December 31, 2020, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020, and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$131,020	$129,436	$1,584	1.2%	$23,675	$4,941	$6,362	$3,428	$161,057	$137,805	$23,252	16.9%
Other income	57	172	(115)	(66.9)%	1	—	385	450	443	622	(179)	(28.8)%
Total operating revenue	131,077	129,608	1,469	1.1%	23,676	4,941	6,747	3,878	161,500	138,427	23,073	16.7%
Expenses
Property	23,229	23,617	(388)	(1.6)%	4,218	1,255	1,427	484	28,874	25,356	3,518	13.9%
Net operating income(1)	$107,848	$105,991	$1,857	1.8%	$19,458	$3,686	$5,320	$3,394	132,626	113,071	19,555	17.3%
Other expenses
General and administrative									12,234	12,578	(344)	(2.7)%
Depreciation and amortization									69,279	57,332	11,947	20.8%
Other expenses									532	511	21	4.1%
Total other expenses									82,045	70,421	11,624	16.5%
Total expenses									110,919	95,777	15,142	15.8%
Other income (expense)
Interest and other income									23	30	(7)	(23.3)%
Interest expense									(17,896)	(15,273)	(2,623)	17.2%
Gain on the sales of rental property, net									376	5,976	(5,600)	(93.7)%
Total other income (expense)									(17,497)	(9,267)	(8,230)	88.8%
Net income									$33,084	$33,383	$(299)	(0.9)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $0.3 million, or 0.9%, to approximately $33.1 million for the three months ended June 30, 2022, compared to approximately $33.4 million for the three months ended June 30, 2021.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $1.6 million, or 1.2%, to approximately $131.0 million for the three months ended June 30, 2022 compared to approximately $129.4 million for the three months ended June 30, 2021.

Same store lease income increased by approximately $2.3 million, or 2.1%, to approximately $109.4 million for the three months ended June 30, 2022 compared to approximately $107.1 million for the three months ended June 30, 2021. The increase was primarily due to an increase in rental income of approximately $5.4 million from the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.3 million. These increases were partially offset by the reduction of base rent of approximately $3.4 million due to tenant vacancies.

Same store other billings decreased by approximately $0.7 million, or 3.1%, to approximately $21.6 million for the three months ended June 30, 2022 compared to approximately $22.3 million for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease of approximately $1.0 million due to a decrease in real estate taxes levied by the taxing authority. This decrease was partially offset by an increase in other expense reimbursements from an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses decreased by approximately $0.4 million, or 1.6%, to approximately $23.2 million for the three months ended June 30, 2022 compared to approximately $23.6 million for the three months ended June 30, 2021. This decrease was primarily related to a decrease in real estate taxes levied by the taxing authority of approximately $0.6 million and other expenses of approximately $0.2 million. These decreases were partially offset by an increase in insurance and snow removal expense of approximately $0.2 million and $0.2 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, we acquired 83 buildings consisting of approximately 14.6 million square feet (excluding eight buildings that were included in the Value Add Portfolio at June 30, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 24 buildings consisting of approximately 3.0 million square feet and one land parcel. For the three months ended June 30, 2022 and 2021, the buildings acquired after December 31, 2020 contributed approximately $19.6 million and $2.0 million to NOI, respectively. For the three months ended June 30, 2022 and 2021, the buildings sold after December 31, 2020 contributed approximately $(0.1) million and $1.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $3.6 million and $2.7 million to NOI for the three months ended June 30, 2022 and 2021, respectively. Additionally, there was approximately $1.7 million and $0.7 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2022 and 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $11.6 million, or 16.5%, for the three months ended June 30, 2022 to approximately $82.0 million compared to approximately $70.4 million for the three months ended June 30, 2021. The increase was primarily a result of an increase in depreciation and amortization of approximately $11.9 million due to an increase in the depreciable asset base from net acquisitions. This increase was partially offset by a decrease in general and administrative expenses of approximately $0.3 million which was primarily due to the adoption of our retirement vesting program on January 7, 2021 and related acceleration of equity-based compensation expense for certain eligible employees that did not recur during the three months ended June 30, 2022.

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

Total other expense increased approximately $8.2 million, or 88.8%, for the three months ended June 30, 2022 to approximately $17.5 million compared approximately $9.3 million for the three months ended June 30, 2021. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $5.6 million. This increase was also attributable to an increase in interest expense of approximately $2.6 million which is primarily attributable to the issuance of $325.0 million of unsecured notes on September 28, 2021.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2022 and 2021 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020 and our flex/office buildings, Value Add Portfolio and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$262,929	$256,638	$6,291	2.5%	$44,720	$8,222	$12,009	$6,770	$319,658	$271,630	$48,028	17.7%
Other income	336	274	62	22.6%	—	68	715	450	1,051	792	259	32.7%
Total operating revenue	263,265	256,912	6,353	2.5%	44,720	8,290	12,724	7,220	320,709	272,422	48,287	17.7%
Expenses
Property	49,783	48,308	1,475	3.1%	8,085	2,854	2,781	1,196	60,649	52,358	8,291	15.8%
Net operating income(1)	$213,482	$208,604	$4,878	2.3%	$36,635	$5,436	$9,943	$6,024	260,060	220,064	39,996	18.2%
Other expenses
General and administrative									24,547	25,368	(821)	(3.2)%
Depreciation and amortization									136,645	115,739	20,906	18.1%
Other expenses									1,029	1,363	(334)	(24.5)%
Total other expenses									162,221	142,470	19,751	13.9%
Total expenses									222,870	194,828	28,042	14.4%
Other income (expense)
Interest and other income									57	62	(5)	(8.1)%
Interest expense									(35,155)	(30,631)	(4,524)	14.8%
Debt extinguishment and modification expenses									—	(679)	679	(100.0)%
Gain on the sales of rental property, net									24,331	12,385	11,946	96.5%
Total other income (expense)									(10,767)	(18,863)	8,096	(42.9)%
Net income									$87,072	$58,731	$28,341	48.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $28.3 million, or 48.3%, to $87.1 million for the six months ended June 30, 2022 compared to $58.7 million for the six months ended June 30, 2021.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $6.3 million, or 2.5%, to approximately $262.9 million for the six months ended June 30, 2022 compared to approximately $256.6 million for the six months ended June 30, 2021.

Same store lease income increased by approximately $4.9 million, or 2.3%, to approximately $217.7 million for the six months ended June 30, 2022 compared to approximately $212.8 million for the six months ended June 30, 2021. Approximately $8.4 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.5 million. These increases were also attributable to an increase in rental income of approximately $1.0 million at one property in which, during the six months ended June 30, 2021, we determined that the future collectability of rental payments was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenant. The lease was subsequently terminated and replaced with a new tenant in September 2021, and during the six months ended June 30, 2022, the former tenant repaid the rental amounts past due, both of which contributed to the increase in rental income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were partially offset by the reduction of base rent of approximately $5.0 million due to tenant vacancy.

Same store other billings increased by approximately $1.4 million, or 3.2%, to approximately $45.2 million for the six months ended June 30, 2022 compared to approximately $43.8 million for the six months ended June 30, 2021. The increase was attributable to an increase of approximately $2.0 million related to other expense reimbursements due to an increase in corresponding expenses and changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors. This increase was partially offset by a decrease in real estate taxes levied by the taxing authority of approximately $0.6 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $1.5 million or 3.1% to approximately $49.8 million for the six months ended June 30, 2022 compared to approximately $48.3 million for the six months ended June 30, 2021. This increase was due to increases in utility expense of approximately $0.7 million, insurance expense of approximately $0.3 million, repairs and maintenance expense of approximately $0.2 million, and snow removal expense of approximately $0.2 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, we acquired 83 buildings consisting of approximately 14.6 million square feet (excluding eight buildings that were included in the Value Add Portfolio at June 30, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 24 buildings consisting of approximately 3.0 million square feet and one land parcel. For the six months ended June 30, 2022 and June 30, 2021, the buildings acquired after December 31, 2020 contributed approximately $36.5 million and $2.7 million to NOI, respectively. For the six months ended June 30, 2022 and June 30, 2021, the buildings sold after December 31, 2020 contributed approximately $0.1 million and $2.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $7.2 million and $4.9 million to NOI for the six months ended June 30, 2022 and June 30, 2021, respectively. Additionally, there was approximately $2.7 million and $1.1 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2022 and June 30, 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $19.8 million, or 13.9%, to approximately $162.2 million for the six months ended June 30, 2022 compared to approximately $142.5 million for the six months ended June 30, 2021. This is primarily a result of an increase in depreciation and amortization of approximately $20.9 million as a result of net acquisitions that increased the depreciable asset base. This increase was partially offset by a decrease in general and administrative expenses of approximately $0.8 million which was primarily due to the adoption of our retirement vesting program on January 7, 2021 and related acceleration of equity-based compensation expense for certain eligible employees that did not recur during the six months ended June 30, 2022. Additionally, other expenses decreased approximately $0.3 million that was primarily due to the settlement of litigation related to a terminated acquisition contract during the COVID-19 pandemic that did not recur during the six months ended June 30, 2022.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, debt extinguishment and modification expenses, and gain on the sales of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other expense decreased approximately $8.1 million, or 42.9%, to approximately $10.8 million for the six months ended June 30, 2022 compared to approximately $18.9 million for the six months ended June 30, 2021. This decrease is primarily the result of an increase in gain on the sales of rental property, net of approximately $11.9 million. This was partially offset by an increase in interest expense of approximately $4.5 million which is primarily attributable to the issuance of $325.0 million of unsecured notes on September 28, 2021.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2022	2021	2022	2021
Net income	$33,084	$33,383	$87,072	$58,731
Rental property depreciation and amortization	69,225	57,291	136,538	115,630
Gain on the sales of rental property, net	(376)	(5,976)	(24,331)	(12,385)
FFO	101,933	84,698	199,279	161,976
Preferred stock dividends	—	—	—	(1,289)
Redemption of preferred stock	—	—	—	(2,582)
Amount allocated to restricted shares of common stock and unvested units	(145)	(224)	(302)	(461)
FFO attributable to common stockholders and unit holders	$101,788	$84,474	$198,977	$157,644

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2022	2021	2022	2021
Net income	$33,084	$33,383	$87,072	$58,731
General and administrative	12,234	12,578	24,547	25,368
Depreciation and amortization	69,279	57,332	136,645	115,739
Interest and other income	(23)	(30)	(57)	(62)
Interest expense	17,896	15,273	35,155	30,631
Debt extinguishment and modification expenses	—	—	—	679
Other expenses	532	511	1,029	1,363
Gain on the sales of rental property, net	(376)	(5,976)	(24,331)	(12,385)
Net operating income	$132,626	$113,071	$260,060	$220,064

Cash Flows

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table summarizes our cash flows for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2022	2021	$	%
Net cash provided by operating activities	$191,188	$162,373	$28,815	17.7%
Net cash used in investing activities	$334,909	$202,017	$132,892	65.8%
Net cash provided by financing activities	$136,372	$37,820	$98,552	260.6%

Net cash provided by operating activities increased approximately $28.8 million to approximately $191.2 million for the six months ended June 30, 2022 compared to approximately $162.4 million for the six months ended June 30, 2021. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2021, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2021 and fluctuations in working capital due to the timing of payments and rental receipts.

Net cash used in investing activities increased approximately $132.9 million to approximately $334.9 million for the six months ended June 30, 2022 compared to approximately $202.0 million for the six months ended June 30, 2021. The increase was primarily attributable to the acquisition of 17 buildings and land parcels for a total cash consideration of approximately $337.3 million for the six months ended June 30, 2022 compared to the acquisition of 15 buildings for a total cash consideration of approximately $221.8 million for the six months ended June 30, 2021.

Net cash provided by financing activities increased approximately $98.6 million to approximately $136.4 million for the six months ended June 30, 2022 compared to approximately $37.8 million for the six months ended June 30, 2021. The increase is primarily attributable to the funding of the $400.0 million unsecured note on June 28, 2022 that did not occur during the six months ended June 30, 2021. The increase is also attributable to the redemption of preferred stock with an aggregate liquidation value of $75.0 million during the six months ended June 30, 2021 that did not recur. These increases were partially offset by a net cash outflow of approximately $357.0 million from our unsecured credit facility and an increase of approximately $11.3 million in dividends paid during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as well as decrease in net proceeds received from the sale of common stock of approximately $8.5 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our buildings, including interest expense, interest rate swap payments, scheduled principal payments on outstanding indebtedness, property acquisitions under contract, general and administrative expenses, and capital expenditures including tenant improvements and leasing commissions.

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for property acquisitions and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, the issuance of equity or debt securities, other borrowings, property dispositions, or, in connection with acquisitions of certain additional buildings, the issuance of common units in the Operating Partnership.

As of June 30, 2022, we had total immediate liquidity of approximately $643.0 million, comprised of $12.6 million of cash and cash equivalents and $630.4 million of immediate availability on our unsecured credit facility.

After quarter end, on July 26, 2022, we amended and restated our unsecured credit facility to increase the aggregate commitments available for borrowing thereunder from $750.0 million to up to $1.0 billion. Also on July 26, 2022, we entered into two loan agreements maturing in 2028 and totaling $375.0 million in principal and repaid two term loans maturing in 2023 and 2024 and totaling $325.0 million in principal.

In addition, we require funds to pay dividends to holders of our common stock and common units in the Operating Partnership. Any future dividends on our common stock are voluntary and declared in the sole discretion of our board of directors, subject to the distribution requirements to maintain our REIT status for federal income tax purposes, and may be reduced or stopped for any reason, including to use funds for other liquidity requirements. The following table summarizes the dividends declared on our outstanding common stock during the six months ended June 30, 2022.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
June 30	April 14, 2022	June 30, 2022	$0.121667	July 15, 2022
May 31	April 14, 2022	May 31, 2022	0.121667	June 15, 2022
April 30	April 14, 2022	April 29, 2022	0.121667	May 16, 2022
March 31	January 10, 2022	March 31, 2022	0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$0.730002

On July 12, 2022, our board of directors declared dividends on our common stock for the months ending July 31, 2022, August 31, 2022, and September 30, 2022 at a monthly rate of $0.121667 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2022.

Loan	Principal Outstanding as of June 30, 2022 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)(5)	$116,000	L + 0.775%	October 23, 2026	i
Total unsecured credit facility	116,000

Unsecured term loans:
Unsecured Term Loan D(6)	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(6)	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.13%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.15%	March 15, 2027	i
Total unsecured term loans	975,000
Total unamortized deferred financing fees and debt issuance costs	(3,728)
Total carrying value unsecured term loans, net	971,272

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,936)
Total carrying value unsecured notes, net	1,295,064

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	45,603	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,363	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,844	3.71%	October 1, 2039	ii
Total mortgage notes	53,810
Less: Net unamortized fair market value discount	(136)
Total unamortized deferred financing fees and debt issuance costs	(39)
Total carrying value mortgage notes, net	53,635
Total / weighted average interest rate(7)	$2,435,971	3.25%

(1)Interest rate as of June 30, 2022. At June 30, 2022, the one-month LIBOR (“L”) was 1.78671%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured term loans have a stated interest rate of one-month LIBOR plus a spread of 0.85%, with the exception of Unsecured Term Loan D which has a stated interest rate of one-month LIBOR plus a spread of 1.0%. As of June 30, 2022, one-month LIBOR for the Unsecured Term Loans A, D, E, F, and G was swapped to a fixed rate of 1.30%, 1.85%, 2.92%, 2.11%, and 0.28%, respectively. One-month LIBOR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.94% effective April 18, 2023.
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

(5)Subsequent to June 30, 2022, on July 26, 2022, we entered into an amended and restated loan agreement for the unsecured credit facility. See below for additional details.
(6)Subsequent to June 30, 2022, the Unsecured Term Loan D and Unsecured Term Loan E were repaid in full in connection with our new unsecured term loan agreements entered into on July 26, 2022. See below for additional details.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $975.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of June 30, 2022 was approximately $630.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2022, we were in compliance with the applicable financial covenants.

On July 26, 2022, we entered into an amended and restated credit agreement for our unsecured credit facility (the “July 2022 Credit Agreement”), which provided for an increase in the aggregate commitments available for borrowing under our unsecured credit facility from $750.0 million to up to $1.0 billion. The July 2022 Credit Agreement also provided for the replacement of one-month LIBOR for one-month Secured Overnight Financing Rate (“SOFR”), plus a 0.10% adjustment. Other than the increase in the borrowing commitments and the interest rate provisions described above, the material terms of our unsecured credit facility remain unchanged.

On July 26, 2022, we entered into separate loan agreements for (i) a new $187.5 million unsecured term loan with Bank of America, N.A. and the other lenders party thereto (“Unsecured Term Loan H”), and (i) a new $187.5 million unsecured term loan with Wells Fargo Bank, National Association, and the other lenders party thereto (“Unsecured Term Loan I”). In connection with the new unsecured term loans, the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E were repaid in full. Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month SOFR, plus a 0.10% adjustment and a spread of 0.85% based on our debt rating and leverage ratio (as defined in the applicable loan agreement), and matures on January 25, 2028. On July 27, 2022, we entered into seven interest rate swaps with a total notional amount of $375.0 million that fix SOFR at 2.579% on the new unsecured term loans. The new interest rate swap with a notional amount of $50.0 million is effective on July 27, 2022 and matures on January 25, 2028. The remaining interest rate swaps become effective on January 4, 2023 and January 12, 2024 upon the maturity of the interest rate swaps previously designated to the Unsecured Term Loan D and Unsecured Term Loan E, respectively, and mature on January 25, 2028.

On April 28, 2022, we entered into a note purchase agreement (the “April 2022 NPA”) for the private placement by our Operating Partnership of $400.0 million senior unsecured notes (the “Series K Unsecured Notes”) maturing June 28, 2032, with a fixed annual interest rate of 4.12%. The April 2022 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility and other unsecured notes, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. Our Operating Partnership issued the Series K Unsecured Notes on June 28, 2022. The Company and certain wholly owned subsidiaries of our Operating Partnership are guarantors of the Series K Unsecured Notes.

The following table summarizes our debt capital structure as of June 30, 2022.

Debt Capital Structure	June 30, 2022
Total principal outstanding (in thousands)	$2,444,810
Weighted average duration (years)	5.0
% Secured debt	2.2%
% Debt maturing next 12 months	12.1%
Net Debt to Real Estate Cost Basis(1)	35.8%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of June 30, 2022. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity under the ATM common stock offering program during the three months ended June 30, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2022, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of June 30, 2022.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Oct-30-2017	$25,000	$108	1.8485%	One-month L	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Oct-30-2017	$25,000	$107	1.8505%	One-month L	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$107	1.8505%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$25,000	$108	1.8485%	One-month L	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Oct-30-2017	$50,000	$216	1.8475%	One-month L	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Sep-29-2020	$75,000	$1,633	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Sep-29-2020	$75,000	$1,627	0.2790%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Mar-19-2021	$75,000	$1,633	0.2750%	One-month L	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Mar-19-2021	$75,000	$1,626	0.2800%	One-month L	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2019	$50,000	$171	2.9180%	One-month L	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2019	$50,000	$170	2.9190%	One-month L	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2019	$50,000	$170	2.9190%	One-month L	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2019	$25,000	$85	2.9190%	One-month L	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$930	2.2460%	One-month L	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Jul-15-2020	$50,000	$936	2.2459%	One-month L	Jan-15-2025
Regions Bank	May-02-2019	Jul-15-2020	$50,000	$933	2.2459%	One-month L	Jan-15-2025
Bank of Montreal	Jul-16-2019	Jul-15-2020	$50,000	$1,590	1.7165%	One-month L	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$7,690	0.9385%	One-month L	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$3,818	0.9365%	One-month L	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$3,861	0.9360%	One-month L	Feb-5-2026
Regions Bank	Oct-26-2021	Apr-01-2022	$50,000	$3,446	1.3045%	One-month L	Mar-15-2027
Bank of Montreal	Oct-26-2021	Apr-01-2022	$50,000	$3,472	1.3045%	One-month L	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Apr-01-2022	$50,000	$3,462	1.3045%	One-month L	Mar-15-2027

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2022, the fair value of all 23 of our interest rate swaps were in an asset position of approximately $37.9 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2022, we had approximately $1,091.0 million of variable rate debt. As of June 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2022, we had letters of credit related to development projects and certain other agreements of approximately $3.6 million. As of June 30, 2022, we had no other material off-balance sheet arrangements.

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

As of June 30, 2022, we had $1,091.0 million of variable rate debt outstanding. As of June 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $116.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $116.0 million on our unsecured credit facility for the six months ended June 30, 2022, our interest expense would have increased by approximately $0.6 million for the six months ended June 30, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 3, 2022.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the six months ended June 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt, including our unsecured credit facility, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during the three months ended June 30, 2022, if any, have been previously disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Note Purchase Agreement, dated April 28, 2022 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)
10.2
Amended and Restated Executive Employment Agreement with William R. Crooker, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)

10.3
Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)

10.4	Amended and Restated Executive Employment Agreement with Michael C. Chase, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: July 27, 2022	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)