Form 10-Q
period 2022-09-30
STAG Industrial, Inc.
filed 2022-10-27
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of common stock outstanding at October 26, 2022 was 179,216,436.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Rental Property:
Land	$647,379	$617,297
Buildings and improvements, net of accumulated depreciation of $725,035 and $611,867, respectively	4,711,118	4,435,743
Deferred leasing intangibles, net of accumulated amortization of $338,070 and $282,038, respectively	532,616	567,658
Total rental property, net	5,891,113	5,620,698
Cash and cash equivalents	13,369	18,981
Restricted cash	1,082	4,215
Tenant accounts receivable	103,231	93,600
Prepaid expenses and other assets	77,815	60,953
Interest rate swaps	77,508	5,220
Operating lease right-of-use assets	31,778	29,582
Total assets	$6,195,896	$5,833,249
Liabilities and Equity
Liabilities:
Unsecured credit facility	$136,000	$296,000
Unsecured term loans, net	1,020,104	970,577
Unsecured notes, net	1,295,253	896,941
Mortgage notes, net	7,981	54,744
Accounts payable, accrued expenses and other liabilities	109,482	76,475
Interest rate swaps	—	17,052
Tenant prepaid rent and security deposits	38,019	37,138
Dividends and distributions payable	22,282	21,906
Deferred leasing intangibles, net of accumulated amortization of $26,240 and $21,136, respectively	34,560	35,721
Operating lease liabilities	35,501	33,108
Total liabilities	2,699,182	2,439,662
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at September 30, 2022 and December 31, 2021; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at September 30, 2022 and December 31, 2021, 179,214,795 and 177,769,342 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,792	1,777
Additional paid-in capital	4,184,839	4,130,038
Cumulative dividends in excess of earnings	(840,521)	(792,332)
Accumulated other comprehensive income (loss)	75,663	(11,783)
Total stockholders’ equity	3,421,773	3,327,700
Noncontrolling interest	74,941	65,887
Total equity	3,496,714	3,393,587
Total liabilities and equity	$6,195,896	$5,833,249

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Rental income	$164,683	$140,277	$484,341	$411,907
Other income	1,622	1,837	2,673	2,629
Total revenue	166,305	142,114	487,014	414,536
Expenses
Property	30,087	26,742	90,736	79,100
General and administrative	10,884	12,668	35,431	38,036
Depreciation and amortization	69,456	59,246	206,101	174,985
Loss on impairment	1,783	—	1,783	—
Other expenses	578	821	1,607	2,184
Total expenses	112,788	99,477	335,658	294,305
Other income (expense)
Interest and other income	26	30	83	92
Interest expense	(21,155)	(15,746)	(56,310)	(46,377)
Debt extinguishment and modification expenses	(838)	—	(838)	(679)
Gain on the sales of rental property, net	33,168	22,662	57,499	35,047
Total other income (expense)	11,201	6,946	434	(11,917)
Net income	$64,718	$49,583	$151,790	$108,314
Less: income attributable to noncontrolling interest after preferred stock dividends	1,388	1,067	3,258	2,273
Net income attributable to STAG Industrial, Inc.	$63,330	$48,516	$148,532	$106,041
Less: preferred stock dividends	—	—	—	1,289
Less: redemption of preferred stock	—	—	—	2,582
Less: amount allocated to participating securities	59	72	180	219
Net income attributable to common stockholders	$63,271	$48,444	$148,352	$101,951
Weighted average common shares outstanding — basic	179,054	162,652	178,648	160,288
Weighted average common shares outstanding — diluted	179,162	163,462	178,790	160,869
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.35	$0.30	$0.83	$0.64
Net income per share attributable to common stockholders — diluted	$0.35	$0.30	$0.83	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$64,718	$49,583	$151,790	$108,314
Other comprehensive income:
Income on interest rate swaps	39,618	3,923	89,364	17,505
Other comprehensive income	39,618	3,923	89,364	17,505
Comprehensive income	104,336	53,506	241,154	125,819
Income attributable to noncontrolling interest after preferred stock dividends	(1,388)	(1,067)	(3,258)	(2,273)
Other comprehensive income attributable to noncontrolling interest	(850)	(82)	(1,918)	(381)
Comprehensive income attributable to STAG Industrial, Inc.	$102,098	$52,357	$235,978	$123,165

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended September 30, 2022
Balance, June 30, 2022	$—	179,211,738	$1,792	$4,182,165	$(838,437)	$36,895	$3,382,415	$74,080	$3,456,495
Proceeds from sales of common stock, net	—	—	—	(16)	—	—	(16)	—	(16)
Dividends and distributions, net	—	—	—	—	(65,414)	—	(65,414)	(1,436)	(66,850)
Non-cash compensation activity, net	—	3,057	—	2,040	—	—	2,040	709	2,749
Rebalancing of noncontrolling interest	—	—	—	650	—	—	650	(650)	—
Other comprehensive income	—	—	—	—	—	38,768	38,768	850	39,618
Net income	—	—	—	—	63,330	—	63,330	1,388	64,718
Balance, September 30, 2022	$—	179,214,795	$1,792	$4,184,839	$(840,521)	$75,663	$3,421,773	$74,941	$3,496,714
Three months ended September 30, 2021
Balance, June 30, 2021	$—	160,315,538	$1,603	$3,486,942	$(804,113)	$(26,742)	$2,657,690	$59,212	$2,716,902
Proceeds from sales of common stock, net	—	9,350,395	93	308,408	—	—	308,501	—	308,501
Dividends and distributions, net	—	—	—	—	(59,852)	—	(59,852)	(1,278)	(61,130)
Non-cash compensation activity, net	—	(5,646)	—	2,085	—	—	2,085	1,139	3,224
Redemption of common units to common stock	—	51,984	1	862	—	—	863	(863)	—
Rebalancing of noncontrolling interest	—	—	—	(2,022)	—	—	(2,022)	2,022	—
Other comprehensive income	—	—	—	—	—	3,841	3,841	82	3,923
Net income	—	—	—	—	48,516	—	48,516	1,067	49,583
Balance, September 30, 2021	$—	169,712,271	$1,697	$3,796,275	$(815,449)	$(22,901)	$2,959,622	$61,381	$3,021,003

Nine months ended September 30, 2022
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,854	—	—	54,867	—	54,867
Dividends and distributions, net	—	—	—	—	(195,941)	—	(195,941)	(4,820)	(200,761)
Non-cash compensation activity, net	—	52,118	1	832	(780)	—	53	7,814	7,867
Redemption of common units to common stock	—	65,000	1	1,216	—	—	1,217	(1,217)	—
Rebalancing of noncontrolling interest	—	—	—	(2,101)	—	—	(2,101)	2,101	—
Other comprehensive income	—	—	—	—	—	87,446	87,446	1,918	89,364
Net income	—	—	—	—	148,532	—	148,532	3,258	151,790
Balance, September 30, 2022	$—	179,214,795	$1,792	$4,184,839	$(840,521)	$75,663	$3,421,773	$74,941	$3,496,714
Nine months ended September 30, 2021
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	11,238,685	112	371,748	—	—	371,860	—	371,860
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net	—	—	—	—	(176,716)	—	(176,716)	(7,039)	(183,755)
Non-cash compensation activity, net	—	92,445	1	1,063	(121)	—	943	10,093	11,036
Redemption of common units to common stock	—	171,318	2	2,852	—	—	2,854	(2,854)	—
Rebalancing of noncontrolling interest	—	—	—	(3,682)	—	—	(3,682)	3,682	—
Other comprehensive income	—	—	—	—	—	17,124	17,124	381	17,505
Net income	—	—	—	—	106,041	—	106,041	2,273	108,314
Balance, September 30, 2021	$—	169,712,271	$1,697	$3,796,275	$(815,449)	$(22,901)	$2,959,622	$61,381	$3,021,003
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$151,790	$108,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,101	174,985
Loss on impairment	1,783	—
Non-cash portion of interest expense	2,755	2,079
Amortization of above and below market leases, net	(208)	2,022
Straight-line rent adjustments, net	(12,440)	(13,159)
Debt extinguishment and modification expenses	21	—
Gain on the sales of rental property, net	(57,499)	(35,047)
Non-cash compensation expense	9,426	12,377
Change in assets and liabilities:
Tenant accounts receivable	934	2,163
Prepaid expenses and other assets	(25,044)	(19,770)
Accounts payable, accrued expenses and other liabilities	19,369	17,109
Tenant prepaid rent and security deposits	881	3,540
Total adjustments	146,079	146,299
Net cash provided by operating activities	297,869	254,613
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(414,648)	(574,673)
Additions of land and building and improvements	(65,178)	(27,778)
Acquisitions of other assets	(2,134)	(465)
Acquisitions of tenant prepaid rent	—	1,024
Acquisitions of operating lease right-of-use assets	(3,541)	—
Proceeds from sales of rental property, net	130,929	77,899
Acquisition deposits, net	1,520	(4,482)
Acquisitions of deferred leasing intangibles	(47,810)	(74,508)
Acquisitions of operating lease liabilities	3,541	—
Net cash used in investing activities	(397,321)	(602,983)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,167,000	1,640,000
Repayment of unsecured credit facility	(1,327,000)	(1,698,000)
Proceeds from unsecured term loans	375,000	300,000
Repayment of unsecured term loans	(325,000)	(300,000)
Proceeds from unsecured notes	400,000	325,000
Repayment of mortgage notes	(46,859)	(1,491)
Payment of loan fees and costs	(5,142)	(4,569)
Proceeds from sales of common stock, net	54,691	371,819
Redemption of preferred stock	—	(75,000)
Dividends and distributions	(200,387)	(182,213)
Repurchase and retirement of share-based compensation	(1,596)	(1,342)
Net cash provided by financing activities	90,707	374,204
Increase (decrease) in cash and cash equivalents and restricted cash	(8,745)	25,834
Cash and cash equivalents and restricted cash—beginning of period	23,196	20,339
Cash and cash equivalents and restricted cash—end of period	$14,451	$46,173
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$48,770	$42,562
Supplemental schedule of non-cash investing and financing activities
Additions to building and other capital improvements	$(2,673)	$—
Transfer of other assets to building and other capital improvements	$2,673	$—
Acquisitions of land and buildings and improvements	$—	$(4,883)
Acquisitions of deferred leasing intangibles	$—	$(791)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses, and other liabilities	$(13,752)	$2,079
Additions to building and other capital improvements from non-cash compensation	$(50)	$—
Assumption of mortgage notes	$—	$5,103
Fair market value adjustment to mortgage notes acquired	$—	$(161)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses, and other liabilities	$108	$1,032
Dividends and distributions accrued	$22,282	$20,932
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2022 and December 31, 2021, the Company owned a 97.9% and 98.1%, respectively, common equity interest in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2022, the Company owned 563 industrial buildings in 41 states with approximately 111.6 million rentable square feet, consisting of 488 warehouse/distribution buildings, 73 light manufacturing buildings, and 2 flex/office buildings.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$13,369	$18,981
Restricted cash	1,082	4,215
Total cash and cash equivalents and restricted cash	$14,451	$23,196

Uncertain Tax Positions

As of September 30, 2022 and December 31, 2021, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property as of September 30, 2022 and December 31, 2021.

Rental Property (in thousands)	September 30, 2022	December 31, 2021
Land	$647,379	$617,297
Buildings, net of accumulated depreciation of $485,260 and $406,670, respectively	4,251,576	4,035,210
Tenant improvements, net of accumulated depreciation of $31,599 and $26,065, respectively	46,138	43,999
Building and land improvements, net of accumulated depreciation of $208,176 and $179,132, respectively	340,353	320,041
Construction in progress	73,051	36,493
Deferred leasing intangibles, net of accumulated amortization of $338,070 and $282,038, respectively	532,616	567,658
Total rental property, net	$5,891,113	$5,620,698

Acquisitions

The following table summarizes the acquisitions of the Company during the three and nine months ended September 30, 2022. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis/St. Paul, MN	April 4, 2022	160,000	1	13,472
West Michigan, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville/Spartanburg, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
South Bay/San Jose, CA	June 7, 2022	175,325	1	29,630
Washington, DC	June 29, 2022	140,555	1	20,257
Hampton Roads, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	170,921
Atlanta, GA	July 15, 2022	159,048	1	10,062
Fresno, CA	July 25, 2022	232,072	1	30,121
El Paso, TX	July 26, 2022	326,166	4	37,792
Portland, OR	September 12, 2022	78,000	1	11,281
Louisville, KY	September 21, 2022	563,032	1	38,064
Three months ended September 30, 2022		1,358,318	8	127,320
Nine months ended September 30, 2022		4,625,622	25	$464,592
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired vacant land parcels.

The following table summarizes the allocation of the total purchase price paid (on the closing dates) for the assets and liabilities acquired by the Company during the nine months ended September 30, 2022 in connection with the acquisitions identified in the table above.

	Nine months ended September 30, 2022
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$38,186	N/A
Buildings	354,776	N/A
Tenant improvements	2,468	N/A
Building and land improvements	19,218	N/A
Other assets	2,134	N/A
Operating lease right-of-use assets	3,541	N/A
Deferred leasing intangibles - In-place leases	33,473	8.0
Deferred leasing intangibles - Tenant relationships	17,902	11.2
Deferred leasing intangibles - Above market leases	2,456	11.6
Deferred leasing intangibles - Below market leases	(6,021)	7.5
Operating lease liabilities	(3,541)	N/A
Total purchase price	$464,592

Dispositions

During the nine months ended September 30, 2022, the Company sold six buildings and one land parcel to third parties comprised of approximately 1.6 million rentable square feet with a net book value of approximately $73.4 million. These buildings contributed approximately $0.2 million, $1.2 million, $1.2 million, and $3.6 million to net income (exclusive of gain on the sales of rental property, net) for the three and nine months ended September 30, 2022 and 2021, respectively. Net proceeds from the sales of rental property were approximately $130.9 million and the Company recognized the full gain on the sales of rental property, net, of approximately $57.5 million for the nine months ended September 30, 2022.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the nine months ended September 30, 2022.

Market(1)	Number of Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairment
					(in thousands)
Hartford, CT	1	Change in estimated hold period	Discounted cash flows	(4)	$834	$1,783
Three and nine months ended September 30, 2022					$834	$1,783
(1)As defined by CoStar. If the building is located outside of a CoStar defined market, the city and state are reflected.
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
(4)Level 3 inputs used to determine fair value for the property impaired for the three months ended September 30, 2022: discount rate of 10.0% and exit capitalization rate of 8.5%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles on the accompanying Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$88,132	$(34,919)	$53,213	$91,565	$(32,110)	$59,455
Other intangible lease assets	782,554	(303,151)	479,403	758,131	(249,928)	508,203
Total deferred leasing intangible assets	$870,686	$(338,070)	$532,616	$849,696	$(282,038)	$567,658

Below market leases	$60,800	$(26,240)	$34,560	$56,857	$(21,136)	$35,721
Total deferred leasing intangible liabilities	$60,800	$(26,240)	$34,560	$56,857	$(21,136)	$35,721

The following table summarizes the amortization expense and the net increase (decrease) to rental income for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2022	2021	2022	2021
Net increase (decrease) to rental income related to above and below market lease amortization	$90	$(229)	$191	$(2,039)
Amortization expense related to other intangible lease assets	$24,069	$21,570	$72,851	$65,439

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of September 30, 2022 and December 31, 2021.

Loan	Principal Outstanding as of September 30, 2022 (in thousands)	Principal Outstanding as of December 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$136,000	$296,000	Term SOFR + 0.775%	October 23, 2026	i
Total unsecured credit facility	136,000	296,000

Unsecured term loans:
Unsecured Term Loan D(5)	—	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(5)	—	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.11%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	—	3.75%	January 25, 2028	i
Unsecured Term Loan I	187,500	—	2.89%	January 25, 2028	i
Total unsecured term loans	1,025,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,896)	(4,423)
Total carrying value unsecured term loans, net	1,020,104	970,577

Unsecured notes:
Series F Unsecured Notes	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	—	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000	900,000
Total unamortized deferred financing fees and debt issuance costs	(4,747)	(3,059)
Total carrying value unsecured notes, net	1,295,253	896,941

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	—	46,610	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,330	3,430	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,794	4,943	3.71%	October 1, 2039	ii
Total mortgage notes	8,124	54,983
Net unamortized fair market value discount	(137)	(136)
Total unamortized deferred financing fees and debt issuance costs	(6)	(103)
Total carrying value mortgage notes, net	7,981	54,744
Total / weighted average interest rate(6)	$2,459,338	$2,218,262	3.29%
(1)Interest rate as of September 30, 2022. At September 30, 2022, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.04205%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of September 30, 2022, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.04%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-

month Term SOFR for the Unsecured Term Loan I will be swapped to a fixed rate of 2.66% effective January 4, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, subject to defeasance; and (iv) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $5.6 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(5)The Unsecured Term Loan D and the Unsecured Term Loan E were repaid in full on July 26, 2022 in connection with the execution of the Unsecured Term Loan H and the Unsecured Term Loan I.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of September 30, 2022 was approximately $860.4 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $14.9 million and $8.6 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2022	2021	2022	2021
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$1,011	$803	$2,755	$2,079
Facility, unused, and other fees	$417	$443	$1,103	$1,269

On September 1, 2022, the mortgage note associated with the Wells Fargo Bank, National Association CMBS Loan was repaid in full.

On September 1, 2022, the Company entered into separate amended and restated loan agreements for the Unsecured Term Loan A, the Unsecured Term Loan F, and the Unsecured Term Loan G (“Amended and Restated Unsecured Term Loans”), to provide that borrowings under the Amended and Restated Unsecured Term Loans bear a current annual interest rate of one-month Term SOFR, plus an adjustment of 0.10% and a spread of 0.85%, based on the Company’s debt rating and leverage ratio (as defined in the applicable loan agreement). Other than the interest rate provisions described above, the material terms of the Amended and Restated Unsecured Term Loans, including the maturity dates, remain unchanged.

On July 26, 2022, the Company entered into an amended and restated credit agreement for the unsecured credit facility (the “July 2022 Credit Agreement”), which provided for an increase in the aggregate commitments available for borrowing under the unsecured credit facility from $750.0 million to up to $1.0 billion. The July 2022 Credit Agreement also provided for the replacement of one-month LIBOR for one-month Term SOFR, plus a 0.10% adjustment. In connection with the July 2022 Credit Agreement, the Company incurred approximately $1.4 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. The unamortized fees will continue to be deferred and amortized through the maturity date. Other than the increase in the borrowing commitments and the interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

On July 26, 2022, the Company entered into (i) an unsecured term loan agreement with Wells Fargo Bank, National Association and the other lenders party thereto, providing for a senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan H”), and (ii) an unsecured term loan agreement with Bank of America, N.A., and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan I”). In connection with the new unsecured term loans, the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E were repaid in full. Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month Term SOFR, plus a 0.10% adjustment and a spread of 0.85% based on the Company’s debt rating and leverage ratio (as defined in the applicable loan agreement), and matures on January 25, 2028. In connection with the new unsecured term loans, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity dates on the unsecured term loans. The Company also recognized debt extinguishment and modification expenses of approximately $0.8 million related to unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan D and the Unsecured Term Loan E and other third-party costs.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2022 and December 31, 2021 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $14.6 million and $88.5 million at September 30, 2022 and December 31, 2021, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$136,000	$136,000	$296,000	$296,000
Unsecured term loans	1,025,000	1,025,000	975,000	975,224
Unsecured notes	1,300,000	1,145,792	900,000	937,183
Mortgage notes	8,124	7,015	54,983	56,323
Total principal amount	2,469,124	$2,313,807	2,225,983	$2,264,730
Net unamortized fair market value discount	(137)		(136)
Total unamortized deferred financing fees and debt issuance costs	(9,649)		(7,585)
Total carrying value	$2,459,338		$2,218,262

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

The following table summarizes the Company’s outstanding interest rate swaps as of September 30, 2022. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Jul-28-2022	$25,000	$116	1.8830%	One-month Term SOFR	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Jul-28-2022	$25,000	$115	1.8980%	One-month Term SOFR	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$116	1.8750%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$115	1.8860%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$50,000	$231	1.8850%	One-month Term SOFR	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$1,556	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$1,559	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$1,556	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$1,559	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2022	$50,000	$874	2.9080%	One-month Term SOFR	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2022	$50,000	$866	2.9190%	One-month Term SOFR	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2022	$50,000	$868	2.9160%	One-month Term SOFR	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2022	$25,000	$435	2.9120%	One-month Term SOFR	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,151	2.2360%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,158	2.2380%	One-month Term SOFR	Jan-15-2025
Regions Bank	May-02-2019	Aug-15-2022	$50,000	$2,152	2.2389%	One-month Term SOFR	Jan-15-2025
Bank of Montreal	Jul-16-2019	Aug-15-2022	$50,000	$2,740	1.7100%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$12,074	0.9520%	One-month Term SOFR	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$6,007	0.9460%	One-month Term SOFR	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$6,082	0.9355%	One-month Term SOFR	Feb-5-2026
Regions Bank	Oct-26-2021	Aug-01-2022	$50,000	$5,302	1.3090%	One-month Term SOFR	Mar-15-2027
Bank of Montreal	Oct-26-2021	Aug-01-2022	$50,000	$5,333	1.3090%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Aug-01-2022	$50,000	$5,311	1.3150%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Jul-27-2022	Jan-04-2023	$50,000	$2,730	2.6420%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,726	2.6530%	One-month Term SOFR	Jan-25-2028
Regions Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,681	2.6550%	One-month Term SOFR	Jan-25-2028
U.S. Bank, N.A.	Jul-27-2022	Jan-12-2024	$75,000	$3,151	2.4865%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-12-2024	$50,000	$2,108	2.4910%	One-month Term SOFR	Jan-25-2028
Wells Fargo Bank, N.A.	Jul-27-2022	Jan-12-2024	$50,000	$2,062	2.4930%	One-month Term SOFR	Jan-25-2028
PNC Bank, N.A.	Jul-27-2022	Jul-27-2022	$50,000	$2,774	2.6790%	One-month Term SOFR	Jan-25-2028

In connection with the Amended and Restated Unsecured Term Loans that were entered into on September 1, 2022, as discussed in Note 4, the Company transitioned all of its outstanding interest rate swaps to one-month Term SOFR.

The following table summarizes the fair value of the interest rate swaps outstanding as of September 30, 2022 and December 31, 2021.

Balance Sheet Line Item (in thousands)	Notional Amount September 30, 2022	Fair Value September 30, 2022	Notional Amount December 31, 2021	Fair Value December 31, 2021
Interest rate swaps-Asset	$1,650,000	$77,508	$600,000	$5,220
Interest rate swaps-Liability	$—	$—	$825,000	$(17,052)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The

Company estimates that approximately $25.4 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2022	2021	2022	2021
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$41,288	$(78)	$85,422	$5,171
Income (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$1,670	$(4,001)	$(3,942)	$(12,334)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$21,155	$15,746	$56,310	$46,377

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2022, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of September 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements as of September 30, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$77,508	$—	$77,508	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,220	$—	$5,220	$—
Interest rate swaps-Liability	$(17,052)	$—	$(17,052)	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

The following table summarizes the dividends declared on the Company’s outstanding shares of preferred stock during the year ended December 31, 2021.

Quarter Ended 2021	Declaration Date	Series C Preferred Stock Per Share	Payment Date
March 31	January 11, 2021	$0.4296875	March 31, 2021
Total		$0.4296875

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of September 30, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of September 30, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following tables summarize the activity under the ATM common stock offering program during the nine months ended September 30, 2022 and year ended December 31, 2021.

	Nine months ended September 30, 2022
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

The following tables summarize the dividends declared on the Company’s outstanding shares of common stock during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 12, 2022	September 30, 2022	$0.121667	October 17, 2022
August 31	July 12, 2022	August 31, 2022	0.121667	September 15, 2022
July 31	July 12, 2022	July 29, 2022	0.121667	August 15, 2022
June 30	April 14, 2022	June 30, 2022	0.121667	July 15, 2022
May 31	April 14, 2022	May 31, 2022	0.121667	June 15, 2022
April 30	April 14, 2022	April 29, 2022	0.121667	May 16, 2022
March 31	January 10, 2022	March 31, 2022	0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$1.095003

Month Ended 2021	Declaration Date	Record Date	Per Share	Payment Date
December 31	October 13, 2021	December 31, 2021	$0.120833	January 18, 2022
November 30	October 13, 2021	November 30, 2021	0.120833	December 15, 2021
October 31	October 13, 2021	October 29, 2021	0.120833	November 15, 2021
September 30	July 13, 2021	September 30, 2021	0.120833	October 15, 2021
August 31	July 13, 2021	August 31, 2021	0.120833	September 15, 2021
July 31	July 13, 2021	July 30, 2021	0.120833	August 16, 2021
June 30	April 12, 2021	June 30, 2021	0.120833	July 15, 2021
May 31	April 12, 2021	May 28, 2021	0.120833	June 15, 2021
April 30	April 12, 2021	April 30, 2021	0.120833	May 17, 2021
March 31	January 11, 2021	March 31, 2021	0.120833	April 15, 2021
February 28	January 11, 2021	February 26, 2021	0.120833	March 15, 2021
January 31	January 11, 2021	January 29, 2021	0.120833	February 16, 2021
Total			$1.449996

On October 12, 2022, the Company’s board of directors declared dividends of the Company’s outstanding shares of common stock for the months ending October 31, 2022, November 30, 2022, and December 31, 2022 at a monthly rate of $0.121667 per share.

Restricted Shares of Common Stock

The Company granted restricted shares of common stock under the 2011 Plan on January 10, 2022 to certain employees of the Company, which will vest in equal installments on an annual basis over four years (beginning on January 1, 2023), subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Unvested Restricted Shares of Common Stock	Shares		Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	184,890		$27.70
Granted	90,304		$29.77
Vested	(79,140)	(1)	$27.01
Forfeited	(10,339)		$30.32
Balance at December 31, 2021	185,715		$28.86
Granted	58,580		$44.19
Vested	(73,556)	(1)	$28.03
Forfeited	(10,157)		$35.28
Balance at September 30, 2022	160,582		$34.42
(1)The Company repurchased and retired 25,836 and 27,706 restricted shares of common stock that vested during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2022 was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2022	2021	2022	2021
Vested restricted shares of common stock	—	—	73,556	72,788
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$3,528	$2,280

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(65,000)	65,000	—	N/A
Redemptions from Other Common Units to common stock	—	(65,000)	(65,000)	N/A
Balance at September 30, 2022	2,354,361	1,570,640	3,925,001	2.1%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing the LTIP units granted during the nine months ended September 30, 2022 (excluding the LTIP units granted pursuant to the 2019 performance units discussed in Note 8 below).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(469,799)	$39.31
Forfeited	—	$—
Balance at September 30, 2022	190,546	$34.67

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2022 was approximately $3.5 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Vested LTIP units	2022	2021	2022	2021
Vested LTIP units	25,124	59,406	469,799	288,227
Fair value of vested LTIP units (in thousands)	$708	$2,424	$20,252	$9,793

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

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2022.

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

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2022 was approximately $7.3 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,			Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2022	2021		2022	2021
Restricted shares of common stock	$527	$491		$1,640	$1,728
LTIP units	709	1,163	(1)	3,360	5,917	(1)
Performance units	1,378	1,434		4,038	4,356
Director compensation(2)	124	122		370	363
Total non-cash compensation expense	$2,738	$3,210		$9,408	$12,364
(1)Inclusive of approximately $0.5 million non-cash compensation expense during the three and nine months ended September 30, 2021 associated with the severance cost of an executive officer, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
(2)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2022 and 2021. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Rental Income (in thousands)	2022	2021	2022	2021
Fixed lease payments	$127,132	$106,846	$371,965	$311,803
Variable lease payments	33,039	29,107	99,531	87,990
Straight-line rental income	4,422	4,553	12,654	14,153
Net increase (decrease) to rental income related to above and below market lease amortization	90	(229)	191	(2,039)
Total rental income	$164,683	$140,277	$484,341	$411,907

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

As of September 30, 2022 and December 31, 2021, the Company had accrued rental income of approximately $86.3 million and $75.8 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2022 and December 31, 2021, the Company had approximately $31.5 million and $32.9 million, respectively, of total lease security deposits available in the form of existing letters of credit, which are not reflected on the accompanying Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company had

approximately $0.7 million and $0.7 million, respectively, of lease security deposits available in cash, which are included in restricted cash on the accompanying Consolidated Balance Sheets. The Company’s remaining lease security deposits are commingled in cash and cash equivalents. These funds may be used to settle tenant accounts receivables in the event of a default under the related lease. As of September 30, 2022 and December 31, 2021, the Company’s total liability associated with these lease security deposits was approximately $18.5 million and $15.2 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The Company estimates that billings for real estate taxes, which are the responsibility of certain tenants under the terms of their leases and are not reflected on the Company’s consolidated financial statements, was approximately $5.4 million, $16.4 million $4.9 million and $15.3 million for the three and nine months ended September 30, 2022 and 2021, respectively. These amounts would have been the maximum real estate tax expense of the Company, excluding any penalties or interest, had the tenants not met their contractual obligations for these periods.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2022.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2022	$128,838
2023	$509,699
2024	$467,321
2025	$407,061
2026	$336,429
Thereafter	$1,090,499

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.7 years to 48.0 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Operating Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	31.1	29.0
Weighted average discount rate	6.7%	6.6%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Operating Lease Cost (in thousands)	2022	2021	2022	2021
Operating lease cost included in property expense attributable to ground leases	$616	$417	$1,754	$1,251
Operating lease cost included in general and administrative expense attributable to corporate office leases	437	440	1,310	1,298
Total operating lease cost	$1,053	$857	$3,064	$2,549

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
Operating Leases (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,815	$1,525
Right-of-use assets obtained in exchange for new lease liabilities	$—	$146

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of September 30, 2022.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2022	$969
2023	3,875
2024	3,914
2025	3,959
2026	2,993
Thereafter	83,985
Total lease payments	99,695
Less: Imputed interest	(64,194)
Present value of operating lease liabilities	$35,501
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and nine months ended September 30, 2022 and 2021, there were 161,216, 163,107, 199,585 and 200,192 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income attributable to common stockholders	$63,271	$48,444	$148,352	$101,951
Denominator
Weighted average common shares outstanding — basic	179,054	162,652	178,648	160,288
Effect of dilutive securities(1)
Share-based compensation	108	810	142	581
Weighted average common shares outstanding — diluted	179,162	163,462	178,790	160,869
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.35	$0.30	$0.83	$0.64
Net income per share attributable to common stockholders — diluted	$0.35	$0.30	$0.83	$0.63
(1)During the three and nine months ended September 30, 2022 and 2021, there were approximately 161, 163, 200 and 200, unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.6 million as of September 30, 2022 related to construction projects and certain other agreements.

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

•the risk of global or national recessions and international, national, regional, and local economic conditions;

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

“Total annualized base rental revenue” means the contractual monthly base rent as of September 30, 2022 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2022, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Pursuant to our previously announced management succession plan, on July 1, 2022, our board of directors appointed William R. Crooker to the role of Chief Executive Officer of the Company, in addition to his role as President, effective July 1, 2022. In addition, on June 29, 2022, our board of directors increased the size of the board from nine to ten members and appointed Mr. Crooker to the board and the investment committee of the board, effective as of July 1, 2022, subject to re-election at the next annual meeting of stockholders to be held in 2023. As Chief Executive Officer, Mr. Crooker leads and manages our business, executes the strategies developed by management and the board and serves as the chief spokesperson to our employees, stockholders and business counterparties. In addition, pursuant to our previously announced management succession plan and in connection with Mr. Crooker’s promotion, our board of directors appointed Benjamin S. Butcher as Executive Chair of our board of directors. As Executive Chair, Mr. Butcher manages the business of the board, regularly consults with Mr. Crooker on key corporate matters and serves as a liaison between the board and the management team.

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

We did not incur significant disruptions or enter into any rent deferral agreements from the COVID-19 pandemic during the three and nine months ended September 30, 2022.

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

Outlook

Our business is affected by the uncertainty regarding the current high inflationary, rising interest rate environment, COVID-19 pandemic, and geopolitical tensions in Europe. These factors are key drivers of recent financial market volatility, continued supply chain bottlenecks, and growing concerns of a global recession. In the first two quarters of 2022, U.S. GDP declined 1.6% and 0.6%, respectively, while labor conditions remained strong at 3.7% unemployment as of August. As of the third quarter, general consensus among economists is higher recession risk over the near term.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of fiscal and monetary policies to ease the economic burden of COVID-19 closures on businesses and individuals. In 2022, given the historically high inflation levels and strong employment reports, the Federal Reserve shifted away from an expansionary monetary policy. In September, the Federal Reserve raised interest rates 75 basis points to a range between 3.0% to 3.25%. Since March 2022 the Federal Reserve indicates monetary policy will continue to tighten with higher interest rates and a shrinking of Federal Reserve balance sheet until inflation approaches the Federal Reserve’s target.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including the fact that we have minimal floating rate debt exposure (taking into account our hedging activities) and strong liquidity and access to capital.

Due to the COVID-19 pandemic, geopolitical uncertainty, and recent U.S. infrastructure bill, we expect acceleration in a number of industrial specific trends to support stronger long-term demand, including:

•the continuing rise of e-commerce and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long-term (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to benefit from historically low availability throughout the national industrial market. The COVID-19 pandemic has caused both positive and negative impacts at varying levels across different industries and geographies. Ultimately, the acceleration in e-commerce enhanced by the COVID-19 pandemic and the growing desire for greater supply chain resilience have helped industrial space demand remain strong. The worsening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be strengths in this environment.

Conditions in Our Markets

The buildings in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, new supply, adverse weather conditions, natural disasters, epidemics, and other factors in these markets may affect our overall performance. We previously reported that our buildings located in Florida, Georgia, North Carolina and South Carolina did not suffer any material damage from Hurricane Ian (which made landfall in Florida in September 2022) and were able to continue to support normal tenant operations. As of September 30, 2022, our asset exposure in Florida and, together, North Carolina and South Carolina was 2.8% and 12.8% of total annualized base rental revenue, respectively.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and nine months ended September 30, 2022. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term(2) (years)	Rental Concessions per Square Foot(3)

Three months ended September 30, 2022
New Leases	1,135,784	$5.38	$5.69	$2.67	19.4%	29.9%	4.8	$0.25
Renewal Leases	1,685,721	$4.52	$4.81	$1.74	9.5%	21.6%	5.0	$0.17
Total/weighted average	2,821,505	$4.87	$5.16	$2.11	13.6%	25.1%	4.9	$0.21
Nine months ended September 30, 2022
New Leases	3,627,110	$5.28	$5.56	$2.60	19.9%	29.7%	5.4	$0.53
Renewal Leases	5,561,539	$4.82	$5.11	$1.14	10.7%	20.3%	5.0	$0.16
Total/weighted average	9,188,649	$5.00	$5.29	$1.72	14.3%	24.0%	5.2	$0.31
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

Additionally, for the three and nine months ended September 30, 2022, leases related to the Value Add Portfolio and first generation leasing, with a total of 60,875 and 809,234 square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases impacts our results of operations and will be affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.2% of our annualized base rental revenue will expire during the period from October 1, 2022 to September 30, 2023, excluding month-to-month leases. We assume, based upon internal renewal probability estimates that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period October 1, 2022 to September 30, 2023, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2022, plus available space, for each of the ten calendar years beginning with 2022 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	1,993,759	—	—	—
Remainder of 2022	6	663,066	0.6%	$3,508	0.7%
2023	80	9,911,545	9.0%	45,591	8.6%
2024	102	13,987,479	12.8%	65,917	12.4%
2025	102	14,689,924	13.4%	66,362	12.5%
2026	114	17,174,618	15.7%	83,223	15.6%
2027	92	13,997,482	12.8%	67,915	12.8%
2028	55	8,376,220	7.6%	38,989	7.3%
2029	44	7,516,081	6.9%	37,162	7.0%
2030	29	4,110,740	3.7%	22,978	4.3%
2031	41	7,312,872	6.7%	34,750	6.5%
Thereafter	52	11,839,791	10.8%	65,488	12.3%
Total	717	111,573,577	100.0%	$531,883	100.0%

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2022.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis/St. Paul, MN	April 4, 2022	160,000	1	13,472
West Michigan, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville/Spartanburg, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
South Bay/San Jose, CA	June 7, 2022	175,325	1	29,630
Washington, DC	June 29, 2022	140,555	1	20,257
Hampton Roads, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	170,921
Atlanta, GA	July 15, 2022	159,048	1	10,062
Fresno, CA	July 25, 2022	232,072	1	30,121
El Paso, TX	July 26, 2022	326,166	4	37,792
Portland, OR	September 12, 2022	78,000	1	11,281
Louisville, KY	September 21, 2022	563,032	1	38,064
Three months ended September 30, 2022		1,358,318	8	127,320
Nine months ended September 30, 2022		4,625,622	25	$464,592
(1) As defined by CoStar Realty Information Inc (“CoStar”). If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) We acquired vacant land parcels.

Portfolio Dispositions

During the nine months ended September 30, 2022, we sold six buildings and one land parcel comprised of approximately 1.6 million rentable square feet with a net book value of approximately $73.4 million to third parties. Net proceeds from the sales of rental property were approximately $130.9 million and we recognized the full gain on the sales of rental property, net, of approximately $57.5 million for the nine months ended September 30, 2022.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2022.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.6%
Philadelphia, PA	7.3%
Greenville/Spartanburg, SC	5.5%
Milwaukee/Madison, WI	4.4%
Detroit, MI	4.3%
Pittsburgh, PA	4.2%
Columbus, OH	4.1%
Minneapolis/St Paul, MN	3.7%
Houston, TX	2.9%
West Michigan, MI	2.5%
Charlotte, NC	2.5%
El Paso, TX	2.5%
Cleveland, OH	1.9%
Boston, MA	1.8%
Indianapolis, IN	1.8%
Kansas City, MO	1.8%
Washington, DC	1.7%
Columbia, SC	1.6%
Westchester/So Connecticut, CT/NY	1.5%
Cincinnati/Dayton, OH	1.5%
Total	65.1%
(1) As defined by CoStar.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2022.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.9%
Containers & Packaging	8.2%
Auto Components	7.4%
Commercial Services & Supplies	5.3%
Machinery	5.2%
Trading Companies & Distribution (Industrial Goods)	5.1%
Internet & Direct Market Retail	4.8%
Household Durables	4.4%
Distributors (Consumer Goods)	4.3%
Food & Staples Retailing	3.5%
Media	3.2%
Building Products	3.1%
Specialty Retail	2.8%
Food Products	2.3%
Chemicals	2.2%
Electronic Equip, Instruments	2.2%
Road & Rail	2.1%
Beverages	2.0%
Textiles, Apparel, Luxury Goods	2.0%
Health Care Equipment & Supplies	1.8%
Total	82.8%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2022.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.0%
Eastern Metal Supply, Inc.	5	0.9%
American Tire Distributors, Inc.	7	0.9%
Tempur Sealy International, Inc.	2	0.8%
Lippert Component Manufacturing	5	0.8%
Kenco Logistic Services, LLC	3	0.8%
Penguin Random House, LLC	1	0.8%
FedEx Corporation	3	0.8%
WestRock Company	7	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
Yanfeng US Automotive Interior	2	0.7%
DHL Supply Chain	4	0.7%
Carolina Beverage Group	3	0.7%
LKQ Corporation	4	0.7%
Berlin Packaging L.L.C.	4	0.7%
Ford Motor Company	1	0.6%
Iron Mountain Information Management	5	0.6%
Hachette Book Group, Inc.	1	0.6%
Schneider Electric USA, Inc.	3	0.6%
Total	71	16.8%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2020. On September 30, 2022, we owned 458 industrial buildings consisting of approximately 93.2 million square feet and representing approximately 83.5% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 1.5% to 98.9% as of September 30, 2022 compared to 97.4% as of September 30, 2021.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2022 and 2021 with respect to the buildings acquired and sold after December 31, 2020, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020, and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$133,528	$128,058	$5,470	4.3%	$26,318	$10,286	$4,837	$1,933	$164,683	$140,277	$24,406	17.4%
Other income	61	147	(86)	(58.5)%	106	—	1,455	1,690	1,622	1,837	(215)	(11.7)%
Total operating revenue	133,589	128,205	5,384	4.2%	26,424	10,286	6,292	3,623	166,305	142,114	24,191	17.0%
Expenses
Property	24,327	24,542	(215)	(0.9)%	4,656	1,846	1,104	354	30,087	26,742	3,345	12.5%
Net operating income(1)	$109,262	$103,663	$5,599	5.4%	$21,768	$8,440	$5,188	$3,269	136,218	115,372	20,846	18.1%
Other expenses
General and administrative									10,884	12,668	(1,784)	(14.1)%
Depreciation and amortization									69,456	59,246	10,210	17.2%
Loss on impairment									1,783	—	1,783	100.0%
Other expenses									578	821	(243)	(29.6)%
Total other expenses									82,701	72,735	9,966	13.7%
Total expenses									112,788	99,477	13,311	13.4%
Other income (expense)
Interest and other income									26	30	(4)	(13.3)%
Interest expense									(21,155)	(15,746)	(5,409)	34.4%
Debt extinguishment and modification expenses									(838)	—	(838)	100.0%
Gain on the sales of rental property, net									33,168	22,662	10,506	46.4%
Total other income (expense)									11,201	6,946	4,255	61.3%
Net income									$64,718	$49,583	$15,135	30.5%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $15.1 million, or 30.5%, to approximately $64.7 million for the three months ended September 30, 2022, compared to approximately $49.6 million for the three months ended September 30, 2021.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $5.5 million, or 4.3%, to approximately $133.5 million for the three months ended September 30, 2022 compared to approximately $128.1 million for the three months ended September 30, 2021.

Same store lease income increased by approximately $4.2 million, or 4.0%, to approximately $110.3 million for the three months ended September 30, 2022 compared to approximately $106.1 million for the three months ended September 30, 2021. The increase was primarily due to an increase in rental income of approximately $5.5 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $1.3 million due to tenant vacancies.

Same store other billings increased by approximately $1.2 million, or 5.6%, to approximately $23.2 million for the three months ended September 30, 2022 compared to approximately $22.0 million for the three months ended September 30, 2021. The increase was attributable to an increase of approximately $0.8 million in other expense reimbursements from an increase in corresponding expenses, as well as an increase of approximately $0.4 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants in which we pay the real estate taxes on behalf of those tenants.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses decreased by approximately $0.2 million, or 0.9%, to approximately $24.3 million for the three months ended September 30, 2022 compared to approximately $24.5 million for the three months ended September 30, 2021. This decrease was primarily related to a decrease in utility expense of approximately $0.3 million and repairs and maintenance expense of approximately $0.2 million. These decreases were partially offset by an increase in insurance and other expenses of approximately $0.1 million and $0.2 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, we acquired 89 buildings consisting of approximately 15.3 million square feet (excluding ten buildings that were included in the Value Add Portfolio at September 30, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 28 buildings consisting of approximately 4.3 million square feet and one land parcel. For the three months ended September 30, 2022 and 2021, the buildings acquired after December 31, 2020 contributed approximately $21.6 million and $5.1 million to NOI, respectively. For the three months ended September 30, 2022 and 2021, the buildings sold after December 31, 2020 contributed approximately $0.2 million and $3.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $3.3 million and $1.4 million to NOI for the three months ended September 30, 2022 and 2021, respectively. Additionally, there was approximately $1.9 million and $1.9 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2022 and 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $10.0 million, or 13.7%, for the three months ended September 30, 2022 to approximately $82.7 million compared to approximately $72.7 million for the three months ended September 30, 2021. The increase was primarily a result of an increase in depreciation and amortization of approximately $10.2 million due to an increase in the depreciable asset base from net acquisitions. Additionally, a loss on impairment of approximately $1.8 million was recognized for the three months ended September 30, 2022, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the three months ended September 30, 2021. The increase was partially offset by a decrease in general and administrative expenses of approximately $1.8 million which was primarily due to the severance costs of a former executive officer of approximately $2.1 million during the three months ended September 30, 2021 that did not recur during the three months ended September 30, 2022.

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

Total other income increased approximately $4.3 million, or 61.3%, for the three months ended September 30, 2022 to approximately $11.2 million compared approximately $6.9 million for the three months ended September 30, 2021. This increase was primarily a result of an increase in the gain on the sales of rental property, net of approximately $10.5 million. This increase was partially offset by an increase in interest expense of approximately $5.4 million which is primarily attributable to the issuance of $325.0 million and $400.0 million of unsecured notes on September 28, 2021 and June 28, 2022, respectively. Additionally, debt extinguishment and modification expenses of approximately $0.8 million were recognized for the three months ended September 30, 2022, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2022 and 2021 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020 and our flex/office buildings, Value Add Portfolio and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$396,401	$384,651	$11,750	3.1%	$73,572	$22,026	$14,368	$5,230	$484,341	$411,907	$72,434	17.6%
Other income	286	421	(135)	(32.1)%	212	68	2,175	2,140	2,673	2,629	44	1.7%
Total operating revenue	396,687	385,072	11,615	3.0%	73,784	22,094	16,543	7,370	487,014	414,536	72,478	17.5%
Expenses
Property	74,094	72,849	1,245	1.7%	13,241	5,081	3,401	1,170	90,736	79,100	11,636	14.7%
Net operating income(1)	$322,593	$312,223	$10,370	3.3%	$60,543	$17,013	$13,142	$6,200	396,278	335,436	60,842	18.1%
Other expenses
General and administrative									35,431	38,036	(2,605)	(6.8)%
Depreciation and amortization									206,101	174,985	31,116	17.8%
Loss on impairment									1,783	—	1,783	100.0%
Other expenses									1,607	2,184	(577)	(26.4)%
Total other expenses									244,922	215,205	29,717	13.8%
Total expenses									335,658	294,305	41,353	14.1%
Other income (expense)
Interest and other income									83	92	(9)	(9.8)%
Interest expense									(56,310)	(46,377)	(9,933)	21.4%
Debt extinguishment and modification expenses									(838)	(679)	(159)	23.4%
Gain on the sales of rental property, net									57,499	35,047	22,452	64.1%
Total other income (expense)									434	(11,917)	12,351	103.6%
Net income									$151,790	$108,314	$43,476	40.1%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $43.5 million, or 40.1%, to $151.8 million for the nine months ended September 30, 2022 compared to $108.3 million for the nine months ended September 30, 2021.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $11.8 million, or 3.1%, to approximately $396.4 million for the nine months ended September 30, 2022 compared to approximately $384.7 million for the nine months ended September 30, 2021.

Same store lease income increased by approximately $9.1 million, or 2.9%, to approximately $328.1 million for the nine months ended September 30, 2022 compared to approximately $319.0 million for the nine months ended September 30, 2021. Approximately $13.4 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.4 million. The increase was also attributable to an increase in rental income of approximately $1.2 million at one property in which, during the nine months ended September 30, 2021, we determined that the future collectability of rental payments was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenant. The lease was subsequently terminated and replaced with a new tenant in September 2021, and during the nine months ended September 30, 2022, the former tenant repaid the rental amounts past due, both of which contributed to the increase in rental income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were partially offset by the reduction of base rent of approximately $5.9 million due to tenant vacancy.

Same store other billings increased by approximately $2.6 million, or 4.0%, to approximately $68.3 million for the nine months ended September 30, 2022 compared to approximately $65.7 million for the nine months ended September 30, 2021. The increase was attributable to an increase of approximately $2.8 million related to other expense reimbursements which was primarily due to an increase in corresponding expenses. This increase was partially offset by a decrease in real estate taxes levied by the taxing authority as well as instances where the tenant began paying the real estate taxes directly to the taxing authority, whereas previously we paid those real estate taxes on behalf of tenants of approximately $0.2 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $1.2 million or 1.7% to approximately $74.1 million for the nine months ended September 30, 2022 compared to approximately $72.8 million for the nine months ended September 30, 2021. This increase was due to increases in utility expense of approximately $0.4 million, insurance expense of approximately $0.4 million, snow removal expense of approximately $0.2 million, and other expenses of approximately $0.2 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, 89 buildings consisting of approximately 15.3 million square feet (excluding ten buildings that were included in the Value Add Portfolio at September 30, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 28 buildings consisting of approximately 4.3 million square feet and one land parcel. For the nine months ended September 30, 2022 and September 30, 2021, the buildings acquired after December 31, 2020 contributed approximately $58.1 million and $7.9 million to NOI, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the buildings sold after December 31, 2020 contributed approximately $2.4 million and $9.1 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $8.5 million and $3.2 million to NOI for the nine months ended September 30, 2022 and September 30, 2021, respectively. Additionally, there was approximately $4.6 million and $3.0 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $29.7 million, or 13.8%, to approximately $244.9 million for the nine months ended September 30, 2022 compared to approximately $215.2 million for the nine months ended September 30, 2021. This is primarily a result of an increase in depreciation and amortization of approximately $31.1 million as a result of net acquisitions that increased the depreciable asset base. Additionally, a loss on impairment of approximately $1.8 million was recognized for the nine months ended September 30, 2022, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the nine months ended September 30, 2021. This increase was partially offset by a decrease in general and administrative expenses of approximately $2.6 million which was primarily due to the severance costs of a former executive officer of approximately $2.1 million during the nine months ended September 30, 2021 that did not recur during the nine months ended September 30, 2022, as well as due to the adoption of our retirement vesting program on January 7, 2021 and related acceleration of equity-based compensation expense for certain eligible employees that did not recur during the nine months ended September 30, 2022. Additionally, other expenses decreased approximately $0.6 million that was primarily due to the settlement of litigation related to a terminated acquisition contract during the COVID-19 pandemic that did not recur during the nine months ended September 30, 2022.

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

Total other income (expense) increased approximately $12.4 million, or 103.6%, for the nine months ended September 30, 2022 to a total net other income of approximately $0.4 million compared to approximately $11.9 million net other expense for the nine months ended September 30, 2021. This increase is primarily a result of an increase in the gain on the sales of rental property, net of approximately $22.5 million. This was partially offset by an increase in interest expense of approximately $9.9 million which is primarily attributable to the issuance of $325.0 million and $400.0 million of unsecured notes on September 28, 2021 and June 28, 2022, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2022	2021	2022	2021
Net income	$64,718	$49,583	$151,790	$108,314
Rental property depreciation and amortization	69,400	59,195	205,938	174,825
Loss on impairment	1,783	—	1,783	—
Gain on the sales of rental property, net	(33,168)	(22,662)	(57,499)	(35,047)
FFO	102,733	86,116	302,012	248,092
Preferred stock dividends	—	—	—	(1,289)
Redemption of preferred stock	—	—	—	(2,582)
Amount allocated to restricted shares of common stock and unvested units	(134)	(206)	(436)	(667)
FFO attributable to common stockholders and unit holders	$102,599	$85,910	$301,576	$243,554

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2022	2021	2022	2021
Net income	$64,718	$49,583	$151,790	$108,314
General and administrative	10,884	12,668	35,431	38,036
Depreciation and amortization	69,456	59,246	206,101	174,985
Interest and other income	(26)	(30)	(83)	(92)
Interest expense	21,155	15,746	56,310	46,377
Loss on impairment	1,783	—	1,783	—
Debt extinguishment and modification expenses	838	—	838	679
Other expenses	578	821	1,607	2,184
Gain on the sales of rental property, net	(33,168)	(22,662)	(57,499)	(35,047)
Net operating income	$136,218	$115,372	$396,278	$335,436

Cash Flows

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

The following table summarizes our cash flows for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2022	2021	$	%
Net cash provided by operating activities	$297,869	$254,613	$43,256	17.0%
Net cash used in investing activities	$397,321	$602,983	$(205,662)	(34.1)%
Net cash provided by financing activities	$90,707	$374,204	$(283,497)	(75.8)%

Net cash provided by operating activities increased approximately $43.3 million to approximately $297.9 million for the nine months ended September 30, 2022 compared to approximately $254.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after September 30, 2021, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after September 30, 2021 and fluctuations in working capital due to the timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $205.7 million to approximately $397.3 million for the nine months ended September 30, 2022 compared to approximately $603.0 million for the nine months ended September 30, 2021. The decrease was primarily attributable to the acquisition of 25 buildings and land parcels for a total cash consideration of approximately $464.6 million for the nine months ended September 30, 2022 compared to the acquisition of 39 buildings for a total cash consideration of approximately $648.6 million for the nine months ended September 30, 2021. Additionally, the decrease was also attributable to an increase in proceeds from sales of rental property, net of approximately $53.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net cash provided by financing activities decreased approximately $283.5 million to approximately $90.7 million for the nine months ended September 30, 2022 compared to approximately $374.2 million for the nine months ended September 30, 2021. This decrease was primarily attributable to decrease in net proceeds received from the sale of common stock of approximately $317.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was also attributable to a net cash outflow of approximately $102.0 million from our unsecured credit facility and an increase of approximately $18.2 million in dividends paid during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Additionally, we paid in full a mortgage note in the amount of approximately $46.6 million during the nine months ended September 30, 2022 that did not occur during the nine months ended September 30, 2021, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. These decreases were partially offset by increases in the funding of unsecured term loans and unsecured notes in the amount of $50.0 million and $75.0 million, respectively, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Additionally, the decrease was also partially offset by the redemption of preferred stock with an aggregate liquidation value of $75.0 million during the nine months ended September 30, 2021 that did not recur during the nine months ended September 30, 2022.

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

As of September 30, 2022, we had total immediate liquidity of approximately $873.8 million, comprised of $13.4 million of cash and cash equivalents and $860.4 million of immediate availability on our unsecured credit facility.

In addition, we require funds to pay dividends to holders of our common stock and common units in the Operating Partnership. Any future dividends on our common stock are voluntary and declared in the sole discretion of our board of directors, subject to the distribution requirements to maintain our REIT status for federal income tax purposes, and may be reduced or stopped for any reason, including to use funds for other liquidity requirements. The following table summarizes the dividends declared on our outstanding common stock during the nine months ended September 30, 2022.

Month Ended 2022	Declaration Date	Record Date	Per Share	Payment Date
September 30	July 12, 2022	September 30, 2022	$0.121667	October 17, 2022
August 31	July 12, 2022	August 31, 2022	0.121667	September 15, 2022
July 31	July 12, 2022	July 29, 2022	0.121667	August 15, 2022
June 30	April 14, 2022	June 30, 2022	0.121667	July 15, 2022
May 31	April 14, 2022	May 31, 2022	0.121667	June 15, 2022
April 30	April 14, 2022	April 29, 2022	0.121667	May 16, 2022
March 31	January 10, 2022	March 31, 2022	0.121667	April 18, 2022
February 28	January 10, 2022	February 28, 2022	0.121667	March 15, 2022
January 31	January 10, 2022	January 31, 2022	0.121667	February 15, 2022
Total			$1.095003

On October 12, 2022, our board of directors declared dividends on our common stock for the months ending October 31, 2022, November 30, 2022, and December 31, 2022 at a monthly rate of $0.121667 per share.

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2022.

Loan	Principal Outstanding as of September 30, 2022 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$136,000	Term SOFR + 0.775%	October 23, 2026	i
Total unsecured credit facility	136,000

Unsecured term loans:
Unsecured Term Loan F	200,000	2.96%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.11%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.75%	January 25, 2028	i
Unsecured Term Loan I	187,500	2.89%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,896)
Total carrying value unsecured term loans, net	1,020,104

Unsecured notes:
Series F Unsecured Notes	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,747)
Total carrying value unsecured notes, net	1,295,253

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,330	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,794	3.71%	October 1, 2039	ii
Total mortgage notes	8,124
Net unamortized fair market value discount	(137)
Total unamortized deferred financing fees and debt issuance costs	(6)
Total carrying value mortgage notes, net	7,981
Total / weighted average interest rate(5)	$2,459,338	3.29%
(1)Interest rate as of September 30, 2022. At September 30, 2022, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.04205%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of September 30, 2022, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.04%,, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-month Term SOFR for the Unsecured Term Loan I will be swapped to a fixed rate of 2.66% effective January 4, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of our unsecured credit facility is $1.0 billion. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by us in our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.

(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of September 30, 2022 was approximately $860.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2022, we were in compliance with the applicable financial covenants.

On September 1, 2022, we repaid in full the mortgage note associated with the Wells Fargo Bank, National Association CMBS Loan.

On September 1, 2022, we entered into separate amended and restated term loan agreements for the Unsecured Term Loan A, the Unsecured Term Loan F, and the Unsecured Term Loan G (“Amended and Restated Unsecured Term Loans”), to provide that borrowings under the Amended and Restated Unsecured Term Loans bear a current annual interest rate of one-month Term SOFR, plus an adjustment of 0.10% and a spread of 0.85%, based on the our debt rating and leverage ratio (as defined in the applicable loan agreement). Other than the interest rate provisions described above, the material terms of the Amended and Restated Unsecured Term Loans, including the maturity dates, remain unchanged.

On July 26, 2022, we entered into an amended and restated credit agreement for our unsecured credit facility (the “July 2022 Credit Agreement”), which provided for an increase in the aggregate commitments available for borrowing under our unsecured credit facility from $750.0 million to up to $1.0 billion. The July 2022 Credit Agreement also provided for the replacement of one-month LIBOR for one-month Term SOFR, plus a 0.10% adjustment. Other than the increase in the borrowing commitments and the interest rate provisions described above, the material terms of our unsecured credit facility remain unchanged.

On July 26, 2022, we entered into (i) a term loan agreement with Wells Fargo Bank, National Association and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan H”), and (ii) a term loan agreement with Bank of America, N.A. and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan I”). Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month Term SOFR, plus a 0.10% adjustment and a spread of 0.85% based on our debt rating and leverage ratio (as defined in the applicable loan agreement), and matures on January 25, 2028. In connection with the new unsecured term loans, the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E were repaid in full.

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

The following table summarizes our debt capital structure as of September 30, 2022.

Debt Capital Structure	September 30, 2022
Total principal outstanding (in thousands)	$2,469,124
Weighted average duration (years)	5.4
% Secured debt	0.3%
% Debt maturing next 12 months	4.1%
Net Debt to Real Estate Cost Basis(1)	35.6%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of September 30, 2022. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity under the ATM common stock offering program during the three months ended September 30, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of September 30, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2022, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table details our outstanding interest rate swaps as of September 30, 2022.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Jul-28-2022	$25,000	$116	1.8830%	One-month Term SOFR	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Jul-28-2022	$25,000	$115	1.8980%	One-month Term SOFR	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$116	1.8750%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$115	1.8860%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$50,000	$231	1.8850%	One-month Term SOFR	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$1,556	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$1,559	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$1,556	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$1,559	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2022	$50,000	$874	2.9080%	One-month Term SOFR	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2022	$50,000	$866	2.9190%	One-month Term SOFR	Jan-12-2024
Bank of Montreal	Jul-24-2018	Jul-26-2022	$50,000	$868	2.9160%	One-month Term SOFR	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2022	$25,000	$435	2.9120%	One-month Term SOFR	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,151	2.2360%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,158	2.2380%	One-month Term SOFR	Jan-15-2025
Regions Bank	May-02-2019	Aug-15-2022	$50,000	$2,152	2.2389%	One-month Term SOFR	Jan-15-2025
Bank of Montreal	Jul-16-2019	Aug-15-2022	$50,000	$2,740	1.7100%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$12,074	0.9520%	One-month Term SOFR	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$6,007	0.9460%	One-month Term SOFR	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$6,082	0.9355%	One-month Term SOFR	Feb-5-2026
Regions Bank	Oct-26-2021	Aug-01-2022	$50,000	$5,302	1.3090%	One-month Term SOFR	Mar-15-2027
Bank of Montreal	Oct-26-2021	Aug-01-2022	$50,000	$5,333	1.3090%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Aug-01-2022	$50,000	$5,311	1.3150%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Jul-27-2022	Jan-04-2023	$50,000	$2,730	2.6420%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,726	2.6530%	One-month Term SOFR	Jan-25-2028
Regions Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,681	2.6550%	One-month Term SOFR	Jan-25-2028
U.S. Bank, N.A.	Jul-27-2022	Jan-12-2024	$75,000	$3,151	2.4865%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-12-2024	$50,000	$2,108	2.4910%	One-month Term SOFR	Jan-25-2028
Wells Fargo Bank, N.A.	Jul-27-2022	Jan-12-2024	$50,000	$2,062	2.4930%	One-month Term SOFR	Jan-25-2028
PNC Bank, N.A.	Jul-27-2022	Jul-27-2022	$50,000	$2,774	2.6790%	One-month Term SOFR	Jan-25-2028

In connection with the Amended and Restated Unsecured Term Loans that we entered into on September 1, 2022, as discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements, we transitioned all of our outstanding interest rate swaps to one-month Term SOFR.

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2022, the fair value of all 30 of our interest rate swaps were in an asset position of approximately $77.5 million, including any adjustment for nonperformance risk related to these agreements.

As of September 30, 2022, we had approximately $1,161.0 million of variable rate debt. As of September 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2022, we had letters of credit related to development projects and certain other agreements of approximately $3.6 million. As of September 30, 2022, we had no other material off-balance sheet arrangements.

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

As of September 30, 2022, we had $1,161.0 million of variable rate debt outstanding. As of September 30, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $136.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $136.0 million on our unsecured credit facility for the nine months ended September 30, 2022, our interest expense would have increased by approximately $1.0 million for the nine months ended September 30, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 3, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on July 27, 2022. The information in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022 is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during the three months ended September 30, 2022, if any, have been previously disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1
Amended and Restated Executive Employment Agreement with William R. Crooker, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.2
Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.3
Amended and Restated Executive Employment Agreement with Michael C. Chase, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.4	Unsecured Credit Facility: Amended and Restated Credit Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.5
Unsecured Term Loan A: Third Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)

10.6	Unsecured Term Loan F: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.7	Unsecured Term Loan G: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.8	Unsecured Term Loan H: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.9	Unsecured Term Loan I: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 27, 2022	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)