Form 10-K
period 2022-12-31
STAG Industrial, Inc.
filed 2023-02-15
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,526 million based on the closing price on the New York Stock Exchange as of June 30, 2022.
Number of shares of the registrant’s common stock outstanding as of February 13, 2023: 179,329,037

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

STAG INDUSTRIAL, INC.

PART I.
Introduction

As used herein, except where the context otherwise requires, “Company,” “we,” “our” and “us,” refer to STAG Industrial, Inc. and our consolidated subsidiaries and partnerships, including our operating partnership, STAG Industrial Operating Partnership, L.P. (our “Operating Partnership”).

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
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as the novel coronavirus disease (“COVID-19”), and other potentially catastrophic events such as acts of war and/or terrorism (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict);
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

“Total annualized base rental revenue” means the contractual monthly base rent as of December 31, 2022 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2022, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

“Weighted Average Lease Term” means the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by square footage.

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

As of December 31, 2022, we owned 562 buildings in 41 states with approximately 111.7 million rentable square feet, consisting of 484 warehouse/distribution buildings, 74 light manufacturing buildings, one flex/office building, and three Value Add Portfolio buildings. While the majority of our portfolio consists of single-tenant properties, we also own multi-tenant properties and may re-lease originally single-tenant properties to multiple tenants. As of December 31, 2022, our buildings were approximately 98.5% leased, with no single tenant accounting for more than approximately 3.0% of our total annualized base rental revenue and no single industry accounting for more than approximately 10.9% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant.

As of December 31, 2022, our Operating Portfolio was approximately 99.0% leased and our SL Rent Change on new and renewal leases together grew approximately 24.3% and 17.6% during the years ended December 31, 2022 and 2021, respectively, and our Cash Rent Change on new and renewal leases together grew approximately 14.3% and 10.4% during the years ended December 31, 2022 and 2021, respectively.

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
•Since many industrial properties have a single tenant, buyers tend to price an individual industrial property according to the binary nature of its cash flows – with only one potential tenant, the property is either generating revenue or not. Furthermore, if a single-tenant industrial property is vacant and not generating revenue, the owner will be responsible for paying the operating expenses at the property (which are typically covered by the tenant). As a result of these factors, we believe the market prices single-tenant industrial properties based upon a higher risk profile, and therefore, applies a lower value relative to a diversified cash flowing investment.
•The acquisition and contribution of individual single-tenant industrial properties (and each property’s binary risk cash flows) to an aggregated portfolio creates diversification, thereby lowering risk and creating value.
•Industrial properties generally require less capital expenditure than other commercial property types and single-tenant properties generally require less expenditure for leasing, operating, and capital costs per property than multi-tenant properties.

•Other institutional, industrial real estate buyers tend to focus on properties and portfolios in certain primary markets. In contrast, we focus on individual industrial properties across many markets. As a result, our typical competitors for acquisition opportunities are local investors who may not have the same access to debt or equity capital as us. In our fragmented, predominantly non-institutional environment, a sophisticated, institutional platform with access to capital has execution and operational advantages.
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

Corporate Responsibility Program

We are committed to maintaining a robust corporate responsibility program that incorporates environmental, social and governance (“ESG”) initiatives into our overall business, investment, and asset management strategies. We are also committed to transparent reporting of our ESG initiatives. In December 2021, we published our inaugural 2020-2021 Environmental,

Social and Governance Report, which includes information regarding our ESG policies and programs, historic results, and performance targets, including a new long-term greenhouse gas (GHG) reduction goal as approved by the Science-Based Targets Initiative (SBTi). In addition, annually we participate in the public disclosure rating process of the Global Real Estate Sustainability Benchmark, which is an entity that provides a ranking system to evaluate and compare ESG practices in the real estate industry.

Additional information regarding our corporate responsibility program will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and our 2020-2021 Environmental, Social and Governance Report is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website, including our sustainability report, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

Human Capital Management

We believe that demonstrating strong financial performance while also promoting awareness and respect for fundamental human rights is important to long-term value creation, business continuity and corporate success. As part of our commitment to providing a work environment that attracts, develops and retains high-performing individuals and that treats employees with dignity and respect:

•We offer equal employment opportunities to all of our employees and seek to foster a diverse and vibrant workplace with employees who possess a broad range of experiences, backgrounds, and skills. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a relatively long tenure with the Company, have regular opportunities to participate in personal growth and professional development programs and social or team building events. We seek to identify and develop future leaders within the Company and periodically review with our Chief Executive Officer and board of directors the identity, skills, and characteristics of those persons who could succeed to senior and executive positions.
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
•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life, and short-term disability insurance, with premiums that are entirely paid for by the Company. We also offer flexible spending accounts for medical and dependent care, a program to pay commuting and office parking costs with pre-tax income, and a competitive vacation policy, including paid holidays, personal time off, and other leave benefits.
•We seek to foster a corporate culture where our stakeholders, including our employees, engage in, and collaborate to extend resources towards, community development. In furtherance of this commitment, we partner with, and support, local charitable organizations that we believe are contributing to the growth and development of the community, particularly organizations assisting at-risk youth. Through our partnerships with these organizations, in recent years, our employees have committed significant time and resources to support children and young adults, including through personal donations, fundraising, and volunteer work.

As of December 31, 2022, we had 93 employees. None of our employees are represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

Our Corporate Structure

STAG Industrial, Inc. was incorporated in Maryland on July 21, 2010. Shares of our common stock are publicly traded on the NYSE New York Stock Exchange (“NYSE”) under the symbol “STAG.”

Our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009. We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2022, we owned approximately 97.9% of the common units of limited partnership interest in our Operating Partnership (“common units”), and our current and former executive officers, directors, employees and their affiliates, and third parties owned the remaining 2.1%. The common units are not publicly traded, but each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock, and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of our common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of our common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

We are structured as an umbrella partnership REIT, also known as an “UPREIT,” with our publicly-traded entity, STAG Industrial, Inc., operating as the REIT in the UPREIT structure, and our Operating Partnership operating as the umbrella partnership. This UPREIT structure provides us an opportunity to acquire properties on a tax-deferred basis by issuing common units in our Operating Partnership in exchange for properties.

The following is a simplified diagram of our UPREIT structure at December 31, 2022.

Public stockholders
(including officers
and directors)
100%
STAG Industrial, Inc.
(the "REIT")
NYSE: STAG
100%
Third parties
(including officers
and directors)
96.9%
Limited Partner
STAG Industrial
GP, LLC
2.1%
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

Item 1A.  Risk Factors
The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations.

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

During the year ended December 31, 2022, inflation in the United States accelerated and is currently expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending, our tenants’ businesses, and/or future demand for industrial space.

Rising inflation could also have an adverse impact on our financing costs (either through near-term borrowings on our variable rate debt, including our unsecured credit facility, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets and could result in the decline of the market price of our common stock, which may adversely impact our ability and willingness to raise equity capital on favorable terms, including through our at-the-market (“ATM”) common stock offering program. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

Our investments are concentrated in the industrial real estate sector, and we would be adversely affected by an economic downturn in that sector.

As of December 31, 2022, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

We are subject to geographic and industry concentrations that make us susceptible to adverse events with respect to certain markets and industries.

We are subject to certain geographic and industry concentrations with respect to our properties. As a result of these concentrations, any adverse event or downturn in local economic conditions or industry conditions, changes in state or local governmental rules and regulations, acts of nature, epidemics, pandemics or other public health crises and actions taken in response thereto, and other factors affecting these markets or industries could adversely affect us and our tenants operating in those markets or industries. If any tenant is unable to withstand such adverse event or downturn or is otherwise unable to compete effectively in its market or business, it may be unable to meet its rental obligations, seek rental concessions, be unable to enter into new leases or forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

We have owned many of our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

Of the properties in our portfolio at December 31, 2022, 266 buildings totaling approximately 52.3 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

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

A significant portion of our properties have leases that expire in the next two years and we may be unable to renew leases, lease vacant space or re-lease space on favorable terms.

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. Our properties may have some level of vacancy at the time of our acquisition and may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. As of December 31, 2022, leases with respect to approximately 19.5% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2024. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant, and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

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

The success of our tenants in operating their businesses will continue to be impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. Any of our tenants may experience an adverse event or downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such a tenant may fail to make rental payments when due, decline to extend or renew its lease upon expiration and/or declare bankruptcy and reject our lease. The default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single-tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

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

Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets have recently experienced liquidity disruptions, resulting in volatility in the markets and the unavailability of financing for many businesses. If such disruptions worsen or continue for a prolonged period of time, any of these tenants may be unable to obtain financing necessary to continue to operate its business, unable to meet its rental obligations, unable to enter into new leases or forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

The COVID-19 pandemic or any future public health crisis, pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, operating results, financial condition and cash flows.

Any future public health crisis, pandemic, epidemic or outbreak of infectious disease, such as the COVID-19 pandemic, could have material and adverse effects on our business, operating results, financial condition and cash flows due to, among other factors: (i) government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel; (ii) disruption in global supply and delivery chains; (iii) a general decline in business activity and demand for real estate; (iv) repurposing or redevelopment of defunct retail properties into industrial properties; (v) reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; (vi) difficulty accessing debt and equity capital on attractive terms, or at all; and (vii) the potential negative impact on the health of our personnel or our ability to recruit and retain key employees.

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

Certain provisions of Maryland law could delay or prevent a change in control. Title 8, Subtitle 3 of the Maryland General Corporation Law (“MGCL”), permits our board of directors, without stockholder approval, to implement certain takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions and other provisions of Maryland law may have the effect of inhibiting a third party from making an acquisition proposal or delaying or preventing a change of control under circumstances that might be in the best interest of stockholders.

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

We have fiduciary duties to the other limited partners in our Operating Partnership, including members of our management team and board of directors, the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding common units will have the right to vote on certain amendments to the Operating Partnership agreement. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems, implement additional financial and management controls and procedures, expand our internal audit function, or hire additional accounting, internal audit and finance staff. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and market prices of our securities.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price for our common stock has experienced significant price and volume fluctuations, often without regard to our operating performance. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above the price at which you acquired them. A number of factors could negatively affect the market price or trading volume of our common stock, many of which are out of our control, including:
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

The number of shares of our common stock available for future sale, and future offerings of debt or equity securities may be dilutive to existing stockholders and adversely affect the market price of our common stock.

Our ability to execute our business strategy depends on our access to an appropriate blend of equity and debt financing, including common and preferred stock, debt securities, lines of credit and other forms of secured and unsecured debt. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including shares under our ATM common stock offering program. Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the vesting of equity awards under the 2011 Plan, the issuance of common stock or common units in connection with acquisitions, and other equity issuances may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In addition, we may attempt to increase our capital resources by issuing preferred stock or debt securities (including commercial paper, medium-term notes and senior or subordinated notes). Any future issuances of preferred stock will rank senior to our common stock with respect to distributions and liquidation rights, which could limit our ability to make distributions to holders of common stock. In addition, upon liquidation, holders of debt securities would receive a distribution of our available assets prior to any distribution to the holders of common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market prices of our securities and diluting their proportionate ownership.

We have in the past entered, and may in the future enter, into forward sale transactions that subject us to certain risks.

We have previously entered into forward sale agreements and may in the future enter into additional forward sale agreements, including under our ATM common stock offering program, that subject us to certain risks. The future issuance of any shares of common stock upon settlement of any forward sale agreement will result in dilution to our earnings per share, return on equity, and dividends per share. The purchase of common stock in connection with the unwinding of the forward purchaser’s hedge position could cause our stock price to increase (or prevent a decrease) over such time, thereby increasing the amount of cash we would owe (or decreasing the amount of cash owed to us) upon a cash settlement. In addition, pursuant to each forward sale agreement, the relevant forward purchaser will have the right to accelerate the settlement of the forward sale agreement in connection with certain specified events. In such cases, we could be required to settle that particular forward sale agreement and issue common stock irrespective of our capital needs.

Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract” as defined in the Code. However, because it is not clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment is uncertain. In the event that we recognize a significant gain from a forward sale agreement, we may not be able to satisfy the gross income requirements applicable to REITs under the Code, may not be able to rely upon certain relief provisions and could lose our REIT status under the Code. Even if relief provisions apply, we would be subject to a tax based on the amount of non-qualifying income.

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

In addition, our investments could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances, such as the conflict between Russia and Ukraine and its impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, this war has, and may continue to, exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments. As military conflicts and related economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events.

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

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In addition, in connection with any development, redevelopment or renovation project, we may be harmed by potential changes to the supply chain or stricter energy efficiency standards for industrial buildings. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for industrial space and our inability to operate our buildings. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy, building materials and snow removal at our properties. In addition, compliance with new laws or regulations relating to climate change, including “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting their financial condition and ability to meet their obligations and to lease or re-lease our properties.

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

We currently own and may acquire additional properties subject to ground leases, or leasehold interests in the land underlying the building. As lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration, or an earlier breach by us, of the ground lease. Our ground leases may also contain provisions that limit our ability to sell the property or require us to obtain the consent of the landlord in order to assign or transfer our rights and obligations under the ground lease in connection with a sale of the property, which could adversely impact the price realized from any such sale. We also own properties that benefit from payment in lieu of tax (“PILOT”) programs or similar programs through leasehold interests with the relevant municipality serving as lessor. While we have the right to purchase the fee interests in these properties for a nominal purchase price, in the event of such a conversion, any preferential tax treatment offered by the PILOT programs will be lost.

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

We may in the future selectively acquire, own and/or develop properties through partnerships, joint ventures or other co-investment entities with third parties when we deem such transactions are warranted by the circumstances. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity and would be subject to risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund required capital contributions. Partners may have economic or other business interests that are inconsistent with our objectives, take actions contrary to our policies, or have other conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. In addition, prior consent of the partner may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest. In addition, in certain circumstances, we may be liable for the actions of our third-party partners. Joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

Risks Related to Our Debt Financings

Our operating results and financial condition could be adversely affected if we are unable to make payments on our debt.

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

As of December 31, 2022, we had total outstanding debt of approximately $2.5 billion, including approximately $175.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the Term Secured Overnight Financing Rate (“Term SOFR”) would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

The phase-out of LIBOR and transition to Term SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

In advance of the cessation of LIBOR on June 30, 2023, we amended our unsecured credit facility and term loans to be based on one-month Term SOFR, and as of December 31, 2022, we had no LIBOR-based debt or financial contracts. Due to the broad use of LIBOR as a reference rate, the impact of this transition to Term SOFR could adversely affect our financing costs, including spread pricing on our unsecured credit facility, unsecured term loans and any other variable rate debt obligations, as well as our operations and cash flows. There is no guarantee that the transition from LIBOR to Term SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price. Whether or not Term SOFR attains market acceptance as a LIBOR replacement tool remains uncertain.

Our loan covenants could limit our flexibility and adversely affect our financial condition and ability to make distributions.

Our existing mortgage notes and unsecured loan agreements require us to comply with certain financial and other covenants, including loan-to-value, debt service coverage, leverage and fixed charge coverage ratios and, in the case of an event of default, limitations on distributions. In addition, our existing unsecured loan agreements contain, and future agreements may contain, cross-default provisions which are triggered in the event that other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any other debt that is in default. Future indebtedness may contain financial or other covenants more restrictive than those in our existing loan agreements.

We are a holding company and conduct substantially all of our business through our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay dividends and meet our debt service and other obligations. The ability of our Operating Partnership to make distributions to us depends on the operating results of our Operating Partnership and the terms of any loans that encumber our properties. Such loans may contain lock box arrangements, reserve requirements, financial covenants, and other provisions that restrict the distribution of funds in the event of a default.

If debt is unavailable at reasonable rates, we may not be able to finance acquisitions or refinance our existing debt.

If debt is unavailable at reasonable rates, we may not be able to finance acquisitions or refinance existing debt when the loans come due on favorable terms, or at all. Most of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a payment at maturity is uncertain and, in the event that we do not have sufficient funds, we will need to refinance this debt. If interest rates are higher when we refinance such debt, our net income, cash flow, and, consequently, our cash available for distribution to stockholders could be reduced. If the credit environment is constrained at the time a payment is due, we may not be able to refinance the existing debt on acceptable terms and may be forced to choose from a number of unfavorable options, including accepting unfavorable financing terms, selling properties on disadvantageous terms or defaulting and permitting the lender to foreclose.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

Our various derivative financial instruments involve certain risks, such as the risk that the counterparties fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that a court rules that such agreements are not legally enforceable. In addition, the nature, timing and costs of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. We cannot assure you that our hedging strategies and derivative financial instruments will adequately offset the risk of interest rate volatility or that such instruments will not result in losses that may adversely impact our financial condition.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of our debt. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would incur greater borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our unsecured credit facility and other debt instruments. Adverse changes in our credit ratings could harm our capital market activities, ability to manage debt maturities, future growth and acquisition activity.

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

Federal income taxation rules are constantly under review by the IRS, the U.S. Department of the Treasury and persons involved in the legislative process. Changes to tax laws, with or without retroactive application, through new legislation,

Treasury Regulations, administrative interpretations or court decisions could adversely affect us or our stockholders, including by negatively affecting our ability to qualify as a REIT or the federal income tax consequences of such qualification, or reducing the relative attractiveness of an investment in a REIT compared to a corporation not qualified as a REIT. We cannot predict the long-term effect of future law changes on us or our stockholders.

Other General Risks

We face risks associated with system failures through security breaches or cyber-attacks, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, cyber-attacks, and other significant disruptions of our IT networks and related systems. The risk of a security breach, cyber-attack or disruption has increased as the number, intensity and sophistication of attempted attacks from around the world have increased. There can be no assurance that our security measures taken to manage the risk of a security breach, cyber-attack or disruption will be effective or that attempted security breaches, cyber-attacks or disruptions would not be successful or damaging. Any failure of our IT networks and related systems could (i) disrupt the proper functioning of our networks and systems, (ii) result in misstated financial reports, violations of loan covenants or missed reporting deadlines, (iii) disrupt our inability to monitor our compliance with REIT requirements, (iv) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, (v) require significant management attention and resources to remedy any damages that result, (vi) subject us to claims for breach of contract or failure to safeguard personal information or termination of leases or other agreements, or (vii) damage our reputation among our tenants and investors generally.

We depend on key personnel; the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements should any members of the management team leave is dependent on the competitive nature of the employment market. Each executive officer may terminate his employment at any time and, under certain conditions, may receive cash severance, immediate vesting of equity awards and other benefits and may not be restricted from competing with us after their departure. The loss of services from key members of the management team or a limitation in their availability could be negatively perceived in the capital markets and may adversely impact our operating results, financial condition and cash flows. As of December 31, 2022, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel. We also believe that, as we expand, our future success will depend upon our ability to hire and retain highly skilled managerial, investment, financing, operational, and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

An increased focus on metrics and reporting related to corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders are focused on a variety of ESG matters and refer to rating systems developed by third party groups to compare companies. We do not participate, or may not score well, in some of these rating systems. Further, the criteria used in these rating systems change frequently, and our scores may drop as the criteria changes. We supplement our participation in these ratings systems with public disclosures regarding our ESG activities, but investors and other stakeholders may look for specific disclosures that we do not provide. Our failure to engage in certain ESG initiatives, to provide certain ESG disclosures or to participate, or score well, in certain ratings systems could result in reputational harm and could cause certain investors to be unwilling to invest in our stock, which could impair our ability to raise capital.

Our compensation plans may not be tied to or correspond with our improved financial results or the market prices for our securities, which may adversely affect us.

The compensation committee of our board of directors is responsible for overseeing our executive compensation plans. The compensation committee has significant discretion in structuring these compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at the Company or the market prices for our securities.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
As of December 31, 2022, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama	Birmingham	4	Warehouse / Distribution	362,916
	Montgomery	1	Warehouse / Distribution	332,000
	Moody	1	Warehouse / Distribution	595,346
	Phenix City	1	Warehouse / Distribution	117,568

Arkansas	Bryant	1	Warehouse / Distribution	300,160
	Rogers	1	Warehouse / Distribution	400,000

Arizona	Avondale	1	Warehouse / Distribution	186,643
	Chandler	1	Light Manufacturing	104,352
	Gilbert	1	Warehouse / Distribution	41,504
	Mesa	1	Light Manufacturing	71,030
	Tucson	1	Warehouse / Distribution	129,047

California	Fresno	1	Warehouse / Distribution	232,072
	Hollister	1	Warehouse / Distribution	175,325
	Lodi	1	Warehouse / Distribution	400,340
	McClellan	1	Warehouse / Distribution	160,534
	Morgan Hill	2	Light Manufacturing	107,126
	Rancho Cordova	2	Warehouse / Distribution	106,718
	Roseville	1	Warehouse / Distribution	114,597
	Sacramento	6	Warehouse / Distribution	749,709
	Sacramento	1	Light Manufacturing	130,000
	San Diego	1	Warehouse / Distribution	205,440
	Stockton	3	Warehouse / Distribution	263,716

Colorado	Grand Junction	1	Warehouse / Distribution	82,800
	Johnstown	1	Warehouse / Distribution	132,194
	Longmont	1	Light Manufacturing	64,750
	Loveland	2	Warehouse / Distribution	195,674

Connecticut	Avon	1	Light Manufacturing	78,400
	East Windsor	2	Warehouse / Distribution	271,111
	Milford	2	Warehouse / Distribution	367,700
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000

Delaware	New Castle	1	Warehouse / Distribution	485,987

Florida	Daytona Beach	1	Light Manufacturing	142,857
	Fort Myers	1	Warehouse / Distribution	260,620
	Jacksonville	5	Warehouse / Distribution	1,256,750
	Lake Worth	2	Warehouse / Distribution	157,758
	Lake Worth	1	Light Manufacturing	42,158
	Lakeland	1	Warehouse / Distribution	215,280
	Ocala	1	Warehouse / Distribution	619,466
	Orlando	1	Warehouse / Distribution	155,000
	Orlando	1	Light Manufacturing	215,900
	Tampa	1	Warehouse / Distribution	78,560
	West Palm Beach	1	Light Manufacturing	112,353

Georgia	Atlanta	1	Warehouse / Distribution	159,048
	Augusta	1	Warehouse / Distribution	203,726
	Buford	1	Warehouse / Distribution	103,720

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	1	Warehouse / Distribution	373,900
	Lithonia	1	Warehouse / Distribution	210,858
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,300
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,692
	Stone Mountain	1	Warehouse / Distribution	78,000

Iowa	Ankeny	2	Warehouse / Distribution	400,968
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	2	Warehouse / Distribution	301,381
	Marion	1	Warehouse / Distribution	95,500

Idaho	Idaho Falls	1	Warehouse / Distribution	78,690

Illinois	Bartlett	1	Warehouse / Distribution	207,575
	Batavia	2	Warehouse / Distribution	204,642
	Batavia	1	Light Manufacturing	56,676
	Belvidere	7	Warehouse / Distribution	1,169,222
	Cary	1	Warehouse / Distribution	79,049
	Crystal Lake	4	Warehouse / Distribution	506,096
	DeKalb	1	Warehouse / Distribution	146,740
	Elgin	2	Warehouse / Distribution	383,856
	Elgin	1	Light Manufacturing	41,007
	Elmhurst	1	Warehouse / Distribution	72,499
	Gurnee	1	Warehouse / Distribution	338,740
	Harvard	1	Light Manufacturing	126,304
	Hodgkins	2	Warehouse / Distribution	518,109
	Itasca	3	Warehouse / Distribution	311,355
	Lisle	1	Light Manufacturing	105,925
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Saint Charles	2	Light Manufacturing	217,491
	Sauk Village	1	Warehouse / Distribution	375,785
	Schaumburg	1	Warehouse / Distribution	67,817
	Vernon Hills	1	Warehouse / Distribution	95,486
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	1	Warehouse / Distribution	249,470
	West Chicago	5	Light Manufacturing	305,874
	West Dundee	1	Warehouse / Distribution	154,475
	Wood Dale	1	Light Manufacturing	137,607
	Woodstock	1	Light Manufacturing	129,803

Indiana	Albion	2	Light Manufacturing	96,778
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	1	Warehouse / Distribution	154,440
	Indianapolis	1	Warehouse / Distribution	78,600
	Jeffersonville	1	Warehouse / Distribution	563,032
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	3	Warehouse / Distribution	2,230,323
	Marion	1	Warehouse / Distribution	249,920
	Portage	2	Warehouse / Distribution	786,249
	South Bend	1	Warehouse / Distribution	225,000
	Yoder	1	Warehouse / Distribution	764,177

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Kansas	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	3	Warehouse / Distribution	581,059
	Olathe	2	Warehouse / Distribution	725,839
	Wichita	3	Warehouse / Distribution	248,550

Kentucky	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	2	Warehouse / Distribution	641,136
	Hebron	1	Warehouse / Distribution	109,000
	Louisville	2	Warehouse / Distribution	499,217

Louisiana	Baton Rouge	3	Warehouse / Distribution	532,036
	Shreveport	1	Warehouse / Distribution	420,259

Massachusetts	Chicopee	1	Warehouse / Distribution	217,000
	Hudson	1	Light Manufacturing	128,000
	Malden	2	Light Manufacturing	109,943
	Middleborough	1	Light Manufacturing	80,100
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Sterling	1	Warehouse / Distribution	119,056
	Stoughton	2	Warehouse / Distribution	258,213
	Westborough	1	Warehouse / Distribution	121,700

Maryland	Elkridge	1	Warehouse / Distribution	167,223
	Hagerstown	3	Warehouse / Distribution	1,424,620
	Hampstead	1	Warehouse / Distribution	1,035,249
	Hunt Valley	1	Warehouse / Distribution	46,851
	White Marsh	1	Warehouse / Distribution	103,564

Maine	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000
	Lewiston	1	Flex Office	60,000
	Portland	1	Warehouse / Distribution	100,600

Michigan	Belleville	1	Light Manufacturing	160,464
	Canton	1	Warehouse / Distribution	491,049
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	4	Warehouse / Distribution	656,262
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	2	Warehouse / Distribution	370,020
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	138,912
	Romulus	1	Warehouse / Distribution	303,760
	Romulus	1	Light Manufacturing	274,500
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	4	Warehouse / Distribution	981,540
	Wixom	1	Warehouse / Distribution	126,720
	Zeeland	1	Warehouse / Distribution	230,200

Minnesota	Blaine	1	Warehouse / Distribution	248,816
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720
	Carlos	1	Light Manufacturing	196,270

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Eagan	1	Warehouse / Distribution	276,550
	Inver Grove Heigh	1	Warehouse / Distribution	80,655
	Maple Grove	2	Warehouse / Distribution	207,875
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348
	Newport	1	Warehouse / Distribution	83,000
	Oakdale	2	Warehouse / Distribution	210,044
	Plymouth	3	Warehouse / Distribution	357,085
	Savage	1	Warehouse / Distribution	244,050
	Shakopee	1	Warehouse / Distribution	160,000
	Shakopee	1	Light Manufacturing	136,589
	South Saint Paul	1	Warehouse / Distribution	422,727
	St. Paul	1	Warehouse / Distribution	316,636

Missouri	Berkeley	1	Warehouse / Distribution	121,223
	Earth City	1	Warehouse / Distribution	116,783
	Fenton	1	Warehouse / Distribution	127,464
	Hazelwood	1	Warehouse / Distribution	305,550
	Kansas City	1	Warehouse / Distribution	702,000
	O’Fallon	2	Warehouse / Distribution	186,854

Mississippi	Southaven	1	Warehouse / Distribution	556,600

North Carolina	Catawba	1	Warehouse / Distribution	137,785
	Charlotte	3	Warehouse / Distribution	243,880
	Durham	1	Warehouse / Distribution	80,600
	Garner	1	Warehouse / Distribution	150,000
	Greensboro	1	Warehouse / Distribution	128,287
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mocksville	1	Warehouse / Distribution	129,600
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000

Nebraska	Bellevue	1	Warehouse / Distribution	370,000
	La Vista	1	Warehouse / Distribution	178,368
	Omaha	5	Warehouse / Distribution	465,468

New Hampshire	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391

New Jersey	Branchburg	1	Warehouse / Distribution	113,973
	Burlington	2	Warehouse / Distribution	756,990
	Franklin Township	1	Warehouse / Distribution	183,000
	Lumberton	1	Light Manufacturing	120,000
	Moorestown	2	Warehouse / Distribution	187,569
	Mt. Laurel	1	Warehouse / Distribution	112,294
	Pedricktown	1	Warehouse / Distribution	245,749
	Swedesboro	1	Warehouse / Distribution	123,962
	Westampton	1	Warehouse / Distribution	128,959

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
New Mexico	Santa Teresa	1	Warehouse / Distribution	92,325

Nevada	Fernley	1	Light Manufacturing	183,435
	Las Vegas	1	Warehouse / Distribution	34,916
	Las Vegas	1	Light Manufacturing	122,472
	Paradise	2	Light Manufacturing	80,422
	Reno	1	Light Manufacturing	87,264
	Sparks	1	Warehouse / Distribution	161,986

New York	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Johnstown	2	Warehouse / Distribution	117,102
	Johnstown	1	Light Manufacturing	42,325
	Rochester	2	Warehouse / Distribution	252,860
	Ronkonkoma	1	Warehouse / Distribution	64,224

Ohio	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	176,930
	Canal Winchester	2	Warehouse / Distribution	814,265
	Columbus	4	Warehouse / Distribution	1,486,450
	Dayton	1	Warehouse / Distribution	205,761
	Etna	1	Warehouse / Distribution	1,232,149
	Fairborn	1	Warehouse / Distribution	259,369
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	2	Warehouse / Distribution	338,297
	Maple Heights	1	Warehouse / Distribution	170,000
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	517,150
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	1	Warehouse / Distribution	75,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	2	Warehouse / Distribution	341,561
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	2	Warehouse / Distribution	426,974
	West Chester	1	Warehouse / Distribution	269,868
	West Jefferson	1	Warehouse / Distribution	857,390

Oklahoma	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	2	Warehouse / Distribution	309,600

Oregon	Salem	2	Light Manufacturing	155,900
	Wilsonville	1	Warehouse / Distribution	78,000

Pennsylvania	Allentown	1	Warehouse / Distribution	292,092
	Burgettstown	1	Warehouse / Distribution	455,000
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	7	Warehouse / Distribution	1,531,972
	Croydon	1	Warehouse / Distribution	101,869
	Elizabethtown	1	Warehouse / Distribution	206,236
	Export	1	Warehouse / Distribution	138,270
	Hazleton	1	Warehouse / Distribution	589,580
	Imperial	1	Warehouse / Distribution	315,634
	Lancaster	1	Warehouse / Distribution	240,528
	Langhorne	2	Warehouse / Distribution	180,000
	Langhorne	2	Light Manufacturing	287,647

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	3	Warehouse / Distribution	747,054
	Muhlenberg Township	1	Warehouse / Distribution	392,107
	New Galilee	1	Warehouse / Distribution	410,389
	New Kensington	1	Warehouse / Distribution	200,500
	New Kingstown	1	Warehouse / Distribution	330,000
	O’Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	York	5	Warehouse / Distribution	1,306,834

South Carolina	Columbia	1	Light Manufacturing	185,600
	Duncan	3	Warehouse / Distribution	996,841
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	2	Warehouse / Distribution	442,472
	Fountain Inn	1	Light Manufacturing	203,888
	Gaffney	1	Warehouse / Distribution	226,968
	Goose Creek	1	Warehouse / Distribution	500,355
	Greenwood	2	Light Manufacturing	175,055
	Greer	7	Warehouse / Distribution	877,645
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	7	Warehouse / Distribution	1,387,556
	Rock Hill	3	Warehouse / Distribution	720,120
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	9	Warehouse / Distribution	1,802,623
	Summerville	1	Warehouse / Distribution	88,583
	West Columbia	6	Warehouse / Distribution	1,163,822
	West Columbia	1	Light Manufacturing	464,206

Tennessee	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	216,902
	Knoxville	2	Warehouse / Distribution	335,550
	Knoxville	1	Light Manufacturing	106,000
	Lebanon	2	Warehouse / Distribution	407,552
	Loudon	1	Warehouse / Distribution	104,074
	Madison	1	Warehouse / Distribution	418,406
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	130,560
	Memphis	2	Warehouse / Distribution	1,331,075
	Murfreesboro	2	Warehouse / Distribution	212,312
	Nashville	1	Warehouse / Distribution	154,485
	Vonore	1	Warehouse / Distribution	342,700

Texas	Arlington	2	Warehouse / Distribution	290,324
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	12	Warehouse / Distribution	2,413,234
	Garland	1	Light Manufacturing	253,900
	Grapevine	2	Warehouse / Distribution	202,140
	Houston	8	Warehouse / Distribution	999,124
	Houston	3	Light Manufacturing	597,935
	Humble	1	Warehouse / Distribution	289,200
	Katy	2	Warehouse / Distribution	244,903
	Laredo	2	Warehouse / Distribution	462,658
	McAllen	1	Warehouse / Distribution	301,200
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Waco	1	Warehouse / Distribution	66,400

Utah	Provo	1	Warehouse / Distribution	177,071

Virginia	Chester	1	Warehouse / Distribution	100,000
	Fredericksburg	1	Warehouse / Distribution	140,555
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
	N. Chesterfield	1	Warehouse / Distribution	109,520
	Norfolk	1	Warehouse / Distribution	102,512
	Richmond	1	Light Manufacturing	78,128

Washington	Ridgefield	1	Warehouse / Distribution	141,400

Wisconsin	Appleton	1	Warehouse / Distribution	152,000
	Caledonia	1	Light Manufacturing	53,680
	Cudahy	1	Warehouse / Distribution	128,000
	De Pere	1	Warehouse / Distribution	200,000
	DeForest	1	Warehouse / Distribution	262,521
	Delavan	2	Light Manufacturing	146,400
	East Troy	1	Warehouse / Distribution	149,624
	Elkhorn	1	Warehouse / Distribution	111,000
	Elkhorn	1	Light Manufacturing	78,540
	Franklin	1	Warehouse / Distribution	156,482
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Hudson	1	Warehouse / Distribution	139,875
	Janesville	1	Warehouse / Distribution	700,000
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	Mukwonago	1	Warehouse / Distribution	157,438
	Muskego	1	Warehouse / Distribution	81,230
	New Berlin	3	Warehouse / Distribution	590,663
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Warehouse / Distribution	291,599
	Pleasant Prairie	1	Light Manufacturing	105,637
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	243,478
	Yorkville	1	Warehouse / Distribution	98,151
	Total	562		111,723,436

Not reflected in the table above are three buildings under development.

As of December 31, 2022, two of our 562 buildings were encumbered by mortgage indebtedness totaling approximately $8.0 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums or discounts). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2022.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.7%
Philadelphia, PA	7.2%
Greenville/Spartanburg, SC	5.5%
Milwaukee/Madison, WI	4.3%
Detroit, MI	4.2%
Pittsburgh, PA	4.1%
Columbus, OH	4.0%
Minneapolis/St Paul, MN	3.7%
Houston, TX	2.8%
Charlotte, NC	2.5%
West Michigan, MI	2.5%
El Paso, TX	2.5%
Indianapolis, IN	1.9%
Cleveland, OH	1.9%
Boston, MA	1.8%
Kansas City, MO	1.7%
Washington, DC	1.7%
Columbia, SC	1.6%
Westchester/So Connecticut, CT/NY	1.5%
Cincinnati/Dayton, OH	1.5%
Total	64.6%
(1) As defined by CoStar Realty Information, Inc.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2022.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.9%
Containers & Packaging	8.2%
Auto Components	7.3%
Commercial Services & Supplies	5.4%
Machinery	5.3%
Trading Companies & Distribution (Industrial Goods)	5.2%
Internet & Direct Market Retail	4.8%
Household Durables	4.4%
Distributors (Consumer Goods)	4.3%
Food & Staples Retailing	3.4%
Media	3.3%
Building Products	3.1%
Specialty Retail	2.8%
Food Products	2.3%
Chemicals	2.2%
Electronic Equip, Instruments	2.2%
Road & Rail	2.1%
Beverages	2.0%
Textiles, Apparel, Luxury Goods	1.9%
Health Care Equipment & Supplies	1.8%
Total	82.9%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2022.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	3.0%
Eastern Metal Supply, Inc.	5	0.9%
American Tire Distributors, Inc.	7	0.9%
Tempur Sealy International, Inc.	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Lippert Component Manufacturing	5	0.8%
Kenco Logistic Services, LLC	3	0.8%
FedEx Corporation	3	0.8%
Penguin Random House, LLC	1	0.7%
WestRock Company	7	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
Yanfeng US Automotive Interior	2	0.7%
DHL Supply Chain	4	0.7%
AFL Telecommunications LLC	2	0.7%
Carolina Beverage Group	3	0.7%
LKQ Corporation	4	0.7%
Berlin Packaging L.L.C.	4	0.6%
Iron Mountain Information Management	5	0.6%
Ford Motor Company	1	0.6%
Total	70	16.9%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2022, our Weighted Average Lease Term was approximately 4.7 years. The following table summarizes lease expirations for leases in place as of December 31, 2022, plus available space, for each of the ten calendar years beginning with 2023 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	1,667,523	—	$—	—
Month-to-month leases	1	29,892	—%	343	0.1%
2023	71	8,912,511	8.1%	41,436	7.7%
2024	100	13,373,950	12.2%	63,798	11.8%
2025	102	14,316,715	13.0%	65,502	12.1%
2026	121	18,106,957	16.5%	87,444	16.2%
2027	95	14,196,659	12.9%	71,200	13.2%
2028	62	8,846,726	8.0%	41,801	7.7%
2029	47	7,977,761	7.3%	39,201	7.3%
2030	29	4,110,740	3.7%	23,014	4.3%
2031	41	7,312,872	6.6%	35,034	6.5%
2032	18	2,542,575	2.3%	17,608	3.3%
Thereafter	36	10,328,555	9.4%	52,770	9.8%
Total/weighted average	723	111,723,436	100.0%	$539,151	100.0%

Item 3.  Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 13, 2023, we had 73 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2022, the Operating Partnership issued 33,494 common units upon exchange of outstanding LTIP units issued pursuant to the 2011 Plan. Subject to certain restrictions, common units may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended December 31, 2022, we issued 33,494 shares of common stock upon redemption of 33,494 common units held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All issuances of unregistered securities during the three months ended December 31, 2022, if any, have previously been disclosed in filings with the SEC.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2017 to December 31, 2022 and assumes that $100 was invested in our common stock and in each index on December 31, 2017 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2017 with dividends reinvested

$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$212.26
$191.58
$158.79
$148.85
$156.88
$149.23
$128.08
$125.72
$133.44
$119.87
$120.09
$110.99
$95.62
$96.17
$95.43
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For the definitions of certain terms used in the following discussion, refer to Item 1, “Business - Certain Definitions” included elsewhere in this report..

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

We are organized and conduct our operations to maintain our qualification as a REIT under Sections 856 through 860 of the Code, and generally are not subject to federal income tax to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT. We remain subject to state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

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

On July 1, 2022, our board of directors appointed William R. Crooker to the role of Chief Executive Officer of the Company, in addition to his role as President, effective July 1, 2022. In addition, on June 29, 2022, our board of directors increased the size of the board from nine to 10 members and appointed Mr. Crooker to the board and the investment committee of the board, effective as of July 1, 2022, subject to re-election at the 2023 Annual Meeting of Stockholders. As Chief Executive Officer, Mr. Crooker leads and manages our business, executes the strategies developed by management and the board and serves as the chief spokesperson to our employees, stockholders and business counterparties. In addition, in connection with Mr. Crooker’s promotion, our board of directors appointed Benjamin S. Butcher as Executive Chair of the Company. As Executive Chair, Mr. Butcher manages the business of the board, regularly consults with Mr. Crooker on key corporate matters and serves as a liaison between the board and the management team.

As of December 31, 2022, we owned 562 buildings in 41 states with approximately 111.7 million rentable square feet, consisting of 484 warehouse/distribution buildings, 74 light manufacturing buildings, one flex/office building, and three Value Add Portfolio buildings. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant.

As of December 31, 2022, our buildings were approximately 98.5% leased, with no single tenant accounting for more than approximately 3.0% of our total annualized base rental revenue and no single industry accounting for more than approximately 10.9% of our total annualized base rental revenue.

We own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2022, we owned approximately 97.9% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 2.1%.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

Our business is affected by the uncertainty regarding the current high inflationary, rising interest rate environment, and geopolitical tensions in Europe. These factors are key drivers of recent financial market volatility, continued supply chain bottlenecks, and growing concerns of a global recession. In the first two quarters of 2022, U.S. GDP declined 1.6% and 0.6% respectively before posting a gain of 3.5% in the third quarter of 2022. Labor conditions remained strong with a 3.7% unemployment rate as of December 2022. Going forward, the general consensus among economists is to expect an elevated risk of recession over the near term. While the macro-economic conditions continue to evolve and could result in weakening tenant cash flows and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand.

Over the course of the COVID-19 pandemic, the U.S. federal and state governments, as well as the Federal Reserve, responded to the profoundly uncertain outlook with a series of fiscal and monetary policies to ease the economic burden of COVID-19 closures on businesses and individuals. In 2022, given the historically high inflation levels and strong employment reports, the Federal Reserve shifted away from an expansionary monetary policy. In February 2023, the Federal Reserve raised interest rates 25 basis points to a range between 4.5% to 4.75%. Since March 2022, the Federal Reserve has raised the Fed Funds Rate by 450 basis points and started shrinking its balance sheet. The Federal Reserve indicates monetary policy will continue tightening with higher interest rates and a shrinking of Federal Reserve balance sheet until inflation measures approach its long-term target.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including our minimal floating rate debt exposure (taking into account our hedging activities), strong liquidity, and access to capital, and the fact that many of our competitors for acquisitions tend to be smaller local and regional investors who may be more heavily impacted by rising interest rates and lack of available of capital.

Due to the COVID-19 pandemic, geopolitical uncertainty, and recent legislative bills supporting U.S. infrastructure, we expect acceleration in a number of industrial specific trends to support stronger long-term demand, including:

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. The COVID-19 pandemic has caused both positive and negative impacts at varying levels across different industries and geographies. Ultimately, the acceleration in e-commerce, actions taken by federal and state governments and the Federal Reserve in response to the pandemic, and the growing desire for greater supply chain resilience has helped industrial space demand remain relatively strong going into 2023. The weakening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.
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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2022. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Year ended December 31, 2022
New Leases	4,376,929	$5.34	$5.67	$2.73	18.6%	31.2%	5.9	$0.58
Renewal Leases	7,795,545	$4.84	$5.10	$1.09	11.8%	20.5%	4.7	$0.12
Total/weighted average	12,172,474	$5.02	$5.30	$1.69	14.3%	24.3%	5.1	$0.28
(1)“Total Costs” means the costs for improvements of vacant and renewal spaces, as well as the contingent-based legal fees and commissions for leasing transactions. Total Costs per square foot represent the total costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.
(2)Represents the total rental concessions for the entire lease term.

Additionally, for the year ended December 31, 2022, leases related to the Value Add Portfolio and first generation leasing, with a total of 1,069,650 square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.7% of our total annualized base rental revenue will expire during the period from January 1, 2023 to December 31, 2023, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period January 1, 2023 to December 31, 2023, thereby resulting in an increase in revenue from the same space.

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

The purchase price allocated to deferred leasing intangible assets are included in rental property, net on the accompanying Consolidated Balance Sheets, and the purchase price allocated to deferred leasing intangible liabilities are included in deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets under the liabilities section.

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

Leases

For leases in which we are the lessee, we recognize a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining operating right-of-use asset and lease liability for our operating leases, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. We utilize a market-based approach to estimate the incremental borrowing rate for each individual lease. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, the estimate of this rate requires significant judgment, and consider factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill as of December 31, 2022.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2020. On December 31, 2022, we owned 455 industrial buildings consisting of approximately 91.9 million square feet, which represents approximately 82.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 1.3% to 99.1% as of December 31, 2022 compared to 97.8% as of December 31, 2021.

Discussions of selected operating information for our same store portfolio and our total portfolio for the comparison of the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2022 and 2021 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2022 and 2021 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value

Add Portfolio to the Operating Portfolio after December 31, 2020 and our flex/office buildings, Value Add Portfolio, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2022	2021	$	%	2022	2021	2022	2021	2022	2021	$	%
Revenue
Operating revenue
Rental income	$526,819	$508,810	$18,009	3.5%	$102,758	$38,162	$24,800	$12,460	$654,377	$559,432	$94,945	17.0%
Other income	370	517	(147)	(28.4)%	236	70	2,362	2,140	2,968	2,727	241	8.8%
Total operating revenue	527,189	509,327	17,862	3.5%	102,994	38,232	27,162	14,600	657,345	562,159	95,186	16.9%
Expenses
Property	100,674	97,501	3,173	3.3%	19,732	8,419	5,295	2,066	125,701	107,986	17,715	16.4%
Net operating income(1)	$426,515	$411,826	$14,689	3.6%	$83,262	$29,813	$21,867	$12,534	531,644	454,173	77,471	17.1%
Other expenses
General and administrative									46,958	48,629	(1,671)	(3.4)%
Depreciation and amortization									275,040	238,699	36,341	15.2%
Loss on impairments									1,783	—	1,783	100.0%
Other expenses									4,363	2,878	1,485	51.6%
Total other expenses									328,144	290,206	37,938	13.1%
Total expenses									453,845	398,192	55,653	14.0%
Other income (expense)
Interest and other income									103	121	(18)	(14.9)%
Interest expense									(78,018)	(63,484)	(14,534)	22.9%
Debt extinguishment and modification expenses									(838)	(2,152)	1,314	(61.1)%
Gain on the sales of rental property, net									57,487	97,980	(40,493)	(41.3)%
Total other income (expense)									(21,266)	32,465	(53,731)	(165.5)%
Net income									$182,234	$196,432	$(14,198)	(7.2)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $14.2 million or 7.2% to approximately $182.2 million for the year ended December 31, 2022 compared to approximately $196.4 million for the year ended December 31, 2021.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $18.0 million or 3.5% to approximately $526.8 million for the year ended December 31, 2022 compared to approximately $508.8 million for the year ended December 31, 2021.

Same store lease income increased approximately $13.8 million or 3.3% to approximately $434.8 million for the year ended December 31, 2022 compared to approximately $421.0 million for the year ended December 31, 2021. Approximately $16.2 million of the increase was attributable to rental increases due to the execution of new leases and lease renewals with existing tenants and a net decrease in the amortization of net above market leases of approximately $0.4 million. The increase was also attributable to an increase in rental income of approximately $0.8 million at one property in which, during the year ended December 31, 2021, we determined that the future collectability of rental payments was not reasonably assured, and accordingly, we converted to the cash basis of accounting and reversed any accounts receivable and accrued rent balances into rental income and did not recognize revenue for payments that were not received from the tenant. The lease was subsequently terminated and replaced with a new tenant in September 2021, and during the year ended December 31, 2022, the former tenant repaid the rental amounts past due, both of which contributed to the increase in rental income during the year ended December 31, 2022 compared to the year ended December 31, 2021. These increases were partially offset by the reduction of base rent of approximately $3.6 million due to tenant vacancy.

Same store other billings increased approximately $4.2 million or 4.8% to approximately $92.0 million for the year ended December 31, 2022 compared to approximately $87.8 million for the year ended December 31, 2021. The increase was attributable to an increase of approximately $4.7 million related to other expense reimbursements which was primarily due to an increase in corresponding expenses. This increase was partially offset by a decrease in real estate taxes levied by taxing authorities of approximately $0.5 million.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased approximately $3.2 million or 3.3% to approximately $100.7 million for the year ended December 31, 2022 compared to approximately $97.5 million for the year ended December 31, 2021. This increase was due to increases in insurance, utility, repairs and maintenance, snow removal, and other expenses of approximately $0.6 million, $1.0 million, $0.8 million, $0.7 million, and $0.7 million, respectively. These increases were partially offset by a decrease in real estate tax expense of approximately $0.6 million due to a decrease in real estate taxes levied by taxing authorities.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2020, we acquired 90 buildings consisting of approximately 15.4 million square feet (excluding ten buildings that were included in the Value Add Portfolio at December 31, 2022 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2020), and sold 30 buildings consisting of approximately 4.4 million square feet and one land parcel. For the years ended December 31, 2022 and December 31, 2021, the buildings acquired after December 31, 2020 contributed approximately $80.9 million and $18.8 million to NOI, respectively. For the years ended

December 31, 2022 and December 31, 2021, the buildings sold after December 31, 2020 contributed approximately $2.4 million and $11.0 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $16.2 million and $9.1 million to NOI for the years ended December 31, 2022 and December 31, 2021, respectively. Additionally, there was approximately $5.7 million and $3.4 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2022 and December 31, 2021, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairments, and other expenses.

Total other expenses increased approximately $37.9 million or 13.1% for the year ended December 31, 2022 to approximately $328.1 million compared to approximately $290.2 million for the year ended December 31, 2021. This is primarily a result of an increase in depreciation and amortization of approximately $36.3 million as a result of net acquisitions that increased the depreciable asset base. Additionally, a loss on impairment of approximately $1.8 million was recognized for the year ended December 31, 2022, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the year ended December 31, 2021. Other expenses also increased approximately $1.5 million, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.1 million related to a terminated acquisition contract during the year ended December 31, 2022. These increases were partially offset by a decrease in general and administrative expenses of approximately $1.7 million which was primarily due to the severance costs of a former executive officer of approximately $2.1 million during the year ended December 31, 2021 that did not recur during the year ended December 31, 2022, as well as due to the adoption of the Vesting Program on January 7, 2021 and related acceleration of equity-based compensation expense for certain eligible employees that did not recur during the year ended December 31, 2022. These decreases in general and administrative expenses were offset by an increase in payroll costs.

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

Total net other income decreased approximately $53.7 million or 165.5% to approximately $21.3 million total other expense for the year ended December 31, 2022 compared to approximately $32.5 million total other income for the year ended December 31, 2021. This decrease is primarily the result of a decrease in gain on the sales of rental property, net of approximately $40.5 million. There was also an increase in interest expense of approximately $14.5 million which is primarily attributable to the issuance of $325.0 million and $400.0 million of unsecured notes on September 28, 2021 and June 28, 2022, respectively. Debt extinguishment and modification expenses also decreased approximately $1.3 million during the year ended December 31, 2022. The debt extinguishment and modification expenses during the year ended December 31, 2022 were related to the refinance of our unsecured term loans on July 26, 2022, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. The debt extinguishment and modification expenses during the year ended December 31, 2021 were primarily related to the refinance of our unsecured term loans on October 26, 2021, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2022	2021	2020
Net income	$182,234	$196,432	$206,795
Rental property depreciation and amortization	274,823	238,487	214,464
Loss on impairments	1,783	—	5,577
Gain on the sales of rental property, net	(57,487)	(97,980)	(135,733)
FFO	$401,353	$336,939	$291,103
Preferred stock dividends	—	(1,289)	(5,156)
Redemption of preferred stock	—	(2,582)	—
Amount allocated to restricted shares of common stock and unvested units	(558)	(838)	(756)
FFO attributable to common stockholders and unit holders	$400,795	$332,230	$285,191

Net Operating Income

We consider NOI to be an appropriate supplemental performance measure to net income (loss) because we believe it helps investors and management understand the core operations of our buildings. NOI is defined as rental income, which includes billings for common area maintenance, real estate taxes and insurance, less property expenses, real estate tax expense and insurance expense. NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2022	2021	2020
Net income	$182,234	$196,432	$206,795
General and administrative	46,958	48,629	40,072
Depreciation and amortization	275,040	238,699	214,738
Interest and other income	(103)	(121)	(446)
Interest expense	78,018	63,484	62,343
Loss on impairments	1,783	—	5,577
Gain on involuntary conversion	—	—	(2,157)
Debt extinguishment and modification expenses	838	2,152	834
Other expenses	4,363	2,878	2,029
Gain on the sales of rental property, net	(57,487)	(97,980)	(135,733)
Net operating income	$531,644	$454,173	$394,052

Cash Flows
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
The following table summarizes our cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2022	2021	$	%
Net cash provided by operating activities	$387,931	$336,154	$51,777	15.4%
Net cash used in investing activities	$447,524	$1,220,420	$(772,896)	(63.3)%
Net cash provided by financing activities	$63,186	$887,123	$(823,937)	(92.9)%

Net cash provided by operating activities increased approximately $51.8 million to approximately $387.9 million for the year ended December 31, 2022, compared to approximately $336.2 million for the year ended December 31, 2021. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2021, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2021 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $772.9 million to approximately $447.5 million for the year ended December 31, 2022, compared to approximately $1,220.4 million for the year ended December 31, 2021. The decrease was primarily attributable to the acquisition of 26 buildings during the year ended December 31, 2022 of approximately $472.6 million, compared to the acquisition of 74 buildings during the year ended December 31, 2021 of approximately $1,365.8 million. This decrease was also attributable to a decrease in proceeds from sales of rental property, net of approximately $52.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease in net cash used in investing activities was partially offset by an increase in cash paid for additions of land and building and improvements of approximately $72.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net cash provided by financing activities decreased approximately $823.9 million to approximately $63.2 million for the year ended December 31, 2022, compared to approximately $887.1 million for the year ended December 31, 2021. This decrease was primarily attributable to decrease in net proceeds received from the sale of common stock of approximately $652.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was also attributable to a net cash outflow of approximately $310.0 million from our unsecured credit facility and an increase of approximately $21.1 million in dividends paid during the year ended December 31, 2022 compared to the year ended December 31, 2021. Additionally, we paid in full a mortgage note in the amount of approximately $46.6 million during the year ended December 31, 2022 that did not occur during the year ended December 31, 2021, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. These decreases were partially offset by increases in the funding of unsecured term loans and unsecured notes in the amount of $50.0 million and $75.0 million, respectively, during the year ended December 31, 2022 compared to the year ended December 31, 2021. Additionally, the decrease was also partially offset by the redemption of preferred stock with an aggregate liquidation value of $75.0 million during the year ended December 31, 2021 that did not recur during the year ended December 31, 2022.

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

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our buildings, including interest expense, interest rate swap payments, scheduled principal payments on outstanding indebtedness, property acquisitions under contract, general and administrative expenses, and capital expenditures including development projects, tenant improvements and leasing commissions.

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

As of December 31, 2022, we had total immediate liquidity of approximately $847.3 million, comprised of $25.9 million of cash and cash equivalents and $821.4 million of immediate availability on our unsecured credit facility.

In addition, we require funds to pay dividends to holders of our common stock and common units in our Operating Partnership. Any future dividends on our common stock are declared in the sole discretion of our board of directors, subject to the distribution requirements to maintain our REIT status for federal income tax purposes, and may be reduced or stopped for any reason, including to use funds for other liquidity requirements.

On March 31, 2021, we redeemed all 3,000,000 issued and outstanding shares of 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends to, but excluding, the redemption date.

Indebtedness Outstanding
The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2022.

Loan	Principal Outstanding as of December 31, 2022 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$175,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	175,000

Unsecured term loans:
Unsecured Term Loan F	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.09%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.75%	January 25, 2028	i
Unsecured Term Loan I	187,500	2.89%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,560)
Total carrying value unsecured term loans, net	1,020,440

Unsecured notes:
Series F Unsecured Notes(5)	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,558)
Total carrying value unsecured notes, net	1,295,442

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,296	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,744	3.71%	October 1, 2039	ii
Total mortgage notes	8,040
Net unamortized fair market value discount	(137)
Total unamortized deferred financing fees and debt issuance costs	(5)
Total carrying value mortgage notes, net	7,898
Total / weighted average interest rate(6)	$2,498,780	3.39%
(1)Interest rate as of December 31, 2022. At December 31, 2022, the one-month Term Term SOFR was 4.35806%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans A, F, and G have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans H and I have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of December 31, 2022, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.04%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-month Term SOFR for the Unsecured Term Loan I will be swapped to a fixed rate of 2.66% effective January 4, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of our unsecured credit facility is $1.0 billion. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by us in our discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension, (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date, and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. We are required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
(5)Subsequent to December 31, 2022, on January 5, 2023, the Series F Unsecured Notes were repaid in full. See below for additional details.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

On October 3, 2022, we achieved a 2022 public disclosure assessment score of “A” from the Global Real Estate Sustainability Benchmark (GRESB). The improved score triggered a sustainability-related interest rate adjustment for our unsecured credit facility and the Unsecured Term Loan A, the Unsecured Term Loan F, and the Unsecured Term Loan G. The 0.02% interest rate reduction for each instrument became effective on October 17, 2022 and will end on June 29, 2024, in accordance with the respective loan agreements.

The following table summarizes our debt capital structure as of December 31, 2022.

Debt Capital Structure	December 31, 2022
Total principal outstanding (in thousands)	$2,508,040
Weighted average duration (years)	5.2
% Secured debt	0.3%
% Debt maturing next 12 months	4.1%
Net Debt to Real Estate Cost Basis(1)	36.0%
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

Unsecured Credit Facility

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

The aggregate undrawn nominal commitments on our unsecured credit facility as of December 31, 2022 was approximately $821.4 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Unsecured Term Loans

On September 1, 2022, we entered into separate amended and restated term loan agreements for the Unsecured Term Loan A, the Unsecured Term Loan F, and the Unsecured Term Loan G (the “Amended and Restated Unsecured Term Loans”), to provide that borrowings under the Amended and Restated Unsecured Term Loans bear a current annual interest rate of one-month Term SOFR, plus an adjustment of 0.10% and a spread of 0.85%, based on our debt rating and leverage ratio (as defined in the applicable loan agreement). Other than the interest rate provisions described above, the material terms of the Amended and Restated Unsecured Term Loans, including the maturity dates, remain unchanged.

On July 26, 2022, we entered into (i) a term loan agreement with Wells Fargo Bank, National Association and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan H”), and (ii) a term loan agreement with Bank of America, N.A. and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan I”). Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month Term SOFR, plus a 0.10% adjustment and a spread of 0.85% based on our debt rating and leverage ratio (as defined in the applicable loan agreement), and matures on January 25, 2028. We used a portion of the borrowings under the new unsecured term loans to repay in full the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E.

Unsecured Notes

Subsequent to December 31, 2022, on January 5, 2023, we redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series F Unsecured Notes with a fixed interest rate of 3.98%.

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

Mortgage Notes

On September 1, 2022, we repaid in full the mortgage note associated with the Wells Fargo Bank, National Association CMBS Loan.

Unsecured Indebtedness – Financial Covenants and Other Terms
The unsecured credit facility provides for a facility fee payable by us to the lenders at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement, of the aggregate commitments (currently $1.0 billion). The facility fee is due and payable quarterly.
Financial Covenants: Our ability to borrow, maintain borrowings and avoid default under our unsecured credit facility, unsecured term loans, and unsecured notes is subject to our ongoing compliance with a number of financial covenants, including:
•a maximum consolidated leverage ratio of not greater than 0.60:1.00;
•a maximum secured leverage ratio of not greater than 0.40:1.00;
•a maximum unencumbered leverage ratio of not greater than 0.60:1.00;
•a minimum fixed charge ratio of not less than or equal to 1.50:1.00;
•a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00; and
•with respect to our unsecured notes, a minimum interest coverage ratio of not less than 1.50:1.00.

As of December 31, 2022, we were in compliance with the applicable financial covenants.

Pursuant to the terms of our unsecured debt agreements, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT if a default or event of default occurs and is continuing.

Pursuant to the terms of our unsecured loan agreements, if a default or event of default occurs and is continuing, we may not pay distributions that exceed the minimum amount required for us to qualify and maintain our status as a REIT.

Events of Default: Our unsecured credit facility and unsecured term loans contain customary events of default, including, but not limited to, non-payment of principal, interest, fees or other amounts, defaults in the compliance with the financial and other covenants contained in the applicable loan agreement, cross-defaults to other material debt, and bankruptcy or other insolvency events.

Borrower and Guarantors: Our Operating Partnership is the borrower under our unsecured credit facility and unsecured term loans and the issuer of the unsecured notes. The Company and certain of its subsidiaries guarantee the obligations under our unsecured loan agreements.

Supplemental Guarantor Information

We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including debt securities of our Operating Partnership that are guaranteed by the

Company. Any such guarantees issued by the Company will be full, irrevocable, unconditional, and absolute joint and several guarantees to the holders of each series of such outstanding guaranteed debt securities. Pursuant to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, we have not presented separate consolidated financial statements of our Operating Partnership. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have not presented summarized financial information for our Operating Partnership because the assets, liabilities, and results of operations of our Operating Partnership are not materially different than the corresponding amounts in the Company’s consolidated financial statements, and we believe the inclusion of such summarized financial information would be repetitive and would not provide incremental value to investors.

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our ATM common stock offering program as of December 31, 2022. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity under the ATM common stock offering program during the three months ended December 31, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

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

Noncontrolling Interests

We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2022, we owned approximately 97.9% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The following table summarizes our outstanding interest rate swaps as of December 31, 2022.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8830%	One-month Term SOFR	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8980%	One-month Term SOFR	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8750%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8860%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$50,000	$10	1.8850%	One-month Term SOFR	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$981	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$984	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$981	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$984	0.2520%	One-month Term SOFR	Apr-18-2023
Bank of Montreal	Jul-24-2018	Jul-26-2022	$50,000	$999	2.9160%	One-month Term SOFR	Jan-12-2024
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2022	$50,000	$1,003	2.9080%	One-month Term SOFR	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2022	$50,000	$997	2.9190%	One-month Term SOFR	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2022	$25,000	$500	2.9120%	One-month Term SOFR	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,179	2.2360%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,182	2.2380%	One-month Term SOFR	Jan-15-2025
Regions Bank	May-02-2019	Aug-15-2022	$50,000	$2,177	2.2389%	One-month Term SOFR	Jan-15-2025
Bank of Montreal	Jul-16-2019	Aug-15-2022	$50,000	$2,700	1.7100%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$12,024	0.9520%	One-month Term SOFR	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$6,003	0.9460%	One-month Term SOFR	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$6,050	0.9355%	One-month Term SOFR	Feb-5-2026
Regions Bank	Oct-26-2021	Aug-01-2022	$50,000	$4,953	1.3090%	One-month Term SOFR	Mar-15-2027
Bank of Montreal	Oct-26-2021	Aug-01-2022	$50,000	$4,976	1.3090%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Aug-01-2022	$50,000	$4,952	1.3150%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Jul-27-2022	Jan-04-2023	$50,000	$2,623	2.6420%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,614	2.6530%	One-month Term SOFR	Jan-25-2028
Regions Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,583	2.6550%	One-month Term SOFR	Jan-25-2028
U.S. Bank, N.A.	Jul-27-2022	Jan-12-2024	$75,000	$2,668	2.4865%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-12-2024	$50,000	$1,778	2.4910%	One-month Term SOFR	Jan-25-2028
Wells Fargo Bank, N.A.	Jul-27-2022	Jan-12-2024	$50,000	$1,756	2.4930%	One-month Term SOFR	Jan-25-2028
PNC Bank, N.A.	Jul-27-2022	Jul-27-2022	$50,000	$2,546	2.6790%	One-month Term SOFR	Jan-25-2028

The swaps outlined in the above table were all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2022, the fair value of all 30 of our interest rate swaps were in an asset position of approximately $72.2 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2022, we had $1.2 billion of variable rate debt. As of December 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of December 31, 2022, we had letters of credit related to development projects and certain other agreements of approximately $3.6 million. As of December 31, 2022, we had no other material off-balance sheet arrangements.

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

As of December 31, 2022, we had $1.2 billion of variable rate debt outstanding. As of December 31, 2022, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $175.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $175.0 million on our unsecured credit facility for the year ended December 31, 2022, our interest expense would have increased by approximately $1.8 million for the year ended December 31, 2022.

Item 8.  Financial Statements and Supplementary Data

The required response under this Item 8, “Financial Statements and Supplementary Data” is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this report.
Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

As of the quarter ended December 31, 2022, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Entry Into a Material Definitive Agreement

Second Amended and Restated Agreement of Limited Partnership

On February 15, 2023, we entered into the Second Amended and Restated Agreement of Limited Partnership of our Operating Partnership, dated as of February 15, 2023 (the “Amended Operating Partnership Agreement”), which, among other things, (i) clarifies certain provisions related to the LTIP units in our Operating Partnership, and (ii) added partnership representative provisions. The foregoing description of the Amended Operating Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Operating Partnership Agreement, a copy of which has been filed as Exhibit 10.1 to this report and is incorporated in this Item 9B, “Other Information” by reference.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010.)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 16, 2022)
10.1	Second Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2023
10.2
STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 1, 2011 (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*

10.3	Amendment to the 2011 Equity Incentive Plan, dated as of May 6, 2013 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 6, 2013)*
10.4	Second Amendment to the 2011 Equity Incentive Plan, dated as of February 20, 2015 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 23, 2015)*
10.5	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)*
10.6	Form of LTIP Unit Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*
10.7	Form of Performance Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*
10.8	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021)*
10.9
Amended and Restated Executive Employment Agreement with Benjamin S. Butcher, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.10
Amended and Restated Executive Employment Agreement with William R. Crooker, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.11	Executive Employment Agreement with Matts S. Pinard, dated January 10, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 12, 2022)*
10.12	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014)*
10.13
Amended and Restated Executive Employment Agreement with Michael C. Chase, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.14	Form of Indemnification Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011)*

Exhibit Number	Description of Document
10.15	Registration Rights Agreement, dated April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)
10.16	Unsecured Credit Facility: Amended and Restated Credit Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.17
Unsecured Term Loan A: Third Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)

10.18	Unsecured Term Loan F: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.19	Unsecured Term Loan G: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.20	Unsecured Term Loan H: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.21	Unsecured Term Loan I: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.22
Series A Unsecured Notes, Series B Unsecured Notes: Note Purchase Agreement, dated as of April 16, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014)

10.23
Series A Unsecured Notes, Series B Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 18, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.24
Series A Unsecured Notes, Series B Unsecured Notes: Second Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.25
Series A Unsecured Notes, Series B Unsecured Notes: Third Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.26
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: Note Purchase Agreement, dated as of December 18, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.27
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.28
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: Second Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.29	Series F Unsecured Notes: Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)
10.30	Series F Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)
10.31
Series G Unsecured Notes, Series H Unsecured Notes: Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.32
Series I Unsecured Notes, Series J Unsecured Notes: Note Purchase Agreement, dated as of July 8, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 28, 2021)

10.33	Series K Unsecured Notes: Note Purchase Agreement, dated as of April 28, 2022 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
101	The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 15, 2023
/s/ William R. Crooker
	By:	William R. Crooker President and Chief Executive Officer

    KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of STAG Industrial, Inc., hereby severally constitute William R. Crooker and Matts S. Pinard, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable STAG Industrial, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature	Title

February 15, 2023	/s/ William R. Crooker	President and Chief Executive Officer (principal executive officer)
William R. Crooker

February 15, 2023	/s/ Benjamin S. Butcher	Executive Chair
Benjamin S. Butcher

February 15, 2023	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 15, 2023	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 15, 2023	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 15, 2023	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 15, 2023	/s/ Larry T. Guillemette	Director
Larry T. Guillemette

February 15, 2023	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 15, 2023	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 15, 2023	/s/ Hans S. Weger	Director
Hans S. Weger

February 15, 2023	/s/ Matts S. Pinard	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
Matts S. Pinard

February 15, 2023	/s/ Jaclyn M. Paul	Chief Accounting Officer (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during 2022, the Company completed 26 property acquisitions for consideration of approximately $472.6 million, of which approximately $39.3 million of land, $382.4 million of buildings and improvements, $49.2 million of net leasing intangibles, and $1.7 million of net other assets and liabilities were recorded. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

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
February 15, 2023

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Rental Property:
Land	$647,098	$617,297
Buildings and improvements, net of accumulated depreciation of $763,128 and $611,867, respectively	4,706,745	4,435,743
Deferred leasing intangibles, net of accumulated amortization of $328,848 and $282,038, respectively	508,935	567,658
Total rental property, net	5,862,778	5,620,698
Cash and cash equivalents	25,884	18,981
Restricted cash	905	4,215
Tenant accounts receivable	115,509	93,600
Prepaid expenses and other assets	71,733	60,953
Interest rate swaps	72,223	5,220
Operating lease right-of-use assets	31,313	29,582
Assets held for sale, net	4,643	—
Total assets	$6,184,988	$5,833,249
Liabilities and Equity
Liabilities:
Unsecured credit facility	$175,000	$296,000
Unsecured term loans, net	1,020,440	970,577
Unsecured notes, net	1,295,442	896,941
Mortgage notes, net	7,898	54,744
Accounts payable, accrued expenses and other liabilities	97,371	76,475
Interest rate swaps	—	17,052
Tenant prepaid rent and security deposits	40,847	37,138
Dividends and distributions payable	22,282	21,906
Deferred leasing intangibles, net of accumulated amortization of $24,593 and $21,136, respectively	32,427	35,721
Operating lease liabilities	35,100	33,108
Total liabilities	2,726,807	2,439,662
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2022 and December 31, 2021; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2022 and December 31, 2021, 179,248,980 and 177,769,342 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,792	1,777
Additional paid-in capital	4,188,677	4,130,038
Cumulative dividends in excess of earnings	(876,145)	(792,332)
Accumulated other comprehensive income (loss)	70,500	(11,783)
Total stockholders’ equity	3,384,824	3,327,700
Noncontrolling interest	73,357	65,887
Total equity	3,458,181	3,393,587
Total liabilities and equity	$6,184,988	$5,833,249
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2022	2021	2020
Revenue
Rental income	$654,377	$559,432	$482,825
Other income	2,968	2,727	586
Total revenue	657,345	562,159	483,411
Expenses
Property	125,701	107,986	89,359
General and administrative	46,958	48,629	40,072
Depreciation and amortization	275,040	238,699	214,738
Loss on impairments	1,783	—	5,577
Other expenses	4,363	2,878	2,029
Total expenses	453,845	398,192	351,775
Other income (expense)
Interest and other income	103	121	446
Interest expense	(78,018)	(63,484)	(62,343)
Debt extinguishment and modification expenses	(838)	(2,152)	(834)
Gain on involuntary conversion	—	—	2,157
Gain on the sales of rental property, net	57,487	97,980	135,733
Total other income (expense)	(21,266)	32,465	75,159
Net income	$182,234	$196,432	$206,795
Less: income attributable to noncontrolling interest after preferred stock dividends	3,908	4,098	4,648
Net income attributable to STAG Industrial, Inc.	$178,326	$192,334	$202,147
Less: preferred stock dividends	—	1,289	5,156
Less: redemption of preferred stock	—	2,582	—
Less: amount allocated to participating securities	237	288	271
Net income attributable to common stockholders	$178,089	$188,175	$196,720
Weighted average common shares outstanding — basic	178,753	163,442	148,791
Weighted average common shares outstanding — diluted	178,940	164,090	149,215
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.00	$1.15	$1.32
Net income per share attributable to common stockholders — diluted	$1.00	$1.15	$1.32
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$182,234	$196,432	$206,795
Other comprehensive income (loss):
Income (loss) on interest rate swaps	84,086	28,856	(22,109)
Other comprehensive income (loss)	84,086	28,856	(22,109)
Comprehensive income	266,320	225,288	184,686
Income attributable to noncontrolling interest after preferred stock dividends	(3,908)	(4,098)	(4,648)
Other comprehensive (income) loss attributable to noncontrolling interest	(1,803)	(614)	510
Comprehensive income attributable to STAG Industrial, Inc.	$260,609	$220,576	$180,548
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Par Amount
Balance, December 31, 2019	$75,000	142,815,593	$1,428	$2,970,553	$(723,027)	$(18,426)	$2,305,528	$58,363	$2,363,891
Proceeds from sales of common stock, net	—	14,580,577	146	438,338	—	—	438,484	—	438,484
Dividends and distributions, net ($1.44 per share/unit)	—	—	—	—	(220,801)	—	(220,801)	(5,395)	(226,196)
Non-cash compensation activity, net	—	83,233	1	5,019	(390)	—	4,630	5,557	10,187
Redemption of common units to common stock	—	730,420	7	11,540	—	—	11,547	(11,547)	—
Rebalancing of noncontrolling interest	—	—	—	(3,729)	—	—	(3,729)	3,729	—
Other comprehensive loss	—	—	—	—	—	(21,599)	(21,599)	(510)	(22,109)
Net income	—	—	—	—	202,147	—	202,147	4,648	206,795
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	19,238,685	192	706,680	—	—	706,872	—	706,872
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net ($1.45 per share/unit)	—	—	—	—	(239,859)	—	(239,859)	(8,293)	(248,152)
Non-cash compensation activity, net	—	149,516	1	3,024	(154)	—	2,871	10,665	13,536
Redemption of common units to common stock	—	171,318	2	2,852	—	—	2,854	(2,854)	—
Rebalancing of noncontrolling interest	—	—	—	(6,812)	—	—	(6,812)	6,812	—
Other comprehensive income	—	—	—	—	—	28,242	28,242	614	28,856
Net income	—	—	—	—	192,334	—	192,334	4,098	196,432
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,931	—	—	54,944	—	54,944
Dividends and distributions, net ($1.46 per share/unit)	—	—	—	—	(261,359)	—	(261,359)	(5,832)	(267,191)
Non-cash compensation activity, net	—	52,809	1	2,832	(780)	—	2,053	8,468	10,521
Redemption of common units to common stock	—	98,494	1	1,856	—	—	1,857	(1,857)	—
Rebalancing of noncontrolling interest	—	—	—	(980)	—	—	(980)	980	—
Other comprehensive income	—	—	—	—	—	82,283	82,283	1,803	84,086
Net income	—	—	—	—	178,326	—	178,326	3,908	182,234
Balance, December 31, 2022	$—	179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	$3,384,824	$73,357	$3,458,181
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$182,234	$196,432	$206,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,040	238,699	214,738
Loss on impairments	1,783	—	5,577
Gain on involuntary conversion	—	—	(2,157)
Non-cash portion of interest expense	3,747	2,931	2,922
Amortization of above and below market leases, net	(352)	2,051	4,341
Straight-line rent adjustments, net	(17,610)	(17,516)	(12,074)
Debt extinguishment and modification expenses	21	249	834
Gain on the sales of rental property, net	(57,487)	(97,980)	(135,733)
Non-cash compensation expense	12,068	14,955	11,681
Change in assets and liabilities:
Tenant accounts receivable	(6,438)	(36)	(4,482)
Prepaid expenses and other assets	(21,870)	(18,664)	(11,528)
Accounts payable, accrued expenses and other liabilities	13,531	6,763	7,157
Tenant prepaid rent and security deposits	3,264	8,270	5,851
Total adjustments	205,697	139,722	87,127
Net cash provided by operating activities	387,931	336,154	293,922
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(421,784)	(1,211,023)	(661,961)
Additions of land and buildings and improvements	(111,653)	(39,503)	(55,741)
Acquisitions of other assets	(2,134)	(1,004)	(450)
Acquisitions of operating lease right-of-use assets	(3,541)	(5,627)	(3,984)
Proceeds from sales of rental property, net	135,348	187,972	273,560
Proceeds from involuntary conversion	—	—	782
Acquisitions of tenant prepaid rent	445	1,024	—
Acquisition deposits, net	1,428	(3,131)	27
Acquisitions of deferred leasing intangibles	(49,174)	(154,755)	(110,840)
Acquisitions of operating lease liabilities	3,541	5,627	3,984
Net cash used in investing activities	(447,524)	(1,220,420)	(554,623)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,288,000	2,665,000	914,000
Repayment of unsecured credit facility	(1,409,000)	(2,476,000)	(953,000)
Proceeds from unsecured term loans	375,000	1,125,000	400,000
Repayment of unsecured term loans	(325,000)	(1,125,000)	(300,000)
Proceeds from unsecured notes	400,000	325,000	—
Repayment of mortgage notes	(46,943)	(2,225)	(2,983)
Redemption of preferred stock	—	(75,000)	—
Payment of loan fees and costs	(5,211)	(9,579)	(1,129)
Payment of defeasance fees and other costs	—	—	(425)
Dividends and distributions	(266,817)	(245,722)	(224,283)
Proceeds from sales of common stock, net	54,753	706,991	438,499
Repurchase and retirement of share-based compensation	(1,596)	(1,342)	(1,503)
Net cash provided by financing activities	63,186	887,123	269,176
Increase in cash and cash equivalents and restricted cash	3,593	2,857	8,475
Cash and cash equivalents and restricted cash—beginning of period	23,196	20,339	11,864
Cash and cash equivalents and restricted cash—end of period	$26,789	$23,196	$20,339
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$72,740	$58,392	$58,704
Supplemental schedule of non-cash investing and financing activities
Additions of land and buildings and improvements	$(2,674)	$(465)	$(674)
Transfer of other assets to building and other capital improvements	$2,674	$465	$674
Acquisitions of land and buildings and improvements	$—	$(5,990)	$(2,202)
Acquisitions of deferred leasing intangibles	$—	$(948)	$(362)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(7,897)	$(1,285)	$(3,714)
Additions to building and other capital improvements from non-cash compensation	$(62)	$(9)	$(25)
Assumption of mortgage notes	$—	$5,103	$—
Fair market value adjustment to mortgage notes acquired	$—	$(161)	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$192	$930	$(1,065)
Dividends and distributions accrued	$22,282	$21,906	$19,379
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2022 and 2021, the Company owned a 97.9% and 98.1%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company is the sole member of the general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2022, the Company owned 562 industrial buildings in 41 states with approximately 111.7 million rentable square feet (square feet unaudited herein and throughout the Notes), consisting of 487 warehouse/distribution buildings, 74 light manufacturing buildings, and 1 flex/office building.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership, and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as “Noncontrolling Common Units.” These Noncontrolling Common Units are held by other limited partners in the form of common units (“Other Common Units”) and long-term incentive plan units (“LTIP units”) issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). All significant intercompany balances and transactions have been eliminated in the consolidation of entities. The financial statements of the Company are presented on a consolidated basis for all periods presented.

New Accounting Standards

New Accounting Standards Adopted

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which defers the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

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

The Company capitalizes costs directly and indirectly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing on the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company’s unsecured indebtedness during the period.

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

The purchase price allocated to deferred leasing intangible assets are included in rental property, net on the accompanying Consolidated Balance Sheets, and the purchase price allocated to deferred leasing intangible liabilities are included in deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets under the liabilities section.

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

Fully depreciated or amortized tenant improvements, deferred leasing intangible assets, or deferred leasing intangible liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $3.4 million, $53.8 million, $4.9 million, respectively, for the year ended December 31, 2022 and approximately $7.5 million, $72.9 million, $2.4 million, respectively, for the year ended December 31, 2021.

Leases

For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments. In determining the operating right-of-use asset and lease liability for the Company’s operating leases, the Company estimates an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. The Company utilizes a market-based approach to estimate the incremental borrowing rate for each individual lease. Additionally, since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the estimate of this rate requires significant judgment, and considers factors such as yields on outstanding public debt and other market based pricing on longer duration financing instruments.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$25,884	$18,981
Restricted cash	905	4,215
Total cash and cash equivalents and restricted cash	$26,789	$23,196

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2022.

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

The Company paid dividends to holders of the 6.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), of approximately $1.3 million ($0.429688 per share) during the year ended December 31, 2021, of which $0.400294 per share was treated as ordinary income for tax purposes, $0.022149 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.007245 per share was treated as other capital gain for income tax purposes. The Company paid dividends to the holders of the Series C Preferred Stock of approximately $5.2 million ($1.71875 per share) during the year ended December 31, 2020, of which $1.349944 per share was treated as ordinary income for tax purposes, $0.100392 per share was treated as unrecaptured section 1250 capital gain for tax purposes, and $0.268414 per share was treated as other capital gain for income tax purposes.

The following table summarizes the tax treatment of dividends per shares of common stock for federal income tax purposes.

	Year ended December 31,
	2022		2021		2020
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.172486	80.4%	$1.119899	81.3%	$1.186648	78.5%
Return of capital	0.165158	11.3%	0.175355	12.7%	—	—%
Unrecaptured section 1250 capital gain	0.014248	1.0%	0.061970	4.5%	0.088246	5.9%
Other capital gain	0.107278	7.3%	0.020269	1.5%	0.235943	15.6%
Total (1)	$1.459170	100.0%	$1.377493	100.0%	$1.510837	100.0%
(1)The December 2020 monthly common stock dividend of $0.12 per share was partially included in the stockholder's 2020 tax year in the amount of $0.07167 per share, and the remainder was included in the stockholder's 2021 tax year. The December 2021 monthly common stock dividend of $0.120833 per share was included in the stockholder's 2022 tax year. The December 2022 monthly common stock dividend of 0.121667 per share will be included in the stockholder's 2023 tax year.

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

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2022, 2021 and 2020.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income (loss) of approximately $0.1 million, $(8,000) and $0, for the years ended December 31, 2022, 2021 and 2020, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $2.1 million, $1.7 million and $1.7 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2022, 2021 and 2020, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2022 and 2021.

Rental Property (in thousands)	December 31, 2022	December 31, 2021
Land	$647,098	$617,297
Buildings, net of accumulated depreciation of $513,053 and $406,670, respectively	4,232,964	4,035,210
Tenant improvements, net of accumulated depreciation of $31,578 and $26,065, respectively	44,526	43,999
Building and land improvements, net of accumulated depreciation of $218,497 and $179,132, respectively	339,274	320,041
Construction in progress	89,981	36,493
Deferred leasing intangibles, net of accumulated amortization of $328,848 and $282,038, respectively	508,935	567,658
Total rental property, net	$5,862,778	$5,620,698

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2022 and 2021. The Company accounted for all of its acquisitions as asset acquisitions.

Year ended December 31, 2022
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville/Spartanburg, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville/Spartanburg, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis/St. Paul, MN	April 4, 2022	160,000	1	13,472
West Michigan, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville/Spartanburg, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
South Bay/San Jose, CA	June 7, 2022	175,325	1	29,630
Washington, DC	June 29, 2022	140,555	1	20,257
Hampton Roads, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	170,921
Atlanta, GA	July 15, 2022	159,048	1	10,062
Fresno, CA	July 25, 2022	232,072	1	30,121
El Paso, TX	July 26, 2022	326,166	4	37,792
Portland, OR	September 12, 2022	78,000	1	11,281
Louisville, KY	September 21, 2022	563,032	1	38,064
Three months ended September 30, 2022		1,358,318	8	127,320
Chicago, IL	December 28, 2022	115,491	1	8,055
Three months ended December 31, 2022		115,491	1	8,055
Year ended December 31, 2022		4,741,113	26	$472,647
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired vacant land parcels.

Year ended December 31, 2021
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Omaha/Council Bluffs, NE-IA	January 21, 2021	370,000	1	$24,922
Minneapolis/St. Paul, MN	February 24, 2021	80,655	1	10,174
Long Island, NY	February 25, 2021	64,224	1	8,516
Sacramento, CA	February 25, 2021	267,284	1	25,917
Little Rock/N. Little Rock	March 1, 2021	300,160	1	24,317
Cleveland, OH	March 18, 2021	170,000	1	6,382
Three months ended March 31, 2021		1,252,323	6	100,228
Indianapolis, IN	May 17, 2021	154,440	1	13,655
Baltimore, MD	May 17, 2021	46,851	1	6,228
Detroit, MI	June 1, 2021	248,040	1	23,786
Green Bay, WI	June 7, 2021	152,000	1	7,249
Phoenix, AZ	June 14, 2021	41,504	1	8,670
Cleveland, OH	June 17, 2021	179,577	1	19,602
Reno/Sparks, NV	June 30, 2021	183,435	1	13,892
Washington, DC	June 30, 2021	193,420	1	17,521
Stockton/Modesto, CA	June 30, 2021	150,000	1	16,118
Three months ended June 30, 2021		1,349,267	9	126,721
Chicago, IL	July 19, 2021	109,355	2	13,341
Chicago, IL	July 20, 2021	207,223	1	23,345
Columbia, SC	July 27, 2021	194,290	1	14,546
South Bay/San Jose, CA	August 9, 2021	75,954	1	26,820
Columbus, OH	August 19, 2021	814,265	2	75,422
Salt Lake City, UT	August 19, 2021	177,071	1	35,141
Greenville/Spartanburg, SC	August 23, 2021	209,461	1	15,317
Indianapolis, IN	August 26, 2021	78,600	1	5,707
Birmingham, AL	August 26, 2021	595,176	1	36,850
Sacramento, CA	August 30, 2021	114,597	1	15,388
Chicago, IL	September 2, 2021	95,482	1	11,799
Chicago, IL	September 16, 2021	506,096	4	50,661
Milwaukee/Madison, WI	September 16, 2021	157,438	1	13,650
Denver, CO	September 24, 2021	195,674	2	39,136
Milwaukee/Madison, WI	September 28, 2021	156,482	1	10,807
Chicago, IL	September 29, 2021	110,035	1	10,585
Boston, MA	September 29, 2021	247,056	2	28,704
Three months ended September 30, 2021		4,044,255	24	427,219
Omaha/Council Bluffs, NE-IA	October 6, 2021	99,616	2	8,669
El Paso, TX	October 8, 2021	276,360	1	27,844
St. Louis, MO	October 12, 2021	121,223	1	12,991
South Bay/San Jose, CA	October 12, 2021	31,172	1	11,691
Chicago, IL	October 13, 2021	56,676	1	5,735
Dallas/Ft. Worth, TX	October 13, 2021	202,140	2	25,913
Sacramento, CA	October 25, 2021	82,174	1	10,275
Detroit, MI	November 1, 2021	126,720	1	18,291
Philadelphia, PA	November 3, 2021	385,399	1	25,909
West Michigan, MI	November 9, 2021	159,900	1	19,649
Philadelphia, PA	November 9, 2021	109,504	1	8,071
Minneapolis/St. Paul, MN	November 10, 2021	316,636	1	30,583
Chicago, IL	November 12, 2021	579,338	4	62,948
Philadelphia, PA	November 12, 2021	128,959	1	26,446
Sacramento, CA	December 1, 2021	67,200	1	7,721
Des Moines, IA	December 9, 2021	200,957	1	22,866
Greenville/Spartanburg, SC	December 17, 2021	231,626	1	31,169
Milwaukee/Madison, WI	December 17, 2021	192,800	1	23,327
Sacramento, CA	December 21, 2021	188,830	2	27,616
Sacramento, CA(2)	December 22, 2021	—	—	28,930
Des Moines, IA	December 23, 2021	179,459	1	13,556
Philadelphia, PA	December 23, 2021	589,580	1	53,790
Nashville, TN	December 23, 2021	58,672	1	7,271
Westchester/S. Connecticut, CT/NY	December 23, 2021	167,700	1	16,700
Washington, DC	December 28, 2021	1,231,200	2	140,668
Minneapolis/St. Paul, MN	December 28, 2021	83,000	1	11,058
Chicago, IL	December 29, 2021	102,000	1	9,742
Omaha/Council Bluffs, NE-IA	December 30, 2021	178,368	1	17,888
Atlanta, GA	December 31, 2021	103,720	1	11,083
Three months ended December 31, 2021		6,250,929	35	718,400
Year ended December 31, 2021		12,896,774	74	$1,372,568
(1) As defined by CoStar Realty Information Inc. If the building is located outside of a CoStar defined market, the city and state is reflected.
(2) The Company acquired a building under development.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2022 and 2021, for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2022		Year ended December 31, 2021
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$39,346	N/A	$137,827	N/A
Buildings	360,209	N/A	988,456	N/A
Tenant improvements	2,640	N/A	7,356	N/A
Building and land improvements	19,589	N/A	58,504	N/A
Construction in progress	—	N/A	24,581	N/A
Other assets	2,134	N/A	1,004	N/A
Operating lease right-of-use assets	3,541	N/A	5,627	N/A
Deferred leasing intangibles - In-place leases	34,321	7.9	103,051	7.8
Deferred leasing intangibles - Tenant relationships	18,418	11.1	52,579	10.6
Deferred leasing intangibles - Above market leases	2,456	11.6	10,764	11.4
Deferred leasing intangibles - Below market leases	(6,021)	7.5	(10,691)	6.1
Operating lease liabilities	(3,541)	N/A	(5,627)	N/A
Below market assumed debt adjustment	—	N/A	161	18.8
Tenant prepaid rent	(445)	N/A	(1,024)	N/A
Total purchase price	472,647		1,372,568
Less: Mortgage note assumed	—		(5,103)
Net assets acquired	$472,647		$1,367,465

On February 25, 2021, the Company assumed a mortgage note of approximately $5.1 million in connection with the acquisition of the property located in Long Island, NY. For a discussion of the method used to determine the fair value of the mortgage note, see Note 4.

Dispositions

The following table summarizes the Company’s dispositions for the years ended December 31, 2022, 2021, and 2020.

	Year ended December 31,
Sales of rental property, net (dollars in thousands)	2022	2021	2020
Number of buildings	8	22	7
Number of land parcels	1	—	—
Building square feet (in millions)	1.8	2.7	3.4
2022 dispositions contribution to net income(1)	$1,008	$4,699	$4,764
2021 dispositions contribution to net income(1)	$—	$862	$3,645
2020 dispositions contribution to net income(1)	$—	$—	$1,788
Proceeds from sales of rental property, net	$135,348	$187,972	$273,560
Net book value	$77,861	$89,992	$137,827
Gain on the sales of rental property, net	$57,487	$97,980	$135,733
(1) Exclusive of any loss on impairments, gain on involuntary conversion, and gain on the sales of rental property, net.

All of the dispositions were sold to third parties and were accounted for under the full accrual method.

Assets Held for Sale

As of December 31, 2022, the related land and building and improvements, net of approximately $0.6 million and $4.1 million, respectively, for one building was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building contributed approximately $0.4 million, $0.4 million, and $0.3 million to net income during the years ended December 31, 2022, 2021 and 2020, respectively. Subsequent to December 31, 2022, in January 2023, this building was sold to a third party.

Gain on Involuntary Conversion

The Company recognized a gain on involuntary conversion of approximately $0, $0, and $2.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. The gain on involuntary conversion during the year ended December 31, 2020 related to an eminent domain taking of a portion of a parcel of land.

Loss on Impairments

The following table summarizes the Company’s loss on impairments for assets held and used during the years ended December 31, 2022 and 2020. The Company did not recognize a loss on impairments during the year ended December 31, 2021.

Market (1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairments
						(in thousands)
Hartford, CT	1	Change in estimated hold period		Discounted cash flows	(4)	$834	$1,783
Year ended December 31, 2022							$1,783
Williamsport, PA	1	Change in estimated hold period	(5)	Discounted cash flows	(6)	$5,019	$3,172
Albion, IN	5	Change in estimated hold period	(7)	Discounted cash flows	(8)	$1,252	$2,405
Year ended December 31, 2020							$5,577
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
(4)Level 3 inputs used to determine fair value for the property impaired: discount rate of 10.0% and exit capitalization rate of 8.5%.
(5)This property was sold during the year ended December 31, 2022.
(6)Level 3 inputs used to determine fair value for the property impaired: discount rate of 10.5% and exit capitalization rate of 10.0%.
(7)Four of the buildings were sold during the year ended December 31, 2021.
(8)Level 3 inputs used to determine fair value for the property impaired: discount rate of 11.0% and exit capitalization rate of 10.0%.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$86,172	$(34,954)	$51,218	$91,565	$(32,110)	$59,455
Other intangible lease assets	751,611	(293,894)	457,717	758,131	(249,928)	508,203
Total deferred leasing intangible assets	$837,783	$(328,848)	$508,935	$849,696	$(282,038)	$567,658

Below market leases	$57,020	$(24,593)	$32,427	$56,857	$(21,136)	$35,721
Total deferred leasing intangible liabilities	$57,020	$(24,593)	$32,427	$56,857	$(21,136)	$35,721

The following table summarizes the amortization expense and the net increase (decrease) to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2022	2021	2020
Net increase (decrease) to rental income related to above and below market lease amortization	$329	$(2,073)	$(4,363)
Amortization expense related to other intangible lease assets	$95,901	$88,729	$83,160

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2022.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Increase (Decrease) to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2023	$84,098	$249
2024	$72,640	$(418)
2025	$63,443	$(252)
2026	$54,351	$(968)
2027	$42,957	$(1,778)

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2022 and 2021.

Loan	Principal Outstanding as of December 31, 2022 (in thousands)	Principal Outstanding as of December 31, 2021 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$175,000	$296,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	175,000	296,000

Unsecured term loans:
Unsecured Term Loan D(5)	—	150,000	2.85%	January 4, 2023	i
Unsecured Term Loan E(5)	—	175,000	3.77%	January 15, 2024	i
Unsecured Term Loan F	200,000	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.09%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	—	3.75%	January 25, 2028	i
Unsecured Term Loan I	187,500	—	2.89%	January 25, 2028	i
Total unsecured term loans	1,025,000	975,000
Total unamortized deferred financing fees and debt issuance costs	(4,560)	(4,423)
Total carrying value unsecured term loans, net	1,020,440	970,577

Unsecured notes:
Series F Unsecured Notes(6)	100,000	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	—	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,300,000	900,000
Total unamortized deferred financing fees and debt issuance costs	(4,558)	(3,059)
Total carrying value unsecured notes, net	1,295,442	896,941

Mortgage notes (secured debt):
Wells Fargo Bank, National Association CMBS Loan	—	46,610	4.31%	December 1, 2022	iii
Thrivent Financial for Lutherans	3,296	3,430	4.78%	December 15, 2023	iv
United of Omaha Life Insurance Company	4,744	4,943	3.71%	October 1, 2039	ii
Total mortgage notes	8,040	54,983
Net unamortized fair market value discount	(137)	(136)
Total unamortized deferred financing fees and debt issuance costs	(5)	(103)
Total carrying value mortgage notes, net	7,898	54,744
Total / weighted average interest rate(6)	$2,498,780	2,218,262	3.39%
(1)Interest rate as of December 31, 2022. At December 31, 2022, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 4.35806%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans A, F, and G have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans H and I have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of December 31, 2022, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.04%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-month Term SOFR for the Unsecured Term Loan I will be swapped to a fixed rate of 2.66% effective January 4, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date, subject to defeasance; and (iv) pre-payable without penalty three months prior to the maturity date.

(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $5.2 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. We are required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
(5)The Unsecured Term Loan D and the Unsecured Term Loan E were repaid in full on July 26, 2022 in connection with the execution of the Unsecured Term Loan H and the Unsecured Term Loan I.
(6)Subsequent to December 31, 2022, on January 5, 2023, the Series F Unsecured Notes were repaid in full. Refer to Note 13 for additional details.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of December 31, 2022 was approximately $821.4 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $13.1 million and $8.6 million as of December 31, 2022 and 2021, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2022	2021	2020
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$3,747	$2,931	$2,922
Facility, unused, and other fees	$1,548	$1,642	$1,311

2022 Debt Activity

On October 3, 2022, the Company achieved a 2022 public disclosure assessment score of “A” from the Global Real Estate Sustainability Benchmark (GRESB). The improved score triggered a sustainability-related interest rate adjustment for the Unsecured Term Loan A, Unsecured Term Loan F, Unsecured Term Loan G, and Unsecured Credit Facility. The interest rate adjustment, a 0.02% interest rate reduction for each instrument, went into effect on October 17, 2022 and will end on June 29, 2024, in accordance with the respective loan agreements.

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

On July 26, 2022, the Company entered into (i) an unsecured term loan agreement with Wells Fargo Bank, National Association and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan H”) and (ii) an unsecured term loan agreement with Bank of America, N.A., and the other lenders party thereto, providing for a new senior unsecured term loan in the original principal amount of $187.5 million (“Unsecured Term Loan I”). In connection with the new unsecured term loans, the $150.0 million Unsecured Term Loan D and the $175.0 million Unsecured Term Loan E were repaid in full. Each of the Unsecured Term Loan H and the Unsecured Term Loan I bears a current annual interest rate of one-month Term SOFR, plus a 0.10% adjustment and a spread of 0.85% based on the Company’s debt rating and leverage ratio (as defined in the applicable loan agreement), and matures on January 25, 2028. In connection with the new unsecured term loans, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the maturity dates on the unsecured term loans. The Company also recognized debt extinguishment and modification expenses of approximately $0.8 million related to unamortized deferred financing fees and debt issuance costs related to the Unsecured Term Loan D and the Unsecured Term Loan E and other third-party costs.

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

2021 Debt Activity

On October 26, 2021, the Company entered into an amendment to the unsecured credit facility (the “October 2021 Credit Facility Amendment”). The October 2021 Credit Facility Amendment provides for an extension of the maturity date to October 24, 2025, with two six-month extension options, subject to certain conditions, and a reduced current interest rate of LIBOR plus a spread of 0.775% and facility fee of 0.15%, each based on the Company’s current debt rating (as defined in the credit agreement) and leverage level. In connection with the October 2021 Credit Facility Amendment, the Company incurred approximately $3.7 million in costs which are being deferred and amortized through the maturity date of the unsecured credit facility. The Company also incurred approximately $0.1 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations. Other than the maturity and interest rate provisions described above, the material terms of the unsecured credit facility remained unchanged.

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
•a minimum unsecured interest coverage ratio of not less than or equal to 1.75:1.00; and
•with respect to the unsecured notes, a minimum interest coverage ratio of not less than 1.50:1.00.

The Company was in compliance with all such applicable restrictions and financial and other covenants as of December 31, 2022 and 2021 related to its unsecured credit facility, unsecured term loans, and unsecured notes. In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. The Wells Fargo Bank, National Association CMBS debt facility contained certain financial and other covenants and was repaid in full in 2022. The Company was in compliance with all such applicable restrictions and financial and other covenants as of December 31, 2021, related to the Wells Fargo Bank, National Association CMBS loan. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $14.8 million and $88.5 million at December 31, 2022 and 2021, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt
The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of December 31, 2022 and 2021. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$175,000	$175,000	$296,000	$296,000
Unsecured term loans	1,025,000	1,025,000	975,000	975,224
Unsecured notes	1,300,000	1,150,283	900,000	937,183
Mortgage notes	8,040	6,855	54,983	56,323
Total principal amount	2,508,040	$2,357,138	2,225,983	$2,264,730
Net unamortized fair market value discount	(137)		(136)
Total unamortized deferred financing fees and debt issuance costs	(9,123)		(7,585)
Total carrying value	$2,498,780		$2,218,262

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2022.

Year	Future Principal Payments of Debt (in thousands)
2023	$103,502
2024	50,215
2025	550,223
2026	430,231
2027	170,240
Thereafter	1,203,629
Total aggregate principal payments	$2,508,040
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

The following table summarizes the Company’s outstanding interest rate swaps as of December 31, 2022. All of the Company’s interest rate swaps are designated as qualifying cash flow hedges.

Interest Rate Derivative Counterparty	Trade Date	Effective Date	Notional Amount (in thousands)	Fair Value (in thousands)	Pay Fixed Interest Rate	Receive Variable Interest Rate	Maturity Date
The Toronto-Dominion Bank	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8830%	One-month Term SOFR	Jan-04-2023
Royal Bank of Canada	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8980%	One-month Term SOFR	Jan-04-2023
Wells Fargo Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8750%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$25,000	$5	1.8860%	One-month Term SOFR	Jan-04-2023
PNC Bank, N.A.	Jul-20-2017	Jul-28-2022	$50,000	$10	1.8850%	One-month Term SOFR	Jan-04-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$981	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$984	0.2520%	One-month Term SOFR	Apr-18-2023
The Toronto-Dominion Bank	Apr-20-2020	Aug-10-2022	$75,000	$981	0.2660%	One-month Term SOFR	Apr-18-2023
Wells Fargo Bank, N.A.	Apr-20-2020	Aug-10-2022	$75,000	$984	0.2520%	One-month Term SOFR	Apr-18-2023
Bank of Montreal	Jul-24-2018	Jul-26-2022	$50,000	$999	2.9160%	One-month Term SOFR	Jan-12-2024
The Toronto-Dominion Bank	Jul-24-2018	Jul-26-2022	$50,000	$1,003	2.9080%	One-month Term SOFR	Jan-12-2024
PNC Bank, N.A.	Jul-24-2018	Jul-26-2022	$50,000	$997	2.9190%	One-month Term SOFR	Jan-12-2024
U.S. Bank, N.A.	Jul-24-2018	Jul-26-2022	$25,000	$500	2.9120%	One-month Term SOFR	Jan-12-2024
Wells Fargo Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,179	2.2360%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	May-02-2019	Aug-15-2022	$50,000	$2,182	2.2380%	One-month Term SOFR	Jan-15-2025
Regions Bank	May-02-2019	Aug-15-2022	$50,000	$2,177	2.2389%	One-month Term SOFR	Jan-15-2025
Bank of Montreal	Jul-16-2019	Aug-15-2022	$50,000	$2,700	1.7100%	One-month Term SOFR	Jan-15-2025
U.S. Bank, N.A.	Feb-17-2021	Apr-18-2023	$150,000	$12,024	0.9520%	One-month Term SOFR	Feb-5-2026
Wells Fargo Bank, N.A.	Feb-17-2021	Apr-18-2023	$75,000	$6,003	0.9460%	One-month Term SOFR	Feb-5-2026
The Toronto-Dominion Bank	Feb-17-2021	Apr-18-2023	$75,000	$6,050	0.9355%	One-month Term SOFR	Feb-5-2026
Regions Bank	Oct-26-2021	Aug-01-2022	$50,000	$4,953	1.3090%	One-month Term SOFR	Mar-15-2027
Bank of Montreal	Oct-26-2021	Aug-01-2022	$50,000	$4,976	1.3090%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Oct-26-2021	Aug-01-2022	$50,000	$4,952	1.3150%	One-month Term SOFR	Mar-15-2027
PNC Bank, N.A.	Jul-27-2022	Jan-04-2023	$50,000	$2,623	2.6420%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,614	2.6530%	One-month Term SOFR	Jan-25-2028
Regions Bank	Jul-27-2022	Jan-04-2023	$50,000	$2,583	2.6550%	One-month Term SOFR	Jan-25-2028
U.S. Bank, N.A.	Jul-27-2022	Jan-12-2024	$75,000	$2,668	2.4865%	One-month Term SOFR	Jan-25-2028
The Toronto-Dominion Bank	Jul-27-2022	Jan-12-2024	$50,000	$1,778	2.4910%	One-month Term SOFR	Jan-25-2028
Wells Fargo Bank, N.A.	Jul-27-2022	Jan-12-2024	$50,000	$1,756	2.4930%	One-month Term SOFR	Jan-25-2028
PNC Bank, N.A.	Jul-27-2022	Jul-27-2022	$50,000	$2,546	2.6790%	One-month Term SOFR	Jan-25-2028

In connection with the Amended and Restated Unsecured Term Loans that were entered into on September 1, 2022, as discussed in Note 4, the Company transitioned all of its outstanding interest rate swaps to one-month Term SOFR. The Company made various Accounting Standards Codification Topic 848 elections related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a dedesignation of these hedging relationships. As of December 31, 2022, all of the Company's interest rate swap agreements were indexed to one-month Term SOFR.

The following table summarizes the fair value of the interest rate swaps outstanding as of December 31, 2022 and 2021.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2022	Fair Value December 31, 2022	Notional Amount December 31, 2021	Fair Value December 31, 2021
Interest rate swaps-Asset	$1,650,000	$72,223	$600,000	$5,220
Interest rate swaps-Liability	$—	$—	$825,000	$(17,052)

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $39.8 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of the amounts related to the Company’s derivatives in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2022	2021	2020
Income (loss) recognized in accumulated other comprehensive income (loss) on interest rate swaps	$85,726	$12,520	$(35,548)
Income (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$1,640	$(16,336)	$(13,439)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$78,018	$63,484	$62,343

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2022, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of December 31, 2022 and 2021.

		Fair Value Measurements as of December 31, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$72,223	$—	$72,223	$—
Interest rate swaps-Liability	$—	$—	$—	$—

		Fair Value Measurements as of December 31, 2021 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2021	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$5,220	$—	$5,220	$—
Interest rate swaps-Liability	$(17,052)	$—	$(17,052)	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of December 31, 2022.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of December 31, 2022 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following tables summarize the activity for the ATM common stock offering program during the year ended December 31, 2022 and 2021 (in thousands, except share data).

	Year ended December 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$5,721
Total/weighted average	128,335	$45.03	$5,721
(1) This program ended during the quarter ended March 31, 2022.

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
(2)This program ended during the quarter ended March 31, 2022.

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

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2022, 2021, and 2020, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2023, 2022, and 2021, respectively. Refer to Note 8 for details on restricted shares of common stock granted in connection with the settlement of certain performance units. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the years ended December 31, 2022, 2021 and 2020.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	193,045	$24.38
Granted	75,419	$31.60
Vested(1)	(81,408)	$23.46
Forfeited	(2,166)	$26.92
Balance at December 31, 2020	184,890	$27.70
Granted	90,304	$29.77
Vested(1)	(79,140)	$27.01
Forfeited	(10,339)	$30.32
Balance at December 31, 2021	185,715	$28.86
Granted	58,580	$44.19
Vested(1)	(73,556)	$28.03
Forfeited	(14,036)	$36.16
Balance at December 31, 2022	156,703	$34.32
(1)The Company repurchased and retired 25,836, 27,706, and 34,117, restricted shares of common stock that vested during the years ended December 31, 2022, 2021, and 2020, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2022 was approximately $3.0 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2022	2021	2020
Vested restricted shares of common stock	73,556	79,140	81,408
Fair value of vested restricted shares of common stock (in thousands)	$3,528	$2,581	$2,568

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the years ended December 31, 2022, 2021 and 2020.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2019	1,697,358	2,039,494	3,736,852	2.5%
Granted/Issued	278,806	—	278,806	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(283,741)	283,741	—	N/A
Redemptions from Other Common Units to common stock	—	(730,420)	(730,420)	N/A
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	(6,791)	—	(6,791)	N/A
Conversions from LTIP units to Other Common Units	(98,494)	98,494	—	N/A
Redemptions from Other Common Units to common stock	—	(98,494)	(98,494)	N/A
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

LTIP Units

LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once an equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same monthly per unit distributions as Other Common Units, which equal per share dividends on common stock.

LTIP units granted in January 2022, 2021, and 2020 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2022, 2021, and 2020, respectively. LTIP units granted in January 2022, 2021, and 2020 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2023, 2022, and 2021, respectively.

Refer to Note 8 for a discussion of the LTIP units granted in January 2023, 2022, and 2021, pursuant to the January 2020, 2019, and 2018 performance units, respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during the years ended December 31, 2022, 2021 and 2020 (excluding those LTIP units granted pursuant to the settlements of performance units; refer to Note 8 for details).

	Year ended December 31,
LTIP Units Granted and Assumptions	2022	2021	2020
Grant date	January 10, 2022	January 7, 2021	January 8, 2020
Expected term (years)	10	10	10
Expected stock price volatility	34.0%	34.0%	18.0%
Expected dividend yield	4.0%	5.0%	5.75%
Risk-free interest rate	1.204%	0.229%	1.61%
Fair value of LTIP units at issuance (in thousands)	$4,385	$4,316	$4,030
LTIP units at issuance	104,241	153,430	136,741
Fair value unit price per LTIP unit at issuance	$42.07	$28.13	$29.47

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

The following table summarizes activity related to the Company’s unvested LTIP units during the years ended December 31, 2022, 2021 and 2020.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	227,348	$23.37
Granted	278,806	$29.47
Vested	(294,706)	$26.87
Forfeited	—	$—
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(513,438)	$38.67
Forfeited	(6,791)	$34.02
Balance at December 31, 2022	140,116	$35.60

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2022 was approximately $2.6 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Vested LTIP units	2022	2021	2020
Vested LTIP units	513,438	427,184	294,706
Fair value of vested LTIP units (in thousands)	$21,662	$16,390	$8,805

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

In January 2022, 2021, and 2020, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2022, 2021, and 2020, respectively, and end on December 31, 2024, 2023, and 2022, respectively.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Performance Units Granted Assumptions	2022	2021	2020
Grant date	January 10, 2022	January 7, 2021	January 8, 2020
Expected stock price volatility	34.1%	34.4%	17.4%
Expected dividend yield	4.0%	5.0%	5.75%
Risk-free interest rate	1.1979%	0.2271%	1.59%
Fair value of performance units grant (in thousands)	$6,289	$5,522	$5,389

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

During the years ended December 31, 2022, 2021, and 2020, it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle for each of the 2020, 2019, and 2018 performance units, respectively. The following table summarizes the compensation committee of the board of directors approved issuances of LTIP units and shares of common stock for the conclusion of the measuring periods for performance units for the years ended December 31, 2022, 2021, and 2020.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2020 Performance Units	2019 Performance Units	2018 Performance Units(1)
Measuring period conclusion date	December 31, 2022	December 31, 2021	December 31, 2020
Issuance date	January 11, 2023	January 10, 2022	January 7, 2021
Vested LTIP units	167,844	365,996	127,671
Vested shares of common stock	40,660	27,934	44,591
Shares of common stock repurchased and retired	875	8,257	17,731
(1)The compensation committee of the board of directors also approved the issuance of 124,743 LTIP units and 6,352 restricted shares of common stock that vested in one year on December 31, 2021.

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2022 was approximately $5.0 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

At December 31, 2022 and 2021, the number of shares available for issuance under the 2011 Plan were 1,269,097 and 1,634,019, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2022 do not include an allocation for the 2022 and 2021 performance units as the awards were not determinable as of December 31, 2022. The number of shares available for issuance under the 2011 Plan as of December 31, 2021 do not include an allocation for the 2021 and 2020 performance units as the awards were not determinable as of December 31, 2021.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2022	2021		2020
Restricted shares of common stock	$2,103	$2,236		$1,924
LTIP units	3,996	6,489	(1)	3,903
Performance units	5,423	5,730		5,358
Director compensation(2)	504	488		496
Total non-cash compensation expense	$12,026	$14,943		$11,681
(1)Inclusive of approximately $0.5 million non-cash compensation expense during the year ended December 31, 2021 associated with the severance cost of an executive officer, as discussed in Note 7.
(2)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2022, 2021 and 2020. The number of shares of common stock granted was calculated based on the trailing 10 days average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Rental Income (in thousands)	2022	2021	2020
Fixed lease payments	$500,267	$424,356	$371,088
Variable lease payments	135,888	118,584	103,389
Straight-line rental income	17,893	18,565	12,711
Net increase (decrease) to rental income related to above and below market lease amortization	329	(2,073)	(4,363)
Total rental income	$654,377	$559,432	$482,825

As of December 31, 2022 and December 31, 2021, the Company had accrued rental income of approximately $91.2 million and $75.8 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2022 and December 31, 2021, the Company’s total liability associated with tenant lease security deposits was approximately $19.1 million and $15.2 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2022.

Year	Maturity of Fixed Lease Payments (in thousands)
2023	$519,937
2024	$482,016
2025	$424,221
2026	$347,440
2027	$271,204
Thereafter	$844,941

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.4 years to 47.7 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

Operating Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	31.2	29.0
Weighted average discount rate	6.7%	6.6%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Operating Lease Cost (in thousands)	2022	2021	2020
Operating lease cost included in property expense attributable to ground leases	$2,372	$1,740	$1,424
Operating lease cost included in general and administrative expense attributable to corporate office leases	1,747	1,735	1,592
Total operating lease cost	$4,119	$3,475	$3,016

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Operating Leases (in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$3,784	$2,426	$2,355
Right-of-use assets obtained in exchange for new lease liabilities	$—	$146	$7,718

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of December 31, 2022.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2023	$3,875
2024	3,914
2025	3,959
2026	2,993
2027	2,023
Thereafter	81,962
Total lease payments	98,726
Less: Imputed interest	(63,626)
Present value of operating lease liabilities	$35,100
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

Under the two-class method of computing earnings per share, restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2022, 2021 and 2020, there were 161,704, 198,171 and 187,283, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted earnings per share using the treasury stock method if the impact is more dilutive than the two-class method. Other potentially dilutive shares of common stock from the Company’s performance units and forward sales agreements are considered when calculating diluted earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2022	2021	2020
Numerator
Net income attributable to common stockholders	$178,089	$188,175	$196,720
Denominator
Weighted average common shares outstanding — basic	178,753	163,442	148,791
Effect of dilutive securities(1)
Share-based compensation	187	640	412
Shares issuable under forward sales agreements	—	8	12
Weighted average common shares outstanding — diluted	178,940	164,090	149,215
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.00	$1.15	$1.32
Net income per share attributable to common stockholders — diluted	$1.00	$1.15	$1.32
(1)During the years ended December 31, 2022, 2021, and 2020, there were 162, 198, and 187, unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.6 million as of December 31, 2022 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2022, 2021 and 2020 was approximately $0.5 million, $0.5 million and $0.3 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2022 that are not recognized in the financial statements.

On January 5, 2023, the Company redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series F Unsecured Notes with a fixed interest rate of 3.98%.

On January 11, 2023, the Company granted 55,954 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2024. The fair value of the restricted shares of common stock at the date of grant was $34.73 per share.

On January 11, 2023, the Company granted 26,392 LTIP units to non-employee, independent directors and 112,634 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2024. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2023. The aggregate fair value of the LTIP units at the date of grant was approximately $4.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 37.0%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 3.9%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 11, 2023, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 11, 2023 performance units are substantially the same as the performance units discussed in Note 8, except that the measuring period commenced on January 1, 2023 and ends on December 31, 2025, and the size-based peer group was eliminated. The target amount of the performance units granted on January 11, 2023 is nominally allocated as: (i) 50% to the Company’s TSR compared to the TSR of an industry peer group; and (ii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index. The aggregate fair value of the performance units at the date of grant was approximately $4.5 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 37.4%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 3.906%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,779	$1,307	$97	$6,876	$1,307	$8,183	$(472)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	—	5,828	1,341	7,169	(375)	2020
Birmingham	101 39th Street North	—	6,239	590	—	6,239	590	6,829	(129)	2022
Birmingham	101 Shades Creek Circle	—	3,958	836	167	4,125	836	4,961	(281)	2020
Montgomery	4300 Alatex Road	—	7,523	418	1,789	9,312	418	9,730	(2,269)	2016
Moody	2415 Highway 78 East	—	31,546	2,293	262	31,808	2,293	34,101	(1,595)	2021
Phenix City	16 Downing Drive	—	1,415	276	280	1,695	276	1,971	(525)	2012
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	28	13,191	1,674	14,865	(2,260)	2017
Chandler	464 E. Chilton Drive	—	9,728	2,847	671	10,399	2,847	13,246	(676)	2020
Gilbert	335 South Hamilton Court	—	5,784	2,107	240	6,024	2,107	8,131	(302)	2021
Mesa	7447 E. Ray Road	—	7,930	1,277	311	8,241	1,277	9,518	(534)	2020
Tucson	6161 South Palo Verde Road	—	8,037	996	107	8,144	996	9,140	(1,357)	2018
Arkansas
Bryant	3700 Bryant Crossing Drive	—	17,386	1,143	—	17,386	1,143	18,529	(990)	2021
Rogers	8th and Easy Street	—	7,878	1,072	1,625	9,503	1,072	10,575	(2,669)	2011
California
Fresno	2624 E. Edgar Avenue	—	23,590	3,049	—	23,590	3,049	26,639	(392)	2022
Hollister	2401 Bert Drive	—	26,049	2,913	—	26,049	2,913	28,962	(431)	2022
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(2,301)	2020
McClellan	4841 Urbani Avenue	—	14,582	1,048	—	14,582	1,048	15,630	(1,320)	2020
Morgan Hill	18695 Madrone Parkway	—	7,608	2,562	—	7,608	2,562	10,170	(280)	2021
Morgan Hill	18255 Sutter Boulevard	—	19,849	3,943	—	19,849	3,943	23,792	(833)	2021
Rancho Cordova	2587 Mercantile Drive	—	4,346	678	33	4,379	678	5,057	(269)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,747	498	322	5,069	498	5,567	(405)	2020
Roseville	8825 Washington Boulevard	—	11,411	2,140	—	11,411	2,140	13,551	(561)	2021
Sacramento	1635 Main Avenue	—	8,609	845	160	8,769	845	9,614	(574)	2020
Sacramento	5440 Stationers Way	—	21,258	2,203	150	21,408	2,203	23,611	(1,355)	2021
Sacramento	5601 Warehouse Way	—	8,137	1,347	804	8,941	1,347	10,288	(332)	2021
Sacramento	8500 Carbide Court	—	5,231	1,614	—	5,231	1,614	6,845	(190)	2021
Sacramento	8440 Florin Road	—	12,184	3,921	—	12,184	3,921	16,105	(517)	2021
Sacramento	900 National Drive	—	7,560	1,479	—	7,560	1,479	9,039	(273)	2021
Sacramento	7728 Wilbur Way	—	9,225	857	—	9,225	857	10,082	(1,016)	2019
San Diego	2055 Dublin Drive	—	14,895	2,290	322	15,217	2,290	17,507	(2,631)	2017
Stockton	4091 Gold River Lane	—	4,133	663	—	4,133	663	4,796	(282)	2020

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Stockton	3841 Metro Drive	—	12,552	1,806	524	13,076	1,806	14,882	(644)	2021
Stockton	3843 Gold River Lane	—	4,136	660	—	4,136	660	4,796	(281)	2020
West Sacramento	3525 Carlin Drive	—	33,707	4,350	—	33,707	4,350	38,057	—	2021
Colorado
Grand Junction	2139 Bond Street	—	4,002	314	—	4,002	314	4,316	(924)	2015
Johnstown	4150 Ronald Reagan Boulevard	—	14,964	1,133	27	14,991	1,133	16,124	(1,341)	2019
Longmont	4300 Godding Hollow Parkway	—	5,322	734	903	6,225	734	6,959	(837)	2018
Loveland	4550 Byrd Drive	—	16,591	3,452	136	16,727	3,452	20,179	(623)	2021
Loveland	4510 Byrd Drive	—	14,134	3,047	2,928	17,062	3,047	20,109	(623)	2021
Connecticut
Avon	60 Security Drive	—	1,282	107	239	1,521	107	1,628	(802)	2012
East Windsor	4 Craftsman Road	—	5,711	400	191	5,902	400	6,302	(1,296)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(1,854)	2012
Milford	200 Research Drive	—	13,853	1,650	236	14,089	1,650	15,739	(501)	2021
Milford	40 Pepes Farm Road	—	10,040	1,264	1,038	11,078	1,264	12,342	(2,308)	2017
North Haven	300 Montowese Avenue Extension	—	39,253	4,086	4,513	43,766	4,086	47,852	(10,599)	2015
Wallingford	5 Sterling Drive	—	6,071	585	317	6,388	585	6,973	(1,138)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(4,735)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,381	3,256	1,237	4,493	(1,504)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(1,332)	2020
Jacksonville	775 Whittaker Road	—	3,391	451	415	3,806	451	4,257	(835)	2017
Jacksonville	9601 North Main Street	—	7,803	650	640	8,443	650	9,093	(1,712)	2017
Jacksonville	550 Gun Club Road	—	7,837	674	1,557	9,394	674	10,068	(1,953)	2017
Jacksonville	555 Zoo Parkway	—	7,025	596	1,016	8,041	596	8,637	(1,634)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	1,418	15,737	1,284	17,021	(1,705)	2019
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(182)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(311)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(337)	2020
Lakeland	4675 Drane Field Road	—	13,060	1,099	—	13,060	1,099	14,159	(883)	2020
Ocala	650 Southwest 27th Avenue	—	13,257	731	2,902	16,159	731	16,890	(4,002)	2013
Orlando	1854 Central Florida Parkway	—	4,814	1,339	1,530	6,344	1,339	7,683	(1,422)	2013
Orlando	7050 Overland Road	—	1,996	721	—	1,996	721	2,717	(674)	2012
Tampa	4330 Williams Road	—	6,390	829	71	6,461	829	7,290	(787)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	600	7,435	2,906	10,341	(481)	2020
Georgia
Atlanta	4200 SW Shirley Drive	—	8,382	1,679	542	8,924	1,679	10,603	(124)	2022
Augusta	1816 Tobacco Road	—	6,249	937	—	6,249	937	7,186	(1,127)	2018
Buford	4823 Roy Carlson Boulevard	—	9,195	1,061	985	10,180	1,061	11,241	(300)	2021
Calhoun	103 Enterprise Drive	—	2,743	388	79	2,822	388	3,210	(678)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—	1,712	475	2,187	(599)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	1,396	9,585	1,715	11,300	(2,129)	2016
Lithonia	1995 Lithonia Industrial Boulevard	—	18,052	943	197	18,249	943	19,192	(395)	2022
Norcross	4075 Blue Ridge Industrial Parkway	—	2,415	1,589	2,485	4,900	1,589	6,489	(744)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119	13,153	439	13,592	(3,174)	2014
Shannon	212 Burlington Drive	—	12,949	393	154	13,103	393	13,496	(3,247)	2013
Smyrna	3500 Highlands Parkway	—	3,092	264	1,722	4,814	264	5,078	(1,065)	2012
Statham	1965 Statham Drive	—	6,130	588	1,258	7,388	588	7,976	(2,187)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,548	612	780	3,328	612	3,940	(663)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	71	2,783	356	3,139	(773)	2013
Illinois
Bartlett	1590 W. Stearns Road	—	19,493	2,198	449	19,942	2,198	22,140	(910)	2021
Batavia	1100 North Raddant Road	—	7,763	1,124	—	7,763	1,124	8,887	(505)	2020
Batavia	1862 Suncast Lane	—	4,427	598	274	4,701	598	5,299	(191)	2021
Batavia	1100 Paramount Parkway	—	4,238	618	—	4,238	618	4,856	(845)	2017
Belvidere	3458 Morreim Drive	—	4,083	442	255	4,338	442	4,780	(1,107)	2015
Belvidere	775 Logistics Drive	—	16,914	2,341	31	16,945	2,341	19,286	(3,377)	2017
Belvidere	725 Landmark Drive	—	3,485	538	121	3,606	538	4,144	(896)	2013
Belvidere	888 Landmark Drive	—	6,824	670	78	6,902	670	7,572	(1,687)	2013
Belvidere	3915 & 3925 Morreim Drive	—	4,291	668	—	4,291	668	4,959	(1,095)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	274	3,973	866	4,839	(1,123)	2013
Belvidere	857 Landmark Drive	—	8,269	1,542	1,665	9,934	1,542	11,476	(2,648)	2013
Belvidere	984 Landmark Drive	—	71	216	—	71	216	287	(71)	2013
Cary	680 Industrial Drive	—	3,331	498	16	3,347	498	3,845	(228)	2020
Crystal Lake	220 Exchange Drive	—	8,465	1,343	69	8,534	1,343	9,877	(409)	2021
Crystal Lake	300 Exchange Drive	—	9,742	1,568	—	9,742	1,568	11,310	(467)	2021
Crystal Lake	450 Congress Parkway	—	8,861	1,456	8	8,869	1,456	10,325	(452)	2021
Crystal Lake	215 Exchange Drive	—	10,737	1,790	—	10,737	1,790	12,527	(504)	2021
DeKalb	1085 Peace Road	—	4,505	489	—	4,505	489	4,994	(1,296)	2013
Elgin	1360 Madeline Lane	—	19,754	1,135	60	19,814	1,135	20,949	(668)	2021
Elgin	1385 Madeline Lane	—	15,366	1,057	213	15,579	1,057	16,636	(565)	2021
Elgin	1690 Cambridge Drive	—	3,332	270	—	3,332	270	3,602	(121)	2021
Elmhurst	934 North Church Road	—	6,326	874	—	6,326	874	7,200	(194)	2022
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,231	1,716	1,272	12,503	1,716	14,219	(3,019)	2014
Harvard	875 West Diggins Street	—	2,875	1,157	695	3,570	1,157	4,727	(1,115)	2013
Hodgkins	6600 River Road	—	30,599	2,570	—	30,599	2,570	33,169	(1,877)	2020
Hodgkins	6620 River Road	—	6,163	3,127	—	6,163	3,127	9,290	(291)	2021
Itasca	1251 W. Ardmore Avenue	—	3,621	1,223	—	3,621	1,223	4,844	(162)	2021
Itasca	1500 Bryn Mawr Avenue	—	3,871	2,073	—	3,871	2,073	5,944	(193)	2021
Itasca	1800 Bruning Drive	—	12,216	2,428	1,224	13,440	2,428	15,868	(3,270)	2016
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(1,017)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(829)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	120	3,938	576	4,514	(703)	2018
McHenry	921 Ridgeview Drive	—	4,010	448	27	4,037	448	4,485	(675)	2018
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,373	2,190	2,996	15,369	2,190	17,559	(4,302)	2012
Saint Charles	3810-3820 Stern Avenue	—	7,028	1,321	—	7,028	1,321	8,349	(248)	2021
Saint Charles	3850 Ohio Avenue	—	5,976	1,160	—	5,976	1,160	7,136	(20)	2022
Sauk Village	21399 Torrence Avenue	—	5,405	877	676	6,081	877	6,958	(1,563)	2013
Schaumburg	710 East State Parkway	—	4,086	689	177	4,263	689	4,952	(364)	2020
Vernon Hills	888 Forest Edge Drive	—	9,383	2,416	465	9,848	2,416	12,264	(381)	2021
Waukegan	3751 Sunset Avenue	—	5,030	1,004	—	5,030	1,004	6,034	(941)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	772	2,808	768	3,576	(858)	2016
West Chicago	1400 Northwest Avenue	—	668	382	282	950	382	1,332	(238)	2016
West Chicago	1450 Northwest Avenue	—	768	450	272	1,040	450	1,490	(283)	2016
West Chicago	1145 & 1149 Howard	—	842	369	392	1,234	369	1,603	(295)	2016
West Chicago	1270 Nuclear Drive	—	892	216	315	1,207	216	1,423	(280)	2016
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,283	7,418	915	8,333	(1,801)	2016
West Dundee	901-907 Wesemann Drive	—	12,640	948	45	12,685	948	13,633	(491)	2021
Wood Dale	321 Forster Avenue	—	4,982	1,226	—	4,982	1,226	6,208	(957)	2016
Woodstock	1005 Courtaulds Drive	—	3,796	496	183	3,979	496	4,475	(1,264)	2012
Indiana
Albion	600 South 7th Street	—	407	53	—	407	53	460	(318)	2006
Albion	1514 Progress Drive	—	1,443	126	—	1,443	126	1,569	(562)	2006
Elkhart	2701 Marina Drive	—	210	25	143	353	25	378	(133)	2007
Elkhart	23590 County Road 6	—	3,519	422	1,175	4,694	422	5,116	(1,649)	2007
Fort Wayne	3424 Centennial Drive	—	3,076	112	3	3,079	112	3,191	(739)	2014
Goshen	2600 College Avenue	—	5,998	1,442	1,824	7,822	1,442	9,264	(2,386)	2011
Greenwood	2441 E. Main Street	—	12,745	911	—	12,745	911	13,656	(656)	2021
Indianapolis	7701 West New York Street	—	3,931	620	—	3,931	620	4,551	(179)	2021
Jeffersonville	101 Jacobs Way	—	35,174	2,891	—	35,174	2,891	38,065	(375)	2022
Lafayette	1520 Kepner Drive	—	2,205	295	65	2,270	295	2,565	(618)	2012
Lafayette	1540-1530 Kepner Drive	—	3,405	410	372	3,777	410	4,187	(1,008)	2012
Lafayette	1521 Kepner Drive	—	7,920	906	514	8,434	906	9,340	(2,389)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(3,000)	2018
Lebanon	800 Edwards Drive	—	36,091	2,359	—	36,091	2,359	38,450	(3,531)	2019
Lebanon	121 N. Enterprise Boulevard	—	50,300	2,948	—	50,300	2,948	53,248	(4,466)	2019
Marion	2201 E. Loew Road	—	2,934	243	718	3,652	243	3,895	(1,164)	2012
Portage	6515 Ameriplex Drive	—	28,094	1,626	425	28,519	1,626	30,145	(3,331)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,474)	2012
South Bend	3310 William Richardson Court	—	4,718	411	294	5,012	411	5,423	(1,434)	2012
Yoder	2909 Pleasant Center Road	—	24,504	941	665	25,169	941	26,110	(2,480)	2020
Iowa

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Ankeny	5910 Southeast Rio Circle	—	13,709	846	105	13,814	846	14,660	(1,352)	2019
Ankeny	6150 Southeast Rio Circle	—	19,104	1,421	—	19,104	1,421	20,525	(618)	2021
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(759)	2017
Des Moines	3915 Delaware Avenue	—	9,342	1,685	28	9,370	1,685	11,055	(363)	2021
Des Moines	1900 E. 17th Street	—	4,477	556	—	4,477	556	5,033	(767)	2018
Marion	6301 North Gateway Drive	—	2,229	691	188	2,417	691	3,108	(772)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,007	1,360	544	13,551	1,360	14,911	(2,695)	2017
Lenexa	9700 Lackman Road	—	9,649	1,759	33	9,682	1,759	11,441	(1,105)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(2,755)	2014
Olathe	1202 South Lone Elm Road	—	16,272	1,193	67	16,339	1,193	17,532	(1,826)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	4,199	24,962	2,431	27,393	(6,257)	2016
Wichita	2655/2755 South Eastmoor Street	—	1,815	88	10	1,825	88	1,913	(512)	2012
Wichita	2652 South Eastmoor Street	—	1,839	107	183	2,022	107	2,129	(625)	2012
Wichita	2510 South Eastmoor Street	—	833	76	181	1,014	76	1,090	(428)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,295	379	125	2,420	379	2,799	(896)	2007
Danville	1355 Lebanon Road	—	11,593	965	4,325	15,918	965	16,883	(4,958)	2011
Erlanger	1500-1532 Interstate Drive	—	3,791	635	346	4,137	635	4,772	(985)	2016
Florence	9200 Brookfield Court	—	7,914	863	88	8,002	863	8,865	(1,196)	2019
Florence	1100 Burlington Pike	—	10,858	3,109	282	11,140	3,109	14,249	(2,334)	2018
Hebron	2151 Southpark Drive	—	4,526	370	773	5,299	370	5,669	(1,356)	2014
Louisville	6350 Ladd Avenue	—	3,615	386	1,326	4,941	386	5,327	(1,345)	2011
Louisville	6400 Ladd Avenue	—	5,767	616	1,745	7,512	616	8,128	(2,035)	2011
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,871	1,619	626	6,497	1,619	8,116	(835)	2019
Baton Rouge	6735 Exchequer Drive	—	6,682	2,567	—	6,682	2,567	9,249	(987)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	42	15,444	1,962	17,406	(2,443)	2018
Shreveport	7540 Bert Kouns Industrial Loop	—	5,572	1,804	1,276	6,848	1,804	8,652	(1,457)	2015
Maine
Biddeford	1 Baker's Way	—	8,164	1,369	4,849	13,013	1,369	14,382	(3,241)	2016
Gardiner	47 Market Street	—	8,983	948	23	9,006	948	9,954	(2,429)	2016
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(2,442)	2007
Portland	125 Industrial Way	—	3,648	891	284	3,932	891	4,823	(1,008)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,776	2,982	38	8,814	2,982	11,796	(1,095)	2019
Hagerstown	11835 Newgate Boulevard	—	55,177	6,036	—	55,177	6,036	61,213	(1,978)	2021
Hagerstown	11841 Newgate Boulevard	—	55,448	6,174	133	55,581	6,174	61,755	(2,060)	2021
Hagerstown	105 Enterprise Lane	—	11,213	3,472	—	11,213	3,472	14,685	(683)	2021
Hampstead	630 Hanover Pike	—	34,933	780	2,738	37,671	780	38,451	(9,145)	2013
Hunt Valley	11100 Gilroy Road	—	4,904	538	—	4,904	538	5,442	(253)	2021
White Marsh	6210 Days Cove Road	—	6,912	963	774	7,686	963	8,649	(978)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Massachusetts
Chicopee	2189 Westover Road	—	5,614	504	3,145	8,759	504	9,263	(1,651)	2012
Hudson	4 Robert Bonazzoli Avenue	—	12,662	723	76	12,738	723	13,461	(513)	2021
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(1,124)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,580)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	—	7,243	2,397	9,640	(1,337)	2019
Norton	202 South Washington Street	—	6,105	2,839	250	6,355	2,839	9,194	(1,872)	2011
South Easton	55 Bristol Drive	—	5,826	403	481	6,307	403	6,710	(957)	2017
Sterling	15 Chocksett Road	—	10,797	1,472	—	10,797	1,472	12,269	(453)	2021
Stoughton	100 Campanelli Parkway	—	2,613	2,256	1,660	4,273	2,256	6,529	(1,564)	2015
Stoughton	12 Campanelli Parkway	—	1,138	538	293	1,431	538	1,969	(446)	2015
Westborough	35 Otis Street	—	5,733	661	23	5,756	661	6,417	(1,104)	2016
Michigan
Belleville	8200 Haggerty Road	—	6,484	724	616	7,100	724	7,824	(1,321)	2017
Canton	47440 Michigan Avenue	—	23,732	2,378	180	23,912	2,378	26,290	(2,401)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	12	1,111	207	1,318	(440)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	477	1,275	150	1,425	(428)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	210	1,012	151	1,163	(458)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,365	7,371	942	8,313	(2,931)	2007
Grand Rapids	5445 International Parkway	—	7,082	1,241	43	7,125	1,241	8,366	(548)	2020
Grand Rapids	5079 33rd Street	—	4,907	892	—	4,907	892	5,799	(136)	2022
Grand Rapids	5333 33rd Street	—	3,460	1,052	—	3,460	1,052	4,512	(127)	2022
Grand Rapids	5050 Kendrick Street, SE	—	7,332	169	34	7,366	169	7,535	(1,809)	2015
Holland	4757 128th Avenue	—	3,273	279	208	3,481	279	3,760	(949)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,955	307	29	7,984	307	8,291	(1,047)	2019
Kentwood	4647 60th Street SE	—	16,933	1,256	1,803	18,736	1,256	19,992	(694)	2021
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(664)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,357	15,063	501	15,564	(3,602)	2011
Lansing	2780 Sanders Road	—	3,961	580	43	4,004	580	4,584	(1,092)	2012
Lansing	5640 Pierson Highway	—	7,056	429	100	7,156	429	7,585	(2,084)	2012
Lansing	2051 South Canal Road	—	5,176	907	—	5,176	907	6,083	(1,413)	2013
Livonia	38150 Plymouth Road	—	7,032	1,390	582	7,614	1,390	9,004	(1,331)	2018
Livonia	38220 Plymouth Road	—	8,918	848	987	9,905	848	10,753	(1,229)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(369)	2013
Novi	22925 Venture Drive	—	3,649	252	363	4,012	252	4,264	(1,090)	2012
Novi	25250 Regency Drive	—	6,035	626	23	6,058	626	6,684	(1,530)	2015
Novi	43800 Gen Mar Drive	—	16,918	1,381	925	17,843	1,381	19,224	(2,571)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	250	4,870	365	5,235	(1,165)	2015
Redford	12100 Inkster Road	—	6,114	728	50	6,164	728	6,892	(1,615)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(2,643)	2018
Romulus	27651 Hildebrandt Road	—	14,949	1,080	289	15,238	1,080	16,318	(2,948)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Sterling Heights	42600 Merrill Street	—	4,191	1,133	1,385	5,576	1,133	6,709	(1,454)	2012
Walker	2640 Northridge Drive	—	4,593	855	342	4,935	855	5,790	(1,444)	2011
Warren	13301 Stephens Road	—	5,820	502	116	5,936	502	6,438	(1,136)	2017
Warren	27027 Mound Road	—	17,584	1,984	—	17,584	1,984	19,568	(1,684)	2020
Warren	25295 Guenther Road	—	19,273	531	—	19,273	531	19,804	(986)	2021
Warren	7500 Tank Avenue	—	16,035	1,290	—	16,035	1,290	17,325	(3,658)	2016
Wixom	48238 Frank Street	—	14,433	293	—	14,433	293	14,726	(509)	2021
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(1,745)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	—	16,873	2,258	19,131	(2,160)	2019
Bloomington	11300 Hampshire Avenue South	—	8,582	1,702	23	8,605	1,702	10,307	(1,502)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(2,396)	2016
Carlos	4750 County Road 13 NE	—	5,855	960	151	6,006	960	6,966	(1,962)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(2,070)	2019
Inver Grove Height	8450 Courthouse Boulevard	—	6,964	2,595	—	6,964	2,595	9,559	(416)	2021
Maple Grove	6250 Sycamore Lane North	—	6,634	969	473	7,107	969	8,076	(1,450)	2017
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	143	10,540	2,327	12,867	(918)	2020
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,062	4,554	1,494	6,048	(1,037)	2018
New Hope	5520 North Highway 169	—	1,902	1,919	449	2,351	1,919	4,270	(675)	2013
Newport	710 Hastings Avenue	—	8,367	1,765	—	8,367	1,765	10,132	(284)	2021
Oakdale	550 Hale Avenue	—	6,556	647	202	6,758	647	7,405	(1,039)	2019
Oakdale	585-595 Hale Avenue	—	5,022	1,396	298	5,320	1,396	6,716	(897)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(1,013)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	24	5,879	1,109	6,988	(723)	2019
Plymouth	6075 Trenton Lane North	—	6,919	1,569	—	6,919	1,569	8,488	(824)	2019
Savage	14399 Huntington Avenue	—	3,836	3,194	1,253	5,089	3,194	8,283	(1,614)	2014
Shakopee	5101/4901 Valley Industrial Boulevard	—	11,596	584	—	11,596	584	12,180	(314)	2022
Shakopee	1451 Dean Lakes Trail	—	12,496	927	61	12,557	927	13,484	(1,223)	2019
Saint Paul	1700 Wynne Avenue	—	23,675	2,258	—	23,675	2,258	25,933	(905)	2021
South Saint Paul	411 Farwell Avenue	—	14,975	2,378	498	15,473	2,378	17,851	(2,626)	2018
Mississippi
Southaven	228 Access Drive	—	28,566	1,000	26	28,592	1,000	29,592	(1,985)	2020
Missouri
Berkeley	8901 Springdale Avenue	—	9,859	1,423	—	9,859	1,423	11,282	(410)	2021
Earth City	1 American Eagle Plaza	—	2,751	1,123	60	2,811	1,123	3,934	(674)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,358	791	—	9,358	791	10,149	(1,044)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	1,599	6,629	1,382	8,011	(1,959)	2011
Kansas City	4001 North Norfleet Road	—	48,342	4,239	—	48,342	4,239	52,581	(1,579)	2022
O'Fallon	6705 Keaton Corporate Parkway	—	3,606	1,233	401	4,007	1,233	5,240	(949)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	829	3,408	1,242	4,650	(1,053)	2011
Nebraska
Bellevue	10601 S 15th Street	—	20,384	1,691	—	20,384	1,691	22,075	(1,385)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
La Vista	11720 Peel Circle	—	14,679	1,232	—	14,679	1,232	15,911	(512)	2021
Omaha	10488 S. 136th Street	—	13,736	1,602	52	13,788	1,602	15,390	(1,588)	2019
Omaha	9995 I Street	—	3,202	572	164	3,366	572	3,938	(363)	2019
Omaha	10025 I Street	—	2,449	579	133	2,582	579	3,161	(351)	2019
Omaha	9931 South 136th Street	—	2,636	828	221	2,857	828	3,685	(127)	2021
Omaha	9950 South 134th Street	—	3,398	868	—	3,398	868	4,266	(135)	2021
Nevada
Fernley	190 Resource Drive	—	11,401	1,034	—	11,401	1,034	12,435	(612)	2021
Las Vegas	730 Pilot Road	—	12,390	2,615	236	12,626	2,615	15,241	(2,079)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	117	3,376	770	4,146	(566)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(516)	2019
Paradise	6460 Arville Street	—	3,415	1,465	251	3,666	1,465	5,131	(538)	2019
Reno	9025 Moya Boulevard	—	3,356	1,372	107	3,463	1,372	4,835	(960)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	977	7,305	938	8,243	(1,789)	2017
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Road	—	6,683	730	—	6,683	730	7,413	(1,949)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	487	8,957	1,431	10,388	(2,380)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	149	11,001	2,367	13,368	(1,093)	2019
Burlington	8 Campus Drive	—	15,797	3,267	266	16,063	3,267	19,330	(964)	2015
Burlington	6 Campus Drive	—	19,577	4,030	1,356	20,933	4,030	24,963	(5,011)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,264	2,272	1,555	9,819	2,272	12,091	(2,157)	2017
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	—	6,372	1,121	7,493	(1,036)	2019
Moorestown	550 Glen Avenue	—	5,678	466	80	5,758	466	6,224	(793)	2019
Moorestown	600 Glen Court	—	4,749	510	40	4,789	510	5,299	(750)	2019
Mt. Laurel	103 Central Avenue	—	6,695	616	942	7,637	616	8,253	(538)	2020
Pedricktown	One Gateway Boulevard	—	10,250	2,414	4,544	14,794	2,414	17,208	(2,172)	2017
Swedesboro	2165 Center Square Road	—	5,129	1,212	818	5,947	1,212	7,159	(1,046)	2017
Westampton	800 Highland Drive	—	27,336	3,647	—	27,336	3,647	30,983	(676)	2021
New Mexico
Santa Teresa	150 Earhardt Drive	—	8,906	723	—	8,906	723	9,629	(131)	2022
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(862)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,032	3,731	216	3,947	(1,280)	2011
Farmington	5786 Collett Road	—	5,282	410	896	6,178	410	6,588	(2,200)	2007
Gloversville	125 Belzano Drive	—	1,299	117	7	1,306	117	1,423	(404)	2012
Gloversville	122 Belzano Drive	—	2,559	151	73	2,632	151	2,783	(751)	2012
Gloversville	109 Belzano Drive	—	1,486	154	164	1,650	154	1,804	(480)	2012
Johnstown	123 Union Avenue	—	1,592	216	33	1,625	216	1,841	(445)	2012
Johnstown	231 Enterprise Drive	—	955	151	96	1,051	151	1,202	(369)	2012
Johnstown	150 Enterprise Avenue	—	1,440	140	—	1,440	140	1,580	(470)	2012
Rochester	2883 Brighton Henrietta Townline Road	—	6,979	619	601	7,580	619	8,199	(543)	2020

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Rochester	1350 Scottsville Road	—	6,746	208	—	6,746	208	6,954	(638)	2020
Ronkonkoma	845 South 1st Street	(4,744)	6,091	1,213	40	6,131	1,213	7,344	(381)	2021
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(593)	2020
Charlotte	1401 Tar Heel Road	—	3,842	515	63	3,905	515	4,420	(759)	2015
Charlotte	2027 Gateway Boulevard	—	3,654	913	30	3,684	913	4,597	(555)	2018
Charlotte	3115 Beam Road	—	4,839	369	179	5,018	369	5,387	(392)	2020
Durham	2702 Weck Drive	—	2,589	753	138	2,727	753	3,480	(632)	2015
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(832)	2020
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(957)	2018
Huntersville	13201 Reese Boulevard Unit 100	—	3,123	1,061	980	4,103	1,061	5,164	(1,077)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,345	5,208	232	5,440	(1,601)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,548)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(1,302)	2012
Mebane	7110 E. Washington Street	—	4,981	358	1,338	6,319	358	6,677	(1,514)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	459	6,041	1,091	7,132	(771)	2019
Mooresville	119 Super Sport Drive	—	17,889	4,195	334	18,223	4,195	22,418	(3,038)	2017
Mooresville	313 Mooresville Boulevard	—	6,968	701	466	7,434	701	8,135	(2,269)	2011
Mountain Home	199 N. Egerton Road	—	2,359	523	—	2,359	523	2,882	(571)	2014
Newton	1500 Prodelin Drive	—	7,338	732	1,283	8,621	732	9,353	(2,069)	2011
Pineville	10519 Industrial Drive	—	1,179	392	—	1,179	392	1,571	(312)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(2,035)	2011
Salisbury	990 Cedar Springs Road	—	5,009	1,535	2,625	7,634	1,535	9,169	(1,659)	2017
Smithfield	3250 Highway 70 Business West	—	10,397	613	72	10,469	613	11,082	(2,023)	2011
Troutman	279 & 281 Old Murdock Road	—	13,392	802	297	13,689	802	14,491	(2,243)	2018
Winston-Salem	2655 Annapolis Drive	—	10,716	610	16	10,732	610	11,342	(2,863)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(2,296)	2018
Ohio
Bedford Heights	26801 Fargo Avenue	—	5,267	837	955	6,222	837	7,059	(1,514)	2017
Boardman	365 McClurg Road	—	3,473	282	872	4,345	282	4,627	(1,785)	2007
Canal Winchester	6200-6250 Winchester Boulevard	—	37,431	6,403	—	37,431	6,403	43,834	(1,649)	2021
Canal Winchester	6260-6300 Winchester Boulevard	—	19,432	3,708	359	19,791	3,708	23,499	(970)	2021
Columbus	1605 Westbelt Drive	—	5,222	337	125	5,347	337	5,684	(1,054)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	(269)	44,843	3,410	48,253	(3,038)	2020
Columbus	200 McCormick Boulevard	—	8,960	988	—	8,960	988	9,948	(282)	2022
Columbus	3900-3990 Business Park Drive	—	2,976	489	657	3,633	489	4,122	(1,028)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	529	6,425	331	6,756	(1,681)	2015
Etna	8591 Mink Street SW	—	73,402	2,939	107	73,509	2,939	76,448	(5,287)	2020
Fairborn	1340 E Dayton Yellow Springs Road	—	5,569	867	272	5,841	867	6,708	(1,749)	2015
Fairfield	4275 Thunderbird Lane	—	2,788	948	822	3,610	948	4,558	(904)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	252	5,589	1,086	6,675	(1,054)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Gahanna	1120 Morrison Road	—	3,806	1,265	2,244	6,050	1,265	7,315	(1,810)	2011
Groveport	5830 Green Pointe Drive South	—	10,828	642	236	11,064	642	11,706	(1,968)	2017
Hilliard	4251 Leap Road	—	7,412	550	896	8,308	550	8,858	(1,574)	2017
Macedonia	8295 Bavaria Drive	—	10,219	1,001	—	10,219	1,001	11,220	(297)	2022
Macedonia	1261 Highland Road	—	8,063	1,690	292	8,355	1,690	10,045	(2,025)	2015
Maple Heights	16645 Granite Road	—	4,357	922	—	4,357	922	5,279	(268)	2021
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(1,172)	2014
North Jackson	500 South Bailey Road	—	4,356	1,528	511	4,867	1,528	6,395	(1,300)	2013
North Jackson	382 Rosemont Road	—	7,681	486	1,269	8,950	486	9,436	(2,011)	2011
Oakwood Village	26350 Broadway	—	3,041	343	178	3,219	343	3,562	(828)	2015
Salem	800 Pennsylvania Avenue	—	7,674	858	1,112	8,786	858	9,644	(3,281)	2006
Seville	276 West Greenwich Road	—	1,591	273	103	1,694	273	1,967	(582)	2011
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,157	6,066	2,161	8,227	(1,671)	2011
Strongsville	14450 Foltz Industrial Parkway	—	16,487	1,315	—	16,487	1,315	17,802	(791)	2021
Strongsville	12930 Darice Parkway	—	5,750	491	963	6,713	491	7,204	(1,635)	2014
Toledo	1800 Jason Street	—	6,487	213	250	6,737	213	6,950	(1,894)	2012
Twinsburg	8601 Independence Parkway	—	19,772	3,855	—	19,772	3,855	23,627	(1,426)	2020
Twinsburg	7990 Bavaria Road	—	8,027	590	87	8,114	590	8,704	(2,829)	2007
West Chester	9696 International Boulevard	—	8,868	936	—	8,868	936	9,804	(1,890)	2016
West Jefferson	1550 West Main Street	—	70,213	2,015	31	70,244	2,015	72,259	(8,480)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	124	2,335	746	3,081	(764)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,466	10,665	1,614	12,279	(2,526)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(2,119)	2015
Tulsa	10757 East Ute Street	—	7,167	644	125	7,292	644	7,936	(694)	2020
Oregon
Salem	4060 Fairview Industrial Drive	—	3,039	599	780	3,819	599	4,418	(1,154)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	529	1,901	266	2,167	(588)	2011
Wilsonville	9400 SW Barber Street	—	10,142	696	18	10,160	696	10,856	(100)	2022
Pennsylvania
Allentown	7132 Daniels Drive	—	7,199	1,962	2,130	9,329	1,962	11,291	(2,433)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	178	23,594	1,248	24,842	(3,065)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	47	10,586	935	11,521	(1,598)	2018
Clinton	2300 Sweeney Drive	—	19,339	—	25	19,364	—	19,364	(3,654)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(1,830)	2018
Clinton	2300 Sweeney Drive Extension	—	16,840	—	931	17,771	—	17,771	(2,249)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(795)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(436)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(1,308)	2020
Clinton	1100 Clifford Ball Drive	—	40,282	—	—	40,282	—	40,282	(1,097)	2022
Croydon	3001 State Road	—	4,655	829	—	4,655	829	5,484	(726)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	732	6,047	1,000	7,047	(1,495)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Export	1003 Corporate Lane	—	5,604	667	—	5,604	667	6,271	(724)	2019
Hazleton	69 Green Mountain Road	—	43,685	4,995	154	43,839	4,995	48,834	(1,773)	2021
Imperial	200 Solar Drive	—	22,135	1,762	—	22,135	1,762	23,897	(2,281)	2019
Lancaster	2919 Old Tree Drive	—	5,134	1,520	1,280	6,414	1,520	7,934	(1,996)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	103	3,874	1,370	5,244	(816)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(952)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	1,083	7,410	1,884	9,294	(1,508)	2016
Langhorne	1 Cabot Boulevard East	—	4,203	1,155	83	4,286	1,155	5,441	(561)	2020
Lebanon	1 Keystone Drive	—	5,083	1,380	163	5,246	1,380	6,626	(1,858)	2017
Mechanicsburg	6350 Brackbill Boulevard	—	5,079	1,482	1,813	6,892	1,482	8,374	(1,587)	2014
Mechanicsburg	6360 Brackbill Boulevard	—	7,042	1,800	989	8,031	1,800	9,831	(1,911)	2014
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	726	8,703	1,452	10,155	(2,155)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	2,498	16,282	843	17,125	(4,294)	2012
New Galilee	1750 Shenango Road	—	25,636	1,127	274	25,910	1,127	27,037	(2,805)	2019
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(1,258)	2018
New Kingstown	6 Doughten Road	—	8,625	2,041	619	9,244	2,041	11,285	(2,383)	2014
O'Hara Township	100 Papercraft Park	—	18,612	1,435	8,179	26,791	1,435	28,226	(8,204)	2012
Pittston	One Commerce Road	—	19,603	677	97	19,700	677	20,377	(3,327)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	1,276	6,570	1,708	8,278	(1,190)	2016
Warrendale	410-426 Keystone Drive	—	12,089	1,853	786	12,875	1,853	14,728	(1,694)	2018
York	2925 East Market Street	—	14,209	2,152	381	14,590	2,152	16,742	(2,306)	2017
York	57 Grumbacher Road	—	14,832	966	28	14,860	966	15,826	(2,085)	2018
York	420 Emig Road	—	7,886	869	—	7,886	869	8,755	(1,237)	2019
York	915 Woodland View Drive	—	5,788	1,139	138	5,926	1,139	7,065	(292)	2021
York	2800 Concord Road	—	21,154	1,478	599	21,753	1,478	23,231	(826)	2021
South Carolina
Columbia	128 Crews Drive	—	5,171	783	162	5,333	783	6,116	(1,283)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	1,267	12,248	1,002	13,250	(3,865)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(2,408)	2012
Duncan	175 Spartangreen Boulevard	—	12,390	936	52	12,442	936	13,378	(546)	2021
Edgefield	One Tranter Drive	—	938	220	887	1,825	220	2,045	(693)	2012
Fountain Inn	107 Southchase Boulevard	—	8,308	766	412	8,720	766	9,486	(1,482)	2018
Fountain Inn	141 Southchase Boulevard	—	14,984	1,878	81	15,065	1,878	16,943	(2,911)	2017
Fountain Inn	111 Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(1,125)	2016
Gaffney	50 Peachview Boulevard	—	4,383	1,233	2,058	6,441	1,233	7,674	(1,167)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(3,413)	2019
Greenwood	215 Mill Avenue	—	1,824	166	641	2,465	166	2,631	(587)	2012
Greenwood	308-310 Maxwell Avenue	—	1,168	169	673	1,841	169	2,010	(470)	2012
Greer	2501 Highway 101	—	10,841	1,126	658	11,499	1,126	12,625	(1,811)	2018
Greer	8 Shelter Drive	—	4,939	681	3,478	8,417	681	9,098	(1,522)	2018
Greer	1000 Robinson Road	—	25,631	849	—	25,631	849	26,480	(760)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Greer	1817 East Poinsett Street	—	37,469	3,674	72	37,541	3,674	41,215	—	2022
Greer	1809 East Poinsett Street	—	41	1,885	—	41	1,885	1,926	—	2022
Greer	129 Metro Court	—	1,434	129	392	1,826	129	1,955	(455)	2015
Greer	149 Metro Court	—	1,731	128	558	2,289	128	2,417	(482)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(185)	2015
Greer	154 Metro Court	—	2,963	306	959	3,922	306	4,228	(911)	2015
Laurens	103 Cherry Blossom Drive	—	4,033	151	52	4,085	151	4,236	(853)	2015
Piedmont	1100 Piedmont Highway	—	4,093	231	450	4,543	231	4,774	(999)	2015
Piedmont	1102 Piedmont Highway	—	2,092	158	45	2,137	158	2,295	(482)	2015
Piedmont	1104 Piedmont Highway	—	2,166	204	—	2,166	204	2,370	(623)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	2,022	11,282	797	12,079	(1,485)	2018
Piedmont	1610 Old Grove Road	—	18,893	1,971	—	18,893	1,971	20,864	(3,481)	2019
Piedmont	100 Exchange Logistics Park Drive	—	25,151	569	1,001	26,152	569	26,721	(624)	2022
Piedmont	119 Matrix Parkway	—	13,912	331	—	13,912	331	14,243	(363)	2022
Rock Hill	2751 Commerce Drive, Unit C	(3,296)	6,146	1,411	767	6,913	1,411	8,324	(1,572)	2016
Rock Hill	1953 Langston Street	—	4,333	1,095	897	5,230	1,095	6,325	(1,075)	2017
Rock Hill	2225 Williams Industrial Boulevard	—	10,903	1,118	—	10,903	1,118	12,021	(839)	2020
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,659	6,619	957	7,576	(1,635)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	1,053	4,417	470	4,887	(1,212)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	3,426	27,626	1,454	29,080	(3,700)	2018
Spartanburg	5675 North Blackstock Road	—	15,100	1,867	271	15,371	1,867	17,238	(3,932)	2016
Spartanburg	950 Brisack Road	—	3,564	342	1,026	4,590	342	4,932	(1,234)	2014
Spartanburg	2071 Fryml Drive	—	7,624	663	—	7,624	663	8,287	(1,019)	2019
Spartanburg	2171 Fryml Drive	—	4,480	530	86	4,566	530	5,096	(671)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	745	17,280	895	18,175	(1,995)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	944	6,741	493	7,234	(1,914)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	534	5,244	1,157	6,401	(567)	2019
West Columbia	185 McQueen Street	—	6,946	715	2,355	9,301	715	10,016	(2,386)	2013
West Columbia	610 Kelsey Court	—	9,488	488	—	9,488	488	9,976	(1,728)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(1,669)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(1,245)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	—	26,023	1,422	27,445	(3,436)	2019
West Columbia	842 Bistline Drive	—	12,723	1,217	1,749	14,472	1,217	15,689	(725)	2021
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(2,064)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	14	2,195	187	2,382	(486)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(1,009)	2015
Chattanooga	1100 Wisdom Street & 1295 Stuart Street	—	7,959	424	397	8,356	424	8,780	(2,312)	2015
Cleveland	4405 Michigan Avenue Road NE	—	3,161	554	84	3,245	554	3,799	(1,110)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	241	3,342	403	3,745	(827)	2015
Jackson	1094 Flex Drive	—	2,374	230	628	3,002	230	3,232	(952)	2012
Knoxville	2525 Quality Drive	—	3,104	447	46	3,150	447	3,597	(820)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Knoxville	2522 and 2526 Westcott Boulevard	—	4,919	472	—	4,919	472	5,391	(757)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	735	8,547	1,117	9,664	(1,203)	2019
Lebanon	535 Maddox-Simpson Parkway	—	16,067	1,016	50	16,117	1,016	17,133	(2,648)	2019
Lebanon	675 Maddox-Simpson Parkway	—	5,891	519	—	5,891	519	6,410	(202)	2021
Loudon	1700 Elizabeth Lee Parkway	—	3,686	170	1,572	5,258	170	5,428	(993)	2015
Madison	538 Myatt Drive	—	5,758	1,655	1,891	7,649	1,655	9,304	(2,511)	2011
Mascot	9575 Commission Drive	—	3,179	284	75	3,254	284	3,538	(846)	2016
Mascot	2122 Holston Bend Drive	—	4,323	385	611	4,934	385	5,319	(1,117)	2013
Memphis	7625 Appling Center Drive	—	13,463	539	—	13,463	539	14,002	(377)	2022
Memphis	4880 East Tuggle Road	—	41,078	2,501	1,000	42,078	2,501	44,579	(4,863)	2019
Murfreesboro	1975 Joe B. Jackson Parkway	—	9,617	2,206	6	9,623	2,206	11,829	(258)	2022
Murfreesboro	540 New Salem Road	—	2,799	722	151	2,950	722	3,672	(942)	2014
Nashville	3258 Ezell Pike	—	3,455	547	174	3,629	547	4,176	(873)	2013
Vonore	90 Deer Crossing Road	—	7,821	2,355	85	7,906	2,355	10,261	(2,347)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	385	2,759	413	3,172	(1,039)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,165	6,932	1,246	8,178	(1,816)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	1,774	13,644	4,066	17,710	(3,813)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	1,018	22,013	1,853	23,866	(2,930)	2018
El Paso	32 Celerity Wagon	—	3,532	—	196	3,728	—	3,728	(714)	2017
El Paso	48 Walter Jones Boulevard	—	10,250	—	163	10,413	—	10,413	(2,237)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	850	9,902	1,248	11,150	(2,491)	2014
El Paso	6500 N. Desert Boulevard	—	7,518	1,124	474	7,992	1,124	9,116	(1,992)	2014
El Paso	1550 Northwestern Drive	—	14,011	1,854	2,433	16,444	1,854	18,298	(4,037)	2014
El Paso	1701 Northwestern Drive	—	9,897	1,581	2,031	11,928	1,581	13,509	(2,716)	2014
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(1,628)	2015
El Paso	12285 Gateway Boulevard West	—	22,571	1,725	—	22,571	1,725	24,296	(872)	2021
El Paso	9571 Pan American Drive	—	9,382	1,101	—	9,382	1,101	10,483	(145)	2022
El Paso	9555 Plaza Circle	—	4,666	626	128	4,794	626	5,420	(86)	2022
El Paso	9494 Escobar Drive	—	8,551	701	—	8,551	701	9,252	(133)	2022
El Paso	47 Butterfield Circle & 12 Leigh Fisher Boulevard	—	3,096	—	1,588	4,684	—	4,684	(1,604)	2012
Garland	2901 W. Kingsley Road	—	5,166	1,344	3,230	8,396	1,344	9,740	(1,740)	2014
Grapevine	2402 Esters Boulevard	—	9,522	—	84	9,606	—	9,606	(393)	2021
Grapevine	2400 Esters Boulevard	—	15,029	—	301	15,330	—	15,330	(619)	2021
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(1,327)	2019
Houston	9302 Ley Road	—	8,879	1,236	—	8,879	1,236	10,115	(991)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(1,447)	2019
Houston	4949 Windfern Road	—	7,610	2,255	405	8,015	2,255	10,270	(2,177)	2013
Houston	1020 Rankin Road	—	4,802	565	957	5,759	565	6,324	(1,681)	2014
Houston	7300 Airport Boulevard	—	14,087	2,546	1,053	15,140	2,546	17,686	(2,249)	2016
Houston	13627 West Hardy	—	4,989	1,502	—	4,989	1,502	6,491	(1,407)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Houston	868 Pear Street	—	5,508	953	—	5,508	953	6,461	(1,347)	2017
Houston	14620 Henry Road	—	7,052	927	66	7,118	927	8,045	(1,299)	2017
Houston	7049 Brookhollow West Drive	—	9,371	809	15	9,386	809	10,195	(1,321)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	318	9,774	1,108	10,882	(948)	2019
Humble	18727 Kenswick Drive	—	21,476	2,255	—	21,476	2,255	23,731	(2,345)	2019
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(1,003)	2019
Katy	21601 Park Row Drive	—	3,421	1,655	—	3,421	1,655	5,076	(432)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(1,752)	2019
Laredo	13808 Humphrey Road	—	12,410	1,535	—	12,410	1,535	13,945	(2,390)	2017
McAllen	5601 West Military Highway	—	13,549	818	1,584	15,133	818	15,951	(914)	2020
Mission	802 Trinity Street	—	12,623	1,882	572	13,195	1,882	15,077	(2,114)	2018
Rockwall	3400 Discovery Boulevard	—	16,066	2,683	—	16,066	2,683	18,749	(3,471)	2017
Stafford	13720 Stafford Road	—	6,570	339	41	6,611	339	6,950	(1,107)	2017
Waco	101 Apron Road	—	1,394	—	922	2,316	—	2,316	(754)	2011
Utah
Provo	3715 S. Tracy Hall Parkway	—	27,225	1,945	—	27,225	1,945	29,170	(1,080)	2021
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,402	775	—	3,402	775	4,177	(1,114)	2014
Fredericksburg	2031 International Parkway	—	15,235	2,182	—	15,235	2,182	17,417	(268)	2022
Harrisonburg	4500 Early Road	—	11,057	1,455	1,180	12,237	1,455	13,692	(3,241)	2012
Independence	One Compair Way	—	2,061	226	—	2,061	226	2,287	(578)	2012
North Chesterfield	8001 Greenpine Road	—	6,174	1,599	—	6,174	1,599	7,773	(898)	2019
Norfolk	4555 Progress Road	—	7,989	1,259	—	7,989	1,259	9,248	(140)	2022
Richmond	5250 Klockner Drive	—	3,801	819	726	4,527	819	5,346	(638)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	780	10,491	2,307	12,798	(1,320)	2019
Wisconsin
Appleton	1919 W. College Avenue	—	5,757	261	—	5,757	261	6,018	(296)	2021
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(550)	2018
Cudahy	5831 S. Pennsylvania Avenue	—	4,778	1,427	—	4,778	1,427	6,205	(493)	2020
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(1,872)	2012
DeForest	505-507 Stokely Drive	—	5,298	1,131	592	5,890	1,131	7,021	(1,111)	2016
Delavan	329 Hallberg Street	—	2,059	127	30	2,089	127	2,216	(306)	2019
Delavan	1714 Hobbs Drive	—	4,676	241	69	4,745	241	4,986	(634)	2019
East Troy	2761 Buell Drive	—	4,936	304	57	4,993	304	5,297	(1,163)	2014
Elkhorn	555 Koopman Lane	—	3,897	351	493	4,390	351	4,741	(570)	2019
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(485)	2019
Franklin	5215 W Airways Avenue	—	8,193	1,551	—	8,193	1,551	9,744	(411)	2021
Germantown	N117 W18456 Fulton Drive	—	6,023	442	—	6,023	442	6,465	(858)	2018
Germantown	N106 W13131 Bradley Way	—	3,296	359	222	3,518	359	3,877	(561)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(1,533)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	—	5,977	1,186	7,163	(1,818)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2022
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(1,057)	2016
Hudson	2700 Harvey Street	—	7,982	683	6	7,988	683	8,671	(809)	2020
Janesville	2929 Venture Drive	—	17,477	828	979	18,456	828	19,284	(5,073)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(1,117)	2016
Madison	4718 Helgesen Drive	—	6,365	609	475	6,840	609	7,449	(1,118)	2017
Madison	4722 Helgesen Drive	—	4,489	444	39	4,528	444	4,972	(725)	2017
Mayville	605 Fourth Street	—	4,118	547	623	4,741	547	5,288	(1,963)	2007
Mukwonago	103 Hill Court	—	10,844	1,478	219	11,063	1,478	12,541	(479)	2021
Muskego	S64 W15660 Commerce Center Parkway	—	5,497	393	154	5,651	393	6,044	(642)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(1,468)	2019
New Berlin	16555 W. Smalls Road	—	20,176	955	—	20,176	955	21,131	(652)	2021
New Berlin	5600 S. Moorland Road	—	6,409	1,068	43	6,452	1,068	7,520	(1,696)	2013
Oak Creek	525 West Marquette Avenue	—	4,350	526	—	4,350	526	4,876	(759)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(1,002)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,678	841	1,001	7,679	841	8,520	(1,474)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,516	439	52	4,568	439	5,007	(796)	2018
Pleasant Prairie	10411 80th Avenue	—	18,219	2,297	—	18,219	2,297	20,516	(2,042)	2018
Pleasant Prairie	8901 102nd Street	—	4,949	523	440	5,389	523	5,912	(886)	2018
Sun Prairie	1615 Commerce Drive	—	5,809	2,360	2,499	8,308	2,360	10,668	(2,811)	2011
West Allis	2207 S. 114th Street	—	1,757	462	2,024	3,781	462	4,243	(808)	2015
West Allis	2075 S. 114th Street	—	1,848	444	1,698	3,546	444	3,990	(655)	2015
West Allis	2145 S. 114th Street	—	846	252	1,051	1,897	252	2,149	(400)	2015
West Allis	2025 S. 114th Street	—	956	251	801	1,757	251	2,008	(329)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(1,165)	2014
	Total	$(8,040)	$5,197,960	$647,663	$277,672	$5,475,632	$647,663	$6,123,295	$(764,809)
(1)Balance excludes the net unamortized balance of fair market value discount of approximately $0.1 million and unamortized deferred financing fees and debt issuance costs of approximately $5,000.
(2)The initial costs of buildings and improvements is the acquisition costs plus building expansions and non-cash transfers of acquired other assets to initial cost of building and improvements, less asset impairment write-downs and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2022, the aggregate cost for federal income tax purposes of investments in real estate was approximately $7.1 billion.

	Year ended December 31,
	2022	2021	2020
Real Estate:
Balance at beginning of period	$5,664,907	$4,521,301	$3,959,883
Additions during period
Other acquisitions	423,918	1,217,478	664,616
Improvements, etc.	120,151	40,797	59,702
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(80,470)	(107,192)	(152,716)
Write-off of tenant improvements	(3,428)	(7,477)	(5,025)
Asset impairments and involuntary conversion	(1,783)	—	(5,159)
Balance at the end of the period including assets held for sale	6,123,295	5,664,907	4,521,301
Assets held for sale	(6,324)	—	(562)
Balance at the end of the period excluding assets held for sale	$6,116,971	$5,664,907	$4,520,739
Accumulated Depreciation:
Balance at beginning of period	$611,867	$495,466	$393,506
Additions during period
Depreciation and amortization expense	170,088	142,966	126,382
Other additions	—	—	—
Deductions during period
Disposals	(17,146)	(26,565)	(24,422)
Balance at the end of the period including assets held for sale	764,809	611,867	495,466
Assets held for sale	(1,681)	—	(118)
Balance at the end of the period excluding assets held for sale	$763,128	$611,867	$495,348