Form 10-Q
period 2023-03-31
STAG Industrial, Inc.
filed 2023-04-26
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of common stock outstanding at April 25, 2023 was 179,376,755.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Rental Property:
Land	$645,477	$647,098
Buildings and improvements, net of accumulated depreciation of $802,584 and $763,128, respectively	4,683,041	4,706,745
Deferred leasing intangibles, net of accumulated amortization of $333,672 and $328,848, respectively	483,583	508,935
Total rental property, net	5,812,101	5,862,778
Cash and cash equivalents	17,210	25,884
Restricted cash	963	905
Tenant accounts receivable	116,767	115,509
Prepaid expenses and other assets	78,567	71,733
Interest rate swaps	56,203	72,223
Operating lease right-of-use assets	30,843	31,313
Assets held for sale, net	3,183	4,643
Total assets	$6,115,837	$6,184,988
Liabilities and Equity
Liabilities:
Unsecured credit facility	$235,000	$175,000
Unsecured term loans, net	1,020,772	1,020,440
Unsecured notes, net	1,195,619	1,295,442
Mortgage notes, net	7,813	7,898
Accounts payable, accrued expenses and other liabilities	94,122	97,371
Tenant prepaid rent and security deposits	44,142	40,847
Dividends and distributions payable	22,484	22,282
Deferred leasing intangibles, net of accumulated amortization of $25,506 and $24,593, respectively	30,373	32,427
Operating lease liabilities	34,692	35,100
Total liabilities	2,685,017	2,726,807
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2023 and December 31, 2022; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2023 and December 31, 2022, 179,372,871 and 179,248,980 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,794	1,792
Additional paid-in capital	4,188,960	4,188,677
Cumulative dividends in excess of earnings	(892,676)	(876,145)
Accumulated other comprehensive income	54,849	70,500
Total stockholders’ equity	3,352,927	3,384,824
Noncontrolling interest	77,893	73,357
Total equity	3,430,820	3,458,181
Total liabilities and equity	$6,115,837	$6,184,988

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Revenue
Rental income	$173,268	$158,601
Other income	285	608
Total revenue	173,553	159,209
Expenses
Property	35,881	31,775
General and administrative	12,676	12,313
Depreciation and amortization	68,944	67,366
Other expenses	2,979	497
Total expenses	120,480	111,951
Other income (expense)
Interest and other income	19	34
Interest expense	(22,612)	(17,259)
Gain on the sales of rental property, net	20,128	23,955
Total other income (expense)	(2,465)	6,730
Net income	$50,608	$53,988
Less: income attributable to noncontrolling interest	1,142	1,162
Net income attributable to STAG Industrial, Inc.	$49,466	$52,826
Less: amount allocated to participating securities	53	62
Net income attributable to common stockholders	$49,413	$52,764
Weighted average common shares outstanding — basic	179,196	177,827
Weighted average common shares outstanding — diluted	179,297	178,065
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.28	$0.30
Net income per share attributable to common stockholders — diluted	$0.28	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Net income	$50,608	$53,988
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(16,012)	37,237
Other comprehensive income (loss)	(16,012)	37,237
Comprehensive income	34,596	91,225
Income attributable to noncontrolling interest after preferred stock dividends	(1,142)	(1,162)
Other comprehensive (income) loss attributable to noncontrolling interest	361	(802)
Comprehensive income attributable to STAG Industrial, Inc.	$33,815	$89,261

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2023
Balance, December 31, 2022	$—	$179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	3,384,824	$73,357	$3,458,181
Proceeds from sales of common stock, net	—	—	—	(152)	—	—	(152)	—	(152)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,914)	—	(65,914)	1,816	(64,098)
Non-cash compensation activity, net	—	80,057	1	(3,831)	(83)	—	(3,913)	6,206	2,293
Redemption of common units to common stock	—	43,834	1	828	—	—	829	(829)	—
Rebalancing of noncontrolling interest	—	—	—	3,438	—	—	3,438	(3,438)	—
Other comprehensive loss	—	—	—	—	—	(15,651)	(15,651)	(361)	(16,012)
Net income	—	—	—	—	49,466	—	49,466	1,142	50,608
Balance, March 31, 2023	$—	179,372,871	$1,794	$4,188,960	$(892,676)	$54,849	$3,352,927	$77,893	$3,430,820
Three months ended March 31, 2022
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,963	—	—	54,976	—	54,976
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,114)	—	(65,114)	(1,474)	(66,588)
Non-cash compensation activity, net	—	48,628	1	(3,279)	(780)	—	(4,058)	5,737	1,679
Redemption of common units to common stock	—	65,000	1	1,216	—	—	1,217	(1,217)	—
Rebalancing of noncontrolling interest	—	—	—	(3,577)	—	—	(3,577)	3,577	—
Other comprehensive income	—	—	—	—	—	36,435	36,435	802	37,237
Net income	—	—	—	—	52,826	—	52,826	1,162	53,988
Balance, March 31, 2022	$—	179,211,305	$1,792	$4,179,361	$(805,400)	$24,652	$3,400,405	$74,474	$3,474,879
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$50,608	$53,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,944	67,366
Non-cash portion of interest expense	976	864
Amortization of above and below market leases, net	(129)	(84)
Straight-line rent adjustments, net	(5,044)	(4,450)
Gain on the sales of rental property, net	(20,128)	(23,955)
Non-cash compensation expense	3,092	3,260
Change in assets and liabilities:
Tenant accounts receivable	2,694	(262)
Prepaid expenses and other assets	(11,288)	(3,371)
Accounts payable, accrued expenses and other liabilities	(6,599)	(3,401)
Tenant prepaid rent and security deposits	3,295	(1,076)
Total adjustments	35,813	34,891
Net cash provided by operating activities	86,421	88,879
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	—	(144,600)
Additions of land and buildings and improvements	(27,685)	(17,061)
Acquisitions of other assets	—	(2,134)
Proceeds from sales of rental property, net	36,333	35,326
Acquisition deposits, net	1,185	(711)
Acquisitions of deferred leasing intangibles	—	(19,617)
Net cash provided by (used in) investing activities	9,833	(148,797)
Cash flows from financing activities:
Proceeds from unsecured credit facility	209,000	675,000
Repayment of unsecured credit facility	(149,000)	(587,000)
Repayment of unsecured notes	(100,000)	—
Repayment of mortgage notes	(86)	(586)
Payment of loan fees and costs	—	(4)
Proceeds from sales of common stock, net	(76)	55,126
Dividends and distributions	(63,896)	(66,213)
Repurchase and retirement of share-based compensation	(812)	(1,596)
Net cash provided by (used in) financing activities	(104,870)	74,727
Increase (decrease) in cash and cash equivalents and restricted cash	(8,616)	14,809
Cash and cash equivalents and restricted cash—beginning of period	26,789	23,196
Cash and cash equivalents and restricted cash—end of period	$18,173	$38,005
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$18,597	$17,172
Supplemental schedule of non-cash investing and financing activities
Additions of land and buildings and improvements	$—	$(539)
Transfer of other assets to building and other capital improvements	$—	$539
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(4,596)	$590
Additions to building and other capital improvements from non-cash compensation	$(13)	$(26)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(76)	$(167)
Dividends and distributions accrued	$22,484	$22,282
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of single-tenant, industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2023 and December 31, 2022, the Company owned a 97.7% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2023, the Company owned 561 industrial buildings in 41 states with approximately 111.6 million rentable square feet.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$17,210	$25,884
Restricted cash	963	905
Total cash and cash equivalents and restricted cash	$18,173	$26,789

Uncertain Tax Positions

As of March 31, 2023 and December 31, 2022, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property, net as of March 31, 2023 and December 31, 2022.

Rental Property (in thousands)	March 31, 2023	December 31, 2022
Land	$645,477	$647,098
Buildings, net of accumulated depreciation of $540,811 and $513,053, respectively	4,216,760	4,232,964
Tenant improvements, net of accumulated depreciation of $32,556 and $31,578, respectively	42,647	44,526
Building and land improvements, net of accumulated depreciation of $229,217 and $218,497, respectively	347,172	339,274
Construction in progress	76,462	89,981
Deferred leasing intangibles, net of accumulated amortization of $333,672 and $328,848, respectively	483,583	508,935
Total rental property, net	$5,812,101	$5,862,778

Acquisitions

There were no assets acquired by the Company during the three months ended March 31, 2023, compared to eight acquisitions for a purchase price of approximately $166.4 million during the three months ended March 31, 2022.

Dispositions

The following table summarizes the Company’s dispositions for the three months ended March 31, 2023. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Three months ended March 31, 2023
Number of buildings	2
Building square feet (in millions)	0.4
2023 contribution to net income(1)	$180
2022 contribution to net income	$246
Proceeds from sales of rental property, net	$36,333
Net book value	$16,205
Gain on the sales of rental property, net	$20,128
(1) Exclusive of gain on the sales of rental property, net.

Assets Held for Sale

As of March 31, 2023, the related land and buildings and improvements, net of approximately $0.5 million and $2.7 million, respectively, for one building was classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. This building contributed approximately $(0.2) million and $0.1 million to net income (loss) during the months ended March 31, 2023 and 2022, respectively. Subsequent to March 31, 2023, in April 2023, this building was sold to a third party.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$83,040	$(33,752)	$49,288	$86,172	$(34,954)	$51,218
Other intangible lease assets	734,215	(299,920)	434,295	751,611	(293,894)	457,717
Total deferred leasing intangible assets	$817,255	$(333,672)	$483,583	$837,783	$(328,848)	$508,935

Below market leases	$55,879	$(25,506)	$30,373	$57,020	$(24,593)	$32,427
Total deferred leasing intangible liabilities	$55,879	$(25,506)	$30,373	$57,020	$(24,593)	$32,427

The following table summarizes the net increase to rental income and amortization expense for the amortization of deferred leasing intangibles during the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2023	2022
Net increase to rental income related to above and below market lease amortization	$124	$79
Amortization expense related to other intangible lease assets	$22,445	$24,077

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2023 and December 31, 2022.

Indebtedness (dollars in thousands)	March 31, 2023	December 31, 2022	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$235,000	$175,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	235,000	175,000

Unsecured term loans:
Unsecured Term Loan F	200,000	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.09%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,228)	(4,560)
Total carrying value unsecured term loans, net	1,020,772	1,020,440

Unsecured notes:
Series F Unsecured Notes	—	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,381)	(4,558)
Total carrying value unsecured notes, net	1,195,619	1,295,442

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,262	3,296	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,692	4,744	3.71%	October 1, 2039	ii
Total mortgage notes	7,954	8,040
Net unamortized fair market value discount	(138)	(137)
Total unamortized deferred financing fees and debt issuance costs	(3)	(5)
Total carrying value mortgage notes, net	7,813	7,898
Total / weighted average interest rate(5)	$2,459,204	$2,498,780	3.49%
(1)Interest rate as of March 31, 2023. At March 31, 2023, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 4.80247%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of March 31, 2023, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $4.7 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2023 was approximately $761.7 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $16.5 million and $13.1 million as of March 31, 2023 and December 31, 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2023	2022
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$976	$864
Facility, unused, and other fees	$435	$341

Debt Activity

On January 5, 2023, the Company redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series F Unsecured Notes with a fixed interest rate of 3.98%.

On January 19, 2023, the sustainability-related interest rate adjustment for the Unsecured Term Loan H and Unsecured Term Loan I went into effect in connection with the Company's 2022 public disclosure assessment score of “A” from the Global Real Estate Sustainability Benchmark (GRESB). The interest rate adjustment, a 0.02% interest rate reduction for each instrument, will end on June 29, 2024, in accordance with the respective loan agreements.

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of March 31, 2023 and December 31, 2022 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $14.8 million and $14.8 million at March 31, 2023 and December 31, 2022, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$235,000	$235,000	$175,000	$175,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,200,000	1,072,943	1,300,000	1,150,283
Mortgage notes	7,954	6,996	8,040	6,855
Total principal amount	2,467,954	$2,339,939	2,508,040	$2,357,138
Net unamortized fair market value discount	(138)		(137)
Total unamortized deferred financing fees and debt issuance costs	(8,612)		(9,123)
Total carrying value	$2,459,204		$2,498,780

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

As of March 31, 2023, the Company had 25 interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps outstanding as of March 31, 2023 and December 31, 2022.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2023	Fair Value March 31, 2023	Notional Amount December 31, 2022	Fair Value December 31, 2022
Interest rate swaps-Asset	$1,500,000	$56,203	$1,650,000	$72,223
Interest rate swaps-Liability	$—	$—	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $28.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2023	2022
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$(8,542)	$33,506
Income (loss) reclassified from accumulated other comprehensive income into income as interest expense	$7,470	$(3,731)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$22,612	$17,259

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2023, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of March 31, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. There were no financial instruments in a liability position at March 31, 2023 and December 31, 2022.

		Fair Value Measurements as of March 31, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$56,203	$—	$56,203	$—

		Fair Value Measurements as of December 31, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$72,223	$—	$72,223	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2023.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

The following table summarizes the activity under the ATM common stock offering program during the year ended December 31, 2022. There was no activity under the ATM common stock offering program during the three months ended March 31, 2023.

	Year ended December 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$5,721
Total/weighted average	128,335	$45.03	$5,721
(1)This program ended before March 31, 2022.

Restricted Shares of Common Stock

The Company granted restricted shares of common stock under the 2011 Plan on January 11, 2023 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2024, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the three months ended March 31, 2023 and the year ended December 31, 2022.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	185,715	$28.86
Granted	58,580	$44.19
Vested(1)	(73,556)	$28.03
Forfeited	(14,036)	$36.16
Balance at December 31, 2022	156,703	$34.32
Granted	55,954	$34.73
Vested(1)	(68,625)	$31.71
Forfeited	—	$—
Balance at March 31, 2023	144,032	$35.73
(1)The Company repurchased and retired 24,210 and 25,836 restricted shares of common stock that vested during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2023 was approximately $4.4 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2023	2022
Vested restricted shares of common stock	68,625	73,556
Fair value of vested restricted shares of common stock (in thousands)	$2,217	$3,528

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the three months ended March 31, 2023 and the year ended December 31, 2022.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	(6,791)	—	(6,791)	N/A
Conversions from LTIP units to Other Common Units	(98,494)	98,494	—	N/A
Redemptions from Other Common Units to common stock	—	(98,494)	(98,494)	N/A
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%
Granted/Issued	326,215	—	326,215	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(43,834)	43,834	—	N/A
Redemptions from Other Common Units to common stock	—	(43,834)	(43,834)	N/A
Balance at March 31, 2023	2,596,457	1,570,640	4,167,097	2.3%

LTIP Units

The Company granted LTIP units under the 2011 Plan on January 11, 2023 to non-employee, independent directors, which will vest on January 1, 2024, subject to the recipient’s continued service. The Company granted LTIP units under the 2011 Plan on January 11, 2023 to certain executive officers and senior employees of the Company, which will vest in equal installments on a quarterly basis over four years, with the first vesting date having been March 31, 2023, subject to the recipient’s continued employment. Refer to Note 8 for a discussion of the LTIP units granted on January 11, 2023 pursuant to the 2020 performance units.

On March 13, 2023, the Company executed an employment agreement with Steven T. Kimball to serve as the Company's Executive Vice President of Real Estate Operations, effective March 31, 2023. On March 31, 2023, pursuant to the 2011 Plan, the Company awarded Mr. Kimball an initial LTIP unit grant equal in value to approximately $0.6 million, which equated to 19,345 LTIP units, which will vest in equal installments on a quarterly basis over four years, with the first vesting date having been March 31, 2023, subject to Mr. Kimball’s continued employment.

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2023 (excluding the LTIP units granted pursuant to the 2020 performance units discussed in Note 8).

LTIP Units	Assumptions
Grant date	March 31, 2023	January 11, 2023
Expected term (years)	10	10
Expected stock price volatility	37.0%	37.0%
Expected dividend yield	4.0%	4.0%
Risk-free interest rate	3.81%	3.90%
Fair value of LTIP units at issuance (in thousands)	$628	$4,635
LTIP units at issuance	19,345	139,026
Fair value unit price per LTIP unit at issuance	$32.47	$33.34

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

The following table summarizes activity related to the Company’s unvested LTIP units during the three months ended March 31, 2023 and the year ended December 31, 2022.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(513,438)	$38.67
Forfeited	(6,791)	$34.02
Balance at December 31, 2022	140,116	$35.60
Granted	326,215	$33.29
Vested	(212,230)	$34.14
Forfeited	—	$—
Balance at March 31, 2023	254,101	$33.85

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2023 was approximately $6.5 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Vested LTIP units	2023	2022
Vested LTIP units	212,230	414,348
Fair value of vested LTIP units (in thousands)	$7,023	$18,593

8. Equity Incentive Plan

On January 11, 2023, the compensation committee of the board of directors approved and the Company granted performance units under the 2011 Plan to the executive officers and certain key employees of the Company. The terms of the performance units granted on January 11, 2023 are substantially the same as the terms of the performance units granted in January 2022, 2021, and 2020, except that the measuring period commenced on January 1, 2023 and ends on December 31, 2025, and the size-based peer group was eliminated. The target amount of the performance units granted on January 11, 2023 is nominally allocated as follows: (i) 50% to the Company’s total stockholder return (“TSR”) compared to the TSR of an industry peer group; and (ii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT Index.

On March 31, 2023, in connection with the execution of the employment agreement discussed in Note 7, the Company granted Mr. Kimball performance units under the 2011 Plan with a target grant date fair value equal to approximately $0.6 million. The terms and measuring period of the performance units granted to Mr. Kimball are the same as the performance units granted on January 11, 2023.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2023.

Performance Units	Assumptions
Grant date	March 31, 2023	January 11, 2023
Expected stock price volatility	25.4%	37.4%
Expected dividend yield	4.0%	4.0%
Risk-free interest rate	3.8725%	3.9060%
Fair value of performance units grant (in thousands)	$609	$4,517

The expected stock price volatility is based on a mix of the historical and implied volatilities of the Company and certain peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and the dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the time period of the grant date to the end of the measuring period.

On December 31, 2022, the measuring period for the 2020 performance units concluded, and it was determined that the Company’s TSR exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2020 performance units at the conclusion of the applicable measuring period during the three months ended March 31, 2023.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2020 Performance Units
Measuring period conclusion date	December 31, 2022
Issuance date	January 11, 2023
Vested LTIP units	167,844
Vested shares of common stock	40,660
Shares of common stock repurchased and retired	875

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2023 was approximately $9.0 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2023	2022
Restricted shares of common stock	$509	$548
LTIP units	1,328	1,284
Performance units	1,119	1,296
Director compensation(1)	136	121
Total non-cash compensation expense	$3,092	$3,249
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2023 and 2022. The number of shares of common stock granted was calculated based on the trailing 10 day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Rental Income (in thousands)	2023	2022
Fixed lease payments	$131,086	$120,240
Variable lease payments	36,946	33,778
Straight-line rental income	5,112	4,504
Net increase to rental income related to above and below market lease amortization	124	79
Total rental income	$173,268	$158,601

As of March 31, 2023 and December 31, 2022, the Company had accrued rental income of approximately $95.2 million and $91.2 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, the Company’s total liability associated with lease security deposits was approximately $19.2 million and $19.1 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2023.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2023	$398,889
2024	$501,045
2025	$441,586
2026	$362,398
2027	$283,565
Thereafter	$860,686

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.2 years to 47.5 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Operating Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	31.3	31.2
Weighted average discount rate	6.7%	6.7%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2023	2022
Operating lease cost included in property expense attributable to ground leases	$618	$533
Operating lease cost included in general and administrative expense attributable to corporate office leases	437	437
Total operating lease cost	$1,055	$970

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Operating Leases (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$970	$900

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of March 31, 2023.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2023	$2,905
2024	3,914
2025	3,959
2026	2,993
2027	2,023
Thereafter	81,962
Total lease payments	97,756
Less: Imputed interest	(63,064)
Present value of operating lease liabilities	$34,692
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three months ended March 31, 2023 and 2022, there were 139,340 and 165,259 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2023	2022
Numerator
Net income attributable to common stockholders	$49,413	$52,764
Denominator
Weighted average common shares outstanding — basic	179,196	177,827
Effect of dilutive securities(1)
Share-based compensation	101	238
Weighted average common shares outstanding — diluted	179,297	178,065
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.28	$0.30
Net income per share attributable to common stockholders — diluted	$0.28	$0.30
(1)During the three months ended March 31, 2023 and 2022, there were approximately 139 and 165 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.3 million as of March 31, 2023 related to construction projects and certain other agreements.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
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

“GAAP” means generally accepted accounting principles in the United States.

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

“Operating Portfolio” means all buildings that were acquired stabilized or have achieved Stabilization. The Operating Portfolio excludes non-core flex/office buildings, buildings contained in the Value Add Portfolio, and buildings classified as held for sale.

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

“Stabilization” for properties under development or being redeveloped means the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date; or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

“Total annualized base rental revenue” means the contractual monthly base rent as of March 31, 2023 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2023, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

Our business is affected by the uncertainty regarding the current high inflationary, rising interest rate environment, disruption in the banking industry, and geopolitical tensions in Europe. These factors are key drivers of recent financial market volatility and growing concerns of a global recession. In the first two quarters of 2022, U.S. GDP declined before posting gains of 3.2% and 2.7% in the third quarter and fourth quarters of 2022, respectively. Labor conditions remained strong with a 3.6% unemployment rate as of February 2023. Going forward, the general consensus among economists is to expect an elevated risk of recession over the near term. While the macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that the COVID-19 pandemic and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed in 2022 and so far in 2023 has been significantly slower than our historical acquisition pace.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including our minimal floating rate debt exposure (taking into account our hedging activities), strong banking relationships, strong liquidity, access to capital, and the fact that many of our competitors for the assets we purchase tend to be smaller local and regional investors who may be more heavily impacted by rising interest rates and the lack of available capital.

Due to the COVID-19 pandemic, geopolitical uncertainty, and recent legislative bills supporting U.S. infrastructure, we expect acceleration in a number of industrial specific trends to support stronger long term demand, including:

•the rise of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to benefit from historically low availability throughout the national industrial market. The COVID-19 pandemic has caused both positive and negative impacts at varying levels across different industries and geographies. Ultimately, the acceleration in e-commerce brought on by the COVID-19 pandemic, initial actions taken by federal and state governments and the Federal Reserve in response to the pandemic, and the growing desire for greater supply chain resilience has helped industrial space demand remain relatively strong to start 2023. The weakening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

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

The following table summarizes the Operating Portfolio leases that commenced during the three months ended March 31, 2023. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended March 31, 2023
New Leases	775,324	$7.48	$7.79	$3.22	47.3%	55.6%	3.8	$0.50
Renewal Leases	4,025,974	$4.92	$5.17	$0.94	20.1%	30.4%	4.5	$0.06
Total/weighted average	4,801,298	$5.34	$5.60	$1.31	25.3%	35.3%	4.4	$0.13
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

Additionally, for the three months ended March 31, 2023, leases commenced totaling 708,432 square feet related to Value Add assets and first generation leasing. These are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.3% of our total annualized base rental revenue will expire during the period from April 1, 2023 to March 31, 2024, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period April 1, 2023 to March 31, 2024, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2023, plus available space, for each of the ten calendar years beginning with 2023 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	2,679,458	—	—	—
Month-to-month leases(1)	—	60,000	0.1%	$471	0.1%
Remainder of 2023(2)	38	4,680,993	4.3%	22,627	4.2%
2024	98	13,364,749	12.3%	65,239	12.0%
2025	106	14,856,734	13.6%	69,084	12.7%
2026	127	18,963,488	17.4%	95,037	17.4%
2027	94	14,110,659	13.0%	71,077	13.0%
2028	76	10,125,841	9.3%	49,256	9.0%
2029	49	8,294,915	7.6%	40,879	7.5%
2030	32	4,233,184	3.9%	24,519	4.5%
2031	41	7,312,872	6.7%	35,403	6.5%
2032	18	2,542,575	2.3%	17,885	3.3%
Thereafter	36	10,328,555	9.5%	53,317	9.8%
Total	715	111,554,023	100.0%	$544,794	100.0%
(1)The number of month-to-month leases is zero. The month-to-month total rentable square footage refers to a secondary short-term lease occupied by a tenant whose lease count is included in their original long-term suite.
(2)Leases previously scheduled to expire in 2023, totaling approximately 8.5 million square feet, have been executed as of March 31, 2023. These leases are excluded from 2023 expirations and are reflected in the new year of expiration.

Acquisitions

There were no assets acquired during the three months ended March 31, 2023, compared to eight acquisitions for a purchase price of approximately $166.4 million during the three months ended March 31, 2022.

Dispositions

During the three months ended March 31, 2023, we sold two buildings comprised of approximately 0.4 million rentable square feet with a net book value of approximately $16.2 million to third parties. Net proceeds from the sales of rental property were approximately $36.3 million and we recognized the full gain on the sales of rental property, net, of approximately $20.1 million for the three months ended March 31, 2023.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2023.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.2%
Greenville, SC	5.3%
Pittsburgh, PA	4.3%
Detroit, MI	4.2%
Columbus, OH	3.7%
Minneapolis, MN	3.6%
South Central PA	3.3%
Houston, TX	2.7%
El Paso, TX	2.5%
Philadelphia, PA	2.3%
Milwaukee, WI	2.2%
Charlotte, NC	2.1%
Indianapolis, IN	1.9%
Cleveland, OH	1.9%
Sacramento, CA	1.8%
Kansas City, KS	1.7%
Boston, MA	1.7%
Columbia, SC	1.6%
Grand Rapids, MI	1.5%
Raleigh, NC	1.4%
Total	56.9%
(1) Top markets classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2023.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.3%
Containers & Packaging	8.2%
Automobile Components	7.3%
Machinery	5.9%
Commercial Services & Supplies	5.5%
Trading Companies & Distribution (Industrial Goods)	5.1%
Household Durables	4.4%
Distributors (Consumer Goods)	4.2%
Consumer Staples Distribution	3.7%
Broadline Retail	3.6%
Building Products	3.6%
Media	3.3%
Specialty Retail	2.8%
Ground Transportation	2.4%
Food Products	2.4%
Chemicals	2.2%
Beverages	2.2%
Electronic Equip, Instruments	2.1%
Textiles, Apparel, Luxury Goods	1.9%
Health Care Equipment & Supplies	1.8%
Total	83.9%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2023.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	2.8%
Eastern Metal Supply, Inc.	5	0.9%
American Tire Distributors, Inc.	7	0.9%
Tempur Sealy International, Inc.	2	0.9%
Hachette Book Group, Inc.	1	0.8%
Kenco Logistic Services, LLC	3	0.8%
WestRock Company	7	0.7%
FedEx Corporation	3	0.7%
Penguin Random House, LLC	1	0.7%
Lippert Component Manufacturing	4	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
Yanfeng US Automotive Interior	2	0.7%
DHL Supply Chain	4	0.7%
AFL Telecommunications LLC	2	0.7%
Carolina Beverage Group	3	0.7%
Berlin Packaging L.L.C.	4	0.6%
Iron Mountain Information Management	5	0.6%
Ford Motor Company	1	0.6%
Schneider Electric USA, Inc.	3	0.6%
Total	67	16.5%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2021. On March 31, 2023, we owned 522 industrial buildings consisting of approximately 103.4 million square feet and representing approximately 92.7% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy increased approximately 0.6% to 98.1% as of March 31, 2023 compared to 97.5% as of March 31, 2022.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2023 and 2022 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2023 and 2022 with respect to the buildings acquired and sold after December 31, 2021, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021, flex/office buildings, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2023	2022	$	%	2023	2022	2023	2022	2023	2022	$	%
Revenue
Operating revenue
Rental income	$158,145	$150,774	$7,371	4.9%	$8,211	$3,459	$6,912	$4,368	$173,268	$158,601	$14,667	9.2%
Other income	136	163	(27)	(16.6)%	13	110	136	335	285	608	(323)	(53.1)%
Total operating revenue	158,281	150,937	7,344	4.9%	8,224	3,569	7,048	4,703	173,553	159,209	14,344	9.0%
Expenses
Property	31,750	30,352	1,398	4.6%	2,131	544	2,000	879	35,881	31,775	4,106	12.9%
Net operating income(1)	$126,531	$120,585	$5,946	4.9%	$6,093	$3,025	$5,048	$3,824	137,672	127,434	10,238	8.0%
Other expenses
General and administrative									12,676	12,313	363	2.9%
Depreciation and amortization									68,944	67,366	1,578	2.3%
Other expenses									2,979	497	2,482	499.4%
Total other expenses									84,599	80,176	4,423	5.5%
Total expenses									120,480	111,951	8,529	7.6%
Other income (expense)
Interest and other income									19	34	(15)	(44.1)%
Interest expense									(22,612)	(17,259)	(5,353)	31.0%
Gain on the sales of rental property, net									20,128	23,955	(3,827)	(16.0)%
Total other income (expense)									(2,465)	6,730	(9,195)	(136.6)%
Net income									$50,608	$53,988	$(3,380)	(6.3)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $3.4 million, or 6.3%, to approximately $50.6 million for the three months ended March 31, 2023, compared to approximately $54.0 million for the three months ended March 31, 2022.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $7.4 million, or 4.9%, to approximately $158.1 million for the three months ended March 31, 2023 compared to approximately $150.8 million for the three months ended March 31, 2022.

Same store lease income increased by approximately $5.3 million, or 4.3%, to approximately $129.2 million for the three months ended March 31, 2023 compared to approximately $123.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase in rental income of approximately $6.9 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $1.4 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.2 million.

Same store other billings increased by approximately $2.1 million, or 7.8%, to approximately $29.0 million for the three months ended March 31, 2023 compared to approximately $26.9 million for the three months ended March 31, 2022. The increase was attributable to an increase of approximately $1.6 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants in which we pay the real estate taxes on behalf of those tenants, changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority, and occupancy of previously vacant buildings. The increase in other billings was also attributable to an increase of approximately $0.5 million in other expense reimbursements due to changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors, an increase in corresponding expenses, and occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.
Total same store property operating expenses increased by approximately $1.4 million, or 4.6%, to approximately $31.8 million for the three months ended March 31, 2023 compared to approximately $30.4 million for the three months ended March 31, 2022. This increase was due to increases in repairs and maintenance, insurance, utility, and real estate taxes expenses of approximately $0.5 million, $0.4 million, $0.3 million, and $0.2 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2021, we acquired 24 buildings consisting of approximately 4.0 million square feet (excluding two buildings that were included in the Value Add Portfolio at March 31, 2023 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021), and sold 10 buildings consisting of approximately 2.2 million square feet. For the three months ended March 31, 2023 and 2022, the buildings acquired after December 31, 2021 contributed approximately $5.9 million and $1.1 million to NOI, respectively. For the years ended March 31, 2023 and March 31, 2022, the buildings sold after December 31, 2021 contributed approximately $0.2 million and $1.9 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Other assets include our flex/office buildings, Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $4.1 million and $2.9 million to NOI for the three months ended March 31, 2023 and 2022, respectively. Additionally, there was approximately $0.9 million and $0.9 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2023 and 2022, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $4.4 million, or 5.5%, for the three months ended March 31, 2023 to approximately $84.6 million compared to approximately $80.2 million for the three months ended March 31, 2022. The increase was attributable to an increase in other expenses of approximately $2.5 million during the three months ended March 31, 2022, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract in January 2023. Depreciation and amortization also increased approximately $1.6 million due to an increase in the depreciable asset base from net acquisitions that occurred after March 31, 2022.

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

Total other income (expense) decreased approximately $9.2 million, or 136.6%, for the three months ended March 31, 2023 to approximately $2.5 million total other expense compared approximately $6.7 million total other income for the three months ended March 31, 2022. This decrease was attributable to an increase in interest expense of approximately $5.4 million which is primarily attributable to the issuance of $400.0 million of unsecured notes on June 28, 2022 and an additional $50.0 million of unsecured term loans on July 26, 2022, respectively. This decrease was also a result of decrease in the gain on the sales of rental property, net of approximately $3.8 million.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2023	2022
Net income	$50,608	$53,988
Rental property depreciation and amortization	68,889	67,313
Gain on the sales of rental property, net	(20,128)	(23,955)
FFO	99,369	97,346
Amount allocated to restricted shares of common stock and unvested units	(147)	(157)
FFO attributable to common stockholders and unit holders	$99,222	$97,189

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2023	2022
Net income	$50,608	$53,988
General and administrative	12,676	12,313
Depreciation and amortization	68,944	67,366
Interest and other income	(19)	(34)
Interest expense	22,612	17,259
Other expenses	2,979	497
Gain on the sales of rental property, net	(20,128)	(23,955)
Net operating income	$137,672	$127,434

Cash Flows

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table summarizes our cash flows for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2023	2022	$	%
Net cash provided by operating activities	$86,421	$88,879	$(2,458)	(2.8)%
Net cash provided by (used in) investing activities	$9,833	$(148,797)	$158,630	106.6%
Net cash provided by (used in) financing activities	$(104,870)	$74,727	$(179,597)	(240.3)%

Net cash provided by operating activities decreased approximately $2.5 million to approximately $86.4 million for the three months ended March 31, 2023 compared to approximately $88.9 million for the three months ended March 31, 2022. The decrease was primarily attributable to the loss of cash flows from property dispositions completed after March 31, 2022 and fluctuations in working capital due to the timing of payments and rental receipts. The decrease was partially offset by the incremental operating cash flows from property acquisitions completed after March 31, 2022, and operating performance at existing properties.

Net cash provided by (used in) investing activities increased approximately $158.6 million to approximately $9.8 million net cash provided by investing activities for the three months ended March 31, 2023 compared to approximately $148.8 million net cash used in investing activities for the three months ended March 31, 2022. The increase was primarily attributable to the acquisition of 8 buildings for a total cash consideration of approximately $166.4 million for the three months ended March 31, 2022, whereas there were no acquisitions during the three months ended March 31, 2023. Additionally, the increase was attributable to an increase in proceeds from sales of rental property, net of approximately $1.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These increases were partially offset by an increase of approximately $10.6 million in cash paid for the additions of land and buildings and improvements related to development and other capital expenditures.

Net cash provided by (used in) financing activities decreased approximately $179.6 million to approximately $104.9 million net cash used in financing activities for the three months ended March 31, 2023 compared to approximately $74.7 million net cash provided by financing activities for the three months ended March 31, 2022. This decrease was primarily attributable to the redemption of $100.0 million of unsecured notes on January 5, 2023 that did not occur during the three months ended March 31, 2022. This decrease was also attributable to decrease in net proceeds received from the sale of common stock of approximately $55.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as well as a decrease in net cash inflow of approximately $28.0 million from our unsecured credit facility. These decreases were partially offset by a decrease of approximately $2.3 million in dividends paid during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

Our long term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for property acquisitions and scheduled debt maturities. We intend to satisfy our long term liquidity needs through cash flow from operations, the issuance of equity or debt securities, other borrowings, property dispositions, or, in connection with acquisitions of certain additional buildings, the issuance of common units in the Operating Partnership.

As of March 31, 2023, we had total immediate liquidity of approximately $778.9 million, comprised of $17.2 million of cash and cash equivalents and $761.7 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2023.

Indebtedness (dollars in thousands)	March 31, 2023	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$235,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	235,000

Unsecured term loans:
Unsecured Term Loan F	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.09%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,228)
Total carrying value unsecured term loans, net	1,020,772

Unsecured notes:
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(4,381)
Total carrying value unsecured notes, net	1,195,619

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,262	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,692	3.71%	October 1, 2039	ii
Total mortgage notes	7,954
Net unamortized fair market value discount	(138)
Total unamortized deferred financing fees and debt issuance costs	(3)
Total carrying value mortgage notes, net	7,813
Total / weighted average interest rate(5)	$2,459,204	3.49%
(1)Interest rate as of March 31, 2023. At March 31, 2023, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 4.80247%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on the our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of March 31, 2023, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.26%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan G will be swapped to a fixed rate of 0.95% effective April 18, 2023. One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
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

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of March 31, 2023 was approximately $761.7 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2023, we were in compliance with the applicable financial covenants.

On January 5, 2023, we redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series F Unsecured Notes with a fixed interest rate of 3.98%.

On January 19, 2023, the sustainability-related interest rate adjustment for our Unsecured Term Loan H and Unsecured Term Loan I went into effect in connection with our 2022 public disclosure assessment score of “A” from the Global Real Estate Sustainability Benchmark (GRESB). The interest rate adjustment, a 0.02% interest rate reduction for each instrument, will end on June 29, 2024, in accordance with the respective loan agreements.

The following table summarizes our debt capital structure as of March 31, 2023.

Debt Capital Structure	March 31, 2023
Total principal outstanding (in thousands)	$2,467,954
Weighted average duration (years)	5.1
% Secured debt	0.3%
% Debt maturing next 12 months	0.1%
Net Debt to Real Estate Cost Basis(1)	35.5%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of March 31, 2023. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity under the ATM common stock offering program during the three months ended March 31, 2023.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$750,000

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2023, we owned approximately 97.7% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.3%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2023, we had 25 interest rate swaps outstanding that were in an asset position of approximately $56.2 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2023, we had approximately $1,260.0 million of variable rate debt. As of March 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2023, we had letters of credit related to development projects and certain other agreements of approximately $3.3 million. As of March 31, 2023, we had no other material off-balance sheet arrangements.

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

As of March 31, 2023, we had $1,260.0 million of variable rate debt outstanding. As of March 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $235.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $235.0 million on our unsecured credit facility for the three months ended March 31, 2023, our interest expense would have increased by approximately $0.6 million for the three months ended March 31, 2023.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023.

Recent macroeconomic trends, including inflation and rising interest rates, and adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

In addition, adverse developments affecting the financial services industry or investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations or reduce our net income and cash available for distribution to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2023, the Operating Partnership issued 43,834 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2023, we issued 43,834 shares of common stock upon redemption of 43,834 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the common units.

All other issuances of unregistered securities during the quarter ended March 31, 2023, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	25,085	$32.39	—	$—
February 1, 2023 - February 28, 2023	—	$—	—	$—
March 1, 2023 - March 31, 2023	—	$—	—	$—
Total/weighted average	25,085	$32.39	—	$—
(1) Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Second Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2023 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 15, 2023)
10.2 *	Executive Employment Agreement with Steven T. Kimball, effective as of March 31, 2023
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: April 26, 2023	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)