Form 10-Q
period 2023-06-30
STAG Industrial, Inc.
filed 2023-07-26
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of common stock outstanding at July 25, 2023 was 179,664,319.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Rental Property:
Land	$652,173	$647,098
Buildings and improvements, net of accumulated depreciation of $841,488 and $763,128, respectively	4,684,280	4,706,745
Deferred leasing intangibles, net of accumulated amortization of $357,435 and $328,848, respectively	463,569	508,935
Total rental property, net	5,800,022	5,862,778
Cash and cash equivalents	13,511	25,884
Restricted cash	1,023	905
Tenant accounts receivable	112,334	115,509
Prepaid expenses and other assets	76,767	71,733
Interest rate swaps	72,016	72,223
Operating lease right-of-use assets	30,513	31,313
Assets held for sale, net	—	4,643
Total assets	$6,106,186	$6,184,988
Liabilities and Equity
Liabilities:
Unsecured credit facility	$216,000	$175,000
Unsecured term loans, net	1,021,106	1,020,440
Unsecured notes, net	1,195,790	1,295,442
Mortgage notes, net	7,727	7,898
Accounts payable, accrued expenses and other liabilities	91,994	97,371
Tenant prepaid rent and security deposits	44,354	40,847
Dividends and distributions payable	22,515	22,282
Deferred leasing intangibles, net of accumulated amortization of $27,467 and $24,593, respectively	28,412	32,427
Operating lease liabilities	34,429	35,100
Total liabilities	2,662,327	2,726,807
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2023 and December 31, 2022; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2023 and December 31, 2022, 179,660,771 and 179,248,980 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,797	1,792
Additional paid-in capital	4,201,551	4,188,677
Cumulative dividends in excess of earnings	(907,061)	(876,145)
Accumulated other comprehensive income	70,313	70,500
Total stockholders’ equity	3,366,600	3,384,824
Noncontrolling interest	77,259	73,357
Total equity	3,443,859	3,458,181
Total liabilities and equity	$6,106,186	$6,184,988

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Rental income	$171,439	$161,057	$344,707	$319,658
Other income	255	443	540	1,051
Total revenue	171,694	161,500	345,247	320,709
Expenses
Property	32,675	28,874	68,556	60,649
General and administrative	12,060	12,234	24,736	24,547
Depreciation and amortization	68,494	69,279	137,438	136,645
Other expenses	357	532	3,336	1,029
Total expenses	113,586	110,919	234,066	222,870
Other income (expense)
Interest and other income	17	23	36	57
Interest expense	(22,860)	(17,896)	(45,472)	(35,155)
Gain on the sales of rental property, net	17,532	376	37,660	24,331
Total other income (expense)	(5,311)	(17,497)	(7,776)	(10,767)
Net income	$52,797	$33,084	$103,405	$87,072
Less: income attributable to noncontrolling interest	1,191	708	2,333	1,870
Net income attributable to STAG Industrial, Inc.	$51,606	$32,376	$101,072	$85,202
Less: amount allocated to participating securities	53	59	106	121
Net income attributable to common stockholders	$51,553	$32,317	$100,966	$85,081
Weighted average common shares outstanding — basic	179,413	179,049	179,305	178,442
Weighted average common shares outstanding — diluted	179,738	179,144	179,518	178,586
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.29	$0.18	$0.56	$0.48
Net income per share attributable to common stockholders — diluted	$0.29	$0.18	$0.56	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$52,797	$33,084	$103,405	$87,072
Other comprehensive income (loss):
Income (loss) on interest rate swaps	15,821	12,509	(191)	49,746
Other comprehensive income (loss)	15,821	12,509	(191)	49,746
Comprehensive income	68,618	45,593	103,214	136,818
Income attributable to noncontrolling interest after preferred stock dividends	(1,191)	(708)	(2,333)	(1,870)
Other comprehensive (income) loss attributable to noncontrolling interest	(357)	(266)	4	(1,068)
Comprehensive income attributable to STAG Industrial, Inc.	$67,070	$44,619	$100,885	$133,880

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended June 30, 2023
Balance, March 31, 2023	$—	179,372,871	$1,794	$4,188,960	$(892,676)	$54,849	$3,352,927	$77,893	$3,430,820
Proceeds from sales of common stock, net	—	249,016	3	8,644	—	—	8,647	—	8,647
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,991)	—	(65,991)	(1,564)	(67,555)
Non-cash compensation activity, net	—	3,884	—	1,896	—	—	1,896	1,433	3,329
Redemption of common units to common stock	—	35,000	—	654	—	—	654	(654)	—
Rebalancing of noncontrolling interest	—	—	—	1,397	—	—	1,397	(1,397)	—
Other comprehensive income	—	—	—	—	—	15,464	15,464	357	15,821
Net income	—	—	—	—	51,606	—	51,606	1,191	52,797
Balance, June 30, 2023	$—	179,660,771	$1,797	$4,201,551	$(907,061)	$70,313	$3,366,600	$77,259	$3,443,859
Three months ended June 30, 2022
Balance, March 31, 2022	$—	179,211,305	$1,792	$4,179,361	$(805,400)	$24,652	$3,400,405	$74,474	$3,474,879
Proceeds from sales of common stock, net	—	—	—	(93)	—	—	(93)	—	(93)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,413)	—	(65,413)	(1,910)	(67,323)
Non-cash compensation activity, net	—	433	—	2,071	—	—	2,071	1,368	3,439
Rebalancing of noncontrolling interest	—	—	—	826	—	—	826	(826)	—
Other comprehensive income	—	—	—	—	—	12,243	12,243	266	12,509
Net income	—	—	—	—	32,376	—	32,376	708	33,084
Balance, June 30, 2022	$—	179,211,738	$1,792	$4,182,165	$(838,437)	$36,895	$3,382,415	$74,080	$3,456,495

Six months ended June 30, 2023
Balance, December 31, 2022	$—	$179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	3,384,824	$73,357	3,458,181
Proceeds from sales of common stock, net	—	249,016	3	8,492	—	—	8,495	—	8,495
Dividends and distributions, net ($0.74 per share/unit)	—	—	—	—	(131,905)	—	(131,905)	252	(131,653)
Non-cash compensation activity, net	—	83,941	1	(1,935)	(83)	—	(2,017)	7,639	5,622
Redemption of common units to common stock	—	78,834	1	1,482	—	—	1,483	(1,483)	—
Rebalancing of noncontrolling interest	—	—	—	4,835	—	—	4,835	(4,835)	—
Other comprehensive loss	—	—	—	—	—	(187)	(187)	(4)	(191)
Net income	—	—	—	—	101,072	—	101,072	2,333	103,405
Balance, June 30, 2023	$—	179,660,771	$1,797	$4,201,551	$(907,061)	$70,313	$3,366,600	$77,259	$3,443,859
Six months ended June 30, 2022
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,870	—	—	54,883	—	54,883
Dividends and distributions, net ($0.73 per share/unit)	—	—	—	—	(130,527)	—	(130,527)	(3,384)	(133,911)
Non-cash compensation activity, net	—	49,061	1	(1,208)	(780)	—	(1,987)	7,105	5,118
Redemption of common units to common stock	—	65,000	1	1,216	—	—	1,217	(1,217)	—
Rebalancing of noncontrolling interest	—	—	—	(2,751)	—	—	(2,751)	2,751	—
Other comprehensive income	—	—	—	—	—	48,678	48,678	1,068	49,746
Net income	—	—	—	—	85,202	—	85,202	1,870	87,072
Balance, June 30, 2022	$—	179,211,738	$1,792	$4,182,165	$(838,437)	$36,895	$3,382,415	$74,080	$3,456,495
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$103,405	$87,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,438	136,645
Non-cash portion of interest expense	1,948	1,744
Amortization of above and below market leases, net	(192)	(113)
Straight-line rent adjustments, net	(9,466)	(8,089)
Gain on the sales of rental property, net	(37,660)	(24,331)
Non-cash compensation expense	6,404	6,686
Change in assets and liabilities:
Tenant accounts receivable	10,719	1,307
Prepaid expenses and other assets	(13,081)	(10,915)
Accounts payable, accrued expenses and other liabilities	(6,288)	771
Tenant prepaid rent and security deposits	2,996	411
Total adjustments	92,818	104,116
Net cash provided by operating activities	196,223	191,188
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(37,425)	(294,387)
Additions of land and buildings and improvements	(55,382)	(36,639)
Acquisitions of other assets	—	(2,134)
Acquisitions of tenant prepaid rent	511	—
Acquisitions of operating lease right-of-use assets	—	(3,541)
Proceeds from sales of rental property, net	69,320	38,409
Acquisition deposits, net	1,120	593
Acquisitions of deferred leasing intangibles	(3,750)	(40,751)
Acquisitions of operating lease liabilities	—	3,541
Net cash used in investing activities	(25,606)	(334,909)
Cash flows from financing activities:
Proceeds from unsecured credit facility	337,000	871,000
Repayment of unsecured credit facility	(296,000)	(1,051,000)
Proceeds from unsecured notes	—	400,000
Repayment of unsecured notes	(100,000)	—
Repayment of mortgage notes	(172)	(1,173)
Payment of loan fees and costs	—	(2,119)
Proceeds from sales of common stock, net	8,532	54,797
Dividends and distributions	(131,420)	(133,537)
Repurchase and retirement of share-based compensation	(812)	(1,596)
Net cash provided by (used in) financing activities	(182,872)	136,372
Decrease in cash and cash equivalents and restricted cash	(12,255)	(7,349)
Cash and cash equivalents and restricted cash—beginning of period	26,789	23,196
Cash and cash equivalents and restricted cash—end of period	$14,534	$15,847
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$44,842	$33,105
Supplemental schedule of non-cash investing and financing activities
Additions of land and buildings and improvements	$—	$(1,713)
Transfer of other assets to building and other capital improvements	$—	$1,713
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(3,018)	$(7,064)
Additions to building and other capital improvements from non-cash compensation	$(26)	$(40)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(37)	$27
Dividends and distributions accrued	$22,515	$22,282
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2023 and December 31, 2022, the Company owned a 97.8% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2023, the Company owned 558 industrial buildings in 41 states with approximately 111.1 million rentable square feet.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$13,511	$25,884
Restricted cash	1,023	905
Total cash and cash equivalents and restricted cash	$14,534	$26,789

Uncertain Tax Positions

As of June 30, 2023 and December 31, 2022, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property, net as of June 30, 2023 and December 31, 2022.

Rental Property (in thousands)	June 30, 2023	December 31, 2022
Land	$652,173	$647,098
Buildings, net of accumulated depreciation of $566,695 and $513,053, respectively	4,206,049	4,232,964
Tenant improvements, net of accumulated depreciation of $34,899 and $31,578, respectively	40,944	44,526
Building and land improvements, net of accumulated depreciation of $239,894 and $218,497, respectively	347,663	339,274
Construction in progress	89,624	89,981
Deferred leasing intangibles, net of accumulated amortization of $357,435 and $328,848, respectively	463,569	508,935
Total rental property, net	$5,800,022	$5,862,778

Acquisitions

The following table summarizes the Company’s acquisitions during the three and six months ended June 30, 2023. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Central New Jersey, NJ	April 24, 2023	101,381	1	$26,660
Greensboro, NC	May 5, 2023	133,622	1	14,004
Three and six months ended June 30, 2023		235,003	2	$40,664
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

The following table summarizes the allocation of the total purchase price paid (on the closing dates) for the assets and liabilities acquired by the Company during the six months ended June 30, 2023 in connection with the acquisitions identified in the table above.

	Six months ended June 30, 2023
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$7,933	N/A
Buildings	27,279	N/A
Tenant improvements	116	N/A
Building and land improvements	2,097	N/A
Deferred leasing intangibles - In-place leases	3,509	1.7
Deferred leasing intangibles - Above market leases	241	1.9
Tenant prepaid rent	(511)	N/A
Total purchase price	$40,664

Dispositions

The following table summarizes the Company’s dispositions during the six months ended June 30, 2023. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Six months ended June 30, 2023
Number of buildings	7
Building square feet (in millions)	1.2
Proceeds from sales of rental property, net	$69,320
Net book value	$31,660
Gain on the sales of rental property, net	$37,660

The following table summarizes the results of operations for the three and six months ended June 30, 2023 and 2022 for the buildings sold during the six months ended June 30, 2023, which are included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended June 30,		Six months ended June 30,
Sales of rental property, net (dollars in thousands)	2023	2022	2023	2022
Sold buildings contribution to net income	$256	$756	$501	$1,530
(1) Exclusive of gain on the sales of rental property, net.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$83,281	$(35,657)	$47,624	$86,172	$(34,954)	$51,218
Other intangible lease assets	737,723	(321,778)	415,945	751,611	(293,894)	457,717
Total deferred leasing intangible assets	$821,004	$(357,435)	$463,569	$837,783	$(328,848)	$508,935

Below market leases	$55,879	$(27,467)	$28,412	$57,020	$(24,593)	$32,427
Total deferred leasing intangible liabilities	$55,879	$(27,467)	$28,412	$57,020	$(24,593)	$32,427

The following table summarizes the net increase to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2023	2022	2023	2022
Net increase to rental income related to above and below market lease amortization	$57	$22	$181	$101
Amortization expense related to other intangible lease assets	$21,858	$24,705	$44,303	$48,782

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2023 and December 31, 2022.

Indebtedness (dollars in thousands)	June 30, 2023	December 31, 2022	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$216,000	$175,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	216,000	175,000

Unsecured term loans:
Unsecured Term Loan F	200,000	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,894)	(4,560)
Total carrying value unsecured term loans, net	1,021,106	1,020,440

Unsecured notes:
Series F Unsecured Notes	—	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,210)	(4,558)
Total carrying value unsecured notes, net	1,195,790	1,295,442

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,227	3,296	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,641	4,744	3.71%	October 1, 2039	ii
Total mortgage notes	7,868	8,040
Net unamortized fair market value discount	(139)	(137)
Total unamortized deferred financing fees and debt issuance costs	(2)	(5)
Total carrying value mortgage notes, net	7,727	7,898
Total / weighted average interest rate(5)	$2,440,623	$2,498,780	3.59%
(1)Interest rate as of June 30, 2023. At June 30, 2023, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 5.14078%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of June 30, 2023, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; (iii) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $4.2 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2023 was approximately $780.7 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $12.3 million and $13.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2023	2022	2023	2022
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$972	$880	$1,948	$1,744
Facility, unused, and other fees	$437	$345	$872	$686

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

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of June 30, 2023 and December 31, 2022 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $14.9 million and $14.8 million at June 30, 2023 and December 31, 2022, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$216,000	$216,000	$175,000	$175,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,200,000	1,048,519	1,300,000	1,150,283
Mortgage notes	7,868	6,707	8,040	6,855
Total principal amount	2,448,868	$2,296,226	2,508,040	$2,357,138
Net unamortized fair market value discount	(139)		(137)
Total unamortized deferred financing fees and debt issuance costs	(8,106)		(9,123)
Total carrying value	$2,440,623		$2,498,780

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

As of June 30, 2023, the Company had 21 interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps outstanding as of June 30, 2023 and December 31, 2022.

Balance Sheet Line Item (in thousands)	Notional Amount June 30, 2023	Fair Value June 30, 2023	Notional Amount December 31, 2022	Fair Value December 31, 2022
Interest rate swaps-Asset	$1,200,000	$72,016	$1,650,000	$72,223
Interest rate swaps-Liability	$—	$—	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $35.0 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2023	2022	2023	2022
Income recognized in accumulated other comprehensive income on interest rate swaps	$24,168	$10,628	$15,626	$44,134
Income (loss) reclassified from accumulated other comprehensive income into income as interest expense	$8,347	$(1,881)	$15,817	$(5,612)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$22,860	$17,896	$45,472	$35,155

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2023, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of June 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. There were no financial instruments in a liability position at June 30, 2023 and December 31, 2022.

		Fair Value Measurements as of June 30, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2023	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$72,016	$—	$72,016	$—

		Fair Value Measurements as of December 31, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$72,223	$—	$72,223	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2023.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$679,463

The following table summarizes the shares sold through the sales agents under the ATM common stock offering program during the six months ended June 30, 2023 and year ended December 31, 2022.

	Six months ended June 30, 2023
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2022 $750 million ATM(1)	249,016	$35.55	$8,765
Total/weighted average	249,016	$35.55	$8,765
(1)Excludes shares sold on a forward basis under the ATM common stock offering program during the six months ended June 30, 2023, which are discussed below.

	Year ended December 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$5,721
Total/weighted average	128,335	$45.03	$5,721
(1)This program ended before March 31, 2022.

In addition, on May 5, 2023, the Company sold 725,698 shares on a forward basis under the ATM common stock offering program at a sale price of $35.0458 per share (an aggregate of approximately $25.4 million gross sale price), or $34.6953 per share net of commissions. The Company did not receive any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of May 6, 2024; provided, however, the Company may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On June 16, 2023, the Company also sold 992,295 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.5319 per share (an aggregate of approximately $36.3 million gross sale price), or $36.1820 per share net of commissions. The Company did not initially any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of June 21, 2024; provided, however, the Company may elect to cash settle or net share settle the forward sale agreement at any time through the scheduled maturity date of June 21, 2024.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 11, 2023 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2024, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the six months ended June 30, 2023 and the year ended December 31, 2022.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	185,715	$28.86
Granted	58,580	$44.19
Vested(1)	(73,556)	$28.03
Forfeited	(14,036)	$36.16
Balance at December 31, 2022	156,703	$34.32
Granted	55,954	$34.73
Vested(1)	(68,625)	$31.71
Forfeited	—	$—
Balance at June 30, 2023	144,032	$35.73
(1)The Company repurchased and retired 24,210 and 25,836 restricted shares of common stock that vested during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2023 was approximately $3.9 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2023	2022	2023	2022
Vested restricted shares of common stock	—	—	68,625	73,556
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,217	$3,528

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the six months ended June 30, 2023 and the year ended December 31, 2022.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	(6,791)	—	(6,791)	N/A
Conversions from LTIP units to Other Common Units	(98,494)	98,494	—	N/A
Redemptions from Other Common Units to common stock	—	(98,494)	(98,494)	N/A
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%
Granted/Issued	326,215	—	326,215	N/A
Forfeited	(9,119)	—	(9,119)	N/A
Conversions from LTIP units to Other Common Units	(78,834)	78,834	—	N/A
Redemptions from Other Common Units to common stock	—	(78,834)	(78,834)	N/A
Balance at June 30, 2023	2,552,338	1,570,640	4,122,978	2.2%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2023 (excluding the LTIP units granted pursuant to the 2020 performance units discussed in Note 8).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the six months ended June 30, 2023 and the year ended December 31, 2022.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(513,438)	$38.67
Forfeited	(6,791)	$34.02
Balance at December 31, 2022	140,116	$35.60
Granted	326,215	$33.29
Vested	(235,702)	$34.01
Forfeited	(9,119)	$34.11
Balance at June 30, 2023	221,510	$33.96

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2023 was approximately $4.8 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Vested LTIP units	2023	2022	2023	2022
Vested LTIP units	23,472	30,327	235,702	444,675
Fair value of vested LTIP units (in thousands)	$839	$951	$7,862	$19,544

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

On April 25, 2023, the Company’s stockholders approved an amendment (the “Amendment”) to the 2011 Plan which increased the total number of shares of common stock of the Company authorized and reserved for issuance under the 2011 Plan by 3,500,000 shares to an aggregate of 10,142,461 shares of common stock, subject to certain adjustments as described in the 2011 Plan. The Amendment also extended the expiration date of the 2011 Plan from April 30, 2028 to April 24, 2033.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2023.

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

On December 31, 2022, the measuring period for the 2020 performance units concluded, and it was determined that the Company’s TSR exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2020 performance units at the conclusion of the applicable measuring period during the six months ended June 30, 2023.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2020 Performance Units
Measuring period conclusion date	December 31, 2022
Issuance date	January 11, 2023
Vested LTIP units	167,844
Vested shares of common stock	40,660
Shares of common stock repurchased and retired	875

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2023 was approximately $7.5 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2023	2022	2023	2022
Restricted shares of common stock	$516	$565	$1,025	$1,113
LTIP units	1,414	1,367	2,742	2,651
Performance units	1,235	1,364	2,354	2,660
Director compensation(1)	128	125	264	246
Total non-cash compensation expense	$3,293	$3,421	$6,385	$6,670
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2023 and 2022. The number of shares of common stock granted was calculated based on the trailing 10 day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2023	2022	2023	2022
Fixed lease payments	$133,164	$124,593	$264,250	$244,833
Variable lease payments	33,723	32,714	70,669	66,492
Straight-line rental income	4,495	3,728	9,607	8,232
Net increase to rental income related to above and below market lease amortization	57	22	181	101
Total rental income	$171,439	$161,057	$344,707	$319,658

As of June 30, 2023 and December 31, 2022, the Company had accrued rental income of approximately $98.8 million and $91.2 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2023 and December 31, 2022, the Company’s total liability associated with lease security deposits was approximately $19.5 million and $19.1 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2023.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2023	$271,277
2024	$521,593
2025	$463,939
2026	$386,524
2027	$305,959
Thereafter	$891,179

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 2.8 years to 47.2 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

Operating Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	31.3	31.2
Weighted average discount rate	6.8%	6.7%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2023	2022	2023	2022
Operating lease cost included in property expense attributable to ground leases	$618	$605	$1,236	$1,138
Operating lease cost included in general and administrative expense attributable to corporate office leases	434	436	871	873
Total operating lease cost	$1,052	$1,041	$2,107	$2,011

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
Operating Leases (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,933	$1,850
Right-of-use assets obtained in exchange for new lease liabilities	$141	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of June 30, 2023.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2023	$1,957
2024	3,975
2025	4,022
2026	3,014
2027	2,023
Thereafter	81,962
Total lease payments	96,953
Less: Imputed interest	(62,524)
Present value of operating lease liabilities	$34,429
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2023 and 2022, there were 144,032, 162,891, 141,699 and 164,068 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income attributable to common stockholders	$51,553	$32,317	$100,966	$85,081
Denominator
Weighted average common shares outstanding — basic	179,413	179,049	179,305	178,442
Effect of dilutive securities(1)
Share-based compensation	318	95	210	144
Shares issuable under forward sales agreements	7	—	3	—
Weighted average common shares outstanding — diluted	179,738	179,144	179,518	178,586
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.29	$0.18	$0.56	$0.48
Net income per share attributable to common stockholders — diluted	$0.29	$0.18	$0.56	$0.48
(1)During the three and six months ended June 30, 2023 and 2022, there were approximately 144, 163, 142 and 164 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.3 million as of June 30, 2023 related to construction projects and certain other agreements.

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

“Total annualized base rental revenue” means the contractual monthly base rent as of June 30, 2023 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2023, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by the uncertainty regarding the current high inflationary, rising interest rate environment, disruption in the banking industry, and geopolitical tensions in Europe. These factors are key drivers of recent financial market volatility and growing concerns of a global recession. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, GDP increased more than 2% during each of the next three quarters ended March 31, 2023. Labor conditions also remained strong with a 3.7% unemployment rate as of May 2023. Going forward, the general consensus among economists is to expect an elevated risk of recession over the near term. While the macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed in 2022 and so far in 2023 has been significantly slower than our historical acquisition pace.

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

Due to the COVID-19 pandemic, geopolitical uncertainty, and recent legislation supporting U.S. infrastructure, we expect acceleration in a number of industrial specific trends to support stronger long term demand, including:

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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. Demand has moderated in 2023 relative to recent peaks, but remains solid across a broad array of our markets and vacancy and availability rates remains low by historic standards. The weakening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and six months ended June 30, 2023. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended June 30, 2023
New Leases	702,961	$5.95	$6.21	$2.42	27.1%	35.8%	4.4	$0.43
Renewal Leases	2,852,761	$5.43	$5.70	$1.11	28.3%	44.5%	3.8	$0.13
Total/weighted average	3,555,722	$5.53	$5.80	$1.37	28.0%	42.6%	3.9	$0.19
Six months ended June 30, 2023
New Leases	1,478,285	$6.76	$7.04	$2.84	38.1%	46.7%	4.1	$0.47
Renewal Leases	6,878,735	$5.13	$5.39	$1.01	23.5%	36.2%	4.2	$0.09
Total/weighted average	8,357,020	$5.42	$5.68	$1.33	26.5%	38.4%	4.2	$0.15
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

Additionally, for the three and six months ended June 30, 2023, leases commenced totaling 341,927 and 1,050,359 square feet related to Value Add assets and first generation leasing. These are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.5% of our total annualized base rental revenue will expire during the period from July 1, 2023 to June 30, 2024, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period July 1, 2023 to June 30, 2024, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2023, plus available space, for each of the ten calendar years beginning with 2023 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	2,519,415	—	—	—
Month-to-month leases(1)	—	60,000	0.1%	$471	0.1%
Remainder of 2023(2)	17	2,121,767	1.9%	9,861	1.8%
2024	90	12,072,287	11.1%	61,556	11.2%
2025	103	14,295,168	13.2%	67,366	12.2%
2026	129	18,841,184	17.4%	97,285	17.6%
2027	100	15,154,427	14.0%	75,813	13.8%
2028	89	11,641,635	10.7%	58,436	10.6%
2029	55	9,336,732	8.6%	45,093	8.2%
2030	34	4,640,195	4.3%	27,050	4.9%
2031	41	7,312,872	6.7%	35,552	6.4%
2032	18	2,542,575	2.3%	17,945	3.3%
Thereafter	40	10,543,626	9.7%	54,671	9.9%
Total	716	111,081,883	100.0%	$551,099	100.0%
(1)The number of month-to-month leases is zero. The month-to-month total rentable square footage refers to a secondary short-term lease occupied by a tenant whose lease count is included in their original long term suite.
(2)Leases previously scheduled to expire in 2023, totaling approximately 10.2 million square feet, have been executed as of June 30, 2023. These leases are excluded from 2023 expirations and are reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2023.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Central New Jersey, NJ	April 24, 2023	101,381	1	$26,660
Greensboro, NC	May 5, 2023	133,622	1	14,004
Three and six months ended June 30, 2023		235,003	2	$40,664
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

Portfolio Dispositions

During the six months ended June 30, 2023, we sold seven buildings comprised of approximately 1.2 million rentable square feet with a net book value of approximately $31.7 million to third parties. Net proceeds from the sales of rental property were approximately $69.3 million and we recognized the full gain on the sales of rental property, net, of approximately $37.7 million for the six months ended June 30, 2023.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2023.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.0%
Greenville, SC	5.3%
Pittsburgh, PA	4.3%
Detroit, MI	4.2%
Minneapolis, MN	3.7%
Columbus, OH	3.7%
South Central PA	3.3%
Houston, TX	2.7%
El Paso, TX	2.5%
Milwaukee, WI	2.2%
Charlotte, NC	2.1%
Indianapolis, IN	1.9%
Cleveland, OH	1.9%
Philadelphia, PA	1.9%
Sacramento, CA	1.9%
Kansas City, KS	1.8%
Boston, MA	1.7%
Columbia, SC	1.6%
Grand Rapids, MI	1.5%
Raleigh, NC	1.4%
Total	56.6%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2023.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.4%
Containers & Packaging	8.3%
Automobile Components	7.4%
Machinery	6.1%
Commercial Services & Supplies	5.6%
Trading Companies & Distribution (Industrial Goods)	5.2%
Distributors (Consumer Goods)	4.2%
Household Durables	3.8%
Consumer Staples Distribution	3.7%
Building Products	3.7%
Broadline Retail	3.6%
Media	3.3%
Specialty Retail	2.8%
Beverages	2.4%
Ground Transportation	2.4%
Food Products	2.3%
Electronic Equip, Instruments	2.0%
Chemicals	2.0%
Health Care Equipment & Supplies	1.9%
Textiles, Apparel, Luxury Goods	1.9%
Total	84.0%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2023.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	2.8%
Eastern Metal Supply, Inc.	5	0.9%
American Tire Distributors, Inc.	7	0.9%
Tempur Sealy International, Inc.	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Kenco Logistic Services, LLC	3	0.8%
WestRock Company	7	0.8%
FedEx Corporation	3	0.7%
Penguin Random House, LLC	1	0.7%
Lippert Component Manufacturing	4	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
Yanfeng US Automotive Interior	2	0.7%
DHL Supply Chain	4	0.7%
AFL Telecommunications LLC	2	0.7%
Carolina Beverage Group	3	0.7%
Packaging Corp of America	5	0.6%
Ford Motor Company	1	0.6%
Berlin Packaging L.L.C.	4	0.6%
Iron Mountain Information Management	5	0.6%
Total	69	16.5%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2021. On June 30, 2023, we owned 518 industrial buildings consisting of approximately 102.9 million square feet and representing approximately 92.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 97.9% as of June 30, 2023 compared to 98.6% as of June 30, 2022.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2023 and 2022 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2023 and 2022 with respect to the buildings acquired and sold after December 31, 2021, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021, flex/office buildings, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2023	2022	$	%	2023	2022	2023	2022	2023	2022	$	%
Revenue
Operating revenue
Rental income	$157,034	$149,124	$7,910	5.3%	$7,987	$6,715	$6,418	$5,218	$171,439	$161,057	$10,382	6.4%
Other income	62	58	4	6.9%	13	—	180	385	255	443	(188)	(42.4)%
Total operating revenue	157,096	149,182	7,914	5.3%	8,000	6,715	6,598	5,603	171,694	161,500	10,194	6.3%
Expenses
Property	29,705	26,794	2,911	10.9%	1,584	1,094	1,386	986	32,675	28,874	3,801	13.2%
Net operating income(1)	$127,391	$122,388	$5,003	4.1%	$6,416	$5,621	$5,212	$4,617	139,019	132,626	6,393	4.8%
Other expenses
General and administrative									12,060	12,234	(174)	(1.4)%
Depreciation and amortization									68,494	69,279	(785)	(1.1)%
Other expenses									357	532	(175)	(32.9)%
Total other expenses									80,911	82,045	(1,134)	(1.4)%
Total expenses									113,586	110,919	2,667	2.4%
Other income (expense)
Interest and other income									17	23	(6)	(26.1)%
Interest expense									(22,860)	(17,896)	(4,964)	27.7%
Gain on the sales of rental property, net									17,532	376	17,156	4,562.8%
Total other income (expense)									(5,311)	(17,497)	12,186	(69.6)%
Net income									$52,797	$33,084	$19,713	59.6%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $19.7 million, or 59.6%, to approximately $52.8 million for the three months ended June 30, 2023 compared to approximately $33.1 million for the three months ended June 30, 2022.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $7.9 million, or 5.3%, to approximately $157.0 million for the three months ended June 30, 2023 compared to approximately $149.1 million for the three months ended June 30, 2022.

Same store lease income increased by approximately $5.4 million, or 4.3%, to approximately $129.8 million for the three months ended June 30, 2023 compared to approximately $124.4 million for the three months ended June 30, 2022. The increase was primarily due to an increase in rental income of approximately $7.1 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $1.4 million due to tenant vacancies, a net increase in the amortization of net above market leases of approximately $0.1 million. Additionally, there was a decrease in same store lease income of approximately $0.2 million due to certain tenants that are on the cash basis of accounting due to the future collectability not being reasonably assured.

Same store other billings increased by approximately $2.5 million, or 10.1%, to approximately $27.2 million for the three months ended June 30, 2023 compared to approximately $24.7 million for the three months ended June 30, 2022. The increase was attributable to an increase of approximately $1.6 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants in which we pay the real estate taxes on behalf of those tenants, changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority, and occupancy of previously vacant buildings. The increase in other billings was also attributable to an increase of approximately $0.9 million in other expense reimbursements due to changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors, an increase in corresponding expenses, and occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.
Total same store property operating expenses increased by approximately $2.9 million, or 10.9%, to approximately $29.7 million for the three months ended June 30, 2023 compared to approximately $26.8 million for the three months ended June 30, 2022. This increase was due to increases in real estate tax, insurance, repairs and maintenance, and other expenses of approximately $1.1 million, $0.7 million, $0.7 million, and $0.4 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2021, we acquired 25 buildings consisting of approximately 4.1 million square feet (excluding three buildings that were included in the Value Add Portfolio at June 30, 2023 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021), and sold 15 buildings consisting of approximately 3.0 million square feet. For the three months ended June 30, 2023 and 2022, the buildings acquired after December 31, 2021 contributed approximately $6.2 million and $3.5 million to NOI, respectively. For the years ended June 30, 2023 and June 30, 2022, the buildings sold after December 31, 2021 contributed approximately $0.2 million and $2.1 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $4.7 million and $2.9 million to NOI for the three months ended June 30, 2023 and 2022, respectively. Additionally, there was approximately $0.5 million and $1.7 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2023 and 2022, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses decreased approximately $1.1 million, or 1.4%, to approximately $80.9 million for the three months ended June 30, 2023 compared to approximately $82.0 million for the three months ended June 30, 2022. The decrease was primarily attributable to decrease in depreciation and amortization expense of approximately $0.8 million, which was primarily attributable to decrease in amortization expense of approximately $2.2 million due to previously acquired deferred leasing intangibles reaching the end of their amortization periods. This increase was partially offset by an increase in depreciation expense of approximately $1.4 million due to an increase of net acquisitions after June 30, 2022 that increased the depreciable asset base and other capital expenditures, whose depreciation periods are typically longer than deferred leasing intangibles’ amortization periods.

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

Total other income (expense) decreased approximately $12.2 million, or 69.6%, to approximately $5.3 million total other expense for the three months ended June 30, 2023 compared to approximately $17.5 million total other expense for the three months ended June 30, 2022. This decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $17.2 million. This decrease was partially offset by an increase in interest expense of approximately $5.0 million which is primarily attributable to the issuance of $400.0 million of unsecured notes on June 28, 2022 and an additional $50.0 million of unsecured term loans on July 26, 2022.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2023 and 2022 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2023 and 2022 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021 and our flex/office buildings, Value Add Portfolio and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	2023	2022	2023	2022	$	%
Revenue
Operating revenue
Rental income	$314,603	$299,158	$15,445	5.2%	$16,823	$11,057	$13,281	$9,443	$344,707	$319,658	$25,049	7.8%
Other income	178	221	(43)	(19.5)%	46	110	316	720	540	1,051	(511)	(48.6)%
Total operating revenue	314,781	299,379	15,402	5.1%	16,869	11,167	13,597	10,163	345,247	320,709	24,538	7.7%
Expenses
Property	61,261	56,997	4,264	7.5%	4,102	1,788	3,193	1,864	68,556	60,649	7,907	13.0%
Net operating income(1)	$253,520	$242,382	$11,138	4.6%	$12,767	$9,379	$10,404	$8,299	276,691	260,060	16,631	6.4%
Other expenses
General and administrative									24,736	24,547	189	0.8%
Depreciation and amortization									137,438	136,645	793	0.6%
Other expenses									3,336	1,029	2,307	224.2%
Total other expenses									165,510	162,221	3,289	2.0%
Total expenses									234,066	222,870	11,196	5.0%
Other income (expense)
Interest and other income									36	57	(21)	(36.8)%
Interest expense									(45,472)	(35,155)	(10,317)	29.3%
Gain on the sales of rental property, net									37,660	24,331	13,329	54.8%
Total other income (expense)									(7,776)	(10,767)	2,991	(27.8)%
Net income									$103,405	$87,072	$16,333	18.8%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $16.3 million, or 18.8%, to $103.4 million for the six months ended June 30, 2023 compared to $87.1 million for the six months ended June 30, 2022.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $15.4 million, or 5.2%, to approximately $314.6 million for the six months ended June 30, 2023 compared to approximately $299.2 million for the six months ended June 30, 2022.

Same store lease income increased by approximately $10.8 million, or 4.4%, to approximately $258.5 million for the six months ended June 30, 2023 compared to approximately $247.7 million for the six months ended June 30, 2022. The increase was primarily due to an increase in rental income of approximately $14.3 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $3.0 million due to tenant vacancies, and a net increase in the amortization of net above market leases of approximately $0.3 million. Additionally, there was a decrease in same store lease income of approximately $0.2 million due to certain tenants that are on the cash basis of accounting due to the future collectability not being reasonably assured.

Same store other billings increased by approximately $4.7 million, or 9.1%, to approximately $56.2 million for the six months ended June 30, 2023 compared to approximately $51.5 million for the six months ended June 30, 2022. The increase was attributable to an increase of approximately $3.2 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants in which we pay the real estate taxes on behalf of those tenants, changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid its taxes directly to the taxing authority, and occupancy of previously vacant buildings. The increase in other billings was also attributable to an increase of approximately $1.5 million in other expense reimbursements due to changes to lease terms where we began paying the operating expenses on behalf of tenants that had previously paid its operating expenses directly to respective vendors, an increase in corresponding expenses, and occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $4.3 million or 7.5% to approximately $61.3 million for the six months ended June 30, 2023 compared to approximately $57.0 million for the six months ended June 30, 2022. This increase was due to increases in real estate tax, repairs and maintenance, insurance, utility, and other expenses of approximately $1.3 million, $1.2 million, $1.1 million, $0.4 million, and $0.6 million, respectively. These increases were partially offset by a reduction of snow removal expense of approximately $0.3 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2021, we acquired 25 buildings consisting of approximately 4.1 million square feet (excluding three buildings that were included in the Value Add Portfolio at June 30, 2023 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021), and sold 15 buildings consisting of approximately 3.0 million square feet. For the six months ended June 30, 2023 and June 30, 2022, the buildings acquired after December 31, 2021 contributed approximately $12.2 million and $4.7 million to NOI, respectively. For the six months ended June 30, 2023 and June 30, 2022, the buildings sold after December 31, 2021 contributed approximately $0.6 million and $4.7 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $9.0 million and $5.7 million to NOI for the six months ended June 30, 2023 and June 30, 2022, respectively. Additionally, there was approximately $1.4 million and $2.6 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2023 and June 30, 2022, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $3.3 million, or 2.0%, to approximately $165.5 million for the six months ended June 30, 2023 compared to approximately $162.2 million for the six months ended June 30, 2022. The increase was attributable to an increase in other expenses of approximately $2.3 million, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract in January 2023. Depreciation and amortization also increased approximately $0.8 million, which was primarily attributable to an increase in depreciation expense of approximately $3.8 million due to an increase of net acquisitions after June 30, 2022 that increased the depreciable asset base and other capital expenditures. The depreciation and amortization increase was partially offset by a decrease in amortization expense of approximately $3.0 million due to previously acquired deferred leasing intangibles reaching the end of their amortization periods, which are typically shorter than depreciation periods.

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

Total other income (expense) decreased approximately $3.0 million, or 27.8%, to a total other expense of approximately $7.8 million for the six months ended June 30, 2023 compared to approximately $10.8 million total other expense for the six months ended June 30, 2022. This decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $13.3 million. This decrease was partially offset by an increase in interest expense of approximately $10.3 million which is primarily attributable to the issuance of $400.0 million of unsecured notes on June 28, 2022 and an additional $50.0 million of unsecured term loans on July 26, 2022.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2023	2022	2023	2022
Net income	$52,797	$33,084	$103,405	$87,072
Rental property depreciation and amortization	68,439	69,225	137,328	136,538
Gain on the sales of rental property, net	(17,532)	(376)	(37,660)	(24,331)
FFO	103,704	101,933	203,073	199,279
Amount allocated to restricted shares of common stock and unvested units	(144)	(145)	(291)	(302)
FFO attributable to common stockholders and unit holders	$103,560	$101,788	$202,782	$198,977

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2023	2022	2023	2022
Net income	$52,797	$33,084	$103,405	$87,072
General and administrative	12,060	12,234	24,736	24,547
Depreciation and amortization	68,494	69,279	137,438	136,645
Interest and other income	(17)	(23)	(36)	(57)
Interest expense	22,860	17,896	45,472	35,155
Other expenses	357	532	3,336	1,029
Gain on the sales of rental property, net	(17,532)	(376)	(37,660)	(24,331)
Net operating income	$139,019	$132,626	$276,691	$260,060

Cash Flows

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following table summarizes our cash flows for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2023	2022	$	%
Net cash provided by operating activities	$196,223	$191,188	$5,035	2.6%
Net cash used in investing activities	$25,606	$334,909	$(309,303)	(92.4)%
Net cash provided by (used in) financing activities	$(182,872)	$136,372	$(319,244)	(234.1)%

Net cash provided by operating activities increased approximately $5.0 million to approximately $196.2 million for the six months ended June 30, 2023 compared to approximately $191.2 million for the six months ended June 30, 2022. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2022, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2022 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $309.3 million to approximately $25.6 million for the six months ended June 30, 2023 compared to approximately $334.9 million for the six months ended June 30, 2022. The decrease was primarily attributable the acquisition of two buildings for a total cash consideration of approximately $40.7 million during the six months ended June 30, 2023, compared to the acquisition of 17 buildings for a total cash consideration of approximately $337.3 million for the six months ended June 30, 2022. Additionally, the decrease was attributable to an increase in proceeds from sales of rental property, net of approximately $30.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These decreases were partially offset by an increase of approximately $18.7 million in cash paid for the additions of land and buildings and improvements related to development and other capital expenditures.

Net cash provided by (used in) financing activities decreased approximately $319.2 million to approximately $182.9 million net cash used in financing activities for the six months ended June 30, 2023 compared to approximately $136.4 million net cash provided by financing activities for the six months ended June 30, 2022. This decrease was primarily attributable to the funding of the $400.0 million unsecured note on June 28, 2022 that did not occur during the six months ended June 30, 2023, as well as the redemption of $100.0 million of unsecured notes on January 5, 2023 that did not occur during the six months ended June 30, 2022. This decrease was also attributable to a decrease in net proceeds received from the sale of common stock of approximately $46.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These decreases were partially offset by an increase in net borrowings of approximately $221.0 million under our unsecured credit facility during the six months ended June 30, 2022.

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

As of June 30, 2023, we had total immediate liquidity of approximately $794.2 million, comprised of $13.5 million of cash and cash equivalents and $780.7 million of immediate availability on our unsecured credit facility. When incorporating our total immediate liquidity of approximately $794.2 million, the approximately $25.2 million and $35.8 million of forward sale proceeds available under the ATM common stock offering program (as defined below) through May 6, 2024 and June 21, 2024, respectively, our total liquidity was approximately $855.2 million as of June 30, 2023.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2023.

Indebtedness (dollars in thousands)	June 30, 2023	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$216,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	216,000

Unsecured term loans:
Unsecured Term Loan F	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,894)
Total carrying value unsecured term loans, net	1,021,106

Unsecured notes:
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(4,210)
Total carrying value unsecured notes, net	1,195,790

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	3,227	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,641	3.71%	October 1, 2039	ii
Total mortgage notes	7,868
Net unamortized fair market value discount	(139)
Total unamortized deferred financing fees and debt issuance costs	(2)
Total carrying value mortgage notes, net	7,727
Total / weighted average interest rate(5)	$2,440,623	3.59%
(1)Interest rate as of June 30, 2023. At June 30, 2023, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 5.14078%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of June 30, 2023, one-month Term SOFR for the Unsecured Term Loans A, F,

G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
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
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of June 30, 2023 was approximately $780.7 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2023, we were in compliance with the applicable financial covenants.

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

The following table summarizes our debt capital structure as of June 30, 2023.

Debt Capital Structure	June 30, 2023
Total principal outstanding (in thousands)	$2,448,868
Weighted average duration (years)	4.9
% Secured debt	0.3%
% Debt maturing next 12 months	0.1%
Net Debt to Real Estate Cost Basis(1)	35.1%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of June 30, 2023. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$679,463

The following table summarizes the shares sold through sales agents under the ATM common stock offering program during the three months ended June 30, 2023

	Three months ended June 30, 2023
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2022 $750 million ATM(1)	249,016	$35.55	$8,765
Total/weighted average	249,016	$35.55	$8,765
(1)Excludes shares sold on a forward basis under the ATM common stock offering program during the six months ended June 30, 2023, which are discussed below.

In addition, on May 5, 2023, we sold 725,698 shares on a forward basis under the ATM common stock offering program at a sale price of $35.0458 per share (an aggregate of approximately $25.4 million in gross sale price), or $34.6953 per share net of commissions. We did not receive any proceeds from the sale of shares on a forward basis. We expect to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of May 6, 2024; provided, however, we may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On June 16, 2023, we also sold 992,295 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.5319 per share (an aggregate of approximately $36.3 million in gross sale price), or $36.1820 per share net of commissions. We did not initially receive any proceeds from the sale of shares on a forward basis. We expect to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of June 21, 2024; provided, however, we may elect to cash settle or net share settle the forward sale agreement at any time through the scheduled maturity date.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2023, we owned approximately 97.8% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.2%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2023, we had 21 interest rate swaps outstanding that were in an asset position of approximately $72.0 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2023, we had approximately $1,241.0 million of variable rate debt. As of June 30, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2023, we had letters of credit related to development projects and certain other agreements of approximately $3.3 million. As of June 30, 2023, we had no other material off-balance sheet arrangements.

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

As of June 30, 2023, we had $1,241.0 million of variable rate debt outstanding. As of June 30, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $216.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $216.0 million on our unsecured credit facility for the six months ended June 30, 2023, our interest expense would have increased by approximately $1.1 million for the six months ended June 30, 2023.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2023, the Operating Partnership issued 35,000 common units in the Operating Partnership upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended June 30, 2023, we issued 35,000 shares of common stock upon redemption of 35,000 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended June 30, 2023, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Amendment to the 2011 Equity Incentive Plan, dated as of April 25, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 28, 2023)
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: July 26, 2023	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)