Form 10-K
period 2023-12-31
STAG Industrial, Inc.
filed 2024-02-13
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,437 million based on the closing price on the New York Stock Exchange as of June 30, 2023.
Number of shares of the registrant’s common stock outstanding as of February 12, 2024: 181,783,304

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as the novel coronavirus disease (“COVID-19”), and other potentially catastrophic events such as acts of war and/or terrorism (including Russia’s invasion of Ukraine and the Israel-Hamas war, the risk of such conflicts widening and the related impact on macroeconomic conditions as a result of such conflicts);
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

“Total annualized base rental revenue” means the contractual monthly base rent as of December 31, 2023 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2023, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Overview

We are a REIT focused on the acquisition, ownership, and operation of industrial properties throughout the United States. Our platform is designed to (i) identify properties for acquisition that offer relative value across CBRE-EA Tier 1 industrial real estate markets, industries, and tenants through the principled application of our proprietary risk assessment model, (ii) provide growth through sophisticated industrial operation and an attractive opportunity set, and (iii) capitalize our business appropriately given the characteristics of our assets.

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

As of December 31, 2023, we owned 569 buildings in 41 states with approximately 112.3 million rentable square feet, consisting of 493 warehouse/distribution buildings, 70 light manufacturing buildings, one flex/office building, and five Value Add Portfolio buildings. In addition, as of December 31, 2023, we had six development projects (which are not included in the building count noted above). While the majority of our portfolio consists of single-tenant properties, we also own a growing number of multi-tenant properties. As of December 31, 2023, our buildings were approximately 98.2% leased, with no single tenant accounting for more than approximately 2.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.0% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry.

As of December 31, 2023, our Operating Portfolio was approximately 98.4% leased. SL Rent Change on new and renewal leases together grew approximately 44.0% and 24.3% during the years ended December 31, 2023 and 2022, respectively, and our Cash Rent Change on new and renewal leases together grew approximately 31.0% and 14.3% during the years ended December 31, 2023 and 2022, respectively.

We have fully integrated acquisition, leasing and operations platforms led by a senior management team with decades of industrial real estate experience. Our mission is to deliver attractive long-term stockholder returns in all market environments by growing cash flow through disciplined investment in high-quality real estate while maintaining a strong balance sheet.

Our Strategy
Our primary business objectives are to own and operate a balanced and diversified portfolio that fits the needs of the markets we operate in, add value to the assets we acquire, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations.

We believe that our focus on owning and operating a portfolio of individually acquired industrial properties throughout CBRE-EA Tier 1 industrial markets in the United States will, when compared to other real estate portfolios, generate returns for our stockholders that are attractive in light of the associated risks for the following reasons.

•The acquisition of individual properties has historically been more cost effective versus competing with a larger pool of buyers who may need to deploy significant capital quickly on large portfolio transactions.
•Acquiring individually maintains our portfolio quality, as multi-asset portfolio acquisitions may include assets that are not desirable to us.
•The contribution of individual assets to an aggregated portfolio creates diversification, thereby lowering risk and creating value.
•Other institutional, industrial real estate buyers tend to focus on properties in a small number of super-primary markets. In contrast, we choose from a larger opportunity set of industrial properties across all CBRE-EA Tier 1 industrial markets in the United States.
•Our wider focus results in an advantage versus the local and regional buyers we compete with in many non-super-primary markets for acquisition opportunities who may not have the same access to debt or equity capital as us.
•Industrial properties generally require less capital expenditure than other commercial property types.

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

Environmental Matters

Our properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell a property. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral (directly or indirectly) or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. We invest in properties historically used for industrial, light manufacturing and commercial purposes. Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks used to store petroleum products and other hazardous or toxic substances, which create a potential for the release of petroleum products or other hazardous or toxic substances. We also own properties that are on or are adjacent to or near other properties upon which other persons, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may generate or release petroleum products or other hazardous or toxic substances.

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

Insurance
We carry comprehensive general liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio under blanket insurance. In addition, we maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. Generally, we do not carry insurance for certain losses, including, but not limited to, losses caused by floods (unless the property is located in a flood plain), earthquakes, acts of war, acts of terrorism or riots. We carry employment practices liability insurance that covers us against claims by employees, former employees or potential employees for various employment related matters including wrongful termination, discrimination, sexual harassment in the workplace, hostile work environment, and retaliation, subject to the policy’s coverage conditions and limitations. We carry comprehensive cyber liability insurance coverage that covers us against claims related to certain first party and third party losses including data restoration costs, crisis management expenses, credit monitoring costs, failure to implement and maintain reasonable security procedures, invasion of customer’s privacy and negligence, subject to the policy’s coverage conditions and limitations. We also carry directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to cover all of our losses.
Competition

In acquiring our target properties, we often compete with local or regional operators due to the smaller, single asset (versus portfolio) focus of our acquisition strategy. We also we compete with other public industrial property sector REITs, single-tenant REITs, income oriented non-traded REITs, and private real estate funds. Local real estate investors typically do not have the same access to capital that we do as a publicly traded institution. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants. Those owners and managers may be national, regional, or local operators, public or private.

Operating Segments

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. See Note 2 in the accompanying Notes to Consolidated Financial Statements under “Segment Reporting.”

Corporate Responsibility Program

We maintain a corporate responsibility program that incorporates environmental, social and governance (“ESG”) initiatives into our overall business, investment, and asset management strategies. We are also committed to reporting of our ESG initiatives. Since December 2021, we have published an annual “Environmental, Social and Governance Report”, which includes information regarding our ESG policies and programs, historic results, and performance targets, including our long-term greenhouse gas (GHG) reduction goal as approved by the Science-Based Targets Initiative (SBTi). In addition, annually we participate in the public disclosure rating process of the Global Real Estate Sustainability Benchmark, which is an entity that provides a ranking system to evaluate and compare ESG practices in the real estate industry.

Additional information regarding our corporate responsibility program will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and our 2022 Environmental, Social and Governance Report, or sustainability report, is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website, including our sustainability report, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

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
•We endeavor to maintain a workplace free from discrimination or harassment on the basis of race, color, religion, creed, gender, gender identity or expression, sexual orientation, genetic information, national origin, ancestry, age, disability, military or veteran status, and political affiliate or activities, among others. We conduct employee training to prevent discrimination and harassment and monitor and address employee conduct.
•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life, and short-term disability insurance, with premiums that are entirely paid for by the Company. We also offer flexible spending accounts for medical expenses, a program to pay commuting and office parking costs with pre-tax income, and a competitive vacation policy, including paid holidays, personal time off, and other leave benefits.
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

As of December 31, 2023, we had 95 employees, none represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

Our Corporate Structure

STAG Industrial, Inc. was incorporated in Maryland on July 21, 2010. Shares of our common stock are publicly traded on the NYSE New York Stock Exchange (“NYSE”) under the symbol “STAG.”

Our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009. We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2023, we owned approximately 97.9% of the common units of limited partnership interest in our Operating Partnership (“common units”), and our current and former executive officers, directors, employees and their affiliates, and third parties owned the remaining 2.1%. The common units are not publicly traded, but each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock, and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of our common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of our common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

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

The following is a simplified diagram of our UPREIT structure at December 31, 2023.

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
100%
Property subsidiaries

Additional Information
Our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777.
Our website is www.stagindustrial.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. Also posted on our website, and available in print upon request, are charters of each independent committee of the board of directors, our code of business conduct and ethics and our corporate governance guidelines. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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

Recent macroeconomic trends, including inflation and rising interest rates, and developments affecting the financial services industry, may adversely affect our business, financial condition and results of operations.

Beginning in 2021 and continuing into the year ended December 31, 2023, inflation in the United States accelerated and, while moderating compared to year-over-year increases in 2021 and 2022, may continue at a relatively elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending, our tenants’ businesses, and/or future demand for industrial space.

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

As of December 31, 2023, the majority of our buildings were industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.

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

Of the properties in our portfolio at December 31, 2023, 231 buildings totaling approximately 44.7 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

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

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. Our properties may have some level of vacancy at the time of our acquisition and may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. As of December 31, 2023, leases with respect to approximately 18.9% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2025. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant, and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

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

Certain provisions in the Operating Partnership agreement may delay or prevent a change of control. Provisions in the Operating Partnership agreement could discourage third parties from making proposals involving an unsolicited acquisition or change of control transaction, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights, transfer restrictions on the common units, the ability of the general partner to amend certain provisions in the Operating Partnership agreement without the consent of limited partners and the right of limited partners to consent to certain mergers and transfers of the general partnership interest. In addition, any potential change of control transaction may be further limited as a result of provisions related to the limited partnership interests designated as “LTIP Units” in our Operating Partnership (“LTIP units”) granted under the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”), which require us to preserve the rights of LTIP unit holders and may restrict us from amending the Operating Partnership agreement in a manner that would have an adverse effect on the rights of LTIP unit holders.

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

In addition, our investments could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances, such as Russia’s invasion of Ukraine and the Israel-Hamas war, the possibility of such conflicts widening and their impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, such circumstances may exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments. As military conflicts and related economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events.

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

As of December 31, 2023, we had total outstanding debt of approximately $2.6 billion, including approximately $402.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the Term Secured Overnight Financing Rate (“Term SOFR”) would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

The phase-out of LIBOR and transition to Term SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

In advance of the cessation of LIBOR on June 30, 2023, we amended our unsecured credit facility and term loans to be based on one-month Term SOFR, and as of December 31, 2023, we had no LIBOR-based debt or financial contracts. Due to the broad use of LIBOR as a reference rate, the impact of this transition to Term SOFR could adversely affect our financing costs, including spread pricing on our unsecured credit facility, unsecured term loans and any other variable rate debt obligations, as well as our operations and cash flows. There is no guarantee that the transition from LIBOR to Term SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price. Whether or not Term SOFR attains market acceptance as a LIBOR replacement tool remains uncertain.

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

In addition, adverse developments affecting the financial services industry or investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations or reduce our net income and cash available for distribution to stockholders.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements should any members of the management team leave is dependent on the competitive nature of the employment market. Each executive officer may terminate his employment at any time and, under certain conditions, may receive cash severance, immediate vesting of equity awards and other benefits and may not be restricted from competing with us after their departure. The loss of services from key members of the management team or a limitation in their availability could be negatively perceived in the capital markets and may adversely impact our operating results, financial condition and cash flows. As of December 31, 2023, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel. We also believe that, as we expand, our future success will depend upon our ability to hire and retain highly skilled managerial, investment, financing, operational, and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

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

Item 1B.  Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Introduction

We recognize the importance of maintaining the trust and confidence of our tenants, business partners and employees with respect to the integrity of our IT network and related systems. We seek to address cybersecurity risks and preserve the confidentiality, security and availability of the information collected and stored on our IT networks and related systems through a comprehensive approach focused on (i) identifying, evaluating and managing our cybersecurity risks, (ii) preventing or mitigating potential threats, and (iii) responding appropriately to security breaches, cyber-attacks, IT network failures and other incidents, if and when they occur. While risk management is primarily the responsibility of our senior management team, our board of directors plays a role in overseeing our cybersecurity risk management program. Our board of directors administers this oversight function directly and with support from its audit committee, which has been delegated the responsibility to evaluate our major financial risks, including our policies and practices to govern the process by which risk assessment and management is undertaken.

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially and adversely affected the Company (including our business strategy, results of operations or financial condition), nor are such threats reasonably likely to materially and adversely affect the same.

For additional information regarding our cybersecurity risks, see “Item 1.A. Risk Factors—Other General Risks—We face risks associated with system failures through security breaches or cyber-attacks, as well as other significant disruptions of our information technology (“IT”) networks and related systems” above.

Risk Management and Strategy

Our cybersecurity risk management program is focused on the key areas below:

•Governance. In fulfilling its oversight responsibility, our board of directors receives regular reports from our senior management team on our cybersecurity risks and exposures, infrastructure and countermeasures, and other monitoring, testing and recovery systems.

•Collaborative Approach. We use a comprehensive, cross-departmental approach for identifying, evaluating, preventing and/or mitigating cybersecurity threats and incidents, and have implemented controls and procedures that provide for the prompt escalation of significant cybersecurity incidents so that decisions regarding reporting and public disclosure of such incidents can be made in a timely manner.

•Technical Safeguards. We deploy technical safeguards intended to protect our IT networks and related systems from cybersecurity threats, including firewalls, intrusion prevention, detection and isolation systems, anti-virus and malware functionality, backup functionality. and access controls. These technical safeguards are regularly evaluated and improved through vulnerability assessments, network penetration testing and threat intelligence, including by third-party consultants, who also continually monitor our information security. Any significant developments related to our technical safeguards, including the results of any vulnerability assessments or network penetration testing, are reported to our board of directors, and we adjust our cybersecurity risk management policies and practices as necessary.

•Management of Third-Party Risks. We use a risk-based approach to evaluating cybersecurity risks presented by third parties, such as vendors, service providers, and external users of our IT networks and related systems, as well as risks related to our use of third-party systems that could adversely affect our business in the event of a cybersecurity incident centered on those systems.

•Education and Awareness. We provide regular, mandatory cybersecurity training for our employees to help them identify and avoid potential cybersecurity threats and understand our policies and guidelines related to our IT network and related systems. As part of this training program, we regularly test our employees for information security awareness, including through random electronic communications designed to simulate how a threat actor might attempt to compromise our IT network and related systems.

•Cybersecurity Insurance. We carry comprehensive cyber liability insurance coverage that covers us against claims related to certain first-party and third-party losses, including data restoration costs and crisis management expenses, subject to the policy’s coverage conditions and limitations.

Governance

Our board of directors, together with the audit committee of our board of directors, oversees our cybersecurity risk management program. In addition, the audit committee is responsible for reviewing with management the effectiveness of our internal control structure and procedures for financial reporting systems, including, among other things, our internal controls designed to assess, identify, and manage material risks from cybersecurity threats.

On regular basis, our board of directors receives a presentation on cybersecurity risks from our senior management team, which may, depending on relevance at the time of the report, address topics such as prevailing cybersecurity threats, vulnerability assessments and/or network integrity testing, infrastructure and practice updates, and other considerations applicable to our IT network and related systems and other third-party systems.

Members of management work collaboratively to develop and implement policies, practices and procedures to protect our IT networks and related systems from cybersecurity threats and to respond appropriately and timely to any cybersecurity incidents. The members of management responsible for our cybersecurity risk management program include our Vice President–Information Technology, our Chief Financial Officer, our General Counsel, our Chief Accounting Officer, our Head of Data, Analytics and Technology, and our Vice President–Financial Reporting and Accounting. Through ongoing communications from employees in each of our Data, Analytics and Technology and Information Technology departments, such members of management monitor our assessment of material cybersecurity risks, our prevention and detection of cybersecurity threats, and, if a cybersecurity incident were to occur, our mitigation and remediation of such incident.

We believe the members of our management team involved in assessing and managing material cybersecurity risks have the experience needed to perform their duties, including through education, certification, work experience or a combination thereof. For example, our Vice President–Information Technology has approximately 25 years of IT experience in various roles, the majority of which has been at publicly-reporting real estate companies. In addition, the other members of our management team identified above have from 14 years to 29 years of work experience managing risks or control environments, including experience at the Company and other professional businesses, or, as third-party advisors, helping businesses manage risks or control environments.

Item 2.  Properties
As of December 31, 2023, we owned the properties in the following table.

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
Alabama	Birmingham	4	Warehouse / Distribution	362,916
	Montgomery	1	Warehouse / Distribution	332,000
	Moody	1	Warehouse / Distribution	595,346
	Phenix City	1	Warehouse / Distribution	117,568

Arkansas	Bryant	1	Warehouse / Distribution	300,160
	Rogers	1	Warehouse / Distribution	400,000

Arizona	Avondale	1	Warehouse / Distribution	186,643
	Chandler	1	Light Manufacturing	104,352
	Gilbert	1	Warehouse / Distribution	41,504
	Mesa	1	Light Manufacturing	71,030
	Tucson	1	Warehouse / Distribution	129,047

California	Fresno	1	Warehouse / Distribution	232,072
	Hollister	1	Warehouse / Distribution	175,325
	Lodi	1	Warehouse / Distribution	400,340
	McClellan	1	Warehouse / Distribution	160,534
	Menifee	2	Warehouse/ Distribution	157,146
	Morgan Hill	2	Light Manufacturing	107,126
	Rancho Cordova	2	Warehouse / Distribution	106,718
	Roseville	1	Warehouse / Distribution	114,597
	Sacramento	7	Warehouse / Distribution	846,519
	Sacramento	1	Light Manufacturing	130,000
	San Diego	1	Warehouse / Distribution	205,440
	Stockton	3	Warehouse / Distribution	263,716
	West Sacramento	1	Warehouse / Distribution	236,716

Colorado	Grand Junction	1	Warehouse / Distribution	82,800
	Johnstown	1	Warehouse / Distribution	132,194
	Longmont	1	Light Manufacturing	64,750
	Loveland	2	Warehouse / Distribution	195,674

Connecticut	East Windsor	2	Warehouse / Distribution	271,111
	Milford	2	Warehouse / Distribution	367,700
	North Haven	3	Warehouse / Distribution	824,727
	Wallingford	1	Warehouse / Distribution	105,000

Delaware	New Castle	1	Warehouse / Distribution	485,987

Florida	Daytona Beach	1	Light Manufacturing	142,857
	Fort Myers	1	Warehouse / Distribution	260,620
	Jacksonville	5	Warehouse / Distribution	1,256,750
	Lake Worth	2	Warehouse / Distribution	157,758
	Lake Worth	1	Light Manufacturing	42,158
	Lakeland	1	Warehouse / Distribution	215,280
	Orlando	1	Warehouse / Distribution	155,000
	Orlando	1	Light Manufacturing	215,900
	Tampa	1	Warehouse / Distribution	78,560
	West Palm Beach	1	Light Manufacturing	112,353

Georgia	Atlanta	1	Warehouse / Distribution	175,532
	Augusta	1	Warehouse / Distribution	203,726
	Buford	1	Warehouse / Distribution	103,720
	Calhoun	1	Warehouse / Distribution	151,200
	Dallas	1	Warehouse / Distribution	92,807
	Forest Park	1	Warehouse / Distribution	373,900
	Lithonia	1	Warehouse / Distribution	210,858

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Norcross	1	Warehouse / Distribution	152,036
	Savannah	1	Warehouse / Distribution	504,300
	Shannon	1	Warehouse / Distribution	568,516
	Smyrna	1	Warehouse / Distribution	102,000
	Statham	1	Warehouse / Distribution	225,692
	Stone Mountain	1	Warehouse / Distribution	78,000

Iowa	Ankeny	2	Warehouse / Distribution	400,968
	Council Bluffs	1	Warehouse / Distribution	90,000
	Des Moines	2	Warehouse / Distribution	301,381
	Marion	1	Warehouse / Distribution	95,500

Idaho	Idaho Falls	1	Warehouse / Distribution	78,690

Illinois	Bartlett	1	Warehouse / Distribution	207,575
	Batavia	2	Warehouse / Distribution	204,642
	Batavia	1	Light Manufacturing	56,676
	Belvidere	6	Warehouse / Distribution	1,069,222
	Cary	1	Warehouse / Distribution	79,049
	Crystal Lake	4	Warehouse / Distribution	506,096
	Elgin	2	Warehouse / Distribution	383,856
	Elgin	1	Light Manufacturing	41,007
	Elmhurst	1	Warehouse / Distribution	72,499
	Gurnee	1	Warehouse / Distribution	338,740
	Harvard	1	Light Manufacturing	126,304
	Hodgkins	2	Warehouse / Distribution	518,109
	Itasca	3	Warehouse / Distribution	311,355
	Lisle	1	Light Manufacturing	105,925
	Machesney Park	1	Warehouse / Distribution	80,000
	McHenry	2	Warehouse / Distribution	169,311
	Montgomery	1	Warehouse / Distribution	584,301
	Saint Charles	1	Light Manufacturing	102,000
	Sauk Village	1	Warehouse / Distribution	375,785
	Schaumburg	1	Warehouse / Distribution	67,817
	St. Charles	1	Light Manufacturing	115,491
	Vernon Hills	1	Warehouse / Distribution	95,486
	Waukegan	1	Warehouse / Distribution	131,252
	West Chicago	2	Warehouse / Distribution	649,558
	West Chicago	5	Light Manufacturing	305,874
	West Dundee	1	Warehouse / Distribution	154,475
	Wood Dale	1	Light Manufacturing	137,607

Indiana	Albion	1	Light Manufacturing	37,578
	Elkhart	2	Warehouse / Distribution	170,100
	Fort Wayne	1	Warehouse / Distribution	108,800
	Goshen	1	Warehouse / Distribution	366,000
	Greenwood	1	Warehouse / Distribution	154,440
	Indianapolis	1	Warehouse / Distribution	78,600
	Jeffersonville	1	Warehouse / Distribution	563,032
	Lafayette	3	Warehouse / Distribution	466,400
	Lebanon	3	Warehouse / Distribution	2,230,323
	Marion	1	Warehouse / Distribution	249,920
	Portage	2	Warehouse / Distribution	786,249
	South Bend	1	Warehouse / Distribution	225,000
	Whitestown	1	Warehouse / Distribution	258,000
	Yoder	1	Warehouse / Distribution	764,177

Kansas	Edwardsville	1	Warehouse / Distribution	270,869
	Lenexa	3	Warehouse / Distribution	581,059
	Olathe	2	Warehouse / Distribution	725,839
	Wichita	3	Warehouse / Distribution	248,550

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet

Kentucky	Bardstown	1	Warehouse / Distribution	102,318
	Danville	1	Warehouse / Distribution	757,047
	Erlanger	1	Warehouse / Distribution	108,620
	Florence	2	Warehouse / Distribution	641,136
	Hebron	1	Warehouse / Distribution	109,000

Louisiana	Baton Rouge	3	Warehouse / Distribution	532,036
	Shreveport	1	Warehouse / Distribution	420,259

Massachusetts	Chicopee	1	Warehouse / Distribution	217,000
	Hudson	1	Light Manufacturing	128,000
	Malden	2	Light Manufacturing	109,943
	Middleborough	1	Light Manufacturing	80,100
	Norton	1	Warehouse / Distribution	200,000
	South Easton	1	Light Manufacturing	86,000
	Sterling	1	Warehouse / Distribution	119,056
	Stoughton	2	Warehouse / Distribution	258,213
	Westborough	1	Warehouse / Distribution	121,700

Maryland	Elkridge	1	Warehouse / Distribution	167,223
	Hagerstown	3	Warehouse / Distribution	1,424,620
	Hampstead	1	Warehouse / Distribution	1,035,249
	Hunt Valley	1	Warehouse / Distribution	46,867
	White Marsh	1	Warehouse / Distribution	103,564

Maine	Biddeford	2	Warehouse / Distribution	265,126
	Gardiner	1	Warehouse / Distribution	265,000
	Lewiston	1	Flex Office	60,000
	Portland	1	Warehouse / Distribution	100,600

Michigan	Belleville	1	Light Manufacturing	160,464
	Canton	1	Warehouse / Distribution	491,049
	Chesterfield	4	Warehouse / Distribution	478,803
	Grand Rapids	4	Warehouse / Distribution	656,262
	Holland	1	Warehouse / Distribution	195,000
	Kentwood	2	Warehouse / Distribution	370,020
	Kentwood	1	Light Manufacturing	85,157
	Lansing	4	Warehouse / Distribution	770,425
	Livonia	2	Warehouse / Distribution	285,306
	Marshall	1	Light Manufacturing	57,025
	Novi	3	Warehouse / Distribution	685,010
	Plymouth	1	Warehouse / Distribution	125,214
	Redford	1	Warehouse / Distribution	138,912
	Romulus	1	Warehouse / Distribution	303,760
	Romulus	1	Light Manufacturing	274,500
	Sterling Heights	1	Warehouse / Distribution	108,000
	Walker	1	Warehouse / Distribution	210,000
	Warren	4	Warehouse / Distribution	981,540
	Wixom	1	Warehouse / Distribution	126,720
	Zeeland	1	Warehouse / Distribution	230,200

Minnesota	Blaine	1	Warehouse / Distribution	248,816
	Bloomington	1	Light Manufacturing	145,351
	Brooklyn Park	1	Warehouse / Distribution	200,720
	Carlos	1	Light Manufacturing	196,270
	Eagan	1	Warehouse / Distribution	276,550
	Inver Grove Heigh	1	Warehouse / Distribution	80,655
	Maple Grove	2	Warehouse / Distribution	207,875
	Mendota Heights	1	Warehouse / Distribution	87,183
	New Hope	1	Light Manufacturing	107,348

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Newport	1	Warehouse / Distribution	83,000
	Oakdale	2	Warehouse / Distribution	210,044
	Plymouth	3	Warehouse / Distribution	357,085
	Savage	1	Warehouse / Distribution	244,050
	Shakopee	1	Warehouse / Distribution	160,000
	Shakopee	1	Light Manufacturing	136,589
	South Saint Paul	1	Warehouse / Distribution	422,727
	St. Paul	1	Warehouse / Distribution	316,636

Missouri	Berkeley	1	Warehouse / Distribution	121,223
	Earth City	1	Warehouse / Distribution	116,783
	Fenton	1	Warehouse / Distribution	127,464
	Hazelwood	1	Warehouse / Distribution	305,550
	Kansas City	1	Warehouse / Distribution	702,000
	O’Fallon	2	Warehouse / Distribution	186,854

Mississippi	Southaven	1	Warehouse / Distribution	556,600

North Carolina	Catawba	1	Warehouse / Distribution	137,785
	Charlotte	3	Warehouse / Distribution	243,880
	Durham	1	Warehouse / Distribution	80,600
	Garner	1	Warehouse / Distribution	150,000
	Greensboro	2	Warehouse / Distribution	261,909
	Huntersville	1	Warehouse / Distribution	185,570
	Lexington	1	Warehouse / Distribution	201,800
	Mebane	2	Warehouse / Distribution	606,840
	Mebane	1	Light Manufacturing	202,691
	Mocksville	1	Warehouse / Distribution	129,600
	Mooresville	2	Warehouse / Distribution	799,200
	Mountain Home	1	Warehouse / Distribution	146,014
	Newton	1	Warehouse / Distribution	217,200
	Pineville	1	Light Manufacturing	75,400
	Rural Hall	1	Warehouse / Distribution	250,000
	Salisbury	1	Warehouse / Distribution	288,000
	Smithfield	1	Warehouse / Distribution	307,845
	Troutman	1	Warehouse / Distribution	301,000
	Winston-Salem	1	Warehouse / Distribution	385,000
	Youngsville	1	Warehouse / Distribution	365,000

Nebraska	Bellevue	1	Warehouse / Distribution	370,000
	La Vista	1	Warehouse / Distribution	178,368
	Omaha	5	Warehouse / Distribution	464,558

New Hampshire	Londonderry	1	Warehouse / Distribution	125,060
	Nashua	1	Warehouse / Distribution	337,391

New Jersey	Branchburg	1	Warehouse / Distribution	113,973
	Burlington	2	Warehouse / Distribution	756,990
	Franklin Township	1	Warehouse / Distribution	183,000
	Lumberton	1	Light Manufacturing	120,000
	Moorestown	2	Warehouse / Distribution	187,569
	Mt. Laurel	1	Warehouse / Distribution	112,294
	Pedricktown	1	Warehouse / Distribution	247,220
	Piscataway	1	Warehouse / Distribution	101,381
	Swedesboro	1	Warehouse / Distribution	123,962
	Westampton	1	Warehouse / Distribution	189,434

New Mexico	Santa Teresa	1	Warehouse / Distribution	92,325

Nevada	Fernley	1	Light Manufacturing	183,435
	Las Vegas	1	Warehouse / Distribution	34,916

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Las Vegas	1	Light Manufacturing	122,472
	Paradise	2	Light Manufacturing	80,422
	Reno	1	Light Manufacturing	87,264
	Sparks	2	Warehouse / Distribution	326,986

New York	Buffalo	1	Warehouse / Distribution	117,000
	Cheektowaga	1	Warehouse / Distribution	121,760
	Farmington	1	Warehouse / Distribution	149,657
	Gloversville	3	Warehouse / Distribution	211,554
	Johnstown	2	Warehouse / Distribution	117,102
	Johnstown	1	Light Manufacturing	42,325
	Rochester	2	Warehouse / Distribution	252,860
	Ronkonkoma	1	Warehouse / Distribution	64,224

Ohio	Bedford Heights	1	Warehouse / Distribution	173,034
	Boardman	1	Warehouse / Distribution	176,930
	Canal Winchester	2	Warehouse / Distribution	814,265
	Columbus	4	Warehouse / Distribution	1,486,450
	Dayton	1	Warehouse / Distribution	205,761
	Etna	1	Warehouse / Distribution	1,232,149
	Fairborn	1	Warehouse / Distribution	259,369
	Fairfield	2	Warehouse / Distribution	364,948
	Gahanna	1	Warehouse / Distribution	383,000
	Groveport	1	Warehouse / Distribution	320,657
	Hilliard	1	Warehouse / Distribution	237,500
	Macedonia	2	Warehouse / Distribution	338,297
	Maple Heights	1	Warehouse / Distribution	170,000
	Mason	1	Light Manufacturing	116,200
	North Jackson	2	Warehouse / Distribution	518,758
	Oakwood Village	1	Warehouse / Distribution	75,000
	Salem	1	Light Manufacturing	271,000
	Seville	1	Warehouse / Distribution	75,000
	Streetsboro	1	Warehouse / Distribution	343,416
	Strongsville	2	Warehouse / Distribution	341,561
	Toledo	1	Warehouse / Distribution	177,500
	Twinsburg	2	Warehouse / Distribution	426,974
	West Chester	1	Warehouse / Distribution	269,868
	West Jefferson	1	Warehouse / Distribution	857,390

Oklahoma	Oklahoma City	2	Warehouse / Distribution	303,740
	Tulsa	2	Warehouse / Distribution	309,600

Oregon	Beaverton	2	Warehouse / Distribution	121,426
	Salem	2	Light Manufacturing	155,900
	Wilsonville	1	Warehouse / Distribution	78,000

Pennsylvania	Allentown	4	Warehouse / Distribution	514,134
	Burgettstown	1	Warehouse / Distribution	455,000
	Charleroi	1	Warehouse / Distribution	119,161
	Clinton	7	Warehouse / Distribution	1,531,972
	Croydon	1	Warehouse / Distribution	101,869
	Elizabethtown	1	Warehouse / Distribution	206,236
	Export	1	Warehouse / Distribution	138,270
	Hazleton	1	Warehouse / Distribution	589,580
	Imperial	1	Warehouse / Distribution	315,634
	Kulpsville	1	Warehouse / Distribution	152,625
	Lancaster	1	Warehouse / Distribution	240,528
	Langhorne	2	Warehouse / Distribution	180,000
	Langhorne	2	Light Manufacturing	287,647
	Lebanon	1	Warehouse / Distribution	211,358
	Mechanicsburg	3	Warehouse / Distribution	747,054

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Muhlenberg Township	1	Warehouse / Distribution	392,107
	New Galilee	1	Warehouse / Distribution	410,389
	New Kensington	1	Warehouse / Distribution	200,500
	New Kingstown	1	Warehouse / Distribution	330,000
	O’Hara Township	1	Warehouse / Distribution	887,084
	Pittston	1	Warehouse / Distribution	437,446
	Reading	1	Warehouse / Distribution	248,000
	Warrendale	1	Warehouse / Distribution	179,394
	York	5	Warehouse / Distribution	1,306,834

South Carolina	Columbia	1	Light Manufacturing	185,600
	Duncan	3	Warehouse / Distribution	996,841
	Edgefield	1	Light Manufacturing	126,190
	Fountain Inn	2	Warehouse / Distribution	442,472
	Fountain Inn	1	Light Manufacturing	203,888
	Gaffney	1	Warehouse / Distribution	226,968
	Goose Creek	1	Warehouse / Distribution	500,355
	Greenwood	2	Light Manufacturing	175,055
	Greer	6	Warehouse / Distribution	654,935
	Laurens	1	Warehouse / Distribution	125,000
	Piedmont	7	Warehouse / Distribution	1,387,556
	Rock Hill	3	Warehouse / Distribution	720,120
	Simpsonville	3	Warehouse / Distribution	1,138,494
	Spartanburg	9	Warehouse / Distribution	1,802,623
	Summerville	1	Warehouse / Distribution	88,583
	Wellford	1	Warehouse / Distribution	233,433
	West Columbia	6	Warehouse / Distribution	1,163,822
	West Columbia	1	Light Manufacturing	464,206

Tennessee	Chattanooga	3	Warehouse / Distribution	646,200
	Cleveland	1	Warehouse / Distribution	151,704
	Clinton	1	Warehouse / Distribution	166,000
	Jackson	1	Warehouse / Distribution	267,391
	Knoxville	2	Warehouse / Distribution	335,310
	Knoxville	1	Light Manufacturing	106,000
	Lebanon	2	Warehouse / Distribution	407,552
	Loudon	1	Warehouse / Distribution	104,074
	Madison	1	Warehouse / Distribution	418,406
	Mascot	1	Warehouse / Distribution	130,560
	Mascot	1	Light Manufacturing	190,560
	Memphis	2	Warehouse / Distribution	1,331,075
	Murfreesboro	2	Warehouse / Distribution	212,312
	Nashville	1	Warehouse / Distribution	154,485
	Vonore	1	Warehouse / Distribution	342,700

Texas	Arlington	2	Warehouse / Distribution	290,324
	Cedar Hill	1	Warehouse / Distribution	420,000
	Conroe	1	Warehouse / Distribution	252,662
	El Paso	12	Warehouse / Distribution	2,413,344
	Garland	1	Light Manufacturing	253,900
	Grapevine	2	Warehouse / Distribution	202,140
	Houston	8	Warehouse / Distribution	999,124
	Houston	2	Light Manufacturing	412,935
	Humble	1	Warehouse / Distribution	289,200
	Irving	1	Warehouse / Distribution	120,900
	Katy	2	Warehouse / Distribution	244,903
	Laredo	2	Warehouse / Distribution	462,658
	McAllen	1	Warehouse / Distribution	301,200
	Mission	1	Warehouse / Distribution	270,084
	Rockwall	1	Warehouse / Distribution	389,546
	Stafford	1	Warehouse / Distribution	68,300

State	City	Number of Buildings	Asset Type	Total Rentable Square Feet
	Waco	1	Warehouse / Distribution	66,400

Utah	Provo	1	Warehouse / Distribution	177,071

Virginia	Chester	1	Warehouse / Distribution	100,000
	Fredericksburg	1	Warehouse / Distribution	140,555
	Harrisonburg	1	Warehouse / Distribution	357,673
	Independence	1	Warehouse / Distribution	120,000
	N. Chesterfield	1	Warehouse / Distribution	109,520
	Norfolk	1	Warehouse / Distribution	102,512
	Richmond	1	Light Manufacturing	78,128

Washington	Ridgefield	1	Warehouse / Distribution	141,400

Wisconsin	Appleton	1	Warehouse / Distribution	152,000
	Caledonia	1	Light Manufacturing	53,680
	Cudahy	1	Warehouse / Distribution	128,000
	De Pere	1	Warehouse / Distribution	200,000
	DeForest	1	Warehouse / Distribution	262,521
	Delavan	2	Light Manufacturing	146,400
	East Troy	1	Warehouse / Distribution	149,624
	Elkhorn	1	Warehouse / Distribution	111,000
	Elkhorn	1	Light Manufacturing	78,540
	Franklin	1	Warehouse / Distribution	156,482
	Germantown	4	Warehouse / Distribution	520,163
	Hartland	1	Warehouse / Distribution	121,050
	Hudson	1	Warehouse / Distribution	139,875
	Janesville	1	Warehouse / Distribution	700,000
	Kenosha	1	Light Manufacturing	175,052
	Madison	2	Warehouse / Distribution	283,000
	Mayville	1	Light Manufacturing	339,179
	Mukwonago	1	Warehouse / Distribution	157,438
	Muskego	1	Warehouse / Distribution	81,230
	New Berlin	3	Warehouse / Distribution	590,663
	Oak Creek	2	Warehouse / Distribution	232,144
	Pewaukee	2	Warehouse / Distribution	288,201
	Pleasant Prairie	1	Warehouse / Distribution	291,599
	Pleasant Prairie	1	Light Manufacturing	105,637
	Sun Prairie	1	Warehouse / Distribution	427,000
	West Allis	4	Warehouse / Distribution	243,478
	Yorkville	1	Warehouse / Distribution	98,151
	Total	569		112,271,592

Not reflected in the table above are six buildings under development.

As of December 31, 2023, one of our 569 buildings was encumbered by mortgage indebtedness totaling approximately $4.5 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums or discounts). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2023.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	6.9%
Greenville, SC	5.4%
Pittsburgh, PA	4.1%
Detroit, MI	4.1%
Columbus, OH	3.7%
Minneapolis, MN	3.6%
South Central, PA	3.3%
Philadelphia, PA	3.2%
Houston, TX	2.6%
El Paso, TX	2.4%
Milwaukee, WI	2.2%
Charlotte, NC	2.1%
Indianapolis, IN	2.1%
Sacramento, CA	1.9%
Cleveland, OH	1.8%
Boston, MA	1.7%
Kansas City, MO	1.7%
Columbia, SC	1.5%
Grand Rapids, MI	1.5%
Cincinnati, OH	1.3%
Total	57.1%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2023.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.0%
Containers & Packaging	8.1%
Automobile Components	7.1%
Machinery	6.0%
Commercial Services & Supplies	5.8%
Trading Companies & Distribution (Industrial Goods)	5.4%
Distributors (Consumer Goods)	4.5%
Building Products	4.2%
Consumer Staples Distribution	3.7%
Broadline Retail	3.7%
Household Durables	3.6%
Media	3.1%
Specialty Retail	2.8%
Ground Transportation	2.6%
Beverages	2.4%
Food Products	2.2%
Electronic Equip, Instruments	2.1%
Health Care Equipment & Supplies	2.0%
Chemicals	2.0%
Textiles, Apparel, Luxury Goods	1.5%
Total	83.8%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2023.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	2.9%
Soho Studio, LLC	1	0.9%
American Tire Distributors, Inc.	7	0.9%
Eastern Metal Supply, Inc.	5	0.9%
Tempur Sealy International, Inc.	2	0.8%
Hachette Book Group, Inc.	1	0.8%
Kenco Logistic Services, LLC	3	0.7%
Yanfeng US Automotive Interior	2	0.7%
WestRock Company	7	0.7%
Penguin Random House, LLC	1	0.7%
FedEx Corporation	3	0.7%
Lippert Component Manufacturing	4	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
AFL Telecommunications LLC	2	0.6%
DHL Supply Chain	4	0.6%
Carolina Beverage Group	3	0.6%
Iron Mountain Information Management	5	0.6%
Packaging Corp of America	5	0.6%
Berlin Packaging LLC	4	0.6%
Total	69	16.4%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2023, our Weighted Average Lease Term was approximately 4.5 years. The following table summarizes lease expirations for leases in place as of December 31, 2023, plus available space, for each of the ten calendar years beginning with 2024 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet(2)	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	2,062,300	—	$—	—
Month-to-month leases(1)	1	141,869	0.1%	1,116	0.2%
2024	62	8,256,998	7.5%	44,397	7.6%
2025	104	13,442,258	12.2%	65,556	11.3%
2026	139	19,727,593	17.9%	104,264	18.0%
2027	116	16,263,260	14.8%	84,401	14.5%
2028	93	11,847,861	10.8%	63,905	11.0%
2029	79	12,912,794	11.7%	63,280	10.9%
2030	38	6,038,157	5.5%	37,409	6.4%
2031	43	7,529,932	6.8%	37,499	6.5%
2032	19	2,800,575	2.5%	19,507	3.4%
2033	14	2,327,202	2.1%	13,416	2.3%
Thereafter	31	8,920,793	8.1%	45,628	7.9%
Total/weighted average	739	112,271,592	100.0%	$580,378	100.0%
(1)The month-to-month total rentable square footage includes a 40,000 square foot secondary short-term lease occupied by another tenant, whose lease count is included in their original long-term suite.
(2)Leases previously scheduled to expire in 2024, totaling approximately 7.0 million square feet, have been amended to extend their lease expiration date as of December 31, 2023. These leases amended are excluded from 2024 expirations and are reflected in the new year of expiration.

Item 3.  Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 12, 2024, we had 74 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2023, our Operating Partnership issued 119,965 common units upon exchange of outstanding LTIP units issued pursuant to the 2011 Plan. Subject to certain restrictions, common units in our Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended December 31, 2023, we issued 172,743 shares of common stock upon redemption of 172,743 common units in our Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended December 31, 2023, if any, have previously been disclosed in filings with the SEC.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2018 to December 31, 2023 and assumes that $100 was invested in our common stock and in each index on December 31, 2018 and that all dividends were reinvested.

Cumulative Total Return
Based upon an inital investment of $100 on December 31, 2018 with dividends reinvested

$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$220.70
$207.21
$196.60
$200.37
$166.39
$164.08
$155.68
$155.17
$142.87
$133.17
$131.49
$138.75
$125.84
$125.61
$116.31
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For the definitions of certain terms used in the following discussion, refer to Item 1, “Business - Certain Definitions” included elsewhere in this report.

Overview

We are a REIT focused on the acquisition, ownership, and operation of industrial properties throughout the United States. Our platform is designed to (i) identify properties for acquisition that offer relative value across CBRE-EA Tier 1 industrial property types and tenants through the principled application of our proprietary risk assessment model, (ii) provide growth through sophisticated industrial operation and an attractive opportunity set, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the NYSE under the symbol “STAG.”

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

As of December 31, 2023, we owned 569 buildings in 41 states with approximately 112.3 million rentable square feet, consisting of 493 warehouse/distribution buildings, 70 light manufacturing buildings, one flex/office building, and five Value Add Portfolio buildings. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant.

As of December 31, 2023, our buildings were approximately 98.2% leased, with no single tenant accounting for more than approximately 2.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.0% of our total annualized base rental revenue.

We own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2023, we owned approximately 97.9% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 2.1%.

In connection with the successful completion of the previously announced management succession plan, (i) on June 30, 2023, the term of Benjamin S. Butcher as Executive Chairman ended, and he continues to serve on our board of directors as a non-management director, and (ii) on July 1, 2023, Larry T. Guillemette become the independent Chairman of the Board. In addition, on March 31, 2023, Steven T. Kimball joined our Company as Executive Vice President–Real Estate Operations.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The industrial real estate business is affected by the recent high inflationary, rising interest rate environment, disruption in the banking industry, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, GDP increased more than 2.0% during the year ended June 30, 2023 and surged in the third quarter of 2023 to a 4.9% annualized growth rate. Labor conditions held strong with a consistent 3.7% unemployment rate as of December 2023. Going forward, the general consensus among economists is to expect low growth in the United States with a continued historically elevated risk of recession. While the macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed in 2022 and 2023 relative to our historical acquisition pace.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including our minimal floating rate debt exposure (taking into account our hedging activities), strong banking relationships, strong liquidity, access to capital, and the fact that many of our competitors for the assets we purchase tend to be smaller local and regional investors who may have been more heavily impacted by rising interest rates and lack of available capital.

Due to demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure, we expect acceleration in a number of industrial specific trends to support stronger long term demand, including:

•the continued growth of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
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

Our portfolio continues to benefit from historically low availability throughout the national industrial market. Demand moderated in 2023 relative to recent peaks, but remains solid across a broad array of our markets. Vacancy and availability rates, while rising, remain low by historical standards. The supply pipeline remains robust, albeit smaller and more notably concentrated in very large warehouses. Construction starts declined as a result of both moderating demand and volatile capital markets in 2023. The weakening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2023. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Year ended December 31, 2023
New Leases	2,991,646	$7.16	$7.62	$3.78	43.3%	54.3%	5.3	$0.67
Renewal Leases	10,322,350	$5.59	$5.89	$1.13	26.9%	40.5%	4.3	$0.07
Total/weighted average	13,313,996	$5.94	$6.28	$1.72	31.0%	44.0%	4.5	$0.21
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

Additionally, for the year ended December 31, 2023, leases related to the Value Add Portfolio and first generation leasing, with a total of 1,609,083 square feet, are excluded from the Operating Portfolio statistics above.

Property Operating Expenses

Our property operating expenses generally consist of utilities, real estate taxes, management fees, insurance, and site repair and maintenance costs. For the majority of our tenants, our property operating expenses are controlled, in part, by the triple net provisions in tenant leases. In our triple net leases, the tenant is responsible for all aspects of and costs related to the building and its operation during the lease term, including utilities, taxes, insurance, and maintenance costs, but typically excluding roof and building structure. However, we also have modified gross leases and gross leases, as well as leases with expense caps, in our building portfolio, which may require us to absorb certain building related expenses of our tenants. In our modified gross leases, we are responsible for certain building related expenses during the lease term, but most of the expenses are passed through to the tenant for reimbursement to us. In our gross leases, we are responsible for all expenses related to the building and its operation during the lease term. Our overall performance will be affected by the extent to which we are able to pass-through property operating expenses to our tenants.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.6% of our total annualized base rental revenue will expire during the period from January 1, 2024 to December 31, 2024, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  Using the aforementioned assumptions, we expect that, overall, the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period January 1, 2024 to December 31, 2024, thereby resulting in an increase in revenue from the same space.

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

Purchase Price Accounting

We have determined that judgments regarding the allocation of the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed represents a critical accounting estimate that has the potential to be material in future periods and has been material in all periods presented in this Form 10-K. As discussed below in “Critical Accounting Policies,” we allocate the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships, and therefore involves subjective analysis and uncertainty. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot. We do not believe that the conclusions we reached regarding the allocation of the purchase price of properties, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied. As discussed below, we continuously assess our portfolio for the impairment of tangible and intangible rental property and deferred leasing intangible liabilities.

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

Using information available at the time of acquisition, we allocate the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information, and therefore involves subjective analysis and uncertainty. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill as of December 31, 2023.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after December 31, 2021. On December 31, 2023, we owned 513 industrial buildings consisting of approximately 101.7 million square feet, which represents approximately 90.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 98.4% as of December 31, 2023 compared to 99.1% as of December 31, 2022.

Discussions of selected operating information for our same store portfolio and our total portfolio for the comparison of the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 14, 2023.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2023 and 2022 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2023 and 2022 with respect to the buildings acquired and sold after December 31, 2021, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021, flex/office buildings, Value Add Portfolio buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2023	2022	$	%	2023	2022	2023	2022	2023	2022	$	%
Revenue
Operating revenue
Rental income	$634,020	$601,536	$32,484	5.4%	$39,208	$30,970	$31,932	$21,871	$705,160	$654,377	$50,783	7.8%
Other income	211	369	(158)	(42.8)%	176	1,144	2,288	1,455	2,675	2,968	(293)	(9.9)%
Total operating revenue	634,231	601,905	32,326	5.4%	39,384	32,114	34,220	23,326	707,835	657,345	50,490	7.7%
Expenses
Property	124,540	115,807	8,733	7.5%	8,008	5,220	7,048	4,674	139,596	125,701	13,895	11.1%
Net operating income(1)	$509,691	$486,098	$23,593	4.9%	$31,376	$26,894	$27,172	$18,652	568,239	531,644	36,595	6.9%
Other expenses
General and administrative									47,491	46,958	533	1.1%
Depreciation and amortization									278,447	275,040	3,407	1.2%
Loss on impairment									—	1,783	(1,783)	(100.0)%
Other expenses									4,693	4,363	330	7.6%
Total other expenses									330,631	328,144	2,487	0.8%
Total expenses									470,227	453,845	16,382	3.6%
Other income (expense)
Interest and other income									68	103	(35)	(34.0)%
Interest expense									(94,575)	(78,018)	(16,557)	21.2%
Debt extinguishment and modification expenses									—	(838)	838	(100.0)%
Gain on the sales of rental property, net									54,100	57,487	(3,387)	(5.9)%
Total other income (expense)									(40,407)	(21,266)	(19,141)	90.0%
Net income									$197,201	$182,234	$14,967	8.2%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $15.0 million or 8.2% to approximately $197.2 million for the year ended December 31, 2023 compared to approximately $182.2 million for the year ended December 31, 2022.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $32.5 million or 5.4% to approximately $634.0 million for the year ended December 31, 2023 compared to approximately $601.5 million for the year ended December 31, 2022.

Same store lease income increased approximately $22.8 million or 4.6% to approximately $518.4 million for the year ended December 31, 2023 compared to approximately $495.6 million for the year ended December 31, 2022. The increase was primarily due to an increase in rental income of approximately $29.8 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $5.5 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.5 million. Additionally, there was a decrease in same store lease income of approximately $1.0 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. For those that are not probable of collection, we convert to the cash basis of accounting. Management determined two tenants should be converted from the cash basis of accounting back to the accrual basis of accounting, for which approximately $1.5 million of straight-line rental income was recognized. This was offset by certain other tenants converting from the accrual basis of accounting to the cash basis of accounting, for which approximately $2.5 million of straight-line rental income was either reversed or was not recognized.

Same store other billings increased approximately $9.7 million or 9.2% to approximately $115.6 million for the year ended December 31, 2023 compared to approximately $105.9 million for the year ended December 31, 2022. The increase was attributable to (i) an increase of approximately $5.7 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants for which we pay the real estate taxes on their behalf, (ii) changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxes directly to the taxing authorities, and (iii) occupancy of previously vacant buildings. The increase was also attributable to an increase of approximately $4.0 million in other expense reimbursements which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased approximately $8.7 million or 7.5% to approximately $124.5 million for the year ended December 31, 2023 compared to approximately $115.8 million for the year ended December 31, 2022. This increase was due to increases in real estate tax, insurance, repairs and maintenance, other expenses, and utilities expense of approximately $4.0 million, $2.5 million, $1.4 million, $1.4 million, and $0.2 million, respectively. These increases were partially offset by a reduction of snow removal expense of approximately $0.8 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to December 31, 2021, we acquired 35 buildings consisting of approximately 5.4 million square feet (excluding seven buildings that were included in the Value Add Portfolio at December 31, 2023 or transferred from the Value Add Portfolio to the Operating Portfolio after December 31, 2021), and sold 18 buildings consisting of approximately 3.8 million square feet. For the years ended December 31, 2023 and December 31, 2022, the buildings acquired after December 31, 2021 contributed approximately $28.2 million and $16.0 million to NOI, respectively. For the years ended December 31, 2023 and December 31, 2022, the buildings sold after December 31, 2021 contributed approximately $3.2 million and $10.9 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $23.1 million and $14.0 million to NOI for the years ended December 31, 2023 and December 31, 2022, respectively. Additionally, there was approximately $4.1 million and $4.7 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2023 and December 31, 2022, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $2.5 million or 0.8% for the year ended December 31, 2023 to approximately $330.6 million compared to approximately $328.1 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in depreciation and amortization of approximately $3.4 million due to an increase in the depreciable asset base from net acquisitions after December 31, 2022, as well as an increase in general and administrative expenses of approximately $0.5 million primarily due to increases in compensation and other payroll costs and professional fees. Other expenses also increased approximately $0.3 million due to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract in January 2023, whereas the relinquishment of an acquisition deposit of approximately $2.1 million related to a terminated acquisition contract was recognized during the year ended December 31, 2022. These increases were partially offset by a decrease in loss on impairment of approximately $1.8 million, as there was no loss on impairment recognized during the year ended December 31, 2023, compared to a loss on impairment recognized at one building during the year ended December 31, 2022.

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

Total net other expense increased approximately $19.1 million or 90.0% to approximately $40.4 million for the year ended December 31, 2023 compared to approximately $21.3 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in interest expense of approximately $16.6 million which was primarily attributable to the issuance of $400.0 million of unsecured notes on June 28, 2022, an additional $50.0 million (net) of unsecured term loans on July 26, 2022, and an increase in one-month Term SOFR. This increase was also attributable to a decrease in the gain on the sales of rental property, net of approximately $3.4 million. These increases were partially offset by a decrease in debt and modification expenses of approximately $0.8 million, as there were no debt and modification expenses during the year ended December 31, 2023.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2023	2022	2021
Net income	$197,201	$182,234	$196,432
Rental property depreciation and amortization	278,216	274,823	238,487
Loss on impairment	—	1,783	—
Gain on the sales of rental property, net	(54,100)	(57,487)	(97,980)
FFO	$421,317	$401,353	$336,939
Preferred stock dividends	—	—	(1,289)
Redemption of preferred stock	—	—	(2,582)
Amount allocated to restricted shares of common stock and unvested units	(546)	(558)	(838)
FFO attributable to common stockholders and unit holders	$420,771	$400,795	$332,230

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

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2023	2022	2021
Net income	$197,201	$182,234	$196,432
General and administrative	47,491	46,958	$48,629
Depreciation and amortization	278,447	275,040	$238,699
Interest and other income	(68)	(103)	$(121)
Interest expense	94,575	78,018	$63,484
Loss on impairment	—	1,783	$—
Debt extinguishment and modification expenses	—	838	$2,152
Other expenses	4,693	4,363	$2,878
Gain on the sales of rental property, net	(54,100)	(57,487)	$(97,980)
Net operating income	$568,239	$531,644	$454,173

Cash Flows
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
The following table summarizes our cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2023	2022	$	%
Net cash provided by operating activities	$391,092	$387,931	$3,161	0.8%
Net cash used in investing activities	$320,346	$447,524	$(127,178)	(28.4)%
Net cash provided by (used in) financing activities	$(75,667)	$63,186	$(138,853)	(219.8)%

Net cash provided by operating activities increased approximately $3.2 million to approximately $391.1 million for the year ended December 31, 2023, compared to approximately $387.9 million for the year ended December 31, 2022. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2022, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2022 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $127.2 million to approximately $320.3 million for the year ended December 31, 2023, compared to approximately $447.5 million for the year ended December 31, 2022. The decrease was primarily attributable to the acquisition of 16 buildings during the year ended December 31, 2023 of approximately $321.9 million, compared to the acquisition of 26 buildings during the year ended December 31, 2022 of approximately $472.6 million. Additionally, there was a decrease in cash paid for additions of land and building and improvements of approximately $3.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. These decreases in net cash used in investing activities were partially offset by decrease in proceeds from sales of rental property, net of approximately $29.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net cash provided by (used in) financing activities decreased approximately $138.9 million to approximately $75.7 million net cash used in financing activities for the year ended December 31, 2023, compared to approximately $63.2 million net cash provided by financing activities for the year ended December 31, 2022. This decrease was primarily attributable to the funding of the $400.0 million unsecured notes on June 28, 2022 and the $50.0 million (net) unsecured term loans on July 26, 2022, that did not occur during the year ended December 31, 2023, as well as the redemption of $100.0 million of unsecured notes on January 5, 2023 that did not occur during the year ended December 31, 2022. These decreases were partially offset by an increase in net borrowings of approximately $348.0 million under our unsecured credit facility and an increase in proceeds from sales of common stock, net of approximately $14.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. Additionally, we paid in full a mortgage note of approximately $3.2 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, in which we paid in full a mortgage note in the amount of approximately $46.6 million.

Liquidity and Capital Resources
We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow from rental income, expense recoveries from tenants, and other income from operations is our principal source of funds to pay operating expenses, debt service, recurring capital expenditures, and the distributions required to maintain our REIT qualification. We primarily rely on the capital markets (equity and debt securities) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality building standards that promote high occupancy rates and permit increases in rental rates, while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and equity and debt financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of December 31, 2023, we had total immediate liquidity of approximately $615.4 million, comprised of approximately $20.7 million of cash and cash equivalents and approximately $594.7 million of immediate availability on our unsecured credit facility. When incorporating our total immediate liquidity of $615.4 million and approximately $41.3 million of forward sale proceeds available to us under our ATM common stock offering program through December 14, 2024, our total liquidity was approximately $656.7 million as of December 31, 2023.

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

Indebtedness Outstanding
The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2023.

Indebtedness (dollars in thousands)	Principal Outstanding as of December 31, 2023 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$402,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	402,000

Unsecured term loans:
Unsecured Term Loan F	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,227)
Total carrying value unsecured term loans, net	1,021,773

Unsecured notes:
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(4,128)
Total carrying value unsecured notes, net	1,195,872

Mortgage notes (secured debt):
United of Omaha Life Insurance Company	4,537	3.71%	October 1, 2039	ii
Total mortgage notes	4,537
Net unamortized fair market value discount	(136)
Total unamortized deferred financing fees and debt issuance costs	—
Total carrying value mortgage notes, net	4,401
Total / weighted average interest rate(5)	$2,624,046	3.79%
(1)Interest rate as of December 31, 2023. At December 31, 2023, the one-month Term SOFR was 5.35472%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of December 31, 2023, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
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

The aggregate undrawn nominal commitments on our unsecured credit facility as of December 31, 2023 was approximately $594.7 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On December 15, 2023, the mortgage note associated with Thrivent Financial for Lutherans in the amount of approximately $3.2 million was repaid in full.

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

The following table summarizes our debt capital structure as of December 31, 2023.

Debt Capital Structure	December 31, 2023
Total principal outstanding (in thousands)	$2,631,537
Weighted average duration (years)	4.3
% Secured debt	0.2%
% Debt maturing next 12 months	1.9%
Net Debt to Real Estate Cost Basis(1)	36.3%
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

As of December 31, 2023, we were in compliance with the applicable financial covenants.

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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of December 31, 2023.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$637,663

There was no settled activity under the ATM common stock offering program during the three months ended December 31, 2023.

Subsequent to December 31, 2023, on January 9, 2024 we sold 567,112 shares on a forward basis under the ATM common stock offering program at a sale price of $38.8818 per share (an aggregate of approximately $22.1 million gross sale price), or $38.5058 per share net of commissions. We did not receive any proceeds from the sale of such shares on a forward basis. We expect to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of January 9, 2025, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On December 14, 2023, we sold 1,100,000 shares on a forward basis under the ATM common stock offering program at a sale price of $38.00 per share (an aggregate of approximately $41.8 million gross sale price), or $37.62 per share net of commissions. We did not receive any proceeds from the sale of such shares on a forward basis. We expect to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of December 14, 2024, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On June 16, 2023, we sold 992,295 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.5319 per share (an aggregate of approximately $36.3 million in gross sale price), or $36.1820 per share net of commissions. We did not initially receive any proceeds from the sale of shares on a forward basis. On July 27, 2023, we physically settled in full the forward sales agreements by issuing 992,295 shares of common stock for net proceeds of approximately $35.9 million, or $36.2046 per share.

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

Noncontrolling Interests

We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2023, we owned approximately 97.9% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in our Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2023, we had 21 interest rate swaps outstanding that were in an asset position of approximately $50.4 million, including any adjustment for nonperformance risk related to these agreements.

As of December 31, 2023, we had approximately $1.4 billion of variable rate debt. As of December 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of December 31, 2023, we had letters of credit related to development projects and certain other agreements of approximately $3.3 million. As of December 31, 2023, we had no other material off-balance sheet arrangements.

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

As of December 31, 2023, we had $1.4 billion of variable rate debt. As of December 31, 2023, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $402.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $402.0 million on our unsecured credit facility for the year ended December 31, 2023, our interest expense would have increased by approximately $4.0 million for the year ended December 31, 2023.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this report.

Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the quarter ended December 31, 2023, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). Similarly, in that same time period, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 16, 2022)
10.1	Second Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2023 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 15, 2023)
10.2	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)*
10.3	Amendment to the 2011 Equity Incentive Plan, dated as of April 25, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 28, 2023)*
10.4	Form of LTIP Unit Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*
10.5	Form of Performance Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*
10.6	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021)*
10.7
Amended and Restated Executive Employment Agreement with William R. Crooker, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.8	Executive Employment Agreement with Matts S. Pinard, dated January 10, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 12, 2022)*
10.8	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014)*
10.9
Amended and Restated Executive Employment Agreement with Michael C. Chase, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.10	Executive Employment Agreement with Steven T. Kimball, effective as of March 31, 2023 (incorporated by reference to the Quarterly Report of Form 10-Q filed with the SEC on April 26, 2023)*
10.11	Form of Indemnification Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011)*
10.12	Registration Rights Agreement, dated April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)
10.13	Unsecured Credit Facility: Amended and Restated Credit Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.14
Unsecured Term Loan A: Third Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)

10.15	Unsecured Term Loan F: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.16	Unsecured Term Loan G: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)

Exhibit Number	Description of Document
10.17	Unsecured Term Loan H: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.18	Unsecured Term Loan I: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.19
Series A Unsecured Notes, Series B Unsecured Notes: Note Purchase Agreement, dated as of April 16, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014)

10.20
Series A Unsecured Notes, Series B Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 18, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.21
Series A Unsecured Notes, Series B Unsecured Notes: Second Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.22
Series A Unsecured Notes, Series B Unsecured Notes: Third Amendment to Note Purchase Agreement, dated as of April 10, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.23
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

10.27
Series I Unsecured Notes, Series J Unsecured Notes: Note Purchase Agreement, dated as of July 8, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 28, 2021)

10.28	Series K Unsecured Notes: Note Purchase Agreement, dated as of April 28, 2022 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)
19.1	Insider Trading Policy
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101	The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 13, 2024
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

Date	Signature	Title

February 13, 2024	/s/ William R. Crooker	President, Chief Executive Officer and Director (principal executive officer)
William R. Crooker

February 13, 2024	/s/ Benjamin S. Butcher	Director
Benjamin S. Butcher

February 13, 2024	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 13, 2024	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 13, 2024	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 13, 2024	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 13, 2024	/s/ Larry T. Guillemette	Chairman of the Board
Larry T. Guillemette

February 13, 2024	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 13, 2024	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 13, 2024	/s/ Hans S. Weger	Director
Hans S. Weger

February 13, 2024	/s/ Matts S. Pinard	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
Matts S. Pinard

February 13, 2024	/s/ Jaclyn M. Paul	Chief Accounting Officer (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during 2023, the Company completed 16 property acquisitions for consideration of approximately $322 million, of which approximately $56 million of land, $248 million of buildings and improvements, $18.5 million of net leasing intangibles, and $0.5 million of other liabilities were recorded. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

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
February 13, 2024

We have served as the Company’s or its predecessor’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Rental Property:
Land	$698,633	$647,098
Buildings and improvements, net of accumulated depreciation of $921,846 and $763,128, respectively	4,838,522	4,706,745
Deferred leasing intangibles, net of accumulated amortization of $360,094 and $328,848, respectively	435,722	508,935
Total rental property, net	5,972,877	5,862,778
Cash and cash equivalents	20,741	25,884
Restricted cash	1,127	905
Tenant accounts receivable	128,274	115,509
Prepaid expenses and other assets	80,455	71,733
Interest rate swaps	50,418	72,223
Operating lease right-of-use assets	29,566	31,313
Assets held for sale, net	—	4,643
Total assets	$6,283,458	$6,184,988
Liabilities and Equity
Liabilities:
Unsecured credit facility	$402,000	$175,000
Unsecured term loans, net	1,021,773	1,020,440
Unsecured notes, net	1,195,872	1,295,442
Mortgage notes, net	4,401	7,898
Accounts payable, accrued expenses and other liabilities	83,152	97,371
Tenant prepaid rent and security deposits	44,238	40,847
Dividends and distributions payable	22,726	22,282
Deferred leasing intangibles, net of accumulated amortization of $26,613 and $24,593, respectively	29,908	32,427
Operating lease liabilities	33,577	35,100
Total liabilities	2,837,647	2,726,807
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2023 and December 31, 2022; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2023 and December 31, 2022, 181,690,867 and 179,248,980 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,817	1,792
Additional paid-in capital	4,272,376	4,188,677
Cumulative dividends in excess of earnings	(948,720)	(876,145)
Accumulated other comprehensive income	49,207	70,500
Total stockholders’ equity	3,374,680	3,384,824
Noncontrolling interest	71,131	73,357
Total equity	3,445,811	3,458,181
Total liabilities and equity	$6,283,458	$6,184,988
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2023	2022	2021
Revenue
Rental income	$705,160	$654,377	$559,432
Other income	2,675	2,968	2,727
Total revenue	707,835	657,345	562,159
Expenses
Property	139,596	125,701	107,986
General and administrative	47,491	46,958	48,629
Depreciation and amortization	278,447	275,040	238,699
Loss on impairment	—	1,783	—
Other expenses	4,693	4,363	2,878
Total expenses	470,227	453,845	398,192
Other income (expense)
Interest and other income	68	103	121
Interest expense	(94,575)	(78,018)	(63,484)
Debt extinguishment and modification expenses	—	(838)	(2,152)
Gain on the sales of rental property, net	54,100	57,487	97,980
Total other income (expense)	(40,407)	(21,266)	32,465
Net income	$197,201	$182,234	$196,432
Less: income attributable to noncontrolling interest after preferred stock dividends	4,356	3,908	4,098
Net income attributable to STAG Industrial, Inc.	$192,845	$178,326	$192,334
Less: preferred stock dividends	—	—	1,289
Less: redemption of preferred stock	—	—	2,582
Less: amount allocated to participating securities	212	237	288
Net income attributable to common stockholders	$192,633	$178,089	$188,175
Weighted average common shares outstanding — basic	180,221	178,753	163,442
Weighted average common shares outstanding — diluted	180,555	178,940	164,090
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.07	$1.00	$1.15
Net income per share attributable to common stockholders — diluted	$1.07	$1.00	$1.15
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$197,201	$182,234	$196,432
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(21,774)	84,086	28,856
Other comprehensive income (loss)	(21,774)	84,086	28,856
Comprehensive income	175,427	266,320	225,288
Income attributable to noncontrolling interest after preferred stock dividends	(4,356)	(3,908)	(4,098)
Other comprehensive (income) loss attributable to noncontrolling interest	481	(1,803)	(614)
Comprehensive income attributable to STAG Industrial, Inc.	$171,552	$260,609	$220,576
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Par Amount
Balance, December 31, 2020	$75,000	158,209,823	$1,582	$3,421,721	$(742,071)	$(40,025)	$2,716,207	$54,845	$2,771,052
Proceeds from sales of common stock, net	—	19,238,685	192	706,680	—	—	706,872	—	706,872
Redemption of preferred stock	(75,000)	—	—	2,573	(2,582)	—	(75,009)	—	(75,009)
Dividends and distributions, net ($1.45 per share/unit)	—	—	—	—	(239,859)	—	(239,859)	(8,293)	(248,152)
Non-cash compensation activity, net	—	149,516	1	3,024	(154)	—	2,871	10,665	13,536
Redemption of common units to common stock	—	171,318	2	2,852	—	—	2,854	(2,854)	—
Rebalancing of noncontrolling interest	—	—	—	(6,812)	—	—	(6,812)	6,812	—
Other comprehensive income	—	—	—	—	—	28,242	28,242	614	28,856
Net income	—	—	—	—	192,334	—	192,334	4,098	196,432
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,931	—	—	54,944	—	54,944
Dividends and distributions, net ($1.46 per share/unit)	—	—	—	—	(261,359)	—	(261,359)	(5,832)	(267,191)
Non-cash compensation activity, net	—	52,809	1	2,832	(780)	—	2,053	8,468	10,521
Redemption of common units to common stock	—	98,494	1	1,856	—	—	1,857	(1,857)	—
Rebalancing of noncontrolling interest	—	—	—	(980)	—	—	(980)	980	—
Other comprehensive income	—	—	—	—	—	82,283	82,283	1,803	84,086
Net income	—	—	—	—	178,326	—	178,326	3,908	182,234
Balance, December 31, 2022	$—	179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	$3,384,824	$73,357	$3,458,181
Proceeds from sales of common stock, net	—	1,967,009	20	69,436	—	—	69,456	—	69,456
Dividends and distributions, net ($1.47 per share/unit)	—	—	—	—	(265,337)	—	(265,337)	(2,672)	(268,009)
Non-cash compensation activity, net	—	102,704	1	1,748	(83)	—	1,666	9,090	10,756
Redemption of common units to common stock	—	372,174	4	6,997	—	—	7,001	(7,001)	—
Rebalancing of noncontrolling interest	—	—	—	5,518	—	—	5,518	(5,518)	—
Other comprehensive loss	—	—	—	—	—	(21,293)	(21,293)	(481)	(21,774)
Net income	—	—	—	—	192,845	—	192,845	4,356	197,201
Balance, December 31, 2023	$—	181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$3,445,811
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$197,201	$182,234	$196,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,447	275,040	238,699
Loss on impairment	—	1,783	—
Non-cash portion of interest expense	3,905	3,747	2,931
Amortization of above and below market leases, net	(887)	(352)	2,051
Straight-line rent adjustments, net	(16,648)	(17,610)	(17,516)
Debt extinguishment and modification expenses	—	21	249
Gain on the sales of rental property, net	(54,100)	(57,487)	(97,980)
Non-cash compensation expense	11,486	12,068	14,955
Change in assets and liabilities:
Tenant accounts receivable	1,915	(6,438)	(36)
Prepaid expenses and other assets	(23,870)	(21,870)	(18,664)
Accounts payable, accrued expenses and other liabilities	(9,237)	13,531	6,763
Tenant prepaid rent and security deposits	2,880	3,264	8,270
Total adjustments	193,891	205,697	139,722
Net cash provided by operating activities	391,092	387,931	336,154
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(303,991)	(421,784)	(1,211,023)
Additions of land and buildings and improvements	(107,856)	(111,653)	(39,503)
Acquisitions of other assets	—	(2,134)	(1,004)
Acquisitions of operating lease right-of-use assets	—	(3,541)	(5,627)
Proceeds from sales of rental property, net	105,602	135,348	187,972
Acquisitions of tenant prepaid rent	511	445	1,024
Acquisition deposits, net	3,850	1,428	(3,131)
Acquisitions of deferred leasing intangibles	(18,462)	(49,174)	(154,755)
Acquisitions of operating lease liabilities	—	3,541	5,627
Net cash used in investing activities	(320,346)	(447,524)	(1,220,420)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,167,000	1,288,000	2,665,000
Repayment of unsecured credit facility	(940,000)	(1,409,000)	(2,476,000)
Proceeds from unsecured term loans	—	375,000	1,125,000
Repayment of unsecured term loans	—	(325,000)	(1,125,000)
Proceeds from unsecured notes	—	400,000	325,000
Repayment of unsecured notes	(100,000)	—	—
Repayment of mortgage notes	(3,503)	(46,943)	(2,225)
Redemption of preferred stock	—	—	(75,000)
Payment of loan fees and costs	(270)	(5,211)	(9,579)
Dividends and distributions	(267,567)	(266,817)	(245,722)
Proceeds from sales of common stock, net	69,485	54,753	706,991
Repurchase and retirement of share-based compensation	(812)	(1,596)	(1,342)
Net cash provided by (used in) financing activities	(75,667)	63,186	887,123
Increase (decrease) in cash and cash equivalents and restricted cash	(4,921)	3,593	2,857
Cash and cash equivalents and restricted cash—beginning of period	26,789	23,196	20,339
Cash and cash equivalents and restricted cash—end of period	$21,868	$26,789	$23,196
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $2,600, $1,456, and $53 for 2023, 2022, and 2021, respectively	$89,979	$72,740	$58,392
Supplemental schedule of non-cash investing and financing activities
Additions of land and buildings and improvements	$—	$(2,674)	$(465)
Transfer of other assets to building and other capital improvements	$—	$2,674	$465
Acquisitions of land and buildings and improvements	$(66)	$—	$(5,990)
Acquisitions of deferred leasing intangibles	$(6)	$—	$(948)
Partial disposal due to involuntary conversion of building	$2,968	$—	$—
Investing other receivables due to involuntary conversion of building	$(2,968)	$—	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$2,836	$(7,897)	$(1,285)
Additions to building and other capital improvements from non-cash compensation	$(92)	$(62)	$(9)
Assumption of mortgage notes	$—	$—	$5,103
Fair market value adjustment to mortgage notes acquired	$—	$—	$(161)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(30)	$192	$930
Dividends and distributions accrued	$22,726	$22,282	$21,906
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, ownership, and operation of industrial properties in the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2023 and 2022, the Company owned a 97.9% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company is the sole member of the general partner of the Operating Partnership.  As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2023, the Company owned 569 industrial buildings in 41 states with approximately 112.3 million rentable square feet (square feet unaudited herein and throughout the Notes).

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

Using information available at the time of acquisition, the Company allocates the purchase price of properties acquired based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates and exit capitalization rates, and land value per square foot, as well as available market information, and therefore involves subjective analysis and uncertainty. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The portion of the purchase price that is allocated to above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease term plus the term of any bargain renewal options. The purchase price is further allocated to in-place lease values and tenant relationships based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the respective tenant.

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

Fully depreciated or amortized tenant improvements, deferred leasing intangible assets, or deferred leasing intangible liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately $3.9 million, $63.0 million, $6.3 million, respectively, for the year ended December 31, 2023 and approximately $3.4 million, $53.8 million, $4.9 million, respectively, for the year ended December 31, 2022.

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

Restricted Cash

Restricted cash may include tenant security deposits, cash held in escrow for real estate taxes and capital improvements as required by various mortgage note agreements, and cash held by the Company’s transfer agent for preferred stock dividends, if any, that are distributed subsequent to period end. Restricted cash may also include cash held by qualified intermediaries to facilitate a like-kind exchange of real estate under Section 1031 of the Code.

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$20,741	$25,884
Restricted cash	1,127	905
Total cash and cash equivalents and restricted cash	$21,868	$26,789

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2023.

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

The following table summarizes the tax treatment of dividends per share of common stock for federal income tax purposes.

	Year ended December 31,
	2023		2022		2021
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.243518	83.7%	$1.172486	80.4%	$1.119899	81.3%
Return of capital	—	—%	0.165158	11.3%	0.175355	12.7%
Unrecaptured section 1250 capital gain	0.089829	6.0%	0.014248	1.0%	0.061970	4.5%
Other capital gain	0.151665	10.3%	0.107278	7.3%	0.020269	1.5%
Total (1)	$1.485012	100.0%	$1.459170	100.0%	$1.377493	100.0%
(1)The December 2020 monthly common stock dividend of $0.12 per share was partially included in the stockholder’s 2021 tax year in the amount of $0.04833 per share. The December 2021 monthly common stock dividend of $0.120833 per share was included in the stockholder’s 2022 tax year. The December 2022 monthly common stock dividend of $0.121667 per share was included in the stockholder’s 2023 tax year. The December 2023 monthly common stock dividend of $0.1225 per share was partially included in the stockholder’s 2023 tax year in the amount of $0.015845 per share and the remainder will be included in the stockholder’s 2024 tax year.

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

When the Company is the owner of tenant improvements or other capital items, the cost to construct the tenant improvements or other capital items, including costs paid for or reimbursed by the tenants, is recorded as capital assets. For these tenant improvements or other capital items, the costs funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as income over the shorter of the useful life of the capital asset or the term of the related lease.

Early lease termination fees are recorded in rental income on a straight-line basis from the notification date of such termination to the then remaining (not the original) lease term, if any, or upon collection if collection is not reasonably assured.

Gain on the Sales of Rental Property, net

The timing of the derecognition of a rental property and the corresponding recognition of gain on the sales of rental property, net is measured by various criteria related to the terms of the sale transaction and if the Company has lost control of the property and the acquirer has gained control of the property after the transaction. If the derecognition criteria is met, the full gain is recognized.

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

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2023, 2022 and 2021.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income (loss) of approximately $0, $0.1 million and $(8,000), for the years ended December 31, 2023, 2022 and 2021, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $2.0 million, $2.1 million and $1.7 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2023, 2022 and 2021, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2023 and 2022.

Rental Property (in thousands)	December 31, 2023	December 31, 2022
Land	$698,633	$647,098
Buildings, net of accumulated depreciation of $622,941 and $513,053, respectively	4,330,799	4,232,964
Tenant improvements, net of accumulated depreciation of $36,920 and $31,578, respectively	39,145	44,526
Building and land improvements, net of accumulated depreciation of $261,985 and $218,497, respectively	369,724	339,274
Construction in progress	98,854	89,981
Deferred leasing intangibles, net of accumulated amortization of $360,094 and $328,848, respectively	435,722	508,935
Total rental property, net	$5,972,877	$5,862,778

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2023 and 2022. The Company accounted for all of its acquisitions as asset acquisitions.

Year ended December 31, 2023
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Central New Jersey, NJ	April 24, 2023	101,381	1	$26,660
Greensboro, NC	May 5, 2023	133,622	1	14,004
Three and Six months ended June 30, 2023		235,003	2	40,664
Portland, OR	July 18, 2023	121,426	2	20,685
Allentown, PA	July 24, 2023	222,042	3	34,859
Philadelphia, PA	July 24, 2023	152,625	1	15,031
Sacramento, CA	August 7, 2023	96,658	1	13,725
Chicago, IL	August 10, 2023	400,088	1	41,348
Tampa, FL(2)	August 30, 2023	—	—	9,572
Indianapolis, IN	September 18, 2023	258,000	1	21,306
Riverside, CA	September 25, 2023	157,146	2	36,095
Dallas, TX	September 29, 2023	120,900	1	21,288
Three months ended September 30, 2023		1,528,885	12	213,909
Greenville, SC(3)	October 5, 2023	—	—	18,735
Greenville, SC	October 5, 2023	233,433	1	18,735
Reno, NV	October 19, 2023	165,000	1	29,971
Three months ended December 31, 2023		398,433	2	67,441
Year ended December 31, 2023		2,162,321	16	$322,014
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired vacant land parcels.
(3) The Company acquired one building under development.

Year ended December 31, 2022
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	January 6, 2022	702,000	1	$60,428
Chicago, IL	January 31, 2022	72,499	1	8,128
Columbus, OH	February 8, 2022	138,213	1	11,492
Cleveland, OH	February 8, 2022	136,800	1	13,001
Nashville, TN	March 10, 2022	109,807	1	12,810
Greenville, SC	March 10, 2022	289,103	1	28,274
Memphis, TN	March 18, 2022	195,622	1	15,828
Greenville, SC	March 18, 2022	155,717	1	16,390
Three months ended March 31, 2022		1,799,761	8	166,351
Atlanta, GA	April 1, 2022	210,858	1	21,119
Minneapolis, MN	April 4, 2022	160,000	1	13,472
Grand Rapids, MI	April 14, 2022	211,125	2	12,274
Pittsburgh, PA	April 19, 2022	400,000	1	50,178
Greenville, SC(2)	April 22, 2022	—	—	5,559
Birmingham, AL	May 5, 2022	67,168	1	7,871
San Jose, CA	June 7, 2022	175,325	1	29,630
Fredricksburg, VA	June 29, 2022	140,555	1	20,257
Norfolk, VA	June 29, 2022	102,512	1	10,561
Three months ended June 30, 2022		1,467,543	9	170,921
Atlanta, GA	July 15, 2022	159,048	1	10,062
Fresno, CA	July 25, 2022	232,072	1	30,121
El Paso, TX	July 26, 2022	326,166	4	37,792
Portland, OR	September 12, 2022	78,000	1	11,281
Louisville, KY	September 21, 2022	563,032	1	38,064
Three months ended September 30, 2022		1,358,318	8	127,320
Chicago, IL	December 28, 2022	115,491	1	8,055
Three months ended December 31, 2022		115,491	1	8,055
Year ended December 31, 2022		4,741,113	26	$472,647
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired vacant land parcels.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2023 and 2022 for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2023		Year ended December 31, 2022
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$56,055	N/A	$39,346	N/A
Buildings	217,420	N/A	360,209	N/A
Tenant improvements	1,407	N/A	2,640	N/A
Building and land improvements	12,988	N/A	19,589	N/A
Construction in progress	16,187	N/A	—	N/A
Other assets	—	N/A	2,134	N/A
Operating lease right-of-use assets	—	N/A	3,541	N/A
Deferred leasing intangibles - In-place leases	16,914	5.1	34,321	7.9
Deferred leasing intangibles - Tenant relationships	6,870	8.9	18,418	11.1
Deferred leasing intangibles - Above market leases	523	2.7	2,456	11.6
Deferred leasing intangibles - Below market leases	(5,839)	6.4	(6,021)	7.5
Operating lease liabilities	—	N/A	(3,541)	N/A
Tenant prepaid rent	(511)	N/A	(445)	N/A
Total purchase price	322,014		472,647

Dispositions

The following table summarizes the Company’s dispositions for the years ended December 31, 2023, 2022, and 2021. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

	Year ended December 31,
Sales of rental property, net (dollars in thousands)	2023	2022	2021
Number of buildings	10	8	22
Number of land parcels	—	1	—
Building square feet (in millions)	$2.0	1.8	2.7
2023 dispositions contribution to net income(1)	$2,354	$5,926	$5,033
2022 dispositions contribution to net income(1)	$—	$1,008	$4,699
2021 dispositions contribution to net income(1)	$—	$—	$862
Proceeds from sales of rental property, net	$105,602	$135,348	$187,972
Net book value	$51,502	$77,861	$89,992
Gain on the sales of rental property, net	$54,100	$57,487	$97,980
(1) Exclusive of any loss on impairment, gain on involuntary conversion, and gain on the sales of rental property, net.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for asset held and used during the year ended December 31, 2022. The Company did not recognize a loss on impairment during the years ended December 31, 2023 and 2021.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairment
						(in thousands)
Hartford, CT	1	Change in estimated hold period	(4)	Discounted cash flows	(5)	$834	$1,783
Year ended December 31, 2022							$1,783
(1)As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
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
(4)This property was sold during the year ended December 31, 2023.
(5)Level 3 inputs used to determine fair value for the property impaired: discount rate of 10.0% and exit capitalization rate of 8.5%.

Involuntary Conversion

In December 2023, the Company recorded an estimated loss on involuntary conversion of approximately $3.0 million for the year ended December 31, 2023 related to a tornado that damaged one of the Company’s buildings. An insurance policy provides coverage for these losses, and accordingly the loss on involuntary conversion was fully offset for the year ended December 31, 2023. As of December 31, 2023, the receivable from the insurance coverage is estimated to be approximately $3.0 million , which is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$79,946	$(35,698)	$44,248	$86,172	$(34,954)	$51,218
Other intangible lease assets	715,870	(324,396)	391,474	751,611	(293,894)	457,717
Total deferred leasing intangible assets	$795,816	$(360,094)	$435,722	$837,783	$(328,848)	$508,935

Below market leases	$56,521	$(26,613)	$29,908	$57,020	$(24,593)	$32,427
Total deferred leasing intangible liabilities	$56,521	$(26,613)	$29,908	$57,020	$(24,593)	$32,427

The following table summarizes the amortization expense and the net increase (decrease) to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2023	2022	2021
Net increase (decrease) to rental income related to above and below market lease amortization	$865	$329	$(2,073)
Amortization expense related to other intangible lease assets	$89,036	$95,901	$88,729

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2023.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Increase (Decrease) to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2024	$78,001	$812
2025	$65,955	$402
2026	$56,307	$(448)
2027	$44,613	$(1,317)
2028	$37,521	$(1,334)

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of December 31, 2023 and 2022.

Indebtedness (dollars in thousands)	December 31, 2023	December 31, 2022	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$402,000	$175,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	402,000	175,000

Unsecured term loans:
Unsecured Term Loan F	200,000	200,000	2.94%	January 12, 2025	i
Unsecured Term Loan G	300,000	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.73%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.49%	January 25, 2028	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,227)	(4,560)
Total carrying value unsecured term loans, net	1,021,773	1,020,440

Unsecured notes:
Series F Unsecured Notes	—	100,000	3.98%	January 5, 2023	ii
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000	1,300,000
Total unamortized deferred financing fees and debt issuance costs	(4,128)	(4,558)
Total carrying value unsecured notes, net	1,195,872	1,295,442

Mortgage notes (secured debt):
Thrivent Financial for Lutherans	—	3,296	4.78%	December 15, 2023	iii
United of Omaha Life Insurance Company	4,537	4,744	3.71%	October 1, 2039	ii
Total mortgage notes	4,537	8,040
Net unamortized fair market value discount	(136)	(137)
Total unamortized deferred financing fees and debt issuance costs	—	(5)
Total carrying value mortgage notes, net	4,401	7,898
Total / weighted average interest rate(5)	$2,624,046	2,498,780	3.79%
(1)Interest rate as of December 31, 2023. At December 31, 2023, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 5.35472%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of December 31, 2023, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.90%, and 2.66%, respectively (which includes the 0.10% adjustment). One-month Term SOFR for the Unsecured Term Loan H will be swapped to a fixed rate of 2.50% effective January 12, 2024.
(3)Prepayment terms consist of (i) pre-payable with no penalty; (ii) pre-payable with penalty; and (iii) pre-payable without penalty three months prior to the maturity date.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $3.3 million and $5.2 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. We are required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on our debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
(5)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt, and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of December 31, 2023 was approximately $594.7 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $14.6 million and $13.1 million as of December 31, 2023 and 2022, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2023	2022	2021
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$3,905	$3,747	$2,931
Facility, unused, and other fees	$1,759	$1,548	$1,642

2023 Debt Activity

On December 15, 2023, the mortgage note associated with Thrivent Financial for Lutherans in the amount of approximately $3.2 million was repaid in full.

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

The Company was in compliance with all such applicable restrictions and financial and other covenants as of December 31, 2023 and 2022 related to its unsecured credit facility, unsecured term loans, and unsecured notes. In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

Each of the Company’s mortgage notes has specific properties and assignments of rents and leases that are collateral for these loans. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $7.5 million and $14.8 million at December 31, 2023 and 2022, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt
The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of December 31, 2023 and 2022. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$402,000	$402,000	$175,000	$175,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,200,000	1,074,003	1,300,000	1,150,283
Mortgage notes	4,537	3,535	8,040	6,855
Total principal amount	2,631,537	$2,504,538	2,508,040	$2,357,138
Net unamortized fair market value discount	(136)		(137)
Total unamortized deferred financing fees and debt issuance costs	(7,355)		(9,123)
Total carrying value	$2,624,046		$2,498,780

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2023.

Year	Future Principal Payments of Debt (in thousands)
2024	$50,215
2025	777,223
2026	430,231
2027	170,240
2028	475,249
Thereafter	728,379
Total aggregate principal payments	$2,631,537

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

As of December 31, 2023, the Company had 21 interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps outstanding as of December 31, 2023 and 2022.

Balance Sheet Line Item (in thousands)	Notional Amount December 31, 2023	Fair Value December 31, 2023	Notional Amount December 31, 2022	Fair Value December 31, 2022
Interest rate swaps-Asset	$1,200,000	$50,418	$1,650,000	$72,223
Interest rate swaps-Liability	$—	$—	$—	$—

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $29.6 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of the amounts related to the Company’s derivatives in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2023	2022	2021
Income recognized in accumulated other comprehensive income (loss) on interest rate swaps	$12,333	$85,726	$12,520
Income (loss) reclassified from accumulated other comprehensive income (loss) into income as interest expense	$34,107	$1,640	$(16,336)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$94,575	$78,018	$63,484

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2023, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of December 31, 2023 and 2022.

		Fair Value Measurements as of December 31, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$50,418	$—	$50,418	$—

		Fair Value Measurements as of December 31, 2022 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps-Asset	$72,223	$—	$72,223	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of December 31, 2023.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of December 31, 2023 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$637,663

The following tables summarize the activity for the ATM common stock offering program during the years ended December 31, 2023 and 2022 (in thousands, except share data).

	Year ended December 31, 2023
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2022 $750 million ATM(1)	249,016	$35.55	$8,765
Total/weighted average	249,016	$35.55	$8,765
(1)Excludes shares sold on a forward basis under the ATM common stock offering program during the year ended December 31, 2023, which are discussed below.

	Year ended December 31, 2022
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2019 $600 million ATM(1)	128,335	$45.03	$5,721
Total/weighted average	128,335	$45.03	$5,721
(1)This program ended during the quarter ended March 31, 2022. Excludes shares sold on a forward basis under the ATM common stock offering program during the year ended December 31, 2022, which are discussed below.

Subsequent to December 31, 2023, on January 9, 2024, the Company sold 567,112 shares on a forward basis under the ATM common stock offering program at a sale price of $38.8818 per share (an aggregate of approximately $22.1 million gross sale price), or $38.5058 per share net of commissions. The Company did not receive any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of January 9, 2025, at which point we would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On December 14, 2023, the Company sold 1,100,000 shares on a forward basis under the ATM common stock offering program at a sale price of $38.00 per share (an aggregate of $41.8 million gross sale price), or $37.62 per share net of commissions. The Company did not receive any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of December 14, 2024, at which point we would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

On June 16, 2023, the Company sold 992,295 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.5319 per share (an aggregate of approximately $36.3 million gross sale price), or $36.1820 per share net of commissions. The Company did not initially receive any proceeds from the sale of such shares on a forward basis. On July 27, 2023, the Company physically settled in full the forward sales agreements by issuing 992,295 shares of common stock for net proceeds of approximately $35.9 million, or $36.2046 per share.

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

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2023, 2022, and 2021, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2024, 2023, and 2022, respectively. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the years ended December 31, 2023, 2022 and 2021.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	184,890	$27.70
Granted	90,304	$29.77
Vested(1)	(79,140)	$27.01
Forfeited	(10,339)	$30.32
Balance at December 31, 2021	185,715	$28.86
Granted	58,580	$44.19
Vested(1)	(73,556)	$28.03
Forfeited	(14,036)	$36.16
Balance at December 31, 2022	156,703	$34.32
Granted	55,954	$34.73
Vested(1)	(68,625)	$31.71
Forfeited	—	$—
Balance at December 31, 2023	144,032	$35.73
(1)The Company repurchased and retired 24,210, 25,836, and 27,706 restricted shares of common stock that vested during the years ended December 31, 2023, 2022, and 2021, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2023 was approximately $2.9 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2023	2022	2021
Vested restricted shares of common stock	68,625	73,556	79,140
Fair value of vested restricted shares of common stock (in thousands)	$2,217	$3,528	$2,581

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the years ended December 31, 2023, 2022 and 2021.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2020	1,692,423	1,592,815	3,285,238	2.0%
Granted/Issued	405,844	—	405,844	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(149,143)	149,143	—	N/A
Redemptions from Other Common Units to common stock	—	(171,318)	(171,318)	N/A
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	(6,791)	—	(6,791)	N/A
Conversions from LTIP units to Other Common Units	(98,494)	98,494	—	N/A
Redemptions from Other Common Units to common stock	—	(98,494)	(98,494)	N/A
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%
Granted/Issued	326,215	—	326,215	N/A
Forfeited	(9,119)	—	(9,119)	N/A
Conversions from LTIP units to Other Common Units	(269,252)	269,252	—	N/A
Redemptions from Other Common Units to common stock	—	(372,174)	(372,174)	N/A
Balance at December 31, 2023	2,361,920	1,467,718	3,829,638	2.1%

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

LTIP units granted in January 2023, 2022, and 2021 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2023, 2022, and 2021, respectively. LTIP units granted in January 2023, 2022, and 2021 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2024, 2023, and 2022, respectively.

Refer to Note 8 for a discussion of the LTIP units granted in January 2024, 2023, and 2022, pursuant to the 2021, 2020, and 2019 performance units, respectively.

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

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during the years ended December 31, 2023, 2022 and 2021 (excluding those LTIP units granted pursuant to the settlements of performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	March 31, 2023	January 11, 2023	January 10, 2022	January 7, 2021
Expected term (years)	10	10	10	10
Expected stock price volatility	37.0%	37.0%	34.0%	34.0%
Expected dividend yield	4.0%	4.0%	4.0%	5.0%
Risk-free interest rate	3.810%	3.900%	1.204%	0.229%
Fair value of LTIP units at issuance (in thousands)	$628	$4,635	$4,385	$4,316
LTIP units at issuance	19,345	139,026	104,241	153,430
Fair value unit price per LTIP unit at issuance	$32.47	$33.34	$42.07	$28.13

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

The following table summarizes activity related to the Company’s unvested LTIP units during the years ended December 31, 2023, 2022 and 2021.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	211,448	$26.54
Granted	405,844	$28.13
Vested	(427,184)	$27.47
Forfeited	—	$—
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(513,438)	$38.67
Forfeited	(6,791)	$34.02
Balance at December 31, 2022	140,116	$35.60
Granted	326,215	$33.29
Vested	(280,286)	$33.81
Forfeited	(9,119)	$34.11
Balance at December 31, 2023	176,926	$34.25

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2023 was approximately $3.3 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Vested LTIP units	2023	2022	2021
Vested LTIP units	280,286	513,438	427,184
Fair value of vested LTIP units (in thousands)	$9,507	$21,662	$16,390

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

Subject to certain adjustments identified within the 2011 Plan, the aggregate number of shares of the Company’s common stock that may be awarded under the 2011 Plan is 10,142,461 shares. Under the 2011 Plan, each LTIP unit awarded will be equivalent to an award of one share of common stock reserved under the 2011 Plan, thereby reducing the number of shares of common stock available for other equity awards on a one-for-one basis.

The 2011 Plan may be terminated, amended, modified or suspended at any time by the board of directors, subject to stockholder approval as required by law or stock exchange rules. The 2011 Plan expires on April 24, 2033.

Under the 2011 Plan, the Company grants performance units to certain key employees of the Company. The ultimate value of the performance units depends on the Company’s total stockholder return (“TSR”) over a three-year period (the “measuring period”). At the end of the measuring period, the performance units convert into shares of common stock, or, at the Company’s election and with the award recipient’s consent, LTIP units or other securities (“Award Shares”), at a rate depending on the Company’s TSR over the measuring period as compared to various benchmarks and on the absolute amount of the Company’s TSR. A recipient of performance units may receive as few as zero shares or as many as 250% of the number of target units, plus deemed dividends.

For the performance units granted in 2021 and 2022, at the end of the measuring period the performance units convert into common stock or LTIP units at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

For the performance units granted in 2023, at the end of the measuring period the performance units convert into common stock or LTIP units at a rate depending on the Company’s TSR over the measuring period as compared to two different benchmarks and on the absolute amount of the Company’s TSR. The target amount of the performance units is nominally allocated as follows: (i) 50% to the Company’s TSR compared to the TSR of an industry peer group; and (ii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT Index.

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

In January 2023, 2022, and 2021, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2023, 2022, and 2021, respectively, and end on December 31, 2025, 2024, and 2023, respectively.

On March 31, 2023, in connection with the execution of the employment agreement discussed in Note 7, the Company granted Mr. Kimball performance units under the 2011 Plan with a target grant date fair value equal to approximately $0.6 million. The terms and measuring period of the performance units granted to Mr. Kimball are the same as the performance units granted in January 2023.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2023, 2022 and 2021.

Performance Units	Assumptions
Grant date	March 31, 2023	January 11, 2023	January 10, 2022	January 7, 2021
Expected stock price volatility	25.4%	37.4%	34.1%	34.4%
Expected dividend yield	4.0%	4.0%	4.0%	5.0%
Risk-free interest rate	3.8725%	3.9060%	1.1979%	0.2271%
Fair value of performance units grant (in thousands)	$609	$4,517	$6,289	$5,522

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

During the years ended December 31, 2023, 2022, and 2021, it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle for each of the 2021, 2020, and 2019 performance units, respectively. The following table summarizes the compensation committee of the board of directors approved issuances of LTIP units and shares of common stock for the conclusion of the measuring periods for performance units for the years ended December 31, 2023, 2022, and 2021.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2021 Performance Units	2020 Performance Units	2019 Performance Units
Measuring period conclusion date	December 31, 2023	December 31, 2022	December 31, 2021
Issuance date	January 8, 2024	January 11, 2023	January 10, 2022
Vested LTIP units	257,282	167,844	365,996
Vested shares of common stock	49,106	40,660	27,934
Shares of common stock repurchased and retired	4,716	875	8,257

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2023 was approximately $5.1 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

At December 31, 2023 and 2022, the number of shares available for issuance under the 2011 Plan were 4,226,328 and 1,269,097, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2023 do not include an allocation for the 2023 and 2022 performance units as the awards were not determinable as of December 31, 2023. The number of shares available for issuance under the 2011 Plan as of December 31, 2022 do not include an allocation for the 2022 and 2021 performance units as the awards were not determinable as of December 31, 2022.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2023	2022	2021
Restricted shares of common stock	$1,936	$2,103	$2,236
LTIP units	4,194	3,996	6,489	(1)
Performance units	4,754	5,423	5,730
Director compensation(2)	583	504	488
Total non-cash compensation expense	$11,467	$12,026	$14,943
(1)Inclusive of approximately $0.5 million non-cash compensation expense during the year ended December 31, 2021 associated with the severance cost of an executive officer, as discussed in Note 7.
(2)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2023, 2022 and 2021. The number of shares of common stock granted was calculated based on the trailing 10 days average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Rental Income (in thousands)	2023	2022	2021
Fixed lease payments	$540,447	$500,267	$424,356
Variable lease payments	146,954	135,888	118,584
Straight-line rental income	16,894	17,893	18,565
Net increase (decrease) to rental income related to above and below market lease amortization	865	329	(2,073)
Total rental income	$705,160	$654,377	$559,432

As of December 31, 2023 and December 31, 2022, the Company had accrued rental income of approximately $105.9 million and $91.2 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2023 and December 31, 2022, the Company’s total liability associated with tenant lease security deposits was approximately $21.8 million and $19.1 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2023.

Year	Maturity of Fixed Lease Payments (in thousands)
2024	$561,111
2025	$517,432
2026	$438,581
2027	$353,012
2028	$288,264
Thereafter	$709,107

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 2.3 years to 46.7 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

Operating Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	31.6	31.2
Weighted average discount rate	6.8%	6.7%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Operating Lease Cost (in thousands)	2023	2022	2021
Operating lease cost included in property expense attributable to ground leases	$2,467	$2,372	$1,740
Operating lease cost included in general and administrative expense attributable to corporate office leases	1,732	1,747	1,735
Total operating lease cost	$4,199	$4,119	$3,475

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Operating Leases (in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$3,890	$3,784	$2,426
Right-of-use assets obtained in exchange for new lease liabilities	$141	$—	$146

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of December 31, 2023.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2024	$3,975
2025	4,022
2026	3,014
2027	2,023
2028	2,064
Thereafter	79,898
Total lease payments	94,996
Less: Imputed interest	(61,419)
Present value of operating lease liabilities	$33,577
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

Under the two-class method of computing earnings per share, restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2023, 2022 and 2021, there were 142,875, 161,704 and 198,171, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted earnings per share using the treasury stock method if the impact is more dilutive than the two-class method. Other potentially dilutive shares of common stock from the Company’s performance units and forward sales agreements are considered when calculating diluted earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2023	2022	2021
Numerator
Net income attributable to common stockholders	$192,633	$178,089	$188,175
Denominator
Weighted average common shares outstanding — basic	180,221	178,753	163,442
Effect of dilutive securities(1)
Share-based compensation	332	187	640
Shares issuable under forward sales agreements	2	—	8
Weighted average common shares outstanding — diluted	180,555	178,940	164,090
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.07	$1.00	$1.15
Net income per share attributable to common stockholders — diluted	$1.07	$1.00	$1.15
(1)During the years ended December 31, 2023, 2022, and 2021, there were 143, 162, and 198, unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.3 million as of December 31, 2023 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2023, 2022 and 2021 was approximately $0.5 million, $0.5 million and $0.5 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2023 that are not recognized in the financial statements.

On January 8, 2024, the Company granted 40,557 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2025. The fair value of the restricted shares of common stock at the date of grant was $38.99 per share.

On January 8, 2024, the Company granted 29,187 LTIP units to non-employee, independent directors and 95,048 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest on January 1, 2025. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2024. The aggregate fair value of the LTIP units at the date of grant was approximately $4.6 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of ten years, a weighted average volatility factor of 25.0%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 4.11%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 8, 2024, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 8, 2024 performance units are substantially the same as the 2023 performance units discussed in Note 8, except that the measuring period commenced on January 1, 2024 and ends on December 31, 2026. The aggregate fair value of the performance units at the date of grant was approximately $6.5 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 24.5%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 4.113%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,772	$1,307	$353	$7,125	$1,307	$8,432	$(703)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	39	5,867	1,341	7,208	(557)	2020
Birmingham	101 39th Street North	—	6,239	590	—	6,239	590	6,829	(322)	2022
Birmingham	101 Shades Creek Circle	—	3,951	836	167	4,118	836	4,954	(422)	2020
Montgomery	4300 Alatex Road	—	7,523	418	1,789	9,312	418	9,730	(2,660)	2016
Moody	2415 Highway 78 East	—	31,467	2,293	262	31,729	2,293	34,022	(2,637)	2021
Phenix City	16 Downing Drive	—	1,415	276	280	1,695	276	1,971	(578)	2012
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	28	13,191	1,674	14,865	(2,710)	2017
Chandler	464 E. Chilton Drive	—	9,728	2,847	671	10,399	2,847	13,246	(1,022)	2020
Gilbert	335 South Hamilton Court	—	5,784	2,107	271	6,055	2,107	8,162	(505)	2021
Mesa	7447 E. Ray Road	—	7,930	1,277	311	8,241	1,277	9,518	(842)	2020
Tucson	6161 South Palo Verde Road	—	7,656	996	157	7,813	996	8,809	(1,283)	2018
Arkansas
Bryant	3700 Bryant Crossing Drive	—	17,386	1,143	—	17,386	1,143	18,529	(1,530)	2021
Rogers	1101 Easy Street	—	7,878	1,072	1,625	9,503	1,072	10,575	(2,953)	2011
California
Fresno	2624 E. Edgar Avenue	—	23,590	3,049	—	23,590	3,049	26,639	(1,176)	2022
Hollister	2401 Bert Drive	—	26,049	2,913	600	26,649	2,913	29,562	(1,175)	2022
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(3,324)	2020
Menifee	33360 Zeiders Road	—	16,013	2,248	8	16,021	2,248	18,269	(159)	2023
Menifee	33380 Zeiders Road	—	13,505	2,227	15	13,520	2,227	15,747	(134)	2023
McClellan	4841 Urbani Avenue	—	14,582	1,048	—	14,582	1,048	15,630	(1,773)	2020
Morgan Hill	18695 Madrone Parkway	—	7,608	2,562	—	7,608	2,562	10,170	(504)	2021
Morgan Hill	18255 Sutter Boulevard	—	19,849	3,943	—	19,849	3,943	23,792	(1,421)	2021
Rancho Cordova	2587 Mercantile Drive	—	4,346	678	33	4,379	678	5,057	(400)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,747	498	409	5,156	498	5,654	(592)	2020
Roseville	8825 Washington Boulevard	—	11,398	2,140	—	11,398	2,140	13,538	(940)	2021
Sacramento	1635 Main Avenue	—	8,609	845	165	8,774	845	9,619	(856)	2020
Sacramento	5440 Stationers Way	—	21,258	2,203	225	21,483	2,203	23,686	(2,080)	2021
Sacramento	5601 Warehouse Way	—	8,137	1,347	821	8,958	1,347	10,305	(630)	2021
Sacramento	8500 Carbide Court	—	5,226	1,614	—	5,226	1,614	6,840	(359)	2021
Sacramento	8440 Florin Road	—	12,184	3,921	—	12,184	3,921	16,105	(994)	2021
Sacramento	900 National Drive	—	7,560	1,479	—	7,560	1,479	9,039	(524)	2021
Sacramento	5961 Outfall Circle	—	11,026	1,914	—	11,026	1,914	12,940	(164)	2023

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Sacramento	7728 Wilbur Way	—	9,171	857	—	9,171	857	10,028	(1,281)	2019
San Diego	2055 Dublin Drive	—	14,895	2,290	445	15,340	2,290	17,630	(3,022)	2017
Stockton	4091 Gold River Lane	—	4,124	663	475	4,599	663	5,262	(405)	2020
Stockton	3841 Metro Drive	—	12,552	1,806	524	13,076	1,806	14,882	(1,113)	2021
Stockton	3843 Gold River Lane	—	4,129	660	—	4,129	660	4,789	(403)	2020
West Sacramento	3525 Carlin Drive	—	34,119	4,350	—	34,119	4,350	38,469	(851)	2021
Colorado
Grand Junction	2139 Bond Street	—	3,896	314	336	4,232	314	4,546	(919)	2015
Johnstown	4150 Ronald Reagan Boulevard	—	14,964	1,133	27	14,991	1,133	16,124	(1,779)	2019
Longmont	4300 Godding Hollow Parkway	—	5,322	734	978	6,300	734	7,034	(1,051)	2018
Loveland	4550 Byrd Drive	—	16,591	3,452	136	16,727	3,452	20,179	(1,096)	2021
Loveland	4510 Byrd Drive	—	14,134	3,047	3,191	17,325	3,047	20,372	(1,348)	2021
Connecticut
East Windsor	4 Craftsman Road	—	5,711	400	191	5,902	400	6,302	(1,453)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(2,009)	2012
Milford	200 Research Drive	—	13,853	1,650	1,706	15,559	1,650	17,209	(1,007)	2021
Milford	40 Pepes Farm Road	—	10,040	1,264	1,179	11,219	1,264	12,483	(2,616)	2017
North Haven	300 Montowese Avenue Extension	—	39,253	4,086	4,658	43,911	4,086	47,997	(11,743)	2015
Wallingford	5 Sterling Drive	—	6,071	585	347	6,418	585	7,003	(1,298)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(5,169)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,388	3,263	1,237	4,500	(1,671)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(1,971)	2020
Gibsonton	6400-6280 Powell Road Powell 200	—	—	4,143	—	—	4,143	4,143	—	2023
Gibsonton	1283 US Highway 41S Powell 100	—	6,831	5,429	—	6,831	5,429	12,260	—	2023
Jacksonville	775 Whittaker Road	—	3,391	451	415	3,806	451	4,257	(934)	2017
Jacksonville	9601 North Main Street	—	7,803	650	640	8,443	650	9,093	(1,947)	2017
Jacksonville	550 Gun Club Road	—	7,837	674	1,557	9,394	674	10,068	(2,216)	2017
Jacksonville	555 Zoo Parkway	—	7,025	596	1,170	8,195	596	8,791	(1,856)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	1,414	15,733	1,284	17,017	(2,271)	2019
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(270)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(460)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(499)	2020
Lakeland	4675 Drane Field Road	—	13,060	1,099	—	13,060	1,099	14,159	(1,307)	2020
Orlando	1854 Central Florida Parkway	—	4,814	1,339	1,692	6,506	1,339	7,845	(1,623)	2013
Orlando	7050 Overland Road	—	1,996	721	116	2,112	721	2,833	(742)	2012
Tampa	4330 Williams Road	—	6,390	829	71	6,461	829	7,290	(1,021)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	600	7,435	2,906	10,341	(736)	2020
Georgia
Atlanta	4200 SW Shirley Drive	—	8,382	1,679	3,795	12,177	1,679	13,856	(431)	2022
Augusta	1816 Tobacco Road	—	6,249	937	—	6,249	937	7,186	(1,288)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Buford	4823 Roy Carlson Boulevard	—	9,195	1,061	938	10,133	1,061	11,194	(614)	2021
Calhoun	103 Enterprise Drive	—	2,743	388	118	2,861	388	3,249	(754)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—	1,712	475	2,187	(650)	2012
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	1,562	9,751	1,715	11,466	(2,493)	2016
Lithonia	1995 Lithonia Industrial Boulevard	—	18,052	943	301	18,353	943	19,296	(955)	2022
Norcross	4075 Blue Ridge Industrial Parkway	—	2,415	1,589	2,390	4,805	1,589	6,394	(928)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119	13,153	439	13,592	(3,502)	2014
Shannon	212 Burlington Drive	—	12,922	393	1,332	14,254	393	14,647	(3,612)	2013
Smyrna	3500 Highlands Parkway	—	3,092	264	1,649	4,741	264	5,005	(1,238)	2012
Statham	1965 Statham Drive	—	6,130	588	1,410	7,540	588	8,128	(2,415)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,548	612	780	3,328	612	3,940	(768)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	140	2,852	356	3,208	(846)	2013
Illinois
Bartlett	1590 W. Stearns Road	—	19,493	2,198	694	20,187	2,198	22,385	(1,533)	2021
Batavia	1100 North Raddant Road	—	7,763	1,124	—	7,763	1,124	8,887	(748)	2020
Batavia	1862 Suncast Lane	—	4,427	598	274	4,701	598	5,299	(353)	2021
Batavia	1100 Paramount Parkway	—	4,238	618	677	4,915	618	5,533	(949)	2017
Belvidere	775 Logistics Drive	—	16,914	2,341	31	16,945	2,341	19,286	(3,951)	2017
Belvidere	725 Landmark Drive	—	3,485	538	121	3,606	538	4,144	(992)	2013
Belvidere	888 Landmark Drive	—	6,824	670	78	6,902	670	7,572	(1,864)	2013
Belvidere	3915 & 3925 Morreim Drive	—	4,291	668	31	4,322	668	4,990	(1,201)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	274	3,973	866	4,839	(1,235)	2013
Belvidere	857 Landmark Drive	—	8,269	1,542	1,665	9,934	1,542	11,476	(2,960)	2013
Belvidere	984 Landmark Drive	—	71	216	—	71	216	287	(71)	2013
Cary	680 Industrial Drive	—	3,331	498	16	3,347	498	3,845	(338)	2020
Crystal Lake	220 Exchange Drive	—	8,455	1,343	69	8,524	1,343	9,867	(704)	2021
Crystal Lake	300 Exchange Drive	—	9,742	1,568	—	9,742	1,568	11,310	(817)	2021
Crystal Lake	450 Congress Parkway	—	8,860	1,456	8	8,868	1,456	10,324	(791)	2021
Crystal Lake	215 Exchange Drive	—	10,737	1,790	—	10,737	1,790	12,527	(881)	2021
Elgin	1360 Madeline Lane	—	19,754	1,135	89	19,843	1,135	20,978	(1,243)	2021
Elgin	1385 Madeline Lane	—	15,346	1,057	357	15,703	1,057	16,760	(1,039)	2021
Elgin	1690 Cambridge Drive	—	3,332	270	184	3,516	270	3,786	(224)	2021
Elmhurst	934 North Church Road	—	6,326	874	560	6,886	874	7,760	(389)	2022
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,231	1,716	1,272	12,503	1,716	14,219	(3,389)	2014
Harvard	875 West Diggins Street	—	2,875	1,157	895	3,770	1,157	4,927	(1,223)	2013
Hodgkins	6600 River Road	—	30,599	2,570	—	30,599	2,570	33,169	(2,777)	2020
Hodgkins	6620 River Road	—	6,163	3,127	—	6,163	3,127	9,290	(509)	2021
Itasca	1251 W. Ardmore Avenue	—	3,621	1,223	—	3,621	1,223	4,844	(271)	2021
Itasca	1500 Bryn Mawr Avenue	—	3,871	2,073	—	3,871	2,073	5,944	(322)	2021
Itasca	1800 Bruning Drive	—	12,216	2,428	1,224	13,440	2,428	15,868	(3,690)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(1,330)	2019
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(915)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	314	4,132	576	4,708	(800)	2018
McHenry	921 Ridgeview Drive	—	4,004	448	27	4,031	448	4,479	(766)	2018
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,373	2,190	4,730	17,103	2,190	19,293	(4,869)	2012
Saint Charles	3810-3820 Stern Avenue	—	7,028	1,321	606	7,634	1,321	8,955	(482)	2021
Saint Charles	3850 Ohio Avenue	—	5,976	1,160	45	6,021	1,160	7,181	(258)	2022
Sauk Village	21399 Torrence Avenue	—	5,405	877	676	6,081	877	6,958	(1,762)	2013
Schaumburg	710 East State Parkway	—	4,086	689	177	4,263	689	4,952	(509)	2020
Vernon Hills	888 Forest Edge Drive	—	9,383	2,416	938	10,321	2,416	12,737	(711)	2021
Waukegan	3751 Sunset Avenue	—	5,030	1,004	149	5,179	1,004	6,183	(1,073)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	902	2,938	768	3,706	(1,018)	2016
West Chicago	1400 Northwest Avenue	—	668	382	282	950	382	1,332	(270)	2016
West Chicago	1450 Northwest Avenue	—	768	450	272	1,040	450	1,490	(321)	2016
West Chicago	1145 & 1149 Howard	—	842	369	402	1,244	369	1,613	(342)	2016
West Chicago	1270 Nuclear Drive	—	892	216	1,160	2,052	216	2,268	(324)	2016
West Chicago	537 Discovery Drive	—	32,618	5,961	692	33,310	5,961	39,271	(398)	2023
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,383	7,518	915	8,433	(2,045)	2016
West Dundee	901-907 Wesemann Drive	—	12,640	948	45	12,685	948	13,633	(912)	2021
Wood Dale	321 Forster Avenue	—	4,982	1,226	823	5,805	1,226	7,031	(1,080)	2016
Indiana
Albion	600 South 7th Street	—	407	53	—	407	53	460	(322)	2006
Elkhart	2701 Marina Drive	—	210	25	143	353	25	378	(145)	2007
Elkhart	3501 E. County Road 6	—	3,519	422	1,175	4,694	422	5,116	(1,809)	2007
Fort Wayne	3424 Centennial Drive	—	3,076	112	106	3,182	112	3,294	(815)	2014
Goshen	2600 College Avenue	—	5,998	1,442	2,198	8,196	1,442	9,638	(2,665)	2011
Greenwood	2441 E. Main Street	—	12,745	911	1,004	13,749	911	14,660	(1,126)	2021
Indianapolis	7701 West New York Street	—	3,931	620	—	3,931	620	4,551	(305)	2021
Jeffersonville	101 Jacobs Way	—	35,174	2,891	1,311	36,485	2,891	39,376	(1,540)	2022
Lafayette	1520 Kepner Drive	—	2,205	295	65	2,270	295	2,565	(682)	2012
Lafayette	1540-1530 Kepner Drive	—	3,405	410	372	3,777	410	4,187	(1,126)	2012
Lafayette	1521 Kepner Drive	—	7,920	906	514	8,434	906	9,340	(2,614)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(3,692)	2018
Lebanon	800 Edwards Drive	—	36,091	2,359	—	36,091	2,359	38,450	(4,679)	2019
Lebanon	121 N. Enterprise Boulevard	—	50,300	2,948	253	50,553	2,948	53,501	(6,120)	2019
Marion	2201 E. Loew Road	—	2,934	243	718	3,652	243	3,895	(1,287)	2012
Portage	6515 Ameriplex Drive	—	28,094	1,626	746	28,840	1,626	30,466	(4,403)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,614)	2012
South Bend	3310 William Richardson Court	—	4,718	411	299	5,017	411	5,428	(1,572)	2012
Whitestown	4330 S 500 E	—	17,621	1,525	—	17,621	1,525	19,146	(184)	2023
Yoder	2909 Pleasant Center Road	—	24,504	941	665	25,169	941	26,110	(3,600)	2020

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,709	846	107	13,816	846	14,662	(1,793)	2019
Ankeny	6150 Southeast Rio Circle	—	19,104	1,421	—	19,104	1,421	20,525	(1,189)	2021
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(875)	2017
Des Moines	3915 Delaware Avenue	—	9,342	1,685	1,298	10,640	1,685	12,325	(740)	2021
Des Moines	1900 E. 17th Street	—	4,477	556	96	4,573	556	5,129	(901)	2018
Marion	6301 North Gateway Drive	—	2,229	691	188	2,417	691	3,108	(840)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,007	1,360	544	13,551	1,360	14,911	(3,092)	2017
Lenexa	9700 Lackman Road	—	9,649	1,759	33	9,682	1,759	11,441	(1,421)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(2,959)	2014
Olathe	1202 South Lone Elm Road	—	16,272	1,193	67	16,339	1,193	17,532	(2,418)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	4,199	24,962	2,431	27,393	(7,394)	2016
Wichita	2655/2755 South Eastmoor Street	—	1,815	88	10	1,825	88	1,913	(557)	2012
Wichita	2652 South Eastmoor Street	—	1,839	107	183	2,022	107	2,129	(682)	2012
Wichita	2510 South Eastmoor Street	—	833	76	328	1,161	76	1,237	(452)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,295	379	563	2,858	379	3,237	(991)	2007
Danville	1355 Lebanon Road	—	11,593	965	4,418	16,011	965	16,976	(5,467)	2011
Erlanger	1500-1532 Interstate Drive	—	3,791	635	346	4,137	635	4,772	(1,090)	2016
Florence	9200 Brookfield Court	—	7,853	863	88	7,941	863	8,804	(1,350)	2019
Florence	1100 Burlington Pike	—	10,672	3,109	334	11,006	3,109	14,115	(2,648)	2018
Hebron	2151 Southpark Drive	—	4,526	370	866	5,392	370	5,762	(1,510)	2014
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,871	1,619	626	6,497	1,619	8,116	(1,078)	2019
Baton Rouge	6735 Exchequer Drive	—	6,643	2,567	—	6,643	2,567	9,210	(1,219)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	53	15,455	1,962	17,417	(2,971)	2018
Shreveport	7540 Bert Kouns Industrial Loop	—	5,572	1,804	1,390	6,962	1,804	8,766	(1,735)	2015
Maine
Biddeford	1 Baker's Way	—	8,164	1,369	4,849	13,013	1,369	14,382	(3,662)	2016
Gardiner	47 Market Street	—	8,983	948	23	9,006	948	9,954	(2,662)	2016
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(2,624)	2007
Portland	125 Industrial Way	—	3,648	891	2,019	5,667	891	6,558	(1,127)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,764	2,982	113	8,877	2,982	11,859	(1,362)	2019
Hagerstown	11835 Newgate Boulevard	—	55,177	6,036	—	55,177	6,036	61,213	(3,804)	2021
Hagerstown	11841 Newgate Boulevard	—	55,448	6,174	121	55,569	6,174	61,743	(3,971)	2021
Hagerstown	105 Enterprise Lane	—	11,213	3,472	—	11,213	3,472	14,685	(1,114)	2021
Hampstead	630 Hanover Pike	—	34,933	780	2,875	37,808	780	38,588	(10,140)	2013
Hunt Valley	11100 Gilroy Road	—	4,900	538	24	4,924	538	5,462	(401)	2021
White Marsh	6210 Days Cove Road	—	6,912	963	728	7,640	963	8,603	(1,184)	2018
Massachusetts

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Chicopee	2189 Westover Road	—	5,614	504	3,114	8,728	504	9,232	(1,993)	2012
Hudson	4 Robert Bonazzoli Avenue	—	12,628	723	76	12,704	723	13,427	(867)	2021
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(1,197)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,682)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	172	7,415	2,397	9,812	(1,734)	2019
Norton	202 South Washington Street	—	6,105	2,839	250	6,355	2,839	9,194	(2,063)	2011
South Easton	55 Bristol Drive	—	5,826	403	1,536	7,362	403	7,765	(1,135)	2017
Sterling	15 Chocksett Road	—	10,797	1,472	—	10,797	1,472	12,269	(792)	2021
Stoughton	100 Campanelli Parkway	—	2,613	2,256	1,660	4,273	2,256	6,529	(1,713)	2015
Stoughton	12 Campanelli Parkway	—	1,138	538	369	1,507	538	2,045	(484)	2015
Westborough	35 Otis Street	—	5,733	661	23	5,756	661	6,417	(1,244)	2016
Michigan
Belleville	8200 Haggerty Road	—	6,484	724	616	7,100	724	7,824	(1,501)	2017
Canton	47440 Michigan Avenue	—	23,694	2,378	314	24,008	2,378	26,386	(3,176)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	12	1,111	207	1,318	(468)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	477	1,275	150	1,425	(474)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	210	1,012	151	1,163	(487)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,365	7,371	942	8,313	(3,177)	2007
Grand Rapids	5445 International Parkway	—	7,039	1,241	43	7,082	1,241	8,323	(750)	2020
Grand Rapids	5079 33rd Street	—	4,907	892	297	5,204	892	6,096	(331)	2022
Grand Rapids	5333 33rd Street	—	3,460	1,052	192	3,652	1,052	4,704	(303)	2022
Grand Rapids	5050 Kendrick Street, SE	—	7,332	169	34	7,366	169	7,535	(1,979)	2015
Holland	4757 128th Avenue	—	3,273	279	208	3,481	279	3,760	(1,044)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,875	307	29	7,904	307	8,211	(1,216)	2019
Kentwood	4647 60th Street SE	—	16,933	1,256	1,803	18,736	1,256	19,992	(1,347)	2021
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(731)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,357	15,063	501	15,564	(4,279)	2011
Lansing	2780 Sanders Road	—	3,961	580	460	4,421	580	5,001	(1,211)	2012
Lansing	5640 Pierson Highway	—	7,056	429	100	7,156	429	7,585	(2,259)	2012
Lansing	2051 South Canal Road	—	5,176	907	100	5,276	907	6,183	(1,542)	2013
Livonia	38150 Plymouth Road	—	7,032	1,390	1,419	8,451	1,390	9,841	(1,712)	2018
Livonia	38220 Plymouth Road	—	8,918	848	1,016	9,934	848	10,782	(1,588)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(406)	2013
Novi	22925 Venture Drive	—	3,649	252	363	4,012	252	4,264	(1,197)	2012
Novi	25250 Regency Drive	—	6,035	626	23	6,058	626	6,684	(1,683)	2015
Novi	43800 Gen Mar Drive	—	16,918	1,381	925	17,843	1,381	19,224	(3,061)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	250	4,870	365	5,235	(1,312)	2015
Redford	12100 Inkster Road	—	6,114	728	621	6,735	728	7,463	(1,757)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(3,209)	2018
Romulus	27651 Hildebrandt Road	—	14,949	1,080	289	15,238	1,080	16,318	(3,322)	2017
Sterling Heights	42600 Merrill Street	—	4,191	1,133	1,469	5,660	1,133	6,793	(1,684)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Walker	2640 Northridge Drive	—	4,593	855	1,127	5,720	855	6,575	(1,583)	2011
Warren	13301 Stephens Road	—	5,820	502	206	6,026	502	6,528	(1,283)	2017
Warren	27027 Mound Road	—	17,584	1,984	31	17,615	1,984	19,599	(2,262)	2020
Warren	25295 Guenther Road	—	19,273	531	307	19,580	531	20,111	(1,620)	2021
Warren	7500 Tank Avenue	—	16,035	1,290	—	16,035	1,290	17,325	(4,042)	2016
Wixom	48238 Frank Street	—	14,433	293	—	14,433	293	14,726	(946)	2021
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(2,225)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	46	16,919	2,258	19,177	(2,715)	2019
Bloomington	11300 Hampshire Avenue South	—	8,542	1,702	23	8,565	1,702	10,267	(1,670)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(2,767)	2016
Carlos	4750 County Road 13 NE	—	5,470	960	151	5,621	960	6,581	(1,722)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(2,724)	2019
Inver Grove Height	8450 Courthouse Boulevard	—	6,964	2,595	—	6,964	2,595	9,559	(633)	2021
Maple Grove	6250 Sycamore Lane North	—	6,634	969	649	7,283	969	8,252	(1,654)	2017
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	156	10,553	2,327	12,880	(1,362)	2020
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,177	4,669	1,494	6,163	(1,207)	2018
New Hope	5520 North Highway 169	—	1,902	1,919	449	2,351	1,919	4,270	(739)	2013
Newport	710 Hastings Avenue	—	8,367	1,765	—	8,367	1,765	10,132	(546)	2021
Oakdale	550-590 Hale Avenue North	—	6,468	647	245	6,713	647	7,360	(1,226)	2019
Oakdale	585-595 Hale Avenue	—	5,022	1,396	298	5,320	1,396	6,716	(1,078)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(1,133)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	61	5,916	1,109	7,025	(948)	2019
Plymouth	6075 Trenton Lane North	—	6,919	1,569	—	6,919	1,569	8,488	(1,077)	2019
Savage	14399 Huntington Avenue	—	3,836	3,194	1,253	5,089	3,194	8,283	(1,772)	2014
Shakopee	5101/4901 Valley Industrial Boulevard	—	11,596	584	13	11,609	584	12,193	(734)	2022
Shakopee	1451 Dean Lakes Trail	—	12,496	927	61	12,557	927	13,484	(1,615)	2019
Saint Paul	1700 Wynne Avenue	—	23,675	2,258	—	23,675	2,258	25,933	(1,681)	2021
South Saint Paul	411 Farwell Avenue	—	14,904	2,378	498	15,402	2,378	17,780	(2,967)	2018
Mississippi
Southaven	228 Access Drive	—	28,566	1,000	175	28,741	1,000	29,741	(2,875)	2020
Missouri
Berkeley	8901 Springdale Avenue	—	9,855	1,423	545	10,400	1,423	11,823	(733)	2021
Earth City	1 American Eagle Plaza	—	2,751	1,123	273	3,024	1,123	4,147	(746)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,358	791	244	9,602	791	10,393	(1,373)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	2,094	7,124	1,382	8,506	(2,183)	2011
Kansas City	4001 North Norfleet Road	—	48,342	4,239	—	48,342	4,239	52,581	(3,229)	2022
O'Fallon	6705 Keaton Corporate Parkway	—	3,606	1,233	606	4,212	1,233	5,445	(1,076)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	1,303	3,882	1,242	5,124	(1,191)	2011
Nebraska
Bellevue	10601 S 15th Street	—	20,384	1,691	135	20,519	1,691	22,210	(2,079)	2021
La Vista	11720 Peel Circle	—	14,679	1,232	—	14,679	1,232	15,911	(984)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Omaha	10488 S. 136th Street	—	13,736	1,602	65	13,801	1,602	15,403	(2,003)	2019
Omaha	9995 I Street	—	3,202	572	241	3,443	572	4,015	(463)	2019
Omaha	10025 I Street	—	2,414	579	133	2,547	579	3,126	(400)	2019
Omaha	9931 South 136th Street	—	2,636	828	355	2,991	828	3,819	(272)	2021
Omaha	9950 South 134th Street	—	3,398	868	6	3,404	868	4,272	(243)	2021
Nevada
Fernley	190 Resource Drive	—	11,401	1,034	—	11,401	1,034	12,435	(999)	2021
Las Vegas	730 Pilot Road	—	12,390	2,615	897	13,287	2,615	15,902	(2,468)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	80	3,339	770	4,109	(654)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(667)	2019
Paradise	6460 Arville Street	—	3,415	1,465	251	3,666	1,465	5,131	(699)	2019
Reno	9025 Moya Boulevard	—	3,356	1,372	107	3,463	1,372	4,835	(1,042)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	977	7,305	938	8,243	(2,009)	2017
Sparks	655 Spice Islands Drive	—	25,466	2,831	—	25,466	2,831	28,297	(190)	2023
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Road	—	6,683	730	223	6,906	730	7,636	(2,130)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	2,263	10,733	1,431	12,164	(2,640)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	149	11,001	2,367	13,368	(1,455)	2019
Burlington	8 Campus Drive	—	15,797	3,267	266	16,063	3,267	19,330	(1,364)	2015
Burlington	6 Campus Drive	—	19,237	4,030	1,644	20,881	4,030	24,911	(5,230)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,264	2,272	1,555	9,819	2,272	12,091	(2,431)	2017
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	456	6,828	1,121	7,949	(1,341)	2019
Moorestown	550 Glen Avenue	—	5,627	466	122	5,749	466	6,215	(953)	2019
Moorestown	600 Glen Court	—	4,749	510	39	4,788	510	5,298	(961)	2019
Mt. Laurel	103 Central Avenue	—	6,672	616	950	7,622	616	8,238	(770)	2020
Pedricktown	One Gateway Boulevard	—	10,250	2,414	4,544	14,794	2,414	17,208	(2,674)	2017
Piscataway	100 New England Avenue	—	17,096	7,566	—	17,096	7,566	24,662	(474)	2023
Swedesboro	2165 Center Square Road	—	5,129	1,212	818	5,947	1,212	7,159	(1,225)	2017
Westampton	800 Highland Drive	—	27,798	3,647	1,619	29,417	3,647	33,064	(1,314)	2021
New Mexico
Santa Teresa	150 Earhardt Drive	—	8,904	723	—	8,904	723	9,627	(391)	2022
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(943)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,076	3,775	216	3,991	(1,401)	2011
Farmington	5786 Collett Road	—	5,282	410	896	6,178	410	6,588	(2,432)	2007
Gloversville	125 Belzano Drive	—	1,299	117	7	1,306	117	1,423	(435)	2012
Gloversville	122 Belzano Drive	—	2,559	151	175	2,734	151	2,885	(820)	2012
Gloversville	109 Belzano Drive	—	1,486	154	164	1,650	154	1,804	(524)	2012
Johnstown	123 Union Avenue	—	1,592	216	33	1,625	216	1,841	(487)	2012
Johnstown	231 Enterprise Drive	—	955	151	96	1,051	151	1,202	(414)	2012
Johnstown	150 Enterprise Avenue	—	1,440	140	—	1,440	140	1,580	(503)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Rochester	2883 Brighton Henrietta Townline Road	—	6,964	619	934	7,898	619	8,517	(809)	2020
Rochester	1350 Scottsville Road	—	6,702	208	109	6,811	208	7,019	(804)	2020
Ronkonkoma	845 South 1st Street	(4,537)	6,091	1,213	40	6,131	1,213	7,344	(583)	2021
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(856)	2020
Charlotte	1401 Tar Heel Road	—	3,842	515	63	3,905	515	4,420	(859)	2015
Charlotte	2027 Gateway Boulevard	—	3,654	913	30	3,684	913	4,597	(677)	2018
Charlotte	3115 Beam Road	—	4,839	369	179	5,018	369	5,387	(565)	2020
Durham	2702 Weck Drive	—	2,589	753	258	2,847	753	3,600	(720)	2015
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(1,231)	2020
Greensboro	719 North Regional Road	—	12,396	366	—	12,396	366	12,762	(239)	2023
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(1,187)	2018
Huntersville	13201 Reese Boulevard Unit 100	—	3,123	1,061	980	4,103	1,061	5,164	(1,202)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,386	5,249	232	5,481	(1,767)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,700)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(1,412)	2012
Mebane	7110 E. Washington Street	—	4,981	358	1,649	6,630	358	6,988	(1,710)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	616	6,198	1,091	7,289	(988)	2019
Mooresville	119 Super Sport Drive	—	17,889	4,195	765	18,654	4,195	22,849	(3,654)	2017
Mooresville	313 Mooresville Boulevard	—	6,968	701	466	7,434	701	8,135	(2,479)	2011
Mountain Home	199 N. Egerton Road	—	2,359	523	—	2,359	523	2,882	(627)	2014
Newton	1500 Prodelin Drive	—	7,338	732	1,283	8,621	732	9,353	(2,339)	2011
Pineville	10519 Industrial Drive	—	1,179	392	—	1,179	392	1,571	(341)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(2,215)	2011
Salisbury	990 Cedar Springs Road	—	5,009	1,535	3,008	8,017	1,535	9,552	(2,021)	2017
Smithfield	3250 Highway 70 Business West	—	10,397	613	1,245	11,642	613	12,255	(2,294)	2011
Troutman	279 & 281 Old Murdock Road	—	13,124	802	297	13,421	802	14,223	(2,494)	2018
Winston-Salem	2655 Annapolis Drive	—	10,716	610	80	10,796	610	11,406	(3,110)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(2,815)	2018
Ohio
Bedford Heights	26801 Fargo Avenue	—	5,267	837	1,019	6,286	837	7,123	(1,707)	2017
Boardman	365 McClurg Road	—	3,473	282	1,197	4,670	282	4,952	(1,928)	2007
Canal Winchester	6200-6250 Winchester Boulevard	—	37,431	6,403	—	37,431	6,403	43,834	(2,813)	2021
Canal Winchester	6260-6300 Winchester Boulevard	—	19,432	3,708	402	19,834	3,708	23,542	(1,670)	2021
Columbus	1605 Westbelt Drive	—	5,222	337	195	5,417	337	5,754	(1,202)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	458	45,570	3,410	48,980	(4,497)	2020
Columbus	200 McCormick Boulevard	—	8,960	988	77	9,037	988	10,025	(595)	2022
Columbus	3900-3990 Business Park Drive	—	2,976	489	657	3,633	489	4,122	(1,141)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	529	6,425	331	6,756	(1,833)	2015
Etna	8591 Mink Street SW	—	73,402	2,939	120	73,522	2,939	76,461	(7,643)	2020
Fairborn	1340 E Dayton Yellow Springs Road	—	5,569	867	272	5,841	867	6,708	(1,887)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Fairfield	4275 Thunderbird Lane	—	2,788	948	1,175	3,963	948	4,911	(1,045)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	390	5,727	1,086	6,813	(1,304)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	3,805	7,611	1,265	8,876	(2,108)	2011
Groveport	5830 Green Pointe Drive South	—	10,828	642	424	11,252	642	11,894	(2,258)	2017
Hilliard	4251 Leap Road	—	7,412	550	1,498	8,910	550	9,460	(1,838)	2017
Macedonia	8295 Bavaria Drive	—	10,219	1,001	107	10,326	1,001	11,327	(624)	2022
Macedonia	1261 Highland Road	—	8,063	1,690	524	8,587	1,690	10,277	(2,245)	2015
Maple Heights	16645 Granite Road	—	4,357	922	—	4,357	922	5,279	(413)	2021
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(1,280)	2014
North Jackson	500 South Bailey Road	—	4,356	1,528	2,179	6,535	1,528	8,063	(1,458)	2013
North Jackson	382 Rosemont Road	—	7,681	486	1,269	8,950	486	9,436	(2,296)	2011
Oakwood Village	26350 Broadway	—	3,041	343	178	3,219	343	3,562	(907)	2015
Salem	800 Pennsylvania Avenue	—	7,674	858	1,471	9,145	858	10,003	(3,556)	2006
Seville	276 West Greenwich Road	—	1,591	273	212	1,803	273	2,076	(629)	2011
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,157	6,066	2,161	8,227	(1,854)	2011
Strongsville	14450 Foltz Industrial Parkway	—	16,487	1,315	—	16,487	1,315	17,802	(1,291)	2021
Strongsville	12930 Darice Parkway	—	5,750	491	963	6,713	491	7,204	(1,869)	2014
Toledo	1800 Jason Street	—	6,487	213	250	6,737	213	6,950	(2,107)	2012
Twinsburg	8601 Independence Parkway	—	19,772	3,855	—	19,772	3,855	23,627	(2,042)	2020
Twinsburg	7990 Bavaria Road	—	8,027	590	87	8,114	590	8,704	(3,037)	2007
West Chester	9696 International Boulevard	—	8,868	936	—	8,868	936	9,804	(2,135)	2016
West Jefferson	1550 West Main Street	—	70,213	2,015	31	70,244	2,015	72,259	(10,849)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	124	2,335	746	3,081	(830)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,466	10,665	1,614	12,279	(2,854)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(2,405)	2015
Tulsa	10757 East Ute Street	—	7,167	644	125	7,292	644	7,936	(946)	2020
Oregon
Beaverton	5805 SW 107th Avenue	—	10,602	2,463	—	10,602	2,463	13,065	(162)	2023
Beaverton	5807 SW 107th Avenue	—	4,936	1,237	—	4,936	1,237	6,173	(77)	2023
Salem	4060 Fairview Industrial Drive	—	3,039	599	821	3,860	599	4,459	(1,272)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	562	1,934	266	2,200	(658)	2011
Wilsonville	9400 SW Barber Street	—	10,142	696	79	10,221	696	10,917	(403)	2022
Pennsylvania
Allentown	6670 Grant Way	—	9,945	1,237	24	9,969	1,237	11,206	(147)	2023
Allentown	6690 Grant Way	—	11,735	1,535	27	11,762	1,535	13,297	(172)	2023
Allentown	7072 Snowdrift Road	—	7,008	1,088	—	7,008	1,088	8,096	(121)	2023
Allentown	7132 Daniels Drive	—	7,199	1,962	2,130	9,329	1,962	11,291	(2,756)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	178	23,594	1,248	24,842	(3,854)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	136	10,675	935	11,610	(1,972)	2018
Clinton	2300 Sweeney Drive	—	19,339	—	25	19,364	—	19,364	(4,235)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(2,135)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Clinton	2400 Sweeney Drive Extension	—	16,840	—	931	17,771	—	17,771	(2,807)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(1,136)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(623)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(1,889)	2020
Clinton	1100 Clifford Ball Drive	—	40,282	—	7	40,289	—	40,289	(2,561)	2022
Croydon	3001 State Road	—	4,628	829	—	4,628	829	5,457	(871)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	804	6,119	1,000	7,119	(1,672)	2014
Export	1003 Corporate Lane	—	5,604	667	155	5,759	667	6,426	(946)	2019
Hazleton	69 Green Mountain Road	—	43,685	4,995	1,162	44,847	4,995	49,842	(3,459)	2021
Imperial	200 Solar Drive	—	22,135	1,762	—	22,135	1,762	23,897	(2,965)	2019
Kulpsville	1510 Gehman Road	—	10,390	3,171	—	10,390	3,171	13,561	(196)	2023
Lancaster	2919 Old Tree Drive	—	5,134	1,520	1,280	6,414	1,520	7,934	(2,167)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	103	3,874	1,370	5,244	(911)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(1,059)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	1,083	7,410	1,884	9,294	(1,794)	2016
Langhorne	1 Cabot Boulevard East	—	4,203	1,155	83	4,286	1,155	5,441	(766)	2020
Lebanon	1 Keystone Drive	—	5,083	1,380	731	5,814	1,380	7,194	(1,969)	2017
Mechanicsburg	6350 Brackbill Boulevard	—	5,079	1,482	1,813	6,892	1,482	8,374	(1,802)	2014
Mechanicsburg	6360 Brackbill Boulevard	—	7,042	1,800	989	8,031	1,800	9,831	(2,133)	2014
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	726	8,703	1,452	10,155	(2,384)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	2,498	16,282	843	17,125	(4,789)	2012
New Galilee	1750 Shenango Road	—	25,553	1,127	354	25,907	1,127	27,034	(3,531)	2019
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(1,487)	2018
New Kingstown	6 Doughten Road	—	8,625	2,041	619	9,244	2,041	11,285	(2,628)	2014
O'Hara Township	100 Papercraft Park	—	18,612	1,435	8,226	26,838	1,435	28,273	(9,038)	2012
Pittston	One Commerce Road	—	19,603	677	97	19,700	677	20,377	(3,807)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	1,554	6,848	1,708	8,556	(1,355)	2016
Warrendale	410-426 Keystone Drive	—	12,089	1,853	786	12,875	1,853	14,728	(2,151)	2018
York	2925 East Market Street	—	14,209	2,152	381	14,590	2,152	16,742	(2,678)	2017
York	57 Grumbacher Road	—	14,832	966	28	14,860	966	15,826	(2,451)	2018
York	420 Emig Road	—	7,886	869	—	7,886	869	8,755	(1,537)	2019
York	915 Woodland View Drive	—	5,754	1,139	151	5,905	1,139	7,044	(491)	2021
York	2800 Concord Road	—	21,154	1,478	1,332	22,486	1,478	23,964	(1,570)	2021
South Carolina
Columbia	128 Crews Drive	—	5,171	783	287	5,458	783	6,241	(1,439)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	2,685	13,666	1,002	14,668	(4,207)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(2,675)	2012
Duncan	175 Spartangreen Boulevard	—	12,390	936	52	12,442	936	13,378	(933)	2021
Edgefield	One Tranter Drive	—	938	220	887	1,825	220	2,045	(770)	2012
Fountain Inn	107 Southchase Boulevard	—	8,308	766	577	8,885	766	9,651	(1,735)	2018
Fountain Inn	141 Southchase Boulevard	—	14,984	1,878	81	15,065	1,878	16,943	(3,353)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Fountain Inn	111 Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(1,225)	2016
Gaffney	50 Peachview Boulevard	—	4,383	1,233	2,286	6,669	1,233	7,902	(1,427)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(4,323)	2019
Greenwood	215 Mill Avenue	—	1,824	166	641	2,465	166	2,631	(668)	2012
Greenwood	308-310 Maxwell Avenue	—	1,168	169	848	2,016	169	2,185	(554)	2012
Greer	8 Shelter Drive	—	4,939	681	3,478	8,417	681	9,098	(1,859)	2018
Greer	1000 Robinson Road	—	25,631	849	—	25,631	849	26,480	(1,461)	2021
Greer	1817 East Poinsett Street	—	66,163	3,674	—	66,163	3,674	69,837	—	2022
Greer	1809 East Poinsett Street	—	627	1,885	—	627	1,885	2,512	—	2022
Greer	129 Metro Court	—	1,434	129	392	1,826	129	1,955	(508)	2015
Greer	149 Metro Court	—	1,731	128	558	2,289	128	2,417	(563)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(207)	2015
Greer	154 Metro Court	—	2,963	306	959	3,922	306	4,228	(1,055)	2015
Laurens	103 Cherry Blossom Drive	—	4,033	151	52	4,085	151	4,236	(970)	2015
Piedmont	1100 Piedmont Highway	—	4,093	231	450	4,543	231	4,774	(1,135)	2015
Piedmont	1102 Piedmont Highway	—	2,092	158	45	2,137	158	2,295	(535)	2015
Piedmont	1104 Piedmont Highway	—	2,166	204	—	2,166	204	2,370	(671)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	2,022	11,282	797	12,079	(1,818)	2018
Piedmont	1610 Old Grove Road	—	18,893	1,971	—	18,893	1,971	20,864	(4,406)	2019
Piedmont	100 Exchange Logistics Park Drive	—	25,151	569	1,001	26,152	569	26,721	(1,445)	2022
Piedmont	119 Matrix Parkway	—	13,912	331	56	13,968	331	14,299	(799)	2022
Rock Hill	2751 Commerce Drive, Unit C	—	6,146	1,411	1,222	7,368	1,411	8,779	(1,767)	2016
Rock Hill	1953 Langston Street	—	4,333	1,095	948	5,281	1,095	6,376	(1,224)	2017
Rock Hill	2225 Williams Industrial Boulevard	—	10,903	1,118	—	10,903	1,118	12,021	(1,227)	2020
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,659	6,619	957	7,576	(1,896)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	1,071	4,435	470	4,905	(1,371)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	3,426	27,626	1,454	29,080	(4,682)	2018
Spartanburg	5675 North Blackstock Road	—	14,791	1,867	806	15,597	1,867	17,464	(4,045)	2016
Spartanburg	950 Brisack Road	—	3,564	342	2,084	5,648	342	5,990	(1,393)	2014
Spartanburg	2071 Fryml Drive	—	7,509	663	161	7,670	663	8,333	(1,168)	2019
Spartanburg	2171 Fryml Drive	—	4,480	530	86	4,566	530	5,096	(850)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	745	17,280	895	18,175	(2,683)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	1,019	6,816	493	7,309	(2,110)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	534	5,244	1,157	6,401	(751)	2019
Wellford	462 Casual Drive	—	16,147	2,588	—	16,147	2,588	18,735	(135)	2023
Wellford	452 Casual Drive	—	16,554	2,548	—	16,554	2,548	19,102	—	2023
West Columbia	185 McQueen Street	—	6,946	715	2,355	9,301	715	10,016	(2,689)	2013
West Columbia	610 Kelsey Court	—	9,488	488	—	9,488	488	9,976	(1,957)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(2,004)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(1,609)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	5	26,028	1,422	27,450	(4,521)	2019
West Columbia	842 Bistline Drive	—	12,723	1,217	1,749	14,472	1,217	15,689	(1,250)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(2,419)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	14	2,195	187	2,382	(539)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(1,121)	2015
Chattanooga	1295 Stuart Street	—	7,959	424	397	8,356	424	8,780	(2,541)	2015
Cleveland	4405 Michigan Avenue Road NE	—	3,161	554	84	3,245	554	3,799	(1,204)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	241	3,342	403	3,745	(924)	2015
Jackson	1094 Flex Drive	—	2,374	230	628	3,002	230	3,232	(1,070)	2012
Knoxville	2525 Quality Drive	—	3,104	447	433	3,537	447	3,984	(905)	2015
Knoxville	2522 and 2526 Westcott Boulevard	—	4,919	472	728	5,647	472	6,119	(886)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	811	8,623	1,117	9,740	(1,593)	2019
Lebanon	535 Maddox-Simpson Parkway	—	15,890	468	50	15,940	468	16,408	(3,424)	2019
Lebanon	675 Maddox-Simpson Parkway	—	5,891	519	—	5,891	519	6,410	(389)	2021
Lebanon	Maddox-Simpson Parkway	—	430	549	—	430	549	979	—	2019
Loudon	1700 Elizabeth Lee Parkway	—	3,686	170	2,113	5,799	170	5,969	(1,220)	2015
Madison	538 Myatt Drive	—	2,790	1,655	1,891	4,681	1,655	6,336	(2,742)	2011
Mascot	9575 Commission Drive	—	3,179	284	75	3,254	284	3,538	(924)	2016
Mascot	2122 Holston Bend Drive	—	11,092	385	611	11,703	385	12,088	(1,291)	2013
Memphis	7625 Appling Center Drive	—	13,463	539	—	13,463	539	14,002	(830)	2022
Memphis	4880 East Tuggle Road	—	41,078	2,501	1,539	42,617	2,501	45,118	(6,358)	2019
Murfreesboro	1975 Joe B. Jackson Parkway	—	9,617	2,206	6	9,623	2,206	11,829	(570)	2022
Murfreesboro	540 New Salem Road	—	2,799	722	151	2,950	722	3,672	(1,011)	2014
Nashville	3258 Ezell Pike	—	3,455	547	276	3,731	547	4,278	(981)	2013
Vonore	90 Deer Crossing Road	—	7,821	2,355	85	7,906	2,355	10,261	(2,547)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	385	2,759	413	3,172	(1,122)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,438	7,205	1,246	8,451	(2,043)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	1,919	13,789	4,066	17,855	(4,177)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	1,018	22,013	1,853	23,866	(3,594)	2018
El Paso	32 Celerity Wagon	—	3,532	—	264	3,796	—	3,796	(819)	2017
El Paso	48 Walter Jones Boulevard	—	10,250	—	304	10,554	—	10,554	(2,479)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	850	9,902	1,248	11,150	(2,768)	2014
El Paso	6500 N. Desert Boulevard	—	7,518	1,124	474	7,992	1,124	9,116	(2,279)	2014
El Paso	1550 Northwestern Drive	—	14,011	1,854	2,433	16,444	1,854	18,298	(4,542)	2014
El Paso	1701 Northwestern Drive	—	9,897	1,581	2,031	11,928	1,581	13,509	(3,069)	2014
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(1,842)	2015
El Paso	12285 Gateway Boulevard West	—	22,548	1,725	—	22,548	1,725	24,273	(1,529)	2021
El Paso	9571 Pan American Drive	—	9,382	1,101	—	9,382	1,101	10,483	(434)	2022
El Paso	9555 Plaza Circle	—	4,666	626	146	4,812	626	5,438	(270)	2022
El Paso	9494 Escobar Drive	—	8,551	701	—	8,551	701	9,252	(400)	2022
El Paso	47 Butterfield Circle & 12 Leigh Fisher Boulevard	—	3,000	—	1,832	4,832	—	4,832	(1,696)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Garland	2901 W. Kingsley Road	—	5,166	1,344	3,408	8,574	1,344	9,918	(2,056)	2014
Grapevine	2402 Esters Boulevard	—	9,522	—	109	9,631	—	9,631	(716)	2021
Grapevine	2400 Esters Boulevard	—	15,029	—	301	15,330	—	15,330	(1,127)	2021
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(1,673)	2019
Houston	9302 Ley Road	—	8,879	1,236	—	8,879	1,236	10,115	(1,255)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(1,917)	2019
Houston	4949 Windfern Road	—	7,610	2,255	578	8,188	2,255	10,443	(2,466)	2013
Houston	7300 Airport Boulevard	—	14,087	2,546	1,053	15,140	2,546	17,686	(2,660)	2016
Houston	13627 West Hardy	—	4,989	1,502	—	4,989	1,502	6,491	(1,511)	2017
Houston	868 Pear Street	—	5,508	953	—	5,508	953	6,461	(1,468)	2017
Houston	14620 Henry Road	—	7,052	927	66	7,118	927	8,045	(1,471)	2017
Houston	7049 Brookhollow West Drive	—	9,371	809	15	9,386	809	10,195	(1,563)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	318	9,774	1,108	10,882	(1,260)	2019
Humble	18727 Kenswick Drive	—	21,476	2,255	—	21,476	2,255	23,731	(2,993)	2019
Irving	2450 Valley View Lane	—	15,312	5,976	—	15,312	5,976	21,288	(144)	2023
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(1,290)	2019
Katy	21601 Park Row Drive	—	3,412	1,655	—	3,412	1,655	5,067	(545)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(2,240)	2019
Laredo	13808 Humphrey Road	—	12,410	1,535	—	12,410	1,535	13,945	(2,853)	2017
McAllen	5601 West Military Highway	—	13,549	818	1,612	15,161	818	15,979	(1,426)	2020
Mission	802 Trinity Street	—	12,623	1,882	663	13,286	1,882	15,168	(2,468)	2018
Rockwall	3400 Discovery Boulevard	—	16,066	2,683	—	16,066	2,683	18,749	(4,053)	2017
Stafford	13720 Stafford Road	—	6,570	339	41	6,611	339	6,950	(1,283)	2017
Waco	101 Apron Road	—	1,394	—	922	2,316	—	2,316	(867)	2011
Utah
Provo	3715 S. Tracy Hall Parkway	—	27,225	1,945	—	27,225	1,945	29,170	(1,842)	2021
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,276	775	—	3,276	775	4,051	(1,060)	2014
Fredericksburg	2031 International Parkway	—	15,235	2,182	—	15,235	2,182	17,417	(728)	2022
Harrisonburg	4500 Early Road	—	11,057	1,455	1,416	12,473	1,455	13,928	(3,591)	2012
Independence	One Compair Way	—	2,061	226	—	2,061	226	2,287	(628)	2012
Norfolk	4555 Progress Road	—	7,990	1,259	—	7,990	1,259	9,249	(381)	2022
North Chesterfield	8001 Greenpine Road	—	6,174	1,599	—	6,174	1,599	7,773	(1,143)	2019
Richmond	5250 Klockner Drive	—	3,801	819	726	4,527	819	5,346	(882)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	780	10,491	2,307	12,798	(1,746)	2019
Wisconsin
Appleton	1919 W. College Avenue	—	5,757	261	—	5,757	261	6,018	(482)	2021
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(666)	2018
Cudahy	5831 S. Pennsylvania Avenue	—	4,751	1,427	—	4,751	1,427	6,178	(672)	2020
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(2,022)	2012
DeForest	505-507 Stokely Drive	—	5,298	1,131	684	5,982	1,131	7,113	(1,286)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2023
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Delavan	329 Hallberg Street	—	2,032	127	30	2,062	127	2,189	(368)	2019
Delavan	1714 Hobbs Drive	—	4,676	241	89	4,765	241	5,006	(746)	2019
East Troy	2761 Buell Drive	—	4,936	304	57	4,993	304	5,297	(1,289)	2014
Elkhorn	555 Koopman Lane	—	3,897	351	501	4,398	351	4,749	(771)	2019
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(627)	2019
Franklin	5215 W Airways Avenue	—	8,193	1,551	—	8,193	1,551	9,744	(718)	2021
Germantown	N117 W18456 Fulton Drive	—	5,956	442	—	5,956	442	6,398	(944)	2018
Germantown	N106 W13131 Bradley Way	—	3,296	359	346	3,642	359	4,001	(657)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(1,908)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	—	5,977	1,186	7,163	(1,949)	2014
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(1,169)	2016
Hudson	2700 Harvey Street	—	7,982	683	6	7,988	683	8,671	(1,087)	2020
Janesville	2929 Venture Drive	—	17,477	828	1,168	18,645	828	19,473	(5,564)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(1,253)	2016
Madison	4718 Helgesen Drive	—	6,365	609	531	6,896	609	7,505	(1,308)	2017
Madison	4722 Helgesen Drive	—	4,489	444	39	4,528	444	4,972	(835)	2017
Mayville	605 Fourth Street	—	4,118	547	623	4,741	547	5,288	(2,111)	2007
Mukwonago	103 Hill Court	—	10,844	1,478	219	11,063	1,478	12,541	(862)	2021
Muskego	S64 W15660 Commerce Center Parkway	—	5,497	393	154	5,651	393	6,044	(871)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(1,945)	2019
New Berlin	16555 W. Smalls Road	—	20,176	955	—	20,176	955	21,131	(1,259)	2021
New Berlin	5600 S. Moorland Road	—	6,409	1,068	43	6,452	1,068	7,520	(1,852)	2013
Oak Creek	525 West Marquette Avenue	—	4,249	526	100	4,349	526	4,875	(782)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(1,237)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,678	841	1,001	7,679	841	8,520	(1,859)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,516	439	52	4,568	439	5,007	(992)	2018
Pleasant Prairie	10411 80th Avenue	—	18,219	2,297	—	18,219	2,297	20,516	(2,623)	2018
Pleasant Prairie	8901 102nd Street	—	4,899	523	713	5,612	523	6,135	(984)	2018
Sun Prairie	1615 Commerce Drive	—	5,809	2,360	2,499	8,308	2,360	10,668	(3,081)	2011
West Allis	2207 S. 114th Street	—	1,757	462	2,040	3,797	462	4,259	(963)	2015
West Allis	2075 S. 114th Street	—	1,848	444	1,698	3,546	444	3,990	(807)	2015
West Allis	2145 S. 114th Street	—	846	252	1,051	1,897	252	2,149	(479)	2015
West Allis	2025 S. 114th Street	—	956	251	801	1,757	251	2,008	(392)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(1,301)	2014
	Total	$(4,537)	$5,430,290	$698,633	$330,078	$5,760,368	$698,633	$6,459,001	$(921,846)
(1)Balance excludes the net unamortized balance of fair market value discount of approximately $0.1 million.
(2)The initial costs of buildings and improvements is the acquisition costs plus building expansions and non-cash transfers of acquired other assets to initial cost of building and improvements, less asset impairment write-downs and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives:

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease

As of December 31, 2023, the aggregate cost for federal income tax purposes of investments in real estate was approximately $7.4 billion.

	Year ended December 31,
	2023	2022	2021
Real Estate:
Balance at beginning of period	$6,123,295	$5,664,907	$4,521,301
Additions during period
Other acquisitions	304,057	423,918	1,217,478
Improvements, etc.	105,112	120,151	40,797
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(66,565)	(80,470)	(107,192)
Write-off of tenant improvements	(3,930)	(3,428)	(7,477)
Asset impairments and involuntary conversion	(2,968)	(1,783)	—
Balance at the end of the period including assets held for sale	6,459,001	6,123,295	5,664,907
Assets held for sale	—	(6,324)	—
Balance at the end of the period excluding assets held for sale	$6,459,001	$6,116,971	$5,664,907
Accumulated Depreciation:
Balance at beginning of period	$764,809	$611,867	$495,466
Additions during period
Depreciation and amortization expense	177,358	170,088	142,966
Other additions	—	—	—
Deductions during period
Disposals	(20,321)	(17,146)	(26,565)
Balance at the end of the period including assets held for sale	921,846	764,809	611,867
Assets held for sale	—	(1,681)	—
Balance at the end of the period excluding assets held for sale	$921,846	$763,128	$611,867