Form 10-Q
period 2024-03-31
STAG Industrial, Inc.
filed 2024-04-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of common stock outstanding at April 29, 2024 was 182,079,559.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Rental Property:
Land	$700,199	$698,633
Buildings and improvements, net of accumulated depreciation of $967,141 and $921,846, respectively	4,859,117	4,838,522
Deferred leasing intangibles, net of accumulated amortization of $383,967 and $360,094, respectively	422,153	435,722
Total rental property, net	5,981,469	5,972,877
Cash and cash equivalents	12,423	20,741
Restricted cash	667	1,127
Tenant accounts receivable	128,797	128,274
Prepaid expenses and other assets	84,087	80,455
Interest rate swaps	57,532	50,418
Operating lease right-of-use assets	29,085	29,566
Total assets	$6,294,060	$6,283,458
Liabilities and Equity
Liabilities:
Unsecured credit facility	$435,000	$402,000
Unsecured term loans, net	1,020,837	1,021,773
Unsecured notes, net	1,195,941	1,195,872
Mortgage notes, net	4,350	4,401
Accounts payable, accrued expenses and other liabilities	80,489	83,152
Interest rate swaps	47	—
Tenant prepaid rent and security deposits	45,795	44,238
Dividends and distributions payable	22,936	22,726
Deferred leasing intangibles, net of accumulated amortization of $28,709 and $26,613, respectively	32,312	29,908
Operating lease liabilities	33,133	33,577
Total liabilities	2,870,840	2,837,647
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2024 and December 31, 2023, 182,074,776 and 181,690,867 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,821	1,817
Additional paid-in capital	4,273,183	4,272,376
Cumulative dividends in excess of earnings	(979,629)	(948,720)
Accumulated other comprehensive income	56,127	49,207
Total stockholders’ equity	3,351,502	3,374,680
Noncontrolling interest	71,718	71,131
Total equity	3,423,220	3,445,811
Total liabilities and equity	$6,294,060	$6,283,458

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Revenue
Rental income	$187,402	$173,268
Other income	141	285
Total revenue	187,543	173,553
Expenses
Property	39,071	35,881
General and administrative	12,952	12,676
Depreciation and amortization	71,427	68,944
Other expenses	563	2,979
Total expenses	124,013	120,480
Other income (expense)
Interest and other income	11	19
Interest expense	(25,421)	(22,612)
Debt extinguishment and modification expenses	(667)	—
Gain on the sales of rental property, net	—	20,128
Total other income (expense)	(26,077)	(2,465)
Net income	$37,453	$50,608
Less: income attributable to noncontrolling interest	826	1,142
Net income attributable to STAG Industrial, Inc.	$36,627	$49,466
Less: amount allocated to participating securities	47	53
Net income attributable to common stockholders	$36,580	$49,413
Weighted average common shares outstanding — basic	181,708	179,196
Weighted average common shares outstanding — diluted	181,991	179,297
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.20	$0.28
Net income per share attributable to common stockholders — diluted	$0.20	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Net income	$37,453	$50,608
Other comprehensive income (loss):
Income (loss) on interest rate swaps	7,076	(16,012)
Other comprehensive income (loss)	7,076	(16,012)
Comprehensive income	44,529	34,596
Income attributable to noncontrolling interest	(826)	(1,142)
Other comprehensive (income) loss attributable to noncontrolling interest	(156)	361
Comprehensive income attributable to STAG Industrial, Inc.	$43,547	$33,815

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended March 31, 2024
Balance, December 31, 2023	$—	181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$3,445,811
Proceeds from sales of common stock, net	—	—	—	(170)	—	—	(170)	—	(170)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(67,302)	—	(67,302)	(1,570)	(68,872)
Non-cash compensation activity, net	—	68,927	1	(2,492)	(234)	—	(2,725)	4,647	1,922
Redemption of common units to common stock	—	314,982	3	5,850	—	—	5,853	(5,853)	—
Rebalancing of noncontrolling interest	—	—	—	(2,381)	—	—	(2,381)	2,381	—
Other comprehensive income	—	—	—	—	—	6,920	6,920	156	7,076
Net income	—	—	—	—	36,627	—	36,627	826	37,453
Balance, March 31, 2024	$—	182,074,776	$1,821	$4,273,183	$(979,629)	$56,127	$3,351,502	$71,718	$3,423,220
Three months ended March 31, 2023
Balance, December 31, 2022	$—	179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	$3,384,824	$73,357	$3,458,181
Proceeds from sales of common stock, net	—	—	—	(152)	—	—	(152)	—	(152)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,914)	—	(65,914)	1,816	(64,098)
Non-cash compensation activity, net	—	80,057	1	(3,831)	(83)	—	(3,913)	6,206	2,293
Redemption of common units to common stock	—	43,834	1	828	—	—	829	(829)	—
Rebalancing of noncontrolling interest	—	—	—	3,438	—	—	3,438	(3,438)	—
Other comprehensive loss	—	—	—	—	—	(15,651)	(15,651)	(361)	(16,012)
Net income	—	—	—	—	49,466	—	49,466	1,142	50,608
Balance, March 31, 2023	$—	179,372,871	$1,794	$4,188,960	$(892,676)	$54,849	$3,352,927	$77,893	$3,430,820
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$37,453	$50,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,427	68,944
Non-cash portion of interest expense	984	976
Amortization of above and below market leases, net	(303)	(129)
Straight-line rent adjustments, net	(2,762)	(5,044)
Gain on the sales of rental property, net	—	(20,128)
Non-cash compensation expense	2,909	3,092
Change in assets and liabilities:
Tenant accounts receivable	2,204	2,694
Prepaid expenses and other assets	(8,787)	(11,288)
Accounts payable, accrued expenses and other liabilities	480	(6,599)
Tenant prepaid rent and security deposits	1,557	3,295
Total adjustments	67,709	35,813
Net cash provided by operating activities	105,162	86,421
Cash flows from investing activities:
Acquisitions of land and buildings and improvements	(43,599)	—
Additions of land and buildings and improvements	(24,622)	(27,685)
Proceeds from sales of rental property, net	—	36,333
Acquisition deposits, net	(2,324)	1,185
Acquisitions of deferred leasing intangibles	(5,715)	—
Net cash provided by (used in) investing activities	(76,260)	9,833
Cash flows from financing activities:
Proceeds from unsecured credit facility	264,000	209,000
Repayment of unsecured credit facility	(231,000)	(149,000)
Repayment of unsecured notes	—	(100,000)
Repayment of mortgage notes	(53)	(86)
Payment of loan fees and costs	(822)	—
Proceeds from sales of common stock, net	(137)	(76)
Dividends and distributions	(68,654)	(63,896)
Repurchase and retirement of share-based compensation	(1,014)	(812)
Net cash used in financing activities	(37,680)	(104,870)
Decrease in cash and cash equivalents and restricted cash	(8,778)	(8,616)
Cash and cash equivalents and restricted cash—beginning of period	21,868	26,789
Cash and cash equivalents and restricted cash—end of period	$13,090	$18,173
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $802 and $433 for 2024 and 2023, respectively	$22,165	$18,597
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(671)	$—
Acquisitions of deferred leasing intangibles	$(88)	$—
Additions to building and other capital improvements from involuntary conversion	$(2,968)	$—
Investing other receivables due to involuntary conversion of building	$2,968	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$4,443	$(4,596)
Additions to building and other capital improvements from non-cash compensation	$(39)	$(13)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(592)	$(76)
Dividends and distributions accrued	$22,936	$22,484
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2024 and December 31, 2023, the Company owned 97.9% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2024, the Company owned 570 industrial buildings in 41 states with approximately 113.0 million rentable square feet.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$12,423	$20,741
Restricted cash	667	1,127
Total cash and cash equivalents and restricted cash	$13,090	$21,868

Uncertain Tax Positions

As of March 31, 2024 and December 31, 2023, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property, net as of March 31, 2024 and December 31, 2023.

Rental Property (in thousands)	March 31, 2024	December 31, 2023
Land	$700,199	$698,633
Buildings, net of accumulated depreciation of $654,023 and $622,941, respectively	4,340,544	4,330,799
Tenant improvements, net of accumulated depreciation of $39,258 and $36,920, respectively	39,668	39,145
Building and land improvements, net of accumulated depreciation of $273,860 and $261,985, respectively	367,500	369,724
Construction in progress	111,405	98,854
Deferred leasing intangibles, net of accumulated amortization of $383,967 and $360,094, respectively	422,153	435,722
Total rental property, net	$5,981,469	$5,972,877

Acquisitions

The following table summarizes the Company’s acquisitions during the three months ended March 31, 2024. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Cincinnati, OH	March 18, 2024	697,500	1	$50,073
Three months ended March 31, 2024		697,500	1	$50,073
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2024 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Three months ended March 31, 2024
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$1,565	N/A
Buildings	40,828	N/A
Tenant improvements	445	N/A
Building and land improvements	1,432	N/A
Deferred leasing intangibles - In-place leases	6,963	6.8
Deferred leasing intangibles - Tenant relationships	3,340	10.8
Deferred leasing intangibles - Below market leases	(4,500)	6.8
Total purchase price	$50,073

Involuntary Conversion

During the three months ended March 31, 2024, the approximately $3.0 million receivable at December 31, 2023 from the insurance coverage related to the involuntary conversion event that occurred in December 2023 was reduced to zero and included as a non-cash investing activity on the accompanying Consolidated Statements of Cash Flows.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$79,946	$(37,497)	$42,449	$79,946	$(35,698)	$44,248
Other intangible lease assets	726,174	(346,470)	379,704	715,870	(324,396)	391,474
Total deferred leasing intangible assets	$806,120	$(383,967)	$422,153	$795,816	$(360,094)	$435,722

Below market leases	$61,021	$(28,709)	$32,312	$56,521	$(26,613)	$29,908
Total deferred leasing intangible liabilities	$61,021	$(28,709)	$32,312	$56,521	$(26,613)	$29,908

The following table summarizes the net increase to rental income and amortization expense for the amortization of deferred leasing intangibles during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2024	2023
Net increase to rental income related to above and below market lease amortization	$297	$124
Amortization expense related to other intangible lease assets	$22,074	$22,445

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of March 31, 2024 and December 31, 2023.

Indebtedness (dollars in thousands)	March 31, 2024	December 31, 2023	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$435,000	$402,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	435,000	402,000

Unsecured term loans:
Unsecured Term Loan G	300,000	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.33%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.49%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	2.94%	March 23, 2029	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,163)	(3,227)
Total carrying value unsecured term loans, net	1,020,837	1,021,773

Unsecured notes:
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(4,059)	(4,128)
Total carrying value unsecured notes, net	1,195,941	1,195,872

Mortgage notes (secured debt):
United of Omaha Life Insurance Company	4,484	4,537	3.71%	October 1, 2039	ii
Total mortgage notes	4,484	4,537
Net unamortized fair market value discount	(134)	(136)
Total carrying value mortgage notes, net	4,350	4,401
Total / weighted average interest rate(6)	$2,656,128	$2,624,046	3.79%
(1)Interest rate as of March 31, 2024. At March 31, 2024, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 5.32874%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of March 31, 2024, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR will be swapped to a fixed rate of 3.98%.
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.9 million and $3.3 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.

(5)The initial maturity date is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2024 was approximately $561.7 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $16.9 million and $14.6 million as of March 31, 2024 and December 31, 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2024	2023
Amortization of deferred financing fees and debt issuance costs and fair market value premiums/discounts	$984	$976
Facility, unused, and other fees	$439	$435

Debt Activity

On March 25, 2024, the Company entered into a second amended and restated term loan agreement for the Unsecured Term Loan F to (i) extend the maturity date to March 25, 2027, with two one-year extension options, subject to certain conditions (discussed below), that would extend the maturity date to March 23, 2029 if both exercised, and (ii) provide that borrowings under the Unsecured Term Loan F will, at the Company’s election, bear interest based on a Base Rate, Adjusted Term SOFR, or Adjusted Daily Simple SOFR (each as defined in the loan agreement), which interest rate will be increased by 0.10% for any SOFR Loan (as defined in the loan agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the loan agreement), less a sustainability-related adjustment. As of March 25, 2024, the Unsecured Term Loan F had a stated annual interest rate equal to the one-month Term SOFR, which includes an adjustment of 0.10%, plus a spread of 0.85%, less a sustainability-related adjustment of 0.02%. Other than the maturity and interest rate provisions described above, the material terms remain unchanged.

The initial maturity date is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee equal to 0.125% of the outstanding amount on the effective day of each extension period. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. Upon execution of the amended loan agreement for the Unsecured Term Loan F, the Company intended to exercise both extension options. In connection with the amended loan agreement, the Company incurred approximately $1.2 million in costs which are being deferred and amortized through the new maturity date, including approximately $0.5 million of accrued extension fees, which are being amortized through the extended maturity date of March 23, 2029. The Company also incurred approximately $0.7 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations.

On March 13, 2024, the Company entered into a note purchase agreement (the “March 2024 NPA”) for the private placement by the Operating Partnership of $175.0 million senior unsecured notes maturing May 28, 2029, with a fixed annual interest rate of 6.05%, $125.0 million senior unsecured notes maturing May 28, 2031, with a fixed annual interest rate of 6.17%, and $150.0 million senior unsecured notes maturing May 28, 2034, with a fixed annual interest rate of 6.30%. The March 2024 NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes, plus a financial covenant that requires the Company to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes. The Company may issue the notes under the March 2024 NPA on or prior to May 28, 2024, and as of March 31, 2024, the notes had not been issued.

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of March 31, 2024 and December 31, 2023 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $7.4 million and $7.5 million at March 31, 2024 and December 31, 2023, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$435,000	$435,000	$402,000	$402,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,200,000	1,069,007	1,200,000	1,074,003
Mortgage notes	4,484	3,465	4,537	3,535
Total principal amount	2,664,484	$2,532,472	2,631,537	$2,504,538
Net unamortized fair market value discount	(134)		(136)
Total unamortized deferred financing fees and debt issuance costs	(8,222)		(7,355)
Total carrying value	$2,656,128		$2,624,046

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

During the three months ended March 31, 2024, the Company entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027, and were designated as cash flow hedges.

As of March 31, 2024, the Company had 21 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of March 31, 2024 and December 31, 2023.

Balance Sheet Line Item (in thousands)	Notional Amount March 31, 2024	Fair Value March 31, 2024	Notional Amount December 31, 2023	Fair Value December 31, 2023
Interest rate swaps-gross asset	$1,025,000	$57,532	$1,200,000	$50,418
Interest rate swaps-gross liability	$200,000	$(47)	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $31.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2024	2023
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$16,405	$(8,542)
Income reclassified from accumulated other comprehensive income into income as interest expense	$9,329	$7,470
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$25,421	$22,612

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2024, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. There were no financial instruments in a liability position at December 31, 2023.

		Fair Value Measurements as of March 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$57,532	$—	$57,532	$—
Interest rate swaps-gross liability	$(47)	$—	$(47)	$—

		Fair Value Measurements as of December 31, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$50,418	$—	$50,418	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of March 31, 2024.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$615,613

On January 9, 2024, the Company sold 567,112 shares on a forward basis under the ATM common stock offering program at a sale price of $38.8818 per share (an aggregate of approximately $22.1 million gross sale price), or $38.5058 per share net of commissions. The Company did not receive any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of January 9, 2025, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

Subsequent to March 31, 2024, on April 1, 2024, the Company sold 227,146 shares on a forward basis under the ATM common stock offering program at a sale price of $39.1020 per share (an aggregate of approximately $8.9 million gross sale price), or $38.6621 per share net of commissions. The Company did not receive any proceeds from the sale of such shares on a forward basis. The Company expects to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of March 31, 2025, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 8, 2024 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2025, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the three months ended March 31, 2024.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	144,032	$35.73
Granted	41,911	$38.92
Vested(1)	(59,232)	$34.51
Forfeited	(192)	$38.03
Balance at March 31, 2024	126,519	$37.35
(1)The Company repurchased and retired 21,151 restricted shares of common stock that vested during the three months ended March 31, 2024.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2024 was approximately $4.0 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2024	2023
Vested restricted shares of common stock	59,232	68,625
Fair value of vested restricted shares of common stock (in thousands)	$2,325	$2,217

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the three months ended March 31, 2024.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2023	2,361,920	1,467,718	3,829,638	2.1%
Granted/Issued	381,517	—	381,517	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(314,982)	314,982	—	N/A
Redemptions from Other Common Units to common stock	—	(314,982)	(314,982)	N/A
Balance at March 31, 2024	2,428,455	1,467,718	3,896,173	2.1%

LTIP Units

The Company granted LTIP units under the 2011 Plan on January 8, 2024 to non-employee, independent directors, which will vest on January 1, 2025, subject to the recipient’s continued service. The Company granted LTIP units under the 2011 Plan on January 8, 2024 to certain executive officers and senior employees of the Company, which will vest in equal installments on a quarterly basis over four years, with the first vesting date having been March 31, 2024, subject to the recipient’s continued employment. Refer to Note 8 for a discussion of the LTIP units granted on January 8, 2024 pursuant to the 2021 performance units.

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2024 (excluding the LTIP units granted pursuant to the 2021 performance units discussed in Note 8).

LTIP Units	Assumptions
Grant date	January 8, 2024
Expected term (years)	10
Expected stock price volatility	25.0%
Expected dividend yield	4.0%
Risk-free interest rate	4.11%
Fair value of LTIP units at issuance (in thousands)	$4,597
LTIP units at issuance	124,235
Fair value unit price per LTIP unit at issuance	$37.00

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

The following table summarizes activity related to the Company’s unvested LTIP units during the three months ended March 31, 2024.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	176,926	$34.25
Granted	381,517	$37.00
Vested	(301,269)	$36.49
Forfeited	—	$—
Balance at March 31, 2024	257,174	$35.71

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2024 was approximately $7.0 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Vested LTIP units	2024	2023
Vested LTIP units	301,269	212,230
Fair value of vested LTIP units (in thousands)	$11,620	$7,023

8. Equity Incentive Plan

On January 8, 2024, the compensation committee of the board of directors approved and the Company granted performance units under the 2011 Plan to the executive officers and certain key employees of the Company. The terms of the performance units granted on January 8, 2024 are substantially the same as the terms of the performance units granted in January 2023, except that the measuring period commenced on January 1, 2024 and ends on December 31, 2026.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2024.

Performance Units
Grant date	January 8, 2024
Expected stock price volatility	24.5%
Expected dividend yield	4.0%
Risk-free interest rate	4.113%
Fair value of performance units grant (in thousands)	$6,502

The expected stock price volatility is based on a mix of the historical and implied volatilities of the Company and certain peer group companies. The expected dividend yield is based on the Company’s average historical dividend yield and the dividend yield as of the valuation date for each award. The risk-free interest rate is based on U.S. Treasury note yields matching the three-year performance period.

On December 31, 2023, the measuring period for the 2021 performance units concluded, and it was determined that the Company’s TSR exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2021 performance units at the conclusion of the applicable measuring period during the three months ended March 31, 2024.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2021 Performance Units
Measuring period conclusion date	December 31, 2023
Issuance date	January 8, 2024
Vested LTIP units	257,282
Vested shares of common stock	49,106
Shares of common stock repurchased and retired	4,716

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2024 was approximately $10.3 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2024	2023
Restricted shares of common stock	$475	$509
LTIP units	899	1,328
Performance units	1,357	1,119
Director compensation(1)	177	136
Total non-cash compensation expense	$2,908	$3,092
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2024 and 2023. The number of shares of common stock granted was calculated based on the trailing 10 day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Rental Income (in thousands)	2024	2023
Fixed lease payments	$142,111	$131,086
Variable lease payments	42,189	36,946
Straight-line rental income	2,805	5,112
Net increase to rental income related to above and below market lease amortization	297	124
Total rental income	$187,402	$173,268

As of March 31, 2024 and December 31, 2023, the Company had accrued rental income of approximately $108.6 million and $105.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, the Company’s total liability associated with lease security deposits was approximately $21.6 million and $21.8 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2024.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2024	$427,444
2025	$535,712
2026	$457,187
2027	$370,622
2028	$304,030
Thereafter	$736,396

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 2.1 years to 46.5 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Operating Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	31.7	31.6
Weighted average discount rate	6.8%	6.8%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2024	2023
Operating lease cost included in property expense attributable to ground leases	$616	$618
Operating lease cost included in general and administrative expense attributable to corporate office leases	430	437
Total operating lease cost	$1,046	$1,055

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Operating Leases (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$989	$970

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of March 31, 2024.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2024	$2,986
2025	4,022
2026	3,014
2027	2,023
2028	2,064
Thereafter	79,898
Total lease payments	94,007
Less: Imputed interest	(60,874)
Present value of operating lease liabilities	$33,133
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three months ended March 31, 2024 and 2023, there were 123,595 and 139,340 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2024	2023
Numerator
Net income attributable to common stockholders	$36,580	$49,413
Denominator
Weighted average common shares outstanding — basic	181,708	179,196
Effect of dilutive securities(1)
Share-based compensation	281	101
Shares issuable under forward sales agreements	2	—
Weighted average common shares outstanding — diluted	181,991	179,297
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.20	$0.28
Net income per share attributable to common stockholders — diluted	$0.20	$0.28
(1)During the three months ended March 31, 2024 and 2023, there were approximately 124 and 139 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.3 million as of March 31, 2024 related to construction projects and certain other agreements.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
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

“Total annualized base rental revenue” means the contractual monthly base rent as of March 31, 2024 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2024, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by the recent high inflationary, rising interest rate environment, disruption in the banking industry, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, real GDP has increased for six consecutive quarters with the most recent measure showing 3.4% growth in the fourth quarter of 2023. Labor conditions are holding strong with a 3.8% unemployment rate as of March 2024. Going forward, the general consensus among economists is to expect low growth in the United States with a continued historically elevated risk of recession. While the macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed in 2022 and 2023 relative to our historical acquisition pace.

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

Our portfolio continues to have strong occupancy and benefits from geographic diversity throughout the national industrial market. Demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates, while rising, remain low by historical standards in many markets. The supply pipeline remains robust, albeit smaller and more notably concentrated in very large warehouses. Construction starts continue to decline as a result of both moderating demand and volatile capital markets. The weakening global and U.S. economic trends could be a notable headwind and may result in relatively less demand for space and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

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

The following table summarizes the Operating Portfolio leases that commenced during the three months ended March 31, 2024. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended March 31, 2024
New Leases	728,930	$5.37	$5.52	$1.38	7.3%	14.1%	4.0	$0.58
Renewal Leases	3,552,013	$5.72	$6.04	$0.98	36.2%	50.9%	4.4	$0.01
Total/weighted average	4,280,943	$5.66	$5.95	$1.05	30.5%	43.6%	4.3	$0.11
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

Additionally, for the three months ended March 31, 2024, leases related to the Value Add Portfolio and first generation leasing, with a total of 307,841 square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.6% of our total annualized base rental revenue will expire during the period from April 1, 2024 to March 31, 2025, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period April 1, 2024 to March 31, 2025, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2024, plus available space, for each of the ten calendar years beginning with 2024 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	2,642,871	—%	$—	—%
Month-to-month leases(1)	1	141,869	0.1%	1,116	0.2%
Remainder of 2024(2)	40	4,998,842	4.5%	28,017	4.8%
2025	103	13,145,474	11.9%	65,000	11.0%
2026	139	19,727,593	17.9%	105,873	18.0%
2027	123	17,014,998	15.4%	89,082	15.1%
2028	93	11,847,861	10.8%	64,469	11.0%
2029	85	13,893,954	12.6%	70,332	11.9%
2030	41	6,777,999	6.2%	41,035	7.0%
2031	45	8,532,124	7.7%	42,993	7.3%
2032	19	2,800,575	2.5%	19,696	3.3%
2033	15	2,334,347	2.1%	13,604	2.3%
Thereafter	32	9,112,392	8.3%	47,656	8.1%
Total	736	112,970,899	100.0%	$588,873	100.0%
(1)The month-to-month total rentable square footage includes a 40,000 square foot secondary short-term lease occupied by a tenant whose lease count is included in their original long term suite.
(2)Leases previously scheduled to expire in 2024, totaling approximately 10.0 million square feet, have been executed as of March 31, 2024. These leases are excluded from 2024 expirations and are reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2024.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Cincinnati, OH	March 18, 2024	697,500	1	$50,073
Three months ended March 31, 2024		697,500	1	$50,073
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

Top Markets
The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2024.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	6.8%
Greenville, SC	5.4%
Pittsburgh, PA	4.1%
Detroit, MI	4.1%
Columbus, OH	3.6%
Minneapolis, MN	3.6%
South Central, PA	3.3%
Philadelphia, PA	3.2%
Houston, TX	2.5%
El Paso, TX	2.4%
Milwaukee, WI	2.1%
Charlotte, NC	2.1%
Indianapolis, IN	2.1%
Boston, MA	2.0%
Sacramento, CA	1.9%
Cincinnati, OH	1.9%
Cleveland, OH	1.8%
Kansas City, MO	1.7%
Columbia, SC	1.5%
Grand Rapids, MI	1.5%
Total	57.6%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2024.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.5%
Containers & Packaging	8.3%
Automobile Components	7.0%
Machinery	6.0%
Commercial Services & Supplies	5.7%
Trading Companies & Distribution (Industrial Goods)	5.2%
Distributors (Consumer Goods)	4.6%
Building Products	4.0%
Consumer Staples Distribution	3.6%
Broadline Retail	3.6%
Household Durables	3.5%
Media	3.1%
Specialty Retail	2.6%
Ground Transportation	2.5%
Beverages	2.4%
Food Products	2.1%
Chemicals	2.0%
Electronic Equip, Instruments	1.8%
Health Care Equipment & Supplies	1.6%
Textiles, Apparel, Luxury Goods	1.6%
Total	82.7%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2024.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	2.9%
American Tire Distributors, Inc.	7	1.0%
Soho Studio, LLC	1	0.9%
Tempur Sealy International, Inc.	2	0.8%
Hachette Book Group, Inc.	1	0.7%
Kenco Logistic Services, LLC	3	0.7%
Yanfeng International Automotive Technology US II LLC	2	0.7%
WestRock Company	7	0.7%
FedEx Corporation	4	0.7%
Penguin Random House, LLC	1	0.7%
Lippert Component Manufacturing	4	0.7%
DS Smith North America	2	0.7%
GXO Logistics, Inc.	2	0.7%
Carolina Beverage Group	3	0.6%
AFL Telecommunications LLC	2	0.6%
DHL Supply Chain	4	0.6%
Packaging Corp of America	5	0.6%
Iron Mountain Information Management	5	0.6%
Eastern Metal Supply, Inc.	4	0.6%
Berlin Packaging L.L.C.	4	0.6%
Total	69	16.1%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after January 1, 2023. On March 31, 2024, we owned 548 industrial buildings consisting of approximately 108.9 million square feet and representing approximately 96.4% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.3% to 97.8% as of March 31, 2024 compared to 98.1% as of March 31, 2023.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2024 and 2023 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2024 and 2023 with respect to the buildings acquired and sold after January 1, 2023, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023, flex/office buildings, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2024	2023	$	%	2024	2023	2024	2023	2024	2023	$	%
Revenue
Operating revenue
Rental income	$179,390	$169,744	$9,646	5.7%	$3,825	$1,843	$4,187	$1,681	$187,402	$173,268	$14,134	8.2%
Other income	—	128	(128)	(100.0)%	24	21	117	136	141	285	(144)	(50.5)%
Total operating revenue	179,390	169,872	9,518	5.6%	3,849	1,864	4,304	1,817	187,543	173,553	13,990	8.1%
Expenses
Property	37,810	35,044	2,766	7.9%	516	590	745	247	39,071	35,881	3,190	8.9%
Net operating income(1)	$141,580	$134,828	$6,752	5.0%	$3,333	$1,274	$3,559	$1,570	148,472	137,672	10,800	7.8%
Other expenses
General and administrative									12,952	12,676	276	2.2%
Depreciation and amortization									71,427	68,944	2,483	3.6%
Other expenses									563	2,979	(2,416)	(81.1)%
Total other expenses									84,942	84,599	343	0.4%
Total expenses									124,013	120,480	3,533	2.9%
Other income (expense)
Interest and other income									11	19	(8)	(42.1)%
Interest expense									(25,421)	(22,612)	(2,809)	12.4%
Debt extinguishment and modification expenses									(667)	—	(667)	100.0%
Gain on the sales of rental property, net									—	20,128	(20,128)	(100.0)%
Total other income (expense)									(26,077)	(2,465)	(23,612)	957.9%
Net income									$37,453	$50,608	$(13,155)	(26.0)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $13.2 million, or 26.0%, to approximately $37.5 million for the three months ended March 31, 2024 compared to approximately $50.6 million for the three months ended March 31, 2023.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $9.6 million, or 5.7%, to approximately $179.4 million for the three months ended March 31, 2024 compared to approximately $169.7 million for the three months ended March 31, 2023.

Same store lease income increased by approximately $5.3 million, or 3.8%, to approximately $143.2 million for the three months ended March 31, 2024 compared to approximately $137.9 million for the three months ended March 31, 2023. The increase was primarily due the execution of new leases and lease renewals with existing tenants of approximately $7.9 million. This increase was partially offset by the reduction of base rent of approximately $1.3 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.2 million. Additionally, there was a decrease in same store lease income of approximately $1.1 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. For those that are not probable of collection, we convert to the cash basis of accounting. Subsequent to March 31, 2023, management determined two tenants should be converted from the accrual basis of accounting to the cash basis of accounting, which accounts for approximately $0.8 million of the decrease during the three months March 31, 2024 as compared to the three months ended March 31, 2023. Additionally, management converted one tenant from the cash basis of accounting back to the accrual basis of accounting during the three months ended March 31, 2023, for which approximately $0.3 million of straight-line accrued rental balance was reinstated.

Same store other billings increased by approximately $4.3 million, or 13.5%, to approximately $36.1 million for the three months ended March 31, 2024 compared to approximately $31.8 million for the three months ended March 31, 2023. The increase in other billings was primarily attributable to an increase of approximately $3.9 million of expense reimbursements (excluding real estate tax reimbursements) due to an increase in the corresponding expenses and the occupancy of previously vacant buildings. Additionally, the increase was also attributable to an increase in real estate tax reimbursements of approximately $0.4 million due to changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxes directly to the taxing authorities or the building was previously been vacant.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.
Total same store property operating expenses increased by approximately $2.8 million, or 7.9%, to approximately $37.8 million for the three months ended March 31, 2024 compared to approximately $35.0 million for the three months ended March 31, 2023. This increase was due to increases in snow removal, insurance, repairs and maintenance, real estate tax, and other expenses of approximately $0.9 million, $0.6 million, $0.5 million, $0.4 million, and $0.4 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2023, we acquired 12 buildings consisting of approximately 2.1 million square feet (excluding five buildings that were included in the Value Add Portfolio at March 31, 2024 or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023), and sold 10 buildings consisting of approximately 2.0 million square feet. For the three months ended March 31, 2024 and 2023, the buildings acquired after January 1, 2023 contributed approximately $3.3 million and $— to NOI, respectively. For the three months ended March 31, 2024 and March 31, 2023, the buildings sold after January 1, 2023 contributed approximately $— and $1.3 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Other assets include our flex/office buildings, Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $2.9 million and $0.7 million to NOI for the three months ended March 31, 2024 and 2023, respectively. Additionally, there was approximately $0.7 million and $0.9 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2024 and 2023, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $0.3 million, or 0.4%, to approximately $84.9 million for the three months ended March 31, 2024 compared to approximately $84.6 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $2.5 million due to an increase in the depreciable asset base from net acquisitions after March 31, 2023, as well as an increase in general and administrative expenses of approximately $0.3 million primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in other expenses of approximately $2.4 million, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract during the three months ended March 31, 2023 that did not recur during the three months ended March 31, 2024.

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

Total other expense increased approximately $23.6 million, or 957.9%, to approximately $26.1 million for the three months ended March 31, 2024 compared to approximately $2.5 million for the three months ended March 31, 2023. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $20.1 million, as there were no sales of rental property during the three months ended March 31, 2024. This increase was also attributable to an increase in interest expense of approximately $2.8 million which was primarily attributable to a higher average credit facility balance and an increase in one-month Term Secured Overnight Financing Rate (“Term SOFR”) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was also attributable to an increase in debt extinguishment and modification expenses of approximately $0.7 million related to the unsecured term loan amendment, as discussed in Note 4 of the accompany Notes to Consolidated Financial Statements.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2024	2023
Net income	$37,453	$50,608
Rental property depreciation and amortization	71,368	68,889
Gain on the sales of rental property, net	—	(20,128)
FFO	108,821	99,369
Amount allocated to restricted shares of common stock and unvested units	(146)	(147)
FFO attributable to common stockholders and unit holders	$108,675	$99,222

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2024	2023
Net income	$37,453	$50,608
General and administrative	12,952	12,676
Depreciation and amortization	71,427	68,944
Interest and other income	(11)	(19)
Interest expense	25,421	22,612
Debt extinguishment and modification expenses	667	—
Other expenses	563	2,979
Gain on the sales of rental property, net	—	(20,128)
Net operating income	$148,472	$137,672

Cash Flows

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table summarizes our cash flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2024	2023	$	%
Net cash provided by operating activities	$105,162	$86,421	$18,741	21.7%
Net cash provided by (used in) investing activities	$(76,260)	$9,833	$(86,093)	(875.6)%
Net cash used in financing activities	$37,680	$104,870	$(67,190)	(64.1)%

Net cash provided by operating activities increased approximately $18.7 million to approximately $105.2 million for the three months ended March 31, 2024 compared to approximately $86.4 million for the three months ended March 31, 2023. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after March 31, 2023, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after March 31, 2023 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash provided by (used in) investing activities decreased approximately $86.1 million to approximately $76.3 million net cash used in investing activities for the three months ended March 31, 2024 compared to approximately $9.8 million net cash provided by investing activities for the three months ended March 31, 2023. The decrease to a net cash used in investing activities was primarily attributable to the acquisition of one building for a total cash consideration of approximately $49.3 million during the three months ended March 31, 2024, whereas there were no acquisitions for the three months ended March 31, 2023. This decrease was also attributable to a decrease in proceeds from sales of rental property, net of approximately $36.3 million during the three months ended March 31, 2024, as there were no dispositions of rental property during the three months ended March 31, 2024.

Net cash used in financing activities decreased approximately $67.2 million to approximately $37.7 million for the three months ended March 31, 2024 compared to approximately $104.9 million for the three months ended March 31, 2023. This decrease was primarily attributable to the redemption of $100.0 million of unsecured notes on January 5, 2023 that did not occur during the three months ended March 31, 2024. This decrease was partially offset by a decrease in net borrowings of approximately $27.0 million under our unsecured credit facility and an increase of approximately $4.8 million in dividends and distributions paid during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

As of March 31, 2024, we had total immediate liquidity of approximately $574.1 million, comprised of $12.4 million of cash and cash equivalents and $561.7 million of immediate availability on our unsecured credit facility. When incorporating our total immediate liquidity of $574.1 million and approximately $41.4 million and $21.8 million of forward sale proceeds available to us under our ATM common stock offering program through December 14, 2024 and January 9, 2025, respectively, our total liquidity was approximately $637.3 million as of March 31, 2024.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2024.

Indebtedness (dollars in thousands)	March 31, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$435,000	Term SOFR + 0.855%	October 23, 2026	i
Total unsecured credit facility	435,000

Unsecured term loans:
Unsecured Term Loan G	300,000	1.78%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.14%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.33%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.49%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	2.94%	March 23, 2029	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(4,163)
Total carrying value unsecured term loans, net	1,020,837

Unsecured notes:
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Total unsecured notes	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(4,059)
Total carrying value unsecured notes, net	1,195,941

Mortgage notes (secured debt):
United of Omaha Life Insurance Company	4,484	3.71%	October 1, 2039	ii
Total mortgage notes	4,484
Net unamortized fair market value discount	(134)
Total carrying value mortgage notes, net	4,350
Total / weighted average interest rate(6)	$2,656,128	3.79%
(1)Interest rate as of March 31, 2024. At March 31, 2024, the one-month Term SOFR was 5.32874%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%, less a sustainability-related interest rate adjustment of 0.02%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%, less a sustainability-related interest rate adjustment of 0.02%. As of March 31, 2024, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR will be swapped to a fixed rate of 3.98%.
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
(5)The initial maturity date is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by us in our discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of March 31, 2024 was approximately $561.7 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On March 25, 2024, we entered into a second amended and restated term loan agreement for the Unsecured Term Loan F to (i) extend the maturity date to March 25, 2027, with two one-year extension options, subject to certain conditions, that would extend the maturity date to March 23, 2029 if both exercised, and (ii) provide that borrowings under the Unsecured Term Loan F will, at our election, bear interest based on a Base Rate, Adjusted Term SOFR, or Adjusted Daily Simple SOFR (each as defined in the loan agreement), which interest rate will be increased by 0.10% for any SOFR Loan (as defined in the loan agreement), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the loan agreement), less a sustainability-related adjustment. As of March 25, 2024, the Unsecured Term Loan F had a stated annual interest rate equal to the one-month Term SOFR, which includes an adjustment of 0.10%, plus a spread of 0.85%, less a sustainability-related adjustment of 0.02%. Other than the maturity and interest rate provisions described above, the material terms remain unchanged.

On March 13, 2024, we entered into a note purchase agreement (the “March 2024 NPA”) for the private placement by the Operating Partnership of $175.0 million senior unsecured notes maturing May 28, 2029, with a fixed annual interest rate of 6.05%, $125.0 million senior unsecured notes maturing May 28, 2031, with a fixed annual interest rate of 6.17%, and $150.0 million senior unsecured notes maturing May 28, 2034, with a fixed annual interest rate of 6.30%. The March 2024 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility and other unsecured notes, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes. We may issue the notes under the March 2024 NPA on or prior to May 28, 2024, and as of March 31, 2024, the notes had not been issued.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2024, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of March 31, 2024.

Debt Capital Structure	March 31, 2024
Total principal outstanding (in thousands)	$2,664,484
Weighted average duration (years)	4.3
% Secured debt	0.2%
% Debt maturing next 12 months	5.6%
Net Debt to Real Estate Cost Basis(1)	36.5%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of March 31, 2024. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$615,613

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

Subsequent to March 31, 2024, on April 1, 2024, we sold 227,146 shares on a forward basis under the ATM common stock offering program at a sale price of $39.1020 per share (an aggregate of approximately $8.9 million gross sale price), or $38.6621 per share net of commissions. We did not receive any proceeds from the sale of such shares on a forward basis. We expect to fully physically settle the applicable forward sale agreement on one or more dates prior to the scheduled maturity date of March 31, 2025, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreement at any time through the scheduled maturity date.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2024, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2024, we had 17 interest rate swaps outstanding that were in an asset position of approximately $57.5 million. As of March 31, 2024, the fair value of four interest rate swaps were in a liability position of approximately $0.1 million, including any adjustment for nonperformance risk related to these agreements.

During the three months ended March 31, 2024, we entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027.

As of March 31, 2024, we had approximately $1,460.0 million of variable rate debt. As of March 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2024, we had letters of credit related to development projects and certain other agreements of approximately $3.3 million. As of March 31, 2024, we had no other material off-balance sheet arrangements.

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

As of March 31, 2024, we had $1,460.0 million of variable rate debt outstanding. As of March 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $435.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $435.0 million on our unsecured credit facility for the three months ended March 31, 2024, our interest expense would have increased by approximately $1.1 million for the three months ended March 31, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2024, the Operating Partnership issued 314,982 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2024, we issued 314,982 shares of common stock upon redemption of 314,982 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended March 31, 2024, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	25,867	$39.21	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—
Total/weighted average	25,867	$39.21	—	$—
(1) Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1
Series L Unsecured Notes, Series M Unsecured Notes, Series N Unsecured Notes: Note Purchase Agreement, dated as of March 13, 2024 (incorporated by reference to the Current Report on Form 8-K filed with SEC on March 18, 2024)

10.2	Unsecured Term Loan F: Second Amended and Restated Term Loan Agreement, dated as of March 25, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 28, 2024)
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: April 30, 2024	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)