Form 10-Q
period 2024-06-30
STAG Industrial, Inc.
filed 2024-07-30
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of common stock outstanding at July 29, 2024 was 182,110,351.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Rental Property:
Land	$716,613	$698,633
Buildings and improvements, net of accumulated depreciation of $998,633 and $921,846, respectively	4,982,291	4,838,522
Deferred leasing intangibles, net of accumulated amortization of $364,564 and $360,094, respectively	421,560	435,722
Total rental property, net	6,120,464	5,972,877
Cash and cash equivalents	33,273	20,741
Restricted cash	1,247	1,127
Tenant accounts receivable	125,172	128,274
Prepaid expenses and other assets	80,855	80,455
Interest rate swaps	54,510	50,418
Operating lease right-of-use assets	28,598	29,566
Total assets	$6,444,119	$6,283,458
Liabilities and Equity
Liabilities:
Unsecured credit facility	$127,000	$402,000
Unsecured term loans, net	1,021,175	1,021,773
Unsecured notes, net	1,643,538	1,195,872
Mortgage notes, net	4,299	4,401
Accounts payable, accrued expenses and other liabilities	98,828	83,152
Tenant prepaid rent and security deposits	44,876	44,238
Dividends and distributions payable	22,936	22,726
Deferred leasing intangibles, net of accumulated amortization of $26,796 and $26,613, respectively	33,454	29,908
Operating lease liabilities	32,683	33,577
Total liabilities	3,028,789	2,837,647
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2024 and December 31, 2023, 182,105,303 and 181,690,867 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,821	1,817
Additional paid-in capital	4,276,498	4,272,376
Cumulative dividends in excess of earnings	(987,218)	(948,720)
Accumulated other comprehensive income	53,228	49,207
Total stockholders’ equity	3,344,329	3,374,680
Noncontrolling interest	71,001	71,131
Total equity	3,415,330	3,445,811
Total liabilities and equity	$6,444,119	$6,283,458

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Rental income	$186,467	$171,439	$373,869	$344,707
Other income	3,310	255	3,451	540
Total revenue	189,777	171,694	377,320	345,247
Expenses
Property	37,478	32,675	76,549	68,556
General and administrative	11,828	12,060	24,780	24,736
Depreciation and amortization	75,280	68,494	146,707	137,438
Loss on impairment	4,967	—	4,967	—
Other expenses	595	357	1,158	3,336
Total expenses	130,148	113,586	254,161	234,066
Other income (expense)
Interest and other income	14	17	25	36
Interest expense	(27,372)	(22,860)	(52,793)	(45,472)
Debt extinguishment and modification expenses	—	—	(667)	—
Gain on involuntary conversion	5,717	—	5,717	—
Gain on the sales of rental property, net	23,086	17,532	23,086	37,660
Total other income (expense)	1,445	(5,311)	(24,632)	(7,776)
Net income	$61,074	$52,797	$98,527	$103,405
Less: income attributable to noncontrolling interest	1,291	1,191	2,117	2,333
Net income attributable to STAG Industrial, Inc.	$59,783	$51,606	$96,410	$101,072
Less: amount allocated to participating securities	46	53	93	106
Net income attributable to common stockholders	$59,737	$51,553	$96,317	$100,966
Weighted average common shares outstanding — basic	181,961	179,413	181,834	179,305
Weighted average common shares outstanding — diluted	182,185	179,738	182,088	179,518
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.33	$0.29	$0.53	$0.56
Net income per share attributable to common stockholders — diluted	$0.33	$0.29	$0.53	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$61,074	$52,797	$98,527	$103,405
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(2,967)	15,821	4,109	(191)
Other comprehensive income (loss)	(2,967)	15,821	4,109	(191)
Comprehensive income	58,107	68,618	102,636	103,214
Income attributable to noncontrolling interest	(1,291)	(1,191)	(2,117)	(2,333)
Other comprehensive (income) loss attributable to noncontrolling interest	68	(357)	(88)	4
Comprehensive income attributable to STAG Industrial, Inc.	$56,884	$67,070	$100,431	$100,885

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest - Unit Holders in Operating Partnership	Total Equity
		Shares	Amount
Three months ended June 30, 2024
Balance, March 31, 2024	$—	182,074,776	$1,821	$4,273,183	$(979,629)	$56,127	$3,351,502	$71,718	$3,423,220
Proceeds from sales of common stock, net	—	—	—	(89)	—	—	(89)	—	(89)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(67,372)	—	(67,372)	(1,543)	(68,915)
Non-cash compensation activity, net	—	527	—	2,085	—	—	2,085	922	3,007
Redemption of common units to common stock	—	30,000	—	552	—	—	552	(552)	—
Rebalancing of noncontrolling interest	—	—	—	767	—	—	767	(767)	—
Other comprehensive loss	—	—	—	—	—	(2,899)	(2,899)	(68)	(2,967)
Net income	—	—	—	—	59,783	—	59,783	1,291	61,074
Balance, June 30, 2024	$—	182,105,303	$1,821	$4,276,498	$(987,218)	$53,228	$3,344,329	$71,001	$3,415,330
Three months ended June 30, 2023
Balance, March 31, 2023	$—	179,372,871	$1,794	$4,188,960	$(892,676)	$54,849	$3,352,927	$77,893	$3,430,820
Proceeds from sales of common stock, net	—	249,016	3	8,644	—	—	8,647	—	8,647
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(65,991)	—	(65,991)	(1,564)	(67,555)
Non-cash compensation activity, net	—	3,884	—	1,896	—	—	1,896	1,433	3,329
Redemption of common units to common stock	—	35,000	—	654	—	—	654	(654)	—
Rebalancing of noncontrolling interest	—	—	—	1,397	—	—	1,397	(1,397)	—
Other comprehensive income	—	—	—	—	—	15,464	15,464	357	15,821
Net income	—	—	—	—	51,606	—	51,606	1,191	52,797
Balance, June 30, 2023	$—	179,660,771	$1,797	$4,201,551	$(907,061)	$70,313	$3,366,600	$77,259	$3,443,859

Six months ended June 30, 2024
Balance, December 31, 2023	$—	$181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$3,445,811
Proceeds from sales of common stock, net	—	—	—	(259)	—	—	(259)	—	(259)
Dividends and distributions, net ($0.74 per share/unit)	—	—	—	—	(134,674)	—	(134,674)	(3,113)	(137,787)
Non-cash compensation activity, net	—	69,454	1	(407)	(234)	—	(640)	5,569	4,929
Redemption of common units to common stock	—	344,982	3	6,402	—	—	6,405	(6,405)	—
Rebalancing of noncontrolling interest	—	—	—	(1,614)	—	—	(1,614)	1,614	—
Other comprehensive income	—	—	—	—	—	4,021	4,021	88	4,109
Net income	—	—	—	—	96,410	—	96,410	2,117	98,527
Balance, June 30, 2024	$—	182,105,303	$1,821	$4,276,498	$(987,218)	$53,228	$3,344,329	$71,001	$3,415,330
Six months ended June 30, 2023
Balance, December 31, 2022	$—	179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	$3,384,824	$73,357	$3,458,181
Proceeds from sales of common stock, net	—	249,016	3	8,492	—	—	8,495	—	8,495
Dividends and distributions, net ($0.74 per share/unit)	—	—	—	—	(131,905)	—	(131,905)	252	(131,653)
Non-cash compensation activity, net	—	83,941	1	(1,935)	(83)	—	(2,017)	7,639	5,622
Redemption of common units to common stock	—	78,834	1	1,482	—	—	1,483	(1,483)	—
Rebalancing of noncontrolling interest	—	—	—	4,835	—	—	4,835	(4,835)	—
Other comprehensive loss	—	—	—	—	—	(187)	(187)	(4)	(191)
Net income	—	—	—	—	101,072	—	101,072	2,333	103,405
Balance, June 30, 2023	$—	179,660,771	$1,797	$4,201,551	$(907,061)	$70,313	$3,366,600	$77,259	$3,443,859
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$98,527	$103,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,707	137,438
Loss on impairment	4,967	—
Gain on involuntary conversion	(5,717)	—
Non-cash portion of interest expense	2,036	1,948
Amortization of above and below market leases, net	532	(192)
Straight-line rent adjustments, net	(7,531)	(9,466)
Gain on the sales of rental property, net	(23,086)	(37,660)
Non-cash compensation expense	5,871	6,404
Change in assets and liabilities:
Tenant accounts receivable	9,232	10,719
Prepaid expenses and other assets	(11,732)	(13,081)
Accounts payable, accrued expenses and other liabilities	6,953	(6,288)
Tenant prepaid rent and security deposits	638	2,996
Total adjustments	128,870	92,818
Net cash provided by operating activities	227,397	196,223
Cash flows from investing activities:
Additions of land and buildings and improvements	(41,857)	(55,382)
Acquisitions of land and buildings and improvements	(250,202)	(37,425)
Acquisitions of other assets	(196)	—
Acquisitions of tenant prepaid rent	—	511
Proceeds from sales of rental property, net	75,706	69,320
Acquisition deposits, net	(400)	1,120
Acquisitions of deferred leasing intangibles	(30,662)	(3,750)
Net cash used in investing activities	(247,611)	(25,606)
Cash flows from financing activities:
Proceeds from unsecured credit facility	630,000	337,000
Repayment of unsecured credit facility	(905,000)	(296,000)
Proceeds from unsecured notes	450,000	—
Repayment of unsecured notes	—	(100,000)
Repayment of mortgage notes	(107)	(172)
Payment of loan fees and costs	(3,197)	—
Proceeds from sales of common stock, net	(244)	8,532
Dividends and distributions	(137,572)	(131,420)
Repurchase and retirement of share-based compensation	(1,014)	(812)
Net cash provided by (used in) financing activities	32,866	(182,872)
Increase (decrease) in cash and cash equivalents and restricted cash	12,652	(12,255)
Cash and cash equivalents and restricted cash—beginning of period	21,868	26,789
Cash and cash equivalents and restricted cash—end of period	$34,520	$14,534
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $1,259 and $1,000 for 2024 and 2023, respectively	$49,130	$44,842
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(2,456)	$—
Acquisitions of deferred leasing intangibles	$(357)	$—
Additions to building and other capital improvements from involuntary conversion	$(8,685)	$—
Investing other receivables due to involuntary conversion of building	$2,968	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(6,499)	$(3,018)
Additions to building and other capital improvements from non-cash compensation	$(80)	$(26)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(849)	$(37)
Dividends and distributions accrued	$22,936	$22,515
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2024 and December 31, 2023, the Company owned 97.9% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2024, the Company owned 573 industrial buildings in 41 states with approximately 114.1 million rentable square feet.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$33,273	$20,741
Restricted cash	1,247	1,127
Total cash and cash equivalents and restricted cash	$34,520	$21,868

Uncertain Tax Positions

As of June 30, 2024 and December 31, 2023, there were no liabilities for uncertain tax positions.

Concentrations of Credit Risk

Management believes the current credit risk of the Company’s portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.

3. Rental Property

The following table summarizes the components of rental property, net as of June 30, 2024 and December 31, 2023.

Rental Property (in thousands)	June 30, 2024	December 31, 2023
Land	$716,613	$698,633
Buildings, net of accumulated depreciation of $677,979 and $622,941, respectively	4,438,474	4,330,799
Tenant improvements, net of accumulated depreciation of $38,127 and $36,920, respectively	41,210	39,145
Building and land improvements, net of accumulated depreciation of $282,527 and $261,985, respectively	365,204	369,724
Construction in progress	137,403	98,854
Deferred leasing intangibles, net of accumulated amortization of $364,564 and $360,094, respectively	421,560	435,722
Total rental property, net	$6,120,464	$5,972,877

Acquisitions

The following table summarizes the Company’s acquisitions during the three and six months ended June 30, 2024. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Cincinnati, OH	March 18, 2024	697,500	1	$50,073
Three months ended March 31, 2024		697,500	1	50,073
Milwaukee, WI	April 8, 2024	150,002	1	16,062
Portland, OR	April 15, 2024	99,136	1	17,058
Louisville, IN	April 16, 2024	592,800	1	52,352
Portland, OR(2)	June 6, 2024	—	—	8,178
El Paso, TX	June 10, 2024	254,103	1	32,182
Chicago, IL	June 24, 2024	947,436	5	87,560
Columbus, OH	June 26, 2024	150,207	1	20,408
Three Months ended June 30, 2024		2,193,684	10	233,800
Six months ended June 30, 2024		2,891,184	11	$283,873
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2024 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Six Months Ended June 30, 2024
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$25,628	N/A
Buildings	211,995	N/A
Tenant improvements	2,997	N/A
Building and land improvements	10,255	N/A
Construction in progress	1,783	N/A
Other assets	196	N/A
Deferred leasing intangibles - In-place leases	23,919	5.3
Deferred leasing intangibles - Tenant relationships	14,934	9.2
Deferred leasing intangibles - Above market leases	51	1.7
Deferred leasing intangibles - Below market leases	(7,885)	6.1
Total purchase price	$283,873

Dispositions

The following table summarizes the Company’s dispositions during the six months ended June 30, 2024. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Six months ended June 30, 2024
Number of buildings	7
Building square feet (in millions)	1.1
Proceeds from sales of rental property, net	$75,706
Net book value	$52,620
Gain on the sales of rental property, net(1)	$23,086
(1) Inclusive of a loss on the sale of rental property, net, of approximately $2.0 million.

The following table summarizes the results of operations for the three and six months ended June 30, 2024 and 2023 for the buildings sold during the six months ended June 30, 2024, which are included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended June 30,		Six months ended June 30,
Sales of rental property, net (dollars in thousands)	2024	2023	2024	2023
Sold buildings contribution to net income (loss)(1)	$(93)	$1,111	$319	$1,664
(1) Exclusive of gain on the sales of rental property, net.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the three and six months ended June 30, 2024. The Company did not recognize a loss on impairment during the three and six months ended June 30, 2023.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation Technique Utilized to Estimate Fair Value		Fair Value(3)	Loss on Impairment
					(in thousands)
Salt Lake City, UT	1	Change in estimated hold period	Discounted cash flows	(4)	$21,827	$4,967
Three and six months ended June 30, 2024						$4,967
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
(4)Level 3 inputs used to determine fair value for the property impaired: discount rate of 9.3% and exit capitalization rate of 6.3%.

Involuntary Conversion

During the six months ended June 30, 2024, the approximately $3.0 million receivable at December 31, 2023 from the insurance coverage related to the involuntary conversion event that occurred in December 2023 was relieved and exchanged for improvements made to the building and included as non-cash investing activity on the accompanying Consolidated Statements of Cash Flows. During the three and six months ended June 30, 2024, the Company recognized a gain on involuntary conversion of approximately $5.7 million.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$76,670	$(37,203)	$39,467	$79,946	$(35,698)	$44,248
Other intangible lease assets	709,454	(327,361)	382,093	715,870	(324,396)	391,474
Total deferred leasing intangible assets	$786,124	$(364,564)	$421,560	$795,816	$(360,094)	$435,722

Below market leases	$60,250	$(26,796)	$33,454	$56,521	$(26,613)	$29,908
Total deferred leasing intangible liabilities	$60,250	$(26,796)	$33,454	$56,521	$(26,613)	$29,908

The following table summarizes the net increase to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2024	2023	2024	2023
Net increase (decrease) to rental income related to above and below market lease amortization	$(840)	$57	$(543)	$181
Amortization expense related to other intangible lease assets	$25,142	$21,858	$47,216	$44,303

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes as of June 30, 2024 and December 31, 2023.

Indebtedness (dollars in thousands)	June 30, 2024	December 31, 2023	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$127,000	$402,000	Term SOFR + 0.875%	October 23, 2026	i
Total unsecured credit facility	127,000	402,000

Unsecured term loans:
Unsecured Term Loan G	300,000	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	2.96%	March 23, 2029	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,825)	(3,227)
Total carrying value unsecured term loans, net	1,021,175	1,021,773

Unsecured notes:
Series A Unsecured Notes	50,000	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	—	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	—	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	—	6.30%	May 28, 2034	ii
Total unsecured notes	1,650,000	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(6,462)	(4,128)
Total carrying value unsecured notes, net	1,643,538	1,195,872

Mortgage notes (secured debt):
United of Omaha Life Insurance Company	4,430	4,537	3.71%	October 1, 2039	ii
Total mortgage notes	4,430	4,537
Net unamortized fair market value discount	(131)	(136)
Total carrying value mortgage notes, net	4,299	4,401
Total / weighted average interest rate(6)	$2,796,012	$2,624,046	3.92%
(1)Interest rate as of June 30, 2024. At June 30, 2024, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 5.33717%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of June 30, 2024, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR will be swapped to a fixed rate of 3.98%.
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $2.4 million and $3.3 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The initial maturity date is October 24, 2025, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
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

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2024 was approximately $869.6 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $16.0 million and $14.6 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2024	2023	2024	2023
Amortization of deferred financing fees and debt issuance costs and fair market value discounts	$1,052	$972	$2,036	$1,948
Facility, unused, and other fees	$439	$437	$878	$872

Debt Activity

On June 29, 2024, the sustainability-related interest rate reduction of 0.02% on the Company’s unsecured credit facility and each of the unsecured term loans ended in accordance with the respective loan agreements.

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

The initial maturity date is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee equal to 0.125% of the outstanding amount on the effective day of each extension period. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. Upon execution of the amended loan agreement for the Unsecured Term Loan F, the Company intended to exercise both extension options. In connection with the amended loan agreement, the Company incurred approximately $1.2 million in costs which are being deferred, including approximately $0.5 million of accrued extension fees, and are being amortized through the extended maturity date of March 23, 2029. The Company also incurred approximately $0.7 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations.

On March 13, 2024, the Company entered into a note purchase agreement (the “March 2024 NPA”) for the private placement by the Operating Partnership of $175.0 million senior unsecured notes maturing May 28, 2029, with a fixed annual interest rate of 6.05%, $125.0 million senior unsecured notes maturing May 28, 2031, with a fixed annual interest rate of 6.17%, and $150.0 million senior unsecured notes maturing May 28, 2034, with a fixed annual interest rate of 6.30%. The March 2024 NPA contains a number of financial covenants substantially similar to the financial covenants contained in the Company’s unsecured credit facility and other unsecured notes, plus a financial covenant that requires the Company to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes. On May 28, 2024, the Operating Partnership issued all of the notes under the March 2024 NPA.

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of June 30, 2024 and December 31, 2023 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes. The real estate net book value of the properties that are collateral for the Company’s debt arrangements was approximately $7.4 million and $7.5 million at June 30, 2024 and December 31, 2023, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$127,000	$127,000	$402,000	$402,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,650,000	1,524,610	1,200,000	1,074,003
Mortgage notes	4,430	3,290	4,537	3,535
Total principal amount	2,806,430	$2,679,900	2,631,537	$2,504,538
Net unamortized fair market value discount	(131)		(136)
Total unamortized deferred financing fees and debt issuance costs	(10,287)		(7,355)
Total carrying value	$2,796,012		$2,624,046

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

During the six months ended June 30, 2024, the Company entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98%, effective January 15, 2025 and mature on March 25, 2027 and were designated as cash flow hedges.

As of June 30, 2024, the Company had 21 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of June 30, 2024 and December 31, 2023.

Balance Sheet Line Item (in thousands)	Cuurent Notional Amount June 30, 2024	Fair Value June 30, 2024	Current Notional Amount December 31, 2023	Fair Value December 31, 2023
Interest rate swaps-gross asset	$1,025,000	$54,510	$1,025,000	$50,418

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $30.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to Company’s derivatives in the consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2024	2023	2024	2023
Income recognized in accumulated other comprehensive income on interest rate swaps	$6,351	$24,168	$22,756	$15,626
Income reclassified from accumulated other comprehensive income into income as interest expense	$9,318	$8,347	$18,647	$15,817
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$27,372	$22,860	$52,793	$45,472

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2024, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements as of June 30, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$54,510	$—	$54,510	$—

		Fair Value Measurements as of December 31, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$50,418	$—	$50,418	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the market (“ATM”) common stock offering program as of June 30, 2024.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$606,831

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

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 8, 2024 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2025, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the six months ended June 30, 2024.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	144,032	$35.73
Granted	41,911	$38.92
Vested(1)	(59,232)	$34.51
Forfeited	(4,448)	$38.51
Balance at June 30, 2024	122,263	$37.31
(1)The Company repurchased and retired 21,151 restricted shares of common stock that vested during the six months ended June 30, 2024.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2024 was approximately $3.4 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2024	2023	2024	2023
Vested restricted shares of common stock	—	—	59,232	68,625
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$2,325	$2,217

7. Noncontrolling Interest

The following table summarizes the activity for noncontrolling interest in the Company during the six months ended June 30, 2024.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2023	2,361,920	1,467,718	3,829,638	2.1%
Granted/Issued	381,517	—	381,517	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(344,982)	344,982	—	N/A
Redemptions from Other Common Units to common stock	—	(344,982)	(344,982)	N/A
Balance at June 30, 2024	2,398,455	1,467,718	3,866,173	2.1%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2024 (excluding the LTIP units granted pursuant to the 2021 performance units discussed in Note 8).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the six months ended June 30, 2024.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	176,926	$34.25
Granted	381,517	$37.00
Vested	(318,868)	$36.33
Forfeited	—	$—
Balance at June 30, 2024	239,575	$35.86

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2024 was approximately $6.1 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Vested LTIP units	2024	2023	2024	2023
Vested LTIP units	17,599	23,472	318,868	235,702
Fair value of vested LTIP units (in thousands)	$635	$839	$12,255	$7,862

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

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2024.

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

On December 31, 2023, the measuring period for the 2021 performance units concluded, and it was determined that the Company’s TSR exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2021 performance units at the conclusion of the applicable measuring period during the six months ended June 30, 2024.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2021 Performance Units
Measuring period conclusion date	December 31, 2023
Issuance date	January 8, 2024
Vested LTIP units	257,282
Vested shares of common stock	49,106
Shares of common stock repurchased and retired	4,716

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2024 was approximately $8.9 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2024	2023	2024	2023
Restricted shares of common stock	$457	$516	$932	$1,025
LTIP units	923	1,414	1,822	2,742
Performance units	1,399	1,235	2,756	2,354
Director compensation(1)	174	128	351	264
Total non-cash compensation expense	$2,953	$3,293	$5,861	$6,385
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2024 and 2023. The number of shares of common stock granted was calculated based on the trailing 10 day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2024	2023	2024	2023
Fixed lease payments	$144,278	$133,164	$286,389	$264,250
Variable lease payments	38,218	33,723	80,407	70,669
Straight-line rental income	4,811	4,495	7,616	9,607
Net increase (decrease) to rental income related to above and below market lease amortization	(840)	57	(543)	181
Total rental income	$186,467	$171,439	$373,869	$344,707

As of June 30, 2024 and December 31, 2023, the Company had accrued rental income of approximately $112.0 million and $105.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2024 and December 31, 2023, the Company’s total liability associated with lease security deposits was approximately $22.2 million and $21.8 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2024.

Year	Maturity of Fixed Lease Payments (in thousands)
Remainder of 2024	$294,666
2025	$563,989
2026	$487,155
2027	$399,884
2028	$328,734
Thereafter	$788,004

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 1.8 years to 46.2 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

Operating Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	31.9	31.6
Weighted average discount rate	6.8%	6.8%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2024	2023	2024	2023
Operating lease cost included in property expense attributable to ground leases	$616	$618	$1,232	$1,236
Operating lease cost included in general and administrative expense attributable to corporate office leases	431	434	861	871
Total operating lease cost	$1,047	$1,052	$2,093	$2,107

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
Operating Leases (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,978	$1,933
Right-of-use assets obtained in exchange for new lease liabilities	$—	$141

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of June 30, 2024.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2024	$1,997
2025	4,022
2026	3,014
2027	2,023
2028	2,064
Thereafter	79,898
Total lease payments	93,018
Less: Imputed interest	(60,335)
Present value of operating lease liabilities	$32,683
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2024 and 2023, there were 125,389, 144,032, 124,492 and 141,699 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income attributable to common stockholders	$59,737	$51,553	$96,317	$100,966
Denominator
Weighted average common shares outstanding — basic	181,961	179,413	181,834	179,305
Effect of dilutive securities(1)
Share-based compensation	224	318	253	210
Shares issuable under forward sales agreements	—	7	1	3
Weighted average common shares outstanding — diluted	182,185	179,738	182,088	179,518
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.33	$0.29	$0.53	$0.56
Net income per share attributable to common stockholders — diluted	$0.33	$0.29	$0.53	$0.56
(1)During the three and six months ended June 30, 2024 and 2023, there were approximately 125, 144, 124 and 142 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.4 million as of June 30, 2024 related to construction projects and certain other agreements.

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

“Total annualized base rental revenue” means the contractual monthly base rent as of June 30, 2024 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2024, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

On June 28, 2024, our board of directors increased the size of the board from 10 members to 11 members and appointed Vicki Lundy Wilbon to serve as director of the Company, effective on July 1, 2024.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The industrial real estate business is affected by the recent high inflationary, rising interest rate environment, disruption in the banking industry, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, real GDP has increased for seven consecutive quarters with the most recent measure showing 1.4% growth in the first quarter of 2024. Labor conditions are slowing, but holding solid with a 4.1% unemployment rate as of June 2024. Going forward, the general consensus among economists is to expect low growth in the United States with a continued historically elevated risk of recession. While the macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed since 2022 relative to our historical acquisition pace.

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

Our portfolio continues to have strong occupancy and benefits from geographic diversity throughout the national industrial market. Demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates, while rising, remain low by historical standards in many markets. The supply pipeline remains robust, albeit smaller and more notably concentrated in very large warehouses. Construction starts continue to decline as a result of both moderating demand and volatile capital markets. The weakening global and U.S. economic trends could be a notable headwind and may potentially result in relatively less demand for space, increased credit loss, and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and six months ended June 30, 2024. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended June 30, 2024
New Leases	559,053	$6.48	$6.98	$3.94	51.2%	72.6%	6.6	$1.71
Renewal Leases	2,975,312	$6.25	$6.57	$1.51	34.3%	48.3%	5.1	$0.38
Total/weighted average	3,534,365	$6.29	$6.63	$1.90	36.8%	51.8%	5.4	$0.59
Six months ended June 30, 2024
New Leases	1,287,983	$5.85	$6.15	$2.49	24.7%	36.9%	5.1	$1.07
Renewal Leases	6,527,325	$5.97	$6.28	$1.22	35.3%	49.7%	4.7	$0.18
Total/weighted average	7,815,308	$5.95	$6.26	$1.43	33.4%	47.4%	4.8	$0.33
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

Additionally, for the three and six months ended June 30, 2024, leases related to the Value Add Portfolio and first generation leasing, with a total of 263,831 and 390,772 square feet, respectively, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.1% of our total annualized base rental revenue will expire during the period from July 1, 2024 to June 30, 2025, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period July 1, 2024 to June 30, 2025, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2024, plus available space, for each of the ten calendar years beginning with 2024 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	3,262,851	—%	$—	—%
Remainder of 2024(1)	23	2,645,845	2.4%	14,954	2.5%
2025	99	12,556,740	11.3%	62,677	10.4%
2026	142	20,143,782	18.2%	108,696	18.1%
2027	127	17,137,296	15.5%	90,488	15.1%
2028	98	12,231,264	11.0%	67,157	11.2%
2029	97	15,215,025	13.7%	82,529	13.7%
2030	45	7,106,366	6.4%	43,378	7.2%
2031	48	8,868,642	8.0%	45,675	7.6%
2032	20	2,839,706	2.6%	20,011	3.3%
2033	15	2,334,347	2.1%	13,663	2.3%
Thereafter	35	9,720,340	8.8%	51,298	8.6%
Total	749	114,062,204	100.0%	$600,526	100.0%
(1)Leases previously scheduled to expire in 2024, totaling approximately 11.4 million square feet, have been executed as of June 30, 2024. These leases are excluded from 2024 expirations and are reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2024.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Cincinnati, OH	March 18, 2024	697,500	1	$50,073
Three months ended March 31, 2024		697,500	1	50,073
Milwaukee, WI	April 8, 2024	150,002	1	16,062
Portland, OR	April 15, 2024	99,136	1	17,058
Louisville, IN	April 16, 2024	592,800	1	52,352
Portland, OR(2)	June 6, 2024	—	—	8,178
El Paso, TX	June 10, 2024	254,103	1	32,182
Chicago, IL	June 24, 2024	947,436	5	87,560
Columbus, OH	June 26, 2024	150,207	1	20,408
Three Months ended June 30, 2024		2,193,684	10	233,800
Six months ended June 30, 2024		2,891,184	11	$283,873
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) We acquired a vacant land parcel.

Portfolio Dispositions
During the six months ended June 30, 2024, we sold seven buildings comprised of approximately 1.1 million rentable square feet with a net book value of approximately $52.6 million to third parties. Net proceeds from the sales of rental property were approximately $75.7 million and we recognized the full gain on the sales of rental property, net, of approximately $23.1 million for the six months ended June 30, 2024. The gain on the sales of rental property, net, is inclusive of a loss on the sale of rental property, net, of approximately $2.0 million.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2024.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.7%
Greenville, SC	5.2%
Pittsburgh, PA	4.1%
Detroit, MI	4.0%
Columbus, OH	3.7%
Minneapolis, MN	3.5%
South Central, PA	3.3%
Philadelphia, PA	3.0%
El Paso, TX	2.6%
Houston, TX	2.5%
Milwaukee, WI	2.2%
Charlotte, NC	2.1%
Indianapolis, IN	2.0%
Boston, MA	2.0%
Sacramento, CA	1.9%
Cincinnati, OH	1.9%
Cleveland, OH	1.8%
Kansas City, MO	1.7%
Columbia, SC	1.5%
Grand Rapids, MI	1.4%
Total	58.1%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2024.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.7%
Containers & Packaging	8.1%
Machinery	6.4%
Automobile Components	6.4%
Commercial Services & Supplies	5.4%
Trading Companies & Distribution (Industrial Goods)	5.4%
Distributors (Consumer Goods)	4.5%
Building Products	4.2%
Consumer Staples Distribution	3.7%
Broadline Retail	3.6%
Household Durables	3.4%
Media	3.1%
Beverages	2.6%
Specialty Retail	2.6%
Ground Transportation	2.3%
Food Products	2.0%
Chemicals	2.0%
Electronic Equip, Instruments	1.8%
Electrical Equipment	1.7%
Health Care Equipment & Supplies	1.6%
Total	82.5%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2024.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	6	2.8%
American Tire Distributors, Inc.	7	1.0%
Soho Studio, LLC	1	0.9%
Schneider Electric USA, Inc.	4	0.9%
Tempur Sealy International, Inc.	2	0.8%
The Coca-Cola Company	3	0.7%
Hachette Book Group, Inc.	1	0.7%
Kenco Logistic Services, LLC	3	0.7%
FedEx Corporation	4	0.7%
Penguin Random House, LLC	1	0.7%
Penske Truck Leasing Co. LP	3	0.7%
Lippert Component Manufacturing	4	0.7%
WestRock Company	6	0.7%
GXO Logistics, Inc.	2	0.7%
DS Smith North America	2	0.7%
Carolina Beverage Group	3	0.6%
DHL Supply Chain	4	0.6%
AFL Telecommunications LLC	2	0.6%
Iron Mountain Information Management	5	0.6%
Packaging Corp of America	5	0.6%
Total	68	16.4%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after January 1, 2023. On June 30, 2024, we owned 541 industrial buildings consisting of approximately 107.8 million square feet and representing approximately 94.5% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.4% to 97.4% as of June 30, 2024 compared to 97.8% as of June 30, 2023.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2024 and 2023 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2024 and 2023 with respect to the buildings acquired and sold after January 1, 2023, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023, flex/office buildings, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2024	2023	$	%	2024	2023	2024	2023	2024	2023	$	%
Revenue
Operating revenue
Rental income	$174,424	$166,231	$8,193	4.9%	$7,278	$3,395	$4,765	$1,813	$186,467	$171,439	$15,028	8.8%
Other income	34	69	(35)	(50.7)%	168	45	3,108	141	3,310	255	3,055	1,198.0%
Total operating revenue	174,458	166,300	8,158	4.9%	7,446	3,440	7,873	1,954	189,777	171,694	18,083	10.5%
Expenses
Property	33,523	31,974	1,549	4.8%	1,390	397	2,565	304	37,478	32,675	4,803	14.7%
Net operating income(1)	$140,935	$134,326	$6,609	4.9%	$6,056	$3,043	$5,308	$1,650	152,299	139,019	13,280	9.6%
Other expenses
General and administrative									11,828	12,060	(232)	(1.9)%
Depreciation and amortization									75,280	68,494	6,786	9.9%
Loss on impairment									4,967	—	4,967	100.0%
Other expenses									595	357	238	66.7%
Total other expenses									92,670	80,911	11,759	14.5%
Total expenses									130,148	113,586	16,562	14.6%
Other income (expense)
Interest and other income									14	17	(3)	(17.6)%
Interest expense									(27,372)	(22,860)	(4,512)	19.7%
Gain on involuntary conversion									5,717	—	5,717	100.0%
Gain on the sales of rental property, net									23,086	17,532	5,554	31.7%
Total other income (expense)									1,445	(5,311)	6,756	127.2%
Net income									$61,074	$52,797	$8,277	15.7%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $8.3 million, or 15.7%, to approximately $61.1 million for the three months ended June 30, 2024 compared to approximately $52.8 million for the three months ended June 30, 2023.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $8.2 million, or 4.9%, to approximately $174.4 million for the three months ended June 30, 2024 compared to approximately $166.2 million for the three months ended June 30, 2023.

Same store lease income increased by approximately $6.0 million, or 4.4%, to approximately $143.1 million for the three months ended June 30, 2024 compared to approximately $137.1 million for the three months ended June 30, 2023. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $8.8 million. This increase was partially offset by the reduction of base rent of approximately $2.0 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.2 million. Additionally, there was a decrease in same store lease income which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. For those that are not probable of collection, we convert to the cash basis of accounting. During the three months ended June 30, 2024, management determined two tenants should be converted from the accrual basis of accounting to the cash basis of accounting, which accounts for approximately $0.6 million of the decrease during the three months June 30, 2024 as compared to the three months ended June 30, 2023.

Same store other billings increased by approximately $2.2 million, or 7.6%, to approximately $31.3 million for the three months ended June 30, 2024 compared to approximately $29.1 million for the three months ended June 30, 2023. The increase in other billings was primarily attributable to an increase in real estate tax reimbursements of approximately $1.4 million due to an increase in real estate taxes levied by the taxing authority for certain tenants for which we pay the real estate taxes on their behalf and occupancy of previously vacant buildings. Additionally, the increase was also attributable to an increase of approximately $0.8 million of other expense reimbursements due to an increase in the corresponding expenses and the occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.
Total same store property operating expenses increased by approximately $1.5 million, or 4.8%, to approximately $33.5 million for the three months ended June 30, 2024 compared to approximately $32.0 million for the three months ended June 30, 2023. This increase was primarily due to increases in real estate tax and other expenses of approximately $1.7 million and $0.8 million, respectively. These increases were partially offset by decreases to snow removal, repairs and maintenance, and utility expenses of approximately $0.4 million, $0.3 million, and $0.3 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2023, we acquired 20 buildings consisting of approximately 3.9 million square feet (excluding seven buildings that were included in the Value Add Portfolio at June 30, 2024, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023), and sold 17 buildings consisting of approximately 3.1 million square feet. For the three months ended June 30, 2024 and 2023, the buildings acquired after January 1, 2023 contributed approximately $5.9 million and $0.2 million to NOI, respectively. For the three months ended June 30, 2024 and June 30, 2023, the buildings sold after January 1, 2023 contributed approximately $0.2 million and $2.8 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $3.7 million and $1.2 million to NOI for the three months ended June 30, 2024 and 2023, respectively. Additionally, there was approximately $1.6 million and $0.5 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2024 and 2023, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $11.8 million, or 14.5%, to approximately $92.7 million for the three months ended June 30, 2024 compared to approximately $80.9 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $6.8 million due to an increase in the depreciable asset base from net acquisitions after June 30, 2023. Additionally, a loss on impairment of approximately $5.0 million was recognized during the three months ended June 30, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the three months ended June 30, 2023.

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

Total other income (expense) increased approximately $6.8 million, or 127.2%, to approximately $1.4 million total other income for the three months ended June 30, 2024 compared to approximately $5.3 million total other expense for the three months ended June 30, 2023. This increase was primarily a result of recognizing a gain on involuntary conversion of approximately $5.7 million during the three months ended June 30, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the three months ended June 30, 2023. The increase was also attributable to an increase in the gain on the sales of rental property, net of approximately $5.6 million. These increases were partially offset by an increase in interest expense of approximately $4.5 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a higher average credit facility balance and an increase in one-month Term Secured Overnight Financing Rate (“Term SOFR”) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2024 and 2023 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2024 and 2023 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023, flex/office buildings, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	2024	2023	2024	2023	$	%
Revenue
Operating revenue
Rental income	$351,895	$334,447	$17,448	5.2%	$12,712	$6,619	$9,262	$3,641	$373,869	$344,707	$29,162	8.5%
Other income	25	197	(172)	(87.3)%	268	118	3,158	225	3,451	540	2,911	539.1%
Total operating revenue	351,920	334,644	17,276	5.2%	12,980	6,737	12,420	3,866	377,320	345,247	32,073	9.3%
Expenses
Property	70,856	66,697	4,159	6.2%	2,331	1,282	3,362	577	76,549	68,556	7,993	11.7%
Net operating income(1)	$281,064	$267,947	$13,117	4.9%	$10,649	$5,455	$9,058	$3,289	300,771	276,691	24,080	8.7%
Other expenses
General and administrative									24,780	24,736	44	0.2%
Depreciation and amortization									146,707	137,438	9,269	6.7%
Loss on impairment									4,967	—	4,967	100.0%
Other expenses									1,158	3,336	(2,178)	(65.3)%
Total other expenses									177,612	165,510	12,102	7.3%
Total expenses									254,161	234,066	20,095	8.6%
Other income (expense)
Interest and other income									25	36	(11)	(30.6)%
Interest expense									(52,793)	(45,472)	(7,321)	16.1%
Debt extinguishment and modification expenses									(667)	—	(667)	100.0%
Gain on involuntary conversion									5,717	—	5,717	100.0%
Gain on the sales of rental property, net									23,086	37,660	(14,574)	(38.7)%
Total other income (expense)									(24,632)	(7,776)	(16,856)	216.8%
Net income									$98,527	$103,405	$(4,878)	(4.7)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by $4.9 million, or 4.7%, to $98.5 million for the six months ended June 30, 2024 compared to $103.4 million for the six months ended June 30, 2023.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $17.4 million, or 5.2%, to approximately $351.9 million for the six months ended June 30, 2024 compared to approximately $334.4 million for the six months ended June 30, 2023.

Same store lease income increased by approximately $10.9 million, or 4.0%, to approximately $284.6 million for the six months ended June 30, 2024 compared to approximately $273.7 million for the six months ended June 30, 2023. The increase was primarily due to an increase in rental income of approximately $16.2 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $3.9 million due to tenant vacancies, and a net increase in the amortization of net above market leases of approximately $0.5 million. Additionally, there was a decrease in same store lease income of approximately $0.9 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. For those that are not probable of collection, we convert to the cash basis of accounting. During the six months ended June 30, 2024, management determined two tenants should be converted from the accrual basis of accounting to the cash basis of accounting, which accounts for approximately $0.6 million of the decrease during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Additionally, management converted one tenant from the cash basis of accounting back to the accrual basis of accounting during the six months ended June 30, 2023, for which approximately $0.3 million of straight-line accrued rental balance was reinstated.

Same store other billings increased by approximately $6.5 million, or 10.7%, to approximately $67.3 million for the six months ended June 30, 2024 compared to approximately $60.8 million for the six months ended June 30, 2023. The increase was attributable to an increase of approximately $4.5 million in other expense reimbursements which was primarily due to an increase in corresponding expenses. The increase was also attributable to an increase of approximately $2.0 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants for which we pay the real estate taxes on their behalf, changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxes directly to the taxing authorities, and occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $4.2 million or 6.2% to approximately $70.9 million for the six months ended June 30, 2024 compared to approximately $66.7 million for the six months ended June 30, 2023. This increase was due to increases in real estate tax, other expenses, insurance, and snow removal of approximately $2.1 million, $1.3 million, $0.6 million, and $0.4 million, respectively. These increases were partially offset by a reduction of utility expense of approximately $0.2 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2023, we acquired 20 buildings consisting of approximately 3.9 million square feet (excluding seven buildings that were included in the Value Add Portfolio at June 30, 2024, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023), and sold 17 buildings consisting of approximately 3.1 million square feet. For the six months ended June 30, 2024 and June 30, 2023, the buildings acquired after January 1, 2023 contributed approximately $9.0 million and $0.3 million to NOI, respectively. For the six months ended June 30, 2024 and June 30, 2023, the buildings sold after January 1, 2023 contributed approximately $1.6 million and $5.2 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $6.9 million and $2.0 million to NOI for the six months ended June 30, 2024 and June 30, 2023, respectively. Additionally, there was approximately $2.2 million and $1.3 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2024 and June 30, 2023, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $12.1 million, or 7.3%, to approximately $177.6 million for the six months ended June 30, 2024 compared to approximately $165.5 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $9.3 million due to an increase in the depreciable asset base from net acquisitions after June 30, 2023. Additionally, a loss on impairment of approximately $5.0 million was recognized during the six months ended June 30, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the six months ended June 30, 2023. These increases were partially offset by a decrease in other expenses of approximately $2.2 million, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract during the six months ended June 30, 2023 that did not recur during the six months ended June 30, 2024.

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

Total other expense increased approximately $16.9 million, or 216.8%, to approximately $24.6 million for the six months ended June 30, 2024 compared to approximately $7.8 million for the six months ended June 30, 2023. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $14.6 million. This increase was also attributable to an increase in interest expense of approximately $7.3 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a higher average credit facility balance and an increase in one-month Term Secured Overnight Financing Rate (“Term SOFR”) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was also attributable to an increase in debt extinguishment and modification expenses of approximately $0.7 million related to the unsecured term loan amendment during the six months ended June 30, 2024, as discussed in Note 4 of the accompany Notes to Consolidated Financial Statements. These increases were partially offset by an increase in gain on involuntary conversion of approximately $5.7 million that was recognized during the six months ended June 30, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the six months ended June 30, 2023.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2024	2023	2024	2023
Net income	$61,074	$52,797	$98,527	$103,405
Rental property depreciation and amortization	75,213	68,439	146,581	137,328
Loss on impairment	4,967	—	4,967	—
Gain on the sales of rental property, net	(23,086)	(17,532)	(23,086)	(37,660)
FFO	118,168	103,704	226,989	203,073
Amount allocated to restricted shares of common stock and unvested units	(139)	(144)	(285)	(291)
FFO attributable to common stockholders and unit holders	$118,029	$103,560	$226,704	$202,782

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2024	2023	2024	2023
Net income	$61,074	$52,797	$98,527	$103,405
General and administrative	11,828	12,060	24,780	24,736
Depreciation and amortization	75,280	68,494	146,707	137,438
Interest and other income	(14)	(17)	(25)	(36)
Interest expense	27,372	22,860	52,793	45,472
Loss on impairment	4,967	—	4,967	—
Gain on involuntary conversion	(5,717)	—	(5,717)	—
Debt extinguishment and modification expenses	—	—	667	—
Other expenses	595	357	1,158	3,336
Gain on the sales of rental property, net	(23,086)	(17,532)	(23,086)	(37,660)
Net operating income	$152,299	$139,019	$300,771	$276,691

Cash Flows

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following table summarizes our cash flows for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2024	2023	$	%
Net cash provided by operating activities	$227,397	$196,223	$31,174	15.9%
Net cash used in investing activities	$247,611	$25,606	$222,005	867.0%
Net cash provided by (used in) financing activities	$32,866	$(182,872)	$215,738	118.0%

Net cash provided by operating activities increased approximately $31.2 million to approximately $227.4 million for the six months ended June 30, 2024 compared to approximately $196.2 million for the six months ended June 30, 2023. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after June 30, 2023, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after June 30, 2023 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased approximately $222.0 million to approximately $247.6 million for the six months ended June 30, 2024 compared to approximately $25.6 million for the six months ended June 30, 2023. The increase was primarily attributable to the acquisition of 11 buildings and one parcel of land for a total cash consideration of approximately $281.1 million during the six months ended June 30, 2024, whereas there were two buildings acquired for a total cash consideration of approximately $40.7 million for the six months ended June 30, 2023. This increase was partially offset by a decrease in cash paid for the additions of land and buildings and improvements related to development and other capital expenditures of approximately $13.5 million, as well as an increase in proceeds from sales of rental property, net of approximately $6.4 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net cash provided by (used in) financing activities increased approximately $215.7 million to approximately $32.9 million net cash provided by financing activities for the six months ended June 30, 2024 compared to approximately $182.9 million net cash used in financing activities for the six months ended June 30, 2023. This increase was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024, as discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements. The increase was also attributable to the redemption of $100.0 million of unsecured notes on January 5, 2023 that did not occur during the six months ended June 30, 2024. These increases were partially offset by a decrease in net borrowings of approximately $316.0 million under our unsecured credit facility, an increase of approximately $6.2 million in dividends and distributions paid, and a decrease of approximately $8.8 million due to a reduction of proceeds from the sales of common stock during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

As of June 30, 2024, we had total immediate liquidity of approximately $902.9 million, comprised of $33.3 million of cash and cash equivalents and $869.6 million of immediate availability on our unsecured credit facility. When incorporating our total immediate liquidity of $902.9 million and approximately $41.5 million, $21.9 million, and $8.8 million of forward sale proceeds available to us under our ATM common stock offering program through December 14, 2024, January 9, 2025, and March 31, 2025, respectively, our total liquidity was approximately $975.1 million as of June 30, 2024.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2024.

Indebtedness (dollars in thousands)	June 30, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$127,000	Term SOFR + 0.875%	October 23, 2026	i
Total unsecured credit facility	127,000

Unsecured term loans:
Unsecured Term Loan G	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	2.96%	March 23, 2029	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,825)
Total carrying value unsecured term loans, net	1,021,175

Unsecured notes:
Series A Unsecured Notes	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Total unsecured notes	1,650,000
Total unamortized deferred financing fees and debt issuance costs	(6,462)
Total carrying value unsecured notes, net	1,643,538

Mortgage notes (secured debt):
United of Omaha Life Insurance Company	4,430	3.71%	October 1, 2039	ii
Total mortgage notes	4,430
Net unamortized fair market value discount	(131)
Total carrying value mortgage notes, net	4,299
Total / weighted average interest rate(6)	$2,796,012	3.92%
(1)Interest rate as of June 30, 2024. At June 30, 2024, the one-month Term SOFR was 5.33717%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of June 30, 2024, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR will be swapped to a fixed rate of 3.98%.
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

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of June 30, 2024 was approximately $869.6 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On June 29, 2024, the sustainability-related interest rate reduction of 0.02% on our unsecured credit facility and each of our unsecured term loans ended in accordance with the respective loan agreements.

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

On March 13, 2024, we entered into a note purchase agreement (the “March 2024 NPA”) for the private placement by the Operating Partnership of $175.0 million senior unsecured notes maturing May 28, 2029, with a fixed annual interest rate of 6.05%, $125.0 million senior unsecured notes maturing May 28, 2031, with a fixed annual interest rate of 6.17%, and $150.0 million senior unsecured notes maturing May 28, 2034, with a fixed annual interest rate of 6.30%. The March 2024 NPA contains a number of financial covenants substantially similar to the financial covenants contained in our unsecured credit facility and other unsecured notes, plus a financial covenant that requires us to maintain a minimum interest coverage ratio of not less than 1.50:1.00. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes. On May 28, 2024, we issued all of the notes under the March 2024 NPA.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2024, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of June 30, 2024.

Debt Capital Structure	June 30, 2024
Total principal outstanding (in thousands)	$2,806,430
Weighted average duration (years)	4.7
% Secured debt	0.2%
% Debt maturing next 12 months	8.0%
Net Debt to Real Estate Cost Basis(1)	37.4%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes our at-the-market (“ATM”) common stock offering program as of June 30, 2024. Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$606,831

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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2024, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2024, all of our 21 interest rate swaps outstanding were in an asset position of approximately $54.5 million, including any adjustment for nonperformance risk related to these agreements.

During the six months ended June 30, 2024, we entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027.

As of June 30, 2024, we had approximately $1,152.0 million of variable rate debt. As of June 30, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2024, we had letters of credit related to development projects and certain other agreements of approximately $3.4 million. As of June 30, 2024, we had no other material off-balance sheet arrangements.

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

As of June 30, 2024, we had $1,152.0 million of variable rate debt outstanding. As of June 30, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $127.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $127.0 million on our unsecured credit facility for the six months ended June 30, 2024, our interest expense would have increased by approximately $0.6 million for the six months ended June 30, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2024, the Operating Partnership issued 30,000 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended June 30, 2024, we issued 30,000 shares of common stock upon redemption of 30,000 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended June 30, 2024, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

STAG INDUSTRIAL, INC.

Date: July 30, 2024	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)