Form 10-K
period 2024-12-31
STAG Industrial, Inc.
filed 2025-02-12
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,558 million based on the closing price on the New York Stock Exchange as of June 30, 2024.
Number of shares of the registrant’s common stock outstanding as of February 11, 2025: 186,564,770

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as the novel coronavirus disease (“COVID-19”), and other potentially catastrophic events such as acts of war and/or terrorism (including the ongoing conflict between Ukraine and Russia and the Israel-Hamas war, the risk of such conflicts widening and the related impact on macroeconomic conditions as a result of such conflicts);
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

“GAAP” means generally accepted accounting principles in the United States of America.

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

“Straight-line Rent Change” means the percentage change in the average monthly base rent over the term of the lease that commenced during the period compared to the Comparable Lease for assets included in the Operating Portfolio. Rent under gross or similar type leases are converted to a net rent based on an estimate of the applicable recoverable expenses, and this calculation excludes the impact of any holdover rent.

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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of December 31, 2024 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of December 31, 2024, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

“Value Add Portfolio” means our properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date (ii) will be less than 75% occupied due to known move-outs within two years of the acquisition date; (iii) out of service with significant physical renovation of the asset; or (iv) development.

“Weighted Average Lease Term” means the contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, as of the lease start date weighted by square footage. Weighted Average Lease Term related to acquired assets reflects the remaining lease term in years as of the acquisition date weighted by square footage.

Overview

We are a REIT focused on the acquisition, ownership, and operation of industrial properties throughout the United States. Our platform is designed to (i) identify properties for acquisition that offer attractive returns across CBRE-EA Tier 1 industrial real estate markets, industries, and tenants, (ii) provide growth through our ownership of high-quality assets, property management and pursuit of acquisitions in an attractive opportunity set, and (iii) capitalize our business appropriately given the characteristics of our assets.

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

As of December 31, 2024, we owned 591 buildings in 41 states with approximately 116.6 million rentable square feet. As of December 31, 2024, we had 11 development projects (which are not included in the building count noted above). As of December 31, 2024, our buildings were approximately 96.5% leased, with no single tenant accounting for more than approximately 2.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.3% of our total annualized base rental revenue. We intend to maintain a diversified mix of tenants to limit our exposure to any single tenant or industry.

As of December 31, 2024, our Operating Portfolio was approximately 97.3% leased. Straight-line Rent Change on new and renewal leases together grew approximately 41.8% and 44.0% during the years ended December 31, 2024 and 2023, respectively, and our Cash Rent Change on new and renewal leases together grew approximately 28.3% and 31.0% during the years ended December 31, 2024 and 2023, respectively.

We have fully integrated acquisition, leasing and operations platforms led by a senior management team with decades of industrial real estate experience. Our mission is to deliver attractive long-term stockholder returns in all market environments by growing cash flow through disciplined investment in high-quality real estate while maintaining a strong balance sheet.

Our Strategy
Our primary business objectives are to own and operate a balanced and diversified portfolio that fits the needs of the markets we operate in, to add value to the assets we acquire, and to enhance stockholder value over time by achieving sustainable long-term growth in distributable cash flow from operations.

We focus on acquiring assets individually or in small portfolios. We believe that owning and operating a portfolio of individually acquired industrial properties throughout CBRE-EA Tier 1 industrial markets in the United States will, when compared to other real estate portfolios assembled through acquisitions of many properties at once or consisting of other property types, generate returns for our stockholders that are attractive in light of the associated risks for the following reasons.

•The markets we operate in have an institutional presence, size, and velocity of transactions that allow us to take a granular and quantitative approach where we can be confident in generating both reliable cash flow and long-term asset appreciation for our real estate investments.
•The contribution of individual assets to an aggregated portfolio creates diversification, thereby lowering risk and creating value.
•Many other institutional, industrial real estate buyers focus on properties in a small number of super-primary markets. In contrast, we choose from a larger opportunity set of industrial properties across all CBRE-EA Tier 1 industrial markets in the United States.
•Our wider focus results in an advantage versus the local and regional buyers we compete with for acquisition opportunities who may not have the same access to debt or equity capital as us.

•Industrial properties generally require less capital expenditure than other commercial property types.

Notwithstanding our focus on acquiring assets individually, we will consider and may acquire portfolios when we believe the returns and/or long-term value are appropriate.
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
Competition

In acquiring our target properties, we often compete with local or regional operators due to our broad and differentiated geographical focus. We also face significant competition from owners and managers of competing properties in leasing our properties to prospective tenants and in re-leasing space to existing tenants. Those owners and managers may be national, regional, or local operators, public or private.

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

Additional information regarding our corporate responsibility program will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and our 2023 Environmental, Social and Governance Report, or sustainability report, is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website, including our sustainability report, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

Human Capital Management

We believe that demonstrating strong financial performance while also promoting awareness and respect for fundamental human rights is important to long-term value creation, business continuity and corporate success. As part of our commitment to providing a work environment that attracts, develops and retains high-performing individuals and that treats employees with dignity and respect:

•We offer equal opportunities to all our employees and seek to foster a diverse and vibrant workplace with employees who possess a broad range of experiences, backgrounds, and skills. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a relatively long tenure with the Company, have regular opportunities to participate in personal growth and professional development programs and social or team building events. We seek to identify and develop future leaders within the Company and periodically review with our Chief Executive Officer and board of directors the identity, skills, and characteristics of those persons who could succeed to senior and executive positions.
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
•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life, and short-term disability insurance, with premiums entirely paid by the Company. We also offer flexible spending accounts for medical expenses, programs to pay commuting and office parking costs or dependent care costs with pre-tax income, and a competitive vacation policy, including paid holidays, personal time off, and other leave benefits.
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

As of December 31, 2024, we had 91 employees, none represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

Our Corporate Structure

STAG Industrial, Inc. was incorporated in Maryland on July 21, 2010. Shares of our common stock are publicly traded on the NYSE New York Stock Exchange (“NYSE”) under the symbol “STAG.”

Our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009. We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2024, we owned approximately 98.0% of the common units of limited partnership interest in our Operating Partnership (“common units”), and our current and former executive officers, directors, employees and their affiliates, and third parties owned the remaining 2.0%. The common units are not publicly traded, but each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock, and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of our common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of our common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

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

The following is a simplified diagram of our UPREIT structure at December 31, 2024.

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

Inflation, rising interest rates, and developments that affect the financial services industry, may adversely affect our business, financial condition and results of other operations.

Beginning in 2021 and continuing into the year ended December 31, 2023, inflation in the United States accelerated and, while moderating compared to year-over-year increases in 2021 and 2022, may continue at a relatively elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. While the Federal Reserve has since reduced the benchmark federal funds rate from its most recent peak, the Federal Reserve may maintain or increase the federal funds rate, which would lead to the current interest rates or higher prevailing in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions (or inactions) by the Federal Reserve that maintain or increase interest rates, could harm consumer spending, our tenants’ businesses, demand for and returns from industrial space and our ability to acquire industrial real estate at attractive margins to our cost of capital.

Inflation adversely affects our financing costs (either through near-term borrowings on our variable rate debt, including our unsecured credit facility, or refinancing of existing debt at higher interest rates), and our general and administrative expenses and property operating expenses, as these costs and expenses could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets and could result in the decline of the market price of our common stock, which may adversely impact our ability and willingness to raise equity capital on favorable terms, including through our at-the-market (“ATM”) common stock offering program. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

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

Our investments are in the industrial real estate sector, and we would be adversely affected by an economic downturn in that sector.

As of December 31, 2024, almost all our buildings were industrial properties. This concentration exposes us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were diversified across other sectors of the real estate industry.

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

Of the properties in our portfolio at December 31, 2024, 194 buildings totaling approximately 35.4 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

Our growth depends, in part, upon acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms and acquisitions may not perform as we expect.

The acquisition of properties entails various risks, including the risk that our investments may not perform as we expect. Our ability to continue to acquire properties in our pipeline that we believe to be suitable and compatible with our growth strategy may be constrained by numerous factors, including our ability to negotiate and execute a mutually-acceptable definitive purchase and sale agreement with the seller, our completion of satisfactory due diligence and the satisfaction of customary closing conditions, including the receipt of third-party consents and approvals. Further, we face competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded and non-traded REITs, private equity investors and other institutional investment funds that may have greater financial resources and a greater ability to borrow funds to acquire properties, the ability to offer more attractive terms to prospective tenants and the willingness to accept greater risk or lower returns than we can prudently manage. This competition may increase the demand for our target properties and, therefore, reduce the number of, or increase the price for, suitable acquisition opportunities, all of which could materially and adversely affect us. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. In addition, we expect to finance future acquisitions through a combination of borrowings, proceeds from equity or debt securities offerings by us or our Operating Partnership and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows.

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

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. Our properties may have some level of vacancy at the time of our acquisition and may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. As of December 31, 2024, leases with respect to approximately 22.7% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2026. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant, and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

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

The success of our tenants in operating their businesses will continue to be impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, availability of financing, inflation, labor shortages, supply chain constraints and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions (including financial and credit market conditions) in the United States. Any of our tenants may experience an adverse event or downturn in its business or disruptions in liquidity sources at any time that may significantly weaken its financial condition or cause its failure. As a result, such a tenant may fail to make rental payments when due, decline to extend or renew its lease upon expiration and/or declare bankruptcy and reject our lease. The default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single-tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

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

Risks Related to Our Organization and Structure

Our growth depends, in part, on external sources of capital, which are outside of our control and affect our ability to finance acquisitions, take advantage of strategic opportunities, satisfy debt obligations and make distributions to stockholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these requirements, we may not be able to fund all future capital needs, including acquisition financing, from operating cash flow and may rely on third-party sources to fund some of our capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and distributions and the market price of our common stock. If we cannot raise equity or obtain financing from third-party sources on favorable terms, or at all, we may not be able to acquire properties when opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Further, in order to meet the REIT distribution requirements and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

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

In addition, our investments could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances, such as the ongoing conflict between Ukraine and Russia and the Israel-Hamas war, the possibility of such conflicts widening and their impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, such circumstances may exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments. As military conflicts and related economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events.

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

We currently have and may in the future selectively acquire, own and/or develop properties through partnerships, joint ventures or other co-investment entities with third parties when we deem such transactions are warranted by the circumstances. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity and would be subject to risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund required capital contributions. Partners may have economic or other business interests that are inconsistent with our objectives, take actions contrary to our policies, or have other conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. In addition, prior consent of the partner may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest. In addition, in certain circumstances, we may be liable for the actions of our third-party partners. Joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

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

As of December 31, 2024, we had total outstanding debt of approximately $3.0 billion, including approximately $409.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the Term Secured Overnight Financing Rate (“Term SOFR”) would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

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

We face risks associated with security breaches, cyber-attacks, and other significant disruptions of our IT networks and related systems. The risk of a security breach, cyber-attack or disruption has increased as the number, intensity and sophistication of attempted attacks from around the world have increased. We may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools (including generative artificial intelligence and other machine learning techniques) that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. There can be no assurance that our security measures taken to manage the risk of a security breach, cyber-attack or disruption will be effective or that attempted security breaches, cyber-attacks or disruptions would not be successful or damaging. Any failure of our IT networks and related systems could (i) disrupt the proper functioning of our networks and systems, (ii) result in misstated financial reports, violations of loan covenants or missed reporting deadlines, (iii) disrupt our inability to monitor our compliance with REIT requirements, (iv) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, (v) require significant management attention and resources to remedy any damages that result, (vi) subject us to claims for breach of contract or failure to safeguard personal information or termination of leases or other agreements, or (vii) damage our reputation among our tenants and investors generally.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become accessible, the use of such new technologies by us will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

We depend on key personnel; the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements should any members of the management team leave is dependent on the competitive nature of the employment market. Each executive officer may terminate his employment at any time and, under certain conditions, may receive cash severance, immediate vesting of equity awards and other benefits and may not be restricted from competing with us after their departure. The loss of services from key members of the management team or a limitation in their availability could be negatively perceived in the capital markets and may adversely impact our operating results, financial condition and cash flows. As of December 31, 2024, we have not obtained and do not expect to obtain key man life insurance on any of our key personnel. We also believe that, as we expand, our future success will depend upon our ability to hire and retain highly skilled managerial, investment, financing, operational, and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

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

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially and adversely affected the Company (including our business strategy, results of operations or financial condition), nor, in our view, are such threats currently reasonably likely to materially and adversely affect the same.

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

•Technical Safeguards. We deploy technical safeguards intended to protect our IT networks and related systems from cybersecurity threats, including firewalls, intrusion prevention, detection and isolation systems, anti-virus and malware functionality, backup functionality, and access controls. These technical safeguards are regularly evaluated and improved through vulnerability assessments, network penetration testing and threat intelligence, including by third-party consultants, who also continually monitor our information security. Any significant developments related to our technical safeguards, including any material results of any vulnerability assessments or network penetration testing, are reported to our board of directors, and we adjust our cybersecurity risk management policies and practices as necessary.

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

Members of management work collaboratively to develop and implement policies, practices and procedures to protect our IT networks and related systems from cybersecurity threats and to respond appropriately and timely to any cybersecurity incidents. The members of management responsible for our cybersecurity risk management program include our Vice President–Information Technology, our General Counsel, our Chief Accounting Officer, our Senior Vice President–Data and Technology, and our Vice President–Financial Reporting and Accounting. Through ongoing communications from employees in each of our Data, Analytics and Technology and Information Technology departments, such members of management monitor our assessment of material cybersecurity risks, our prevention and detection of cybersecurity threats, and, if a cybersecurity incident were to occur, our mitigation and remediation of such incident.

We believe the members of our management team involved in assessing and managing material cybersecurity risks have the experience needed to perform their duties, including through education, certification, work experience or a combination thereof. For example, our Vice President–Information Technology has approximately 26 years of IT experience in various roles, the majority of which has been at publicly-reporting real estate companies. In addition, the other members of our management team identified above have from 15 years to 30 years of work experience managing risks or control environments, including experience at the Company and other professional businesses, or, as third-party advisors, helping businesses manage risks or control environments.

Item 2.  Properties
As of December 31, 2024, we owned the properties in the following table.

State	City	Number of Buildings	Total Rentable Square Feet
Alabama	Birmingham	4	362,916
	Montgomery	1	332,000
	Moody	1	595,346
	Phenix City	1	117,568

Arkansas	Bryant	1	300,160
	Rogers	1	400,000

Arizona	Avondale	1	186,643
	Chandler	1	104,352
	Gilbert	1	41,504
	Mesa	1	71,030
	Phoenix	1	80,000
	Tucson	1	129,047

California	Fresno	1	232,072
	Hollister	1	175,325
	Lodi	1	400,340
	McClellan	1	160,534
	Menifee	2	157,146
	Morgan Hill	2	107,126
	Rancho Cordova	2	106,718
	Roseville	1	114,597
	Sacramento	8	976,557
	San Diego	1	205,440
	Stockton	3	263,716
	West Sacramento	2	291,780

Colorado	Grand Junction	1	82,800
	Johnstown	1	132,194
	Longmont	1	64,750
	Loveland	2	195,674

Connecticut	East Windsor	2	271,111
	Milford	2	367,700
	North Haven	3	824,727
	Wallingford	1	105,000

Delaware	New Castle	1	485,987

Florida	Daytona Beach	1	142,857
	Fort Myers	1	260,620
	Jacksonville	5	1,256,750
	Lake Worth	3	199,916
	Lakeland	1	215,280
	Orlando	2	370,900
	Tampa	1	78,560
	West Palm Beach	1	112,353

Georgia	Atlanta	1	175,532
	Augusta	1	203,726
	Buford	1	103,720
	Calhoun	1	151,200
	Dallas	1	92,807
	Forest Park	1	373,900
	LaGrange	1	323,368
	Lithonia	1	210,858

State	City	Number of Buildings	Total Rentable Square Feet
	Norcross	1	152,036
	Savannah	1	504,300
	Shannon	1	568,516
	Smyrna	1	102,150
	Statham	1	225,692
	Stone Mountain	1	78,000

Iowa	Ankeny	2	400,968
	Council Bluffs	1	90,000
	Des Moines	2	301,381
	Marion	1	95,500

Idaho	Idaho Falls	1	78,690

Illinois	Aurora	1	130,000
	Bartlett	1	207,575
	Batavia	3	261,318
	Belvidere	4	636,960
	Carol Stream	1	89,381
	Cary	1	79,049
	Crystal Lake	4	506,096
	Elgin	8	1,372,401
	Elmhurst	1	72,499
	Gurnee	1	338,740
	Harvard	1	126,304
	Hodgkins	2	518,109
	Itasca	3	311,355
	Lisle	1	105,925
	Machesney Park	1	80,000
	McHenry	2	169,311
	Montgomery	1	584,301
	New Lenox	3	506,536
	Saint Charles	1	102,000
	Sauk Village	1	375,785
	Schaumburg	1	67,817
	St. Charles	1	115,491
	Vernon Hills	1	95,486
	Waukegan	1	131,252
	West Chicago	7	955,432
	West Dundee	1	154,475
	Wood Dale	1	137,607

Indiana
	Elkhart	2	170,100
	Fort Wayne	1	108,800
	Goshen	1	366,000
	Greenwood	1	154,440
	Indianapolis	1	78,600
	Jeffersonville	2	1,155,832
	Lafayette	3	466,400
	Lebanon	3	2,230,323
	Marion	1	249,920
	Portage	2	786,249
	South Bend	1	225,000
	Whitestown	1	258,000
	Yoder	1	764,177

Kansas	Edwardsville	1	270,869
	Lenexa	3	581,059
	Olathe	2	725,839
	Wichita	3	248,550

State	City	Number of Buildings	Total Rentable Square Feet

Kentucky	Bardstown	1	102,318
	Danville	1	757,047
	Erlanger	1	108,620
	Florence	2	641,136
	Hebron	1	109,000

Louisiana	Baton Rouge	3	532,036
	Shreveport	1	420,259

Massachusetts	Andover	1	60,000
	Hudson	1	128,000
	Lawrence	1	91,333
	Malden	2	109,943
	Middleborough	1	80,100
	Norton	1	200,000
	South Easton	1	86,000
	Sterling	1	119,056
	Stoughton	2	258,213
	Westborough	1	121,700
	Wilmington	1	42,919
	Woburn	2	96,219

Maryland	Elkridge	1	167,223
	Hagerstown	3	1,424,620
	Hampstead	1	1,035,249
	Hunt Valley	1	46,867
	White Marsh	1	103,564

Maine	Biddeford	2	265,126
	Gardiner	1	265,000
	Lewiston	1	60,000
	Portland	1	100,600

Michigan	Belleville	1	160,464
	Canton	1	491,049
	Chesterfield	4	478,803
	Grand Rapids	4	656,262
	Holland	1	195,000
	Kentwood	3	455,177
	Lansing	4	770,425
	Livonia	2	285,306
	Marshall	1	57,025
	Novi	3	685,010
	Plymouth	1	125,214
	Redford	1	138,912
	Romulus	2	578,260
	Sterling Heights	1	108,000
	Walker	1	210,000
	Warren	4	981,540
	Wixom	1	126,720
	Zeeland	1	230,200

Minnesota	Blaine	1	248,816
	Bloomington	1	145,351
	Brooklyn Park	2	326,720
	Carlos	1	196,270
	Eagan	1	276,550
	Inver Grove Heigh	1	80,655
	Lakeville	1	360,000
	Maple Grove	2	207,875

State	City	Number of Buildings	Total Rentable Square Feet
	Mendota Heights	2	183,279
	New Hope	1	107,348
	Newport	1	83,000
	Oakdale	2	210,044
	Plymouth	3	357,085
	Savage	1	244,050
	Shakopee	2	296,589
	South Saint Paul	1	422,727
	St. Paul	1	316,636

Missouri	Berkeley	1	121,223
	Earth City	1	116,783
	Fenton	1	127,464
	Hazelwood	1	305,550
	Kansas City	3	1,378,000
	O’Fallon	2	186,854

Mississippi	Southaven	1	556,600

North Carolina	Catawba	1	137,785
	Charlotte	4	330,629
	Durham	1	80,600
	Garner	1	150,000
	Greensboro	2	261,909
	Huntersville	1	185,570
	Lexington	1	201,800
	Mebane	3	813,133
	Mocksville	1	129,600
	Mooresville	2	799,200
	Mountain Home	1	146,014
	Newton	1	217,200
	Pineville	1	75,400
	Rural Hall	1	250,000
	Salisbury	1	288,000
	Smithfield	1	307,845
	Troutman	1	301,000
	Winston-Salem	1	385,000
	Youngsville	1	365,000

Nebraska	Bellevue	1	370,000
	La Vista	1	178,368
	Omaha	5	464,558

New Hampshire	Londonderry	1	125,060
	Nashua	1	337,391

New Jersey	Branchburg	1	113,973
	Burlington	2	756,990
	Franklin Township	1	183,000
	Lumberton	1	120,000
	Moorestown	3	257,061
	Mt. Laurel	1	112,294
	Piscataway	1	101,381
	Swedesboro	1	123,962
	Westampton	1	189,434

New Mexico	Santa Teresa	1	92,325

Nevada	Fernley	1	183,435
	Las Vegas	2	157,388
	Paradise	2	80,422

State	City	Number of Buildings	Total Rentable Square Feet
	Reno	1	87,264
	Sparks	2	326,986

New York	Buffalo	1	117,000
	Cheektowaga	1	121,760
	Farmington	1	149,657
	Gloversville	3	211,554
	Johnstown	3	159,427
	Rochester	2	252,860
	Ronkonkoma	1	64,224

Ohio	Bedford Heights	1	173,034
	Boardman	1	176,930
	Canal Winchester	3	964,472
	Columbus	4	1,486,450
	Dayton	1	205,761
	Etna	1	1,232,149
	Fairborn	1	259,369
	Fairfield	2	364,948
	Gahanna	1	385,919
	Groveport	1	320,657
	Hilliard	1	237,500
	Macedonia	2	338,297
	Maple Heights	1	170,000
	Mason	1	116,200
	North Jackson	2	518,758
	Oakwood Village	1	75,000
	Salem	1	271,000
	Streetsboro	1	343,416
	Strongsville	2	341,561
	Toledo	1	177,500
	Twinsburg	2	426,974
	West Chester	2	967,368
	West Jefferson	1	857,390

Oklahoma	Oklahoma City	2	303,740
	Tulsa	2	309,600

Oregon	Beaverton	2	121,426
	Salem	2	155,900
	Sherwood	1	99,136
	Wilsonville	1	78,000

Pennsylvania	Allentown	3	454,784
	Burgettstown	1	455,000
	Charleroi	1	119,161
	Clinton	7	1,532,414
	Croydon	1	101,869
	Elizabethtown	1	206,236
	Export	1	138,270
	Hazleton	1	589,580
	Imperial	1	315,634
	Kulpsville	1	152,625
	Lancaster	1	240,528
	Langhorne	4	467,647
	Lebanon	1	211,358
	Mechanicsburg	3	747,054
	Muhlenberg Township	1	392,107
	New Galilee	1	410,389
	New Kensington	1	200,500
	New Kingstown	1	330,000

State	City	Number of Buildings	Total Rentable Square Feet
	O’Hara Township	1	887,084
	Pittston	1	437,446
	Reading	1	248,000
	Warrendale	1	179,394
	York	5	1,306,834

South Carolina	Columbia	1	185,600
	Duncan	3	996,841
	Edgefield	1	126,190
	Fountain Inn	3	685,360
	Gaffney	1	226,968
	Goose Creek	1	500,355
	Greenwood	2	175,055
	Greer	6	654,935
	Laurens	1	125,000
	Piedmont	7	1,387,556
	Rock Hill	3	720,120
	Simpsonville	3	1,138,494
	Spartanburg	9	1,802,623
	Summerville	1	88,583
	Wellford	1	233,433
	West Columbia	7	1,628,028

Tennessee	Chattanooga	3	646,200
	Cleveland	1	151,704
	Clinton	1	166,000
	Jackson	1	267,391
	Knoxville	3	441,310
	Lebanon	2	407,552
	Loudon	1	104,074
	Madison	1	418,406
	Mascot	2	321,120
	Memphis	2	1,331,075
	Murfreesboro	2	212,312
	Nashville	1	154,485
	Vonore	1	342,700

Texas	Arlington	2	290,324
	Cedar Hill	1	420,000
	Conroe	1	252,662
	El Paso	12	2,417,131
	Garland	1	253,900
	Grapevine	2	202,140
	Houston	10	1,412,059
	Humble	1	289,200
	Irving	1	120,900
	Katy	2	244,916
	Laredo	2	462,658
	McAllen	1	301,200
	Mission	1	270,084
	Rockwall	1	389,546
	Socorro	1	254,103
	Stafford	1	68,300
	Waco	1	66,400

Utah	Salt Lake City	1	172,847

Virginia	Chester	1	100,000
	Fredericksburg	1	140,555
	Harrisonburg	1	357,673
	Independence	1	120,000

State	City	Number of Buildings	Total Rentable Square Feet
	N. Chesterfield	1	109,520
	Norfolk	1	102,512
	Richmond	1	78,128

Washington	Ridgefield	1	141,400

Wisconsin	Appleton	1	152,000
	Caledonia	1	53,680
	Cudahy	1	128,000
	De Pere	1	200,000
	DeForest	1	262,521
	Delavan	2	146,400
	East Troy	1	149,624
	Elkhorn	1	78,540
	Franklin	1	156,482
	Germantown	4	520,163
	Hartland	1	121,050
	Hudson	1	139,875
	Janesville	1	700,000
	Kenosha	1	175,052
	Madison	2	283,000
	Mayville	1	339,179
	Mukwonago	1	157,438
	Muskego	1	81,230
	New Berlin	3	591,035
	Oak Creek	2	232,144
	Pewaukee	2	288,201
	Pleasant Prairie	1	105,637
	Sun Prairie	1	427,000
	Sussex	1	150,002
	West Allis	4	243,478
	Yorkville	1	98,151
	Total	591	116,627,125

Not reflected in the table above are 11 buildings under development.

As of December 31, 2024, one of our 591 buildings was encumbered by mortgage indebtedness totaling approximately $4.3 million (excluding unamortized deferred financing fees, debt issuance costs, and fair market value premiums or discounts). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2024.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	7.8%
Greenville, SC	5.1%
Minneapolis, MN	4.3%
Pittsburgh, PA	4.0%
Detroit, MI	3.9%
Columbus, OH	3.8%
South Central, PA	3.1%
Philadelphia, PA	2.8%
Boston, MA	2.5%
El Paso, TX	2.3%
Milwaukee, WI	2.3%
Kansas City, MO	2.1%
Charlotte, NC	2.1%
Houston, TX	2.0%
Sacramento, CA	2.0%
Indianapolis, IN	1.9%
Cincinnati, OH	1.8%
Cleveland, OH	1.8%
Columbia, SC	1.4%
Grand Rapids, MI	1.4%
Total	58.4%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2024.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.3%
Containers & Packaging	7.9%
Automobile Components	6.2%
Machinery	6.2%
Commercial Services & Supplies	5.5%
Trading Companies & Distribution (Industrial Goods)	5.5%
Distributors (Consumer Goods)	4.6%
Building Products	4.6%
Consumer Staples Distribution	3.8%
Broadline Retail	3.7%
Household Durables	3.2%
Media	3.0%
Specialty Retail	2.9%
Beverages	2.5%
Food Products	2.4%
Chemicals	1.9%
Ground Transportation	1.9%
Electronic Equip, Instruments	1.8%
Electrical Equipment	1.7%
Automobiles	1.6%
Total	82.2%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2024.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.9%
American Tire Distributors, Inc.	7	1.0%
Soho Studio, LLC	1	0.9%
Schneider Electric USA, Inc.	4	0.8%
CHEP USA	6	0.8%
Tempur Sealy International, Inc.	2	0.7%
The Coca-Cola Company	3	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.7%
Penguin Random House, LLC	1	0.7%
Kenco Logistic Services, LLC	3	0.7%
FedEx Corporation	4	0.7%
Penske Truck Leasing Co. LP	3	0.7%
WestRock Company	6	0.6%
Lippert Component Manufacturing	4	0.6%
DHL Supply Chain	4	0.6%
GXO Logistics, Inc.	2	0.6%
DS Smith North America	2	0.6%
Carolina Beverage Group	3	0.6%
AFL Telecommunications LLC	2	0.6%
Total	71	16.2%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2024, our Weighted Average Lease Term was approximately 4.3 years. The following table summarizes lease expirations for leases in place as of December 31, 2024, plus available space, for each of the ten calendar years beginning with 2025 and thereafter in our portfolio.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet(2)	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,129,694	—	$—	—
Month-to-month leases	2	25,074	—%	94	—%
2025	68	6,952,923	6.2%	36,794	5.8%
2026	141	19,114,923	17.0%	106,583	16.9%
2027	135	17,651,939	15.7%	97,438	15.5%
2028	108	13,722,797	12.2%	76,516	12.2%
2029	102	16,118,441	14.3%	90,055	14.3%
2030	64	10,555,306	9.4%	60,194	9.6%
2031	57	10,124,299	9.0%	54,153	8.6%
2032	24	3,542,922	3.1%	24,588	3.9%
2033	21	3,434,154	3.1%	19,669	3.1%
2034	14	3,478,855	3.1%	24,005	3.8%
Thereafter	31	7,775,798	6.9%	39,635	6.3%
Total	767	116,627,125	100.0%	$629,724	100.0%
(1)Leases previously scheduled to expire in 2024, totaling approximately 8.5 million square feet, have been amended to extend their lease expiration date as of December 31, 2024.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 11, 2025, we had 71 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

All issuances of unregistered securities during the quarter ended December 31, 2024, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	850	$39.09	—	$—
November 1, 2024 - November 30, 2024	—	$—	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—
Total/weighted average	850	$39.09	—	$—
(1)Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2019 to December 31, 2024 and assumes that $100 was invested in our common stock and in each index on December 31, 2019 and that all dividends were reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2019 with dividends reinvested
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$118.40
$104.19
$92.43
$165.73
$152.39
$132.23
$124.79
$116.52
$99.82
$157.59
$147.63
$113.54
$197.02
$132.34
$123.47
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
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

As of December 31, 2024, we owned 591 buildings in 41 states with approximately 116.6 million rentable square feet. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant.

As of December 31, 2024, our buildings were approximately 96.5% leased, with no single tenant accounting for more than approximately 2.9% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.3% of our total annualized base rental revenue.

We own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2024, we owned approximately 98.0% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 2.0%.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, real GDP has increased for nine consecutive quarters with the most recent measure showing 3.1% growth in the third quarter of 2024. Labor conditions are slowing but holding solid with a 4.1% unemployment rate as of December 2024. The general consensus among economists is low growth in the United States with a continued historically elevated risk of recession. While the macro-economic conditions will evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will benefit on a relative basis from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions positively affect U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed since 2022.

We believe that the current economic environment, while volatile, will provide us with an opportunity to demonstrate the diversification of our portfolio. Specifically, we believe our existing portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including our minimal floating rate debt exposure (taking into account our hedging activities), strong banking relationships, strong liquidity, and access to capital.

Due to demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure, we expect industrial-specific trends to support stronger long term demand, including:

•the continued growth of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;

•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, policies that promote domestic and regional manufacturing onshoring and nearshoring, a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to have strong occupancy and benefits from geographic diversity throughout the national industrial market. Demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates, while rising, remain low by historical standards in many markets. The supply pipeline remains robust, albeit smaller and, in certain market, concentrated in very large warehouses. Construction starts continue to decline as a result of both moderating demand and volatile capital markets. The volatile global and U.S. macro-economic trends could be a notable headwind and could result in relatively less demand for space, increased credit loss, and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

On October 22, 2024, American Tire Distributors, Inc. (“ATD”), a tenant that accounts for approximately 1% of our total annualized base rental revenue as of December 31, 2024, voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. ATD leases seven buildings from us totaling 840,658 square feet. Annualized base rental revenue for the seven buildings is approximately $6.1 million as of December 31, 2024. ATD’s bankruptcy filings indicate an intent to continue operations and to sell its assets to its current lender group. The contemplated transaction would eliminate a significant amount of debt and should provide the reorganized business with access to new capital. ATD is current on its rent obligations to us. While the sale and reorganization may not be successful and pursuant to the sale and reorganization ATD could assume or reject any or all of the seven leases (including after closing of the sale of ATD to its lenders), we do not currently believe that the tenant’s bankruptcy is reasonably likely to have a material adverse effect on our results of operations or financial condition.

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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2024. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	Straight-line Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	Straight-line Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Year ended December 31, 2024
New Leases	2,861,955	$5.63	$5.80	$1.97	22.6%	31.1%	4.5	$0.87
Renewal Leases	10,675,681	$6.23	$6.60	$1.23	29.8%	44.5%	4.7	$0.14
Total/weighted average	13,537,636	$6.10	$6.43	$1.39	28.3%	41.8%	4.7	$0.29
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

Additionally, for the year ended December 31, 2024, leases related to the Value Add Portfolio and first generation leasing, with a total of 622,332 square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 5.8% of our total annualized base rental revenue will expire during the period from January 1, 2025 to December 31, 2025, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions.  Using the aforementioned assumptions, we expect that, overall, the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period January 1, 2025 to December 31, 2025, thereby resulting in an increase in revenue from the same space.

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

Interest in Joint Ventures

We have equity interests in consolidated joint ventures that are primarily engaged in the development and operation of industrial real estate properties. We evaluated the joint ventures under the variable interest entity (“VIE”) model of consolidation and determined that the joint ventures are not VIEs. Accordingly, we determined to account for our interest in the joint ventures under the voting interest model of consolidation, as we have a majority voting interest and financial control. Control is determined using accounting standards related to the consolidation of joint ventures and VIEs. The evaluation of control includes a review of the entity’s governing documents and our rights and obligations. In determining whether we have a controlling financial interest in a joint venture, we consider various factors, including the percentage of voting interests owned, the ability to direct the activities that most significantly impact the entity’s economic performance, and the extent of our exposure to the entity’s returns. We also consider whether other parties hold substantive participating rights or protective rights that would preclude consolidation. We reevaluate our consolidation conclusions on an ongoing basis and upon occurrence of certain significant events under the accounting standards consolidation guidance.

The assets and liabilities of the consolidated joint ventures are included in the accompanying Consolidated Balance Sheets, and the joint ventures’ results of operations are included in the accompanying Consolidated Statements of Operations. Each joint venture partner’s share of its joint venture is reflected as noncontrolling interest in the accompanying consolidated financial statements.

Our interest in the joint ventures is recognized under the hypothetical liquidation at book value model. Under this model, our earnings from and equity interest in the joint ventures are recorded based on our proportionate share of the ownership of the joint venture, after giving effect to incentive fees earned by the joint venture partner.

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. As of December 31, 2024, our goodwill of approximately $4.9 million represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We have recorded no impairments to goodwill as of December 31, 2024.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. See Note 4 in the accompanying Notes to Consolidated Financial Statements for the fair value of our indebtedness. See Note 5 in the accompanying Notes to Consolidated Financial Statements for the fair value of our interest rate swaps.

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

Results of Operations

The following discussion of the results of our same store (as defined below) net operating income (“NOI”) should be read in conjunction with our consolidated financial statements included in this report. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below. Same store results are useful to investors in evaluating our performance because they provide information relating to changes in building-level operating performance without taking into account the effects of acquisitions or dispositions. We encourage the reader to not only look at our same store results, but also our total portfolio results, due to historic and future growth.

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after January 1, 2023. On December 31, 2024, we owned 535 industrial buildings consisting of approximately 106.4 million square feet, which represents approximately 91.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.3% to 97.2% as of December 31, 2024 compared to 98.5% as of December 31, 2023.

Discussions of selected operating information for our same store portfolio and our total portfolio for the comparison of the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 13, 2024.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2024 and 2023 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2024 and 2023 with respect to the buildings acquired and sold after January 1, 2023, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023, Value Add Portfolio buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2024	2023	$	%	2024	2023	2024	2023	2024	2023	$	%
Revenue
Operating revenue
Rental income	$701,071	$670,880	$30,191	4.5%	$35,928	$17,391	$25,893	$16,889	$762,892	$705,160	$57,732	8.2%
Other income	235	246	(11)	(4.5)%	244	504	4,013	1,925	4,492	2,675	1,817	67.9%
Total operating revenue	701,306	671,126	30,180	4.5%	36,172	17,895	29,906	18,814	767,384	707,835	59,549	8.4%
Expenses
Property	140,293	133,586	6,707	5.0%	8,633	3,235	5,902	2,775	154,828	139,596	15,232	10.9%
Net operating income(1)	$561,013	$537,540	$23,473	4.4%	$27,539	$14,660	$24,004	$16,039	612,556	568,239	44,317	7.8%
Other expenses
General and administrative									49,202	47,491	1,711	3.6%
Depreciation and amortization									293,077	278,447	14,630	5.3%
Loss on impairment									4,967	—	4,967	100.0%
Other expenses									2,332	4,693	(2,361)	(50.3)%
Total other expenses									349,578	330,631	18,947	5.7%
Total expenses									504,406	470,227	34,179	7.3%
Other income (expense)
Interest and other income									44	68	(24)	(35.3)%
Interest expense									(113,169)	(94,575)	(18,594)	19.7%
Debt extinguishment and modification expenses									(703)	—	(703)	100.0%
Gain on involuntary conversion									11,843	—	11,843	100.0%
Gain on the sales of rental property, net									32,273	54,100	(21,827)	(40.3)%
Total other income (expense)									(69,712)	(40,407)	(29,305)	72.5%
Net income									$193,266	$197,201	$(3,935)	(2.0)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $3.9 million or 2.0% to approximately $193.3 million for the year ended December 31, 2024 compared to approximately $197.2 million for the year ended December 31, 2023.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $30.2 million or 4.5% to approximately $701.1 million for the year ended December 31, 2024 compared to approximately $670.9 million for the year ended December 31, 2023.

Same store lease income increased approximately $22.0 million or 4.0% to approximately $568.6 million for the year ended December 31, 2024 compared to approximately $546.6 million for the year ended December 31, 2023. The increase was primarily due to an increase in rental income of approximately $31.1 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $5.3 million due to tenant vacancies, and a net increase in the amortization of net above market leases of approximately $0.7 million. Additionally, there was a decrease in same store lease income of approximately $3.1 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. For those leases that are not probable of collection, we convert to the cash basis of accounting. During the year ended December 31, 2024, management determined certain leases should be converted from the accrual basis of accounting to the cash basis of accounting, which accounts for an approximately $1.3 million decrease during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Additionally, management converted certain leases from the cash basis of accounting back to the accrual basis of accounting during the year ended December 31, 2023, for which approximately $1.8 million of straight-line accrued rental balance was reinstated.

Same store other billings increased approximately $8.2 million or 6.6% to approximately $132.5 million for the year ended December 31, 2024 compared to approximately $124.3 million for the year ended December 31, 2023. The increase was attributable to an increase of approximately $5.3 million in other expense reimbursements which was primarily due to an increase in corresponding expenses. The increase was also attributable to an increase of approximately $2.9 million of real estate tax reimbursements due to an increase in real estate taxes levied by the taxing authority for certain tenants for which we pay the real estate taxes on their behalf, changes to lease terms where we began paying the real estate taxes on behalf of tenants that had previously paid the taxes directly to the taxing authorities, and occupancy of previously vacant buildings.

Same Store Operating Expenses

Same store operating expenses consists primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased approximately $6.7 million or 5.0% to approximately $140.3 million for the year ended December 31, 2024 compared to approximately $133.6 million for the year ended December 31, 2023. This increase was due to increases in real estate tax, other, insurance, repairs and maintenance, and snow removal expenses of approximately $3.4 million, $1.3 million, $0.9 million, $0.7 million, and $0.7 million, respectively. These increases were partially offset by a reduction of utilities expense of approximately $0.3 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2023, we acquired 39 buildings consisting of approximately 6.7 million square feet (excluding nine buildings that were included in the Value Add Portfolio at December 31, 2024 or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023), and sold 20 buildings consisting of approximately 3.7 million square feet. For the years ended December 31, 2024 and December 31, 2023, the buildings acquired after January 1, 2023 contributed approximately $27.1 million and $3.2 million to NOI, respectively. For the years ended December 31, 2024 and December 31, 2023, the buildings sold after January 1, 2023 contributed approximately $0.4 million and $11.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Our other assets include our Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2023. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $18.7 million and $12.2 million to NOI for the years ended December 31, 2024 and December 31, 2023, respectively. Additionally, there was approximately $5.3 million and $3.8 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2024 and December 31, 2023, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $18.9 million or 5.7% for the year ended December 31, 2024 to approximately $349.6 million compared to approximately $330.6 million for the year ended December 31, 2023. This increase was primarily attributable to an increase in depreciation and amortization of approximately $14.6 million due to an increase in the depreciable asset base from net acquisitions after December 31, 2023. Additionally, a loss on impairment of approximately $5.0 million was recognized during the year ended December 31, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the year ended December 31, 2023. Additionally, general and administrative expenses increased by approximately $1.7 million primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in other expenses of approximately $2.4 million, which was primarily attributed to the relinquishment of an acquisition deposit of approximately $2.5 million related to the termination of an acquisition contract during the year ended December 31, 2023 that did not recur during the year ended December 31, 2024.

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

Total other expense increased approximately $29.3 million or 72.5% to approximately $69.7 million for the year ended December 31, 2024 compared to approximately $40.4 million for the year ended December 31, 2023. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $21.8 million. This increase was also attributable to an increase in interest expense of approximately $18.6 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. This increase was also attributable to an increase in debt extinguishment and modification expenses of approximately $0.7 million related to the unsecured term loan amendment and the 2024 Credit Agreement (as defined below) amendment during the year ended December 31, 2024, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. These increases were partially offset by an increase in gain on involuntary conversion of approximately $11.8 million during the year ended December 31, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the year ended December 31, 2023.

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

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our buildings that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our buildings, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other REITs may not calculate FFO in accordance with the Nareit definition, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table summarizes a reconciliation of our FFO attributable to common stockholders and unit holders for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2024	2023	2022
Net income	$193,266	$197,201	$182,234
Rental property depreciation and amortization	292,781	278,216	274,823
Loss on impairment	4,967	—	1,783
Gain on the sales of rental property, net	(32,273)	(54,100)	(57,487)
FFO	$458,741	$421,317	$401,353
Amount allocated to restricted shares of common stock and unvested units	(533)	(546)	(558)
FFO attributable to common stockholders and unit holders	$458,208	$420,771	$400,795

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

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2024	2023	2022
Net income	$193,266	$197,201	$182,234
General and administrative	49,202	47,491	46,958
Depreciation and amortization	293,077	278,447	275,040
Interest and other income	(44)	(68)	(103)
Interest expense	113,169	94,575	78,018
Loss on impairment	4,967	—	1,783
Gain on involuntary conversion	(11,843)	—	—
Debt extinguishment and modification expenses	703	—	838
Other expenses	2,332	4,693	4,363
Gain on the sales of rental property, net	(32,273)	(54,100)	(57,487)
Net operating income	$612,556	$568,239	$531,644

Cash Flows
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following table summarizes our cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2024	2023	$	%
Net cash provided by operating activities	$460,292	$391,092	$69,200	17.7%
Net cash used in investing activities	$731,058	$320,346	$410,712	128.2%
Net cash provided by (used in) financing activities	$286,291	$(75,667)	$361,958	478.4%

Net cash provided by operating activities increased approximately $69.2 million to approximately $460.3 million for the year ended December 31, 2024, compared to approximately $391.1 million for the year ended December 31, 2023. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2023, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2023 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased approximately $410.7 million to approximately $731.1 million for the year ended December 31, 2024, compared to approximately $320.3 million for the year ended December 31, 2023. The increase was primarily attributable to the acquisition rental property during the year ended December 31, 2024 of approximately $706.6 million, compared to the acquisition of rental property during the year ended December 31, 2023 of approximately $321.9 million. Additionally, there was an increase in cash paid for additions of land and building and improvements related to development and other capital expenditures of approximately $42.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. These increases were partially offset by an increase in proceeds from sales of rental property, net of approximately $20.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net cash provided by (used in) financing activities increased approximately $362.0 million to approximately $286.3 million net cash provided by financing activities for the year ended December 31, 2024, compared to approximately $75.7 million net cash used in financing activities for the year ended December 31, 2023. This increase was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024, as discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements. Additionally there was an increase of approximately $97.8 million in proceeds from sales of common stock, net during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was also attributable to the redemption of $100.0 million of unsecured notes on January 5, 2023 compared to the redemption of $50.0 million of unsecured notes on October 1, 2024. These increases were partially offset by a decrease in net borrowings of approximately $220.0 million under our unsecured credit facility and an increase of approximately $7.4 million in dividends and distributions paid during the year ended December 31, 2024 compared to the year ended December 31, 2023. Additionally, there was an increase of approximately $12.2 million in payments of loan fees and costs during the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to the 2024 Credit Agreement (as defined below) that was entered into on September 10, 2024, as discussed in Note 4 to the accompanying Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
We believe that our liquidity needs will be satisfied through cash flows generated by operations, disposition proceeds, and financing activities. Operating cash flow from rental income, expense recoveries from tenants, and other income from operations are our principal sources of funds to pay operating expenses, debt service, recurring capital expenditures, and the distributions required to maintain our REIT qualification. We primarily rely on the capital markets (equity and debt securities and bank borrowings) to fund our acquisition activity. We seek to increase cash flows from our properties by maintaining quality building standards that promote high occupancy rates and permit increases in rental rates, while reducing tenant turnover and controlling operating expenses. We believe that our revenue, together with proceeds from building sales and equity and debt financings, will continue to provide funds for our short-term and medium-term liquidity needs.

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

As of December 31, 2024, we had total immediate liquidity of approximately $623.1 million, comprised of approximately $36.3 million of cash and cash equivalents and approximately $586.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding
The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2024.

Indebtedness (dollars in thousands)	Principal Outstanding as of December 31, 2024 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$409,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	409,000

Unsecured term loans:
Unsecured Term Loan F(5)	200,000	2.96%	March 23, 2029	i
Unsecured Term Loan G	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.51%	January 25, 2028	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,152)
Total carrying value unsecured term loans, net	1,021,848

Unsecured notes:
Series D Unsecured Notes	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Total unsecured notes	1,600,000
Total unamortized deferred financing fees and debt issuance costs	(5,908)
Total carrying value unsecured notes, net	1,594,092

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,322	3.71%	October 1, 2039	ii
Total mortgage note	4,322
Net unamortized fair market value discount	(127)
Total carrying value mortgage note, net	4,195
Total / weighted average interest rate(6)	$3,029,135	3.98%
(1)Interest rate as of December 31, 2024. At December 31, 2024, the one-month Term SOFR was 4.33249%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of December 31, 2024, one-month Term SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98%.
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
(5)The initial maturity date of the Unsecured Term Loan F is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by us in our discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i)

absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility and unsecured term loans as of December 31, 2024 was approximately $586.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On October 1, 2024, we redeemed in full at maturity the $50.0 million in aggregate principal amount of the Series A Unsecured Notes with a fixed interest rate of 4.98%.

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

The following table summarizes our debt capital structure as of December 31, 2024.

Debt Capital Structure	December 31, 2024
Total principal outstanding (in thousands)	$3,038,322
Weighted average duration (years)	4.5
% Secured debt	0.1%
% Debt maturing next 12 months	5.8%
Net Debt to Real Estate Cost Basis(1)	38.0%
(1)“Net Debt” means amounts outstanding under our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note, less cash and cash equivalents. “Real Estate Cost Basis” means the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

As of December 31, 2024, we were in compliance with the applicable financial covenants.

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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of December 31, 2024.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$510,513

The following tables summarize the activity for shares sold on a forward basis (including under the ATM common stock offering program) and settled during the three months and year ended December 31, 2024. We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share(2)
Forward Sale Agreements Outstanding at September 30, 2024	4,228,508	165,841
New forward sale agreements	79,500	3,109	$39.12	$38.73	$0.39
Forward sale agreements settled(3)	(4,308,008)	(168,950)				$38.93
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)Reflects amount we received per share upon settlement of the forward sale. From a forward sale until its settlement, the net proceeds (that is, gross sales proceeds net the sales commission) increase by an interest rate factor, a portion of which is retained by the equity distribution agent.
(3)We physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $167.7 million.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share (1)	Net Proceeds Received Per Share (2)
Forward Sale Agreements Outstanding at December 31, 2021	1,200,000	$50,243
Forward sale agreements settled(3)	(1,200,000)	(50,243)				$41.39
Forward Sale Agreements Outstanding at December 31, 2022	—	—
New forward sale agreements	2,817,993	103,483	$36.72	$36.36	$0.36
Forward sale agreements settled(3)	(1,717,993)	(61,683)				$35.60
Forward Sale Agreements Outstanding at December 31, 2023	1,100,000	41,800
New forward sale agreements	3,208,008	127,150	$39.64	$39.23	$0.41
Forward sale agreements settled(3)	(4,308,008)	(168,950)				$38.93
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)Reflects amount we received per share upon settlement of the forward sale. From a forward sale until its settlement, the net proceeds (that is, gross sales proceeds net the sales commission) increase by an interest rate factor, a portion of which is retained by the equity distribution agent
(3)We physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $167.7 million, $61.2 million, and $49.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Noncontrolling Interests

We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2024, we owned approximately 98.0% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in our Operating Partnership owned the remaining 2.0%.

On December 13, 2024, we formed a joint venture with a third party that is primarily engaged in the development and eventual operation of two industrial real estate properties located in Concord, North Carolina. At December 31, 2024, we held a 90% interest and the third party held the remaining 10% interest in the joint venture.

On August 8, 2024, we formed a joint venture with a third party that is primarily engaged in the development and eventual operation of an industrial real estate property located in Reno, Nevada. At December 31, 2024, we held a 95% interest and the third party held the remaining 5% interest in the joint venture.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2024, we had 21 interest rate swaps outstanding that were in an asset position of approximately $36.5 million, including any adjustment for nonperformance risk related to these agreements.

During the year ended December 31, 2024, we entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027.

As of December 31, 2024, we had approximately $1.4 billion of variable rate debt. As of December 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of December 31, 2024, we had letters of credit related to development projects and certain other agreements of approximately $4.2 million. As of December 31, 2024, we had no other material off-balance sheet arrangements.

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

As of December 31, 2024, we had $1.4 billion of variable rate debt. As of December 31, 2024, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $409.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $409.0 million on our unsecured credit facility for the year ended December 31, 2024, our interest expense would have increased by approximately $4.1 million for the year ended December 31, 2024.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this report.

Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the quarter ended December 31, 2024, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). Similarly, in that same time period, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)

Exhibit Number	Description of Document
4.1	Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 16, 2022)
10.1	Second Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2023 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 15, 2023)
10.2	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)*
10.3	Amendment to the 2011 Equity Incentive Plan, dated as of April 25, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 28, 2023)*
10.4	Form of LTIP Unit Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*
10.5	Form of Performance Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*
10.6	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021)*
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

10.15	Unsecured Term Loan F: Second Amended and Restated Term Loan Agreement, dated as of March 25, 2024 (incorporated by referenced to the Current Report on Form 8-K filed with the SEC on March 28, 2024)
10.16	Unsecured Term Loan G: Amended and Restated Term Loan Agreement, dated as of September 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 8, 2022)
10.17	Unsecured Term Loan H: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.18	Unsecured Term Loan I: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
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

Exhibit Number	Description of Document
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
10.29
Series L Unsecured Notes, Series M Unsecured Notes, Series N Unsecured Notes: Note Purchase Agreement, dated as of March 13, 2024 (incorporated by reference to the Current Report on Form 8-K filed with SEC on March 18, 2024)

19.1	Insider Trading Policy (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 13, 2024)
21.1	Subsidiaries of STAG Industrial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 13, 2024)
101	The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.
Dated: February 12, 2025
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

Date	Signature	Title

February 12, 2025	/s/ William R. Crooker	President, Chief Executive Officer and Director (principal executive officer)
William R. Crooker

February 12, 2025	/s/ Benjamin S. Butcher	Director
Benjamin S. Butcher

February 12, 2025	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 12, 2025	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 12, 2025	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 12, 2025	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 12, 2025	/s/ Larry T. Guillemette	Chairman of the Board
Larry T. Guillemette

February 12, 2025	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 12, 2025	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 12, 2025	/s/ Hans S. Weger	Director
Hans S. Weger

February 12, 2025	/s/ Vicki Lundy Wilbon	Director
Vicki Lundy Wilbon

February 12, 2025	/s/ Matts S. Pinard	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
Matts S. Pinard

February 12, 2025	/s/ Jaclyn M. Paul	Chief Accounting Officer (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions for total consideration of $710.3 million during the year ended December 31, 2024. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

The principal considerations for our determination that performing procedures relating to purchase price accounting is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to rental rates, discount rates, exit capitalization rates, and land value per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over management’s valuation of the assets acquired and liabilities assumed. These procedures also included, among others, for a sample of acquisitions (i) reading the purchase agreements; (ii) testing management’s process for developing the valuation of the assets acquired and liabilities assumed; (iii) evaluating the appropriateness of the models used by management; (iv) testing the completeness and accuracy of underlying data used in the models; and (v) evaluating the reasonableness of the significant assumptions used by management related to rental rates, discount rates, exit capitalization rates, and land value per square foot. Evaluating management’s assumptions related to rental rates, discount rates, exit capitalization rates, and land value per square foot involved evaluating whether the assumptions used by management were reasonable considering consistency with external market data or comparable transactions. For certain acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the models used by management and (ii) the reasonableness of the significant assumptions used by management related to rental rates, discount rates, exit capitalization rates, and land value per square foot.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2025

We have served as the Company’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Rental Property:
Land	$771,794	$698,633
Buildings and improvements, net of accumulated depreciation of $1,085,866 and $921,846, respectively	5,295,120	4,838,522
Deferred leasing intangibles, net of accumulated amortization of $386,627 and $360,094, respectively	428,865	435,722
Total rental property, net	6,495,779	5,972,877
Cash and cash equivalents	36,284	20,741
Restricted cash	1,109	1,127
Tenant accounts receivable	136,357	128,274
Prepaid expenses and other assets	96,189	80,455
Interest rate swaps	36,466	50,418
Operating lease right-of-use assets	31,151	29,566
Total assets	$6,833,335	$6,283,458
Liabilities and Equity
Liabilities:
Unsecured credit facility	$409,000	$402,000
Unsecured term loans, net	1,021,848	1,021,773
Unsecured notes, net	1,594,092	1,195,872
Mortgage note, net	4,195	4,401
Accounts payable, accrued expenses and other liabilities	126,811	83,152
Tenant prepaid rent and security deposits	56,173	44,238
Dividends and distributions payable	23,469	22,726
Deferred leasing intangibles, net of accumulated amortization of $31,368 and $26,613, respectively	33,335	29,908
Operating lease liabilities	35,304	33,577
Total liabilities	3,304,227	2,837,647
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2024 and December 31, 2023; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2024 and December 31, 2023, 186,517,523 and 181,690,867 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,865	1,817
Additional paid-in capital	4,449,964	4,272,376
Cumulative dividends in excess of earnings	(1,029,757)	(948,720)
Accumulated other comprehensive income	35,579	49,207
Total stockholders’ equity	3,457,651	3,374,680
Noncontrolling interest in operating partnership	69,932	71,131
Noncontrolling interest in joint ventures	1,525	—
Total equity	3,529,108	3,445,811
Total liabilities and equity	$6,833,335	$6,283,458

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2024	2023	2022
Revenue
Rental income	$762,892	$705,160	$654,377
Other income	4,492	2,675	2,968
Total revenue	767,384	707,835	657,345
Expenses
Property	154,828	139,596	125,701
General and administrative	49,202	47,491	46,958
Depreciation and amortization	293,077	278,447	275,040
Loss on impairment	4,967	—	1,783
Other expenses	2,332	4,693	4,363
Total expenses	504,406	470,227	453,845
Other income (expense)
Interest and other income	44	68	103
Interest expense	(113,169)	(94,575)	(78,018)
Debt extinguishment and modification expenses	(703)	—	(838)
Gain on involuntary conversion	11,843	—	—
Gain on the sales of rental property, net	32,273	54,100	57,487
Total other income (expense)	(69,712)	(40,407)	(21,266)
Net income	193,266	197,201	182,234
Less: income attributable to noncontrolling interest in operating partnership	4,046	4,356	3,908
Net income attributable to STAG Industrial, Inc.	189,220	192,845	178,326
Less: amount allocated to participating securities	182	212	237
Net income attributable to common stockholders	$189,038	$192,633	$178,089

Weighted average common shares outstanding — basic	182,160	180,221	178,753
Weighted average common shares outstanding — diluted	182,404	180,555	178,940

Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.04	$1.07	$1.00
Net income per share attributable to common stockholders — diluted	$1.04	$1.07	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$193,266	$197,201	$182,234
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(13,919)	(21,774)	84,086
Other comprehensive income (loss)	(13,919)	(21,774)	84,086
Comprehensive income	179,347	175,427	266,320
Income attributable to noncontrolling interest	(4,046)	(4,356)	(3,908)
Other comprehensive (income) loss attributable to noncontrolling interest	291	481	(1,803)
Comprehensive income attributable to STAG Industrial, Inc.	$175,592	$171,552	$260,609

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Balance, December 31, 2021	$—	177,769,342	$1,777	$4,130,038	$(792,332)	$(11,783)	$3,327,700	$65,887	$—	$3,393,587
Proceeds from sales of common stock, net	—	1,328,335	13	54,931	—	—	54,944	—	—	54,944
Dividends and distributions, net ($1.46 per share/unit)	—	—	—	—	(261,359)	—	(261,359)	(5,832)	—	(267,191)
Non-cash compensation activity, net	—	52,809	1	2,832	(780)	—	2,053	8,468	—	10,521
Redemption of common units to common stock	—	98,494	1	1,856	—	—	1,857	(1,857)	—	—
Rebalancing of noncontrolling interest	—	—	—	(980)	—	—	(980)	980	—	—
Other comprehensive income	—	—	—	—	—	82,283	82,283	1,803	—	84,086
Net income	—	—	—	—	178,326	—	178,326	3,908	—	182,234
Balance, December 31, 2022	—	179,248,980	1,792	4,188,677	(876,145)	70,500	3,384,824	73,357	—	3,458,181
Proceeds from sales of common stock, net	—	1,967,009	20	69,436	—	—	69,456	—	—	69,456
Dividends and distributions, net ($1.47 per share/unit)	—	—	—	—	(265,337)	—	(265,337)	(2,672)	—	(268,009)
Non-cash compensation activity, net	—	102,704	1	1,748	(83)	—	1,666	9,090	—	10,756
Redemption of common units to common stock	—	372,174	4	6,997	—	—	7,001	(7,001)	—	—
Rebalancing of noncontrolling interest	—	—	—	5,518	—	—	5,518	(5,518)	—	—
Other comprehensive loss	—	—	—	—	—	(21,293)	(21,293)	(481)	—	(21,774)
Net income	—	—	—	—	192,845	—	192,845	4,356	—	197,201
Balance, December 31, 2023	—	181,690,867	1,817	4,272,376	(948,720)	49,207	3,374,680	71,131	—	3,445,811
Proceeds from sales of common stock, net	—	4,308,008	43	167,176	—	—	167,219	—	$—	167,219
Dividends and distributions, net ($1.48 per share/unit)	—	—	—	—	(270,021)	—	(270,021)	(5,644)	—	(275,665)
Non-cash compensation activity, net	—	78,098	1	3,724	(236)	—	3,489	7,382	—	10,871
Redemption of common units to common stock	—	440,550	4	8,157	—	—	8,161	(8,161)	—	—
Rebalancing of noncontrolling interest	—	—	—	(1,469)	—	—	(1,469)	1,469	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	1,525	1,525
Other comprehensive loss	—	—	—	—	—	(13,628)	(13,628)	(291)	—	(13,919)
Net income	—	—	—	—	189,220	—	189,220	4,046	—	193,266
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$193,266	$197,201	$182,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,077	278,447	275,040
Loss on impairment	4,967	—	1,783
Gain on involuntary conversion	(11,843)	—	—
Non-cash portion of interest expense	4,506	3,905	3,747
Amortization of above and below market leases, net	(602)	(887)	(352)
Straight-line rent adjustments, net	(14,447)	(16,648)	(17,610)
Debt extinguishment and modification expenses	36	—	21
Gain on the sales of rental property, net	(32,273)	(54,100)	(57,487)
Non-cash compensation expense	11,740	11,486	12,068
Change in assets and liabilities:
Tenant accounts receivable	4,607	1,915	(6,438)
Prepaid expenses and other assets	(27,425)	(23,870)	(21,870)
Accounts payable, accrued expenses and other liabilities	22,748	(9,237)	13,531
Tenant prepaid rent and security deposits	11,935	2,880	3,264
Total adjustments	267,026	193,891	205,697
Net cash provided by operating activities	460,292	391,092	387,931
Cash flows from investing activities:
Additions of land and buildings and improvements	(150,445)	(107,856)	(111,653)
Acquisitions of land and buildings and improvements	(624,722)	(303,991)	(421,784)
Acquisitions of other assets	(243)	—	(2,134)
Acquisitions of operating lease right-of-use assets	(3,554)	—	(3,541)
Proceeds from sales of rental property, net	126,479	105,602	135,348
Acquisitions of tenant prepaid rent	—	511	445
Acquisition deposits, net	(450)	3,850	1,428
Acquisitions of deferred leasing intangibles	(81,677)	(18,462)	(49,174)
Acquisitions of operating lease liabilities	3,554	—	3,541
Net cash used in investing activities	(731,058)	(320,346)	(447,524)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,976,000	1,167,000	1,288,000
Repayment of unsecured credit facility	(1,969,000)	(940,000)	(1,409,000)
Proceeds from unsecured term loans	—	—	375,000
Repayment of unsecured term loans	—	—	(325,000)
Proceeds from unsecured notes	450,000	—	400,000
Repayment of unsecured notes	(50,000)	(100,000)	—
Repayment of mortgage notes	(215)	(3,503)	(46,943)
Payment of loan fees and costs	(12,456)	(270)	(5,211)
Dividends and distributions	(274,920)	(267,567)	(266,817)
Proceeds from sales of common stock, net	167,278	69,485	54,753
Repurchase and retirement of share-based compensation	(1,047)	(812)	(1,596)
Contributions from noncontrolling interest in joint ventures	651	—	—
Net cash provided by (used in) financing activities	286,291	(75,667)	63,186
Increase (decrease) in cash and cash equivalents and restricted cash	15,525	(4,921)	3,593
Cash and cash equivalents and restricted cash—beginning of period	21,868	26,789	23,196
Cash and cash equivalents and restricted cash—end of period	$37,393	$21,868	$26,789
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $2,268, $2,600, and $1,456 for 2024, 2023, and 2022, respectively	$108,817	$89,979	$72,740
Supplemental schedule of non-cash investing and financing activities
Additions of land and buildings and improvements	$—	$—	$(2,674)
Transfer of other assets to building and other capital improvements	$—	$—	$2,674
Acquisitions of land and buildings and improvements	$(3,330)	$(66)	$—
Acquisitions of deferred leasing intangibles	$(357)	$(6)	$—
Additions to building and other capital improvements from involuntary conversion	$(14,810)	$—	$—
Partial disposal due to involuntary conversion of building	$—	$2,968	$—
Investing other receivables due to involuntary conversion of building	$2,968	$(2,968)	$—
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(19,126)	$2,836	$(7,897)
Additions to building and other capital improvements from non-cash compensation	$(205)	$(92)	$(62)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(563)	$(30)	$192
Contributions from noncontrolling interest in joint ventures	$874	$—	$—
Dividends and distributions accrued	$23,469	$22,726	$22,282
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2024 and December 31, 2023, the Company owned 98.0% and 97.9%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2024, the Company owned 591 industrial buildings in 41 states with approximately 116.6 million rentable square feet (square feet unaudited herein and throughout the Notes).

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

New Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). ASU 2023-07 was effective for the year ended December 31, 2024 and interim periods thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2024.

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

Fully depreciated or amortized tenant improvements, deferred leasing intangible assets, or deferred leasing intangible liabilities and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, and deferred leasing intangible liabilities of approximately

$4.6 million, $71.1 million, $4.1 million, respectively, for the year ended December 31, 2024 and approximately $3.9 million, $63.0 million, $6.3 million, respectively, for the year ended December 31, 2023.

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

Interest in Joint Ventures

The Company has equity interests in consolidated joint ventures that are primarily engaged in the development and eventual operation of industrial real estate properties. The Company evaluated the joint ventures under the variable interest entity (“VIE”) model of consolidation and determined that the joint ventures are not VIEs. Accordingly, the Company has determined to account for its investment in the joint ventures under the voting interest model of consolidation, as the Company has a majority voting interest and financial control. Control is determined using accounting standards related to the consolidation of joint ventures and VIEs. The evaluation of control includes a review of the entity’s governing documents and the Company’s rights and obligations. In determining whether the Company has a controlling financial interest in a joint venture, the Company considers various factors, including the percentage of voting interests owned, the ability to direct the activities that most significantly impact the entity’s economic performance, and the extent of the Company’s exposure to the entity’s returns. The Company also considers whether other parties hold substantive participating rights or protective rights that would preclude consolidation. The Company reevaluates its consolidation conclusions on an ongoing basis and upon occurrence of certain significant events under the accounting standards consolidation guidance.

The assets and liabilities of the consolidated joint ventures are included in the accompanying Consolidated Balance Sheets, and the joint ventures’ results of operations are included in the accompanying Consolidated Statements of Operations. The joint venture partners’ share of the joint ventures is reflected as noncontrolling interest in joint ventures in the accompanying consolidated financial statements. See Note 7 for further discussion of the noncontrolling interest in joint ventures.

The Company’s interest in the joint ventures is recognized under the hypothetical liquidation at book value model. Under this model, the Company’s earnings from and equity interest in the joint ventures are recorded based on its proportionate share of the joint ventures based on its ownership interest, after giving effect to incentive fees earned by the joint venture partner.

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

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$36,284	$20,741
Restricted cash	1,109	1,127
Total cash and cash equivalents and restricted cash	$37,393	$21,868

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million as of December 31, 2024 represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2024.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, tenant accounts receivable, interest rate swaps, accounts payable, accrued expenses, unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. See Note 4 for the fair value of the Company’s indebtedness. See Note 5 for the fair value of the Company’s interest rate swaps. All other financial instruments noted are recorded at carrying value, which equates to their fair value.

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

The following table summarizes the tax treatment of dividends per share of common stock for federal income tax purposes.

	Year ended December 31,
	2024		2023		2022
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.316017	89.9%	$1.243518	83.7%	$1.172486	80.4%
Return of capital	0.103508	7.1%	—	—%	0.165158	11.3%
Unrecaptured section 1250 capital gain	0.043793	3.0%	0.089829	6.0%	0.014248	1.0%
Other capital gain	—	—%	0.151665	10.3%	0.107278	7.3%
Total (1)	$1.463318	100.0%	$1.485012	100.0%	$1.459170	100.0%
(1)The December 2021 monthly common stock dividend of $0.120833 per share was included in the stockholder’s 2022 tax year. The December 2022 monthly common stock dividend of $0.121667 per share was included in the stockholder’s 2023 tax year. The December 2023 monthly common stock dividend of $0.1225 per share was partially included in the stockholder’s 2023 tax year in the amount of $0.015845 per share and the remainder was included in the stockholder’s 2024 tax year. The December 2024 monthly common stock dividend of $0.123333 per share will be included in the stockholder’s 2025 tax year.

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

The Company provides supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period, the Company accelerates equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively.

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2024, 2023 and 2022.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS recognized a net income of approximately $0, $0 and $0.1 million, for the years ended December 31, 2024, 2023 and 2022, respectively, which has been included on the accompanying Consolidated Statements of Operations.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $2.0 million, $2.0 million and $2.1 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2024, 2023 and 2022, there were no liabilities for uncertain tax positions.

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

Segment Reporting

The Company manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment. This single segment of real estate operations derives its revenues from rental income from the tenants who occupy its buildings. Substantially all revenues, expenses, and assets are attributable to this single segment and are consistent with the amounts presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations. Total expenditures for additions to segment long-lived assets are consistent with the amounts presented in the accompanying Consolidated Statements of Cash Flows as additions of land and buildings and improvements.

The CODM of the Company, which is its Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on net income that is reported on the accompanying Consolidated Statements of Operations.

The CODM also assesses the performance of the segment based on funds from operations (“FFO”) and net operating income (“NOI”). FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. FFO represents GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating buildings, impairment write-downs of depreciable real estate, real estate related depreciation and amortization (excluding amortization of deferred financing costs and fair market value of debt adjustment) and after adjustments for unconsolidated partnerships and joint ventures. NOI is defined as rental income, which includes billings for common area maintenance, real estate taxes and insurance, less property expenses, real estate tax expense and insurance expense.

The CODM uses net income, FFO, and NOI in the annual budgeting and quarterly reforecasting process and considers the quarterly reforecasting results to evaluate the performance of the segment and make decisions about allocating resources back into the segment, or into other parts of the Company.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2024 and 2023.

Rental Property (in thousands)	December 31, 2024	December 31, 2023
Land	$771,794	$698,633
Buildings, net of accumulated depreciation of $738,348 and $622,941, respectively	4,634,634	4,330,799
Tenant improvements, net of accumulated depreciation of $42,092 and $36,920, respectively	44,987	39,145
Building and land improvements, net of accumulated depreciation of $305,426 and $261,985, respectively	396,883	369,724
Construction in progress	218,616	98,854
Deferred leasing intangibles, net of accumulated amortization of $386,627 and $360,094, respectively	428,865	435,722
Total rental property, net	$6,495,779	$5,972,877

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2024 and 2023. The Company accounted for all of its acquisitions as asset acquisitions.

Year ended December 31, 2024
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Cincinnati, OH	March 18, 2024	697,500	1	$50,073
Three months ended March 31, 2024		697,500	1	50,073
Milwaukee, WI	April 8, 2024	150,002	1	16,062
Portland, OR	April 15, 2024	99,136	1	17,058
Louisville, IN	April 16, 2024	592,800	1	52,352
Portland, OR(2)	June 6, 2024	—	—	8,178
El Paso, TX	June 10, 2024	254,103	1	32,182
Chicago, IL	June 24, 2024	947,436	5	87,560
Columbus, OH	June 26, 2024	150,207	1	20,408
Three months ended June 30, 2024		2,193,684	10	233,800
Reno, NV(2)	July 25, 2024	—	—	1,896
Reno, NV(3)	August 8, 2024	—	—	8,959
LaGrange, GA	September 9, 2024	323,368	1	34,870
Boston, MA	September 12, 2024	290,471	5	78,127
Three months ended September 30, 2024		613,839	6	123,852
Minneapolis, MN	October 10, 2024	360,000	1	43,288
Minneapolis, MN	October 15, 2024	126,000	1	23,331
Minneapolis, MN	October 30, 2024	96,096	1	13,896
Philadelphia, PA	October 31, 2024	69,492	1	12,443
Phoenix, AZ	November 7, 2024	80,000	1	14,707
Kansas City, MO	November 12, 2024	676,000	2	55,651
Chicago, IL	December 3, 2024	725,917	5	73,230
Charlotte, NC	December 5, 2024	86,749	1	12,981
Salt Lake City, UT	December 10, 2024	172,847	1	34,615
Charlotte, NC(3)	December 13, 2024	—	—	8,926
Sacramento, CA	December 30, 2024	55,064	1	9,536
Three months ended December 31, 2024		2,448,165	15	302,604
Year ended December 31, 2024		5,953,188	32	$710,329
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

On December 13, 2024, the Company formed a joint venture with a third party that is primarily engaged in the development and eventual operation of two industrial real estate properties located in Concord, North Carolina. The Company determined to account for its investment in the joint venture under the voting interest model of consolidation. See Note 2 for further discussion of this determination. See Note 7 for further discussion of the third party’s noncontrolling interest in the joint venture.

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

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2024 and 2023 for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2024		Year ended December 31, 2023
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$84,965	N/A	$56,055	N/A
Buildings	504,551	N/A	217,420	N/A
Tenant improvements	8,726	N/A	1,407	N/A
Building and land improvements	26,207	N/A	12,988	N/A
Construction in progress	3,603	N/A	16,187	N/A
Deferred leasing intangibles - in-place leases	60,659	6.4	16,914	5.1
Deferred leasing intangibles - tenant relationships	32,784	10.1	6,870	8.9
Deferred leasing intangibles - above market leases	934	2.7	523	2.7
Other assets	243	N/A	—	N/A
Operating lease right-of-use assets	3,554	N/A	—	N/A
Tenant prepaid rent	—	N/A	(511)	N/A
Deferred leasing intangibles - below market leases	(12,343)	6.2	(5,839)	6.4
Operating lease liabilities	(3,554)	N/A	—	N/A
Total purchase price	$710,329		$322,014

Dispositions

The following table summarizes the Company’s dispositions for the years ended December 31, 2024, 2023, and 2022. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

	Year ended December 31,
Sales of rental property, net (dollars in thousands)	2024	2023	2022
Number of buildings	10	10	8
Number of land parcels	—	—	1
Building square feet (in millions)	$1.6	2.0	1.8
2024 dispositions contribution to net income (loss)(1)	$(6,183)	$3,964	$3,465
2023 dispositions contribution to net income(1)	$—	$2,354	$5,926
2022 dispositions contribution to net income(1)	$—	$—	$1,008
Proceeds from sales of rental property, net	$126,479	$105,602	$135,348
Net book value	$94,206	$51,502	$77,861
Gain on the sales of rental property, net	$32,273	$54,100	$57,487
(1) Exclusive of any loss on impairment, gain on involuntary conversion, and gain on the sales of rental property, net.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the years ended December 31, 2024 and 2022. The Company did not recognize a loss on impairment during the year ended December 31, 2023.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairment
						(in thousands)
Salt Lake City, UT	1	Change in estimated hold period	(4)	Discounted cash flows	(5)	$21,827	$4,967
Year ended December 31, 2024							$4,967
Hartford, CT	1	Change in estimated hold period	(6)	Discounted cash flows	(7)	$834	$1,783
Year ended December 31, 2022							$1,783
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
(4)This property was sold during the year ended December 31, 2024.
(5)Level 3 inputs used to determine fair value for the property impaired: discount rate of 9.3% and exit capitalization rate of 6.3%.
(6)This property was sold during the year ended December 31, 2023.
(7)Level 3 inputs used to determine fair value for the property impaired: discount rate of 10.0% and exit capitalization rate of 8.5%.

Involuntary Conversion

In December 2023, the Company recorded an estimated loss on involuntary conversion of approximately $3.0 million for the year ended December 31, 2023 related to a tornado that damaged one of the Company’s buildings. An insurance policy provided coverage for these losses, and accordingly the loss on involuntary conversion was fully offset for the year ended December 31, 2023. As of December 31, 2023, the receivable from the insurance coverage was estimated to be approximately $3.0 million, which was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2024, the approximately $3.0 million receivable from the insurance coverage was relieved and exchanged for improvements made to the building and included as a non-cash investing activity on the accompanying Consolidated Statements of Cash Flows. During the year ended December 31, 2024, the Company recognized a gain on involuntary conversion of approximately $11.8 million. The Company did not recognize a gain or loss on involuntary conversion during the year ended December 31, 2023.
Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$76,232	$(39,335)	$36,897	$79,946	$(35,698)	$44,248
Other intangible lease assets	739,260	(347,292)	391,968	715,870	(324,396)	391,474
Total deferred leasing intangible assets	$815,492	$(386,627)	$428,865	$795,816	$(360,094)	$435,722

Below market leases	$64,703	$(31,368)	$33,335	$56,521	$(26,613)	$29,908
Total deferred leasing intangible liabilities	$64,703	$(31,368)	$33,335	$56,521	$(26,613)	$29,908

The following table summarizes the amortization expense and the net increase to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2024	2023	2022
Net increase to rental income related to above and below market lease amortization	$579	$865	$329
Amortization expense related to other intangible lease assets	$91,254	$89,036	$95,901

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2024.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Increase (Decrease) to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2025	$80,029	$2,433
2026	$68,191	$1,245
2027	$55,652	$521
2028	$47,572	$446
2029	$39,488	$131

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of December 31, 2024 and 2023.

Indebtedness (dollars in thousands)	December 31, 2024	December 31, 2023	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$409,000	$402,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	409,000	402,000

Unsecured term loans:
Unsecured Term Loan G	300,000	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	2.96%	March 23, 2029	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,152)	(3,227)
Total carrying value unsecured term loans, net	1,021,848	1,021,773

Unsecured notes:
Series A Unsecured Notes	—	50,000	4.98%	October 1, 2024	ii
Series D Unsecured Notes	100,000	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	—	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	—	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	—	6.30%	May 28, 2034	ii
Total unsecured notes	1,600,000	1,200,000
Total unamortized deferred financing fees and debt issuance costs	(5,908)	(4,128)
Total carrying value unsecured notes, net	1,594,092	1,195,872

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,322	4,537	3.71%	October 1, 2039	ii
Total mortgage note	4,322	4,537
Net unamortized fair market value discount	(127)	(136)
Total carrying value mortgage note, net	4,195	4,401
Total / weighted average interest rate(6)	$3,029,135	$2,624,046	3.98%
(1)Interest rate as of December 31, 2024. At December 31, 2024, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 4.33249%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of December 31, 2024, one-month Term

SOFR for the Unsecured Term Loans A, F, G, H, and I was swapped to a fixed rate of 1.31%, 2.11%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily Simple Secured Overnight Financing Rate (“Daily SOFR”), and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98%.
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $10.1 million and $3.3 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. The initial maturity date is September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the 2024 Credit Agreement (as defined below). The facility fee is due and payable quarterly.
(5)The initial maturity date of the Unsecured Term Loan F is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of December 31, 2024 was approximately $586.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $13.7 million and $14.6 million as of December 31, 2024 and 2023, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2024	2023	2022
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$4,506	$3,905	$3,747
Facility, unused, and other fees	$1,765	$1,759	$1,548

2024 Debt Activity

On October 1, 2024, the Company redeemed in full at maturity the $50.0 million in aggregate principal amount of the Series A Unsecured Notes with a fixed interest rate of 4.98%.

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

On January 19, 2023, the sustainability-related interest rate adjustment for the Unsecured Term Loan H and Unsecured Term Loan I went into effect in connection with the Company's 2022 public disclosure assessment score of “A” from the Global Real Estate Sustainability Benchmark. The interest rate adjustment, a 0.02% interest rate reduction for each instrument, will end on June 29, 2024, in accordance with the respective loan agreements.

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

The Company was in compliance with all such applicable restrictions and financial and other covenants as of December 31, 2024 and 2023 related to its unsecured credit facility, unsecured term loans, and unsecured notes. In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

The mortgage note held by the Company has a specific property and an assignment of rents and leases that are collateral for the loan. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $7.3 million and $7.5 million at December 31, 2024 and 2023, respectively, and is limited to senior, property-level secured debt financing arrangement.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of December 31, 2024 and 2023. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2024		December 31, 2023
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$409,000	$409,000	$402,000	$402,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,600,000	1,490,667	1,200,000	1,074,003
Mortgage note	4,322	3,366	4,537	3,535
Total principal amount	3,038,322	$2,928,033	2,631,537	$2,504,538
Net unamortized fair market value discount	(127)		(136)
Total unamortized deferred financing fees and debt issuance costs	(9,060)		(7,355)
Total carrying value	$3,029,135		$2,624,046

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2024.

Year	Future Principal Payments of Debt (in thousands)
2025	$175,223
2026	430,231
2027	370,240
2028	884,249
2029	175,258
Thereafter	1,003,121
Total aggregate principal payments	$3,038,322

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

During the year ended December 31, 2024, the Company entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027, and were designated as cash flow hedges.

As of December 31, 2024, the Company had 21 interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of December 31, 2024 and December 31, 2023.

Balance Sheet Line Item (in thousands)	Effective Notional Amount December 31, 2024	Fair Value December 31, 2024	Effective Notional Amount December 31, 2023	Fair Value December 31, 2023
Interest rate swaps-Asset	$1,025,000	$36,466	$1,025,000	$50,418

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified to interest expense in the same periods during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $20.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of the amounts related to the Company’s derivatives in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2024	2023	2022
Income recognized in accumulated other comprehensive income on interest rate swaps	$21,854	$12,333	$85,726
Income reclassified from accumulated other comprehensive income into income as interest expense	$35,773	$34,107	$1,640
Total interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$113,169	$94,575	$78,018

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2024, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of December 31, 2024 and 2023.

		Fair Value Measurements as of December 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$36,466	$—	$36,466	$—

		Fair Value Measurements as of December 31, 2023 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$50,418	$—	$50,418	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of December 31, 2024.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of December 31, 2024 (in thousands)
2022 $750 million ATM	February 17, 2022	$750,000	$510,513

The following table summarizes the activity for the ATM common stock offering program during the year ended December 31, 2023 (in thousands, except share data). There was no activity for the ATM common stock offering program during the year ended December 31, 2024, except for the shares sold on a forward basis, as discussed below.

	Year ended December 31, 2023
ATM Common Stock Offering Program	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2022 $750 million ATM(1)	249,016	$35.55	$8,765
Total/weighted average	249,016	$35.55	$8,765
(1)Excludes shares sold on a forward basis under the ATM common stock offering program during the year ended December 31, 2023, which are discussed below.

The following table summarizes the activity for shares sold on a forward basis (including under the ATM common stock offering program) and settled during the years ended December 31, 2024, 2023, and 2022. The Company initially does not receive any proceeds from the sales of such shares on a forward basis. The Company may fully physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share(2)
Forward Sale Agreements Outstanding at December 31, 2021	1,200,000	$50,243
Forward sale agreements settled(3)	(1,200,000)	(50,243)				$41.39
Forward Sale Agreements Outstanding at December 31, 2022	—	—
New forward sale agreements	2,817,993	103,483	$36.72	$36.36	$0.36
Forward sale agreements settled(3)	(1,717,993)	(61,683)				$35.60
Forward Sale Agreements Outstanding at December 31, 2023	1,100,000	41,800
New forward sale agreements	3,208,008	127,150	$39.64	$39.23	$0.41
Forward sale agreements settled(3)	(4,308,008)	(168,950)				$38.93
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)Reflects amount the Company received per share upon settlement of the forward sale. From a forward sale until its settlement, the net proceeds (that is, gross sales proceeds net the sales commission) increase by an interest rate factor, a portion of which is retained by the equity distribution agent.
(3)The Company physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $167.7 million, $61.2 million, and $49.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2024, 2023, and 2022, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2025, 2024, and 2023, respectively. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the years ended December 31, 2024, 2023 and 2022.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	185,715	$28.86
Granted	58,580	$44.19
Vested(1)	(73,556)	$28.03
Forfeited	(14,036)	$36.16
Balance at December 31, 2022	156,703	$34.32
Granted	55,954	$34.73
Vested(1)	(68,625)	$31.71
Forfeited	—	$—
Balance at December 31, 2023	144,032	$35.73
Granted	41,911	$38.92
Vested(1)	(62,123)	$34.65
Forfeited	(5,153)	$38.58
Balance at December 31, 2024	118,667	$37.30
(1)The Company repurchased and retired 22,001, 24,210, and 25,836 restricted shares of common stock that vested during the years ended December 31, 2024, 2023, and 2022, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2024 was approximately $2.4 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2024	2023	2022
Vested restricted shares of common stock	62,123	68,625	73,556
Fair value of vested restricted shares of common stock (in thousands)	$2,438	$2,217	$3,528

7. Noncontrolling Interest

Noncontrolling Interest in the Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the years ended December 31, 2024, 2023 and 2022.

Noncontrolling Interest in the Operating Partnership	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2021	1,949,124	1,570,640	3,519,764	1.9%
Granted/Issued	470,237	—	470,237	N/A
Forfeited	(6,791)	—	(6,791)	N/A
Conversions from LTIP units to Other Common Units	(98,494)	98,494	—	N/A
Redemptions from Other Common Units to common stock	—	(98,494)	(98,494)	N/A
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%
Granted/Issued	326,215	—	326,215	N/A
Forfeited	(9,119)	—	(9,119)	N/A
Conversions from LTIP units to Other Common Units	(269,252)	269,252	—	N/A
Redemptions from Other Common Units to common stock	—	(372,174)	(372,174)	N/A
Balance at December 31, 2023	2,361,920	1,467,718	3,829,638	2.1%
Granted/Issued	383,292	—	383,292	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(437,550)	437,550	—	N/A
Redemptions from Other Common Units to common stock	—	(440,550)	(440,550)	N/A
Balance at December 31, 2024	2,307,662	1,464,718	3,772,380	2.0%

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

LTIP units granted in January 2024, 2023, and 2022 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2024, 2023, and 2022, respectively. LTIP units granted in January 2024, 2023, and 2022 to independent directors, subject to the recipient’s continued service, will vest on January 1, 2025, 2024, and 2023, respectively.

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

Refer to Note 8 for a discussion of the LTIP units granted in January 2025, 2024, and 2023, pursuant to the 2022, 2021, and 2020 performance units, respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during the years ended December 31, 2024, 2023 and 2022 (excluding those LTIP units granted pursuant to the settlements of performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	July 1, 2024	January 8, 2024	March 31, 2023	January 11, 2023	January 10, 2022
Expected term (years)	10	10	10	10	10
Expected stock price volatility	25.0%	25.0%	37.0%	37.0%	34.0%
Expected dividend yield	4.0%	4.0%	4.0%	4.0%	4.0%
Risk-free interest rate	4.580%	4.110%	3.810%	3.900%	1.204%
Fair value of LTIP units at issuance (in thousands)	$60	$4,597	$628	$4,635	$4,385
LTIP units at issuance	1,775	124,235	19,345	139,026	104,241
Fair value unit price per LTIP unit at issuance	$33.80	$37.00	$32.47	$33.34	$42.07

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

The following table summarizes activity related to the Company’s unvested LTIP units during the years ended December 31, 2024, 2023 and 2022.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	190,108	$27.84
Granted	470,237	$42.07
Vested	(513,438)	$38.67
Forfeited	(6,791)	$34.02
Balance at December 31, 2022	140,116	$35.60
Granted	326,215	$33.29
Vested	(280,286)	$33.81
Forfeited	(9,119)	$34.11
Balance at December 31, 2023	176,926	$34.25
Granted	383,292	$36.99
Vested	(377,836)	$36.13
Forfeited	—	$—
Balance at December 31, 2024	182,382	$36.10

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2024 was approximately $4.4 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Vested LTIP Units	2024	2023	2022
Vested LTIP units	377,836	280,286	513,438
Fair value of vested LTIP units (in thousands)	$14,440	$9,507	$21,662

Noncontrolling Interest in Joint Ventures

On December 13, 2024, the Company formed a joint venture with a third party that is primarily engaged in the development and eventual operation of industrial real estate properties located in Concord, North Carolina. At December 31, 2024, the Company held a 90% interest and the third party held the remaining 10% interest in the joint venture. The third party equity interest in the joint venture, totaling approximately $0.9 million at December 31, 2024, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

On August 8, 2024, the Company formed a joint venture with a third party that is primarily engaged in the development and eventual operation of an industrial real estate property located in Reno, Nevada. At December 31, 2024, the Company held a 95% interest and the third party held the remaining 5% interest in the joint venture. The third party equity interest in the joint venture, totaling approximately $0.7 million at December 31, 2024, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

For the performance units granted in 2022, at the end of the measuring period the performance units convert into common stock or LTIP units at a rate depending on the Company’s TSR over the measuring period as compared to three different benchmarks and on the absolute amount of the Company’s TSR. The target amount of the performance units is nominally allocated as: (i) 25% to the Company’s TSR compared to the TSR of an industry peer group; (ii) 25% to the Company’s TSR compared to the TSR of a size-based peer group; and (iii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT index.

For the performance units granted in 2024 and 2023, at the end of the measuring period the performance units convert into common stock or LTIP units at a rate depending on the Company’s TSR over the measuring period as compared to two different benchmarks and on the absolute amount of the Company’s TSR. The target amount of the performance units is nominally allocated as follows: (i) 50% to the Company’s TSR compared to the TSR of an industry peer group; and (ii) 50% to the Company’s TSR compared to the TSR of the companies in the MSCI US REIT Index.

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

In January 2024, 2023, and 2022, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2024, 2023, and 2022, respectively, and end on December 31, 2026, 2025, and 2024, respectively.

On March 31, 2023, in connection with the execution of the employment agreement discussed in Note 7, the Company granted Mr. Kimball performance units under the 2011 Plan with a target grant date fair value equal to approximately $0.6 million. The terms and measuring period of the performance units granted to Mr. Kimball are the same as the performance units granted in January 2023.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2024, 2023 and 2022.

Performance Units	Assumptions
Grant date	January 8, 2024	March 31, 2023	January 11, 2023	January 10, 2022
Expected stock price volatility	24.5%	25.4%	37.4%	34.1%
Expected dividend yield	4.0%	4.0%	4.0%	4.0%
Risk-free interest rate	4.1130%	3.8725%	3.9060%	1.1979%
Fair value of performance units grant (in thousands)	$6,502	$609	$4,517	$6,289

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

During the years ended December 31, 2024, 2023, and 2022, it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle for each of the 2022, 2021, and 2020 performance units, respectively. The following table summarizes the compensation committee of the board of directors approved issuances of LTIP units and shares of common stock for the conclusion of the measuring periods for performance units for the years ended December 31, 2024, 2023, and 2022.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2022 Performance Units	2021 Performance Units	2020 Performance Units
Measuring period conclusion date	December 31, 2024	December 31, 2023	December 31, 2022
Issuance date	January 7, 2025	January 8, 2024	January 11, 2023
Vested LTIP units	126,333	257,282	167,844
Vested shares of common stock	8,246	49,106	40,660
Shares of common stock repurchased and retired	751	4,716	875

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2024 was approximately $6.0 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

At December 31, 2024 and 2023, the number of shares available for issuance under the 2011 Plan were 3,603,642 and 4,226,328, respectively. The number of shares available for issuance under the 2011 Plan as of December 31, 2024 do not include an allocation for the 2024 and 2023 performance units as the awards were not determinable as of December 31, 2024. The number of shares available for issuance under the 2011 Plan as of December 31, 2023 do not include an allocation for the 2023 and 2022 performance units as the awards were not determinable as of December 31, 2023.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2024	2023	2022
Restricted shares of common stock	$1,752	$1,936	$2,103
LTIP units	3,635	4,194	3,996
Performance units	5,585	4,754	5,423
Director compensation(1)	755	583	504
Total non-cash compensation expense	$11,727	$11,467	$12,026
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2024, 2023 and 2022. The number of shares of common stock granted was calculated based on the trailing 10 days average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Rental Income (in thousands)	2024	2023	2022
Fixed lease payments	$585,611	$540,447	$500,267
Variable lease payments	162,090	146,954	135,888
Straight-line rental income	14,612	16,894	17,893
Net increase to rental income related to above and below market lease amortization	579	865	329
Total rental income	$762,892	$705,160	$654,377

As of December 31, 2024 and December 31, 2023, the Company had accrued rental income of approximately $118.6 million and $105.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2024 and December 31, 2023, the Company’s total liability associated with tenant lease security deposits was approximately $23.9 million and $21.8 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2024.

Year	Maturity of Fixed Lease Payments (in thousands)
2025	$620,000
2026	$560,792
2027	$473,583
2028	$395,035
2029	$315,126
Thereafter	$721,207

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 1.3 years to 57.7 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

Operating Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	34.9	31.6
Weighted average discount rate	6.9%	6.8%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Operating Lease Cost (in thousands)	2024	2023	2022
Operating lease cost included in property expense attributable to ground leases	$2,516	$2,467	$2,372
Operating lease cost included in general and administrative expense attributable to corporate office leases	1,722	1,732	1,747
Total operating lease cost	$4,238	$4,199	$4,119

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Operating Leases (in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$4,013	$3,890	$3,784
Right-of-use assets obtained in exchange for new lease liabilities	$—	$141	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of December 31, 2024.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2025	$4,252
2026	3,245
2027	2,265
2028	2,306
2029	2,312
Thereafter	94,551
Total lease payments	108,931
Less: Imputed interest	(73,627)
Present value of operating lease liabilities	$35,304
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

Under the two-class method of computing earnings per share, restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2024, 2023 and 2022, there were 122,454, 142,875 and 161,704, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted earnings per share using the treasury stock method if the impact is more dilutive than the two-class method. Other potentially dilutive shares of common stock from the Company’s performance units and forward sales agreements are considered when calculating diluted earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2024	2023	2022
Numerator
Net income attributable to common stockholders	$189,038	$192,633	$178,089
Denominator
Weighted average common shares outstanding — basic	182,160	180,221	178,753
Effect of dilutive securities(1)
Share-based compensation	244	332	187
Shares issuable under forward sale agreements	—	2	—
Weighted average common shares outstanding — diluted	182,404	180,555	178,940
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.04	$1.07	$1.00
Net income per share attributable to common stockholders — diluted	$1.04	$1.07	$1.00
(1)During the years ended December 31, 2024, 2023, and 2022, there were 122, 143, and 162 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $4.2 million as of December 31, 2024 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2024, 2023 and 2022 was approximately $0.6 million, $0.5 million and $0.5 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2024 that are not recognized in the financial statements.

On January 7, 2025, the Company granted 52,352 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2026. The fair value of the restricted shares of common stock at the date of grant was $33.14 per share.

On January 7, 2025, the Company granted 38,120 LTIP units to non-employee, independent directors and 115,881 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest in equal quarterly installments over one year, with the first vesting date being March 31, 2025. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2025. The aggregate fair value of the LTIP units at the date of grant was approximately $4.8 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of 10 years, a weighted average volatility factor of 25.0%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 4.33%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 7, 2025, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 7, 2025 performance units are substantially the same as the 2024 performance units discussed in Note 8, except that the measuring period commenced on January 1, 2025 and ends on December 31, 2027. The aggregate fair value of the performance units at the date of grant was approximately $6.9 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 24.6%, a weighted average expected dividend yield of 4.0%, and a weighted average risk-free interest rate of 4.3294%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,772	$1,307	$353	$7,125	$1,307	$8,432	$(949)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	39	5,867	1,341	7,208	(739)	2020
Birmingham	101 39th Street North	—	6,239	590	42	6,281	590	6,871	(516)	2022
Birmingham	101 Shades Creek Circle	—	3,927	836	707	4,634	836	5,470	(554)	2020
Montgomery	4300 Alatex Road	—	7,057	418	2,540	9,597	418	10,015	(2,530)	2016
Moody	2415 Highway 78 East	—	31,467	2,293	262	31,729	2,293	34,022	(3,749)	2021
Phenix City	16 Downing Drive	—	1,415	276	338	1,753	276	2,029	(639)	2012
Arizona
Avondale	925 N. 127th Avenue	—	13,163	1,674	28	13,191	1,674	14,865	(3,097)	2017
Chandler	464 E. Chilton Drive	—	9,728	2,847	671	10,399	2,847	13,246	(1,367)	2020
Gilbert	335 South Hamilton Court	—	5,784	2,107	271	6,055	2,107	8,162	(709)	2021
Mesa	7447 E. Ray Road	—	7,930	1,277	311	8,241	1,277	9,518	(1,150)	2020
Phoenix	4455 West Magnolia Street	—	11,060	1,962	—	11,060	1,962	13,022	(55)	2024
Tucson	6161 South Palo Verde Road	—	7,656	996	157	7,813	996	8,809	(1,490)	2018
Arkansas
Bryant	3700 Bryant Crossing Drive	—	17,386	1,143	—	17,386	1,143	18,529	(2,070)	2021
Rogers	1101 Easy Street	—	7,878	1,072	1,834	9,712	1,072	10,784	(3,240)	2011
California
Fresno	2624 E. Edgar Avenue	—	23,590	3,049	—	23,590	3,049	26,639	(1,960)	2022
Hollister	2401 Bert Drive	—	26,049	2,913	621	26,670	2,913	29,583	(1,943)	2022
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(4,347)	2020
Menifee	33360 Zeiders Road	—	16,013	2,248	8	16,021	2,248	18,269	(638)	2023
Menifee	33380 Zeiders Road	—	13,505	2,227	39	13,544	2,227	15,771	(541)	2023
McClellan	4841 Urbani Avenue	—	14,582	1,048	—	14,582	1,048	15,630	(2,213)	2020
Morgan Hill	18695 Madrone Parkway	—	7,608	2,562	—	7,608	2,562	10,170	(728)	2021
Morgan Hill	18255 Sutter Boulevard	—	19,849	3,943	—	19,849	3,943	23,792	(2,009)	2021
Rancho Cordova	2587 Mercantile Drive	—	4,346	678	70	4,416	678	5,094	(532)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,747	498	409	5,156	498	5,654	(784)	2020
Roseville	8825 Washington Boulevard	—	11,398	2,140	—	11,398	2,140	13,538	(1,329)	2021
Sacramento	1635 Main Avenue	—	8,609	845	259	8,868	845	9,713	(1,138)	2020
Sacramento	5440 Stationers Way	—	21,258	2,203	225	21,483	2,203	23,686	(2,807)	2021
Sacramento	5601 Warehouse Way	—	8,137	1,347	821	8,958	1,347	10,305	(932)	2021
Sacramento	8500 Carbide Court	—	5,218	1,614	—	5,218	1,614	6,832	(521)	2021
Sacramento	8440 Florin Road	—	12,184	3,921	—	12,184	3,921	16,105	(1,472)	2021
Sacramento	900 National Drive	—	7,560	1,479	—	7,560	1,479	9,039	(776)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Sacramento	5961 Outfall Circle	—	11,026	1,914	—	11,026	1,914	12,940	(557)	2023
Sacramento	7728 Wilbur Way	—	9,171	857	—	9,171	857	10,028	(1,556)	2019
San Diego	2055 Dublin Drive	—	14,895	2,290	3,072	17,967	2,290	20,257	(3,439)	2017
Stockton	4091 Gold River Lane	—	4,124	663	475	4,599	663	5,262	(556)	2020
Stockton	3841 Metro Drive	—	12,552	1,806	545	13,097	1,806	14,903	(1,582)	2021
Stockton	3843 Gold River Lane	—	4,129	660	—	4,129	660	4,789	(531)	2020
West Sacramento	2975 Oates Street	—	7,631	1,475	—	7,631	1,475	9,106	(23)	2024
West Sacramento	3525 Carlin Drive	—	24,581	4,350	9,538	34,119	4,350	38,469	(1,704)	2021
Colorado
Grand Junction	2139 Bond Street	—	3,896	314	454	4,350	314	4,664	(1,048)	2015
Johnstown	4150 Ronald Reagan Boulevard	—	14,964	1,133	27	14,991	1,133	16,124	(2,216)	2019
Longmont	4300 Godding Hollow Parkway	—	5,322	734	1,226	6,548	734	7,282	(1,280)	2018
Loveland	4550 Byrd Drive	—	16,591	3,452	2,949	19,540	3,452	22,992	(1,751)	2021
Loveland	4510 Byrd Drive	—	14,134	3,047	3,191	17,325	3,047	20,372	(2,096)	2021
Connecticut
East Windsor	4 Craftsman Road	—	5,711	400	1,000	6,711	400	7,111	(1,614)	2016
East Windsor	24 Thompson Road	—	4,571	348	1,182	5,753	348	6,101	(2,165)	2012
Milford	200 Research Drive	—	13,853	1,650	1,706	15,559	1,650	17,209	(1,566)	2021
Milford	40 Pepes Farm Road	—	10,040	1,264	1,179	11,219	1,264	12,483	(2,937)	2017
North Haven	300 Montowese Avenue Extension	—	39,253	4,086	5,106	44,359	4,086	48,445	(12,915)	2015
Wallingford	5 Sterling Drive	—	6,071	585	347	6,418	585	7,003	(1,463)	2017
Delaware
New Castle	400 Lukens Drive	—	17,767	2,616	198	17,965	2,616	20,581	(5,603)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,388	3,263	1,237	4,500	(1,835)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(2,610)	2020
Gibsonton	6400-6280 Powell Road	—	—	4,143	18,495	18,495	4,143	22,638	—	2023
Gibsonton	1283 US Highway 41S	—	—	5,429	20,480	20,480	5,429	25,909	—	2023
Jacksonville	775 Whittaker Road	—	3,391	451	415	3,806	451	4,257	(1,034)	2017
Jacksonville	9601 North Main Street	—	7,803	650	2,551	10,354	650	11,004	(2,169)	2017
Jacksonville	550 Gun Club Road	—	7,837	674	1,557	9,394	674	10,068	(2,479)	2017
Jacksonville	555 Zoo Parkway	—	7,025	596	1,170	8,195	596	8,791	(2,089)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	1,414	15,733	1,284	17,017	(2,774)	2019
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(357)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(610)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(661)	2020
Lakeland	4675 Drane Field Road	—	13,060	1,099	—	13,060	1,099	14,159	(1,731)	2020
Orlando	1854 Central Florida Parkway	—	4,814	1,339	1,692	6,506	1,339	7,845	(1,826)	2013
Orlando	7050 Overland Road	—	1,996	721	1,535	3,531	721	4,252	(859)	2012
Tampa	4330 Williams Road	—	6,390	829	71	6,461	829	7,290	(1,215)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	600	7,435	2,906	10,341	(991)	2020
Georgia

			Initial Cost to STAG Industrial, Inc.				Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision		Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Atlanta	4200 SW Shirley Drive	—	8,382	1,679	3,806		12,188	1,679	13,867	(939)	2022
Augusta	1816 Tobacco Road	—	6,249	937	90		6,339	937	7,276	(1,457)	2018
Buford	4823 Roy Carlson Boulevard	—	9,195	1,061	938		10,133	1,061	11,194	(942)	2021
Calhoun	103 Enterprise Drive	—	2,743	388	820		3,563	388	3,951	(834)	2014
Dallas	351 Thomas D. Murphy Drive	—	1,712	475	—		1,712	475	2,187	(700)	2012
Forest Park	5345 Old Dixie Highway	—	8,189	1,715	3,683		11,872	1,715	13,587	(2,761)	2016
LaGrange	614 Pegasus Parkway	—	26,546	3,021	—		26,546	3,021	29,567	(296)	2024
Lithonia	1995 Lithonia Industrial Boulevard	—	18,052	943	301		18,353	943	19,296	(1,518)	2022
Norcross	4075 Blue Ridge Industrial Parkway	—	2,415	1,589	2,390		4,805	1,589	6,394	(1,107)	2016
Savannah	1086 Oracal Parkway	—	13,034	439	119		13,153	439	13,592	(3,829)	2014
Shannon	212 Burlington Drive	—	12,922	393	1,332		14,254	393	14,647	(4,050)	2013
Smyrna	3500 Highlands Parkway	—	3,092	264	1,649		4,741	264	5,005	(1,435)	2012
Statham	1965 Statham Drive	—	6,130	588	2,399		8,529	588	9,117	(2,672)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,548	612	780		3,328	612	3,940	(874)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,712	356	140		2,852	356	3,208	(922)	2013
Illinois
Aurora	2520 Diehl Road	—	8,304	1,848	—		8,304	1,848	10,152	(24)	2024
Bartlett	1590 W. Stearns Road	—	19,493	2,198	694		20,187	2,198	22,385	(2,175)	2021
Batavia	1100 North Raddant Road	—	7,763	1,124	—		7,763	1,124	8,887	(990)	2020
Batavia	1862 Suncast Lane	—	4,427	598	274		4,701	598	5,299	(516)	2021
Batavia	1100 Paramount Parkway	—	4,238	618	677		4,915	618	5,533	(1,083)	2017
Belvidere	888 Landmark Drive	—	6,824	670	78		6,902	670	7,572	(2,041)	2013
Belvidere	3905 & 3925 Morreim Drive	—	4,291	668	31		4,322	668	4,990	(1,309)	2013
Belvidere	725 & 729 Logistics Drive	—	3,699	866	312		4,011	866	4,877	(1,347)	2013
Belvidere	857 Landmark Drive	—	8,269	1,542	1,665		9,934	1,542	11,476	(3,272)	2013
Belvidere	984 Landmark Drive	—	71	216	—		71	216	287	(71)	2013
Carol Stream	494 Lies Road East	—	6,536	959	—		6,536	959	7,495	(18)	2024
Cary	680 Industrial Drive	—	3,312	498	85		3,397	498	3,895	(427)	2020
Crystal Lake	215 Exchange Drive	—	10,737	1,790	—		10,737	1,790	12,527	(1,258)	2021
Crystal Lake	220 Exchange Drive	—	8,455	1,343	90		8,545	1,343	9,888	(1,007)	2021
Crystal Lake	300 Exchange Drive	—	9,742	1,568	—		9,742	1,568	11,310	(1,167)	2021
Crystal Lake	450 Congress Parkway	—	8,791	1,456	112		8,903	1,456	10,359	(1,048)	2021
Elgin	1360 Madeline Lane	—	19,754	1,135	131		19,885	1,135	21,020	(1,819)	2021
Elgin	1385 Madeline Lane	—	15,346	1,057	439		15,785	1,057	16,842	(1,535)	2021
Elgin	1690 Cambridge Drive	—	3,332	270	188		3,520	270	3,790	(337)	2021
Elgin	200-220 Corporate Drive	—	7,627	1,130	28	—	7,655	1,130	8,785	(157)	2024
Elgin	300-330 Corporate Drive	—	11,662	1,302	11		11,673	1,302	12,975	(229)	2024
Elgin	305-325 Corporate Drive	—	30,082	2,954	165		30,247	2,954	33,201	(599)	2024
Elgin	350-370 River Ridge Drive	—	13,418	1,528	85		13,503	1,528	15,031	(254)	2024
Elgin	1575-1595 Highpoint Drive	—	5,470	945	187		5,657	945	6,602	(119)	2024
Elmhurst	934 North Church Road	—	6,255	874	1,212		7,467	874	8,341	(586)	2022

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	11,231	1,716	1,272	12,503	1,716	14,219	(3,758)	2014
Harvard	875 West Diggins Street	—	2,875	1,157	895	3,770	1,157	4,927	(1,331)	2013
Hodgkins	6600 River Road	—	30,599	2,570	—	30,599	2,570	33,169	(3,678)	2020
Hodgkins	6620 River Road	—	6,163	3,127	—	6,163	3,127	9,290	(727)	2021
Itasca	1251 W. Ardmore Avenue	—	3,621	1,223	—	3,621	1,223	4,844	(379)	2021
Itasca	1500 Bryn Mawr Avenue	—	3,871	2,073	—	3,871	2,073	5,944	(450)	2021
Itasca	1800 Bruning Drive	—	12,216	2,428	1,251	13,467	2,428	15,895	(4,111)	2016
Lisle	4925 Indiana Avenue	—	8,368	2,302	—	8,368	2,302	10,670	(1,605)	2019
Machesney Park	7166 Greenlee Drive	—	3,525	300	43	3,568	300	3,868	(1,000)	2015
McHenry	831/833 Ridgeview Drive	—	3,818	576	492	4,310	576	4,886	(905)	2018
McHenry	921 Ridgeview Drive	—	4,004	448	202	4,206	448	4,654	(862)	2018
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,373	2,190	4,730	17,103	2,190	19,293	(5,473)	2012
New Lenox	2101-2105 West Haven Avenue	—	16,488	1,552	—	16,488	1,552	18,040	(42)	2024
New Lenox	2200 West Haven Avenue	—	10,555	2,450	—	10,555	2,450	13,005	(34)	2024
New Lenox	2201 West Haven Avenue	—	13,753	1,395	—	13,753	1,395	15,148	(34)	2024
Saint Charles	3810-3820 Stern Avenue	—	7,028	1,321	606	7,634	1,321	8,955	(746)	2021
Saint Charles	3850 Ohio Avenue	—	5,976	1,160	45	6,021	1,160	7,181	(500)	2022
Sauk Village	21399 Torrence Avenue	—	5,405	877	676	6,081	877	6,958	(1,960)	2013
Schaumburg	710 East State Parkway	—	4,086	689	181	4,267	689	4,956	(651)	2020
Vernon Hills	888 Forest Edge Drive	—	9,383	2,416	938	10,321	2,416	12,737	(1,057)	2021
Waukegan	3751 Sunset Avenue	—	5,030	1,004	149	5,179	1,004	6,183	(1,207)	2017
West Chicago	1300 Northwest Avenue	—	2,036	768	1,077	3,113	768	3,881	(1,179)	2016
West Chicago	1400 Northwest Avenue	—	668	382	330	998	382	1,380	(303)	2016
West Chicago	1450 Northwest Avenue	—	768	450	325	1,093	450	1,543	(359)	2016
West Chicago	1145 & 1149 Howard	—	842	369	402	1,244	369	1,613	(390)	2016
West Chicago	1270 Nuclear Drive	—	892	216	1,593	2,485	216	2,701	(422)	2016
West Chicago	537 Discovery Drive	—	32,618	5,961	1,237	33,855	5,961	39,816	(1,388)	2023
West Chicago	1726-1850 Blackhawk Drive	—	6,135	915	1,774	7,909	915	8,824	(2,283)	2016
West Dundee	901-907 Wesemann Drive	—	12,621	948	135	12,756	948	13,704	(1,303)	2021
Wood Dale	321 Forster Avenue	—	4,982	1,226	823	5,805	1,226	7,031	(1,240)	2016
Indiana
Elkhart	2701 Marina Drive	—	210	25	143	353	25	378	(158)	2007
Elkhart	3501 E. County Road 6	—	3,519	422	1,175	4,694	422	5,116	(1,969)	2007
Fort Wayne	3424 Centennial Drive	—	3,076	112	106	3,182	112	3,294	(899)	2014
Goshen	2600 College Avenue	—	5,998	1,442	2,198	8,196	1,442	9,638	(2,953)	2011
Greenwood	2441 E. Main Street	—	12,745	911	1,004	13,749	911	14,660	(1,620)	2021
Indianapolis	7701 West New York Street	—	3,931	620	578	4,509	620	5,129	(443)	2021
Jeffersonville	101 Jacobs Way	—	35,174	2,891	1,255	36,429	2,891	39,320	(2,768)	2022
Jeffersonville	250 Hilton Drive	—	42,618	2,778	—	42,618	2,778	45,396	(1,217)	2024
Lafayette	1520 Kepner Drive	—	2,205	295	65	2,270	295	2,565	(744)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lafayette	1540-1530 Kepner Drive	—	3,405	410	372	3,777	410	4,187	(1,243)	2012
Lafayette	1521 Kepner Drive	—	7,920	906	1,337	9,257	906	10,163	(2,844)	2012
Lebanon	100 Purity Drive	—	21,160	1,654	—	21,160	1,654	22,814	(4,384)	2018
Lebanon	800 Edwards Drive	—	36,091	2,359	—	36,091	2,359	38,450	(5,827)	2019
Lebanon	121 N. Enterprise Boulevard	—	37,971	2,948	13,530	51,501	2,948	54,449	(7,550)	2019
Marion	2201 E. Loew Road	—	2,934	243	818	3,752	243	3,995	(1,413)	2012
Portage	6515 Ameriplex Drive	—	28,094	1,626	746	28,840	1,626	30,466	(5,421)	2019
Portage	725 George Nelson Drive	—	5,416	—	—	5,416	—	5,416	(1,754)	2012
South Bend	3310 William Richardson Court	—	4,718	411	1,810	6,528	411	6,939	(1,793)	2012
Whitestown	4330 S 500 E	—	17,621	1,525	—	17,621	1,525	19,146	(737)	2023
Yoder	2909 Pleasant Center Road	—	24,504	941	665	25,169	941	26,110	(4,720)	2020
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,709	846	159	13,868	846	14,714	(2,237)	2019
Ankeny	6150 Southeast Rio Circle	—	19,104	1,421	—	19,104	1,421	20,525	(1,760)	2021
Council Bluffs	1209 31st Avenue	—	4,438	414	—	4,438	414	4,852	(991)	2017
Des Moines	3915 Delaware Avenue	—	9,342	1,685	1,515	10,857	1,685	12,542	(1,141)	2021
Des Moines	1900 E. 17th Street	—	4,477	556	96	4,573	556	5,129	(1,024)	2018
Marion	6301 North Gateway Drive	—	2,229	691	188	2,417	691	3,108	(908)	2013
Kansas
Edwardsville	9601 Woodend Road	—	13,007	1,360	544	13,551	1,360	14,911	(3,420)	2017
Lenexa	9700 Lackman Road	—	9,614	1,759	33	9,647	1,759	11,406	(1,699)	2019
Lenexa	14000 Marshall Drive	—	7,610	2,368	—	7,610	2,368	9,978	(3,162)	2014
Olathe	1202 South Lone Elm Road	—	16,216	1,193	111	16,327	1,193	17,520	(2,938)	2019
Olathe	16231 South Lone Elm Road	—	20,763	2,431	4,340	25,103	2,431	27,534	(8,126)	2016
Wichita	2655/2755 South Eastmoor Street	—	1,815	88	10	1,825	88	1,913	(602)	2012
Wichita	2652 South Eastmoor Street	—	1,839	107	183	2,022	107	2,129	(739)	2012
Wichita	2510 South Eastmoor Street	—	833	76	328	1,161	76	1,237	(482)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,295	379	563	2,858	379	3,237	(1,104)	2007
Danville	1355 Lebanon Road	—	11,593	965	4,787	16,380	965	17,345	(5,984)	2011
Erlanger	1500-1532 Interstate Drive	—	3,791	635	346	4,137	635	4,772	(1,195)	2016
Florence	9200 Brookfield Court	—	7,853	863	88	7,941	863	8,804	(1,544)	2019
Florence	1100 Burlington Pike	—	10,672	3,109	334	11,006	3,109	14,115	(3,138)	2018
Hebron	2151 Southpark Drive	—	4,526	370	866	5,392	370	5,762	(1,671)	2014
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,815	1,619	666	6,481	1,619	8,100	(1,260)	2019
Baton Rouge	6735 Exchequer Drive	—	6,643	2,567	537	7,180	2,567	9,747	(1,485)	2019
Baton Rouge	12100 Little Cayman Avenue	—	15,402	1,962	53	15,455	1,962	17,417	(3,386)	2018
Shreveport	7540 Bert Kouns Industrial Loop	—	5,572	1,804	1,522	7,094	1,804	8,898	(2,036)	2015
Maine
Biddeford	1 Baker's Way	—	8,164	1,369	4,849	13,013	1,369	14,382	(4,084)	2016
Gardiner	47 Market Street	—	8,983	948	23	9,006	948	9,954	(2,895)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lewiston	19 Mollison Way	—	5,374	173	1,064	6,438	173	6,611	(2,807)	2007
Portland	125 Industrial Way	—	3,648	891	2,773	6,421	891	7,312	(1,344)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,764	2,982	113	8,877	2,982	11,859	(1,582)	2019
Hagerstown	11835 Newgate Boulevard	—	55,177	6,036	—	55,177	6,036	61,213	(5,630)	2021
Hagerstown	11841 Newgate Boulevard	—	55,448	6,174	231	55,679	6,174	61,853	(5,884)	2021
Hagerstown	105 Enterprise Lane	—	11,213	3,472	—	11,213	3,472	14,685	(1,545)	2021
Hampstead	630 Hanover Pike	—	34,933	780	2,892	37,825	780	38,605	(11,143)	2013
Hunt Valley	11100 Gilroy Road	—	4,900	538	47	4,947	538	5,485	(555)	2021
White Marsh	6210 Days Cove Road	—	4,601	963	3,040	7,641	963	8,604	(1,388)	2018
Massachusetts
Andover	7 Connector Road	—	9,744	2,238	9	9,753	2,238	11,991	(111)	2024
Hudson	4 Robert Bonazzoli Avenue	—	12,628	723	414	13,042	723	13,765	(1,255)	2021
Lawrence	91 Glenn Street	—	14,945	3,287	12	14,957	3,287	18,244	(158)	2024
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(1,269)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,783)	2007
Middleborough	16 Leona Drive	—	7,243	2,397	172	7,415	2,397	9,812	(2,132)	2019
Norton	202 South Washington Street	—	6,105	2,839	250	6,355	2,839	9,194	(2,253)	2011
South Easton	55 Bristol Drive	—	5,826	403	2,491	8,317	403	8,720	(1,399)	2017
Sterling	15 Chocksett Road	—	10,797	1,472	—	10,797	1,472	12,269	(1,132)	2021
Stoughton	100 Campanelli Parkway	—	2,305	2,256	1,817	4,122	2,256	6,378	(1,526)	2015
Stoughton	12 Campanelli Parkway	—	1,138	538	438	1,576	538	2,114	(531)	2015
Westborough	35 Otis Street	—	5,733	661	23	5,756	661	6,417	(1,384)	2016
Wilmington	353 Middlesex Avenue	—	9,424	1,158	—	9,424	1,158	10,582	(91)	2024
Woburn	180 New Boston Street	—	14,836	2,123	—	14,836	2,123	16,959	(154)	2024
Woburn	41 Atlantic Avenue	—	7,502	2,265	—	7,502	2,265	9,767	(85)	2024
Michigan
Belleville	8200 Haggerty Road	—	6,484	724	616	7,100	724	7,824	(1,682)	2017
Canton	47440 Michigan Avenue	—	23,603	2,378	1,619	25,222	2,378	27,600	(3,911)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	177	1,276	207	1,483	(505)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	477	1,275	150	1,425	(521)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	210	1,012	151	1,163	(515)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,365	7,371	942	8,313	(3,424)	2007
Grand Rapids	5445 International Parkway	—	7,039	1,241	319	7,358	1,241	8,599	(1,032)	2020
Grand Rapids	5079 33rd Street	—	4,907	892	316	5,223	892	6,115	(542)	2022
Grand Rapids	5333 33rd Street	—	3,455	1,052	192	3,647	1,052	4,699	(482)	2022
Grand Rapids	5050 Kendrick Street, SE	—	7,332	169	1,607	8,939	169	9,108	(2,182)	2015
Holland	4757 128th Avenue	—	3,273	279	228	3,501	279	3,780	(1,140)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,875	307	102	7,977	307	8,284	(1,409)	2019
Kentwood	4647 60th Street SE	—	16,933	1,256	1,928	18,861	1,256	20,117	(2,001)	2021
Kentwood	4070 East Paris Avenue	—	2,436	407	120	2,556	407	2,963	(798)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,357	15,063	501	15,564	(4,956)	2011

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lansing	2780 Sanders Road	—	3,961	580	460	4,421	580	5,001	(1,337)	2012
Lansing	5640 Pierson Highway	—	7,056	429	100	7,156	429	7,585	(2,434)	2012
Lansing	2051 South Canal Road	—	5,176	907	100	5,276	907	6,183	(1,680)	2013
Livonia	38150 Plymouth Road	—	7,032	1,390	1,471	8,503	1,390	9,893	(2,033)	2018
Livonia	38220 Plymouth Road	—	8,918	848	1,016	9,934	848	10,782	(1,930)	2018
Marshall	1511 George Brown Drive	—	1,042	199	130	1,172	199	1,371	(442)	2013
Novi	22925 Venture Drive	—	3,649	252	484	4,133	252	4,385	(1,306)	2012
Novi	25250 Regency Drive	—	6,035	626	23	6,058	626	6,684	(1,837)	2015
Novi	43800 Gen Mar Drive	—	16,708	1,381	925	17,633	1,381	19,014	(3,304)	2018
Plymouth	14835 Pilot Drive	—	4,620	365	250	4,870	365	5,235	(1,460)	2015
Redford	12100 Inkster Road	—	6,114	728	870	6,984	728	7,712	(1,948)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	—	14,942	1,254	16,196	(3,775)	2018
Romulus	27651 Hildebrandt Road	—	14,949	1,080	289	15,238	1,080	16,318	(3,696)	2017
Sterling Heights	42600 Merrill Street	—	4,191	1,133	1,469	5,660	1,133	6,793	(1,914)	2012
Walker	2640 Northridge Drive	—	4,593	855	1,127	5,720	855	6,575	(1,758)	2011
Warren	13301 Stephens Road	—	5,820	502	206	6,026	502	6,528	(1,437)	2017
Warren	27027 Mound Road	—	17,584	1,984	67	17,651	1,984	19,635	(2,813)	2020
Warren	25295 Guenther Road	—	19,273	531	387	19,660	531	20,191	(2,274)	2021
Warren	7500 Tank Avenue	—	14,473	1,290	1,562	16,035	1,290	17,325	(4,425)	2016
Wixom	48238 Frank Street	—	14,433	293	—	14,433	293	14,726	(1,383)	2021
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(2,691)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,873	2,258	46	16,919	2,258	19,177	(3,178)	2019
Bloomington	11300 Hampshire Avenue South	—	8,542	1,702	23	8,565	1,702	10,267	(1,875)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,988	1,926	—	11,988	1,926	13,914	(3,067)	2016
Brooklyn Park	9400 Decatur Drive	—	18,133	2,051	—	18,133	2,051	20,184	(143)	2024
Carlos	4750 County Road 13 NE	—	4,183	960	1,438	5,621	960	6,581	(1,866)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(3,377)	2019
Inver Grove Height	8450 Courthouse Boulevard	—	6,964	2,595	—	6,964	2,595	9,559	(850)	2021
Lakeville	21601 Galway Lane	—	31,841	5,405	—	31,841	5,405	37,246	(313)	2024
Maple Grove	6250 Sycamore Lane North	—	6,634	969	786	7,420	969	8,389	(1,862)	2017
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	156	10,553	2,327	12,880	(1,808)	2020
Mendota Heights	1312 Northland Drive	—	10,743	1,497	—	10,743	1,497	12,240	(90)	2024
Mendota Heights	2250 Pilot Knob Road	—	3,492	1,494	1,177	4,669	1,494	6,163	(1,388)	2018
New Hope	5520 North Highway 169	—	1,902	1,919	473	2,375	1,919	4,294	(803)	2013
Newport	710 Hastings Avenue	—	8,367	1,765	—	8,367	1,765	10,132	(808)	2021
Oakdale	550-590 Hale Avenue North	—	6,468	647	311	6,779	647	7,426	(1,424)	2019
Oakdale	585-595 Hale Avenue	—	4,984	1,396	316	5,300	1,396	6,696	(1,183)	2018
Plymouth	9800 13th Avenue North	—	4,978	1,599	—	4,978	1,599	6,577	(1,252)	2018
Plymouth	6050 Nathan Lane	—	5,855	1,109	61	5,916	1,109	7,025	(1,152)	2019
Plymouth	6075 Trenton Lane North	—	6,919	1,569	30	6,949	1,569	8,518	(1,335)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Savage	14399 Huntington Avenue	—	3,836	3,194	1,253	5,089	3,194	8,283	(1,930)	2014
Shakopee	5101/4901 Valley Industrial Boulevard	—	11,596	584	13	11,609	584	12,193	(1,154)	2022
Shakopee	1451 Dean Lakes Trail	—	12,496	927	61	12,557	927	13,484	(2,007)	2019
Saint Paul	1700 Wynne Avenue	—	23,675	2,258	—	23,675	2,258	25,933	(2,457)	2021
South Saint Paul	411 Farwell Avenue	—	14,904	2,378	498	15,402	2,378	17,780	(3,343)	2018
Mississippi
Southaven	228 Access Drive	—	28,566	1,000	1,275	29,841	1,000	30,841	(3,779)	2020
Missouri
Berkeley	8901 Springdale Avenue	—	9,850	1,423	929	10,779	1,423	12,202	(1,079)	2021
Earth City	1 American Eagle Plaza	—	2,751	1,123	273	3,024	1,123	4,147	(836)	2016
Fenton	2501 & 2509 Cassens Drive	—	9,358	791	294	9,652	791	10,443	(1,718)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	2,094	7,124	1,382	8,506	(2,449)	2011
Kansas City	4001 North Norfleet Road	—	48,342	4,239	—	48,342	4,239	52,581	(4,880)	2022
Kansas City	10410 NW Transcon Drive	—	16,651	—	—	16,651	—	16,651	(88)	2024
Kansas City	9900 NW Global Drive	—	33,113	—	—	33,113	—	33,113	(165)	2024
O'Fallon	6705 Keaton Corporate Parkway	—	3,606	1,233	606	4,212	1,233	5,445	(1,207)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	1,766	4,345	1,242	5,587	(1,359)	2011
Nebraska
Bellevue	10601 S 15th Street	—	20,384	1,691	135	20,519	1,691	22,210	(2,785)	2021
La Vista	11720 Peel Circle	—	14,679	1,232	165	14,844	1,232	16,076	(1,494)	2021
Omaha	10488 S. 136th Street	—	13,736	1,602	102	13,838	1,602	15,440	(2,413)	2019
Omaha	9995 I Street	—	3,202	572	641	3,843	572	4,415	(565)	2019
Omaha	10025 I Street	—	2,414	579	133	2,547	579	3,126	(471)	2019
Omaha	9931 South 136th Street	—	2,636	828	385	3,021	828	3,849	(404)	2021
Omaha	9950 South 134th Street	—	3,398	868	6	3,404	868	4,272	(352)	2021
Nevada
Fernley	190 Resource Drive	—	11,401	1,034	—	11,401	1,034	12,435	(1,385)	2021
Las Vegas	730 Pilot Road	—	12,390	2,615	897	13,287	2,615	15,902	(2,883)	2018
Las Vegas	3450 West Teco Avenue	—	3,259	770	80	3,339	770	4,109	(740)	2017
Paradise	4565 Wynn Road	—	4,514	949	—	4,514	949	5,463	(818)	2019
Paradise	6460 Arville Street	—	3,415	1,465	251	3,666	1,465	5,131	(801)	2019
Reno	9025 Moya Boulevard	—	3,356	1,372	832	4,188	1,372	5,560	(1,144)	2014
Sparks	325 E. Nugget Avenue	—	6,328	938	1,179	7,507	938	8,445	(2,219)	2017
Sparks	655 Spice Islands Drive	—	25,457	2,831	250	25,707	2,831	28,538	(936)	2023
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Road	—	6,449	730	339	6,788	730	7,518	(2,080)	2013
Nashua	80 Northwest Boulevard	—	8,470	1,431	6,874	15,344	1,431	16,775	(2,848)	2014
New Jersey
Branchburg	291 Evans Way	—	10,852	2,367	149	11,001	2,367	13,368	(1,817)	2019
Burlington	8 Campus Drive	—	—	3,267	16,064	16,064	3,267	19,331	(1,764)	2015
Burlington	6 Campus Drive	—	19,237	4,030	3,067	22,304	4,030	26,334	(5,878)	2015
Franklin Township	17 & 20 Veronica Avenue	—	8,264	2,272	1,555	9,819	2,272	12,091	(2,705)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lumberton	101 Mount Holly Bypass	—	6,372	1,121	456	6,828	1,121	7,949	(1,519)	2019
Moorestown	550 Glen Avenue	—	5,627	466	188	5,815	466	6,281	(1,170)	2019
Moorestown	600 Glen Court	—	4,749	510	189	4,938	510	5,448	(1,175)	2019
Moorestown	11 Twosome Drive	—	9,490	1,230	—	9,490	1,230	10,720	(81)	2024
Mt. Laurel	103 Central Avenue	—	6,672	616	1,006	7,678	616	8,294	(1,032)	2020
Piscataway	100 New England Avenue	—	17,096	7,566	144	17,240	7,566	24,806	(1,095)	2023
Swedesboro	2165 Center Square Road	—	5,129	1,212	901	6,030	1,212	7,242	(1,407)	2017
Westampton	800 Highland Drive	—	20,734	3,647	8,721	29,455	3,647	33,102	(2,184)	2021
New Mexico
Santa Teresa	150 Earhardt Drive	—	8,904	723	187	9,091	723	9,814	(661)	2022
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(1,025)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	1,095	3,794	216	4,010	(1,525)	2011
Farmington	5786 Collett Road	—	5,282	410	896	6,178	410	6,588	(2,649)	2007
Gloversville	125 Belzano Drive	—	1,299	117	7	1,306	117	1,423	(465)	2012
Gloversville	122 Belzano Drive	—	2,559	151	238	2,797	151	2,948	(893)	2012
Gloversville	109 Belzano Drive	—	1,486	154	188	1,674	154	1,828	(568)	2012
Johnstown	123 Union Avenue	—	1,592	216	33	1,625	216	1,841	(528)	2012
Johnstown	231 Enterprise Drive	—	955	151	96	1,051	151	1,202	(460)	2012
Johnstown	150 Enterprise Avenue	—	1,440	140	36	1,476	140	1,616	(536)	2012
Rochester	2883 Brighton Henrietta Townline Road	—	6,964	619	1,034	7,998	619	8,617	(1,124)	2020
Rochester	1350 Scottsville Road	—	6,702	208	109	6,811	208	7,019	(1,010)	2020
Ronkonkoma	845 South 1st Street	(4,322)	6,091	1,213	144	6,235	1,213	7,448	(785)	2021
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(1,120)	2020
Charlotte	1401 Tar Heel Road	—	3,842	515	63	3,905	515	4,420	(960)	2015
Charlotte	2027 Gateway Boulevard	—	3,654	913	30	3,684	913	4,597	(798)	2018
Charlotte	3115 Beam Road	—	4,839	369	179	5,018	369	5,387	(738)	2020
Charlotte	12730 Virkler Drive	—	10,650	1,522	—	10,650	1,522	12,172	(39)	2024
Durham	2702 Weck Drive	—	2,589	753	258	2,847	753	3,600	(810)	2015
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(1,631)	2020
Greensboro	719 North Regional Road	—	12,396	366	—	12,396	366	12,762	(596)	2023
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(1,417)	2018
Huntersville	13201 Reese Boulevard	—	3,123	1,061	980	4,103	1,061	5,164	(1,327)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,397	5,260	232	5,492	(1,929)	2011
Mebane	7412 Oakwood Street	—	4,570	481	552	5,122	481	5,603	(1,851)	2012
Mebane	7600 Oakwood Street	—	4,148	443	—	4,148	443	4,591	(1,522)	2012
Mebane	7110 E. Washington Street	—	4,981	358	1,994	6,975	358	7,333	(1,942)	2013
Mocksville	171 Enterprise Way	—	5,582	1,091	616	6,198	1,091	7,289	(1,180)	2019
Mooresville	119 Super Sport Drive	—	17,792	4,195	765	18,557	4,195	22,752	(4,116)	2017
Mooresville	313 Mooresville Boulevard	—	6,968	701	466	7,434	701	8,135	(2,689)	2011
Mountain Home	199 N. Egerton Road	—	2,359	523	324	2,683	523	3,206	(689)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Newton	1500 Prodelin Drive	—	3,814	732	4,807	8,621	732	9,353	(2,609)	2011
Pineville	10519 Industrial Drive	—	1,179	392	44	1,223	392	1,615	(372)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	1,007	6,382	439	6,821	(2,388)	2011
Salisbury	990 Cedar Springs Road	—	5,009	1,535	3,008	8,017	1,535	9,552	(2,308)	2017
Smithfield	3250 Highway 70 Business West	—	4,411	613	7,231	11,642	613	12,255	(2,604)	2011
Troutman	279 & 281 Old Murdock Road	—	13,124	802	360	13,484	802	14,286	(2,985)	2018
Winston-Salem	2655 Annapolis Drive	—	10,716	610	235	10,951	610	11,561	(3,366)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(3,335)	2018
Ohio
Bedford Heights	26801 Fargo Avenue	—	5,267	837	1,019	6,286	837	7,123	(1,891)	2017
Boardman	365 McClurg Road	—	3,473	282	1,289	4,762	282	5,044	(2,094)	2007
Canal Winchester	6200-6250 Winchester Boulevard	—	37,431	6,403	—	37,431	6,403	43,834	(3,977)	2021
Canal Winchester	6260-6300 Winchester Boulevard	—	19,432	3,708	430	19,862	3,708	23,570	(2,372)	2021
Canal Winchester	6215-6275 Winchester Boulevard	—	16,704	1,690	—	16,704	1,690	18,394	(315)	2024
Columbus	1605 Westbelt Drive	—	5,125	337	1,114	6,239	337	6,576	(1,285)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	1,117	46,229	3,410	49,639	(6,002)	2020
Columbus	200 McCormick Boulevard	—	8,960	988	77	9,037	988	10,025	(911)	2022
Columbus	3900-3990 Business Park Drive	—	2,976	489	657	3,633	489	4,122	(1,254)	2014
Dayton	2815 South Gettysburg Avenue	—	5,896	331	529	6,425	331	6,756	(1,985)	2015
Etna	8591 Mink Street SW	—	73,402	2,939	231	73,633	2,939	76,572	(10,008)	2020
Fairborn	1340 E Dayton Yellow Springs Road	—	5,569	867	402	5,971	867	6,838	(2,035)	2015
Fairfield	4275 Thunderbird Lane	—	2,788	948	1,175	3,963	948	4,911	(1,204)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	407	5,744	1,086	6,830	(1,562)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	3,988	7,794	1,265	9,059	(2,479)	2011
Groveport	5830 Green Pointe Drive South	—	10,828	642	424	11,252	642	11,894	(2,556)	2017
Hilliard	4251 Leap Road	—	7,412	550	1,498	8,910	550	9,460	(2,129)	2017
Macedonia	8295 Bavaria Drive	—	10,219	1,001	107	10,326	1,001	11,327	(958)	2022
Macedonia	1261 Highland Road	—	8,063	1,690	647	8,710	1,690	10,400	(2,477)	2015
Maple Heights	16645 Granite Road	—	4,357	922	—	4,357	922	5,279	(559)	2021
Mason	7258 Innovation Way	—	4,582	673	—	4,582	673	5,255	(1,388)	2014
North Jackson	500 South Bailey Road	—	4,356	1,528	2,269	6,625	1,528	8,153	(1,693)	2013
North Jackson	382 Rosemont Road	—	5,777	486	3,174	8,951	486	9,437	(2,582)	2011
Oakwood Village	26350 Broadway	—	3,041	343	178	3,219	343	3,562	(986)	2015
Salem	800 Pennsylvania Avenue	—	6,849	858	2,297	9,146	858	10,004	(3,842)	2006
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,157	6,066	2,161	8,227	(2,037)	2011
Strongsville	14450 Foltz Industrial Parkway	—	16,487	1,315	—	16,487	1,315	17,802	(1,791)	2021
Strongsville	12930 Darice Parkway	—	5,750	491	963	6,713	491	7,204	(2,102)	2014
Toledo	1800 Jason Street	—	6,487	213	250	6,737	213	6,950	(2,319)	2012
Twinsburg	8601 Independence Parkway	—	19,772	3,855	—	19,772	3,855	23,627	(2,658)	2020
Twinsburg	7990 Bavaria Road	—	6,497	590	3,486	9,983	590	10,573	(3,247)	2007
West Chester	9696 International Boulevard	—	8,580	936	—	8,580	936	9,516	(2,051)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
West Chester	8778-8910 Le Saint Drive	—	42,704	1,565	109	42,813	1,565	44,378	(1,154)	2024
West Jefferson	1550 West Main Street	—	70,213	2,015	75	70,288	2,015	72,303	(13,218)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	2,211	746	124	2,335	746	3,081	(896)	2016
Oklahoma City	5101 South Council Road	—	9,199	1,614	1,466	10,665	1,614	12,279	(3,173)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(2,691)	2015
Tulsa	10757 East Ute Street	—	7,167	644	125	7,292	644	7,936	(1,199)	2020
Oregon
Beaverton	5805 SW 107th Avenue	—	10,602	2,463	—	10,602	2,463	13,065	(486)	2023
Beaverton	5807 SW 107th Avenue	—	4,936	1,237	—	4,936	1,237	6,173	(231)	2023
Salem	4060 Fairview Industrial Drive	—	3,039	599	916	3,955	599	4,554	(1,391)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	562	1,934	266	2,200	(728)	2011
Sherwood	20707 SW Wildrose Place	—	14,014	1,315	—	14,014	1,315	15,329	(325)	2024
Wilsonville	9400 SW Barber Street	—	10,142	696	243	10,385	696	11,081	(714)	2022
Pennsylvania
Allentown	6670 Grant Way	—	9,937	1,237	378	10,315	1,237	11,552	(426)	2023
Allentown	6690 Grant Way	—	11,721	1,535	66	11,787	1,535	13,322	(495)	2023
Allentown	7132 Daniels Drive	—	7,199	1,962	2,130	9,329	1,962	11,291	(3,080)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	598	24,014	1,248	25,262	(4,668)	2019
Charleroi	200 Simko Boulevard	—	10,539	935	136	10,675	935	11,610	(2,229)	2018
Clinton	2300 Sweeney Drive	—	19,144	—	25	19,169	—	19,169	(4,536)	2017
Clinton	2251 Sweeney Drive	—	12,390	—	—	12,390	—	12,390	(2,440)	2018
Clinton	2400 Sweeney Drive Extension	—	16,840	—	2,920	19,760	—	19,760	(3,396)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(1,477)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(810)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(2,470)	2020
Clinton	1100 Clifford Ball Drive	—	40,282	—	510	40,792	—	40,792	(4,045)	2022
Croydon	3001 State Road	—	4,628	829	4,115	8,743	829	9,572	(912)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,315	1,000	804	6,119	1,000	7,119	(1,847)	2014
Export	1003 Corporate Lane	—	5,604	667	196	5,800	667	6,467	(1,138)	2019
Hazleton	69 Green Mountain Road	—	43,571	4,995	1,179	44,750	4,995	49,745	(5,030)	2021
Imperial	200 Solar Drive	—	22,025	1,762	—	22,025	1,762	23,787	(3,532)	2019
Kulpsville	1510 Gehman Road	—	10,390	3,171	—	10,390	3,171	13,561	(588)	2023
Lancaster	2919 Old Tree Drive	—	5,134	1,520	1,687	6,821	1,520	8,341	(2,351)	2015
Langhorne	2151 Cabot Boulevard West	—	3,771	1,370	287	4,058	1,370	5,428	(1,009)	2016
Langhorne	2201 Cabot Boulevard West	—	3,018	1,308	528	3,546	1,308	4,854	(1,149)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	1,198	7,525	1,884	9,409	(2,056)	2016
Langhorne	1 Cabot Boulevard East	—	4,203	1,155	83	4,286	1,155	5,441	(972)	2020
Lebanon	1 Keystone Drive	—	5,083	1,380	1,048	6,131	1,380	7,511	(2,128)	2017
Mechanicsburg	6350 Brackbill Boulevard	—	5,079	1,482	2,684	7,763	1,482	9,245	(2,016)	2014
Mechanicsburg	6360 Brackbill Boulevard	—	7,042	1,800	989	8,031	1,800	9,831	(2,354)	2014
Mechanicsburg	245 Salem Church Road	—	7,977	1,452	905	8,882	1,452	10,334	(2,616)	2014

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	3,153	16,937	843	17,780	(5,290)	2012
New Galilee	1750 Shenango Road	—	25,553	1,127	354	25,907	1,127	27,034	(4,334)	2019
New Kensington	115 Hunt Valley Road	—	9,145	177	—	9,145	177	9,322	(1,716)	2018
New Kingstown	6 Doughten Road	—	8,625	2,041	619	9,244	2,041	11,285	(2,874)	2014
O'Hara Township	100 Papercraft Park	—	18,612	1,435	8,291	26,903	1,435	28,338	(9,862)	2012
Pittston	One Commerce Road	—	19,603	677	263	19,866	677	20,543	(4,290)	2017
Reading	2001 Centre Avenue	—	5,294	1,708	1,554	6,848	1,708	8,556	(1,571)	2016
Warrendale	410-426 Keystone Drive	—	12,057	1,853	786	12,843	1,853	14,696	(2,485)	2018
York	2925 East Market Street	—	14,209	2,152	381	14,590	2,152	16,742	(3,050)	2017
York	57 Grumbacher Road	—	14,832	966	28	14,860	966	15,826	(2,818)	2018
York	420 Emig Road	—	7,863	869	47	7,910	869	8,779	(1,694)	2019
York	915 Woodland View Drive	—	5,754	1,139	237	5,991	1,139	7,130	(731)	2021
York	2800 Concord Road	—	21,154	1,478	1,394	22,548	1,478	24,026	(2,366)	2021
South Carolina
Columbia	128 Crews Drive	—	5,171	783	287	5,458	783	6,241	(1,603)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	3,455	14,436	1,002	15,438	(4,677)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(2,941)	2012
Duncan	175 Spartangreen Boulevard	—	12,390	936	89	12,479	936	13,415	(1,321)	2021
Edgefield	One Tranter Drive	—	938	220	887	1,825	220	2,045	(847)	2012
Fountain Inn	107 Southchase Boulevard	—	8,308	766	577	8,885	766	9,651	(1,989)	2018
Fountain Inn	141 Southchase Boulevard	—	13,511	1,878	9,027	22,538	1,878	24,416	(3,802)	2017
Fountain Inn	111 Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(1,324)	2016
Gaffney	50 Peachview Boulevard	—	4,383	1,233	2,505	6,888	1,233	8,121	(1,692)	2017
Goose Creek	6 Corporate Parkway	—	29,360	4,459	—	29,360	4,459	33,819	(5,203)	2019
Greenwood	215 Mill Avenue	—	1,824	166	641	2,465	166	2,631	(748)	2012
Greenwood	308-310 Maxwell Avenue	—	1,168	169	848	2,016	169	2,185	(643)	2012
Greer	8 Shelter Drive	—	4,939	681	3,478	8,417	681	9,098	(2,197)	2018
Greer	1000 Robinson Road	—	25,631	849	—	25,631	849	26,480	(2,163)	2021
Greer	1817 East Poinsett Street	—	—	3,674	45,728	45,728	3,674	49,402	—	2022
Greer	1809 East Poinsett Street	—	—	1,885	23,544	23,544	1,885	25,429	—	2022
Greer	129 Metro Court	—	1,434	129	392	1,826	129	1,955	(561)	2015
Greer	149 Metro Court	—	1,731	128	558	2,289	128	2,417	(644)	2015
Greer	153 Metro Court	—	460	153	155	615	153	768	(230)	2015
Greer	154 Metro Court	—	2,963	306	941	3,904	306	4,210	(1,199)	2015
Laurens	103 Cherry Blossom Drive	—	4,033	151	52	4,085	151	4,236	(1,070)	2015
Piedmont	1100 Piedmont Highway	—	4,093	231	588	4,681	231	4,912	(1,271)	2015
Piedmont	1102 Piedmont Highway	—	2,092	158	45	2,137	158	2,295	(587)	2015
Piedmont	1104 Piedmont Highway	—	2,166	204	—	2,166	204	2,370	(718)	2015
Piedmont	513 Old Griffin Road	—	9,260	797	2,022	11,282	797	12,079	(2,152)	2018
Piedmont	1610 Old Grove Road	—	18,734	1,971	63	18,797	1,971	20,768	(4,664)	2019
Piedmont	100 Exchange Logistics Park Drive	—	25,151	569	1,001	26,152	569	26,721	(2,267)	2022

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Piedmont	119 Matrix Parkway	—	13,912	331	62	13,974	331	14,305	(1,241)	2022
Rock Hill	2751 Commerce Drive, Unit C	—	6,146	1,411	1,496	7,642	1,411	9,053	(1,972)	2016
Rock Hill	1953 Langston Street	—	4,333	1,095	984	5,317	1,095	6,412	(1,376)	2017
Rock Hill	2225 Williams Industrial Boulevard	—	10,903	1,118	—	10,903	1,118	12,021	(1,614)	2020
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,659	6,619	957	7,576	(2,156)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	1,112	4,476	470	4,946	(1,541)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	3,426	27,626	1,454	29,080	(5,664)	2018
Spartanburg	5675 North Blackstock Road	—	14,791	1,867	1,791	16,582	1,867	18,449	(4,496)	2016
Spartanburg	950 Brisack Road	—	3,564	342	2,084	5,648	342	5,990	(1,599)	2014
Spartanburg	2071 Fryml Drive	—	7,509	663	161	7,670	663	8,333	(1,403)	2019
Spartanburg	2171 Fryml Drive	—	4,275	530	143	4,418	530	4,948	(779)	2019
Spartanburg	2010 Nazareth Church Road	—	16,535	895	745	17,280	895	18,175	(3,342)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	2,151	7,948	493	8,441	(2,316)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	591	5,301	1,157	6,458	(899)	2019
Wellford	462 Casual Drive	—	16,147	2,588	1,155	17,302	2,588	19,890	(712)	2023
Wellford	452 Casual Drive	—	16,187	2,548	2,732	18,919	2,548	21,467	—	2023
West Columbia	185 McQueen Street	—	6,946	715	2,355	9,301	715	10,016	(2,992)	2013
West Columbia	610 Kelsey Court	—	9,488	488	—	9,488	488	9,976	(2,185)	2016
West Columbia	825 Bistline Drive	—	9,151	240	1,008	10,159	240	10,399	(2,339)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(1,974)	2019
West Columbia	1000 Technology Drive	—	26,023	1,422	5	26,028	1,422	27,450	(5,606)	2019
West Columbia	842 Bistline Drive	—	12,723	1,217	1,749	14,472	1,217	15,689	(1,775)	2021
West Columbia	222 Old Wire Road	—	4,646	551	2,301	6,947	551	7,498	(2,660)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,181	187	127	2,308	187	2,495	(593)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,448	380	84	4,532	380	4,912	(1,233)	2015
Chattanooga	1295 Stuart Street	—	7,959	424	2,546	10,505	424	10,929	(2,751)	2015
Cleveland	4405 Michigan Avenue Road NE	—	3,161	554	84	3,245	554	3,799	(1,299)	2011
Clinton	1330 Carden Farm Drive	—	3,101	403	241	3,342	403	3,745	(1,021)	2015
Jackson	1094 Flex Drive	—	2,374	230	772	3,146	230	3,376	(1,199)	2012
Knoxville	2525 Quality Drive	—	3,104	447	541	3,645	447	4,092	(1,008)	2015
Knoxville	2522 and 2526 Westcott Boulevard	—	4,919	472	728	5,647	472	6,119	(1,049)	2018
Knoxville	5700 Casey Drive	—	7,812	1,117	811	8,623	1,117	9,740	(1,987)	2019
Lebanon	535 Maddox-Simpson Parkway	—	15,890	468	1,432	17,322	468	17,790	(4,036)	2019
Lebanon	675 Maddox-Simpson Parkway	—	5,891	519	211	6,102	519	6,621	(582)	2021
Loudon	1700 Elizabeth Lee Parkway	—	3,686	170	2,137	5,823	170	5,993	(1,473)	2015
Madison	538 Myatt Drive	—	2,790	1,655	16,713	19,503	1,655	21,158	(2,874)	2011
Mascot	9575 Commission Drive	—	3,179	284	75	3,254	284	3,538	(1,001)	2016
Mascot	2122 Holston Bend Drive	—	3,409	385	8,294	11,703	385	12,088	(1,592)	2013
Memphis	7625 Appling Center Drive	—	13,463	539	29	13,492	539	14,031	(1,286)	2022
Memphis	4880 East Tuggle Road	—	40,956	2,501	1,826	42,782	2,501	45,283	(7,779)	2019
Murfreesboro	1975 Joe B. Jackson Parkway	—	9,617	2,206	6	9,623	2,206	11,829	(881)	2022

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Murfreesboro	540 New Salem Road	—	2,799	722	151	2,950	722	3,672	(1,081)	2014
Nashville	3258 Ezell Pike	—	3,455	547	276	3,731	547	4,278	(1,092)	2013
Vonore	90 Deer Crossing Road	—	7,821	2,355	1,479	9,300	2,355	11,655	(2,760)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	385	2,759	413	3,172	(1,205)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,445	7,212	1,246	8,458	(2,320)	2012
Cedar Hill	1650 U.S. Highway 67	—	11,870	4,066	2,298	14,168	4,066	18,234	(4,550)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	1,631	22,626	1,853	24,479	(4,274)	2018
El Paso	32 Celerity Wagon	—	3,532	—	264	3,796	—	3,796	(929)	2017
El Paso	48 Walter Jones Boulevard	—	10,250	—	1,255	11,505	—	11,505	(2,746)	2017
El Paso	1601 Northwestern Drive	—	9,052	1,248	899	9,951	1,248	11,199	(3,046)	2014
El Paso	6500 N. Desert Boulevard	—	7,518	1,124	1,242	8,760	1,124	9,884	(2,517)	2014
El Paso	1550 Northwestern Drive	—	14,011	1,854	2,433	16,444	1,854	18,298	(5,047)	2014
El Paso	1701 Northwestern Drive	—	9,897	1,581	2,031	11,928	1,581	13,509	(3,422)	2014
El Paso	7801 Northern Pass Road	—	5,893	1,136	—	5,893	1,136	7,029	(2,027)	2015
El Paso	12285 Gateway Boulevard West	—	22,548	1,725	—	22,548	1,725	24,273	(2,208)	2021
El Paso	9571 Pan American Drive	—	9,382	1,101	150	9,532	1,101	10,633	(724)	2022
El Paso	9555 Plaza Circle	—	4,666	626	146	4,812	626	5,438	(454)	2022
El Paso	9494 Escobar Drive	—	8,551	701	—	8,551	701	9,252	(666)	2022
El Paso	47 Butterfield Circle	—	3,000	—	1,831	4,831	—	4,831	(1,890)	2012
Garland	2901 W. Kingsley Road	—	5,166	1,344	3,646	8,812	1,344	10,156	(2,382)	2014
Grapevine	2402 Esters Boulevard	—	9,522	—	139	9,661	—	9,661	(1,042)	2021
Grapevine	2400 Esters Boulevard	—	15,029	—	301	15,330	—	15,330	(1,635)	2021
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(2,019)	2019
Houston	9302 Ley Road	—	8,879	1,236	310	9,189	1,236	10,425	(1,498)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(2,386)	2019
Houston	4949 Windfern Road	—	7,610	2,255	578	8,188	2,255	10,443	(2,797)	2013
Houston	7300 Airport Boulevard	—	8,336	2,546	6,803	15,139	2,546	17,685	(3,072)	2016
Houston	13627 West Hardy	—	4,989	1,502	—	4,989	1,502	6,491	(1,615)	2017
Houston	868 Pear Street	—	5,508	953	—	5,508	953	6,461	(1,589)	2017
Houston	14620 Henry Road	—	7,052	927	112	7,164	927	8,091	(1,647)	2017
Houston	7049 Brookhollow West Drive	—	9,283	809	575	9,858	809	10,667	(1,720)	2018
Houston	10401 S. Sam Houston Parkway	—	9,456	1,108	405	9,861	1,108	10,969	(1,573)	2019
Humble	18727 Kenswick Drive	—	11,493	2,255	9,958	21,451	2,255	23,706	(3,554)	2019
Irving	2450 Valley View Lane	—	15,312	5,976	137	15,449	5,976	21,425	(575)	2023
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(1,576)	2019
Katy	21601 Park Row Drive	—	3,412	1,655	—	3,412	1,655	5,067	(625)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(2,729)	2019
Laredo	13808 Humphrey Road	—	10,195	1,535	2,235	12,430	1,535	13,965	(3,204)	2017
McAllen	5601 West Military Highway	—	13,549	818	1,612	15,161	818	15,979	(1,945)	2020
Mission	802 Trinity Street	—	12,623	1,882	663	13,286	1,882	15,168	(2,829)	2018

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Rockwall	3400 Discovery Boulevard	—	16,066	2,683	—	16,066	2,683	18,749	(4,440)	2017
Socorro	11320 Gateway Boulevard East	—	27,752	4,430	86	27,838	4,430	32,268	(505)	2024
Stafford	13720 Stafford Road	—	6,570	339	41	6,611	339	6,950	(1,460)	2017
Waco	101 Apron Road	—	1,394	—	922	2,316	—	2,316	(981)	2011
Utah
Salt Lake City	3175 West 500 South	—	26,292	3,939	—	26,292	3,939	30,231	(64)	2024
Virginia
Chester	2001 Ware Bottom Spring Road	—	3,276	775	—	3,276	775	4,051	(1,133)	2014
Fredericksburg	2031 International Parkway	—	15,235	2,182	—	15,235	2,182	17,417	(1,188)	2022
Harrisonburg	4500 Early Road	—	11,057	1,455	2,088	13,145	1,455	14,600	(3,976)	2012
Independence	One Compair Way	—	2,061	226	—	2,061	226	2,287	(678)	2012
Norfolk	4555 Progress Road	—	7,990	1,259	—	7,990	1,259	9,249	(622)	2022
North Chesterfield	8001 Greenpine Road	—	6,174	1,599	942	7,116	1,599	8,715	(1,360)	2019
Richmond	5250 Klockner Drive	—	3,801	819	1,236	5,037	819	5,856	(1,143)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,711	2,307	780	10,491	2,307	12,798	(2,055)	2019
Wisconsin
Appleton	1919 W. College Avenue	—	5,757	261	219	5,976	261	6,237	(687)	2021
Caledonia	1343 27th Street	—	3,339	225	—	3,339	225	3,564	(767)	2018
Cudahy	5831 S. Pennsylvania Avenue	—	4,751	1,427	—	4,751	1,427	6,178	(879)	2020
De Pere	2191 American Boulevard	—	6,042	525	101	6,143	525	6,668	(2,172)	2012
DeForest	505-507 Stokely Drive	—	5,298	1,131	759	6,057	1,131	7,188	(1,464)	2016
Delavan	329 Hallberg Street	—	2,032	127	232	2,264	127	2,391	(451)	2019
Delavan	1714 Hobbs Drive	—	4,676	241	89	4,765	241	5,006	(863)	2019
East Troy	2761 Buell Drive	—	4,936	304	77	5,013	304	5,317	(1,416)	2014
Elkhorn	390 Koopman Lane	—	3,621	210	—	3,621	210	3,831	(769)	2019
Franklin	5215 W Airways Avenue	—	8,193	1,551	—	8,193	1,551	9,744	(1,026)	2021
Germantown	N117 W18456 Fulton Drive	—	5,956	442	—	5,956	442	6,398	(1,089)	2018
Germantown	N106 W13131 Bradley Way	—	3,269	359	346	3,615	359	3,974	(732)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(2,283)	2018
Germantown	11900 N. River Lane	—	5,977	1,186	22	5,999	1,186	7,185	(2,079)	2014
Hartland	500 North Shore Drive	—	4,634	1,526	—	4,634	1,526	6,160	(1,281)	2016
Hudson	2700 Harvey Street	—	7,982	683	6	7,988	683	8,671	(1,330)	2020
Janesville	2929 Venture Drive	—	17,379	828	1,197	18,576	828	19,404	(5,967)	2013
Kenosha	9625 55th Street	—	3,968	797	763	4,731	797	5,528	(1,386)	2016
Madison	4718 Helgesen Drive	—	6,296	609	531	6,827	609	7,436	(1,429)	2017
Madison	4722 Helgesen Drive	—	4,489	444	39	4,528	444	4,972	(946)	2017
Mayville	605 Fourth Street	—	4,118	547	623	4,741	547	5,288	(2,259)	2007
Mukwonago	103 Hill Court	—	10,791	1,478	219	11,010	1,478	12,488	(1,195)	2021
Muskego	S64 W15660 Commerce Center Parkway	—	5,469	393	154	5,623	393	6,016	(1,070)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(2,421)	2019
New Berlin	16555 W. Smalls Road	—	20,176	955	—	20,176	955	21,131	(1,866)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2024
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
New Berlin	5600 S. Moorland Road	—	6,409	1,068	82	6,491	1,068	7,559	(2,007)	2013
Oak Creek	525 West Marquette Avenue	—	4,249	526	100	4,349	526	4,875	(891)	2018
Oak Creek	7475 South 6th Street	—	6,125	805	355	6,480	805	7,285	(1,473)	2018
Pewaukee	W288 N2801 Duplainville Road	—	6,624	841	1,001	7,625	841	8,466	(2,024)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,516	439	52	4,568	439	5,007	(1,106)	2018
Pleasant Prairie	8901 102nd Street	—	4,899	523	713	5,612	523	6,135	(1,148)	2018
Sun Prairie	1615 Commerce Drive	—	5,809	2,360	4,540	10,349	2,360	12,709	(3,356)	2011
Sussex	W251 N5350 Business Drive	—	13,026	1,212	15	13,041	1,212	14,253	(331)	2024
West Allis	2207 S. 114th Street	—	1,757	462	2,338	4,095	462	4,557	(1,122)	2015
West Allis	2075 S. 114th Street	—	1,848	444	1,736	3,584	444	4,028	(960)	2015
West Allis	2145 S. 114th Street	—	846	252	1,051	1,897	252	2,149	(557)	2015
West Allis	2025 S. 114th Street	—	956	251	838	1,794	251	2,045	(455)	2015
Yorkville	13900 West Grandview Parkway	—	4,886	416	323	5,209	416	5,625	(1,437)	2014
Developments in Process
Lebanon, TN	Maddox-Simpson Parkway	—	—	549	18,014	18,014	549	18,563	—	2019
Concord, NC	2711 Concord Parkway South	—	910	3,553	1,329	2,239	3,553	5,792	—	2024
Concord, NC	2711 Concord Parkway South	—	910	3,553	1,330	2,240	3,553	5,793	—	2024
North Plains, OR	28925 NW Union Road	—	1,888	4,778	14,116	16,004	4,778	20,782	—	2024
Reno, NV	Resource Drive	—	—	1,896	4,912	4,912	1,896	6,808	—	2024
Reno, NV	Echo Avenue	—	—	8,959	6,224	6,224	8,959	15,183	—	2024
	Total(5)(6)	$(4,322)	$5,709,918	$771,794	$671,068	$6,380,986	$771,794	$7,152,780	$(1,085,866)
(1)Balance excludes the net unamortized balance of fair market value discount of approximately $0.1 million.
(2)The initial costs of buildings and improvements is the acquisition costs and non-cash transfers of acquired other assets to initial cost of building and improvements, less asset impairment write-downs and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease
(5)As of December 31, 2024, the aggregate cost for federal income tax purposes of investments in real estate was approximately $8.0 billion.

(6)The following table summarizes our real estate and accumulated depreciation per Schedule III for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Real Estate and Accumulated Depreciation (in thousands)	2024	2023	2022
Real Estate:
Balance at beginning of period	$6,459,001	$6,123,295	$5,664,907
Additions during period
Acquisitions	628,052	304,057	423,918
Improvements, etc.	184,586	105,112	120,151
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(109,313)	(66,565)	(80,470)
Write-off of tenant improvements	(4,579)	(3,930)	(3,428)
Asset impairments and involuntary conversion	(4,967)	(2,968)	(1,783)
Balance at the end of the period including assets held for sale	7,152,780	6,459,001	6,123,295
Assets held for sale	—	—	(6,324)
Balance at the end of the period excluding assets held for sale	$7,152,780	$6,459,001	$6,116,971
Accumulated Depreciation:
Balance at beginning of period	$921,846	$764,809	$611,867
Additions during period
Depreciation and amortization expense	185,711	177,358	170,088
Other additions	—	—	—
Deductions during period
Disposals	(21,691)	(20,321)	(17,146)
Balance at the end of the period including assets held for sale	1,085,866	921,846	764,809
Assets held for sale	—	—	(1,681)
Balance at the end of the period excluding assets held for sale	$1,085,866	$921,846	$763,128