Form 10-Q
period 2025-03-31
STAG Industrial, Inc.
filed 2025-04-29
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of common stock outstanding at April 28, 2025 was 186,617,553.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Rental Property:
Land	$776,387	$771,794
Buildings and improvements, net of accumulated depreciation of $1,129,346 and $1,085,866, respectively	5,311,777	5,295,120
Deferred leasing intangibles, net of accumulated amortization of $386,560 and $386,627, respectively	412,441	428,865
Total rental property, net	6,500,605	6,495,779
Cash and cash equivalents	9,327	36,284
Restricted cash	38,726	1,109
Tenant accounts receivable	141,919	136,357
Prepaid expenses and other assets	100,387	96,189
Interest rate swaps	26,261	36,466
Operating lease right-of-use assets	30,634	31,151
Total assets	$6,847,859	$6,833,335
Liabilities and Equity
Liabilities:
Unsecured credit facility	$512,000	$409,000
Unsecured term loans, net	1,022,185	1,021,848
Unsecured notes, net	1,494,303	1,594,092
Mortgage note, net	4,142	4,195
Accounts payable, accrued expenses and other liabilities	120,744	126,811
Interest rate swaps	783	—
Tenant prepaid rent and security deposits	60,320	56,173
Dividends and distributions payable	23,668	23,469
Deferred leasing intangibles, net of accumulated amortization of $31,692 and $31,368, respectively	31,229	33,335
Operating lease liabilities	34,833	35,304
Total liabilities	3,304,207	3,304,227
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2025 and December 31, 2024; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2025 and December 31, 2024, 186,612,226 and 186,517,523 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,866	1,865
Additional paid-in capital	4,448,147	4,449,964
Cumulative dividends in excess of earnings	(1,007,891)	(1,029,757)
Accumulated other comprehensive income	24,829	35,579
Total stockholders’ equity	3,466,951	3,457,651
Noncontrolling interest in operating partnership	74,302	69,932
Noncontrolling interest in joint ventures	2,399	1,525
Total equity	3,543,652	3,529,108
Total liabilities and equity	$6,847,859	$6,833,335

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue
Rental income	$205,362	$187,402
Other income	212	141
Total revenue	205,574	187,543
Expenses
Property	43,678	39,071
General and administrative	13,306	12,952
Depreciation and amortization	73,900	71,427
Other expenses	572	563
Total expenses	131,456	124,013
Other income (expense)
Interest and other income	5	11
Interest expense	(32,529)	(25,421)
Debt extinguishment and modification expenses	—	(667)
Gain on involuntary conversion	1,855	—
Gain on the sale of rental property, net	49,913	—
Total other income (expense)	19,244	(26,077)
Net income	93,362	37,453
Less: income attributable to noncontrolling interest in operating partnership	1,964	826
Net income attributable to STAG Industrial, Inc.	91,398	36,627
Less: amount allocated to participating securities	58	47
Net income attributable to common stockholders	$91,340	$36,580
Weighted average common shares outstanding — basic	186,468	181,708
Weighted average common shares outstanding — diluted	186,758	181,991
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.49	$0.20
Net income per share attributable to common stockholders — diluted	$0.49	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Net income	$93,362	$37,453
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(10,981)	7,076
Other comprehensive income (loss)	(10,981)	7,076
Comprehensive income	82,381	44,529
Income attributable to noncontrolling interest	(1,964)	(826)
Other comprehensive (income) loss attributable to noncontrolling interest	231	(156)
Comprehensive income attributable to STAG Industrial, Inc.	$80,648	$43,547

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Three months ended March 31, 2025
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	—	(165)	—	—	(165)	—	—	(165)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(69,508)	—	(69,508)	(1,651)	—	(71,159)
Non-cash compensation activity, net	—	41,343	—	(3,578)	(24)	—	(3,602)	6,215	—	2,613
Redemption of common units to common stock	—	53,360	1	988	—	—	989	(989)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	938	—	—	938	(938)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	874	874
Other comprehensive loss	—	—	—	—	—	(10,750)	(10,750)	(231)	—	(10,981)
Net income	—	—	—	—	91,398	—	91,398	1,964	—	93,362
Balance, March 31, 2025	$—	186,612,226	$1,866	$4,448,147	$(1,007,891)	$24,829	$3,466,951	$74,302	$2,399	$3,543,652
Three months ended March 31, 2024
Balance, December 31, 2023	$—	181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$—	$3,445,811
Proceeds from sales of common stock, net	—	—	—	(170)	—	—	(170)	—	—	(170)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(67,302)	—	(67,302)	(1,570)	—	(68,872)
Non-cash compensation activity, net	—	68,927	1	(2,492)	(234)	—	(2,725)	4,647	—	1,922
Redemption of common units to common stock	—	314,982	3	5,850	—	—	5,853	(5,853)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(2,381)	—	—	(2,381)	2,381	—	—
Other comprehensive income	—	—	—	—	—	6,920	6,920	156	—	7,076
Net income	—	—	—	—	36,627	—	36,627	826	—	37,453
Balance, March 31, 2024	$—	182,074,776	$1,821	$4,273,183	$(979,629)	$56,127	$3,351,502	$71,718	$—	$3,423,220
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$93,362	$37,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,900	71,427
Gain on involuntary conversion	(1,855)	—
Non-cash portion of interest expense	1,301	984
Amortization of above and below market leases, net	(584)	(303)
Straight-line rent adjustments, net	(4,190)	(2,762)
Gain on the sale of rental property, net	(49,913)	—
Non-cash compensation expense	3,192	2,909
Change in assets and liabilities:
Tenant accounts receivable	(1,943)	2,204
Prepaid expenses and other assets	(9,230)	(8,787)
Accounts payable, accrued expenses and other liabilities	(4,647)	480
Tenant prepaid rent and security deposits	4,147	1,557
Total adjustments	10,178	67,709
Net cash provided by operating activities	103,540	105,162
Cash flows from investing activities:
Additions of land and buildings and improvements	(46,325)	(24,622)
Acquisitions of land and buildings and improvements	(36,745)	(43,599)
Proceeds from sale of rental property, net	63,834	—
Acquisition deposits, net	450	(2,324)
Acquisitions of deferred leasing intangibles	(6,140)	(5,715)
Net cash used in investing activities	(24,926)	(76,260)
Cash flows from financing activities:
Proceeds from unsecured credit facility	489,000	264,000
Repayment of unsecured credit facility	(386,000)	(231,000)
Repayment of unsecured notes	(100,000)	—
Repayment of mortgage notes	(55)	(53)
Payment of loan fees and costs	(5)	(822)
Proceeds from sales of common stock, net	(159)	(137)
Dividends and distributions	(70,960)	(68,654)
Repurchase and retirement of share-based compensation	(649)	(1,014)
Contributions from noncontrolling interest in joint ventures	874	—
Net cash used in financing activities	(67,954)	(37,680)
Increase (decrease) in cash and cash equivalents and restricted cash	10,660	(8,778)
Cash and cash equivalents and restricted cash—beginning of period	37,393	21,868
Cash and cash equivalents and restricted cash—end of period	$48,053	$13,090
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $781 and $802 for 2025 and 2024, respectively	$19,875	$22,165
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(342)	$(671)
Acquisitions of deferred leasing intangibles	$(58)	$(88)
Additions to building and other capital improvements from involuntary conversion	$(1,855)	$(2,968)
Investing other receivables due to involuntary conversion of building	$—	$2,968
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$1,255	$4,443
Additions to building and other capital improvements from non-cash compensation	$(70)	$(39)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(58)	$(592)
Dividends and distributions accrued	$23,668	$22,936
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2025 and December 31, 2024, the Company owned 97.9% and 98.0%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2025, the Company owned 597 industrial buildings in 41 states with approximately 117.6 million rentable square feet.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$9,327	$36,284
Restricted cash	38,726	1,109
Total cash and cash equivalents and restricted cash	$48,053	$37,393

Uncertain Tax Positions

As of March 31, 2025 and December 31, 2024, there were no liabilities for uncertain tax positions.

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

The chief operating decision maker ("CODM") of the Company, which is its Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on net income that is reported on the accompanying Consolidated Statements of Operations.

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

3. Rental Property

The following table summarizes the components of rental property, net as of March 31, 2025 and December 31, 2024.

Rental Property (in thousands)	March 31, 2025	December 31, 2024
Land	$776,387	$771,794
Buildings, net of accumulated depreciation of $769,777 and $738,348, respectively	4,639,358	4,634,634
Tenant improvements, net of accumulated depreciation of $42,056 and $42,092, respectively	43,702	44,987
Building and land improvements, net of accumulated depreciation of $317,513 and $305,426, respectively	488,122	396,883
Construction in progress	140,595	218,616
Deferred leasing intangibles, net of accumulated amortization of $386,560 and $386,627, respectively	412,441	428,865
Total rental property, net	$6,500,605	$6,495,779

Acquisitions

The following table summarizes the Company’s acquisitions during the three months ended March 31, 2025. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	$43,285
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2025 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Three Months Ended March 31, 2025
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$6,025	N/A
Buildings	29,635	N/A
Tenant improvements	109	N/A
Building and land improvements	1,318	N/A
Deferred leasing intangibles - in-place leases	3,619	3.3
Deferred leasing intangibles - tenant relationships	2,713	7.3
Deferred leasing intangibles - below market leases	(134)	2.5
Total purchase price	$43,285

Disposition

The following table summarizes the Company’s disposition during the three months ended March 31, 2025. The disposition was sold to a third party and was accounted for under the full accrual method.

Sale of rental property, net (dollars in thousands)	Three months ended March 31, 2025
Number of buildings	1
Building square feet (in millions)	0.3
Proceeds from sale of rental property, net	$63,834
Net book value	$13,921
Gain on the sale of rental property, net	$49,913

The following table summarizes the results of operations for the three months ended March 31, 2025 and 2024 for the building sold during the three months ended March 31, 2025, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended March 31,
Sale of rental property, net (dollars in thousands)	2025	2024
Sold building contribution to net income (loss)(1)	$(144)	$321
(1) Exclusive of gain on the sale of rental property, net.

Involuntary Conversion

During the three months ended March 31, 2025, the Company recognized a gain on involuntary conversion of approximately $1.9 million related to tornado damage to one of the Company’s buildings in December 2023. The Company did not recognize a gain or loss on involuntary conversion during the three months ended March 31, 2024.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$74,053	$(38,817)	$35,236	$76,232	$(39,335)	$36,897
Other intangible lease assets	724,948	(347,743)	377,205	739,260	(347,292)	391,968
Total deferred leasing intangible assets	$799,001	$(386,560)	$412,441	$815,492	$(386,627)	$428,865

Below market leases	$62,921	$(31,692)	$31,229	$64,703	$(31,368)	$33,335
Total deferred leasing intangible liabilities	$62,921	$(31,692)	$31,229	$64,703	$(31,368)	$33,335

The following table summarizes the net increase to rental income and amortization expense for the amortization of deferred leasing intangibles during the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2025	2024
Net increase to rental income related to above and below market lease amortization	$578	$297
Amortization expense related to other intangible lease assets	$21,094	$22,074

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of March 31, 2025 and December 31, 2024.

Indebtedness (dollars in thousands)	March 31, 2025	December 31, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$512,000	$409,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	512,000	409,000

Unsecured term loans:
Unsecured Term Loan G	300,000	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	4.83%	March 23, 2029	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(2,815)	(3,152)
Total carrying value unsecured term loans, net	1,022,185	1,021,848

Unsecured notes:
Series D Unsecured Notes	—	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	75,000	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	175,000	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	150,000	6.30%	May 28, 2034	ii
Total unsecured notes	1,500,000	1,600,000
Total unamortized deferred financing fees and debt issuance costs	(5,697)	(5,908)
Total carrying value unsecured notes, net	1,494,303	1,594,092

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,267	4,322	3.71%	October 1, 2039	ii
Total mortgage note	4,267	4,322
Net unamortized fair market value discount	(125)	(127)
Total carrying value mortgage note, net	4,142	4,195
Total / weighted average interest rate(6)	$3,032,630	$3,029,135	4.13%
(1)Interest rate as of March 31, 2025. At March 31, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Simple Secured Overnight Financing Rate (“Daily SOFR”) was 4.3194% and 4.3223%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of March 31, 2025, one-month Term SOFR for the Unsecured Term Loans A, G, H, and I was swapped to a fixed rate of 1.31%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily SOFR, and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98% (including the 0.10% adjustment).
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $9.4 million and $10.1 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The initial maturity date is September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
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

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2025 was approximately $483.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $24.5 million and $13.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2025	2024
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,301	$984
Facility, unused, and other fees	$435	$439

Debt Activity

On February 20, 2025, the Company redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series D Unsecured Notes with a fixed interest rate of 4.32%.

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of March 31, 2025 and December 31, 2024 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $7.2 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$512,000	$512,000	$409,000	$409,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,500,000	1,423,658	1,600,000	1,490,667
Mortgage note	4,267	3,340	4,322	3,366
Total principal amount	3,041,267	$2,963,998	3,038,322	$2,928,033
Net unamortized fair market value discount	(125)		(127)
Total unamortized deferred financing fees and debt issuance costs	(8,512)		(9,060)
Total carrying value	$3,032,630		$3,029,135

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

As of March 31, 2025, the Company had 17 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of March 31, 2025 and December 31, 2024.

Balance Sheet Line Item (in thousands)	Effective Notional Amount March 31, 2025	Fair Value March 31, 2025	Effective Notional Amount December 31, 2024	Fair Value December 31, 2024
Interest rate swaps-gross asset	$825,000	$26,261	$1,025,000	$36,466
Interest rate swaps-gross liability	$200,000	$(783)	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $17.3 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2025	2024
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$(5,104)	$16,405
Income reclassified from accumulated other comprehensive income into income as interest expense	$5,877	$9,329
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$32,529	$25,421

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2025, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements as of March 31, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$26,261	$—	$26,261	$—
Interest rate swaps-gross liability	$(783)	$—	$(783)	$—

		Fair Value Measurements as of December 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$36,466	$—	$36,466	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of March 31, 2025. There was no activity for the ATM common stock offering program during the three months ended March 31, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$749,821
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months ended March 31, 2025. The Company initially does not receive any proceeds from the sales of shares on a forward basis. The Company may fully physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	$179
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 7, 2025 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2026, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the three months ended March 31, 2025.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	118,667	$37.30
Granted	52,352	$33.14
Vested(1)	(51,100)	$36.11
Forfeited	(5,904)	$35.99
Balance at March 31, 2025	114,015	$35.99
(1)The Company repurchased and retired 18,456 restricted shares of common stock that vested during the three months ended March 31, 2025.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2025 was approximately $3.4 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2025	2024
Vested restricted shares of common stock	51,100	59,232
Fair value of vested restricted shares of common stock (in thousands)	$1,728	$2,325

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the three months ended March 31, 2025.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2024	2,307,662	1,464,718	3,772,380	2.0%
Granted/Issued	280,334	—	280,334	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(53,360)	53,360	—	N/A
Redemptions from Other Common Units to common stock	—	(53,360)	(53,360)	N/A
Balance at March 31, 2025	2,534,636	1,464,718	3,999,354	2.1%

LTIP Units

The Company granted LTIP units under the 2011 Plan on January 7, 2025 to non-employee, independent directors, which vest in equal quarterly installments over one year, with the first vesting date having been March 31, 2025, subject to the recipient’s continued service. The Company granted LTIP units under the 2011 Plan on January 7, 2025 to certain executive officers and senior employees of the Company, which will vest in equal quarterly installments over four years, with the first vesting date having been March 31, 2025, subject to the recipient’s continued employment. Refer to Note 8 for a discussion of the LTIP units granted on January 7, 2025 pursuant to the 2022 performance units.

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2025 (excluding the LTIP units granted pursuant to the 2022 performance units discussed in Note 8).

LTIP Units
Grant date	January 7, 2025
Expected term (years)	10
Expected stock price volatility	25.0%
Expected dividend yield	4.0%
Risk-free interest rate	4.33%
Fair value of LTIP units at issuance (in thousands)	$4,848
LTIP units at issuance	154,001
Fair value unit price per LTIP unit at issuance	$31.48

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

The following table summarizes activity related to the Company’s unvested LTIP units during the three months ended March 31, 2025.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2024	182,382	$36.10
Granted	280,334	$31.48
Vested	(192,086)	$32.81
Forfeited	—	$—
Balance at March 31, 2025	270,630	$33.65

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2025 was approximately $8.1 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

Noncontrolling Interest in Joint Ventures

At March 31, 2025, the Company held a 90.0% interest in a joint venture located in Concord, North Carolina, and a 95.3% interest in a joint venture located in Reno, Nevada. The third-party equity interest in these joint ventures, totaling approximately $2.4 million at March 31, 2025, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

8. Equity Incentive Plan

On January 7, 2025, the compensation committee of the board of directors approved and the Company granted performance units under the 2011 Plan to the executive officers and certain key employees of the Company. The terms of the performance units granted on January 7, 2025 are substantially the same as the terms of the performance units granted in January 2024, except that the measuring period commenced on January 1, 2025 and ends on December 31, 2027.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2025.

Performance Units
Grant date	January 7, 2025
Expected stock price volatility	24.6%
Expected dividend yield	4.0%
Risk-free interest rate	4.3294%
Fair value of performance units grant (in thousands)	$6,858

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

On December 31, 2024, the measuring period for the 2022 performance units concluded, and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2022 performance units at the conclusion of the applicable measuring period during the three months ended March 31, 2025.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2022 Performance Units
Measuring period conclusion date	December 31, 2024
Issuance date	January 7, 2025
Vested LTIP units	126,333
Vested shares of common stock	8,246
Shares of common stock repurchased and retired	751

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2025 was approximately $11.4 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2025	2024
Restricted shares of common stock	$394	$475
LTIP units	1,108	899
Performance units	1,482	1,357
Director compensation(1)	198	177
Total non-cash compensation expense	$3,182	$2,908
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2025 and 2024. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Rental Income (in thousands)	2025	2024
Fixed lease payments	$156,782	$142,111
Variable lease payments	43,759	42,189
Straight-line rental income	4,243	2,805
Net increase to rental income related to above and below market lease amortization	578	297
Total rental income	$205,362	$187,402

As of March 31, 2025 and December 31, 2024, the Company had accrued rental income of approximately $122.2 million and $118.6 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2025 and December 31, 2024, the Company’s total liability associated with lease security deposits was approximately $23.8 million and $23.9 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 1.1 years to 57.5 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

Operating Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	35.1	34.9
Weighted average discount rate	6.9%	6.9%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2025	2024
Operating lease cost included in property expense attributable to ground leases	$697	$616
Operating lease cost included in general and administrative expense attributable to corporate office leases	430	430
Total operating lease cost	$1,127	$1,046

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Operating Leases (in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,057	$989

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of March 31, 2025.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2025	$3,196
2026	3,245
2027	2,265
2028	2,306
2029	2,312
Thereafter	94,551
Total lease payments	107,875
Less: Imputed interest	(73,042)
Present value of operating lease liabilities	$34,833
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three months ended March 31, 2025 and 2024, there were 115,160 and 123,595 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2025	2024
Numerator
Net income attributable to common stockholders	$91,340	$36,580
Denominator
Weighted average common shares outstanding — basic	186,468	181,708
Effect of dilutive securities(1)
Share-based compensation	290	281
Shares issuable under forward sale agreements	—	2
Weighted average common shares outstanding — diluted	186,758	181,991
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.49	$0.20
Net income per share attributable to common stockholders — diluted	$0.49	$0.20
(1)During the three months ended March 31, 2025 and 2024, there were approximately 115 and 124 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $4.2 million as of March 31, 2025 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent event was noted.

On April 15, 2025, the Company entered into a note purchase agreement for the future private placement by the Operating Partnership of $350.0 million senior unsecured notes maturing June 25, 2030 with a fixed annual interest rate of 5.50%, $100.0 million senior unsecured notes maturing June 25, 2033 with a fixed annual interest rate of 5.82%, and $100.0 million senior unsecured notes maturing June 25, 2035 with a fixed annual interest rate of 5.99%. The notes are expected to be issued on or around June 25, 2025, subject to conditions.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•the risk of global or national recessions and international, national, regional, and local economic conditions;
•decreased economic activity due to fluctuations in trade policies, tariffs and related government actions;
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
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as the novel coronavirus disease, and other potentially catastrophic events such as acts of war and/or terrorism (including the ongoing conflict between Ukraine and Russia and the Israel-Hamas war, the risk of such conflicts widening and the related impact on macroeconomic conditions as a result of such conflicts);
•renegotiation or termination of trade agreements or treaties among the United States and foreign countries or increases to U.S. tariffs on foreign goods or to foreign tariffs on U.S. goods;
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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of March 31, 2025 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of March 31, 2025, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Overview

We are a REIT focused on the acquisition, ownership, development, and operation of industrial properties throughout the United States. Our platform is designed to (i) identify properties for acquisition that offer relative value across CBRE-EA Tier 1 industrial property types and tenants through the principled application of our proprietary risk assessment model, (ii) provide growth through sophisticated industrial operation and an attractive opportunity set, and (iii) capitalize our business appropriately given the characteristics of our assets. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “STAG.”

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

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. While U.S. gross domestic product (“GDP”) declined during the first two quarters of 2022, real GDP has increased for ten consecutive quarters with the most recent measure showing 2.4% growth in the fourth quarter of 2024. Labor conditions are slowing, but holding solid with a 4.2% unemployment rate as of March 2025. Going forward, due to the U.S.'s recent implementation of extraordinary tariffs, the general consensus among economists is substantially higher risk of recession or stagflation. While the trade policies and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity slowed since 2022 relative to our historical acquisition pace.

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

Due to demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure, we expect acceleration in a number of industrial-specific trends to support stronger long term demand, including:

•the continued growth of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;

•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, policies that promote domestic and regional manufacturing "onshoring and nearshoring", a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and
•the overall quality of the transportation infrastructure in the United States.

Our portfolio continues to have strong occupancy and benefits from geographic diversity throughout the national industrial market. Demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates, while rising, remain near historical standards in many markets. The supply pipeline remains robust, albeit smaller and more notably concentrated in very large warehouses. Construction starts continue to decline as a result of both moderating demand and volatile capital markets. The volatile global and U.S. macro-economic trends could be a notable headwind and may potentially result in relatively less demand for space, increased credit loss, and higher vacancy. We believe that the diversification of our portfolio by market, tenant industry, and tenant credit will prove to be a strength in this environment.

On October 22, 2024, American Tire Distributors, Inc. (“ATD”), a tenant that accounts for approximately 1% of our total annualized base rental revenue as of March 31, 2025, voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. ATD leases seven buildings from us totaling 840,658 square feet. Annualized base rental revenue for the seven buildings is approximately $6.3 million as of March 31, 2025. On February 28, 2025, ATD sold substantially all of its assets to its current lender group as a going concern. The transaction eliminated a significant amount of debt and provided the reorganized business with access to new capital. ATD is current on its rent obligations to us. Under the terms of the sale, the purchaser has until May 20, 2025 to designate leases to be assumed and assigned to it as part of the transaction. While the ongoing business under new ownership may not be successful and until May 20, 2025, ATD could assume or reject any or all of the seven leases, we do not currently believe that the tenant’s bankruptcy is reasonably likely to have a material adverse effect on our results of operations or financial condition.

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

The following table summarizes the Operating Portfolio leases that commenced during the three months ended March 31, 2025. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended March 31, 2025
New Leases	279,055	$5.25	$5.46	$2.79	34.0%	47.0%	4.3	$0.40
Renewal Leases	4,683,573	$6.02	$6.39	$1.62	27.0%	41.9%	4.5	$0.12
Total/weighted average	4,962,628	$5.98	$6.34	$1.69	27.3%	42.1%	4.5	$0.13
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

Additionally, for the three months ended March 31, 2025, leases commenced totaling 93,398 related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.4% of our total annualized base rental revenue will expire during the period from April 1, 2025 to March 31, 2026, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period April 1, 2025 to March 31, 2026, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2025, plus available space, for each of the ten calendar years beginning with 2025 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	4,870,232	—%	$—	—%
Month-to-month leases	4	66,394	0.1%	430	0.1%
Remainder of 2025(1)	42	4,615,168	4.1%	26,162	4.1%
2026	143	18,976,908	16.8%	107,431	16.7%
2027	138	18,118,549	16.1%	101,202	15.7%
2028	116	14,520,506	12.9%	82,241	12.6%
2029	102	16,104,574	14.3%	90,852	14.1%
2030	77	11,558,032	10.2%	69,038	10.7%
2031	60	10,513,156	9.3%	56,714	8.8%
2032	25	3,578,822	3.2%	25,411	3.9%
2033	21	3,434,154	3.0%	19,873	3.1%
2034	14	3,478,855	3.1%	24,770	3.8%
Thereafter	30	7,790,211	6.9%	41,046	6.4%
Total	772	117,625,561	100.0%	$645,170	100.0%
(1)Leases previously scheduled to expire in 2025, totaling approximately 9.9 million square feet, have been amended to extend their lease expiration date as of March 31, 2025. These leases are excluded from 2025 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2025.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	$43,285
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

Portfolio Disposition
During the three months ended March 31, 2025, we sold one building comprised of approximately 0.3 million rentable square feet with a net book value of approximately $13.9 million to a third party. Net proceeds from the sale of rental property was approximately $63.8 million and we recognized the full gain on the sale of rental property, net, of approximately $49.9 million for the three months ended March 31, 2025.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2025.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.1%
Greenville, SC	5.2%
Minneapolis, MN	4.3%
Pittsburgh, PA	4.0%
Columbus, OH	3.8%
Detroit, MI	3.6%
Philadelphia, PA	3.1%
South Central, PA	3.1%
Boston, MA	2.5%
El Paso, TX	2.4%
Milwaukee, WI	2.3%
Kansas City, MO	2.1%
Charlotte, NC	2.1%
Houston, TX	2.0%
Sacramento, CA	2.0%
Indianapolis, IN	1.9%
Cincinnati, OH	1.8%
Cleveland, OH	1.7%
Columbia, SC	1.4%
Grand Rapids, MI	1.4%
Total	58.8%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2025.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.0%
Containers & Packaging	7.6%
Machinery	6.4%
Automobile Components	6.2%
Commercial Services & Supplies	5.6%
Trading Companies & Distribution (Industrial Goods)	5.4%
Distributors (Consumer Goods)	4.6%
Building Products	4.5%
Broadline Retail	3.7%
Consumer Staples Distribution	3.7%
Household Durables	3.3%
Specialty Retail	3.0%
Media	2.9%
Beverages	2.4%
Food Products	2.4%
Electrical Equipment	2.1%
Electronic Equip, Instruments	2.0%
Chemicals	1.9%
Ground Transportation	1.9%
Automobiles	1.5%
Total	82.1%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2025.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.9%
American Tire Distributors, Inc.	7	1.0%
Schneider Electric USA, Inc.	3	0.9%
Soho Studio, LLC	1	0.9%
International Paper Company	4	0.9%
CHEP USA	6	0.7%
Tempur Sealy International, Inc.	2	0.7%
The Coca-Cola Company	3	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.7%
Kenco Logistic Services, LLC	3	0.7%
Penguin Random House, LLC	1	0.7%
FedEx Corporation	4	0.7%
Penske Truck Leasing Co. LP	3	0.6%
WestRock Company	6	0.6%
Lippert Component Manufacturing	4	0.6%
DHL Supply Chain	4	0.6%
GXO Logistics, Inc.	2	0.6%
Carolina Beverage Group	3	0.6%
AFL Telecommunications LLC	2	0.6%
Total	72	16.4%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service on or after January 1, 2024. On March 31, 2025, we owned 549 industrial buildings consisting of approximately 108.6 million square feet and representing approximately 92.3% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.8% to 97.4% as of March 31, 2025 compared to 98.2% as of March 31, 2024.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2025 and 2024 with respect to the buildings acquired and sold on or after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$186,913	$180,690	$6,223	3.4%	$14,787	$2,800	$3,662	$3,912	$205,362	$187,402	$17,960	9.6%
Other income	92	—	92	100.0%	3	76	117	65	212	141	71	50.4%
Total operating revenue	187,005	180,690	6,315	3.5%	14,790	2,876	3,779	3,977	205,574	187,543	18,031	9.6%
Expenses
Property	39,507	37,666	1,841	4.9%	2,978	694	1,193	711	43,678	39,071	4,607	11.8%
Net operating income(1)	$147,498	$143,024	$4,474	3.1%	$11,812	$2,182	$2,586	$3,266	161,896	148,472	13,424	9.0%
Other expenses
General and administrative									13,306	12,952	354	2.7%
Depreciation and amortization									73,900	71,427	2,473	3.5%
Other expenses									572	563	9	1.6%
Total other expenses									87,778	84,942	2,836	3.3%
Total expenses									131,456	124,013	7,443	6.0%
Other income (expense)
Interest and other income									5	11	(6)	(54.5)%
Interest expense									(32,529)	(25,421)	(7,108)	28.0%
Debt extinguishment and modification expenses									—	(667)	667	(100.0)%
Gain on involuntary conversion									1,855	—	1,855	100.0%
Gain on the sale of rental property, net									49,913	—	49,913	100.0%
Total other income (expense)									19,244	(26,077)	45,321	173.8%
Net income									$93,362	$37,453	$55,909	149.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $55.9 million, or 149.3%, to approximately $93.4 million for the three months ended March 31, 2025 compared to approximately $37.5 million for the three months ended March 31, 2024.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $6.2 million, or 3.4%, to approximately $186.9 million for the three months ended March 31, 2025 compared to approximately $180.7 million for the three months ended March 31, 2024.

Same store lease income increased by approximately $5.7 million, or 3.9%, to approximately $150.4 million for the three months ended March 31, 2025 compared to approximately $144.7 million for the three months ended March 31, 2024. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $9.0 million. This increase was partially offset by the reduction of base rent of approximately $3.1 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.2 million.

Same store other billings increased by approximately $0.5 million, or 1.4%, to approximately $36.5 million for the three months ended March 31, 2025 compared to approximately $36.0 million for the three months ended March 31, 2024. The increase in other billings was primarily attributable to an increase in real estate tax reimbursements of approximately $0.9 million due to an increase in real estate taxes levied by the taxing authority for certain tenants for which we pay the real estate taxes on their behalf and occupancy of previously vacant buildings. Additionally, the increase was offset by a decrease of approximately $0.4 million of other expense reimbursements due to a decrease in the corresponding expenses and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $1.8 million, or 4.9%, to approximately $39.5 million for the three months ended March 31, 2025 compared to approximately $37.7 million for the three months ended March 31, 2024. This increase was primarily due to increases in real estate tax, other expenses, and snow removal expense of approximately $1.6 million, $0.3 million, and $0.2 million, respectively. These increases were partially offset by a decrease to utility expense of approximately $0.3 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 33 buildings consisting of approximately 6.0 million square feet (excluding two buildings that were included in the Value Add Portfolio at March 31, 2025, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 11 buildings consisting of approximately 1.9 million square feet. For the three months ended March 31, 2025 and 2024, the buildings acquired after January 1, 2024 contributed approximately $11.9 million and $0.2 million to NOI, respectively. For the three months ended March 31, 2025 and March 31, 2024, the buildings sold after January 1, 2024 contributed approximately $(0.1) million and $2.0 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Other assets include our Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $2.2 million and $2.7 million to NOI for the three months ended March 31, 2025 and 2024, respectively. Additionally, there was approximately $0.4 million and $0.6 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2025 and 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative expenses, depreciation and amortization, and other expenses.

Total other expenses increased approximately $2.8 million, or 3.3%, to approximately $87.8 million for the three months ended March 31, 2025 compared to approximately $84.9 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $2.5 million due to an increase in the depreciable asset base from net acquisitions after March 31, 2024. Additionally, general and administrative expenses increased by approximately $0.4 million primarily due to increases in compensation and other payroll costs.

Total Other Income (Expense)

Total other income (expense) consists of interest and other income, interest expense, debt extinguishment and modification expenses, gain on involuntary conversion, and gain on the sale of rental property, net. Interest expense includes interest incurred during the period as well as adjustments related to amortization of financing fees and debt issuance costs, and amortization of fair market value adjustments associated with the assumption of debt.

Total other income (expense) increased approximately $45.3 million, or 173.8%, to approximately $19.2 million total other income for the three months ended March 31, 2025 compared to approximately $26.1 million total other expense for the three months ended March 31, 2024. This increase was primarily attributable to an increase in the gain on the sale of rental property, net of approximately $49.9 million. Additionally, there was an increase in gain on involuntary conversion of approximately $1.9 million during the three months ended March 31, 2025, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, that did not occur during the three months ended March 31, 2024. These increases were also attributable to a decrease in debt extinguishment and modification expenses of approximately $0.7 million related to the unsecured term loan amendment during the three months ended March 31, 2024. These increases were partially offset by an increase in interest expense of approximately $7.1 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2025	2024
Net income	$93,362	$37,453
Rental property depreciation and amortization	73,814	71,368
Gain on the sale of rental property, net	(49,913)	—
FFO	117,263	108,821
Amount allocated to restricted shares of common stock and unvested units	(167)	(146)
FFO attributable to common stockholders and unit holders	$117,096	$108,675

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2025	2024
Net income	$93,362	$37,453
General and administrative	13,306	12,952
Depreciation and amortization	73,900	71,427
Interest and other income	(5)	(11)
Interest expense	32,529	25,421
Gain on involuntary conversion	(1,855)	—
Debt extinguishment and modification expenses	—	667
Other expenses	572	563
Gain on the sale of rental property, net	(49,913)	—
Net operating income	$161,896	$148,472

Cash Flows

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table summarizes our cash flows for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2025	2024	$	%
Net cash provided by operating activities	$103,540	$105,162	$(1,622)	(1.5)%
Net cash used in investing activities	$24,926	$76,260	$(51,334)	(67.3)%
Net cash used in financing activities	$67,954	$37,680	$30,274	80.3%

Net cash provided by operating activities decreased approximately $1.6 million to approximately $103.5 million for the three months ended March 31, 2025 compared to approximately $105.2 million for the three months ended March 31, 2024. The decrease was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $51.3 million to approximately $24.9 million for the three months ended March 31, 2025 compared to approximately $76.3 million for the three months ended March 31, 2024. The decrease was primarily attributable to an increase in proceeds from sale of rental property, net of approximately $63.8 million during the three months ended March 31, 2025 related to the disposition of one building, whereas during the three months ended March 31, 2024 there were no dispositions. The decrease was also attributable to the acquisition of rental property during the three months ended March 31, 2025 of approximately $42.9 million, compared to the acquisition of rental property during the three months ended March 31, 2024 of approximately $49.3 million. These decreases were partially offset by an increase in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $21.7 million, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net cash used in financing activities increased approximately $30.3 million to approximately $68.0 million for the three months ended March 31, 2025 compared to approximately $37.7 million for the three months ended March 31, 2024. This increase is primarily attributable to the redemption of $100.0 million of unsecured notes on February 20, 2025 that did not occur during the three months ended March 31, 2024, as well as increase of approximately $2.3 million in dividends and distributions paid. These decreases were partially offset by an increase in net borrowings of approximately $70.0 million under our unsecured credit facility.

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

As of March 31, 2025, we had total immediate liquidity of approximately $493.1 million, comprised of approximately $9.3 million of cash and cash equivalents and approximately $483.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2025.

Indebtedness (dollars in thousands)	March 31, 2025	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$512,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	512,000

Unsecured term loans:
Unsecured Term Loan G	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	4.83%	March 23, 2029	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(2,815)
Total carrying value unsecured term loans, net	1,022,185

Unsecured notes:
Series G Unsecured Notes	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Total unsecured notes	1,500,000
Total unamortized deferred financing fees and debt issuance costs	(5,697)
Total carrying value unsecured notes, net	1,494,303

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,267	3.71%	October 1, 2039	ii
Total mortgage note	4,267
Net unamortized fair market value discount	(125)
Total carrying value mortgage note, net	4,142
Total / weighted average interest rate(6)	$3,032,630	4.13%
(1)Interest rate as of March 31, 2025. At March 31, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Simple Secured Overnight Financing Rate (“Daily SOFR”) was 4.31940% and 4.3223%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of March 31, 2025, one-month Term SOFR for the Unsecured Term Loans A, G, H, and I was swapped to a fixed rate of 1.31%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily SOFR, and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98% (including the 0.10% adjustment).
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
(5)The initial maturity date of our Unsecured Term Loan F is March 25, 2027, or such later date which may be extended pursuant to two one-year extension options exercisable by us in our discretion upon advance written notice. Exercise of each one-year option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions.
(6)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility as of March 31, 2025 was approximately $483.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On February 20, 2025, we redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series D Unsecured Notes with a fixed interest rate of 4.32%.

Subsequent to March 31, 2025, on April 15, 2025, we entered into a note purchase agreement for the future private placement by the Operating Partnership of $350.0 million senior unsecured notes maturing June 25, 2030 with a fixed annual interest rate of 5.50%, $100.0 million senior unsecured notes maturing June 25, 2033 with a fixed annual interest rate of 5.82%, and $100.0 million senior unsecured notes maturing June 25, 2035 with a fixed annual interest rate of 5.99%. The notes are expected to be issued on or around June 25, 2025, subject to conditions.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2025, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of March 31, 2025.

Debt Capital Structure	March 31, 2025
Total principal outstanding (in thousands)	$3,041,267
Weighted average duration (years)	4.4
% Secured debt	0.1%
% Debt maturing next 12 months	12.3%
Net Debt to Real Estate Cost Basis(1)	38.1%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of March 31, 2025. There was no activity for the ATM common stock offering program during the three months ended March 31, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of March 31, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$749,821
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months March 31, 2025. We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	$179
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2025, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At March 31, 2025, we held a 90.0% interest in a joint venture located in Concord, North Carolina, and a 95.3% interest in a joint venture located in Reno, Nevada.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2025, 13 of our interest rate swaps outstanding were in an asset position of approximately $26.3 million and four of our forward-starting interest rate swaps were in a liability position of approximately $0.8 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2025, we had approximately $1,537.0 million of variable rate debt. As of March 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2025, we had letters of credit related to development projects and certain other agreements of approximately $4.2 million. As of March 31, 2025, we had no other material off-balance sheet arrangements.

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

As of March 31, 2025, we had $1,537.0 million of variable rate debt outstanding. As of March 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $512.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $512.0 million on our unsecured credit facility for the three months ended March 31, 2025, our interest expense would have increased by approximately $1.3 million for the three months ended March 31, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
Other than the following, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025.

Trade policies, tariffs and related government actions may cause a decline in economic activity and have a material adverse impact on our business.

The U.S. government has recently indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Most recently, the United States has imposed or sought to impose significant increases to tariffs on foreign goods imported into the United States, including from China, Canada and Mexico, such as steel and aluminum. In response to such actions, some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Further governmental actions related to the imposition of tariffs or other trade barriers by the United States or foreign countries or changes to international trade agreements or policies, or uncertainty related to any such actions, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions. Such action, changes or uncertainty could also increase the costs and decrease margins on our development or expansion projects. Any of these impacts could depress economic activity and have a material adverse effect on the businesses of our current and future tenants as well as on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2025, the Operating Partnership issued 53,360 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2025, we issued 53,360 shares of common stock upon redemption of 53,360 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended March 31, 2025, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	19,207	$33.79	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	—	$—	—	$—
Total/weighted average	19,207	$33.79	—	$—
(1) Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1
Series O Unsecured Notes, Series P Unsecured Notes, Series Q Unsecured Notes: Note Purchase Agreement dated as of April 15, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 17, 2025)

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

STAG INDUSTRIAL, INC.

Date: April 29, 2025	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)