Form 10-Q
period 2025-06-30
STAG Industrial, Inc.
filed 2025-07-29
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of common stock outstanding at July 28, 2025 was 186,696,691.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Rental Property:
Land	$782,046	$771,794
Buildings and improvements, net of accumulated depreciation of $1,177,622 and $1,085,866, respectively	5,325,367	5,295,120
Deferred leasing intangibles, net of accumulated amortization of $406,658 and $386,627, respectively	392,677	428,865
Total rental property, net	6,500,090	6,495,779
Cash and cash equivalents	15,379	36,284
Restricted cash	20,466	1,109
Tenant accounts receivable	138,936	136,357
Prepaid expenses and other assets	100,464	96,189
Interest rate swaps	19,703	36,466
Operating lease right-of-use assets	30,110	31,151
Total assets	$6,825,148	$6,833,335
Liabilities and Equity
Liabilities:
Unsecured credit facility	$51,000	$409,000
Unsecured term loans, net	1,022,522	1,021,848
Unsecured notes, net	1,966,291	1,594,092
Mortgage note, net	4,089	4,195
Accounts payable, accrued expenses and other liabilities	117,823	126,811
Interest rate swaps	1,250	—
Tenant prepaid rent and security deposits	54,445	56,173
Dividends and distributions payable	23,668	23,469
Deferred leasing intangibles, net of accumulated amortization of $33,876 and $31,368, respectively	29,044	33,335
Operating lease liabilities	34,357	35,304
Total liabilities	3,304,489	3,304,227
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2025 and December 31, 2024; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2025 and December 31, 2024, 186,691,274 and 186,517,523 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,867	1,865
Additional paid-in capital	4,452,472	4,449,964
Cumulative dividends in excess of earnings	(1,027,416)	(1,029,757)
Accumulated other comprehensive income	17,954	35,579
Total stockholders’ equity	3,444,877	3,457,651
Noncontrolling interest in operating partnership	72,447	69,932
Noncontrolling interest in joint ventures	3,335	1,525
Total equity	3,520,659	3,529,108
Total liabilities and equity	$6,825,148	$6,833,335

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Rental income	$207,438	$186,467	$412,800	$373,869
Other income	155	3,310	367	3,451
Total revenue	207,593	189,777	413,167	377,320
Expenses
Property	40,403	37,478	84,081	76,549
General and administrative	12,901	11,828	26,207	24,780
Depreciation and amortization	74,473	75,280	148,373	146,707
Loss on impairment	888	4,967	888	4,967
Other expenses	(58)	595	514	1,158
Total expenses	128,607	130,148	260,063	254,161
Other income (expense)
Interest and other income	3	14	8	25
Interest expense	(33,618)	(27,372)	(66,147)	(52,793)
Debt extinguishment and modification expenses	—	—	—	(667)
Gain on involuntary conversion	—	5,717	1,855	5,717
Gain on the sales of rental property, net	5,692	23,086	55,605	23,086
Total other income (expense)	(27,923)	1,445	(8,679)	(24,632)
Net income	51,063	61,074	144,425	98,527
Less: income attributable to noncontrolling interest in operating partnership	1,058	1,291	3,022	2,117
Net income attributable to STAG Industrial, Inc.	50,005	59,783	141,403	96,410
Less: amount allocated to participating securities	42	46	87	93
Net income attributable to common stockholders	$49,963	$59,737	$141,316	$96,317
Weighted average common shares outstanding — basic	186,535	181,961	186,502	181,834
Weighted average common shares outstanding — diluted	186,910	182,185	186,834	182,088
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.27	$0.33	$0.76	$0.53
Net income per share attributable to common stockholders — diluted	$0.27	$0.33	$0.76	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$51,063	$61,074	$144,425	$98,527
Other comprehensive income (loss):
Income (loss) on interest rate swaps	(7,021)	(2,967)	(18,002)	4,109
Other comprehensive income (loss)	(7,021)	(2,967)	(18,002)	4,109
Comprehensive income	44,042	58,107	126,423	102,636
Income attributable to noncontrolling interest	(1,058)	(1,291)	(3,022)	(2,117)
Other comprehensive (income) loss attributable to noncontrolling interest	146	68	377	(88)
Comprehensive income attributable to STAG Industrial, Inc.	$43,130	$56,884	$123,778	$100,431

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Three months ended June 30, 2025
Balance, March 31, 2025	$—	186,612,226	$1,866	$4,448,147	$(1,007,891)	$24,829	$3,466,951	$74,302	$2,399	$3,543,652
Proceeds from sales of common stock, net	—	—	—	(254)	—	—	(254)	—	—	(254)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(69,530)	—	(69,530)	(1,502)	—	(71,032)
Non-cash compensation activity, net	—	5,854	—	2,207	—	—	2,207	1,108	—	3,315
Redemption of common units to common stock	—	73,194	1	1,359	—	—	1,360	(1,360)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	1,013	—	—	1,013	(1,013)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	936	936
Other comprehensive loss	—	—	—	—	—	(6,875)	(6,875)	(146)	—	(7,021)
Net income	—	—	—	—	50,005	—	50,005	1,058	—	51,063
Balance, June 30, 2025	$—	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
Three months ended June 30, 2024
Balance, March 31, 2024	$—	182,074,776	$1,821	$4,273,183	$(979,629)	$56,127	$3,351,502	$71,718	$—	$3,423,220
Proceeds from sales of common stock, net	—	—	—	(89)	—	—	(89)	—	—	(89)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(67,372)	—	(67,372)	(1,543)	—	(68,915)
Non-cash compensation activity, net	—	527	—	2,085	—	—	2,085	922	—	3,007
Redemption of common units to common stock	—	30,000	—	552	—	—	552	(552)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	767	—	—	767	(767)	—	—
Other comprehensive loss	—	—	—	—	—	(2,899)	(2,899)	(68)	—	(2,967)
Net income	—	—	—	—	59,783	—	59,783	1,291	—	61,074
Balance, June 30, 2024	$—	182,105,303	$1,821	$4,276,498	$(987,218)	$53,228	$3,344,329	$71,001	$—	$3,415,330

Six months ended June 30, 2025
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	—	(419)	—	—	(419)	—	—	(419)
Dividends and distributions, net ($0.75 per share/unit)	—	—	—	—	(139,038)	—	(139,038)	(3,153)	—	(142,191)
Non-cash compensation activity, net	—	47,197	—	(1,371)	(24)	—	(1,395)	7,323	—	5,928
Redemption of common units to common stock	—	126,554	2	2,347	—	—	2,349	(2,349)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	1,951	—	—	1,951	(1,951)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	1,810	1,810
Other comprehensive loss	—	—	—	—	—	(17,625)	(17,625)	(377)	—	(18,002)
Net income	—	—	—	—	141,403	—	141,403	3,022	—	144,425
Balance, June 30, 2025	$—	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
Six months ended June 30, 2024
Balance, December 31, 2023	$—	181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$—	$3,445,811
Proceeds from sales of common stock, net	—	—	—	(259)	—	—	(259)	—	—	(259)
Dividends and distributions, net ($0.74 per share/unit)	—	—	—	—	(134,674)	—	(134,674)	(3,113)	—	(137,787)
Non-cash compensation activity, net	—	69,454	1	(407)	(234)	—	(640)	5,569	—	4,929
Redemption of common units to common stock	—	344,982	3	6,402	—	—	6,405	(6,405)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(1,614)	—	—	(1,614)	1,614	—	—
Other comprehensive income	—	—	—	—	—	4,021	4,021	88	—	4,109
Net income	—	—	—	—	96,410	—	96,410	2,117	—	98,527
Balance, June 30, 2024	$—	182,105,303	$1,821	$4,276,498	$(987,218)	$53,228	$3,344,329	$71,001	$—	$3,415,330
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$144,425	$98,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,373	146,707
Loss on impairment	888	4,967
Gain on involuntary conversion	(1,855)	(5,717)
Non-cash portion of interest expense	2,638	2,036
Amortization of above and below market leases, net	(1,227)	532
Straight-line rent adjustments, net	(9,125)	(7,531)
Gain on the sales of rental property, net	(55,605)	(23,086)
Non-cash compensation expense	6,440	5,871
Change in assets and liabilities:
Tenant accounts receivable	6,773	9,232
Prepaid expenses and other assets	(14,197)	(11,732)
Accounts payable, accrued expenses and other liabilities	(10,392)	6,953
Tenant prepaid rent and security deposits	(1,728)	638
Total adjustments	70,983	128,870
Net cash provided by operating activities	215,408	227,397
Cash flows from investing activities:
Additions of land and buildings and improvements	(95,888)	(41,857)
Acquisitions of land and buildings and improvements	(57,922)	(250,202)
Acquisitions of other assets	—	(196)
Proceeds from sale of rental property, net	72,590	75,706
Acquisition deposits, net	450	(400)
Acquisitions of deferred leasing intangibles	(8,859)	(30,662)
Net cash used in investing activities	(89,629)	(247,611)
Cash flows from financing activities:
Proceeds from unsecured credit facility	707,000	630,000
Repayment of unsecured credit facility	(1,065,000)	(905,000)
Proceeds from unsecured notes	550,000	450,000
Repayment of unsecured notes	(175,000)	—
Repayment of mortgage notes	(110)	(107)
Payment of loan fees and costs	(2,918)	(3,197)
Proceeds from sales of common stock, net	(467)	(244)
Dividends and distributions	(141,993)	(137,572)
Repurchase and retirement of share-based compensation	(649)	(1,014)
Contributions from noncontrolling interest in joint ventures	1,810	—
Net cash provided by (used in) financing activities	(127,327)	32,866
Increase (decrease) in cash and cash equivalents and restricted cash	(1,548)	12,652
Cash and cash equivalents and restricted cash—beginning of period	37,393	21,868
Cash and cash equivalents and restricted cash—end of period	$35,845	$34,520
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $1,700 and $1,259 for 2025 and 2024, respectively	$63,402	$49,130
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(342)	$(2,456)
Acquisitions of deferred leasing intangibles	$(58)	$(357)
Additions to building and other capital improvements from involuntary conversion	$(1,855)	$(8,685)
Investing other receivables due to involuntary conversion of building	$—	$2,968
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(473)	$(6,499)
Additions to building and other capital improvements from non-cash compensation	$(137)	$(80)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(409)	$(849)
Dividends and distributions accrued	$23,668	$22,936
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2025 and December 31, 2024, the Company owned 97.9% and 98.0%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2025, the Company owned 600 industrial buildings in 41 states with approximately 118.3 million rentable square feet.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$15,379	$36,284
Restricted cash	20,466	1,109
Total cash and cash equivalents and restricted cash	$35,845	$37,393

Uncertain Tax Positions

As of June 30, 2025 and December 31, 2024, there were no liabilities for uncertain tax positions.

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

The chief operating decision maker (“CODM”) of the Company, which is its Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on net income that is reported on the accompanying Consolidated Statements of Operations.

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

3. Rental Property

The following table summarizes the components of rental property, net as of June 30, 2025 and December 31, 2024.

Rental Property (in thousands)	June 30, 2025	December 31, 2024
Land	$782,046	$771,794
Buildings, net of accumulated depreciation of $802,739 and $738,348, respectively	4,616,637	4,634,634
Tenant improvements, net of accumulated depreciation of $44,470 and $42,092, respectively	42,360	44,987
Building and land improvements, net of accumulated depreciation of $330,413 and $305,426, respectively	555,992	396,883
Construction in progress	110,378	218,616
Deferred leasing intangibles, net of accumulated amortization of $406,658 and $386,627, respectively	392,677	428,865
Total rental property, net	$6,500,090	$6,495,779

Acquisitions

The following table summarizes the Company’s acquisitions during the three and six months ended June 30, 2025. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	43,285
Louisville, KY(2)	May 7, 2025	—	—	5,497
Chicago, IL	June 12, 2025	183,200	1	18,399
Three months ended June 30, 2025		183,200	1	23,896
Six months ended June 30, 2025		576,764	4	$67,181
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

On May 7, 2025, the Company formed a joint venture with a third party, and the venture is primarily engaged in the development and eventual operation of an industrial real estate property located in Shepherdsville, Kentucky. The Company determined to account for its investment in the joint venture under the voting interest model of consolidation. See Note 7 for further discussion of the third party’s noncontrolling interest in the joint venture.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2025 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Six Months Ended June 30, 2025
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$12,112	N/A
Buildings	41,475	N/A
Tenant improvements	743	N/A
Building and land improvements	2,653	N/A
Construction in progress	1,281	N/A
Deferred leasing intangibles - in-place leases	5,269	3.8
Deferred leasing intangibles - tenant relationships	3,782	7.8
Deferred leasing intangibles - below market leases	(134)	2.5
Total purchase price	$67,181

Dispositions

The following table summarizes the Company’s dispositions during the six months ended June 30, 2025. The dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Six months ended June 30, 2025
Number of buildings	2
Building square feet (in millions)	0.5
Proceeds from sale of rental property, net	$72,590
Net book value	$16,985
Gain on the sales of rental property, net	$55,605

The following table summarizes the results of operations for the six months ended June 30, 2025 and 2024 for the buildings sold during the six months ended June 30, 2025, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended June 30,		Six months ended June 30,
Sales of rental property, net (dollars in thousands)	2025	2024	2025	2024
Sold buildings contribution to net income(1)	$328	$391	$322	$817
(1) Exclusive of gain on the sales of rental property, net.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the three and six months ended June 30, 2025.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation Technique Utilized to Estimate Fair Value		Fair Value(3)	Loss on Impairment
					(in thousands)
Lewiston, ME	1	Change in estimated hold period	Discounted cash flows	(4)	$2,831	$888
Three and six months ended June 30, 2025						$888
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
(4)Level 3 inputs used to determine fair value for the property impaired: discount rate of 12.0% and exit capitalization rate of 10.0%.

Involuntary Conversion

During the three and six months ended June 30, 2025 and 2024, the Company recognized a gain on involuntary conversion of approximately $0 million, $5.7 million, $1.9 million, and $5.7 million, respectively, related to tornado damage to one of the Company’s buildings in December 2023.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$73,789	$(40,101)	$33,688	$76,232	$(39,335)	$36,897
Other intangible lease assets	725,546	(366,557)	358,989	739,260	(347,292)	391,968
Total deferred leasing intangible assets	$799,335	$(406,658)	$392,677	$815,492	$(386,627)	$428,865

Below market leases	$62,920	$(33,876)	$29,044	$64,703	$(31,368)	$33,335
Total deferred leasing intangible liabilities	$62,920	$(33,876)	$29,044	$64,703	$(31,368)	$33,335

The following table summarizes the net increase (decrease) to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2025	2024	2025	2024
Net increase (decrease) to rental income related to above and below market lease amortization	$637	$(840)	$1,215	$(543)
Amortization expense related to other intangible lease assets	$20,937	$25,142	$42,031	$47,216

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of June 30, 2025 and December 31, 2024.

Indebtedness (dollars in thousands)	June 30, 2025	December 31, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$51,000	$409,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	51,000	409,000

Unsecured term loans:
Unsecured Term Loan G	300,000	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	4.83%	March 23, 2029	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(2,478)	(3,152)
Total carrying value unsecured term loans, net	1,022,522	1,021,848

Unsecured notes:
Series D Unsecured Notes	—	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	—	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	—	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	—	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	—	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000	1,600,000
Total unamortized deferred financing fees and debt issuance costs	(8,709)	(5,908)
Total carrying value unsecured notes, net	1,966,291	1,594,092

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,212	4,322	3.71%	October 1, 2039	ii
Total mortgage note	4,212	4,322
Unamortized fair market value discount	(123)	(127)
Total carrying value mortgage note, net	4,089	4,195
Total / weighted average interest rate(6)	$3,043,902	$3,029,135	4.24%
(1)Interest rate as of June 30, 2025. At June 30, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Simple Secured Overnight Financing Rate (“Daily SOFR”) was 4.3223% and 4.2990%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. The unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of June 30, 2025, one-month Term SOFR for the Unsecured Term Loans A, G, H, and I was swapped to a fixed rate of 1.31%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily SOFR and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98% (including the 0.10% adjustment).
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $8.7 million and $10.1 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The initial maturity date is September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
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

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2025 was approximately $945.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $13.2 million and $13.7 million as of June 30, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2025	2024	2025	2024
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,337	$1,052	$2,638	$2,036
Facility, unused, and other fees	$439	$439	$874	$878

Debt Activity

On June 13, 2025, the Company redeemed in full at maturity the $75.0 million in aggregate principal amount of the Series G Unsecured Notes with a fixed interest rate of 4.10%.

On April 15, 2025, the Company entered into a note purchase agreement for the private placement by the Operating Partnership of $350.0 million of senior unsecured notes (the “Series O Unsecured Notes”) maturing June 25, 2030 with a fixed annual interest rate of 5.50%, $100.0 million of senior unsecured notes (the “Series P Unsecured Notes”) maturing June 25, 2033 with a fixed annual interest rate of 5.82%, and $100.0 million of senior unsecured notes (the “Series Q Unsecured Notes”) maturing June 25, 2035 with a fixed annual interest rate of 5.99%. On June 25, 2025, the Operating Partnership issued the Series O Unsecured Notes, Series P Unsecured Notes, and Series Q Unsecured Notes and received the proceeds therefrom. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes.

On February 20, 2025, the Company redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series D Unsecured Notes with a fixed interest rate of 4.32%.

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of June 30, 2025 and December 31, 2024 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $7.2 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$51,000	$51,149	$409,000	$409,000
Unsecured term loans	1,025,000	1,026,661	1,025,000	1,025,000
Unsecured notes	1,975,000	1,915,944	1,600,000	1,490,667
Mortgage note	4,212	3,356	4,322	3,366
Total principal amount	3,055,212	$2,997,110	3,038,322	$2,928,033
Unamortized fair market value discount	(123)		(127)
Total unamortized deferred financing fees and debt issuance costs	(11,187)		(9,060)
Total carrying value	$3,043,902		$3,029,135

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

As of June 30, 2025, the Company had 17 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Balance Sheet Line Item (in thousands)	Effective Notional Amount	Fair Value	Effective Notional Amount	Fair Value
Interest rate swaps-gross asset	$825,000	$19,703	$1,025,000	$36,466
Interest rate swaps-gross liability	$200,000	$(1,250)	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $14.3 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2025	2024	2025	2024
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$(1,235)	$6,351	$(6,339)	$22,756
Income reclassified from accumulated other comprehensive income into income as interest expense	$5,786	$9,318	$11,663	$18,647
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$33,618	$27,372	$66,147	$52,793

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2025, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of June 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements as of June 30, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$19,703	$—	$19,703	$—
Interest rate swaps-gross liability	$(1,250)	$—	$(1,250)	$—

		Fair Value Measurements as of December 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$36,466	$—	$36,466	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of June 30, 2025. There was no activity for the ATM common stock offering program during the six months ended June 30, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$749,554
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three and six months ended June 30, 2025. The Company initially does not receive any proceeds from the sales of shares on a forward basis. The Company may fully physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	179
New forward sale agreements	7,228	267	$37.00	$36.63	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at June 30, 2025	12,058	$446
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 7, 2025 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2026, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the six months ended June 30, 2025.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	118,667	$37.30
Granted	52,352	$33.14
Vested(1)	(51,100)	$36.11
Forfeited	(5,904)	$35.99
Balance at June 30, 2025	114,015	$35.99
(1)The Company repurchased and retired 18,456 restricted shares of common stock that vested during the six months ended June 30, 2025.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2025 was approximately $3.0 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2025	2024	2025	2024
Vested restricted shares of common stock	—	—	51,100	59,232
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,728	$2,325

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the six months ended June 30, 2025.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2024	2,307,662	1,464,718	3,772,380	2.0%
Granted/Issued	280,334	—	280,334	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(82,203)	82,203	—	N/A
Redemptions from Other Common Units to common stock	—	(126,554)	(126,554)	N/A
Balance at June 30, 2025	2,505,793	1,420,367	3,926,160	2.1%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2025 (excluding the LTIP units granted pursuant to the 2022 performance units discussed in Note 8).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the six months ended June 30, 2025.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2024	182,382	$36.10
Granted	280,334	$31.48
Vested	(226,882)	$33.00
Forfeited	—	$—
Balance at June 30, 2025	235,834	$33.59

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2025 was approximately $7.0 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Noncontrolling Interest in Joint Ventures

At June 30, 2025, the Company held a 96.8% interest in a joint venture located in Reno, Nevada, a 91.4% interest in a joint venture located in Concord, North Carolina, and a 95.0% interest in a joint venture located in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $3.3 million at June 30, 2025, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2025.

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

On December 31, 2024, the measuring period for the 2022 performance units concluded, and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2022 performance units at the conclusion of the applicable measuring period during the six months ended June 30, 2025.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2022 Performance Units
Measuring period conclusion date	December 31, 2024
Issuance date	January 7, 2025
Vested LTIP units	126,333
Vested shares of common stock	8,246
Shares of common stock repurchased and retired	751

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2025 was approximately $9.9 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2025	2024	2025	2024
Restricted shares of common stock	$412	$457	$806	$932
LTIP units	1,109	923	2,217	1,822
Performance units	1,537	1,399	3,019	2,756
Director compensation(1)	190	174	388	351
Total non-cash compensation expense	$3,248	$2,953	$6,430	$5,861
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2025 and 2024. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2025	2024	2025	2024
Fixed lease payments	$157,620	$144,278	$314,402	$286,389
Variable lease payments	44,193	38,218	87,952	80,407
Straight-line rental income	4,988	4,811	9,231	7,616
Net increase (decrease) to rental income related to above and below market lease amortization	637	(840)	1,215	(543)
Total rental income	$207,438	$186,467	$412,800	$373,869

As of June 30, 2025 and December 31, 2024, the Company had accrued rental income of approximately $128.0 million and $118.6 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, the Company’s total liability associated with lease security deposits was approximately $24.6 million and $23.9 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.8 years to 57.2 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

On June 10, 2025, the Company entered into a new lease agreement for its headquarters. The property subject to the lease is located in Boston, Massachusetts, and consists of approximately 28,041 square feet of rentable space. The lease term is estimated to commence on July 1, 2026, and expire on April 30, 2037, with one option to extend the lease for an additional five years at prevailing market rental rates. The total base rent is approximately $23.0 million over the approximately 10.8 year term and the Company will recognize the related right-of-use assets and corresponding operating lease liabilities upon lease commencement.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

Operating Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	35.4	34.9
Weighted average discount rate	6.9%	6.9%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2025	2024	2025	2024
Operating lease cost included in property expense attributable to ground leases	$698	$616	$1,395	$1,232
Operating lease cost included in general and administrative expense attributable to corporate office leases	431	431	861	861
Total operating lease cost	$1,129	$1,047	$2,256	$2,093

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
Operating Leases (in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,113	$1,978

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of June 30, 2025.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2025	$2,139
2026	3,245
2027	2,265
2028	2,306
2029	2,312
Thereafter	94,551
Total lease payments	106,818
Less: Imputed interest	(72,461)
Present value of operating lease liabilities	$34,357
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and six months ended June 30, 2025 and 2024, there were 114,015, 125,389, 114,584 and 124,492 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders	$49,963	$59,737	$141,316	$96,317
Denominator
Weighted average common shares outstanding — basic	186,535	181,961	186,502	181,834
Effect of dilutive securities(1)
Share-based compensation	375	224	332	253
Shares issuable under forward sale agreements	—	—	—	1
Weighted average common shares outstanding — diluted	186,910	182,185	186,834	182,088
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.27	$0.33	$0.76	$0.53
Net income per share attributable to common stockholders — diluted	$0.27	$0.33	$0.76	$0.53
(1)During the three and six months ended June 30, 2025 and 2024, there were approximately 114,125, 115 and 124 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of June 30, 2025 related to construction projects and certain other agreements.

12. Subsequent Events

The following non-recognized subsequent event was noted.

On July 3, 2025, the Company sold 1,008,200 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.6706 per share (an aggregate of approximately $37.0 million gross sale price), or $36.3079 per share net of commissions, with a scheduled maturity date of July 2, 2026.

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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of June 30, 2025 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of June 30, 2025, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. After ten consecutive quarters of U.S. gross domestic product ("GDP") growth, real GDP declined 0.5% in the first quarter of 2025. Labor conditions are slowing but holding with a 4.1% unemployment rate as of June 2025. Due to the U.S.'s recent implementation of new and increased tariffs, the general consensus among economists is a higher risk of recession or stagflation. Trade policies and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and increased credit loss and vacancy rates. Because of the current uncertainty and events discussed above, our acquisition activity has slowed relative to our historical acquisition pace.

On the other hand, demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure may accelerate trends that support stronger long term demand for industrial space, including:

•the continued growth of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, policies that promote domestic and regional manufacturing "onshoring and nearshoring", a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and
•the general quality of the transportation infrastructure in the United States.

Overall, demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates, while rising, remain near historical standards in many markets. The supply pipeline remains robust, albeit smaller and more notably concentrated in very large warehouses. Construction starts continue to decline as a result of both moderating demand and volatile capital markets.

Our portfolio is diversified across geographies, tenant industries and lease terms. We believe that the current economic environment, while volatile, provides us with an opportunity to demonstrate the strength of our portfolio arising from its diversification. Specifically, we believe our portfolio should benefit from competitive rental rates and strong occupancy. In addition to our diversified portfolio, we believe that certain characteristics of our business and capital structure should position us well in an uncertain environment, including our minimal floating rate debt exposure (taking into account our hedging activities), strong banking relationships and liquidity, and access to capital.

On October 22, 2024, American Tire Distributors, Inc. (“ATD”), a tenant that accounted for approximately 0.9% of our total annualized base rental revenue as of June 30, 2025, voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. ATD leased seven buildings from us totaling 840,658 square feet. Annualized base rental revenue for the seven buildings were approximately $6.2 million as of June 30, 2025. On February 28, 2025, ATD sold substantially all of its assets as a going concern to a successor affiliated with ATD’s lender group (“Reorganized ATD”). The transaction eliminated a significant amount of debt and provided Reorganized ATD with access to new capital. On May 20, 2025, retroactive to February 28, 2025, Reorganized ATD assumed all seven of our leases, and certain lease terms were amended as part of the assumption.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and six months ended June 30, 2025. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended June 30, 2025
New Leases	1,604,612	$6.16	$6.36	$2.36	35.2%	49.0%	5.4	$0.69
Renewal Leases	2,611,673	$6.01	$6.46	$1.56	18.7%	36.7%	5.8	$0.24
Total/weighted average	4,216,285	$6.07	$6.43	$1.87	24.6%	41.1%	5.7	$0.41
Six months ended June 30, 2025
New Leases	1,883,667	$6.02	$6.23	$2.43	35.0%	48.7%	5.2	$0.65
Renewal Leases	7,295,246	$6.02	$6.42	$1.59	23.9%	40.0%	5.0	$0.16
Total/weighted average	9,178,913	$6.02	$6.38	$1.77	26.1%	41.7%	5.0	$0.26
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

Additionally, for the three and six months ended June 30, 2025, leases commenced totaling 1,142,983 and 1,236,381, respectively, related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 10.9% of our total annualized base rental revenue will expire during the period from July 1, 2025 to June 30, 2026, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period July 1, 2025 to June 30, 2026, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2025, plus available space, for each of the ten calendar years beginning with 2025 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	4,363,825	—%	$—	—%
Month-to-month leases	2	39,674	—%	207	—%
Remainder of 2025(1)	25	2,929,183	2.6%	16,576	2.5%
2026	131	16,229,766	14.2%	93,902	14.2%
2027	139	18,147,203	15.9%	102,239	15.5%
2028	122	14,773,249	13.0%	83,995	12.8%
2029	107	16,822,465	14.8%	96,475	14.6%
2030	89	13,017,057	11.4%	80,939	12.3%
2031	64	11,028,990	9.7%	60,185	9.1%
2032	27	4,190,640	3.7%	27,267	4.1%
2033	21	3,434,154	3.0%	19,915	3.0%
2034	14	3,478,855	3.0%	25,116	3.8%
Thereafter	34	9,861,111	8.7%	53,218	8.1%
Total	775	118,316,172	100.0%	$660,034	100.0%
(1)Leases previously scheduled to expire in 2025, totaling approximately 11.8 million square feet, have been amended to extend their lease expiration date as of June 30, 2025. These leases are excluded from 2025 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2025.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	43,285
Louisville, KY(2)	May 7, 2025	—	—	5,497
Chicago, IL	June 12, 2025	183,200	1	18,399
Three months ended June 30, 2025		183,200	1	23,896
Six months ended June 30, 2025		576,764	4	$67,181
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

Portfolio Dispositions
During the six months ended June 30, 2025, we sold two buildings comprised of approximately 0.5 million rentable square feet with a net book value of approximately $17.0 million to third parties. Net proceeds from the sales of rental property were approximately $72.6 million and we recognized the full gain on the sales of rental property, net, of approximately $55.6 million for the six months ended June 30, 2025.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2025.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.2%
Greenville, SC	5.7%
Minneapolis, MN	4.3%
Pittsburgh, PA	3.9%
Columbus, OH	3.8%
Detroit, MI	3.6%
South Central, PA	3.1%
Philadelphia, PA	3.0%
El Paso, TX	2.5%
Boston, MA	2.5%
Milwaukee, WI	2.1%
Kansas City, MO	2.1%
Charlotte, NC	2.0%
Houston, TX	2.0%
Sacramento, CA	2.0%
Indianapolis, IN	1.9%
Cincinnati, OH	1.8%
Cleveland, OH	1.7%
Grand Rapids, MI	1.4%
Columbia, SC	1.4%
Total	59.0%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2025.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.4%
Containers & Packaging	7.5%
Automobile Components	6.1%
Machinery	6.1%
Commercial Services & Supplies	5.6%
Trading Companies & Distribution (Industrial Goods)	5.2%
Distributors (Consumer Goods)	4.7%
Building Products	4.4%
Broadline Retail	3.7%
Consumer Staples Distribution	3.6%
Household Durables	2.9%
Specialty Retail	2.9%
Media	2.9%
Food Products	2.5%
Beverages	2.4%
Electrical Equipment	2.3%
Electronic Equip, Instruments	2.0%
Chemicals	1.9%
Ground Transportation	1.9%
Construction & Engineering	1.7%
Total	81.7%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2025.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.8%
Schneider Electric USA, Inc.	3	1.0%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.9%
International Paper Company	4	0.8%
CHEP USA	6	0.8%
Tempur Sealy International, Inc.	2	0.7%
The Coca-Cola Company	3	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.7%
Kenco Logistic Services, LLC	3	0.7%
Penske Truck Leasing Co. LP	3	0.7%
Penguin Random House, LLC	1	0.7%
FedEx Corporation	4	0.6%
WestRock Company	6	0.6%
Lippert Component Manufacturing	4	0.6%
GXO Logistics, Inc.	2	0.6%
DHL Supply Chain	4	0.6%
Carolina Beverage Group	3	0.6%
AFL Telecommunications LLC	2	0.6%
Total	72	16.3%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service on or after January 1, 2024. On June 30, 2025, we owned 548 industrial buildings consisting of approximately 108.4 million square feet and representing approximately 91.6% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 97.4% as of June 30, 2025 compared to 98.1% as of June 30, 2024.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2025 and 2024 with respect to the buildings acquired and sold on or after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$185,231	$178,671	$6,560	3.7%	$16,343	$3,361	$5,864	$4,435	$207,438	$186,467	$20,971	11.2%
Other income	57	34	23	67.6%	64	123	34	3,153	155	3,310	(3,155)	(95.3)%
Total operating revenue	185,288	178,705	6,583	3.7%	16,407	3,484	5,898	7,588	207,593	189,777	17,816	9.4%
Expenses
Property	35,521	34,514	1,007	2.9%	3,026	1,507	1,856	1,457	40,403	37,478	2,925	7.8%
Net operating income(1)	$149,767	$144,191	$5,576	3.9%	$13,381	$1,977	$4,042	$6,131	167,190	152,299	14,891	9.8%
Other expenses
General and administrative									12,901	11,828	1,073	9.1%
Depreciation and amortization									74,473	75,280	(807)	(1.1)%
Loss on impairment									888	4,967	(4,079)	(82.1)%
Other expenses									(58)	595	(653)	(109.7)%
Total other expenses									88,204	92,670	(4,466)	(4.8)%
Total expenses									128,607	130,148	(1,541)	(1.2)%
Other income (expense)
Interest and other income									3	14	(11)	(78.6)%
Interest expense									(33,618)	(27,372)	(6,246)	22.8%
Gain on involuntary conversion									—	5,717	(5,717)	(100.0)%
Gain on the sales of rental property, net									5,692	23,086	(17,394)	(75.3)%
Total other income (expense)									(27,923)	1,445	(29,368)	(2,032.4)%
Net income									$51,063	$61,074	$(10,011)	(16.4)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $10.0 million, or 16.4%, to approximately $51.1 million for the three months ended June 30, 2025 compared to approximately $61.1 million for the three months ended June 30, 2024.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $6.6 million, or 3.7%, to approximately $185.2 million for the three months ended June 30, 2025 compared to approximately $178.7 million for the three months ended June 30, 2024.

Same store lease income increased by approximately $6.0 million, or 4.1%, to approximately $152.0 million for the three months ended June 30, 2025 compared to approximately $146.0 million for the three months ended June 30, 2024. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $8.4 million. This increase was partially offset by the reduction of base rent of approximately $2.0 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.1 million. Additionally, there was a decrease in same store lease income of approximately $0.3 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the three months ended June 30, 2025, same store lease income decreased approximately $0.7 million due to certain tenants converting from the accrual basis of accounting to the cash basis of accounting. This decrease was partially offset during the three months ended June 30, 2025 due to converting two tenants from the cash basis of accounting back to the accrual basis of accounting, for which approximately $0.4 million of straight-line accrued rental balance was reinstated.

Same store other billings increased by approximately $0.5 million, or 1.5%, to approximately $33.2 million for the three months ended June 30, 2025 compared to approximately $32.7 million for the three months ended June 30, 2024. The increase was attributable to an increase of approximately $1.8 million in other expense reimbursements which was primarily due to an increase in corresponding expenses. This increase was partially offset by a reduction in real estate tax reimbursements of approximately $1.3 million due to an decrease in real estate taxes levied by the taxing authority and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $1.0 million, or 2.9%, to approximately $35.5 million for the three months ended June 30, 2025 compared to approximately $34.5 million for the three months ended June 30, 2024. This increase was primarily due to increases in repairs and maintenance, utility expense, snow removal expense, and other expenses of approximately $1.2 million, $0.4 million, $0.4 million, and $0.2 million, respectively. These increases were partially offset by a reduction to real estate tax expense and insurance expense of approximately $1.0 million and $0.2 million, respectively.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 34 buildings consisting of approximately 6.2 million square feet (excluding two buildings that were included in the Value Add Portfolio at June 30, 2025, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 12 buildings consisting of approximately 2.1 million square feet. For the three months ended June 30, 2025 and 2024, the buildings acquired after January 1, 2024 contributed approximately $13.1 million and $2.7 million to NOI, respectively. For the three months ended June 30, 2025 and 2024, the buildings sold after

January 1, 2024 contributed approximately $0.3 million and $(0.7) million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $2.7 million and $3.1 million to NOI for the three months ended June 30, 2025 and 2024, respectively. Additionally, there was approximately $1.3 million and $3.0 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2025 and 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses decreased approximately $4.5 million, or 4.8%, to approximately $88.2 million for the three months ended June 30, 2025 compared to approximately $92.7 million for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in loss on impairment of approximately $4.1 million. These decreases were offset by an increase in general and administrative expenses by approximately $1.1 million, primarily due to increases in compensation and other payroll costs.

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

Total other income (expense) decreased approximately $29.4 million, or 2,032.4%, to approximately $27.9 million total other expense for the three months ended June 30, 2025 compared to approximately $1.4 million total other income for the three months ended June 30, 2024. This decrease was primarily attributable to a decrease in the gain on the sales of rental property, net of approximately $17.4 million. Additionally, there was an decrease in gain on involuntary conversion of approximately $5.7 million during the three months ended June 30, 2025, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. The decrease was also attributable to an increase in interest expense of approximately $6.2 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024 and the issuance of $550.0 million of unsecured notes on June 25, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2025 and 2024 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$371,864	$359,207	$12,657	3.5%	$31,410	$6,315	$9,526	$8,347	$412,800	$373,869	$38,931	10.4%
Other income	148	26	122	469.2%	67	199	152	3,226	367	3,451	(3,084)	(89.4)%
Total operating revenue	372,012	359,233	12,779	3.6%	31,477	6,514	9,678	11,573	413,167	377,320	35,847	9.5%
Expenses
Property	74,918	72,158	2,760	3.8%	6,113	2,223	3,050	2,168	84,081	76,549	7,532	9.8%
Net operating income(1)	$297,094	$287,075	$10,019	3.5%	$25,364	$4,291	$6,628	$9,405	329,086	300,771	28,315	9.4%
Other expenses
General and administrative									26,207	24,780	1,427	5.8%
Depreciation and amortization									148,373	146,707	1,666	1.1%
Loss on impairment									888	4,967	(4,079)	(82.1)%
Other expenses									514	1,158	(644)	(55.6)%
Total other expenses									175,982	177,612	(1,630)	(0.9)%
Total expenses									260,063	254,161	5,902	2.3%
Other income (expense)
Interest and other income									8	25	(17)	(68.0)%
Interest expense									(66,147)	(52,793)	(13,354)	25.3%
Debt extinguishment and modification expenses									—	(667)	667	(100.0)%
Gain on involuntary conversion									1,855	5,717	(3,862)	(67.6)%
Gain on the sales of rental property, net									55,605	23,086	32,519	140.9%
Total other income (expense)									(8,679)	(24,632)	15,953	(64.8)%
Net income									$144,425	$98,527	$45,898	46.6%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $45.9 million, or 46.6%, to $144.4 million for the six months ended June 30, 2025 compared to $98.5 million for the six months ended June 30, 2024.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $12.7 million, or 3.5%, to approximately $371.9 million for the six months ended June 30, 2025 compared to approximately $359.2 million for the six months ended June 30, 2024.

Same store lease income increased by approximately $11.6 million, or 4.0%, to approximately $302.1 million for the six months ended June 30, 2025 compared to approximately $290.5 million for the six months ended June 30, 2024. The increase was primarily due to an increase in rental income of approximately $16.0 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $4.1 million due to tenant vacancies, and a net increase in the amortization of net above market leases of approximately $0.2 million. Additionally, there was a decrease in same store lease income of approximately $0.1 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the six months ended June 30, 2025, same store lease income decreased approximately $0.7 million due to certain tenants converting from the accrual basis of accounting to the cash basis of accounting. This decrease was partially offset due to converting two tenants from the cash basis of accounting back to the accrual basis of accounting during the six months ended June 30, 2025 and converting one tenant from the accrual basis of accounting to the cash basis of accounting during the six months ended June 30, 2024, for an increase to same store lease income of approximately $0.6 million.

Same store other billings increased by approximately $1.1 million, or 1.6%, to approximately $69.8 million for the six months ended June 30, 2025 compared to approximately $68.7 million for the six months ended June 30, 2024. The increase was attributable to an increase of approximately $1.5 million in other expense reimbursements which was primarily due to an increase in corresponding expenses. This increase was partially offset by a reduction in real estate tax reimbursements of approximately $0.4 million due to an decrease in real estate taxes levied by the taxing authority and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $2.8 million or 3.8% to approximately $74.9 million for the six months ended June 30, 2025 compared to approximately $72.2 million for the six months ended June 30, 2024. This increase was due to increases in repairs and maintenance, real estate tax, snow removal, and other expenses of approximately $1.1 million, $0.7 million, $0.6 million, and $0.5 million, respectively. These increases were partially offset by a reduction in insurance expense of approximately $0.1 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 34 buildings consisting of approximately 6.2 million square feet (excluding two buildings that were included in the Value Add Portfolio at June 30, 2025, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 12 buildings consisting of approximately 2.1 million square feet. For the six months ended June 30, 2025 and June 30, 2024, the buildings acquired after January 1, 2024 contributed approximately

$25.0 million and $2.9 million to NOI, respectively. For the six months ended June 30, 2025 and June 30, 2024, the buildings sold after January 1, 2024 contributed approximately $0.4 million and $1.4 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $4.9 million and $5.8 million to NOI for the six months ended June 30, 2025 and June 30, 2024, respectively. Additionally, there was approximately $1.7 million and $3.6 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2025 and June 30, 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses decreased approximately $1.6 million, or 0.9%, to approximately $176.0 million for the six months ended June 30, 2025 compared to approximately $177.6 million for the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in loss on impairment of approximately $4.1 million, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. This decrease was partially offset by an increase in depreciation and amortization expense of approximately $1.7 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after June 30, 2024. Additionally, general and administrative expenses increased by approximately $1.4 million primarily due to increases in compensation and other payroll costs.

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

Total other expense decreased approximately $16.0 million, or 64.8%, to approximately $8.7 million for the six months ended June 30, 2025 compared to approximately $24.6 million for the six months ended June 30, 2024. This decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $32.5 million. This decrease was also attributable to a decrease in debt extinguishment and modification expenses of approximately $0.7 million that occurred during the six months ended June 30, 2024 and did not occur during the six months ended June 30, 2025. These increases were partially offset by a decrease in gain on involuntary conversion of approximately $3.9 million, as discussed in Note 3 of the accompany Notes to Consolidated Financial Statements. Additionally, the there was an increase in interest expense of approximately $13.4 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024 and the issuance of $550.0 million of unsecured notes on June 25, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2025	2024	2025	2024
Net income	$51,063	$61,074	$144,425	$98,527
Rental property depreciation and amortization	74,386	75,213	148,200	146,581
Loss on impairment	888	4,967	888	4,967
Gain on the sales of rental property, net	(5,692)	(23,086)	(55,605)	(23,086)
FFO	120,645	118,168	237,908	226,989
Amount allocated to restricted shares of common stock and unvested units	(139)	(139)	(293)	(285)
FFO attributable to common stockholders and unit holders	$120,506	$118,029	$237,615	$226,704

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2025	2024	2025	2024
Net income	$51,063	$61,074	$144,425	$98,527
General and administrative	12,901	11,828	26,207	24,780
Depreciation and amortization	74,473	75,280	148,373	146,707
Interest and other income	(3)	(14)	(8)	(25)
Interest expense	33,618	27,372	66,147	52,793
Loss on impairment	888	4,967	888	4,967
Gain on involuntary conversion	—	(5,717)	(1,855)	(5,717)
Debt extinguishment and modification expenses	—	—	—	667
Other expenses	(58)	595	514	1,158
Gain on the sales of rental property, net	(5,692)	(23,086)	(55,605)	(23,086)
Net operating income	$167,190	$152,299	$329,086	$300,771

Cash Flows

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following table summarizes our cash flows for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2025	2024	$	%
Net cash provided by operating activities	$215,408	$227,397	$(11,989)	(5.3)%
Net cash used in investing activities	$89,629	$247,611	$(157,982)	(63.8)%
Net cash provided by (used in) financing activities	$(127,327)	$32,866	$(160,193)	(487.4)%

Net cash provided by operating activities decreased approximately $12.0 million to approximately $215.4 million for the six months ended June 30, 2025 compared to approximately $227.4 million for the six months ended June 30, 2024. The decrease was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $158.0 million to approximately $89.6 million for the six months ended June 30, 2025 compared to approximately $247.6 million for the six months ended June 30, 2024. The decrease was primarily attributable to the acquisition of rental property during the six months ended June 30, 2025 of approximately $66.8 million, compared to the acquisition of rental property during the six months ended June 30, 2024 of approximately $281.1 million. This decrease was partially offset by an increase in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $54.0 million and a decrease in proceeds from sale of rental property, net of approximately $3.1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net cash provided by (used in) financing activities decreased approximately $160.2 million to approximately $127.3 million net cash used in financing activities for the six months ended June 30, 2025 compared to approximately $32.9 million net cash provided by financing activities for the six months ended June 30, 2024. The decrease was primarily attributable to decrease in net borrowings of approximately $83.0 million and $75.0 million under our unsecured credit facility and unsecured notes, respectively. The decrease was also attributable to an increase of approximately $4.4 million in dividends and distributions paid.

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

As of June 30, 2025, we had total immediate liquidity of approximately $961.2 million, comprised of approximately $15.4 million of cash and cash equivalents and approximately $945.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2025.

Indebtedness (dollars in thousands)	June 30, 2025	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$51,000	Term SOFR + 0.875%	September 7, 2029	i
Total unsecured credit facility	51,000

Unsecured term loans:
Unsecured Term Loan G	300,000	1.80%	February 5, 2026	i
Unsecured Term Loan A	150,000	2.16%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.35%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.51%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	4.83%	March 23, 2029	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(2,478)
Total carrying value unsecured term loans, net	1,022,522

Unsecured notes:
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000
Total unamortized deferred financing fees and debt issuance costs	(8,709)
Total carrying value unsecured notes, net	1,966,291

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,212	3.71%	October 1, 2039	ii
Total mortgage note	4,212
Unamortized fair market value discount	(123)
Total carrying value mortgage note, net	4,089
Total / weighted average interest rate(6)	$3,043,902	4.24%
(1)Interest rate as of June 30, 2025. At June 30, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Simple Secured Overnight Financing Rate (“Daily SOFR”) was 4.32229% and 4.2990%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.775%. Our unsecured term loans have a stated interest rate of one-month Term SOFR plus a 0.10% adjustment and a spread of 0.85%. As of June 30, 2025, one-month Term SOFR for the Unsecured Term Loans A, G, H, and I was swapped to a fixed rate of 1.31%, 0.95%, 2.50%, and 2.66%, respectively (which includes the 0.10% adjustment). The Unsecured Term Loan F provides for the election of Daily SOFR and effective January 15, 2025, Daily SOFR was swapped to a fixed rate of 3.98% (including the 0.10% adjustment).
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

The aggregate undrawn nominal commitments on our unsecured credit facility as of June 30, 2025 was approximately $945.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On June 13, 2025, we redeemed in full at maturity the $75.0 million in aggregate principal amount of the Series G Unsecured Notes with a fixed interest rate of 4.10%.

On April 15, 2025, we entered into a note purchase agreement for the private placement by the Operating Partnership of $350.0 million of senior unsecured notes (the “Series O Unsecured Notes”) maturing June 25, 2030 with a fixed annual interest rate of 5.50%, $100.0 million of senior unsecured notes (the “Series P Unsecured Notes”) maturing June 25, 2033 with a fixed annual interest rate of 5.82%, and $100.0 million of senior unsecured notes (the “Series Q Unsecured Notes”) maturing June 25, 2035 with a fixed annual interest rate of 5.99%. On June 25, 2025, Operating Partnership issued the Series O Unsecured Notes, Series P Unsecured Notes, and Series Q Unsecured Notes (collectively, the “2025 Notes”) and received the proceeds therefrom. The Company and certain wholly owned subsidiaries of the Operating Partnership are guarantors of the unsecured notes. The Operating Partnership offered and sold the 2025 Notes in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act.

On February 20, 2025, we redeemed in full at maturity the $100.0 million in aggregate principal amount of the Series D Unsecured Notes with a fixed interest rate of 4.32%.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2025, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of June 30, 2025.

Debt Capital Structure	June 30, 2025
Total principal outstanding (in thousands)	$3,055,212
Weighted average duration (years)	4.6
% Secured debt	0.1%
% Debt maturing next 12 months	9.8%
Net Debt to Real Estate Cost Basis(1)	37.9%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of June 30, 2025. There was no activity for the ATM common stock offering program during the three months ended June 30, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of June 30, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$749,554
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three and six months June 30, 2025. We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	179
New forward sale agreements	7,228	267	$37.00	$36.63	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at June 30, 2025	12,058	$446
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Subsequent to June 30, 2025, on July 3, 2025, we sold 1,008,200 shares on a forward basis under the ATM common stock offering program at a weighted average sale price of $36.6706 per share (an aggregate of approximately $37.0 million gross sale price), or $36.3079 per share net of commissions, with a scheduled maturity date of July 2, 2026.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2025, we owned approximately 97.9% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.1%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At June 30, 2025, we held a 96.8% interest in a joint venture located in Reno, Nevada, a 91.4% interest in a joint venture located in Concord, North Carolina, and a 95.0% interest in a joint venture located in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2025, 13 of our interest rate swaps outstanding were in an asset position of approximately $19.7 million and four of our forward-starting interest rate swaps were in a liability position of approximately $1.3 million, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2025, we had approximately $1,076.0 million of variable rate debt. As of June 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2025, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of June 30, 2025, we had no other material off-balance sheet arrangements.

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

As of June 30, 2025, we had $1,076.0 million of variable rate debt outstanding. As of June 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $51.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $51.0 million on our unsecured credit facility for the six months ended June 30, 2025, our interest expense would have increased by approximately $0.3 million for the six months ended June 30, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our bylaws designate any state court of competent jurisdiction in the State of Maryland and the United States District Court located within the State of Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action arising under the Securities Act may only be brought in federal district courts, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, any state court of competent jurisdiction in the State of Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (ii) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), and any action or proceeding asserting any Internal Corporate Claim, including, without limitation, (a) any claim, or any action or proceeding asserting a claim, based on an alleged breach of any duty owed by any of our directors, officers, employees or agents to us or to our stockholders, or (b) any claim, or any action or proceeding asserting a claim, against us or any of our directors, officers, employees, or agents arising pursuant to any provision of the MGCL or our charter or bylaws, or (iii) any other action or proceeding asserting a claim against us or any of our directors, officers, employees, or agents that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to actions or proceedings under federal securities laws, including claims arising under the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more favorable for disputes against us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2025, the Operating Partnership issued 28,843 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended June 30, 2025, we issued 73,194 shares of common stock upon redemption of 73,194 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended June 30, 2025, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended June 30, 2025, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Amended and Restated Bylaws

On July 28, 2025, our board of directors approved the Fourth Amended and Restated Bylaws of the Company (as so amended and restated, the “Amended and Restated Bylaws”), which became effective immediately, to, among other changes:

•adopt provisions related to the SEC’s “universal proxy rules,” as well as certain technical, conforming and clarifying changes in connection therewith, including by clarifying that no stockholder or associated person may solicit proxies in support of a director nominee (other than our board of directors’ nominees) unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements;
•enhance certain procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of other proposals at stockholder meetings, including requirements related to background information and disclosures regarding proposing stockholders, proposed director nominees and business, and other persons related to a stockholder’s solicitation of proxies;

•reserve the white proxy card for exclusive use by our board of directors;
•provide that stockholders must give advance notice to the Company of nominations and other proposals to be brought before an annual meeting of not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders;
•provide additional details on the procedures to be followed by stockholders seeking to request that the Company hold a special meeting of stockholders;
•establish that, unless we consent in writing to the selection of an alternative forum, any state court of competent jurisdiction in the State of Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (ii) any Internal Corporate Claim, as such term is defined in the MGCL, and any action or proceeding asserting any Internal Corporate Claim, including, without limitation, (a) any claim, or any action or proceeding asserting a claim, based on an alleged breach of any duty owed by any of our directors, officers, employees or agents to us or to our stockholders, or (b) any claim, or any action or proceeding asserting a claim, against us or any of our directors, officers, employees, or agents arising pursuant to any provision of the MGCL or our charter or bylaws, or (iii) any other action or proceeding asserting a claim against us or any of our directors, officers, employees, or agents that is governed by the internal affairs doctrine; provided, however, that this choice of forum provision will not apply to any action or proceeding under federal securities laws, including claims arising under the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction;
•establish that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and
•incorporate certain technical, modernizing and clarifying changes, including updates to provisions relating to virtual meetings to align with changes to the MGCL.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

2026 Annual Meeting of Stockholders; Date for Submission of Stockholder Proposals

The information set forth above under the heading “Amended and Restated Bylaws” is incorporated herein by reference.

In light of the changes to the notice provisions in the Amended and Restated Bylaws described above, we are revising the deadline for receipt of stockholder proposals to be presented at the 2026 annual meeting of stockholders (other than a stockholder proposal to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act) as set forth below.

The Amended and Restated Bylaws provide that in order for a proposal of a stockholder to be presented at the 2026 annual meeting of stockholders, other than a stockholder proposal included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act, it must be received at the Company’s principal executive offices no earlier than the close of business on December 29, 2025, and on or before January 28, 2026. If the 2026 annual meeting is scheduled to take place before March 29, 2026, or after June 27, 2026, then notice must be delivered no earlier than the close of business on the 120th day prior to the 2026 annual meeting and not later than the close of business on the later of the 90th day prior to the 2026 annual meeting or the 10th day following the day on which public announcement of the date of the 2026 annual meeting is first made public. In addition to satisfying the foregoing requirements, under the Amended and Restated Bylaws and to comply with the universal proxy rules, stockholders who intend to solicit proxies for the 2026 Annual Meeting in support of director nominees (other than the Company’s nominees) must provide notice that sets forth the information required by Rule 14a-19 of the rules promulgated under the Exchange Act. Any proposals should be mailed to: STAG Industrial, Inc., One Federal Street, 23rd Floor, Boston, Massachusetts 02110, Attention: Jeffrey M. Sullivan, Executive Vice President, General Counsel and Secretary.

Promotion of Steven T. Kimball to Chief Operating Officer

On July 28, 2025, effective as of August 1, 2025, our board of directors appointed Steven T. Kimball as Executive Vice President and Chief Operating Officer. Mr. Kimball, 58 years old, served as our Executive Vice President—Real Estate Operations since March 2023. From 2021 to 2023, Mr. Kimball served as an Executive Director at PGIM Real Estate (“PGIM”), where he oversaw the asset management of a Northeastern industrial property portfolio, including active joint venture development projects. Before joining PGIM, Mr. Kimball held various positions at Prologis, Inc. (NYSE: PLD) (formerly AMB Property Corporation until 2011) from 1995 to 2021, including serving as Managing Director, Head of

Operations, East Region from 2014 to 2021, as Senior Vice President, Head of Operations, East Region from 2005 to 2014, and as Senior Vice President, Regional Manager, Chicago from 2000 to 2005.

Before joining AMB Property Corporation in 1995, Mr. Kimball held positions with financial and insurance companies involving real estate assets.

Mr. Kimball holds a Bachelor of Science degree from University of Vermont and a Master of Business Administration from University Colorado Boulder.

In connection with Mr. Kimball’s appointment as Chief Operating Officer, we will enter into an Amended and Restated Executive Employment Agreement with him, dated and effective as of August 1, 2025, to reflect his new position, a base salary at the annual rate of $500,000 and an initial term through December 31, 2026. The Amended and Restated Executive Employment Agreement will otherwise be substantially the same as the Executive Employment Agreement dated March 31, 2023, between us and Mr. Kimball, included as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 26, 2023.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Bylaws
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

STAG INDUSTRIAL, INC.

Date: July 29, 2025	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)