Form 10-Q
period 2025-09-30
STAG Industrial, Inc.
filed 2025-10-29
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of common stock outstanding at October 28, 2025 was 186,750,070.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Rental Property:
Land	$793,164	$771,794
Buildings and improvements, net of accumulated depreciation of $1,221,545 and $1,085,866, respectively	5,396,280	5,295,120
Deferred leasing intangibles, net of accumulated amortization of $426,813 and $386,627, respectively	381,714	428,865
Total rental property, net	6,571,158	6,495,779
Cash and cash equivalents	17,319	36,284
Restricted cash	1,110	1,109
Tenant accounts receivable	144,996	136,357
Prepaid expenses and other assets	109,705	96,189
Interest rate swaps	16,945	36,466
Operating lease right-of-use assets	29,756	31,151
Assets held for sale, net	6,091	—
Total assets	$6,897,080	$6,833,335
Liabilities and Equity
Liabilities:
Unsecured credit facility	$110,000	$409,000
Unsecured term loans, net	1,021,045	1,021,848
Unsecured notes, net	1,966,606	1,594,092
Mortgage note, net	4,035	4,195
Accounts payable, accrued expenses and other liabilities	154,515	126,811
Interest rate swaps	1,271	—
Tenant prepaid rent and security deposits	55,065	56,173
Dividends and distributions payable	23,669	23,469
Deferred leasing intangibles, net of accumulated amortization of $35,569 and $31,368, respectively	26,879	33,335
Operating lease liabilities	34,039	35,304
Total liabilities	3,397,124	3,304,227
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at September 30, 2025 and December 31, 2024; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at September 30, 2025 and December 31, 2024, 186,744,593 and 186,517,523 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,867	1,865
Additional paid-in capital	4,456,453	4,449,964
Cumulative dividends in excess of earnings	(1,048,331)	(1,029,757)
Accumulated other comprehensive income	15,236	35,579
Total stockholders’ equity	3,425,225	3,457,651
Noncontrolling interest in operating partnership	71,078	69,932
Noncontrolling interest in joint ventures	3,653	1,525
Total equity	3,499,956	3,529,108
Total liabilities and equity	$6,897,080	$6,833,335

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Rental income	$209,995	$190,286	$622,795	$564,155
Other income	1,126	453	1,493	3,904
Total revenue	211,121	190,739	624,288	568,059
Expenses
Property	42,168	38,015	126,249	114,564
General and administrative	12,173	11,978	38,380	36,758
Depreciation and amortization	75,963	72,506	224,336	219,213
Loss on impairment	—	—	888	4,967
Other expenses	563	545	1,077	1,703
Total expenses	130,867	123,044	390,930	377,205
Other income (expense)
Interest and other income	372	14	380	39
Interest expense	(31,670)	(28,705)	(97,817)	(81,498)
Debt extinguishment and modification expenses	(1,503)	(36)	(1,503)	(703)
Gain on involuntary conversion	—	3,568	1,855	9,285
Gain on the sales of rental property, net	2,196	195	57,801	23,281
Total other income (expense)	(30,605)	(24,964)	(39,284)	(49,596)
Net income	49,649	42,731	194,074	141,258
Less: income attributable to noncontrolling interest in operating partnership	1,013	875	4,035	2,992
Net income attributable to STAG Industrial, Inc.	48,636	41,856	190,039	138,266
Less: amount allocated to participating securities	42	45	128	138
Net income attributable to common stockholders	$48,594	$41,811	$189,911	$138,128
Weighted average common shares outstanding — basic	186,593	182,027	186,533	181,899
Weighted average common shares outstanding — diluted	186,840	182,297	186,837	182,173
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.26	$0.23	$1.02	$0.76
Net income per share attributable to common stockholders — diluted	$0.26	$0.23	$1.02	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$49,649	$42,731	$194,074	$141,258
Other comprehensive loss:
Loss on interest rate swaps	(2,773)	(28,513)	(20,775)	(24,404)
Other comprehensive loss	(2,773)	(28,513)	(20,775)	(24,404)
Comprehensive income	46,876	14,218	173,299	116,854
Income attributable to noncontrolling interest	(1,013)	(875)	(4,035)	(2,992)
Other comprehensive loss attributable to noncontrolling interest	55	605	432	517
Comprehensive income attributable to STAG Industrial, Inc.	$45,918	$13,948	$169,696	$114,379

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Three months ended September 30, 2025
Balance, June 30, 2025	$—	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
Proceeds from sales of common stock, net	—	—	—	(96)	—	—	(96)	—	—	(96)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(69,551)	—	(69,551)	(1,456)	—	(71,007)
Non-cash compensation activity, net	—	2,370	—	2,145	—	—	2,145	1,061	—	3,206
Redemption of common units to common stock	—	50,949	—	940	—	—	940	(940)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	992	—	—	992	(992)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	318	318
Other comprehensive loss	—	—	—	—	—	(2,718)	(2,718)	(55)	—	(2,773)
Net income	—	—	—	—	48,636	—	48,636	1,013	—	49,649
Balance, September 30, 2025	$—	186,744,593	$1,867	$4,456,453	$(1,048,331)	$15,236	$3,425,225	$71,078	$3,653	$3,499,956
Three months ended September 30, 2024
Balance, June 30, 2024	$—	182,105,303	$1,821	$4,276,498	$(987,218)	$53,228	$3,344,329	$71,001	$—	$3,415,330
Proceeds from sales of common stock, net	—	—	—	(103)	—	—	(103)	—	—	(103)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(67,398)	—	(67,398)	(1,135)	—	(68,533)
Non-cash compensation activity, net	—	4,769	—	2,084	—	—	2,084	909	—	2,993
Redemption of common units to common stock	—	95,568	1	1,755	—	—	1,756	(1,756)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	1,056	—	—	1,056	(1,056)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	435	435
Other comprehensive loss	—	—	—	—	—	(27,908)	(27,908)	(605)	—	(28,513)
Net income	—	—	—	—	41,856	—	41,856	875	—	42,731
Balance, September 30, 2024	$—	182,205,640	$1,822	$4,281,290	$(1,012,760)	$25,320	$3,295,672	$68,233	$435	$3,364,340

Nine months ended September 30, 2025
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	—	(515)	—	—	(515)	—	—	(515)
Dividends and distributions, net ($1.12 per share/unit)	—	—	—	—	(208,589)	—	(208,589)	(4,609)	—	(213,198)
Non-cash compensation activity, net	—	49,567	—	774	(24)	—	750	8,384	—	9,134
Redemption of common units to common stock	—	177,503	2	3,287	—	—	3,289	(3,289)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	2,943	—	—	2,943	(2,943)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	2,128	2,128
Other comprehensive loss	—	—	—	—	—	(20,343)	(20,343)	(432)	—	(20,775)
Net income	—	—	—	—	190,039	—	190,039	4,035	—	194,074
Balance, September 30, 2025	$—	186,744,593	$1,867	$4,456,453	$(1,048,331)	$15,236	$3,425,225	$71,078	$3,653	$3,499,956
Nine months ended September 30, 2024
Balance, December 31, 2023	$—	181,690,867	$1,817	$4,272,376	$(948,720)	$49,207	$3,374,680	$71,131	$—	$3,445,811
Proceeds from sales of common stock, net	—	—	—	(362)	—	—	(362)	—	—	(362)
Dividends and distributions, net ($1.11 per share/unit)	—	—	—	—	(202,072)	—	(202,072)	(4,248)	—	(206,320)
Non-cash compensation activity, net	—	74,223	1	1,677	(234)	—	1,444	6,478	—	7,922
Redemption of common units to common stock	—	440,550	4	8,157	—	—	8,161	(8,161)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(558)	—	—	(558)	558	—	—
Contributions from controlling interest in joint ventures	—	—	—	—	—	—	—	—	435	435
Other comprehensive loss	—	—	—	—	—	(23,887)	(23,887)	(517)	—	(24,404)
Net income	—	—	—	—	138,266	—	138,266	2,992	—	141,258
Balance, September 30, 2024	$—	182,205,640	$1,822	$4,281,290	$(1,012,760)	$25,320	$3,295,672	$68,233	$435	$3,364,340
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$194,074	$141,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,336	219,213
Loss on impairment	888	4,967
Gain on involuntary conversion	(1,855)	(9,285)
Non-cash portion of interest expense	4,044	3,201
Amortization of above and below market leases, net	(1,894)	2
Straight-line rent adjustments, net	(15,244)	(11,384)
Debt extinguishment and modification expenses	30	36
Gain on the sales of rental property, net	(57,801)	(23,281)
Non-cash compensation expense	9,581	8,824
Change in assets and liabilities:
Tenant accounts receivable	7,062	9,273
Prepaid expenses and other assets	(28,199)	(28,596)
Accounts payable, accrued expenses and other liabilities	25,007	38,317
Tenant prepaid rent and security deposits	(1,108)	2,818
Total adjustments	164,847	214,105
Net cash provided by operating activities	358,921	355,363
Cash flows from investing activities:
Additions of land and buildings and improvements	(143,893)	(83,082)
Acquisitions of land and buildings and improvements	(150,415)	(358,146)
Acquisitions of other assets	—	(196)
Proceeds from sale of rental property, net	78,319	97,718
Acquisition deposits, net	(30)	(245)
Acquisitions of deferred leasing intangibles	(20,838)	(46,570)
Net cash used in investing activities	(236,857)	(390,521)
Cash flows from financing activities:
Proceeds from unsecured credit facility	873,000	1,043,000
Repayment of unsecured credit facility	(1,172,000)	(1,189,000)
Proceeds from unsecured term loans	55,000	—
Repayment of unsecured term loans	(55,000)	—
Proceeds from unsecured notes	550,000	450,000
Repayment of unsecured notes	(175,000)	—
Repayment of mortgage notes	(166)	(161)
Payment of loan fees and costs	(4,747)	(12,379)
Proceeds from sales of common stock, net	(595)	(342)
Dividends and distributions	(212,999)	(206,105)
Repurchase and retirement of share-based compensation	(649)	(1,014)
Contributions from noncontrolling interest in joint ventures	2,128	435
Net cash provided by (used in) financing activities	(141,028)	84,434
Increase (decrease) in cash and cash equivalents and restricted cash	(18,964)	49,276
Cash and cash equivalents and restricted cash—beginning of period	37,393	21,868
Cash and cash equivalents and restricted cash—end of period	$18,429	$71,144
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $2,605 and $1,770 for 2025 and 2024, respectively	$76,375	$66,339
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(342)	$(2,456)
Acquisitions of deferred leasing intangibles	$(58)	$(357)
Additions to building and other capital improvements from involuntary conversion	$(1,855)	$(12,253)
Investing other receivables due to involuntary conversion of building	$—	$2,968
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(1,493)	$(17,110)
Additions to building and other capital improvements from non-cash compensation	$(203)	$(137)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(452)	$(559)
Dividends and distributions accrued	$23,669	$22,937
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025 and December 31, 2024, the Company owned 98.0% and 98.0%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2025, the Company owned 601 industrial buildings in 41 states with approximately 119.2 million rentable square feet.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$17,319	$36,284
Restricted cash	1,110	1,109
Total cash and cash equivalents and restricted cash	$18,429	$37,393

Uncertain Tax Positions

As of September 30, 2025 and December 31, 2024, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of September 30, 2025 and December 31, 2024.

Rental Property (in thousands)	September 30, 2025	December 31, 2024
Land	$793,164	$771,794
Buildings, net of accumulated depreciation of $832,200 and $738,348, respectively	4,651,997	4,634,634
Tenant improvements, net of accumulated depreciation of $46,633 and $42,092, respectively	42,664	44,987
Building and land improvements, net of accumulated depreciation of $342,712 and $305,426, respectively	559,744	396,883
Construction in progress	141,875	218,616
Deferred leasing intangibles, net of accumulated amortization of $426,813 and $386,627, respectively	381,714	428,865
Total rental property, net	$6,571,158	$6,495,779

Acquisitions

The following table summarizes the Company’s acquisitions during the three and nine months ended September 30, 2025. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	43,285
Louisville, KY(2)	May 7, 2025	—	—	5,497
Chicago, IL	June 12, 2025	183,200	1	18,399
Three months ended June 30, 2025		183,200	1	23,896
Houston, TX(3)	September 15, 2025	462,250	1	47,485
Dayton, OH(2)	September 23, 2025	—	—	2,944
Dayton, OH(3)	September 23, 2025	524,160	1	54,043
Three months ended September 30, 2025		986,410	2	104,472
Nine months ended September 30, 2025		1,563,174	6	$171,653
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.
(3) These buildings were acquired through reverse like-kind exchange agreements pursuant to Section 1031 of the Code (“Reverse 1031 Exchanges”) with a third-party intermediary. See below under “Variable Interest Entities” for additional information.

On May 7, 2025, the Company formed a joint venture with a third party, and the venture is primarily engaged in the development and eventual operation of an industrial real estate property located in Shepherdsville, Kentucky. The Company accounts for its investment in the joint venture under the voting interest model of consolidation. See Note 7 for further discussion of the third party’s noncontrolling interest in the joint venture.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2025 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Nine Months Ended September 30, 2025
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$24,563	N/A
Buildings	112,301	N/A
Tenant improvements	1,518	N/A
Building and land improvements	10,806	N/A
Construction in progress	1,569	N/A
Deferred leasing intangibles - in-place leases	13,821	5.8
Deferred leasing intangibles - tenant relationships	7,209	9.4
Deferred leasing intangibles - below market leases	(134)	2.5
Total purchase price	$171,653

Dispositions

The following table summarizes the Company’s dispositions during the nine months ended September 30, 2025. The dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Nine months ended September 30, 2025
Number of buildings	3
Building square feet (in millions)	0.6
Proceeds from sale of rental property, net	$78,319
Net book value	$20,518
Gain on the sales of rental property, net	$57,801

The following table summarizes the results of operations for the three and nine months ended September 30, 2025 and 2024 for the buildings sold during the nine months ended September 30, 2025, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended September 30,		Nine months ended September 30,
Sales of rental property, net (dollars in thousands)	2025	2024	2025	2024
Sold buildings contribution to net income(1)	$22	$401	$376	$1,362
(1) Exclusive of gain on the sales of rental property, net.

Assets Held for Sale

As of September 30, 2025, the related land, building and improvements, net, and deferred leasing intangibles, net, of approximately $0.5 million, $5.6 million, and $0, respectively, for three buildings were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. Two of the buildings were sold subsequent to September 30, 2025 to a third-party. The remaining building is anticipated to be sold to a third-party within one year.

Variable Interest Entities

In conjunction with the acquisition of the Houston, Texas and Dayton, Ohio buildings noted above, the Company entered into Reverse 1031 Exchanges with a third-party intermediary, which, for a maximum of 180 days, allows the Company to defer for tax purposes gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the acquisition dates, the third-party intermediary is the legal owner of the entities that own these properties. The agreements that govern the operations of these entities provide the Company with the power to direct the activities that most significantly impact the entities’ economic performance. These entities are deemed a variable interest entity (“VIE”) as of September 30, 2025 because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company has determined that it is the primary beneficiary of these VIEs as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits that could be potentially significant to the VIEs. Accordingly, the Company has consolidated the entities and its operations as of the acquisition date. As of September 30, 2025, the VIEs had total assets, primarily consisting of real estate, and liabilities of approximately $101.8 million and $2.0 million, respectively.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the nine months ended September 30, 2025.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)	Valuation Technique Utilized to Estimate Fair Value		Fair Value(3)	Loss on Impairment
					(in thousands)
Lewiston, ME	1	Change in estimated hold period	Discounted cash flows	(4)	$2,831	$888
Nine months ended September 30, 2025						$888
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

Involuntary Conversion

During the three and nine months ended September 30, 2025 and 2024, the Company recognized a gain on involuntary conversion of approximately $0, $3.6 million, $1.9 million, and $9.3 million, respectively, related to tornado damage to one of the Company’s buildings in December 2023.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$73,789	$(41,605)	$32,184	$76,232	$(39,335)	$36,897
Other intangible lease assets	734,738	(385,208)	349,530	739,260	(347,292)	391,968
Total deferred leasing intangible assets	$808,527	$(426,813)	$381,714	$815,492	$(386,627)	$428,865

Below market leases	$62,448	$(35,569)	$26,879	$64,703	$(31,368)	$33,335
Total deferred leasing intangible liabilities	$62,448	$(35,569)	$26,879	$64,703	$(31,368)	$33,335

The following table summarizes the net increase (decrease) to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2025	2024	2025	2024
Net increase (decrease) to rental income related to above and below market lease amortization	$663	$524	$1,878	$(19)
Amortization expense related to other intangible lease assets	$21,438	$22,225	$63,469	$69,441

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of September 30, 2025 and December 31, 2024.

Indebtedness (dollars in thousands)	September 30, 2025	December 31, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$110,000	$409,000	Term SOFR + 0.775%	September 7, 2029	i
Total unsecured credit facility	110,000	409,000

Unsecured term loans:
Unsecured Term Loan A	150,000	150,000	2.06%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.25%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.41%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	4.73%	March 23, 2029	i
Unsecured Term Loan G(6)	300,000	300,000	1.70%	March 14, 2031	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,955)	(3,152)
Total carrying value unsecured term loans, net	1,021,045	1,021,848

Unsecured notes:
Series D Unsecured Notes	—	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	—	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	—	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	—	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	—	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000	1,600,000
Total unamortized deferred financing fees and debt issuance costs	(8,394)	(5,908)
Total carrying value unsecured notes, net	1,966,606	1,594,092

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,156	4,322	3.71%	October 1, 2039	ii
Total mortgage note	4,156	4,322
Unamortized fair market value discount	(121)	(127)
Total carrying value mortgage note, net	4,035	4,195
Total / weighted average interest rate(7)	$3,101,686	$3,029,135	4.22%
(1)Interest rate as of September 30, 2025. At September 30, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Secured Overnight Financing Rate (“Daily SOFR”) was 4.1292% and 4.2400%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a spread of 0.775%. The Unsecured Term Loans A, G, H, and I have a stated interest rate of one-month Term SOFR plus a spread of 0.85%. The Unsecured Term Loan F has a stated interest rate of Daily SOFR plus a spread of 0.85%. All of the unsecured term loans have been swapped to a fixed rate, and such fixed rates inclusive of the spreads are presented in the table above. Effective February 5, 2026, the Unsecured Term Loan G will be swapped to a fixed rate inclusive of the spread of 3.94%.
(3)Prepayment terms consist of (i) pre-payable with no penalty; and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $8.0 million and $10.1 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The initial maturity date is September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice.

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
(6)The initial maturity date of the Unsecured Term Loan G is March 15, 2030, or such later date which may be extended pursuant to a one-year extension option exercisable by the Company in its discretion upon advance written notice. Exercise of the option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. The extension option is not subject to lender consent, assuming proper notice and satisfaction of the conditions.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitment on the unsecured credit facility as of September 30, 2025 was approximately $886.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $30.5 million and $13.7 million as of September 30, 2025 and December 31, 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2025	2024	2025	2024
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,406	$1,165	$4,044	$3,201
Facility, unused, and other fees	$440	$444	$1,314	$1,322

Debt Activity

On September 15, 2025, the Company entered into a second amended and restated term loan agreement for the Unsecured Term Loan G to (i) extend the maturity date to March 15, 2030, with a one-year extension option, subject to certain conditions (discussed below), that would extend the maturity date to March 14, 2031 if exercised, (ii) remove the 0.10% interest rate adjustment for SOFR loans, and (iii) provide that borrowings under the Unsecured Term Loan G will, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the loan agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the loan agreement). Other than the maturity date and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

The Unsecured Term Loan G’s initial maturity date is March 15, 2030, or such later date which may be extended pursuant to a one-year extension option exercisable by the Company in its discretion upon advance written notice. Exercise of the option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee equal to 0.125% of the outstanding amount on the effective day of each extension period. The extension option is not subject to lender consent, assuming proper notice and satisfaction of the conditions. Upon execution of the amended loan agreement for the Unsecured Term Loan G, the Company intended to exercise the extension option. In connection with the amended loan agreement, the Company incurred approximately $1.8 million in costs, which have been deferred, including the approximately $0.4 million accrued extension fee, and will amortize through the extended maturity date of March 14, 2031. The Company also incurred approximately $1.5 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations.

On September 15, 2025, the Company entered into amendments to the Unsecured Credit Facility, Unsecured Term Loan A, Unsecured Term Loan F, Unsecured Term Loan H, and Unsecured Term Loan I to remove the 0.10% interest rate adjustment for SOFR loans, and in the case of the Unsecured Term Loans A, H, and I, provide that borrowings under the respective term loans will, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the respective loan agreement). Other than the interest rate provisions described above, the material terms of the Unsecured Credit Facility and the Unsecured Term Loans A, F, H, and I remain unchanged.

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

Financial Covenant Considerations

The Company was in compliance with all such applicable restrictions and financial and other covenants as of September 30, 2025 and December 31, 2024 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $7.1 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$110,000	$110,000	$409,000	$409,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,975,000	1,933,247	1,600,000	1,490,667
Mortgage note	4,156	3,345	4,322	3,366
Total principal amount	3,114,156	$3,071,592	3,038,322	$2,928,033
Unamortized fair market value discount	(121)		(127)
Total unamortized deferred financing fees and debt issuance costs	(12,349)		(9,060)
Total carrying value	$3,101,686		$3,029,135

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

During the nine months ended September 30, 2025, the Company entered into four interest rate swaps with an aggregate notional value of $300.0 million which fix Daily SOFR at 3.09% effective February 5, 2026 and mature on March 15, 2030, and were designated as cash flow hedges.

As of September 30, 2025, the Company had 21 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Balance Sheet Line Item (in thousands)	Effective Notional Amount	Fair Value	Effective Notional Amount	Fair Value
Interest rate swaps-gross asset	$825,000	$16,945	$1,025,000	$36,466
Interest rate swaps-gross liability	$200,000	$(1,271)	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $10.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2025	2024	2025	2024
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$3,085	$(19,153)	$(3,254)	$3,603
Income reclassified from accumulated other comprehensive income into income as interest expense	$5,858	$9,360	$17,521	$28,007
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$31,670	$28,705	$97,817	$81,498

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2025, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements as of September 30, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$16,945	$—	$16,945	$—
Interest rate swaps-gross liability	$(1,271)	$—	$(1,271)	$—

		Fair Value Measurements as of December 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$36,466	$—	$36,466	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of September 30, 2025. There was no activity for the ATM common stock offering program during the nine months ended September 30, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of September 30, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$702,229
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three and nine months ended September 30, 2025. The Company initially does not receive any proceeds from the sales of shares on a forward basis. The Company may fully physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	179
New forward sale agreements	7,228	267	$37.00	$36.63	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at June 30, 2025	12,058	446
New forward sale agreements	1,288,667	47,325	$36.72	$36.35	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at September 30, 2025	1,300,725	$47,771
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 7, 2025 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2026, subject to the recipient’s continued employment. The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the nine months ended September 30, 2025.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	118,667	$37.30
Granted	52,352	$33.14
Vested(1)	(51,100)	$36.11
Forfeited	(8,951)	$35.88
Balance at September 30, 2025	110,968	$36.00
(1)The Company repurchased and retired 18,456 restricted shares of common stock that vested during the nine months ended September 30, 2025.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2025 was approximately $2.5 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2025	2024	2025	2024
Vested restricted shares of common stock	—	—	51,100	59,232
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,728	$2,325

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the nine months ended September 30, 2025.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2024	2,307,662	1,464,718	3,772,380	2.0%
Granted/Issued	280,334	—	280,334	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(133,152)	133,152	—	N/A
Redemptions from Other Common Units to common stock	—	(177,503)	(177,503)	N/A
Balance at September 30, 2025	2,454,844	1,420,367	3,875,211	2.0%

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

The fair value of the LTIP units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units are based on Level 3 inputs and non-recurring fair value measurements. The following table summarizes the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2025 (excluding the LTIP units granted pursuant to the 2022 performance units discussed in Note 8).

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

The following table summarizes activity related to the Company’s unvested LTIP units during the nine months ended September 30, 2025.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2024	182,382	$36.10
Granted	280,334	$31.48
Vested	(261,668)	$33.15
Forfeited	—	$—
Balance at September 30, 2025	201,048	$33.51

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2025 was approximately $5.9 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Noncontrolling Interest in Joint Ventures

At September 30, 2025, the Company held a 97.2% interest in a joint venture located in Reno, Nevada, a 93.9% interest in a joint venture located in Concord, North Carolina, and a 95.0% interest in a joint venture located in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $3.7 million at September 30, 2025, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the vesting period. The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2025.

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

On December 31, 2024, the measuring period for the 2022 performance units concluded, and it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle. The following table summarizes the issuances of LTIP units and shares of common stock approved by the compensation committee of the board of directors and issued upon the settlement of the 2022 performance units at the conclusion of the applicable measuring period during the nine months ended September 30, 2025.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2022 Performance Units
Measuring period conclusion date	December 31, 2024
Issuance date	January 7, 2025
Vested LTIP units	126,333
Vested shares of common stock	8,246
Shares of common stock repurchased and retired	751

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2025 was approximately $8.3 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2025	2024	2025	2024
Restricted shares of common stock	$328	$420	$1,134	$1,352
LTIP units	1,061	908	3,278	2,730
Performance units	1,554	1,415	4,573	4,171
Director compensation(1)	193	209	581	560
Total non-cash compensation expense	$3,136	$2,952	$9,566	$8,813
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2025 and 2024. The number of shares of common stock granted was calculated based on the trailing ten day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Rental Income (in thousands)	2025	2024	2025	2024
Fixed lease payments	$159,934	$147,075	$474,336	$433,464
Variable lease payments	43,238	38,800	131,190	119,207
Straight-line rental income	6,160	3,887	15,391	11,503
Net increase (decrease) to rental income related to above and below market lease amortization	663	524	1,878	(19)
Total rental income	$209,995	$190,286	$622,795	$564,155

As of September 30, 2025 and December 31, 2024, the Company had accrued rental income of approximately $134.3 million and $118.6 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, the Company’s total liability associated with lease security deposits was approximately $25.1 million and $23.9 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.7 years to 57.0 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

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

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

Operating Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	35.5	34.9
Weighted average discount rate	6.9%	6.9%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Operating Lease Cost (in thousands)	2025	2024	2025	2024
Operating lease cost included in property expense attributable to ground leases	$695	$619	$2,090	$1,851
Operating lease cost included in general and administrative expense attributable to corporate office leases	432	430	1,293	1,291
Total operating lease cost	$1,127	$1,049	$3,383	$3,142

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
Operating Leases (in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$3,182	$2,976
Right-of-use assets obtained in exchange for new lease liabilities	$175	$—

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of September 30, 2025.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2025	$1,070
2026	3,288
2027	2,331
2028	2,374
2029	2,340
Thereafter	94,551
Total lease payments	105,954
Less: Imputed interest	(71,915)
Present value of operating lease liabilities	$34,039
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

During the three and nine months ended September 30, 2025 and 2024, there were 112,766, 122,137, 113,971 and 123,701 of unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders	$48,594	$41,811	$189,911	$138,128
Denominator
Weighted average common shares outstanding — basic	186,593	182,027	186,533	181,899
Effect of dilutive securities(1)
Share-based compensation	247	207	304	253
Shares issuable under forward sale agreements	—	63	—	21
Weighted average common shares outstanding — diluted	186,840	182,297	186,837	182,173
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.26	$0.23	$1.02	$0.76
Net income per share attributable to common stockholders — diluted	$0.26	$0.23	$1.02	$0.76
(1)During the three and nine months ended September 30, 2025 and 2024, there were approximately 113, 122, 114 and 124 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of September 30, 2025 related to construction projects and certain other agreements.

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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of September 30, 2025 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of September 30, 2025, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, and geopolitical tensions. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. In 2025, U.S. real gross domestic product (“GDP”) growth declined 0.5% in the first quarter and increased 3.8% in the second quarter. Labor conditions are slowing, with unemployment rising to 4.3% as of August 2025 compared to 4.1% at the end of June 2025. In September 2025, following weaker employment data, the Federal Open Market Committee lowered the federal funds rate range by 25 basis points to a target range of 4.00-4.25%. Going forward, due to the U.S.’s recent implementation of extraordinary tariffs, the general consensus among economists is a higher risk of recession or stagflation. While the trade policies and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity has continued to slow since 2022 relative to our historical acquisition pace.

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
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, policies that promote domestic and regional manufacturing “onshoring and nearshoring”, a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and
•the general quality of the transportation infrastructure in the United States.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and nine months ended September 30, 2025. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended September 30, 2025
New Leases	596,845	$6.98	$7.43	$3.71	35.0%	49.5%	5.8	$2.49
Renewal Leases	1,557,344	$6.35	$6.74	$1.56	24.2%	37.1%	4.6	$0.26
Total/weighted average	2,154,189	$6.53	$6.93	$2.16	27.2%	40.6%	4.9	$0.88
Nine months ended September 30, 2025
New Leases	2,480,512	$6.25	$6.52	$2.74	35.0%	48.9%	5.3	$1.09
Renewal Leases	8,852,590	$6.08	$6.47	$1.59	24.0%	39.5%	4.9	$0.18
Total/weighted average	11,333,102	$6.12	$6.48	$1.84	26.3%	41.4%	5.0	$0.38
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

Additionally, for the three and nine months ended September 30, 2025, leases commenced totaling 284,357 and 1,995,608, respectively, related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 9.2% of our total annualized base rental revenue will expire during the period from October 1, 2025 to September 30, 2026, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period October 1, 2025 to September 30, 2026, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2025, plus available space, for each of the ten calendar years beginning with 2025 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	5,022,436	—%	$—	—%
Month-to-month leases	1	18,143	—%	120	—%
Remainder of 2025(1)	11	945,311	0.8%	5,942	0.9%
2026	105	11,940,563	10.5%	70,509	10.5%
2027	134	17,782,149	15.6%	100,707	15.0%
2028	123	15,034,973	13.2%	86,862	13.0%
2029	109	17,483,234	15.3%	102,314	15.3%
2030	101	14,402,447	12.6%	90,981	13.6%
2031	80	13,134,806	11.5%	72,462	10.8%
2032	33	5,725,323	5.0%	36,405	5.4%
2033	22	3,474,243	3.0%	20,267	3.0%
2034	14	3,459,133	3.0%	24,470	3.6%
Thereafter	38	10,820,536	9.5%	59,361	8.9%
Total	771	119,243,297	100.0%	$670,400	100.0%
(1)Leases previously scheduled to expire in 2025, totaling approximately 13.1 million square feet, have been amended to extend their lease expiration date as of September 30, 2025. These leases are excluded from 2025 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2025.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	43,285
Louisville, KY(2)	May 7, 2025	—	—	5,497
Chicago, IL	June 12, 2025	183,200	1	18,399
Three months ended June 30, 2025		183,200	1	23,896
Houston, TX(3)	September 15, 2025	462,250	1	47,485
Dayton, OH(2)	September 23, 2025	—	—	2,944
Dayton, OH(3)	September 23, 2025	524,160	1	54,043
Three months ended September 30, 2025		986,410	2	104,472
Nine months ended September 30, 2025		1,563,174	6	$171,653
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) We acquired a vacant land parcel.
(3) These buildings were acquired through reverse like-kind exchange agreements pursuant to Section 1031 of the Code.

Portfolio Dispositions
During the nine months ended September 30, 2025, we sold three buildings comprised of approximately 0.6 million rentable square feet with a net book value of approximately $20.5 million to third parties. Net proceeds from the sales of rental property were approximately $78.3 million and we recognized the full gain on the sales of rental property, net, of approximately $57.8 million for the nine months ended September 30, 2025.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2025.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.1%
Greenville, SC	5.8%
Minneapolis, MN	4.3%
Pittsburgh, PA	3.9%
Columbus, OH	3.7%
Detroit, MI	3.6%
South Central, PA	3.3%
Philadelphia, PA	3.0%
Houston, TX	2.5%
El Paso, TX	2.5%
Boston, MA	2.4%
Milwaukee, WI	2.1%
Kansas City, MO	2.1%
Charlotte, NC	2.0%
Sacramento, CA	1.9%
Indianapolis, IN	1.9%
Cleveland, OH	1.8%
Cincinnati, OH	1.7%
Raleigh, NC	1.4%
Columbia, SC	1.3%
Total	59.3%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2025.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.8%
Containers & Packaging	7.4%
Machinery	6.7%
Automobile Components	6.0%
Commercial Services & Supplies	5.9%
Trading Companies & Distribution (Industrial Goods)	5.2%
Distributors (Consumer Goods)	4.7%
Building Products	4.6%
Broadline Retail	3.6%
Consumer Staples Distribution	3.6%
Specialty Retail	2.9%
Household Durables	2.9%
Media	2.8%
Food Products	2.6%
Electrical Equipment	2.5%
Beverages	2.4%
Electronic Equip, Instruments	2.0%
Chemicals	1.9%
Ground Transportation	1.8%
Construction & Engineering	1.7%
Total	82.0%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2025.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.8%
Schneider Electric USA, Inc.	3	1.0%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.9%
International Paper Company	4	0.8%
DSV Solutions, LLC	4	0.8%
CHEP USA	6	0.8%
The Coca-Cola Company	3	0.7%
Tempur Sealy International, Inc.	2	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.7%
Penguin Random House, LLC	1	0.7%
Kenco Logistic Services, LLC	3	0.6%
Penske Truck Leasing Co. LP	3	0.6%
WestRock Company	6	0.6%
FedEx Corporation	4	0.6%
DHL Supply Chain	4	0.6%
Lippert Component Manufacturing	4	0.6%
Carolina Beverage Group	3	0.6%
AFL Telecommunications LLC	2	0.6%
Total	74	16.3%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service on or after January 1, 2024. On September 30, 2025, we owned 543 industrial buildings consisting of approximately 107.6 million square feet and representing approximately 90.2% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.0% to 96.9% as of September 30, 2025 compared to 97.9% as of September 30, 2024.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2025 and 2024 with respect to the buildings acquired and sold on or after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$186,296	$178,350	$7,946	4.5%	$16,242	$7,261	$7,457	$4,675	$209,995	$190,286	$19,709	10.4%
Other income	314	100	214	214.0%	401	—	411	353	1,126	453	673	148.6%
Total operating revenue	186,610	178,450	8,160	4.6%	16,643	7,261	7,868	5,028	211,121	190,739	20,382	10.7%
Expenses
Property	36,942	35,314	1,628	4.6%	3,468	2,181	1,758	520	42,168	38,015	4,153	10.9%
Net operating income(1)	$149,668	$143,136	$6,532	4.6%	$13,175	$5,080	$6,110	$4,508	168,953	152,724	16,229	10.6%
Other expenses
General and administrative									12,173	11,978	195	1.6%
Depreciation and amortization									75,963	72,506	3,457	4.8%
Other expenses									563	545	18	3.3%
Total other expenses									88,699	85,029	3,670	4.3%
Total expenses									130,867	123,044	7,823	6.4%
Other income (expense)
Interest and other income									372	14	358	2,557.1%
Interest expense									(31,670)	(28,705)	(2,965)	10.3%
Debt extinguishment and modification expenses									(1,503)	(36)	(1,467)	4,075.0%
Gain on involuntary conversion									—	3,568	(3,568)	(100.0)%
Gain on the sales of rental property, net									2,196	195	2,001	1,026.2%
Total other income (expense)									(30,605)	(24,964)	(5,641)	22.6%
Net income									$49,649	$42,731	$6,918	16.2%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $6.9 million, or 16.2%, to approximately $49.6 million for the three months ended September 30, 2025 compared to approximately $42.7 million for the three months ended September 30, 2024.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $7.9 million, or 4.5%, to approximately $186.3 million for the three months ended September 30, 2025 compared to approximately $178.4 million for the three months ended September 30, 2024.

Same store lease income increased by approximately $7.0 million, or 4.8%, to approximately $152.4 million for the three months ended September 30, 2025 compared to approximately $145.4 million for the three months ended September 30, 2024. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $10.5 million. This increase was partially offset by the reduction of base rent of approximately $2.0 million due to tenant vacancies. Additionally, there was a decrease in same store lease income which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the three months ended September 30, 2025, same store lease income decreased approximately $1.5 million due to certain tenants converting from the accrual basis of accounting to the cash basis of accounting.

Same store other billings increased by approximately $0.9 million, or 2.7%, to approximately $33.9 million for the three months ended September 30, 2025 compared to approximately $33.0 million for the three months ended September 30, 2024. The increase was attributable to an increase of approximately $0.6 million in other expense reimbursements which was primarily due to an increase in corresponding expenses. Additionally, there was an increase of approximately $0.3 million due to an increase in real estate taxes levied by the taxing authority and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $1.6 million, or 4.6%, to approximately $36.9 million for the three months ended September 30, 2025 compared to approximately $35.3 million for the three months ended September 30, 2024. This increase was primarily due to increases in repairs and maintenance, tax expense, utility expense, and other expenses of approximately $1.2 million, $0.4 million, $0.2 million, and $0.1 million, respectively. These increases were partially offset by a reduction to insurance expense of approximately $0.3 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 36 buildings consisting of approximately 7.2 million square feet (excluding two buildings that were included in the Value Add Portfolio at September 30, 2025, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 13 buildings consisting of approximately 2.2 million square feet. For the three months ended September 30, 2025 and 2024, the buildings acquired after January 1, 2024 contributed approximately $13.2 million and $4.6 million to NOI, respectively. For the three months ended September 30, 2025 and 2024, the buildings sold after January 1, 2024 contributed approximately $— million and $0.5 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $5.0 million and $3.6 million to NOI for the three months ended September 30, 2025 and 2024, respectively. Additionally, there was approximately $1.1 million and $0.9 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2025 and 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, and other expenses.

Total other expenses increased approximately $3.7 million, or 4.3%, to approximately $88.7 million for the three months ended September 30, 2025 compared to approximately $85.0 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in depreciation and amortization of approximately $3.5 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after September 30, 2024. Additionally, there was an increase in general and administrative expenses by approximately $0.2 million, primarily due to increases in compensation and other payroll costs.

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

Total other expense increased approximately $5.6 million, or 22.6%, to approximately $30.6 million for the three months ended September 30, 2025 compared to approximately $25.0 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in interest expense of approximately $3.0 million which was primarily attributable to the issuance of $550.0 million of unsecured notes on June 25, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. The increase was also attributable to an increase of debt extinguishment and modification expenses of approximately $1.5 million related to the amendment to the $300.0 million Unsecured Term Loan G on September 15, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a decrease in gain on involuntary conversion of approximately $3.6 million, which was partially offset by an increase in the gain on the sales of rental property, net of approximately $2.0 million.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2025 and 2024 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$555,951	$535,241	$20,710	3.9%	$47,840	$13,884	$19,004	$15,030	$622,795	$564,155	$58,640	10.4%
Other income	445	126	319	253.2%	467	199	581	3,579	1,493	3,904	(2,411)	(61.8)%
Total operating revenue	556,396	535,367	21,029	3.9%	48,307	14,083	19,585	18,609	624,288	568,059	56,229	9.9%
Expenses
Property	111,598	107,206	4,392	4.1%	9,669	4,509	4,982	2,849	126,249	114,564	11,685	10.2%
Net operating income(1)	$444,798	$428,161	$16,637	3.9%	$38,638	$9,574	$14,603	$15,760	498,039	453,495	44,544	9.8%
Other expenses
General and administrative									38,380	36,758	1,622	4.4%
Depreciation and amortization									224,336	219,213	5,123	2.3%
Loss on impairment									888	4,967	(4,079)	(82.1)%
Other expenses									1,077	1,703	(626)	(36.8)%
Total other expenses									264,681	262,641	2,040	0.8%
Total expenses									390,930	377,205	13,725	3.6%
Other income (expense)
Interest and other income									380	39	341	874.4%
Interest expense									(97,817)	(81,498)	(16,319)	20.0%
Debt extinguishment and modification expenses									(1,503)	(703)	(800)	113.8%
Gain on involuntary conversion									1,855	9,285	(7,430)	(80.0)%
Gain on the sales of rental property, net									57,801	23,281	34,520	148.3%
Total other income (expense)									(39,284)	(49,596)	10,312	(20.8)%
Net income									$194,074	$141,258	$52,816	37.4%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by $52.8 million, or 37.4%, to $194.1 million for the nine months ended September 30, 2025 compared to $141.3 million for the nine months ended September 30, 2024.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $20.7 million, or 3.9%, to approximately $556.0 million for the nine months ended September 30, 2025 compared to approximately $535.2 million for the nine months ended September 30, 2024.

Same store lease income increased by approximately $19.3 million, or 4.4%, to approximately $453.2 million for the nine months ended September 30, 2025 compared to approximately $433.9 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in rental income of approximately $27.1 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $6.5 million due to tenant vacancies, and a net increase in the amortization of net above market leases of approximately $0.3 million. Additionally, there was a decrease in same store lease income of approximately $1.0 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the nine months ended September 30, 2025, same store lease income decreased approximately $1.8 million due to certain tenants converting from the accrual basis of accounting to the cash basis of accounting. This decrease was partially offset due to converting two tenants from the cash basis of accounting back to the accrual basis of accounting during the nine months ended September 30, 2025 and converting one tenant from the accrual basis of accounting to the cash basis of accounting during the nine months ended September 30, 2024, for an increase to same store lease income of approximately $0.8 million.

Same store other billings increased by approximately $1.5 million, or 1.5%, to approximately $102.8 million for the nine months ended September 30, 2025 compared to approximately $101.3 million for the nine months ended September 30, 2024. The increase was attributable to an increase of approximately $1.6 million in expense reimbursements which was primarily due to an increase in corresponding expenses. This increase was partially offset by a reduction in real estate tax reimbursements of approximately $0.1 million due to an decrease in real estate taxes levied by the taxing authority and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $4.4 million or 4.1% to approximately $111.6 million for the nine months ended September 30, 2025 compared to approximately $107.2 million for the nine months ended September 30, 2024. This increase was due to increases in repairs and maintenance, real estate tax, snow removal, utility expense, and other expenses of approximately $2.5 million, $1.0 million, $0.6 million, $0.2 million, and $0.5 million, respectively. These increases were partially offset by a reduction in insurance expense of approximately $0.4 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 36 buildings consisting of approximately 7.2 million square feet (excluding two buildings that were included in the Value Add Portfolio at September 30, 2025, or sold or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 13 buildings consisting of approximately 2.2 million square feet. For the nine months ended September 30, 2025 and September 30, 2024, the buildings acquired after January 1, 2024 contributed approximately $38.1 million and $7.5 million to NOI, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the buildings sold after January 1, 2024 contributed approximately $0.5 million and $2.1 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $11.8 million and $11.3 million to NOI for the nine months ended September 30, 2025 and September 30, 2024, respectively. Additionally, there was approximately $2.8 million and $4.5 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $2.0 million, or 0.8%, to approximately $264.7 million for the nine months ended September 30, 2025 compared to approximately $262.6 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $5.1 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after September 30, 2024. Additionally there was an increase in general and administrative expenses by approximately $1.6 million, primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairment of approximately $4.1 million.

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

Total other expense decreased approximately $10.3 million, or 20.8%, to approximately $39.3 million for the nine months ended September 30, 2025 compared to approximately $49.6 million for the nine months ended September 30, 2024. This decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $34.5 million. This was partially offset by an increase in interest expense of approximately $16.3 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024 and the issuance of $550.0 million of unsecured notes on June 25, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a decrease in gain on involuntary conversion of approximately $7.4 million and an increase in debt extinguishment and modification expenses of approximately $0.8 million related to the amendment to the $300.0 million Unsecured Term Loan G on September 15, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2025	2024	2025	2024
Net income	$49,649	$42,731	$194,074	$141,258
Rental property depreciation and amortization	75,876	72,421	224,076	219,002
Loss on impairment	—	—	888	4,967
Gain on the sales of rental property, net	(2,196)	(195)	(57,801)	(23,281)
FFO	123,329	114,957	361,237	341,946
Amount allocated to restricted shares of common stock and unvested units	(125)	(130)	(417)	(415)
FFO attributable to common stockholders and unit holders	$123,204	$114,827	$360,820	$341,531

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2025	2024	2025	2024
Net income	$49,649	$42,731	$194,074	$141,258
General and administrative	12,173	11,978	38,380	36,758
Depreciation and amortization	75,963	72,506	224,336	219,213
Interest and other income	(372)	(14)	(380)	(39)
Interest expense	31,670	28,705	97,817	81,498
Loss on impairment	—	—	888	4,967
Gain on involuntary conversion	—	(3,568)	(1,855)	(9,285)
Debt extinguishment and modification expenses	1,503	36	1,503	703
Other expenses	563	545	1,077	1,703
Gain on the sales of rental property, net	(2,196)	(195)	(57,801)	(23,281)
Net operating income	$168,953	$152,724	$498,039	$453,495

Cash Flows

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

The following table summarizes our cash flows for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2025	2024	$	%
Net cash provided by operating activities	$358,921	$355,363	$3,558	1.0%
Net cash used in investing activities	$236,857	$390,521	$(153,664)	(39.3)%
Net cash provided by (used in) financing activities	$(141,028)	$84,434	$(225,462)	(267.0)%

Net cash provided by operating activities increased approximately $3.6 million to approximately $358.9 million for the nine months ended September 30, 2025 compared to approximately $355.4 million for the nine months ended September 30, 2024. The increase was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $153.7 million to approximately $236.9 million for the nine months ended September 30, 2025 compared to approximately $390.5 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the acquisition of rental property during the nine months ended September 30, 2025 of approximately $171.3 million, compared to the acquisition of rental property during the nine months ended September 30, 2024 of approximately $404.9 million. This decrease was also attributable to a decrease in proceeds from sale of rental property, net of approximately $19.4 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was partially offset by an increase in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $60.8 million.

Net cash provided by (used in) financing activities decreased approximately $225.5 million to approximately $141.0 million net cash used in financing activities for the nine months ended September 30, 2025 compared to approximately $84.4 million net cash provided by financing activities for the nine months ended September 30, 2024. The decrease was primarily attributable to decrease in net borrowings of approximately $153.0 million and $75.0 million under our unsecured credit facility and unsecured notes, respectively. The decrease was also attributable to an increase of approximately $6.9 million in dividends and distributions paid.

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

As of September 30, 2025, we had total immediate liquidity of approximately $904.1 million, comprised of approximately $17.3 million of cash and cash equivalents and approximately $886.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2025.

Indebtedness (dollars in thousands)	September 30, 2025	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$110,000	Term SOFR + 0.775%	September 7, 2029	i
Total unsecured credit facility	110,000

Unsecured term loans:
Unsecured Term Loan A	150,000	2.06%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.25%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.41%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	4.73%	March 23, 2029	i
Unsecured Term Loan G(6)	300,000	1.70%	March 14, 2031	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,955)
Total carrying value unsecured term loans, net	1,021,045

Unsecured notes:
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000
Total unamortized deferred financing fees and debt issuance costs	(8,394)
Total carrying value unsecured notes, net	1,966,606

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,156	3.71%	October 1, 2039	ii
Total mortgage note	4,156
Unamortized fair market value discount	(121)
Total carrying value mortgage note, net	4,035
Total / weighted average interest rate(7)	$3,101,686	4.22%
(1)Interest rate as of September 30, 2025. At September 30, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Secured Overnight Financing Rate (“Daily SOFR”) was 4.1292% and 4.2400%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a spread of 0.775%. Our Unsecured Term Loans A, G, H, and I have a stated interest rate of one-month Term SOFR plus a spread of 0.85%. Our Unsecured Term Loan F has a stated interest rate of Daily SOFR plus a spread of 0.85%. All of our unsecured term loans have been swapped to a fixed rate, and such fixed rates inclusive of the spreads are presented in the table above. Effective February 5, 2026, our Unsecured Term Loan G will be swapped to a fixed rate inclusive of the spread of 3.94%.
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
(6)The initial maturity date of our Unsecured Term Loan G is March 15, 2030, or such later date which may be extended pursuant to a one-year extension option exercisable by us in our discretion upon advance written notice. Exercise of the option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. The extension option is not subject to lender consent, assuming proper notice and satisfaction of the conditions.
(7)The weighted average interest rate was calculated using the fixed interest rate swapped on the notional amount of $1,025.0 million of debt and is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts.

The aggregate undrawn nominal commitments on our unsecured credit facility as of September 30, 2025 was approximately $886.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On September 15, 2025, we entered into a second amended and restated term loan agreement for our Unsecured Term Loan G to (i) extend the maturity date to March 15, 2030, with a one-year extension option exercisable by us in our discretion upon advance written notice, subject to certain conditions, including the payment of a fee, that would extend the maturity date to March 14, 2031 if exercised, (ii) remove the 0.10% interest rate adjustment for SOFR loans, and (iii) provide that borrowings under the Unsecured Term Loan G will, at the our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the loan agreement), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the loan agreement). Other than the maturity date and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

On September 15, 2025, we entered into amendments to our Unsecured Credit Facility, Unsecured Term Loan A, Unsecured Term Loan F, Unsecured Term Loan H, and Unsecured Term Loan I to remove the 0.10% interest rate adjustment for SOFR loans, and in the case of our Unsecured Term Loans A, H, and I, provide that borrowings under the respective term loans will, at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the respective loan agreement). Other than the interest rate provisions described above, the material terms of our Unsecured Term Loans A, F, H, and I remain unchanged.

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

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2025, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of September 30, 2025.

Debt Capital Structure	September 30, 2025
Total principal outstanding (in thousands)	$3,114,156
Weighted average duration (years)	4.9
% Secured debt	0.1%
% Debt maturing next 12 months	1.6%
Net Debt to Real Estate Cost Basis(1)	37.9%
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

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of September 30, 2025. There was no activity for the ATM common stock offering program during the three months ended September 30, 2025, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program(1)	Date	Maximum Aggregate Offering Price (in thousands)	Aggregate Available as of September 30, 2025 (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000	$702,229
(1)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three and nine months September 30, 2025. We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,830	179	$37.02	$36.65	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2025	4,830	179
New forward sale agreements	7,228	267	$37.00	$36.63	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at June 30, 2025	12,058	446
New forward sale agreements	1,288,667	47,325	$36.72	$36.35	$0.37
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at September 30, 2025	1,300,725	$47,771
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2025, we owned approximately 98.0% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.0%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At September 30, 2025, we held a 97.2% interest in a joint venture located in Reno, Nevada, a 93.9% interest in a joint venture located in Concord, North Carolina, and a 95.0% interest in a joint venture located in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2025, 17 of our interest rate swaps outstanding were in an asset position of approximately $16.9 million and four of our interest rate swaps were in a liability position of approximately $1.3 million, including any adjustment for nonperformance risk related to these agreements.

During the nine months ended September 30, 2025, we entered into four interest rate swaps with an aggregate notional value of $300.0 million which fix Daily SOFR at 3.09% effective February 5, 2026 and mature on March 15, 2030, and were designated as cash flow hedges.

As of September 30, 2025, we had approximately $1,135.0 million of variable rate debt. As of September 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2025, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of September 30, 2025, we had no other material off-balance sheet arrangements.

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

As of September 30, 2025, we had $1,135.0 million of variable rate debt outstanding. As of September 30, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $110.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $110.0 million on our unsecured credit facility for the nine months ended September 30, 2025, our interest expense would have increased by approximately $0.8 million for the nine months ended September 30, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2025, the Operating Partnership issued 50,949 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended September 30, 2025, we issued 50,949 shares of common stock upon redemption of 50,949 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended September 30, 2025, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended September 30, 2025, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Bylaws (incorporated by reference to the Quarterly Report on Form 10-Q with the SEC on July 29, 2025)
10.1
Unsecured Credit Facility: First Amendment to Second Amended and Restated Credit Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.2
Unsecured Term Loan A: First Amendment to Third Amended and Restated Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.3
Unsecured Term Loan F: First Amendment to Second Amended and Restated Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.4
Unsecured Term Loan G: Second Amended and Restated Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.5	Unsecured Term Loan H: First Amendment to Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)
10.6	Unsecured Term Loan I: First Amendment to Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)
10.7	Amended and Restated Executive Employment Agreement with Steven T. Kimball, effective as of August 1, 2025
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: October 29, 2025	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)