Form 10-K
period 2025-12-31
STAG Industrial, Inc.
filed 2026-02-11
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,764 million based on the closing price on the New York Stock Exchange as of June 30, 2025.
Number of shares of the registrant’s common stock outstanding as of February 10, 2026: 191,036,305

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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
•acquisition and development risks, including our ability to identify and complete accretive acquisitions and developments and/or failure of such acquisitions and developments to perform in accordance with projections;
•the timing of acquisitions and dispositions;
•technological developments, particularly those affecting supply chains and logistics;
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease and other potentially catastrophic events such as acts of war and/or terrorism;
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

“Stabilization” for properties under development or being redeveloped means the earlier of achieving 90% occupancy or 12 months after completion. With respect to properties acquired and immediately added to the Value Add Portfolio, (i) if acquired with less than 75% occupancy as of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or (ii) if acquired and will be less than 75% occupied due to known move-outs within two years of the acquisition date, Stabilization will occur upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred.

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of December 31, 2025 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of December 31, 2025, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

As of December 31, 2025, we owned 601 buildings in 41 states with approximately 120.0 million rentable square feet. As of December 31, 2025, we had seven development projects (which are not included in the building count noted above). As of December 31, 2025, our buildings were approximately 96.4% leased, with no single tenant accounting for more than approximately 2.8% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.4% of our total annualized base rental revenue.

As of December 31, 2025, our Operating Portfolio was approximately 97.2% leased. Straight-line Rent Change on new and renewal leases together grew approximately 38.2% and 41.8% during the years ended December 31, 2025 and 2024, respectively, and our Cash Rent Change on new and renewal leases together grew approximately 24.0% and 28.3% during the years ended December 31, 2025 and 2024, respectively.

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
Competition

In acquiring our target properties and development projects, we compete with other real estate investors and operators. We also face significant competition from owners and managers of other industrial properties in leasing space in our properties to prospective tenants and in re-leasing space to existing tenants. The investors, operators, owners and managers with whom we compete may be national, regional, or local, public or private, and may have different availabilities and costs of capital and return requirements.

Operating Segments

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment. See Note 2 in the accompanying Notes to Consolidated Financial Statements under “Segment Reporting.”

Corporate Responsibility Program

We maintain a corporate responsibility program that incorporates sustainability, environmental, social and governance initiatives, into our overall business, investment, and asset management strategies. We are also committed to reporting of our sustainability initiatives. Since December 2021, we have published an annual sustainability report that includes information regarding our sustainability policies and programs, historic results, and performance targets, including our long-term greenhouse gas reduction goal as approved by the Science-Based Targets Initiative (SBTi). In addition, annually we participate in the public disclosure rating process of the Global Real Estate Sustainability Benchmark, which is an entity that provides a ranking system to evaluate and compare sustainability practices in the real estate industry.

Additional information regarding our corporate responsibility program will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. Our most recent annual sustainability report is available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website, including our sustainability report, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission (“SEC”).

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
•We are committed to compensating our employees well and at competitive industry rates while, at the same time, monitoring our compensation programs to ensure that we are continuously attracting and retaining top talent. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life, and short-term disability insurance, with premiums entirely paid by the Company. We also offer flexible spending accounts for medical expenses, programs to pay commuting and office parking costs or dependent care costs with pre-tax income, and competitive vacation and leave policies, including paid holidays, personal time off, and parental and other leave benefits.
•We seek to foster a corporate culture where our stakeholders, including our employees, engage in, and collaborate to extend resources towards community development. In furtherance of this commitment, we partner with, and support, local charitable organizations that we believe are contributing to the growth and development of the community, particularly organizations assisting at-risk youth. Through our partnerships with these organizations, in recent years, our employees have committed significant time and resources to support children and young adults, including through personal donations, fundraising, and volunteer work.

As of December 31, 2025, we had 93 employees, none represented by a labor union.

Additional information regarding our human capital programs and initiatives will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is currently available under the “Corporate Responsibility” section of our website at www.stagindustrial.com. However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

Our Corporate Structure

STAG Industrial, Inc. was incorporated in Maryland on July 21, 2010. Shares of our common stock are publicly traded on the NYSE New York Stock Exchange (“NYSE”) under the symbol “STAG.”

Our Operating Partnership was formed as a Delaware limited partnership on December 21, 2009. We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2025, we owned approximately 98.1% of the common units of limited partnership interest in our Operating Partnership (“common units”), and our current and former executive officers, directors, employees and their affiliates, and third parties owned the remaining 1.9%. The common units are not publicly traded, but each common unit receives the same distribution as a share of our common stock, the value of each common unit is tied to the value of a share of our common stock, and each common unit, after one year, generally may be redeemed (that is, exchanged) for cash in an amount equivalent to the value of a share of our common stock or, if we choose, for a share of common stock on a one-for-one basis. When redeeming common units for cash, the value of a share of our common stock is calculated as the average common stock closing price on the NYSE for the 10 trading days immediately preceding the redemption notice date.

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

The following is a simplified diagram of our UPREIT structure at December 31, 2025.

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
(the "Operating Partnership")
Property subsidiaries

Additional Information
Our principal executive offices are located at One Federal Street, 23rd Floor, Boston, Massachusetts 02110. Our telephone number is (617) 574-4777.
Our website is www.stagindustrial.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.stagindustrial.com. Also posted on our website, and available in print upon request, are charters of each independent committee of our board of directors, our code of business conduct and ethics and our corporate governance guidelines. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

Inflation adversely affects our financing costs (either through near-term borrowings on our variable rate debt, including our unsecured credit facility, or refinancing of existing debt at higher interest rates), and our general and administrative expenses and property operating expenses, as these costs and expenses could increase at a rate higher than our revenue. To the extent our exposure to interest rates is not eliminated through interest rate swaps or other agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our properties, the market price of our common stock, our ability to raise equity capital on favorable terms, and our future business plans and growth. In addition, our access to funding sources and other credit arrangements could be significantly impaired by factors that affect us, the financial services industry or economy in general, including, among others, liquidity constraints or failures, the ability to perform obligations under financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for the financial services industry.

Trade policies, tariffs and related government actions may cause a decline in economic activity and have a material adverse impact on our business.

The U.S. government indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. During 2025, new tariffs were imposed in the United States for imports from a broad range of countries and on certain materials. Several countries also implemented or proposed retaliatory tariffs on imports from the United States and introduced additional trade barriers. Further governmental actions related to the imposition of tariffs or other trade barriers by the United States or foreign countries or changes to international trade agreements or policies, or uncertainty related to any such actions, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions. Such action, changes or uncertainty could also increase the costs and decrease margins on our development or expansion projects. Any of these impacts could have a material adverse effect on the businesses of our current and future tenants as well as on our business, financial condition and results of operations.

Our investments are in the industrial real estate sector, and we would be adversely affected by an economic downturn in that sector.

As of December 31, 2025, all our buildings were industrial properties. This concentration exposes us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were diversified across other sectors of the real estate industry.

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

We have owned many of our properties for a limited time, and we may not be aware of their characteristics or deficiencies.

Of the properties in our portfolio at December 31, 2025, 159 buildings totaling approximately 29.3 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot assure you that the operating performance of the properties will not decline under our management.

Our growth depends, in part, upon acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms and acquisitions may not perform as we expect.

The acquisition of properties entails various risks, including the risk that our investments may not perform as we expect. Our ability to continue to acquire properties in our pipeline may be constrained by numerous factors, including our ability to negotiate and execute a mutually-acceptable definitive purchase and sale agreement, our completion of satisfactory due diligence and the satisfaction of customary closing conditions, including the receipt of third-party consents and approvals. Further, we face competition for attractive investment opportunities from other well-capitalized investors, including other public REITs, private equity investors and other institutional investment funds that may have greater financial resources and a greater ability to borrow funds to acquire properties, the ability to offer more attractive terms to prospective tenants and the willingness to accept greater risk or lower returns than we can prudently manage. This competition may increase the demand for our target properties and, therefore, reduce the number of, or increase the price for, suitable acquisition opportunities, all of which could materially and adversely affect us. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. In addition, we expect to finance future acquisitions through a combination of borrowings, proceeds from equity or debt securities offerings by us or our Operating Partnership and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows.

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

Our operating results, cash flows, cash available for distribution, and the market price of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties. As of December 31, 2025, leases with respect to approximately 21.8% (excluding month-to-month leases) of our total annualized base rental revenue will expire before December 31, 2027. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at base rental rates equal to or above the current market rental rates. In addition, our ability to release space at attractive rental rates will depend on (i) whether the property is specifically suited to the particular needs of a tenant, and (ii) the number of vacant or partially vacant industrial properties in a market or sub-market. In connection with a vacancy at one of our properties, we may face difficulty obtaining, or be unable to obtain, a new tenant for the vacant space. If the vacancy continues for an extended period of time, we may suffer reduced revenue resulting in less cash available for distribution to stockholders and the resale value of the property could be diminished.

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

Any future public health crisis, pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, operating results, financial condition and cash flows due to, among other factors: (i) government authorities requiring the closure of offices or other businesses or instituting quarantines; (ii) disruption in global supply and delivery chains; (iii) a general decline in business activity and demand for real estate; (iv) repurposing or redevelopment of defunct retail properties into industrial properties; (v) reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; (vi) difficulty accessing debt and equity capital on attractive terms, or at all; and (vii) the potential negative impact on the health of our personnel or our ability to recruit and retain key employees.

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

Our bylaws contain exclusive forum provisions for certain types of actions, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, any state court of competent jurisdiction in the State of Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws, (ii) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), and any action or proceeding asserting any Internal Corporate Claim, including, without limitation, (a) any claim based on an alleged breach of any duty owed by any of our directors, officers, employees or agents to us or to our stockholders, or (b) any claim against us or any of our directors, officers, employees, or agents arising pursuant to any provision of the MGCL or our charter or bylaws, or (iii) any other action asserting a claim against us or any of our directors, officers, employees, or agents that is governed by the internal affairs doctrine. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more favorable for disputes against us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents.

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

Our board of directors may create and issue a class or series of preferred stock without stockholder approval. Our board of directors may amend our charter, without stockholder approval, to (i) increase or decrease the aggregate number of shares of stock of any class or series, (ii) designate and issue from time to time one or more classes or series of preferred stock, (iii) classify or reclassify any unissued shares of stock, and (iv) determine the relative rights, preferences and privileges of any class or series of preferred stock. The issuance of preferred stock could have the effect of delaying or preventing a transaction or a change of control that might be in the best interests of stockholders.

Certain provisions in the Operating Partnership agreement may delay or prevent a change of control. Provisions in the Operating Partnership agreement could discourage third parties from making proposals involving an unsolicited acquisition or change of control transaction, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights, transfer restrictionss, the ability of the general partner to amend certain provisions in the Operating Partnership agreement without the consent of limited partners and the right of limited partners to consent to certain mergers and transfers of the general partnership interest. In addition, any potential change of control transaction may be further limited as a result of provisions related to the limited partnership interests designated as “LTIP Units” in our Operating

Partnership (“LTIP units”) granted under the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”), which require us to preserve the rights of LTIP unit holders and may restrict us from amending the Operating Partnership agreement in a manner that would have an adverse effect on the rights of LTIP unit holders.

Certain provisions of Maryland law could delay or prevent a change in control. Title 8, Subtitle 3 of the MGCL, permits our board of directors, without stockholder approval, to implement certain takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions and other provisions of Maryland law may have the effect of inhibiting a third party from making an acquisition proposal or delaying or preventing a change of control under circumstances that might be in the best interest of stockholders.

Our board of directors can take many actions without stockholder approval.

The authority of our board of directors to oversee our operations and determine major corporate policies includes significant flexibility and allows the board to take many actions, without stockholder approval, that could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets. For example, our board of directors can, among other things, (i) change our investment, financing and borrowing strategies and our policies with respect to all other activities, including distributions, leasing, debt, capitalization and operations (including creditworthiness standards with respect to our tenants), (ii) subject to provisions in our charter, prevent the ownership, transfer and accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders, (iii) issue additional shares (which could dilute the ownership of existing stockholders) and increase or decrease the aggregate number of shares or the number of shares of any class or series or classify or reclassify any unissued shares, without obtaining stockholder approval, and (iv) determine that it is no longer in our best interests to continue to qualify as a REIT.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. Additionally, the Operating Partnership agreement limits our liability and requires our Operating Partnership to indemnify us and our directors and officers to the maximum extent permitted by Delaware law against all claims that relate to the operations of our Operating Partnership, except for actions taken in bad faith, or with gross negligence or willful misconduct. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our fiduciary duties as sole member of the general partner of our Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.

We have fiduciary duties to the limited partners in our Operating Partnership, including members of our management team and board of directors, the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding common units will have the right to vote on certain amendments to the Operating Partnership agreement. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. Conflicts also may arise when the interests of our stockholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. As a result of unrealized built-in gain attributable to contributed properties at the time of contribution, some holders of common units, including members of our management team, may suffer more adverse tax consequences than our stockholders upon the sale or refinancing of certain properties, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

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

Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including cash available for distribution, operating results, operating expenses, financial condition, REIT distribution requirements under the Code and other factors the board deems relevant. Consequently, our distribution levels may fluctuate. In addition, to the extent that we make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. Further, if we borrow funds to make distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The number of shares of our common stock available for future sale, and future offerings of debt or equity securities may be dilutive to existing stockholders and adversely affect the market price of our common stock.

Our ability to execute our business strategy depends on our access to an appropriate blend of equity and debt financing. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including shares under our at-the-market (“ATM”) common stock offering program. Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the vesting of equity awards under the 2011 Plan, the issuance of common stock or common units in connection with acquisitions, and other equity issuances may dilute the holdings of our existing stockholders or reduce the market prices of our securities. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In addition, we may attempt to increase our capital resources by issuing preferred stock or debt securities (including commercial paper, medium-term notes and senior or subordinated notes). Any future issuances of preferred stock will rank senior to our common stock with respect to distributions and liquidation rights, which could limit our ability to make distributions to holders of common stock. In addition, upon liquidation, holders of debt securities would receive a distribution of our available assets prior to any distribution to the holders of common stock. We cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market prices of our securities and diluting their proportionate ownership.

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

In the event that we elect to settle any forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would generally be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract” as defined in the Code. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from a forward sale agreement or the Internal Revenue Service (“IRS”) otherwise re-characterizes the tax treatment of the forward sale agreement in a manner that results in the recognition of income by us, we may not be able to satisfy the gross income requirements applicable to REITs under the Code, may not be able to rely upon certain relief provisions and could lose our REIT status under the Code. Even if relief provisions apply, we would be subject to a tax based on the amount of non-qualifying income.

General Real Estate Risks

Our performance is subject to general economic conditions and risks associated with our real estate assets.

Our investment returns depend on the amount of income earned and capital appreciation generated by our properties, as well as the expenses incurred in connection with our properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by, among other things:
•a global economic crisis or other period of economic slowdown or recession that results in increased budget deficits and weakened financial condition of international, national and local governments, which may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, declining demand for real estate, defaults on debt obligations or other adverse economic events, or the public perception that any of these events may occur;
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
•unanticipated changes in costs associated with environmental conditions or retained liabilities for such conditions;
•periods of high interest rates and tight money supply;
•future terrorist attacks that result in a decline in economic activity, which could reduce the value of our properties, and may adversely affect our tenants’ business and their ability to continue to honor their existing lease; and
•disruptions in the global supply chain caused by political, regulatory or other factors, including geopolitical developments outside the United States.

In addition, our investments could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances, such as the ongoing conflict between Ukraine and Russia, disruption in the Middle East and instability in Venezuela, the possibility of such conflicts widening and their impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, such circumstances may exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments.

We are subject to risks associated with development of real estate.

We engage in development of new industrial properties, as well as redevelopment and expansion of existing properties, which involve risks in addition to the general risks associated with real estate assets, including delays or failure to obtain required zoning, land use, building, occupancy, entitlement or other governmental approvals; construction delays and cost overruns due to labor, materials, supply chain or other issues; nonperformance, insolvency or disputes involving development partners, general contractors or subcontractors; misjudging tenant demand, achievable rental rates, competitive supply or other local market conditions; lower‑than‑expected lease‑up, rents or occupancy; design or construction defects leading to remediation costs, liability or code noncompliance; extended periods of limited or negative cash flow before stabilization; and the need to fund additional costs from corporate cash or debt, reducing funds available for other purposes and distributions.

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

While we typically obtain a preliminary Phase I environmental site assessment before acquiring a property, this assessment does not include soil sampling or subsurface investigations and typically does not include an asbestos survey. We may acquire properties with known adverse environmental conditions and/or material environmental conditions, liabilities or compliance concerns may arise after the assessment has been completed. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

We are exposed to the potential impacts of future climate change and climate change-related risks.

If the frequency of extreme weather events, such as severe storms, floods or wildfires, increases due to climate change, our exposure to these events could increase. In addition, in connection with any development, redevelopment or renovation project, we may be harmed by potential changes to the supply chain or stricter energy efficiency standards. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for industrial space and our inability to operate our buildings. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of energy, building materials and snow removal. In addition, compliance with new laws or regulations relating to climate change, including “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting their financial condition and ability to meet their obligations and to lease or re-lease our properties.

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

We expect to hold our properties until a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of any property on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. Due to the uncertainty of market conditions, we cannot assure you that we will be able to sell our properties at a profit. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our investments will be dependent upon fluctuating market conditions. Furthermore, we cannot assure you that we will have the funds required to correct defects or to make improvements before a property can be sold.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We currently have and may in the future selectively acquire, own and/or develop properties through partnerships, joint ventures or other co-investment entities with third parties when we deem such transactions are warranted by the circumstances. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity and would be subject to risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund required capital contributions. Partners may have economic or other business interests that are inconsistent with our objectives, take actions contrary to our policies, or have other conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. In addition, prior consent of the partner may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest. Under certain circumstances, we may be liable for the actions of our third-party partners. Joint ventures may be subject to debt and, in volatile credit markets, the refinancing of such debt may require equity capital calls.

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

As of December 31, 2025, we had total outstanding debt of approximately $3.3 billion, including approximately $262.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay on outstanding debt reduces our cash available for distribution. Since we have incurred and may continue to incur variable rate debt, increases in interest rates by the Federal Reserve or changes in the Term SOFR (as defined below) would raise our interest costs, which reduces our cash flows and our ability to make distributions. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition and cash flows would be adversely affected, and we may lose the properties securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

Our loan covenants could limit our flexibility and adversely affect our financial condition and ability to make distributions.

Our existing mortgage note and unsecured loan agreements require us to comply with certain financial and other covenants, including loan-to-value, debt service coverage, leverage and fixed charge coverage ratios and, in the case of an event of default, limitations on distributions. In addition, our existing unsecured loan agreements contain, and future agreements may contain, cross-default provisions which are triggered in the event that other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the facilities in addition to any other debt that is in default. Future indebtedness may contain financial or other covenants more restrictive than those in our existing loan agreements. In addition, we are a holding company and conduct substantially all of our business through our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay dividends and meet our debt service and other obligations. The ability of our Operating Partnership to make distributions to us depends on the operating results of our Operating Partnership and the terms of any loans that encumber our properties. Such loans may contain lock box arrangements, reserve requirements, financial covenants, and other provisions that restrict the distribution of funds in the event of a default.

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

The credit ratings of our unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of our debt. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would incur greater borrowing costs and may encounter difficulty in obtaining additional financing, additional payments obligations, or other negative consequences under our unsecured credit facility and other debt instruments. Adverse changes in our credit ratings could harm our capital market activities, ability to manage debt maturities, future growth and acquisition activity.

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

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes. For example, (i) we will be subject to federal corporate income tax on the undistributed income to the extent that we satisfy the REIT distribution requirements but distribute less than 100% of our REIT taxable income, (ii) we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years, (iii) we will be subject to the highest corporate income tax rate if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non‑qualifying income from foreclosure property, (iv) we will be subject to a 100% “prohibited transaction” tax on our gain from an asset sale, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, unless such sale were made by our taxable REIT subsidiary (“TRS”) or if we qualify for a safe harbor, and (v) our TRS will be subject to federal, state and local income tax at regular corporate rates on any income that it earns.

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

In certain circumstances, we expect to purchase properties and lease them back to the sellers of such properties. While we intend to structure such a sale‑leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale‑leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale‑leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

We face risks associated with security breaches, cyber-attacks, and other disruptions of our IT networks and related systems. The risk of a security breach, cyber-attack or disruption has increased as the number, intensity and sophistication of attempted attacks have increased. We may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. There can be no assurance that our security measures will be effective or that attempted security breaches, cyber-attacks or disruptions would not be successful or damaging. Any failure of our IT networks and related systems could (i) disrupt the proper functioning of our networks and systems, (ii) result in misstated financial reports, violations of loan covenants or missed reporting deadlines, (iii) disrupt our ability to monitor our compliance with REIT requirements, (iv) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, (v) require significant management attention and resources, (vi) subject us to claims for breach of contract or failure to safeguard personal information or termination of leases or other agreements, or (vii) damage our reputation generally. Our use of new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, will present additional known and unknown risks, including, among others, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.

We depend on key personnel; the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. Our ability to retain our management team or to attract suitable replacements is dependent on the competitive nature of the employment market. The loss of services from key members of the management team or a limitation in their availability could be negatively perceived in the capital markets and may adversely impact our operating results, financial condition and cash flows. As of December 31, 2025, we have not obtained and do not expect to obtain key man life insurance. We also believe that our future success will depend upon our ability to hire and retain highly skilled managerial, investment, financing, operational, and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

Our compensation plans may not be tied to or correspond with our improved financial results or the market prices for our securities, which may adversely affect us.

The compensation committee of our board of directors has significant discretion in structuring our executive compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results.

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

Members of management work collaboratively to develop and implement policies, practices and procedures to protect our IT networks and related systems from cybersecurity threats and to respond appropriately and timely to any cybersecurity incidents. The members of management involved in our cybersecurity risk management include our Vice President–Information Technology, our General Counsel, our Chief Accounting Officer, our Senior Vice President–Data and Technology, and our Vice President–Financial Reporting and Accounting. Through ongoing communications from employees in each of our Data, Analytics and Technology and Information Technology departments, such members of management monitor our assessment of material cybersecurity risks, our prevention and detection of cybersecurity threats, and, if a cybersecurity incident were to occur, our mitigation and remediation of such incident.

We believe the members of our management team involved in assessing and managing material cybersecurity risks have the experience needed to perform their duties, including through education, certification, work experience or a combination thereof. For example, our Vice President–Information Technology has approximately 27 years of IT experience in various roles, the majority of which has been at publicly-reporting real estate companies. In addition, the other members of our management team identified above have from 16 years to 31 years of work experience managing risks or control environments, including experience at the Company and other professional businesses, or, as third-party advisors, helping businesses manage risks or control environments.

Item 2.  Properties
As of December 31, 2025, we owned the properties in the following table.

State	City	Number of Buildings	Total Rentable Square Feet
Alabama	Birmingham	4	362,916
	Montgomery	1	332,000
	Moody	1	595,346
	Phenix City	1	117,568

Arkansas	Bryant	1	300,160
	Rogers	1	400,000

Arizona	Avondale	1	186,643
	Chandler	1	104,352
	Gilbert	1	41,504
	Mesa	1	71,030
	Phoenix	1	80,000
	Tucson	1	129,047

California	Fresno	2	640,270
	Hollister	1	175,325
	Lodi	1	400,340
	McClellan	1	160,534
	Menifee	2	157,146
	Morgan Hill	2	107,126
	Rancho Cordova	2	106,718
	Roseville	1	114,597
	Sacramento	8	976,557
	San Diego	1	205,440
	Stockton	3	263,716
	West Sacramento	2	291,780

Colorado	Grand Junction	1	82,800
	Johnstown	1	132,194
	Longmont	1	64,750
	Loveland	2	195,674

Connecticut	East Windsor	2	271,111
	Milford	2	367,700
	North Haven	3	824,727
	Wallingford	1	105,000

State	City	Number of Buildings	Total Rentable Square Feet
Delaware	New Castle	1	485,987

Florida	Daytona Beach	1	142,857
	Fort Myers	1	260,620
	Gibsonton	2	298,466
	Jacksonville	5	1,256,750
	Lake Worth	3	199,916
	Lakeland	1	215,280
	Orlando	2	370,900
	Tampa	1	78,560
	West Palm Beach	1	112,353

Georgia	Atlanta	1	175,532
	Augusta	1	203,726
	Buford	1	103,720
	Dallas	1	92,807
	Forest Park	1	373,900
	LaGrange	1	323,368
	Lithonia	1	210,858
	Norcross	1	152,036
	Savannah	1	504,300
	Smyrna	1	102,150
	Statham	1	225,692
	Stone Mountain	1	78,000

Iowa	Ankeny	2	400,968
	Council Bluffs	1	90,000
	Des Moines	2	301,381
	Marion	1	95,500

Idaho	Idaho Falls	1	78,690

Illinois	Aurora	1	130,000
	Bartlett	1	207,575
	Batavia	3	261,318
	Belvidere	3	536,960
	Buffalo Grove	2	231,964
	Carol Stream	1	89,381
	Cary	1	79,049
	Crystal Lake	4	506,096
	Elgin	8	1,372,401
	Elmhurst	1	72,499
	Gurnee	1	338,740
	Harvard	1	126,304
	Hodgkins	2	518,109
	Itasca	3	311,355
	Lisle	1	105,925
	Machesney Park	1	80,000
	McHenry	2	169,311
	Monee	1	621,246
	Montgomery	1	584,301
	New Lenox	3	506,536
	Saint Charles	1	102,000
	Sauk Village	1	375,785
	Schaumburg	1	67,817
	St. Charles	1	115,491
	Vernon Hills	1	95,486
	Waukegan	1	131,252
	West Chicago	7	955,432
	West Dundee	1	154,475
	Wood Dale	1	137,607

State	City	Number of Buildings	Total Rentable Square Feet

Indiana	Elkhart	2	170,100
	Fort Wayne	1	108,800
	Goshen	1	366,000
	Greenwood	1	154,440
	Indianapolis	1	78,600
	Jeffersonville	2	1,155,832
	Lafayette	3	466,400
	Lebanon	3	2,230,323
	Marion	1	249,920
	Portage	2	786,249
	South Bend	1	225,000
	Whitestown	1	258,000
	Yoder	1	764,177

Kansas	Edwardsville	1	270,869
	Lenexa	3	581,059
	Olathe	2	725,839
	Wichita	3	248,550

Kentucky	Bardstown	1	102,318
	Danville	1	757,047
	Erlanger	1	108,620
	Florence	2	641,136
	Hebron	1	109,000

Louisiana	Baton Rouge	3	533,230
	Shreveport	1	420,259

Massachusetts	Andover	1	60,000
	Hudson	1	128,000
	Lawrence	1	91,333
	Malden	2	109,943
	Middleborough	1	80,100
	Norton	1	200,000
	South Easton	1	86,000
	Sterling	1	119,056
	Stoughton	2	258,213
	Westborough	1	121,700
	Wilmington	1	42,919
	Woburn	2	96,219

Maryland	Elkridge	1	167,223
	Hagerstown	3	1,424,620
	Hampstead	1	1,035,249
	Hunt Valley	1	46,867
	White Marsh	1	103,564

Maine	Biddeford	2	265,126
	Gardiner	1	265,000
	Portland	1	100,600

Michigan	Belleville	1	160,464
	Canton	1	491,049
	Chesterfield	4	478,803
	Grand Rapids	4	656,262
	Holland	1	195,000
	Kentwood	3	455,177
	Lansing	4	770,425
	Livonia	2	285,306
	Marshall	1	57,025

State	City	Number of Buildings	Total Rentable Square Feet
	Novi	3	685,010
	Plymouth	1	125,214
	Redford	1	138,912
	Romulus	2	578,260
	Sterling Heights	1	108,000
	Walker	1	210,000
	Warren	4	981,540
	Wixom	1	126,720
	Zeeland	1	230,200

Minnesota	Blaine	1	248,816
	Bloomington	1	145,351
	Brooklyn Park	2	326,720
	Carlos	1	196,270
	Eagan	1	276,550
	Inver Grove Height	1	80,655
	Lakeville	1	360,000
	Maple Grove	2	207,875
	Mendota Heights	2	183,279
	New Hope	1	107,348
	Newport	1	83,000
	Oakdale	2	210,044
	Plymouth	3	357,085
	Savage	1	244,050
	Shakopee	3	458,189
	South Saint Paul	1	422,727
	St. Paul	1	316,636

Missouri	Berkeley	1	121,223
	Earth City	1	116,783
	Fenton	1	127,464
	Hazelwood	1	305,550
	Kansas City	5	1,930,281
	O'Fallon	2	186,854

Mississippi	Southaven	1	556,600

North Carolina	Catawba	1	137,785
	Charlotte	4	330,629
	Durham	2	420,800
	Garner	1	150,000
	Greensboro	2	261,909
	Huntersville	1	185,570
	Lexington	1	201,800
	Mebane	3	813,133
	Mocksville	1	129,600
	Mooresville	2	799,200
	Mountain Home	1	146,014
	Newton	1	217,200
	Pineville	1	75,400
	Rural Hall	1	250,000
	Salisbury	1	288,000
	Smithfield	1	307,845
	Troutman	1	301,000
	Winston-Salem	1	385,000
	Youngsville	1	365,000

Nebraska	Bellevue	1	370,000
	La Vista	1	178,368
	Omaha	5	464,558

State	City	Number of Buildings	Total Rentable Square Feet
New Hampshire	Londonderry	1	125,060

New Jersey	Branchburg	1	113,973
	Burlington	2	756,990
	Franklin Township	1	183,000
	Lumberton	1	120,000
	Moorestown	3	257,061
	Mt. Laurel	1	112,294
	Piscataway	1	101,381
	Swedesboro	1	123,962
	Westampton	1	189,434

New Mexico	Santa Teresa	1	92,325

Nevada	Fernley	1	183,435
	Las Vegas	2	157,388
	Paradise	2	80,422
	Reno	1	87,264
	Sparks	2	326,986

New York	Buffalo	1	117,000
	Cheektowaga	1	121,760
	Gloversville	3	211,554
	Johnstown	3	159,427
	Rochester	2	252,860
	Ronkonkoma	1	64,224

Ohio	Bedford Heights	1	173,034
	Boardman	1	176,930
	Canal Winchester	3	964,472
	Columbus	4	1,486,596
	Dayton	1	205,761
	Etna	1	1,232,149
	Fairborn	1	259,369
	Fairfield	2	364,948
	Gahanna	1	385,919
	Groveport	1	320,657
	Hilliard	1	237,500
	Macedonia	2	338,297
	Maple Heights	1	170,000
	Mason	1	116,200
	North Jackson	2	518,758
	Oakwood Village	1	75,000
	Salem	1	271,000
	Sharonville	1	215,670
	Streetsboro	1	343,416
	Strongsville	2	341,561
	Toledo	1	177,500
	Twinsburg	2	467,689
	Union	1	524,160
	West Chester	2	967,368
	West Jefferson	1	857,390

Oklahoma	Oklahoma City	2	303,740
	Tulsa	2	309,600

Oregon	Beaverton	2	121,426
	North Plains	1	201,750
	Salem	2	155,900
	Sherwood	1	99,136
	Wilsonville	1	78,000

State	City	Number of Buildings	Total Rentable Square Feet

Pennsylvania	Allentown	3	454,784
	Burgettstown	1	455,000
	Charleroi	1	119,161
	Clinton	7	1,532,414
	Croydon	1	101,869
	Elizabethtown	1	206,236
	Export	1	138,270
	Hazleton	1	589,580
	Imperial	1	315,634
	Kulpsville	1	152,625
	Lancaster	1	240,528
	Langhorne	4	464,474
	Lebanon	1	211,358
	Mechanicsburg	3	747,256
	Muhlenberg Township	1	392,107
	New Galilee	1	410,389
	New Kensington	1	200,500
	New Kingstown	1	330,000
	O'Hara Township	1	887,084
	Reading	1	248,000
	Warrendale	1	179,394
	York	5	1,306,834

South Carolina	Columbia	1	185,600
	Duncan	3	996,841
	Fountain Inn	3	700,343
	Gaffney	1	226,968
	Goose Creek	1	500,355
	Greer	8	1,372,344
	Laurens	1	125,000
	Piedmont	7	1,387,556
	Rock Hill	2	590,520
	Simpsonville	3	1,138,494
	Spartanburg	10	1,782,945
	Summerville	1	88,583
	Wellford	2	466,663
	West Columbia	7	1,628,028

Tennessee	Chattanooga	3	646,200
	Cleveland	1	151,704
	Clinton	1	166,000
	Jackson	1	267,391
	Knoxville	3	441,310
	Lebanon	3	704,195
	Loudon	1	104,074
	Madison	1	418,406
	Mascot	2	321,120
	Memphis	2	1,331,075
	Murfreesboro	3	311,873
	Nashville	1	154,485
	Vonore	1	342,700

Texas	Arlington	2	290,324
	Cedar Hill	1	420,000
	Conroe	1	252,662
	El Paso	12	2,417,131
	Garland	1	253,900
	Grapevine	2	202,140
	Houston	10	1,412,121
	Humble	2	751,450

State	City	Number of Buildings	Total Rentable Square Feet
	Irving	1	120,900
	Katy	2	244,916
	Laredo	2	462,658
	McAllen	1	301,200
	Mission	1	270,084
	Rockwall	1	389,546
	Socorro	1	254,103
	Stafford	1	68,300
	Waco	1	66,400

Utah	Salt Lake City	1	172,847

Virginia	Chester	1	100,000
	Fredericksburg	1	140,555
	Harrisonburg	1	357,673
	Independence	1	120,000
	N. Chesterfield	1	109,520
	Norfolk	1	102,512
	Richmond	1	78,128

Washington	Ridgefield	1	141,400

Wisconsin	Appleton	1	152,000
	Caledonia	1	53,680
	Cudahy	1	128,000
	De Pere	1	200,000
	DeForest	1	262,521
	Delavan	2	146,400
	East Troy	1	149,624
	Elkhorn	1	78,540
	Franklin	1	156,482
	Germantown	4	520,163
	Hartland	1	121,050
	Hudson	1	139,875
	Janesville	1	700,000
	Kenosha	1	175,052
	Madison	2	283,000
	Mayville	1	339,179
	Mukwonago	2	340,638
	Muskego	1	81,230
	New Berlin	3	591,035
	Oak Creek	2	232,144
	Pewaukee	2	288,201
	Pleasant Prairie	1	105,637
	Sun Prairie	1	427,000
	Sussex	1	150,002
	West Allis	4	243,478
	Yorkville	1	98,151
	Total	601	119,974,349

Not reflected in the table above are seven buildings under development.

As of December 31, 2025, one of our 601 buildings was encumbered by mortgage indebtedness totaling approximately $4.1 million (excluding any unamortized deferred financing fees, debt issuance costs, and fair market value premiums or discounts). See Note 4 in the accompanying Notes to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of December 31, 2025.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.6%
Greenville, SC	5.6%
Minneapolis, MN	4.2%
Pittsburgh, PA	3.8%
Columbus, OH	3.7%
Detroit, MI	3.6%
South Central, PA	3.2%
Philadelphia, PA	2.9%
Boston, MA	2.5%
Houston, TX	2.4%
Kansas City, MO	2.4%
El Paso, TX	2.4%
Milwaukee, WI	2.2%
Raleigh, NC	2.1%
Sacramento, CA	1.9%
Charlotte, NC	1.9%
Indianapolis, IN	1.8%
Cleveland, OH	1.8%
Cincinnati, OH	1.7%
Nashville, TN	1.4%
Total	60.1%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of December 31, 2025.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.4%
Containers & Packaging	7.2%
Machinery	6.5%
Automobile Components	5.9%
Commercial Services & Supplies	5.7%
Trading Companies & Distribution (Industrial Goods)	5.2%
Distributors (Consumer Goods)	4.7%
Building Products	4.1%
Consumer Staples Distribution	3.6%
Broadline Retail	3.4%
Specialty Retail	3.0%
Household Durables	2.8%
Media	2.7%
Electrical Equipment	2.6%
Beverages	2.4%
Food Products	2.4%
Electronic Equip, Instruments	2.4%
Ground Transportation	1.9%
Chemicals	1.9%
Construction & Engineering	1.8%
Total	81.6%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of December 31, 2025.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.8%
Schneider Electric USA, Inc.	3	1.0%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.8%
International Paper Company	4	0.8%
DSV Solutions, LLC	4	0.8%
CHEP USA	6	0.7%
KUEHNE+NAGEL INC.	1	0.7%
Tempur Sealy International Inc	2	0.7%
The Coca-Cola Company	3	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.7%
DHL Supply Chain	5	0.6%
Penguin Random House LLC	1	0.6%
Penske Truck Leasing Co. LP	3	0.6%
Kenco Logistic Services, LLC	3	0.6%
FedEx Corporation	4	0.6%
WestRock Company	6	0.6%
Lippert Component Manufacturing	4	0.6%
Carolina Beverage Group	3	0.6%
Total	74	16.1%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Scheduled Lease Expirations

As of December 31, 2025, our Weighted Average Lease Term was approximately 4.3 years. The following table summarizes lease expirations for leases in place as of December 31, 2025, plus available space, for each of the ten calendar years beginning with 2026 and thereafter in our portfolio.

Lease Expiration Year(1)	Number of Leases Expiring	Total Rentable Square Feet	% of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	% of Total Annualized Base Rental Revenue
Available	—	4,363,980	—	$—	—
Month-to-month leases	1	113,973	0.1%	1,057	0.2%
2026	86	9,356,993	8.1%	56,786	8.2%
2027	130	15,950,845	13.8%	93,814	13.6%
2028	125	15,445,232	13.4%	89,713	13.0%
2029	117	18,455,188	16.0%	109,093	15.8%
2030	105	14,895,220	12.9%	95,229	13.8%
2031	94	14,681,052	12.7%	82,357	11.9%
2032	38	7,218,929	6.2%	42,991	6.2%
2033	26	4,358,720	3.8%	26,057	3.8%
2034	15	3,534,133	3.0%	25,142	3.7%
2035	23	5,950,484	5.1%	36,823	5.4%
Thereafter	20	5,649,600	4.9%	30,422	4.4%
Total	780	119,974,349	100.0%	$689,484	100.0%
(1)Leases previously scheduled to expire in 2026, totaling approximately 10.5 million square feet, have been amended to extend their lease expiration date as of December 31, 2025. These leases are excluded from 2026 expirations and are reflected in the new year of expiration.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about our equity compensation plans and other related stockholder matters is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “STAG.”

Holders of Our Common Stock

As of February 10, 2026, we had 48 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

Dividends

To maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable net income (not including net capital gains). Dividends are declared at the discretion of our board of directors and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors our board of directors may consider relevant. In January 2026, we announced a modification to our dividend policy. Beginning in 2026, ordinary dividends, if and when declared, will be declared and paid quarterly rather than monthly.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2025, the Operating Partnership issued 81,733 common units upon exchange of outstanding long term incentive plan units issued pursuant to the 2011 Plan. Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended December 31, 2025, we issued 85,504 shares of common stock upon redemption of 85,504 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended December 31, 2025, if any, have previously been disclosed in filings with the SEC.

Performance Graph
The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2020 to December 31, 2025 and assumes that $100 was invested in our common stock and in each index on December 31, 2020 and that all dividends were reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2020 with dividends reinvested

$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$100.00
$159.07
$143.06
$128.71
$111.84
$108.00
$105.40
$141.70
$133.10
$122.84
$166.40
$133.59
$127.02
$196.16
$143.90
$137.53
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
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

As of December 31, 2025, we owned 601 buildings in 41 states with approximately 120.0 million rentable square feet. We own both single- and multi-tenant properties, although the majority of our portfolio is single-tenant.

As of December 31, 2025, our buildings were approximately 96.4% leased, with no single tenant accounting for more than approximately 2.8% of our total annualized base rental revenue and no single industry accounting for more than approximately 11.4% of our total annualized base rental revenue.

We own all of our properties and conduct substantially all of our business through our Operating Partnership, which we control and manage. As of December 31, 2025, we owned approximately 98.1% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and other third parties owned the remaining 1.9%.

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio.  A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, technology (e.g., artificial intelligence), and geopolitical tensions. These factors are key drivers of financial market and economic volatility. In 2025, U.S. real gross domestic product (“GDP”) declined 0.5% in the first quarter before increasing 3.8% and 4.3% in the subsequent two quarters, respectively. Labor conditions are slowing, with unemployment rising to 4.4% as of December 2025 compared to 4.1% at the end of June 2025. In the fourth quarter of 2025, following weaker employment data, the Federal Open Market Committee lowered the federal funds rate range twice, in each instance a reduction of 25 basis points, to a target range of 3.50-3.75%. Currently, the general consensus among economists is a higher risk of recession or stagflation. While trade policies and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates, we believe we will continue to benefit from having a well-diversified portfolio across various markets, tenant industries, and lease terms. Additionally, we believe that recent moves toward more regional supply chains and geopolitical tensions have accelerated a number of trends that positively impact U.S. industrial demand. However, given the current uncertainty and events discussed above, our acquisition activity has continued to slow since 2022 relative to our historical acquisition pace.

Alternatively, demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure may accelerate trends that support stronger long term demand for industrial space, including:

•the continued growth of e-commerce (as compared to the traditional retail store distribution model) and the concomitant demand by e-commerce industry participants for well-located, functional distribution space;
•the increasing attractiveness of the United States as a manufacturing and distribution location because of the size of the U.S. consumer market, an increase in overseas labor costs, policies that promote domestic and regional manufacturing “onshoring and nearshoring,” a desire for greater supply chain resilience and redundancy which is driving higher inventory to sales ratios and greater domestic warehouse demand over the long term (i.e. the shortening and fattening of the supply chain); and

•the general quality of the transportation infrastructure in the United States.

Overall, demand across the industrial market is moderating relative to recent peaks. Vacancy and availability rates are near historical standards in many markets. The supply pipeline remains active, albeit with lower volume and more notably concentrated in build-to-suits as speculative construction remains low due to moderating demand and volatile capital markets.

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

The following table summarizes our Operating Portfolio leases that commenced during the year ended December 31, 2025. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	Straight-line Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	Straight-line Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Year ended December 31, 2025
New Leases	3,404,696	$6.45	$6.75	$3.54	30.2%	43.2%	5.5	$0.95
Renewal Leases	10,971,964	$6.09	$6.46	$1.41	22.1%	36.6%	4.8	$0.14
Total/weighted average	14,376,660	$6.17	$6.53	$1.92	24.0%	38.2%	4.9	$0.34
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

Additionally, for the year ended December 31, 2025, leases related to the Value Add Portfolio and first generation leasing, with a total of approximately 2.1 million square feet, are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8.2% of our total annualized base rental revenue will expire during the period from January 1, 2026 to December 31, 2026, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that, overall, the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period January 1, 2026 to December 31, 2026, thereby resulting in an increase in revenue from the same space.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions, and are therefore continually evaluated based upon available information and experience. The following items require significant estimation or judgment.

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

We capitalize costs directly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing with the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point we are undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of our unsecured indebtedness during the period.

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

We provide supplemental retirement benefits for eligible employees. For those employees who are retirement eligible or will become retirement eligible during the applicable vesting period, we accelerate equity-based compensation through the employee’s six-month retirement notification period or retirement eligibility date, respectively.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after January 1, 2024. On December 31, 2025, we owned 538 industrial buildings consisting of approximately 106.2 million square feet, which represents approximately 88.5% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.2% to 97.5% as of December 31, 2025 compared to 97.7% as of December 31, 2024.

Discussions of selected operating information for our same store portfolio and our total portfolio for the comparison of the years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 12, 2025.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the years ended December 31, 2025 and 2024 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the years ended December 31, 2025 and 2024 with respect to the buildings acquired and sold after January 1, 2024, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024, Value Add Portfolio buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Year ended December 31,		Year ended December 31,		Change
	2025	2024	$	%	2025	2024	2025	2024	2025	2024	$	%
Revenue
Operating revenue
Rental income	$744,601	$710,881	$33,720	4.7%	$72,253	$34,205	$26,155	$17,806	$843,009	$762,892	$80,117	10.5%
Other income	592	223	369	165.5%	510	244	1,073	4,025	2,175	4,492	(2,317)	(51.6)%
Total operating revenue	745,193	711,104	34,089	4.8%	72,763	34,449	27,228	21,831	845,184	767,384	77,800	10.1%
Expenses
Property	150,648	143,252	7,396	5.2%	14,253	8,171	6,924	3,405	171,825	154,828	16,997	11.0%
Net operating income(1)	$594,545	$567,852	$26,693	4.7%	$58,510	$26,278	$20,304	$18,426	673,359	612,556	60,803	9.9%
Other expenses
General and administrative									51,933	49,202	2,731	5.6%
Depreciation and amortization									301,797	293,077	8,720	3.0%
Loss on impairment									888	4,967	(4,079)	(82.1)%
Other expenses									1,798	2,332	(534)	(22.9)%
Total other expenses									356,416	349,578	6,838	2.0%
Total expenses									528,241	504,406	23,835	4.7%
Other income (expense)
Interest and other income									385	44	341	775.0%
Interest expense									(132,160)	(113,169)	(18,991)	16.8%
Debt extinguishment and modification expenses									(1,503)	(703)	(800)	113.8%
Gain on involuntary conversion									1,855	11,843	(9,988)	(84.3)%
Gain on the sales of rental property, net									93,750	32,273	61,477	190.5%
Total other income (expense)									(37,673)	(69,712)	32,039	(46.0)%
Net income									$279,270	$193,266	$86,004	44.5%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $86.0 million or 44.5% to approximately $279.3 million for the year ended December 31, 2025 compared to approximately $193.3 million for the year ended December 31, 2024.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $33.7 million or 4.7% to approximately $744.6 million for the year ended December 31, 2025 compared to approximately $710.9 million for the year ended December 31, 2024.

Same store lease income increased approximately $29.7 million or 5.2% to approximately $605.0 million for the year ended December 31, 2025 compared to approximately $575.3 million for the year ended December 31, 2024. The increase was primarily due to an increase in rental income of approximately $36.5 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $6.4 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.4 million.

Same store other billings increased approximately $4.0 million or 2.9% to approximately $139.6 million for the year ended December 31, 2025 compared to approximately $135.6 million for the year ended December 31, 2024. The increase was attributable to an increase of approximately $3.3 million in expense reimbursements which was primarily due to an increase in corresponding expenses, as well as an increase in real estate tax reimbursements of approximately $0.7 million due to an increase in real estate taxes levied by the taxing authority and vacancy of previously occupied buildings.

Same Store Operating Expenses

Same store operating expenses consists primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store portfolio operating expenses to net income, see the table above.

Total same store operating expenses increased approximately $7.4 million or 5.2% to approximately $150.6 million for the year ended December 31, 2025 compared to approximately $143.3 million for the year ended December 31, 2024. This increase was due to increases in, repairs and maintenance, real estate tax expense, snow removal expense, utility expense, and other expenses of approximately $2.6 million, $2.4 million, $1.4 million, $0.6 million, and $0.9 million, respectively. These increases were partially offset by a reduction of insurance expense of approximately $0.6 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2024, we acquired 43 buildings consisting of approximately 9.4 million square feet (excluding two buildings that were included in the Value Add Portfolio at December 31, 2025 or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2024), and sold 21 buildings consisting of approximately 3.8 million square feet. For the years ended December 31, 2025 and December 31, 2024, the buildings acquired after January 1, 2024 contributed approximately $54.1 million and $16.5 million to NOI, respectively. For the years ended December 31, 2025 and December 31, 2024, the buildings sold after January 1, 2024 contributed approximately $4.4 million and $9.8 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $15.8 million and $13.0 million to NOI for the years ended December 31, 2025 and December 31, 2024, respectively. Additionally, there was approximately $4.5 million and $5.4 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the years ended December 31, 2025 and December 31, 2024, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $6.8 million or 2.0% for the year ended December 31, 2025 to approximately $356.4 million compared to approximately $349.6 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in depreciation and amortization of approximately $8.7 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after December 31, 2024. Additionally, there was an increase in general and administrative expenses by approximately $2.7 million, primarily due to increases in compensation and other payroll costs. These increases were partially offset by a reduction in loss on impairment of approximately $4.1 million from the year ended December 31, 2025 compared to the year ended December 31, 2024, as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements.

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

Total other expense decreased approximately $32.0 million or 46.0% to approximately $37.7 million for the year ended December 31, 2025 compared to approximately $69.7 million for the year ended December 31, 2024. The decrease was primarily a result of an increase in the gain on the sales of rental property, net of approximately $61.5 million. This was partially offset by an increase in interest expense of approximately $19.0 million which was primarily attributable to the issuance of $450.0 million of unsecured notes on May 28, 2024 and the issuance of $550.0 million of unsecured notes on June 25, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. Additionally, there was a decrease in gain on involuntary conversion of approximately $10.0 million as discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements and an increase in debt extinguishment and modification expenses of approximately $0.8 million related to the amendment to the $300.0 million Unsecured Term Loan G on September 15, 2025, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

	Year ended December 31,
Reconciliation of Net Income to FFO (in thousands)	2025	2024	2023
Net income	$279,270	$193,266	$197,201
Rental property depreciation and amortization	301,449	292,781	278,216
Loss on impairment	888	4,967	—
Gain on the sales of rental property, net	(93,750)	(32,273)	(54,100)
FFO	$487,857	$458,741	$421,317
Amount allocated to restricted shares of common stock and unvested units	(529)	(533)	(546)
FFO attributable to common stockholders and unit holders	$487,328	$458,208	$420,771
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

The following table summarizes a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Year ended December 31,
Reconciliation of Net Income to NOI (in thousands)	2025	2024	2023
Net income	$279,270	$193,266	$197,201
General and administrative	51,933	49,202	47,491
Depreciation and amortization	301,797	293,077	278,447
Interest and other income	(385)	(44)	(68)
Interest expense	132,160	113,169	94,575
Loss on impairment	888	4,967	—
Gain on involuntary conversion	(1,855)	(11,843)	—
Debt extinguishment and modification expenses	1,503	703	—
Other expenses	1,798	2,332	4,693
Gain on the sales of rental property, net	(93,750)	(32,273)	(54,100)
Net operating income	$673,359	$612,556	$568,239

Cash Flows
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The following table summarizes our cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024.

	Year ended December 31,		Change
Cash Flows (dollars in thousands)	2025	2024	$	%
Net cash provided by operating activities	$463,388	$460,292	$3,096	0.7%
Net cash used in investing activities	$497,302	$731,058	$(233,756)	(32.0)%
Net cash provided by financing activities	$97,404	$286,291	$(188,887)	(66.0)%

Net cash provided by operating activities increased approximately $3.1 million to approximately $463.4 million for the year ended December 31, 2025, compared to approximately $460.3 million for the year ended December 31, 2024. The increase was primarily attributable to incremental operating cash flows from property acquisitions completed after December 31, 2024, and operating performance at existing properties. These increases were partially offset by the loss of cash flows from property dispositions completed after December 31, 2024 and fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities decreased approximately $233.8 million to approximately $497.3 million for the year ended December 31, 2025, compared to approximately $731.1 million for the year ended December 31, 2024. The decrease was primarily attributable to the acquisition of rental property during the year ended December 31, 2025 of approximately $456.7 million, compared to the acquisition of rental property during the year ended December 31, 2024 of approximately $706.6 million. The decrease was also attributable to an increase in proceeds from sales of rental property, net of approximately $37.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. These decreases were partially offset by an increase in cash paid for additions of land and building and improvements related to development and other capital expenditures of approximately $54.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Net cash provided by financing activities decreased approximately $188.9 million to approximately $97.4 million for the year ended December 31, 2025, compared to approximately $286.3 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in net borrowings of approximately $154.0 million under our unsecured credit facility, a decrease in proceeds from sales of common stock, net, of approximately $10.6 million, and an increase of approximately $9.1 million in dividends and distributions paid during the year ended December 31, 2025 compared to the year ended December 31, 2024. These decreases were partially offset by a reduction in payments of loan fees and costs of approximately $7.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

As of December 31, 2025, we had total immediate liquidity of approximately $749.7 million, comprised of approximately $14.9 million of cash and cash equivalents and approximately $734.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding
The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2025.

Indebtedness (dollars in thousands)	Principal Outstanding as of December 31, 2025 (in thousands)	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$262,000	Term SOFR+0.775%	September 7, 2029	i
Total unsecured credit facility	262,000

Unsecured term loans:
Unsecured Term Loan A	150,000	2.06%	March 15, 2027	i
Unsecured Term Loan H	187,500	3.25%	January 25, 2028	i
Unsecured Term Loan I	187,500	3.41%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	4.73%	March 23, 2029	i
Unsecured Term Loan G(6)	300,000	1.70%	March 14, 2031	i
Total unsecured term loans	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,659)
Total carrying value unsecured term loans, net	1,021,341

Unsecured notes:
Series B Unsecured Notes	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000
Total unamortized deferred financing fees and debt issuance costs	(8,006)
Total carrying value unsecured notes, net	1,966,994

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,099	3.71%	October 1, 2039	ii
Total mortgage note	4,099
Unamortized fair market value discount	(119)
Total carrying value mortgage note, net	3,980
Total / weighted average interest rate(7)	$3,254,315	4.21%
(1)Interest rate as of December 31, 2025. At December 31, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Secured Overnight Financing Rate (“Daily SOFR”) was 3.688% and 3.870%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for our unsecured credit facility and unsecured term loans is based on our debt rating and leverage ratio, as defined in the respective loan agreements.
(2)Our unsecured credit facility has a stated interest rate of one-month Term SOFR plus a spread of 0.775%. Our Unsecured Term Loans A, G, H, and I have a stated interest rate of one-month Term SOFR plus a spread of 0.85%. Our Unsecured Term Loan F has a stated interest rate of Daily SOFR plus a spread of 0.85%. All our unsecured term loans have been swapped to a fixed rate, and such fixed rates inclusive of the spreads are presented in the table above. Effective February 5, 2026, our Unsecured Term Loan G was swapped to a fixed rate inclusive of the spread of 3.94%.
(3)Prepayment terms consist of (i) pre-payable with no penalty, and (ii) pre-payable with penalty.
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

The aggregate undrawn nominal commitments on our unsecured credit facility as of December 31, 2025 was approximately $734.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

On September 15, 2025, we entered into a second amended and restated term loan agreement for our Unsecured Term Loan G to (i) extend the maturity date to March 15, 2030, or such later date which may be extended pursuant to a one-year extension option exercisable by us in our discretion upon advance written notice, subject to certain conditions, including the payment of a fee, (ii) remove the 0.10% interest rate adjustment certain loans, and (iii) provide that borrowings under the Unsecured Term Loan G will, at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the loan agreement), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the loan agreement). Other than the maturity date and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

On September 15, 2025, we entered into amendments to our Unsecured Credit Facility, Unsecured Term Loan A, Unsecured Term Loan F, Unsecured Term Loan H, and Unsecured Term Loan I to remove the 0.10% interest rate adjustment for certain loans, and in the case of our Unsecured Term Loans A, H, and I, provide that borrowings under the respective term loans will, at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the respective loan agreement). Other than the interest rate provisions described above, the material terms of our Unsecured Term Loans A, F, H, and I remain unchanged.

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

The following table summarizes our debt capital structure as of December 31, 2025.

Debt Capital Structure	December 31, 2025
Total principal outstanding (in thousands)	$3,266,099
Weighted average duration (years)	4.6
% Secured debt	0.1%
% Debt maturing next 12 months	4.0%
Net Debt to Real Estate Cost Basis(1)	38.2%
(1)We define Net Debt as the outstanding principal balance of the Company’s total debt, less cash and cash equivalents and proceeds from pending reverse Section 1031 like-kind exchanges that are included in restricted cash. We define Real Estate Cost Basis as the book value of rental property and deferred leasing intangibles, exclusive of the related accumulated depreciation and amortization.

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

As of December 31, 2025, we were in compliance with the applicable financial covenants.

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

Supplemental Guarantor Information

We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including debt securities of our Operating Partnership that are guaranteed by the Company. Any such guarantees issued by the Company will be full, irrevocable, unconditional, and absolute joint and several guarantees to the holders of each series of such outstanding guaranteed debt securities. Pursuant to Rule 3-10 of Regulation S-

X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, we have not presented separate consolidated financial statements of our Operating Partnership. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have not presented summarized financial information for our Operating Partnership because the assets, liabilities, and results of operations of our Operating Partnership are not materially different than the corresponding amounts in the Company’s consolidated financial statements, and we believe the inclusion of such summarized financial information would be repetitive and would not provide incremental value to investors.

Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. The following table summarizes our ATM common stock offering program as of December 31, 2025.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000

The following tables summarize the activity for shares sold on a forward basis (including under the ATM common stock offering program) and settled during the three months and year ended December 31, 2025. We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates. From a forward sale until its settlement, the net proceeds (that is, gross sales proceeds net the sales commission) increase by an interest rate factor, a portion of which is retained by the equity distribution agent, and decrease by borrowing costs incurred and dividends paid on the borrowed shares underlying the forward sale.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at September 30, 2025	1,300,725	$47,771
New forward sale agreements	2,869,013	111,290	$38.79	$38.41	$0.38
Forward sale agreements settled(2)	(4,169,738)	(159,061)				$37.75
Outstanding at December 31, 2025	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)We physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $157.4 million during the three months ended December 31, 2025.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,169,738	159,061	$38.15	$37.77	$0.38
Forward sale agreements settled(2)	(4,169,738)	(159,061)				$37.75
Outstanding at December 31, 2025	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)We physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $157.4 million during the year ended December 31, 2025.

Noncontrolling Interests

We own all of our properties and conduct substantially all of our business through our Operating Partnership. We are the sole member of the sole general partner of our Operating Partnership. As of December 31, 2025, we owned approximately 98.1% of the common units in our Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in our Operating Partnership owned the remaining 1.9%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At December 31, 2025, we held a 97.4% interest in a joint venture that owns property in Reno, Nevada, a 94.9% interest in a joint venture that owns property in Concord, North Carolina, and a 96.3% interest in a joint venture that owns property in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of December 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of December 31, 2025, we had 17 interest rate swaps outstanding that were in an asset position of approximately $13.5 million and four interest rate swaps outstanding that were in a liability position of approximately $1.3 million, including any adjustment for nonperformance risk related to these agreements.

During the year ended December 31, 2025, we entered into four interest rate swaps with an aggregate notional value of $300.0 million which fix Daily SOFR at 3.09% effective February 5, 2026 and mature on March 15, 2030, and were designated as cash flow hedges.

As of December 31, 2025, we had approximately $1.3 billion of variable rate debt. As of December 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of December 31, 2025, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of December 31, 2025, we had no other material off-balance sheet arrangements.

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

As of December 31, 2025, we had $1.3 billion of variable rate debt. As of December 31, 2025, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $262.0 million, was fixed with interest rate swaps through maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $262.0 million on our unsecured credit facility for the year ended December 31, 2025, our interest expense would have increased by approximately $2.6 million for the year ended December 31, 2025.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this report.

Changes in Internal Controls
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the quarter ended December 31, 2025, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). Similarly, in that same time period, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2025)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on September 24, 2010)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 16, 2022)

Exhibit Number	Description of Document
10.1	Second Amended and Restated Agreement of Limited Partnership, dated as of February 15, 2023 (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on February 15, 2023)
10.2	Amended and Restated STAG Industrial, Inc. 2011 Equity Incentive Plan, effective April 30, 2018 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 1, 2018)*
10.3	Amendment to the 2011 Equity Incentive Plan, dated as of April 25, 2023 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 28, 2023)*
10.4	Form of LTIP Unit Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on April 5, 2011)*
10.5	Form of Performance Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)*
10.6	STAG Industrial Inc. Employee Retirement Vesting Program, effective January 7, 2021 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 13, 2021)*
10.7
Amended and Restated Executive Employment Agreement with William R. Crooker, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.8	Executive Employment Agreement with Matts S. Pinard, dated January 10, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 12, 2022)*
10.9	Executive Employment Agreement with Jeffrey M. Sullivan, dated October 27, 2014 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014)*
10.10
Amended and Restated Executive Employment Agreement with Michael C. Chase, effective as of July 1, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2022)*

10.11
Amended and Restated Executive Employment Agreement with Steven T. Kimball, effective as of August 1, 2025 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025)*

10.12	Form of Indemnification Agreement (incorporated by reference to the Registration Statement on Form S-11/A (File No. 333-168368) filed with the SEC on February 16, 2011)*
10.13	Registration Rights Agreement, dated April 20, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 21, 2011)
10.14
Unsecured Credit Facility: Second Amended and Restated Credit Agreement, dated as of September 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 12, 2024)

10.15
Unsecured Credit Facility: First Amendment to Second Amended and Restated Credit Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.16
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

10.18	Unsecured Term Loan F: Second Amended and Restated Term Loan Agreement, dated as of March 25, 2024 (incorporated by referenced to the Current Report on Form 8-K filed with the SEC on March 28, 2024)
10.19
Unsecured Term Loan F: First Amendment to Second Amended and Restated Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.20
Unsecured Term Loan G: Second Amended and Restated Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)

10.21	Unsecured Term Loan H: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.22	Unsecured Term Loan H: First Amendment to Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)
10.23	Unsecured Term Loan I: Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2022)
10.24	Unsecured Term Loan I: First Amendment to Term Loan Agreement dated as of September 15, 2025 (incorporated by reference to the Current Report of Form 8-K filed with the SEC on September 17, 2025)
10.25
Series A Unsecured Notes, Series B Unsecured Notes: Note Purchase Agreement, dated as of April 16, 2014 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 22, 2014)

Exhibit Number	Description of Document
10.26
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

10.30
Series C Unsecured Notes, Series D Unsecured Notes, Series E Unsecured Notes: First Amendment to Note Purchase Agreement, dated as of December 1, 2015 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.31
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

10.33
Series I Unsecured Notes, Series J Unsecured Notes: Note Purchase Agreement, dated as of July 8, 2021 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on October 28, 2021)

10.34	Series K Unsecured Notes: Note Purchase Agreement, dated as of April 28, 2022 (incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)
10.35
Series L Unsecured Notes, Series M Unsecured Notes, Series N Unsecured Notes: Note Purchase Agreement, dated as of March 13, 2024 (incorporated by reference to the Current Report on Form 8-K filed with SEC on March 18, 2024)

10.36
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
101
The following materials from STAG Industrial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

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
Dated: February 11, 2026
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

Date	Signature	Title

February 11, 2026	/s/ William R. Crooker	President, Chief Executive Officer and Director (principal executive officer)
William R. Crooker

February 11, 2026	/s/ Benjamin S. Butcher	Director
Benjamin S. Butcher

February 11, 2026	/s/ Jit Kee Chin	Director
Jit Kee Chin

February 11, 2026	/s/ Virgis W. Colbert	Director
Virgis W. Colbert

February 11, 2026	/s/ Michelle S. Dilley	Director
Michelle S. Dilley

February 11, 2026	/s/ Jeffrey D. Furber	Director
Jeffrey D. Furber

February 11, 2026	/s/ Larry T. Guillemette	Chairman of the Board
Larry T. Guillemette

February 11, 2026	/s/ Francis X. Jacoby III	Director
Francis X. Jacoby III

February 11, 2026	/s/ Christopher P. Marr	Director
Christopher P. Marr

February 11, 2026	/s/ Hans S. Weger	Director
Hans S. Weger

February 11, 2026	/s/ Vicki Lundy Wilbon	Director
Vicki Lundy Wilbon

February 11, 2026	/s/ Matts S. Pinard	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)
Matts S. Pinard

February 11, 2026	/s/ Jaclyn M. Paul	Chief Accounting Officer (principal accounting officer)
Jaclyn M. Paul

STAG INDUSTRIAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STAG Industrial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of STAG Industrial, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed property acquisitions for total consideration of $457.6 million during the year ended December 31, 2025. Management allocates the purchase price of properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships. The process for determining the allocation to these components requires estimates and assumptions, including rental rates, discount rates, exit capitalization rates, and land value per square foot.

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
February 11, 2026

We have served as the Company’s auditor since 2009.

STAG Industrial, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Rental Property:
Land	$811,569	$771,794
Buildings and improvements, net of accumulated depreciation of $1,119,931 and $1,085,866, respectively	5,593,471	5,295,120
Deferred leasing intangibles, net of accumulated amortization of $425,502 and $386,627, respectively	394,967	428,865
Total rental property, net	6,800,007	6,495,779
Cash and cash equivalents	14,910	36,284
Restricted cash	85,973	1,109
Tenant accounts receivable	156,458	136,357
Prepaid expenses and other assets	104,484	96,189
Interest rate swaps	13,529	36,466
Operating lease right-of-use assets	32,708	31,151
Total assets	$7,208,069	$6,833,335
Liabilities and Equity
Liabilities:
Unsecured credit facility	$262,000	$409,000
Unsecured term loans, net	1,021,341	1,021,848
Unsecured notes, net	1,966,994	1,594,092
Mortgage note, net	3,980	4,195
Accounts payable, accrued expenses and other liabilities	135,397	126,811
Interest rate swaps	1,310	—
Tenant prepaid rent and security deposits	59,225	56,173
Dividends and distributions payable	24,187	23,469
Deferred leasing intangibles, net of accumulated amortization of $34,098 and $31,368, respectively	25,566	33,335
Operating lease liabilities	37,040	35,304
Total liabilities	3,537,040	3,304,227
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at December 31, 2025 and December 31, 2024; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at December 31, 2025 and December 31, 2024, 191,005,261 and 186,517,523 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,910	1,865
Additional paid-in capital	4,616,888	4,449,964
Cumulative dividends in excess of earnings	(1,034,954)	(1,029,757)
Accumulated other comprehensive income	11,853	35,579
Total stockholders’ equity	3,595,697	3,457,651
Noncontrolling interest in operating partnership	71,342	69,932
Noncontrolling interest in joint ventures	3,990	1,525
Total equity	3,671,029	3,529,108
Total liabilities and equity	$7,208,069	$6,833,335

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,
	2025	2024	2023
Revenue
Rental income	$843,009	$762,892	$705,160
Other income	2,175	4,492	2,675
Total revenue	845,184	767,384	707,835
Expenses
Property	171,825	154,828	139,596
General and administrative	51,933	49,202	47,491
Depreciation and amortization	301,797	293,077	278,447
Loss on impairment	888	4,967	—
Other expenses	1,798	2,332	4,693
Total expenses	528,241	504,406	470,227
Other income (expense)
Interest and other income	385	44	68
Interest expense	(132,160)	(113,169)	(94,575)
Debt extinguishment and modification expenses	(1,503)	(703)	—
Gain on involuntary conversion	1,855	11,843	—
Gain on the sales of rental property, net	93,750	32,273	54,100
Total other income (expense)	(37,673)	(69,712)	(40,407)
Net income	279,270	193,266	197,201
Less: income attributable to noncontrolling interest in operating partnership	5,751	4,046	4,356
Net income attributable to STAG Industrial, Inc.	273,519	189,220	192,845
Less: amount allocated to participating securities	169	182	212
Net income attributable to common stockholders	$273,350	$189,038	$192,633

Weighted average common shares outstanding — basic	186,844	182,160	180,221
Weighted average common shares outstanding — diluted	187,174	182,404	180,555

Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.46	$1.04	$1.07
Net income per share attributable to common stockholders — diluted	$1.46	$1.04	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$279,270	$193,266	$197,201
Other comprehensive loss:
Loss on interest rate swaps	(24,225)	(13,919)	(21,774)
Other comprehensive loss	(24,225)	(13,919)	(21,774)
Comprehensive income	255,045	179,347	175,427
Income attributable to noncontrolling interest	(5,751)	(4,046)	(4,356)
Other comprehensive loss attributable to noncontrolling interest	499	291	481
Comprehensive income attributable to STAG Industrial, Inc.	$249,793	$175,592	$171,552

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Balance, December 31, 2022	$—	179,248,980	$1,792	$4,188,677	$(876,145)	$70,500	$3,384,824	$73,357	$—	$3,458,181
Proceeds from sales of common stock, net	—	1,967,009	20	69,436	—	—	69,456	—	—	69,456
Dividends and distributions, net ($1.47 per share/unit)	—	—	—	—	(265,337)	—	(265,337)	(2,672)	—	(268,009)
Non-cash compensation activity, net	—	102,704	1	1,748	(83)	—	1,666	9,090	—	10,756
Redemption of common units to common stock	—	372,174	4	6,997	—	—	7,001	(7,001)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	5,518	—	—	5,518	(5,518)	—	—
Other comprehensive loss	—	—	—	—	—	(21,293)	(21,293)	(481)	—	(21,774)
Net income	—	—	—	—	192,845	—	192,845	4,356	—	197,201
Balance, December 31, 2023	—	181,690,867	1,817	4,272,376	(948,720)	49,207	3,374,680	71,131	—	3,445,811
Proceeds from sales of common stock, net	—	4,308,008	43	167,176	—	—	167,219	—	—	167,219
Dividends and distributions, net ($1.48 per share/unit)	—	—	—	—	(270,021)	—	(270,021)	(5,644)	—	(275,665)
Non-cash compensation activity, net	—	78,098	1	3,724	(236)	—	3,489	7,382	—	10,871
Redemption of common units to common stock	—	440,550	4	8,157	—	—	8,161	(8,161)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(1,469)	—	—	(1,469)	1,469	—	—
Contributions from controlling interest in joint ventures	—	—	—	—	—	—	—	—	1,525	1,525
Other comprehensive loss	—	—	—	—	—	(13,628)	(13,628)	(291)	—	(13,919)
Net income	—	—	—	—	189,220	—	189,220	4,046	—	193,266
Balance, December 31, 2024	—	186,517,523	1,865	4,449,964	(1,029,757)	35,579	3,457,651	69,932	1,525	3,529,108
Proceeds from sales of common stock, net	—	4,169,738	42	156,723	—	—	156,765	—	—	156,765
Dividends and distributions, net ($1.49 per share/unit)	—	—	—	—	(278,692)	—	(278,692)	(5,998)	—	(284,690)
Non-cash compensation activity, net	—	54,993	—	2,922	(24)	—	2,898	9,438	—	12,336
Redemption of common units to common stock	—	263,007	3	4,855	—	—	4,858	(4,858)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	2,424	—	—	2,424	(2,424)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	2,465	2,465
Other comprehensive loss	—	—	—	—	—	(23,726)	(23,726)	(499)	—	(24,225)
Net income	—	—	—	—	273,519	—	273,519	5,751	—	279,270
Balance, December 31, 2025	$—	191,005,261	$1,910	$4,616,888	$(1,034,954)	$11,853	$3,595,697	$71,342	$3,990	$3,671,029

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$279,270	$193,266	$197,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,797	293,077	278,447
Loss on impairment	888	4,967	—
Gain on involuntary conversion	(1,855)	(11,843)	—
Non-cash portion of interest expense	5,421	4,506	3,905
Amortization of above and below market leases, net	(2,538)	(602)	(887)
Straight-line rent adjustments, net	(19,432)	(14,447)	(16,648)
Debt extinguishment and modification expenses	30	36	—
Gain on the sales of rental property, net	(93,750)	(32,273)	(54,100)
Non-cash compensation expense	12,719	11,740	11,486
Change in assets and liabilities:
Tenant accounts receivable	1,156	4,607	1,915
Prepaid expenses and other assets	(28,018)	(27,425)	(23,870)
Accounts payable, accrued expenses and other liabilities	4,648	22,748	(9,237)
Tenant prepaid rent and security deposits	3,052	11,935	2,880
Total adjustments	184,118	267,026	193,891
Net cash provided by operating activities	463,388	460,292	391,092
Cash flows from investing activities:
Additions of land and buildings and improvements	(204,517)	(150,445)	(107,856)
Acquisitions of land and buildings and improvements	(398,417)	(624,722)	(303,991)
Acquisitions of other assets	(167)	(243)	—
Acquisitions of operating lease right-of-use assets	(3,495)	(3,554)	—
Proceeds from sale of rental property, net	164,235	126,479	105,602
Acquisitions of tenant prepaid rent	—	—	511
Acquisition deposits, net	(350)	(450)	3,850
Acquisitions of deferred leasing intangibles	(58,086)	(81,677)	(18,462)
Acquisitions of operating lease liabilities	3,495	3,554	—
Net cash used in investing activities	(497,302)	(731,058)	(320,346)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,394,000	1,976,000	1,167,000
Repayment of unsecured credit facility	(1,541,000)	(1,969,000)	(940,000)
Proceeds from unsecured term loans	55,000	—	—
Repayment of unsecured term loans	(55,000)	—	—
Proceeds from unsecured notes	550,000	450,000	—
Repayment of unsecured notes	(175,000)	(50,000)	(100,000)
Repayment of mortgage notes	(223)	(215)	(3,503)
Payment of loan fees and costs	(4,908)	(12,456)	(270)
Dividends and distributions	(283,971)	(274,920)	(267,567)
Proceeds from sales of common stock, net	156,690	167,278	69,485
Repurchase and retirement of share-based compensation	(649)	(1,047)	(812)
Contributions from noncontrolling interest in joint ventures	2,465	651	—
Net cash provided by (used in) financing activities	97,404	286,291	(75,667)
Increase (decrease) in cash and cash equivalents and restricted cash	63,490	15,525	(4,921)
Cash and cash equivalents and restricted cash—beginning of period	37,393	21,868	26,789
Cash and cash equivalents and restricted cash—end of period	$100,883	$37,393	$21,868
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $3,612, $2,268, and $2,600 for 2025, 2024, and 2023, respectively	$127,684	$108,817	$89,979
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(780)	$(3,330)	$(66)
Acquisitions of deferred leasing intangibles	$(129)	$(357)	$(6)
Additions to building and other capital improvements from involuntary conversion	$(1,855)	$(14,810)	$—
Partial disposal due to involuntary conversion of building	$—	$—	$2,968
Investing other receivables due to involuntary conversion of building	$—	$2,968	$(2,968)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(657)	$(19,126)	$2,836
Additions to building and other capital improvements from non-cash compensation	$(266)	$(205)	$(92)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(296)	$(563)	$(30)
Contributions from noncontrolling interest in joint ventures	$—	$874	$—
Dividends and distributions accrued	$24,187	$23,469	$22,726
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2025 and 2024, the Company owned 98.1% and 98.0%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of December 31, 2025, the Company owned 601 industrial buildings in 41 states with approximately 120.0 million rentable square feet (square feet unaudited herein and throughout the Notes).

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating ASU 2024-03 to determine the impact on its financial statement disclosures.

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

The Company capitalizes costs directly related to the development, pre-development, redevelopment, or improvement of rental property. Real estate taxes, compensation costs of development personnel, insurance, interest, and other directly related costs during construction periods are capitalized as incurred, with depreciation commencing on the date the property is substantially completed. Such costs begin to be capitalized to the development projects from the point the Company is undergoing the necessary activities to get the development project ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate of the Company’s unsecured indebtedness during the period.

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

Fully depreciated or amortized tenant improvements, deferred leasing intangible assets, deferred leasing intangible liabilities, or other assets and the associated accumulated depreciation or amortization are written-off. The Company wrote-off fully depreciated or amortized tenant improvements, deferred leasing intangible assets, deferred leasing intangible liabilities, and other assets of approximately $8.1 million, $50.2 million, $5.4 million, and $134.1 million respectively, for the year ended December 31, 2025 and approximately $4.6 million, $71.1 million, $4.1 million, and $0.1 million respectively, for the year ended December 31, 2024.

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

Restricted Cash

Restricted cash may include tenant security deposits and cash held by qualified intermediaries to facilitate a like-kind exchange of real estate under Section 1031 of the Code. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows as of December 31, 2025 and 2024.

Reconciliation of cash and cash equivalents and restricted cash (in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$14,910	$36,284
Restricted cash	85,973	1,109
Total cash and cash equivalents and restricted cash	$100,883	$37,393

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

Goodwill

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill of the Company of approximately $4.9 million as of December 31, 2025 represents amounts allocated to the assembled workforce from the acquired management company, and is presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has recorded no impairments to goodwill through December 31, 2025.

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

Dividends

Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue and expense recognition, and in the estimated useful lives and basis used to compute depreciation. In addition, the Company’s distributions may include a return of capital. To the extent that the Company makes distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital may not be taxable. A return of capital has the effect of reducing the holder’s adjusted tax basis in its investment, which may or may not be taxable to the holder. In January 2026, the Company announced a modification to its dividend policy. Beginning in 2026, ordinary dividends, if and when declared, will be declared and paid quarterly rather than monthly.

The following table summarizes the tax treatment of dividends per share of common stock for federal income tax purposes during years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
	2025		2024		2023
Federal Income Tax Treatment of Dividends per Common Share	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.385009	92.4%	$1.316017	89.9%	$1.243518	83.7%
Return of capital	—	—%	0.103508	7.1%	—	—%
Unrecaptured section 1250 capital gain	0.030187	2.0%	0.043793	3.0%	0.089829	6.0%
Other capital gain	0.084101	5.6%	—	—%	0.151665	10.3%
Total(1)	$1.499297	100.0%	$1.463318	100.0%	$1.485012	100.0%
(1)The December 2022 monthly common stock dividend of $0.121667 per share was included in the stockholder’s 2023 tax year. The December 2023 monthly common stock dividend of $0.1225 per share was partially included in the stockholder’s 2023 tax year in the amount of $0.015845 per share and the remainder was included in the stockholder’s 2024 tax year. The December 2024 monthly common stock dividend of $0.123333 per share was included in the stockholder’s 2025 tax year. The December 2025 monthly common stock dividend of $0.124167 per share was partially included in the stockholder’s 2025 tax year in the amount of $0.010127 per share and the remainder will be included in the stockholder’s 2026 tax year.

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

Related-Party Transactions

The Company did not have any related-party transactions during the years ended December 31, 2025, 2024 and 2023.

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

The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries (“TRS”) for federal income tax purposes, nor will it have to comply with income, assets, or ownership restrictions inside of the TRS. Certain activities that the Company undertakes must or should be conducted by a TRS, such as performing non-customary services for its tenants and holding assets that it cannot hold directly. A TRS is subject to federal and state income taxes. The Company’s TRS did not have any activity for the years ended December 31, 2025, 2024 and 2023.

State and Local Income, Excise, and Franchise Tax

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. Taxes in the amount of approximately $1.6 million, $2.0 million and $2.0 million have been recorded in other expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.

Uncertain Tax Positions

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2025, 2024 and 2023, there were no liabilities for uncertain tax positions.

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

The chief operating decision maker of the Company, which is its Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on net income that is reported on the accompanying Consolidated Statements of Operations.

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

3. Rental Property

The following table summarizes the components of rental property, net as of December 31, 2025 and 2024.

Rental Property (in thousands)	December 31, 2025	December 31, 2024
Land	$811,569	$771,794
Buildings, net of accumulated depreciation of $855,290 and $738,348, respectively	4,785,314	4,634,634
Tenant improvements, net of accumulated depreciation of $43,997 and $42,092, respectively	45,922	44,987
Building and land improvements, net of accumulated depreciation of $220,644 and $305,426, respectively	613,864	396,883
Construction in progress	148,371	218,616
Deferred leasing intangibles, net of accumulated amortization of $425,502 and $386,627, respectively	394,967	428,865
Total rental property, net	$6,800,007	$6,495,779

Acquisitions

The following tables summarize the acquisitions of the Company during the years ended December 31, 2025 and 2024. The Company accounted for all of its acquisitions as asset acquisitions.

Year ended December 31, 2025
Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Minneapolis, MN	January 9, 2025	161,600	1	$16,537
Chicago, IL	February 27, 2025	231,964	2	26,748
Three months ended March 31, 2025		393,564	3	43,285
Louisville, KY(2)	May 7, 2025	—	—	5,497
Chicago, IL	June 12, 2025	183,200	1	18,399
Three months ended June 30, 2025		183,200	1	23,896
Houston, TX(3)	September 15, 2025	462,250	1	47,485
Dayton, OH(4)	September 23, 2025	—	—	2,944
Dayton, OH(3)	September 23, 2025	524,160	1	54,043
Three months ended September 30, 2025		986,410	2	104,472
Fresno, CA	October 27, 2025	408,198	1	49,154
Kansas City, MO	November 19, 2025	552,281	2	42,963
Nashville, TN	December 4, 2025	99,561	1	17,516
Cincinnati, OH	December 9, 2025	215,670	1	22,577
Chicago, IL	December 17, 2025	621,246	1	70,673
Raleigh, NC	December 22, 2025	340,200	1	83,043
Three months ended December 31, 2025		2,237,156	7	285,926
Year ended December 31, 2025		3,800,330	13	$457,579
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel through a consolidated joint venture.
(3) These buildings were acquired through reverse like-kind exchange agreements pursuant to Section 1031 of the Code (“Reverse 1031 Exchanges”) with a third-party intermediary. See below under “Variable Interest Entities” for additional information.
(4) The Company acquired a vacant land parcel.

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

The Company accounts for its investment in the joint ventures under the voting interest model of consolidation. See Note 2 for further discussion of this determination. See Note 7 for further discussion of the third-parties’ noncontrolling interest in the joint ventures.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the years ended December 31, 2025 and 2024 for the acquired assets and liabilities in connection with the acquisitions identified in the tables above.

	Year ended December 31, 2025		Year ended December 31, 2024
Acquired Assets and Liabilities	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition	Purchase price (in thousands)	Weighted average amortization period (years) of intangibles at acquisition
Land	$45,786	N/A	$84,965	N/A
Buildings	315,431	N/A	504,551	N/A
Tenant improvements	5,843	N/A	8,726	N/A
Building and land improvements	30,568	N/A	26,207	N/A
Construction in progress	1,569	N/A	3,603	N/A
Deferred leasing intangibles - in-place leases	40,236	7.2	60,659	6.4
Deferred leasing intangibles - tenant relationships	18,969	10.8	32,784	10.1
Deferred leasing intangibles - above market leases	—	N/A	934	2.7
Other assets	167	N/A	243	N/A
Operating lease right-of-use assets	3,495	N/A	3,554	N/A
Deferred leasing intangibles - below market leases	(990)	5.0	(12,343)	6.2
Operating lease liabilities	(3,495)	N/A	(3,554)	N/A
Total purchase price	$457,579		$710,329

Dispositions

The following table summarizes the Company’s dispositions for the years ended December 31, 2025, 2024, and 2023. All of the dispositions were sold to third parties and were accounted for under the full accrual method.

	Year ended December 31,
Sales of rental property, net (dollars in thousands)	2025	2024	2023
Number of buildings	11	10	10
Building square feet (in millions)	2.2	1.6	2.0
2025 dispositions contribution to net income(1)	$2,214	$6,338	$5,654
2024 dispositions contribution to net income(1)	$—	$(6,183)	$3,964
2023 dispositions contribution to net income(1)	$—	$—	$2,354
Proceeds from sale of rental property, net	$164,235	$126,479	$105,602
Net book value	$70,485	$94,206	$51,502
Gain on the sales of rental property, net	$93,750	$32,273	$54,100
(1) Exclusive of any loss on impairment, gain on involuntary conversion, and gain on the sales of rental property, net.

Variable Interest Entities

In conjunction with the acquisition of the Houston, Texas and Dayton, Ohio buildings noted above, the Company entered into Reverse 1031 Exchanges with a third-party intermediary, which, for a maximum of 180 days, allows the Company to defer for tax purposes gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the acquisition dates, the third-party intermediary is the legal owner of the entities that own these properties. The agreements that govern the operations of these entities provide the Company with the power to direct the activities that most significantly impact the entities’ economic performance. These entities are deemed a VIE as of December 31, 2025 because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company has determined that it is the primary beneficiary of these VIEs as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits that could be potentially significant to the VIEs. Accordingly, the Company has consolidated the entities and their operations as of the acquisition date. As of December 31, 2025, the VIEs had total assets, primarily consisting of real estate, and liabilities of approximately $100.6 million and $2.5 million, respectively.

Loss on Impairment

The following table summarizes the Company’s loss on impairment for assets held and used during the years ended December 31, 2025 and 2024. The Company did not recognize a loss on impairment during the year ended December 31, 2023.

Market(1)	Buildings	Event or Change in Circumstance Leading to Impairment Evaluation(2)		Valuation technique utilized to estimate fair value		Fair Value(3)	Loss on Impairment
						(in thousands)
Lewiston, ME	1	Change in estimated hold period	(4)	Discounted cash flows	(5)	2,831	$888
Year ended December 31, 2025							$888
Salt Lake City, UT	1	Change in estimated hold period	(6)	Discounted cash flows	(7)	21,827	$4,967
Year ended December 31, 2024							$4,967
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
(4)This property was sold during the year ended December 31, 2025.
(5)Level 3 inputs used to determine fair value for the property impaired: discount rate of 12.0% and exit capitalization rate of 10.0%.
(6)This property was sold during the year ended December 31, 2024.
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

During the year ended December 31, 2024, the approximately $3.0 million receivable from the insurance coverage was relieved and exchanged for improvements made to the building and included as a non-cash investing activity on the accompanying Consolidated Statements of Cash Flows. During the years ended December 31, 2025 and December 31, 2024, the Company recognized a gain on involuntary conversion of approximately $1.9 million and $11.8 million, respectively. The Company did not recognize a gain or loss on involuntary conversion during the year ended December 31, 2023.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$71,657	$(41,824)	$29,833	$76,232	$(39,335)	$36,897
Other intangible lease assets	748,812	(383,678)	365,134	739,260	(347,292)	391,968
Total deferred leasing intangible assets	$820,469	$(425,502)	$394,967	$815,492	$(386,627)	$428,865

Below market leases	$59,664	$(34,098)	$25,566	$64,703	$(31,368)	$33,335
Total deferred leasing intangible liabilities	$59,664	$(34,098)	$25,566	$64,703	$(31,368)	$33,335

The following table summarizes the amortization expense and the net increase to rental income for the amortization of deferred leasing intangibles during the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Deferred Leasing Intangibles Amortization (in thousands)	2025	2024	2023
Net increase to rental income related to above and below market lease amortization	$2,515	$579	$865
Amortization expense related to other intangible lease assets	$84,961	$91,254	$89,036

The following table summarizes the amortization of deferred leasing intangibles over the next five calendar years as of December 31, 2025.

Year	Amortization Expense Related to Other Intangible Lease Assets (in thousands)	Net Increase (Decrease) to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2026	$75,604	$1,508
2027	$63,067	$799
2028	$54,524	$693
2029	$46,313	$377
2030	$36,682	$(104)

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of December 31, 2025 and 2024.

Indebtedness (dollars in thousands)	December 31, 2025	December 31, 2024	Interest Rate(1)(2)	Maturity Date	Prepayment Terms(3)
Unsecured credit facility:
Unsecured Credit Facility(4)	$262,000	$409,000	Term SOFR+0.775%	September 7, 2029	i
Total unsecured credit facility	262,000	409,000

Unsecured term loans:
Unsecured Term Loan A	150,000	150,000	2.06%	March 15, 2027	i
Unsecured Term Loan H	187,500	187,500	3.25%	January 25, 2028	i
Unsecured Term Loan I	187,500	187,500	3.41%	January 25, 2028	i
Unsecured Term Loan F(5)	200,000	200,000	4.73%	March 23, 2029	i
Unsecured Term Loan G(6)	300,000	300,000	1.70%	March 14, 2031	i
Total unsecured term loans	1,025,000	1,025,000
Total unamortized deferred financing fees and debt issuance costs	(3,659)	(3,152)
Total carrying value unsecured term loans, net	1,021,341	1,021,848

Unsecured notes:
Series D Unsecured Notes	—	100,000	4.32%	February 20, 2025	ii
Series G Unsecured Notes	—	75,000	4.10%	June 13, 2025	ii
Series B Unsecured Notes	50,000	50,000	4.98%	July 1, 2026	ii
Series C Unsecured Notes	80,000	80,000	4.42%	December 30, 2026	ii
Series E Unsecured Notes	20,000	20,000	4.42%	February 20, 2027	ii
Series H Unsecured Notes	100,000	100,000	4.27%	June 13, 2028	ii
Series L Unsecured Notes	175,000	175,000	6.05%	May 28, 2029	ii
Series O Unsecured Notes	350,000	—	5.50%	June 25, 2030	ii
Series M Unsecured Notes	125,000	125,000	6.17%	May 28, 2031	ii
Series I Unsecured Notes	275,000	275,000	2.80%	September 29, 2031	ii
Series K Unsecured Notes	400,000	400,000	4.12%	June 28, 2032	ii
Series P Unsecured Notes	100,000	—	5.82%	June 25, 2033	ii
Series J Unsecured Notes	50,000	50,000	2.95%	September 28, 2033	ii
Series N Unsecured Notes	150,000	150,000	6.30%	May 28, 2034	ii
Series Q Unsecured Notes	100,000	—	5.99%	June 25, 2035	ii
Total unsecured notes	1,975,000	1,600,000
Total unamortized deferred financing fees and debt issuance costs	(8,006)	(5,908)
Total carrying value unsecured notes, net	1,966,994	1,594,092

Mortgage note (secured debt):
United of Omaha Life Insurance Company	4,099	4,322	3.71%	October 1, 2039	ii
Total mortgage note	4,099	4,322
Unamortized fair market value discount	(119)	(127)
Total carrying value mortgage note, net	3,980	4,195
Total / weighted average interest rate(7)	$3,254,315	$3,029,135	4.21%
(1)Interest rate as of December 31, 2025. At December 31, 2025, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) and Daily Secured Overnight Financing Rate (“Daily SOFR”) was 3.688% and 3.870%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The spread over the applicable rate for the Company’s unsecured credit facility and unsecured term loans is based on the Company’s debt rating and leverage ratio, as defined in the respective loan agreements.
(2)The unsecured credit facility has a stated interest rate of one-month Term SOFR plus a spread of 0.775%. The Unsecured Term Loans A, G, H, and I have a stated interest rate of one-month Term SOFR plus a spread of 0.85%. The Unsecured Term Loan F has a stated interest rate of Daily SOFR plus a spread of 0.85%. All of the unsecured term loans have been swapped to a fixed rate, and such fixed rates inclusive of the spreads are presented in the table above. Effective February 5, 2026, the Unsecured Term Loan G was swapped to a fixed rate inclusive of the spread of 3.94%.
(3)Prepayment terms consist of (i) pre-payable with no penalty, and (ii) pre-payable with penalty.
(4)The capacity of the unsecured credit facility is $1.0 billion. Deferred financing fees and debt issuance costs, net of accumulated amortization related to the unsecured credit facility of approximately $7.3 million and $10.1 million are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The initial maturity date is September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion upon advance written notice. Exercise of each six-month option is subject to the following conditions: (i) absence of a default immediately before the extension and immediately after giving effect to the extension; (ii) accuracy of representations and warranties as of the extension date (both immediately before and after the extension), as if made on the extension date; and (iii) payment of a fee. Neither extension option is subject to lender consent, assuming proper notice and satisfaction of the conditions. The Company is required to pay a facility fee on the aggregate commitment amount (currently $1.0 billion) at a rate per annum of 0.1% to 0.3%, depending on the Company’s debt rating, as defined in the credit agreement. The facility fee is due and payable quarterly.
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

The aggregate undrawn nominal commitment on the unsecured credit facility as of December 31, 2025 was approximately $734.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $11.9 million and $13.7 million as of December 31, 2025 and 2024, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Costs Included in Interest Expense (in thousands)	2025	2024	2023
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$5,421	$4,506	$3,905
Facility, unused, and other fees	$1,761	$1,765	$1,759

2025 Debt Activity

On September 15, 2025, the Company entered into a second amended and restated term loan agreement for the Unsecured Term Loan G to (i) extend the maturity date to March 15, 2030, or such later date which may be extended pursuant to a one-year extension option exercisable by the Company in its discretion upon advance written notice, subject to certain conditions, including that payment of a fee, (ii) remove the 0.10% interest rate adjustment for certain loans, and (iii) provide that borrowings under the Unsecured Term Loan G will, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the loan agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the loan agreement). Other than the maturity date and interest rate provisions described above, the material terms of the Unsecured Term Loan G remain unchanged.

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

On September 15, 2025, the Company entered into amendments to the Unsecured Credit Facility, Unsecured Term Loan A, Unsecured Term Loan F, Unsecured Term Loan H, and Unsecured Term Loan I to remove the 0.10% interest rate adjustment for certain loans, and in the case of the Unsecured Term Loans A, H, and I, provide that borrowings under the respective term loans will, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the respective loan agreement). Other than the interest rate provisions described above, the material terms of the Unsecured Credit Facility and the Unsecured Term Loans A, F, H, and I remain unchanged.

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

On September 10, 2024, the Company entered into the second amended and restated credit agreement for the unsecured credit facility (the “2024 Credit Agreement”) to (i) extend the maturity date to September 8, 2028, or such later date which may be extended pursuant to two six-month extension options exercisable by the Company in its discretion, subject to certain conditions, including the payment of a fee, and (ii) provide that borrowings under the unsecured credit facility will, at the Company’s election, bear interest based on a Base Rate, Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the 2024 Credit Agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the 2024 Credit Agreement). Other than the increase in the borrowing commitments and the interest rate provisions described above, the material terms of the unsecured credit facility remain unchanged.

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

On March 25, 2024, the Company entered into a second amended and restated term loan agreement for the Unsecured Term Loan F to (i) extend the maturity date to March 25, 2027, with two one-year extension options, subject to certain conditions (discussed below), that would extend the maturity date to March 23, 2029 if both exercised, and (ii) provide that borrowings under the Unsecured Term Loan F will, at the Company’s election, bear interest based on a Base Rate, Adjusted Term SOFR, or Adjusted Daily Simple SOFR (each as defined in the loan agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the loan agreement), less a sustainability-related adjustment. Other than the maturity and interest rate provisions described above, the material terms remain unchanged.

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

The Company was in compliance with all such applicable restrictions and financial and other covenants as of December 31, 2025 and 2024 related to its unsecured credit facility, unsecured term loans, and unsecured notes. In the event of a default under the unsecured credit facility or the unsecured term loans, the Company’s dividend distributions are limited to the minimum amount necessary for the Company to maintain its status as a REIT.

The mortgage note held by the Company has a specific property and an assignment of rents and leases that are collateral for the loan. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $7.0 million and $7.3 million at December 31, 2025 and 2024, respectively, and is limited to senior, property-level secured debt financing arrangement.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of December 31, 2025 and 2024. The fair value of the Company’s debt is based on Level 3 inputs.

	December 31, 2025		December 31, 2024
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$262,000	$262,000	$409,000	$409,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,975,000	1,937,338	1,600,000	1,490,667
Mortgage note	4,099	3,306	4,322	3,366
Total principal amount	3,266,099	$3,227,644	3,038,322	$2,928,033
Unamortized fair market value discount	(119)		(127)
Total unamortized deferred financing fees and debt issuance costs	(11,665)		(9,060)
Total carrying value	$3,254,315		$3,029,135

Future Principal Payments of Debt

The following table summarizes the Company’s aggregate future principal payments of the Company’s debt at December 31, 2025.

Year	Future Principal Payments of Debt (in thousands)
2026	$130,231
2027	370,240
2028	737,249
2029	175,258
2030	650,268
Thereafter	1,202,853
Total aggregate principal payments	$3,266,099

5. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company’s use of derivative instruments is currently limited to the utilization of interest rate swaps to manage interest rate risk exposure on existing and future liabilities and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and related costs associated with the Company’s operating and financial structure.

During the year ended December 31, 2025, the Company entered into four interest rate swaps with an aggregate notional value of $300.0 million which fix Daily SOFR at 3.09% effective February 5, 2026 and mature on March 15, 2030, and were designated as cash flow hedges.

During the year ended December 31, 2024, the Company entered into four interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.98% effective January 15, 2025 and mature on March 25, 2027, and were designated as cash flow hedges.

As of December 31, 2025, the Company had 21 interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective. The following table summarizes the fair value of the interest rate swaps as of December 31, 2025 and 2024.

Balance Sheet Line Item (in thousands)	Effective Notional Amount December 31, 2025	Fair Value December 31, 2025	Effective Notional Amount December 31, 2024	Fair Value December 31, 2024
Interest rate swaps-Asset	$825,000	$13,529	$1,025,000	$36,466
Interest rate swaps-Liability	$200,000	$(1,310)	$—	$—

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $7.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of the amounts related to the Company’s derivatives in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2025	2024	2023
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$(1,689)	$21,854	$12,333
Income reclassified from accumulated other comprehensive income into income as interest expense	$22,536	$35,773	$34,107
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$132,160	$113,169	$94,575

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2025, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s financial instruments that were recorded at fair value on a recurring basis as of December 31, 2025 and 2024.

		Fair Value Measurements as of December 31, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$13,529	$—	$13,529	$—
Interest rate swaps-gross liability	$(1,310)	$—	$(1,310)	$—

		Fair Value Measurements as of December 31, 2024 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$36,466	$—	$36,466	$—

6. Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share.

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of December 31, 2025.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)
2025 $750 million ATM	February 13, 2025	$750,000

The following table summarizes the activity for the ATM common stock offering program during the year ended December 31, 2023 (in thousands, except share data). There was no activity for the ATM common stock offering program during the years ended December 31, 2025 and December 31, 2024, except for the shares sold on a forward basis, as discussed below.

	Year ended December 31, 2023
ATM Common Stock Offering Program(1)	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)
2022 $750 million ATM(2)	249,016	$35.55	$8,765
Total/weighted average	249,016	$35.55	$8,765
(1)Excludes shares sold on a forward basis under the ATM common stock offering program during the year ended December 31, 2023, which are discussed below.
(2)The 2022 $750 million ATM program was terminated on February 12, 2025.

The following table summarizes the activity for shares sold on a forward basis (including under the ATM common stock offering program) and shares settled during the years ended December 31, 2025, 2024, and 2023. The Company initially does not receive any proceeds from the sales of shares on a forward basis. The Company may fully physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates. From a forward sale until its settlement, the net proceeds (that is, gross sales proceeds net the sales commission) increase by an interest rate factor, a portion of which is retained by the equity distribution agent, and decrease by borrowing costs incurred and dividends paid on the borrowed shares underlying the forward sale.

Forward Sale Agreements	Shares	Gross Sales Proceeds (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at December 31, 2022	—	$—
New forward sale agreements	2,817,993	$103,483	$36.72	$36.36	$0.36
Forward sale agreements settled(2)	(1,717,993)	$(61,683)				$35.60
Outstanding at December 31, 2023	1,100,000	$41,800
New forward sale agreements	3,208,008	$127,150	$39.64	$39.23	$0.41
Forward sale agreements settled(2)	(4,308,008)	$(168,950)				$38.93
Outstanding at December 31, 2024	—	$—
New forward sale agreements	4,169,738	$159,061	$38.15	$37.77	$0.38
Forward sale agreements settled(2)	(4,169,738)	$(159,061)				$37.75
Outstanding at December 31, 2025	—	$—
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.
(2)The Company physically settled outstanding forward equity sale agreements by issuing shares of common stock in exchange for net proceeds of approximately $157.4 million, $167.7 million, and $61.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Restricted Stock-Based Compensation

Pursuant to the 2011 Plan, the Company grants restricted shares of common stock to certain employees of the Company. The restricted shares of common stock are subject to time-based vesting. Restricted shares of common stock granted in 2025, 2024, and 2023, subject to the recipient’s continued employment, will vest over four years in equal installments on January 1 of each year beginning in 2026, 2025, and 2024, respectively. Holders of restricted shares of common stock have voting rights and rights to receive dividends. Restricted shares of common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the years ended December 31, 2025, 2024 and 2023.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	156,703	$34.32
Granted	55,954	$34.73
Vested(1)	(68,625)	$31.71
Forfeited	—	$—
Balance at December 31, 2023	144,032	$35.73
Granted	41,911	$38.92
Vested(1)	(62,123)	$34.65
Forfeited	(5,153)	$38.58
Balance at December 31, 2024	118,667	$37.30
Granted	52,352	$33.14
Vested(1)	(51,185)	$36.13
Forfeited	(9,002)	$35.92
Balance at December 31, 2025	110,832	$35.99
(1)The Company repurchased and retired 18,456, 22,001, and 24,210 restricted shares of common stock that vested during the years ended December 31, 2025, 2024, and 2023, respectively.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2025 was approximately $2.1 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Vested Restricted Shares of Common Stock	2025	2024	2023
Vested restricted shares of common stock	51,185	62,123	68,625
Fair value of vested restricted shares of common stock (in thousands)	$1,731	$2,438	$2,217

7. Noncontrolling Interest

Noncontrolling Interest in the Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the years ended December 31, 2025, 2024 and 2023.

Noncontrolling Interest in the Operating Partnership	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest Percentage
Balance at December 31, 2022	2,314,076	1,570,640	3,884,716	2.1%
Granted/Issued	326,215	—	326,215	N/A
Forfeited	(9,119)	—	(9,119)	N/A
Conversions from LTIP units to Other Common Units	(269,252)	269,252	—	N/A
Redemptions from Other Common Units to common stock	—	(372,174)	(372,174)	N/A
Balance at December 31, 2023	2,361,920	1,467,718	3,829,638	2.1%
Granted/Issued	383,292	—	383,292	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(437,550)	437,550	—	N/A
Redemptions from Other Common Units to common stock	—	(440,550)	(440,550)	N/A
Balance at December 31, 2024	2,307,662	1,464,718	3,772,380	2.0%
Granted/Issued	280,334	—	280,334	N/A
Forfeited	—	—	—	N/A
Conversions from LTIP units to Other Common Units	(214,885)	214,885	—	N/A
Redemptions from Other Common Units to common stock	—	(263,007)	(263,007)	N/A
Balance at December 31, 2025	2,373,111	1,416,596	3,789,707	1.9%

The Company adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying Consolidated Statements of Equity.

LTIP Units

LTIP units are granted to certain executive officers and senior employees of the Company as part of their compensation, and to independent directors for their service. LTIP units are valued by reference to the value of the Company’s common stock and are subject to such conditions and restrictions as the compensation committee of the board of directors may determine, including continued employment or service. Vested LTIP units can be converted to Other Common Units on a one-for-one basis once an equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of an Other Common Unit. All LTIP units, whether vested or not, will receive the same regular per unit distributions as Other Common Units, which equal per share dividends on common stock.

LTIP units granted in January 2025, 2024, and 2023 to certain senior executive officers and senior employees, subject to the recipient’s continued employment, will vest quarterly over four years, with the first vesting date having been March 31, 2025, 2024, and 2023, respectively. LTIP units granted in January 2025 to non-employee independent directors, subject to the recipient’s continued service, will vest quarterly over one year, with the first vesting date having been March 31, 2025. LTIP units granted in January 2024 and 2023 to independent directors, subject to the recipient’s continued service, vested on January 1, 2025 and 2024, respectively.

On July 1, 2024, the Company’s board of directors appointed Vicki Lundy Wilbon to serve as director of the Company. The Company granted LTIP units under the 2011 Plan to Ms. Wilbon on July 1, 2024, which, subject to Ms. Wilbon’s continued service, vested on January 1, 2025.

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

Refer to Note 8 for a discussion of the LTIP units granted in January 2026, 2025, and 2024, pursuant to the 2023, 2022, and 2021 performance units, respectively.

The fair value of the LTIP units at the date of grant was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement. The following table summarizes the assumptions used in valuing such LTIP units granted during the years ended December 31, 2025, 2024 and 2023 (excluding those LTIP units granted pursuant to the settlements of performance units; refer to Note 8 for details).

LTIP Units	Assumptions
Grant date	January 7, 2025	July 1, 2024	January 8, 2024	March 31, 2023	January 11, 2023
Expected term (years)	10	10	10	10	10
Expected stock price volatility	25.0%	25.0%	25.0%	37.0%	37.0%
Expected dividend yield	4.0%	4.0%	4.0%	4.0%	4.0%
Risk-free interest rate	4.330%	4.580%	4.110%	3.810%	3.900%
Fair value of LTIP units at issuance (in thousands)	$4,848	$60	$4,597	$628	$4,635
LTIP units at issuance	154,001	1,775	124,235	19,345	139,026
Fair value unit price per LTIP unit at issuance	$31.48	$33.80	$37.00	$32.47	$33.34

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

The following table summarizes activity related to the Company’s unvested LTIP units during the years ended December 31, 2025, 2024 and 2023.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	140,116	$35.60
Granted	326,215	$33.29
Vested	(280,286)	$33.81
Forfeited	(9,119)	$34.11
Balance at December 31, 2023	176,926	$34.25
Granted	383,292	$36.99
Vested	(377,836)	$36.13
Forfeited	—	$—
Balance at December 31, 2024	182,382	$36.10
Granted	280,334	$31.48
Vested	(296,464)	$33.25
Forfeited	—	$—
Balance at December 31, 2025	166,252	$33.39

The unrecognized compensation expense associated with the Company’s LTIP units at December 31, 2025 was approximately $4.9 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes the fair value at vesting for the LTIP units that vested during years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Vested LTIP Units	2025	2024	2023
Vested LTIP units	296,464	377,836	280,286
Fair value of vested LTIP units (in thousands)	$10,242	$14,440	$9,507

Other Common Units

Other Common Units and shares of the Company’s common stock have essentially the same economic characteristics in that Other Common Units directly, and shares of the Company’s common stock indirectly, through the Company’s interest in the Operating Partnership, share equally in the total net income or loss distributions of the Operating Partnership. Subject to certain restrictions, investors who own Other Common Units have the right to cause the Operating Partnership to redeem any or all of their Other Common Units for cash equal to the then-current value of one share of the Company’s common stock, or, at the Company’s election, shares of common stock on a one-for-one basis. When redeeming the Other Common Unit for cash, the value of a share of common stock is calculated as the average common stock closing price on the NYSE for the 10 days immediately preceding the redemption notice date. Each Other Common Unit receives the same regular distribution as a share of common stock.

Noncontrolling Interest in Joint Ventures

At December 31, 2025, the Company held a 97.4% interest in a joint venture that owns property in Reno, Nevada, a 94.9% interest in a joint venture that owns property in Concord, North Carolina, and a 96.3% interest in a joint venture that owns property in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $4.0 million at December 31, 2025, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

In January 2025, 2024, and 2023, the Company granted performance units approved by the compensation committee of the board of directors, under the 2011 Plan to certain key employees of the Company. The measuring periods commenced on January 1, 2025, 2024, and 2023, respectively, and end on December 31, 2027, 2026, and 2025, respectively.

On March 31, 2023, in connection with the execution of the employment agreement discussed in Note 7, the Company granted Mr. Kimball performance units under the 2011 Plan with a target grant date fair value equal to approximately $0.6 million. The terms and measuring period of the performance units granted to Mr. Kimball are the same as the performance units granted in January 2023.

The fair value of the performance units as of the grant date was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The fair value of the performance units is based on Level 3 inputs and non-recurring fair value measurements. The performance unit equity compensation expense is recognized ratably from the grant date into earnings over the respective vesting periods. The following table summarizes the assumptions used in valuing the performance units granted during the years ended December 31, 2025, 2024 and 2023.

Performance Units	Assumptions
Grant date	January 7, 2025	January 8, 2024	March 31, 2023	January 11, 2023
Expected stock price volatility	24.6%	24.5%	25.4%	37.4%
Expected dividend yield	4.0%	4.0%	4.0%	4.0%
Risk-free interest rate	4.3294%	4.1130%	3.8725%	3.9060%
Fair value of performance units grant (in thousands)	$6,858	$6,502	$609	$4,517

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

During the years ended December 31, 2025, 2024, and 2023, it was determined that the Company’s total stockholder return exceeded the threshold percentage and return hurdle for each of the 2023, 2022, and 2021 performance units, respectively. The following table summarizes the compensation committee of the board of directors approved issuances of LTIP units and shares of common stock for the conclusion of the measuring periods for performance units for the years ended December 31, 2025, 2024, and 2023.

Settlement of Performance Units in LTIP Units or Shares of Common Stock	2023 Performance Units	2022 Performance Units	2021 Performance Units
Measuring period conclusion date	December 31, 2025	December 31, 2024	December 31, 2023
Issuance date	January 8, 2026	January 7, 2025	January 8, 2024
Vested LTIP units	212,617	126,333	257,282
Vested shares of common stock	3,712	8,246	49,106
Shares of common stock repurchased and retired	1,304	751	4,716

The unrecognized compensation expense associated with the Company’s performance units at December 31, 2025 was approximately $6.8 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

Non-cash Compensation Expense

The following table summarizes the amounts recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Non-Cash Compensation Expense (in thousands)	2025	2024	2023
Restricted shares of common stock	$1,458	$1,752	$1,936
LTIP units	4,333	3,635	4,194
Performance units	6,127	5,585	4,754
Director compensation(1)	786	755	583
Total non-cash compensation expense	$12,704	$11,727	$11,467
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the years ended December 31, 2025, 2024 and 2023. The number of shares of common stock granted was calculated based on the trailing 10 days average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Rental Income (in thousands)	2025	2024	2023
Fixed lease payments	$640,877	$585,611	$540,447
Variable lease payments	179,983	162,090	146,954
Straight-line rental income	19,634	14,612	16,894
Net increase to rental income related to above and below market lease amortization	2,515	579	865
Total rental income	$843,009	$762,892	$705,160

As of December 31, 2025 and 2024, the Company had accrued rental income of approximately $139.9 million and $118.6 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the Company’s total liability associated with tenant lease security deposits was approximately $26.3 million and $23.9 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2025.

Year	Maturity of Fixed Lease Payments (in thousands)
2026	$667,077
2027	$620,853
2028	$540,446
2029	$449,626
2030	$334,283
Thereafter	$763,477

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.5 years to 56.7 years. Certain ground leases contain options to extend the leases for ten years to 20 years, all of which are reasonably certain to be exercised, and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

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

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024.

Operating Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	37.6	34.9
Weighted average discount rate	7.0%	6.9%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Operating Lease Cost (in thousands)	2025	2024	2023
Operating lease cost included in property expense attributable to ground leases	$2,823	$2,516	$2,467
Operating lease cost included in general and administrative expense attributable to corporate office leases	1,725	1,722	1,732
Total operating lease cost	$4,548	$4,238	$4,199

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Operating Leases (in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$4,291	$4,013	$3,890
Right-of-use assets obtained in exchange for new lease liabilities	$175	$—	$141

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of December 31, 2025.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
2026	$3,519
2027	2,574
2028	2,616
2029	2,583
2030	2,561
Thereafter	107,916
Total lease payments	121,769
Less: Imputed interest	(84,729)
Present value of operating lease liabilities	$37,040
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

Under the two-class method of computing earnings per share, restricted shares of common stock are considered participating securities as these stock-based awards contain non-forfeitable rights to dividends, unless and until a forfeiture occurs, and these awards must be included in the computation of earnings per share pursuant to the two-class method. During the years ended December 31, 2025, 2024 and 2023, there were 113,207, 122,454 and 142,875, respectively, unvested shares of restricted stock on a weighted average basis that were considered participating securities. Participating securities are included in the computation of diluted earnings per share using the treasury stock method if the impact is more dilutive than the two-class method. Other potentially dilutive shares of common stock from the Company’s performance units and forward sales agreements are considered when calculating diluted earnings per share.

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Earnings Per Share (in thousands, except per share data)	2025	2024	2023
Numerator
Net income attributable to common stockholders	$273,350	$189,038	$192,633
Denominator
Weighted average common shares outstanding — basic	186,844	182,160	180,221
Effect of dilutive securities(1)
Share-based compensation	330	244	332
Shares issuable under forward sale agreements	—	—	2
Weighted average common shares outstanding — diluted	187,174	182,404	180,555
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$1.46	$1.04	$1.07
Net income per share attributable to common stockholders — diluted	$1.46	$1.04	$1.07
(1)During the years ended December 31, 2025, 2024, and 2023, there were 113, 122, and 143 unvested restricted shares of common stock (on a weighted average basis), respectively, that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of December 31, 2025 related to construction projects and certain other agreements.

12. Employee Benefit Plans

Effective April 20, 2011, the Company adopted a 401(k) Defined Contribution Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. The Company provides a discretionary match of 50% of the employee’s contributions annually up to 6.0% of the employee’s annual compensation, subject to a cap imposed by federal tax law. The Company’s aggregate matching contribution for the years ended December 31, 2025, 2024 and 2023 was approximately $0.6 million, $0.6 million and $0.5 million, respectively. The Company’s contribution is subject to vest over three years, such that employees who have been with the Company for three years are fully vested in past and future contributions.

13. Subsequent Events

The Company identified the following events subsequent to December 31, 2025 that are not recognized in the financial statements.

On January 8, 2026, the Company granted 39,540 restricted shares of common stock to certain employees of the Company pursuant to the 2011 Plan. The restricted shares of common stock granted will vest over four years in equal installments on January 1 of each year beginning January 1, 2027. The fair value of the restricted shares of common stock at the date of grant was $37.93 per share.

On January 8, 2026, the Company granted 33,690 LTIP units to non-employee, independent directors and 112,578 LTIP units to certain executive officers and senior employees pursuant to the 2011 Plan. The LTIP units granted to non-employee, independent directors will vest in equal quarterly installments over one year, with the first vesting date being March 31, 2026. The LTIP units granted to certain executive officers and senior employees will vest in equal quarterly installments over four years, with the first vesting date being March 31, 2026. The aggregate fair value of the LTIP units at the date of grant was approximately $5.2 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using an expected term of 10 years, a volatility factor of 22.0%, an expected dividend yield of 4.0%, and a risk-free interest rate of 3.5600%. The fair value of the LTIP units is based on Level 3 inputs and is a non-recurring fair value measurement.

On January 8, 2026, the Company granted performance units to certain executive officers and senior employees pursuant to the 2011 Plan. The terms of the January 8, 2026 performance units are substantially the same as the 2025 performance units discussed in Note 8, except that the measuring period commenced on January 1, 2026 and ends on December 31, 2028. The aggregate fair value of the performance units at the date of grant was approximately $7.2 million, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.8%, an expected dividend yield of 4.0%, and a risk-free interest rate of 3.5586%. The fair value of the performance units is based on Level 3 inputs and is a non-recurring fair value measurement.

STAG Industrial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Alabama
Birmingham	103 Shades Creek Circle	$—	$6,748	$1,307	$374	$7,122	$1,307	$8,429	$(1,170)	2020
Birmingham	2991 Shannon Oxmoor Road	—	5,828	1,341	39	5,867	1,341	7,208	(922)	2020
Birmingham	101 39th Street North	—	6,239	590	42	6,281	590	6,871	(711)	2022
Birmingham	101 Shades Creek Circle	—	3,927	836	792	4,719	836	5,555	(762)	2020
Montgomery	4300 Alatex Road	—	7,057	418	3,556	10,613	418	11,031	(2,919)	2016
Moody	2415 Highway 78 East	—	31,467	2,293	262	31,729	2,293	34,022	(4,861)	2021
Phenix City	16 Downing Drive	—	1,364	276	338	1,702	276	1,978	(651)	2012
Arizona
Avondale	925 N. 127th Avenue	—	12,340	1,674	28	12,368	1,674	14,042	(2,599)	2017
Chandler	464 E. Chilton Drive	—	9,728	2,847	671	10,399	2,847	13,246	(1,713)	2020
Gilbert	335 South Hamilton Court	—	5,784	2,107	251	6,035	2,107	8,142	(913)	2021
Mesa	7447 E. Ray Road	—	7,930	1,277	311	8,241	1,277	9,518	(1,459)	2020
Phoenix	4455 West Magnolia Street	—	11,060	1,962	—	11,060	1,962	13,022	(383)	2024
Tucson	6161 South Palo Verde Road	—	7,304	996	157	7,461	996	8,457	(1,334)	2018
Arkansas
Bryant	3700 Bryant Crossing Drive	—	17,386	1,143	—	17,386	1,143	18,529	(2,610)	2021
Rogers	1101 Easy Street	—	7,878	1,072	1,754	9,632	1,072	10,704	(3,447)	2011
California
Fresno	3701 S. Minnewawa Avenue	—	38,954	3,505	—	38,954	3,505	42,459	(316)	2025
Fresno	2624 E. Edgar Avenue	—	23,590	3,049	—	23,590	3,049	26,639	(2,743)	2022
Hollister	2401 Bert Drive	—	26,049	2,913	621	26,670	2,913	29,583	(2,713)	2022
Lodi	1170 South Guild Avenue	—	34,550	4,975	—	34,550	4,975	39,525	(5,370)	2020
McClellan	4841 Urbani Avenue	—	14,218	1,048	—	14,218	1,048	15,266	(2,225)	2020
Menifee	33360 Zeiders Road	—	15,995	2,248	8	16,003	2,248	18,251	(1,104)	2023
Menifee	33380 Zeiders Road	—	13,493	2,227	329	13,822	2,227	16,049	(942)	2023
Morgan Hill	18695 Madrone Parkway	—	7,608	2,562	—	7,608	2,562	10,170	(952)	2021
Morgan Hill	18255 Sutter Boulevard	—	19,849	3,943	5	19,854	3,943	23,797	(2,597)	2021
Rancho Cordova	2587 Mercantile Drive	—	4,280	678	70	4,350	678	5,028	(595)	2020
Rancho Cordova	2431 Mercantile Drive	—	4,583	498	409	4,992	498	5,490	(784)	2020
Roseville	8825 Washington Boulevard	—	11,398	2,140	—	11,398	2,140	13,538	(1,718)	2021
Sacramento	1635 Main Avenue	—	8,407	845	259	8,666	845	9,511	(1,201)	2020
Sacramento	5440 Stationers Way	—	21,258	2,203	225	21,483	2,203	23,686	(3,534)	2021
Sacramento	5601 Warehouse Way	—	8,137	1,347	835	8,972	1,347	10,319	(1,236)	2021
Sacramento	8500 Carbide Court	—	5,218	1,614	—	5,218	1,614	6,832	(690)	2021
Sacramento	8440 Florin Road	—	12,184	3,921	—	12,184	3,921	16,105	(1,949)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Sacramento	900 National Drive	—	7,560	1,479	—	7,560	1,479	9,039	(1,028)	2021
Sacramento	5961 Outfall Circle	—	11,019	1,914	—	11,019	1,914	12,933	(938)	2023
Sacramento	7728 Wilbur Way	—	8,723	857	151	8,874	857	9,731	(1,327)	2019
San Diego	2055 Dublin Drive	—	14,332	2,290	4,218	18,550	2,290	20,840	(3,456)	2017
Stockton	4091 Gold River Lane	—	4,001	663	475	4,476	663	5,139	(566)	2020
Stockton	3838 Imperial Way	—	12,512	1,806	1,402	13,914	1,806	15,720	(1,999)	2021
Stockton	3843 Gold River Lane	—	4,004	660	—	4,004	660	4,664	(517)	2020
West Sacramento	2975 Oates Street	—	7,631	1,475	—	7,631	1,475	9,106	(299)	2024
West Sacramento	3525 Carlin Drive	—	24,581	4,350	9,538	34,119	4,350	38,469	(2,557)	2021
Colorado
Grand Junction	2139 Bond Street	—	3,776	314	454	4,230	314	4,544	(1,063)	2015
Johnstown	4150 Ronald Reagan Boulevard	—	14,964	1,133	27	14,991	1,133	16,124	(2,654)	2019
Longmont	4300 Godding Hollow Parkway	—	5,112	734	1,226	6,338	734	7,072	(1,311)	2018
Loveland	4550 Byrd Drive	—	16,591	3,452	2,949	19,540	3,452	22,992	(2,505)	2021
Loveland	4510 Byrd Drive	—	14,134	3,047	3,191	17,325	3,047	20,372	(2,845)	2021
Connecticut
East Windsor	4 Craftsman Road	—	5,335	400	1,080	6,415	400	6,815	(1,440)	2016
East Windsor	24 Thompson Road	—	4,571	348	738	5,309	348	5,657	(1,873)	2012
Milford	200 Research Drive	—	13,853	1,650	1,706	15,559	1,650	17,209	(2,125)	2021
Milford	40 Pepes Farm Road	—	9,433	1,264	1,179	10,612	1,264	11,876	(2,651)	2017
North Haven	300 Montowese Avenue Extension	—	36,753	4,086	5,752	42,505	4,086	46,591	(11,634)	2015
Wallingford	5 Sterling Drive	—	5,733	585	347	6,080	585	6,665	(1,289)	2017
Delaware
New Castle	400 Lukens Drive	—	15,794	2,616	198	15,992	2,616	18,608	(4,065)	2016
Florida
Daytona Beach	530 Fentress Boulevard	—	875	1,237	2,934	3,809	1,237	5,046	(1,996)	2007
Fort Myers	16341 Domestic Avenue	—	22,005	2,729	—	22,005	2,729	24,734	(3,249)	2020
Gibsonton	6508 Powell Road	—	—	4,143	18,975	18,975	4,143	23,118	(119)	2023
Gibsonton	6020 Powell Road	—	—	5,429	21,098	21,098	5,429	26,527	(307)	2023
Jacksonville	775 Whittaker Road	—	3,137	451	415	3,552	451	4,003	(879)	2017
Jacksonville	9601 North Main Street	—	7,414	650	2,551	9,965	650	10,615	(2,089)	2017
Jacksonville	550 Gun Club Road	—	7,403	674	2,354	9,757	674	10,431	(2,318)	2017
Jacksonville	555 Zoo Parkway	—	6,651	596	2,197	8,848	596	9,444	(1,965)	2017
Jacksonville	9779 Pritchard Road	—	14,319	1,284	1,414	15,733	1,284	17,017	(3,276)	2019
Lake Worth	2230 4th Avenue North	—	2,530	1,533	—	2,530	1,533	4,063	(445)	2020
Lake Worth	3600 23rd Avenue South	—	4,729	1,502	—	4,729	1,502	6,231	(748)	2020
Lake Worth	2269 4th Avenue North	—	4,751	2,254	—	4,751	2,254	7,005	(813)	2020
Lakeland	4675 Drane Field Road	—	13,060	1,099	74	13,134	1,099	14,233	(2,156)	2020
Orlando	1854 Central Florida Parkway	—	4,520	1,339	1,692	6,212	1,339	7,551	(1,735)	2013
Orlando	7050 Overland Road	—	1,996	721	1,535	3,531	721	4,252	(999)	2012
Tampa	4330 Williams Road	—	6,058	829	305	6,363	829	7,192	(1,049)	2019
West Palm Beach	4268 Westroads Drive	—	6,835	2,906	605	7,440	2,906	10,346	(1,246)	2020

			Initial Cost to STAG Industrial, Inc.				Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision		Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Georgia
Atlanta	4200 SW Shirley Drive	—	8,382	1,679	3,934		12,316	1,679	13,995	(1,451)	2022
Augusta	1816 Tobacco Road	—	5,818	937	90		5,908	937	6,845	(1,195)	2018
Buford	4823 Roy Carlson Boulevard	—	9,195	1,061	938		10,133	1,061	11,194	(1,270)	2021
Dallas	351 Thomas D. Murphy Drive	—	1,634	475	8		1,642	475	2,117	(663)	2012
Forest Park	5345 Old Dixie Highway	—	7,369	1,715	7,481		14,850	1,715	16,565	(1,972)	2016
LaGrange	614 Pegasus Parkway	—	26,546	3,021	—		26,546	3,021	29,567	(1,183)	2024
Lithonia	1995 Lithonia Industrial Boulevard	—	18,052	943	301		18,353	943	19,296	(2,081)	2022
Norcross	4075 Blue Ridge Industrial Parkway	—	2,090	1,589	2,390		4,480	1,589	6,069	(961)	2016
Savannah	1086 Oracal Parkway	—	12,670	439	1,902		14,572	439	15,011	(3,775)	2014
Smyrna	3500 Highlands Parkway	—	2,933	264	1,644		4,577	264	4,841	(1,405)	2012
Statham	1965 Statham Drive	—	5,852	588	2,786		8,638	588	9,226	(2,689)	2012
Stone Mountain	1635 Stone Ridge Drive	—	2,404	612	780		3,184	612	3,796	(835)	2017
Idaho
Idaho Falls	3900 South American Way	—	2,592	356	140		2,732	356	3,088	(878)	2013
Illinois
Aurora	2520 Diehl Road	—	8,304	1,848	—		8,304	1,848	10,152	(310)	2024
Bartlett	1590 W. Stearns Road	—	19,449	2,198	694		20,143	2,198	22,341	(2,770)	2021
Batavia	1100 North Raddant Road	—	7,763	1,124	—		7,763	1,124	8,887	(1,233)	2020
Batavia	1862 Suncast Lane	—	4,427	598	274		4,701	598	5,299	(679)	2021
Batavia	1100 Paramount Parkway	—	3,943	618	677		4,620	618	5,238	(922)	2017
Belvidere	888 Landmark Drive	—	6,772	670	78		6,850	670	7,520	(2,167)	2013
Belvidere	3905 & 3925 Morreim Drive	—	4,203	668	41		4,244	668	4,912	(1,329)	2013
Belvidere	857 Landmark Drive	—	8,025	1,542	1,665		9,690	1,542	11,232	(3,340)	2013
Belvidere	984 Landmark Drive	—	—	216	—		—	216	216	—	2013
Buffalo Grove	2500-2550 Millbrook Drive	—	7,971	1,165	—		7,971	1,165	9,136	(234)	2025
Buffalo Grove	2400 Millbrook Drive	—	11,145	2,579	—		11,145	2,579	13,724	(357)	2025
Carol Stream	494 Lies Road East	—	6,536	959	5		6,541	959	7,500	(231)	2024
Cary	680 Industrial Drive	—	3,235	498	87		3,322	498	3,820	(445)	2020
Crystal Lake	215 Exchange Drive	—	10,698	1,790	—		10,698	1,790	12,488	(1,590)	2021
Crystal Lake	220 Exchange Drive	—	8,419	1,343	153		8,572	1,343	9,915	(1,273)	2021
Crystal Lake	300 Exchange Drive	—	9,724	1,568	14		9,738	1,568	11,306	(1,494)	2021
Crystal Lake	450 Congress Parkway	—	8,789	1,456	133		8,922	1,456	10,378	(1,378)	2021
Elgin	1360 Madeline Lane	—	19,754	1,135	124		19,878	1,135	21,013	(2,398)	2021
Elgin	1385 Madeline Lane	—	15,335	1,057	451		15,786	1,057	16,843	(2,023)	2021
Elgin	1690 Cambridge Drive	—	3,321	270	188		3,509	270	3,779	(436)	2021
Elgin	200-220 Corporate Drive	—	7,627	1,130	120	—	7,747	1,130	8,877	(428)	2024
Elgin	300-330 Corporate Drive	—	11,662	1,302	21		11,683	1,302	12,985	(623)	2024
Elgin	305-325 Corporate Drive	—	30,082	2,954	515		30,597	2,954	33,551	(1,644)	2024
Elgin	350-370 River Ridge Drive	—	13,418	1,528	119		13,537	1,528	15,065	(698)	2024
Elgin	1575-1595 Highpoint Drive	—	5,468	945	359		5,827	945	6,772	(337)	2024
Elmhurst	934 North Church Road	—	6,255	874	1,301		7,556	874	8,430	(847)	2022

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Gurnee	3818 Grandville Avenue & 1200 Northwestern Avenue	—	10,639	1,716	1,272	11,911	1,716	13,627	(3,517)	2014
Harvard	875 West Diggins Street	—	2,403	1,157	897	3,300	1,157	4,457	(968)	2013
Hodgkins	6600 River Road	—	30,599	2,570	2	30,601	2,570	33,171	(4,579)	2020
Hodgkins	6620 River Road	—	6,163	3,127	—	6,163	3,127	9,290	(945)	2021
Itasca	1251 W. Ardmore Avenue	—	3,621	1,223	—	3,621	1,223	4,844	(487)	2021
Itasca	1500 Bryn Mawr Avenue	—	3,871	2,073	24	3,895	2,073	5,968	(579)	2021
Itasca	1800 Bruning Drive	—	11,431	2,428	1,264	12,695	2,428	15,123	(3,749)	2016
Lisle	4925 Indiana Avenue	—	7,808	2,302	—	7,808	2,302	10,110	(1,244)	2019
Machesney Park	7166 Greenlee Drive	—	3,336	300	43	3,379	300	3,679	(897)	2015
McHenry	831/833 Ridgeview Drive	—	3,593	576	462	4,055	576	4,631	(775)	2018
McHenry	921 Ridgeview Drive	—	3,791	448	202	3,993	448	4,441	(764)	2018
Monee	25100 S. Ridgeland Avenue	—	56,457	5,391	—	56,457	5,391	61,848	(161)	2025
Montgomery	2001 Baseline Road	—	—	173	—	—	173	173	—	2018
Montgomery	2001 Baseline Road	—	12,089	2,190	4,638	16,727	2,190	18,917	(5,617)	2012
New Lenox	2101-2105 West Haven Avenue	—	16,488	1,552	159	16,647	1,552	18,199	(544)	2024
New Lenox	2200 West Haven Avenue	—	10,555	2,450	—	10,555	2,450	13,005	(446)	2024
New Lenox	2201 West Haven Avenue	—	13,753	1,395	1,084	14,837	1,395	16,232	(462)	2024
Saint Charles	3810-3820 Stern Avenue	—	7,028	1,321	606	7,634	1,321	8,955	(1,009)	2021
Saint Charles	3850 Ohio Avenue	—	5,976	1,160	45	6,021	1,160	7,181	(741)	2022
Sauk Village	21399 Torrence Avenue	—	5,153	877	771	5,924	877	6,801	(1,907)	2013
Schaumburg	710 East State Parkway	—	3,940	689	181	4,121	689	4,810	(618)	2020
Vernon Hills	888 Forest Edge Drive	—	9,383	2,416	938	10,321	2,416	12,737	(1,404)	2021
Waukegan	3751 Sunset Avenue	—	4,775	1,004	149	4,924	1,004	5,928	(1,087)	2017
West Chicago	1300 Northwest Avenue	—	1,982	768	1,077	3,059	768	3,827	(1,297)	2016
West Chicago	1400 Northwest Avenue	—	596	382	330	926	382	1,308	(266)	2016
West Chicago	1450 Northwest Avenue	—	641	450	325	966	450	1,416	(268)	2016
West Chicago	1145 & 1149 Howard	—	746	369	402	1,148	369	1,517	(341)	2016
West Chicago	1270 Nuclear Drive	—	808	216	1,685	2,493	216	2,709	(468)	2016
West Chicago	537 Discovery Drive	—	32,618	5,961	1,237	33,855	5,961	39,816	(2,385)	2023
West Chicago	1726-1850 Blackhawk Drive	—	5,770	915	2,331	8,101	915	9,016	(2,032)	2016
West Dundee	901-907 Wesemann Drive	—	12,616	948	103	12,719	948	13,667	(1,657)	2021
Wood Dale	321 Forster Avenue	—	4,758	1,226	1,023	5,781	1,226	7,007	(1,181)	2016
Indiana
Elkhart	2701 Marina Drive	—	210	25	143	353	25	378	(170)	2007
Elkhart	3501 E. County Road 6	—	3,519	422	1,175	4,694	422	5,116	(2,129)	2007
Fort Wayne	3424 Centennial Drive	—	2,936	112	175	3,111	112	3,223	(845)	2014
Goshen	2600 College Avenue	—	5,998	1,442	2,198	8,196	1,442	9,638	(3,241)	2011
Greenwood	2441 E. Main Street	—	12,745	911	1,004	13,749	911	14,660	(2,114)	2021
Indianapolis	7701 West New York Street	—	3,931	620	578	4,509	620	5,129	(598)	2021
Jeffersonville	101 Jacobs Way	—	35,174	2,891	1,255	36,429	2,891	39,320	(3,993)	2022
Jeffersonville	250 Hilton Drive	—	42,618	2,778	—	42,618	2,778	45,396	(2,839)	2024

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lafayette	1520 Kepner Drive	—	2,172	295	31	2,203	295	2,498	(735)	2012
Lafayette	1540-1530 Kepner Drive	—	3,325	410	372	3,697	410	4,107	(1,281)	2012
Lafayette	1521 Kepner Drive	—	7,748	906	1,237	8,985	906	9,891	(2,852)	2012
Lebanon	100 Purity Drive	—	20,025	1,654	—	20,025	1,654	21,679	(3,902)	2018
Lebanon	800 Edwards Drive	—	36,091	2,359	—	36,091	2,359	38,450	(6,975)	2019
Lebanon	121 N. Enterprise Boulevard	—	36,461	2,948	13,958	50,419	2,948	53,367	(7,538)	2019
Marion	2201 E. Loew Road	—	2,871	243	818	3,689	243	3,932	(1,480)	2012
Portage	6515 Ameriplex Drive	—	26,449	1,626	746	27,195	1,626	28,821	(4,542)	2019
Portage	725 George Nelson Drive	—	5,379	—	—	5,379	—	5,379	(1,858)	2012
South Bend	3310 William Richardson Court	—	4,718	411	2,004	6,722	411	7,133	(2,012)	2012
Whitestown	4330 S 500 E	—	17,621	1,525	—	17,621	1,525	19,146	(1,289)	2023
Yoder	2909 Pleasant Center Road	—	24,504	941	665	25,169	941	26,110	(5,840)	2020
Iowa
Ankeny	5910 Southeast Rio Circle	—	13,579	846	258	13,837	846	14,683	(2,534)	2019
Ankeny	6150 Southeast Rio Circle	—	19,104	1,421	97	19,201	1,421	20,622	(2,333)	2021
Council Bluffs	1209 31st Avenue	—	4,288	414	—	4,288	414	4,702	(957)	2017
Des Moines	3915 Delaware Avenue	—	9,339	1,685	1,578	10,917	1,685	12,602	(1,553)	2021
Des Moines	1900 E. 17th Street	—	4,191	556	96	4,287	556	4,843	(860)	2018
Marion	6301 North Gateway Drive	—	2,024	691	267	2,291	691	2,982	(759)	2013
Kansas
Edwardsville	9601 Woodend Road	—	12,015	1,360	544	12,559	1,360	13,919	(2,757)	2017
Lenexa	9700 Lackman Road	—	9,168	1,759	183	9,351	1,759	11,110	(1,519)	2019
Lenexa	14000 Marshall Drive	—	6,551	2,368	—	6,551	2,368	8,919	(2,307)	2014
Olathe	1202 South Lone Elm Road	—	16,083	1,193	111	16,194	1,193	17,387	(3,357)	2019
Olathe	16231 South Lone Elm Road	—	18,444	2,431	3,670	22,114	2,431	24,545	(5,726)	2016
Wichita	2655/2755 South Eastmoor Street	—	1,762	88	10	1,772	88	1,860	(593)	2012
Wichita	2652 South Eastmoor Street	—	1,785	107	128	1,913	107	2,020	(686)	2012
Wichita	2510 South Eastmoor Street	—	788	76	147	935	76	1,011	(286)	2012
Kentucky
Bardstown	300 Spencer Mattingly Lane	—	2,295	379	563	2,858	379	3,237	(1,216)	2007
Danville	1355 Lebanon Road	—	11,593	965	4,617	16,210	965	17,175	(6,330)	2011
Erlanger	1500-1532 Interstate Drive	—	3,481	635	424	3,905	635	4,540	(991)	2016
Florence	9200 Brookfield Court	—	7,450	863	88	7,538	863	8,401	(1,336)	2019
Florence	1100 Burlington Pike	—	10,672	3,109	1,369	12,041	3,109	15,150	(3,632)	2018
Hebron	2151 Southpark Drive	—	4,137	370	947	5,084	370	5,454	(1,443)	2014
Louisiana
Baton Rouge	6565 Exchequer Drive	—	5,815	1,619	666	6,481	1,619	8,100	(1,493)	2019
Baton Rouge	6735 Exchequer Drive	—	6,643	2,567	681	7,324	2,567	9,891	(1,769)	2019
Baton Rouge	12100 Little Cayman Avenue	—	14,432	1,962	152	14,584	1,962	16,546	(2,782)	2018
Shreveport	7540 Bert Kouns Industrial Loop	—	5,319	1,804	2,860	8,179	1,804	9,983	(2,076)	2015
Maine
Biddeford	1 Baker's Way	—	8,164	1,369	4,849	13,013	1,369	14,382	(4,506)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Gardiner	47 Market Street	—	8,025	948	23	8,048	948	8,996	(2,170)	2016
Portland	125 Industrial Way	—	3,648	891	2,918	6,566	891	7,457	(1,587)	2012
Maryland
Elkridge	6685 Santa Barbara Court	—	8,764	2,982	251	9,015	2,982	11,997	(1,805)	2019
Hagerstown	11835 Newgate Boulevard	—	55,177	6,036	—	55,177	6,036	61,213	(7,456)	2021
Hagerstown	11841 Newgate Boulevard	—	55,448	6,174	231	55,679	6,174	61,853	(7,802)	2021
Hagerstown	105 Enterprise Lane	—	11,213	3,472	—	11,213	3,472	14,685	(1,976)	2021
Hampstead	630 Hanover Pike	—	34,116	780	2,892	37,008	780	37,788	(11,330)	2013
Hunt Valley	11100 Gilroy Road	—	4,900	538	75	4,975	538	5,513	(714)	2021
White Marsh	6210 Days Cove Road	—	4,233	963	3,040	7,273	963	8,236	(1,224)	2018
Massachusetts
Andover	7 Connector Road	—	9,744	2,238	456	10,200	2,238	12,438	(455)	2024
Hudson	4 Robert Bonazzoli Avenue	—	12,628	723	445	13,073	723	13,796	(1,662)	2021
Lawrence	91 Glenn Street	—	14,945	3,287	711	15,656	3,287	18,943	(634)	2024
Malden	219 Medford Street	—	2,817	366	—	2,817	366	3,183	(1,341)	2007
Malden	243 Medford Street	—	3,961	507	—	3,961	507	4,468	(1,884)	2007
Middleborough	16 Leona Drive	—	5,951	2,397	172	6,123	2,397	8,520	(1,015)	2019
Norton	202 South Washington Street	—	6,105	2,839	250	6,355	2,839	9,194	(2,444)	2011
South Easton	55 Bristol Drive	—	5,638	403	2,933	8,571	403	8,974	(1,505)	2017
Sterling	15 Chocksett Road	—	10,797	1,472	—	10,797	1,472	12,269	(1,471)	2021
Stoughton	100 Campanelli Parkway	—	1,677	2,256	1,856	3,533	2,256	5,789	(1,024)	2015
Stoughton	12 Campanelli Parkway	—	909	538	438	1,347	538	1,885	(354)	2015
Westborough	35 Otis Street	—	5,511	661	23	5,534	661	6,195	(1,302)	2016
Wilmington	353 Middlesex Avenue	—	9,424	1,158	—	9,424	1,158	10,582	(363)	2024
Woburn	180 New Boston Street	—	14,836	2,123	57	14,893	2,123	17,016	(615)	2024
Woburn	41 Atlantic Avenue	—	7,502	2,265	—	7,502	2,265	9,767	(339)	2024
Michigan
Belleville	8200 Haggerty Road	—	5,993	724	616	6,609	724	7,333	(1,372)	2017
Canton	47440 Michigan Avenue	—	22,519	2,378	1,713	24,232	2,378	26,610	(3,627)	2020
Chesterfield	50501 E. Russell Schmidt	—	1,099	207	165	1,264	207	1,471	(537)	2007
Chesterfield	50371 E. Russell Schmidt	—	798	150	477	1,275	150	1,425	(567)	2007
Chesterfield	50271 E. Russell Schmidt	—	802	151	201	1,003	151	1,154	(495)	2007
Chesterfield	50900 E. Russell Schmidt	—	5,006	942	2,742	7,748	942	8,690	(3,689)	2007
Grand Rapids	5445 International Parkway	—	6,764	1,241	395	7,159	1,241	8,400	(1,015)	2020
Grand Rapids	5079 33rd Street	—	4,907	892	459	5,366	892	6,258	(759)	2022
Grand Rapids	5333 33rd Street	—	3,455	1,052	192	3,647	1,052	4,699	(665)	2022
Grand Rapids	5050 Kendrick Street, SE	—	6,725	169	1,747	8,472	169	8,641	(1,846)	2015
Holland	4757 128th Avenue	—	3,222	279	340	3,562	279	3,841	(1,133)	2012
Kentwood	4660 East Paris Avenue, SE	—	7,494	307	102	7,596	307	7,903	(1,222)	2019
Kentwood	4647 60th Street SE	—	16,933	1,256	1,928	18,861	1,256	20,117	(2,662)	2021
Kentwood	4070 East Paris Avenue	—	2,370	407	120	2,490	407	2,897	(799)	2013
Lansing	7009 West Mount Hope Highway	—	7,706	501	7,464	15,170	501	15,671	(5,641)	2011

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Lansing	2780 Sanders Road	—	3,961	580	460	4,421	580	5,001	(1,461)	2012
Lansing	5640 Pierson Highway	—	6,725	429	208	6,933	429	7,362	(2,279)	2012
Lansing	2051 South Canal Road	—	4,868	907	100	4,968	907	5,875	(1,510)	2013
Livonia	38150 Plymouth Road	—	6,168	1,390	1,471	7,639	1,390	9,029	(1,431)	2018
Livonia	38220 Plymouth Road	—	8,485	848	1,016	9,501	848	10,349	(1,783)	2018
Marshall	1511 George Brown Drive	—	953	199	130	1,083	199	1,282	(390)	2013
Novi	22925 Venture Drive	—	3,537	252	486	4,023	252	4,275	(1,310)	2012
Novi	25250 Regency Drive	—	5,638	626	63	5,701	626	6,327	(1,594)	2015
Novi	43800 Gen Mar Drive	—	16,203	1,381	925	17,128	1,381	18,509	(3,251)	2018
Plymouth	14835 Pilot Drive	—	4,338	365	250	4,588	365	4,953	(1,325)	2015
Redford	12100 Inkster Road	—	5,267	728	1,632	6,899	728	7,627	(1,331)	2017
Romulus	9800 Inkster Road	—	14,942	1,254	158	15,100	1,254	16,354	(4,352)	2018
Romulus	27651 Hildebrandt Road	—	13,987	1,080	1,542	15,529	1,080	16,609	(3,176)	2017
Sterling Heights	42600 Merrill Street	—	4,102	1,133	1,414	5,516	1,133	6,649	(2,001)	2012
Walker	2640 Northridge Drive	—	4,593	855	1,110	5,703	855	6,558	(1,915)	2011
Warren	13301 Stephens Road	—	5,497	502	206	5,703	502	6,205	(1,268)	2017
Warren	27027 Mound Road	—	17,018	1,984	69	17,087	1,984	19,071	(2,709)	2020
Warren	25295 Guenther Road	—	19,273	531	1,293	20,566	531	21,097	(2,937)	2021
Warren	7500 Tank Avenue	—	13,076	1,290	1,564	14,640	1,290	15,930	(3,407)	2016
Wixom	48238 Frank Street	—	14,433	293	—	14,433	293	14,726	(1,819)	2021
Zeeland	750 E. Riley Avenue	—	12,100	487	—	12,100	487	12,587	(3,156)	2019
Minnesota
Blaine	3705 95th Avenue NE	—	16,202	2,258	46	16,248	2,258	18,506	(2,939)	2019
Bloomington	11300 Hampshire Avenue South	—	8,096	1,702	589	8,685	1,702	10,387	(1,634)	2018
Brooklyn Park	6688 93rd Avenue North	—	11,349	1,926	17	11,366	1,926	13,292	(2,729)	2016
Brooklyn Park	9400 Decatur Drive	—	18,133	2,051	—	18,133	2,051	20,184	(715)	2024
Carlos	4750 County Road 13 NE	—	4,183	960	1,438	5,621	960	6,581	(2,010)	2011
Eagan	3355 Discovery Road	—	15,290	2,526	—	15,290	2,526	17,816	(4,031)	2019
Inver Grove Height	8450 Courthouse Boulevard	—	6,964	2,595	—	6,964	2,595	9,559	(1,067)	2021
Lakeville	21601 Galway Lane	—	31,841	5,405	—	31,841	5,405	37,246	(1,567)	2024
Maple Grove	6250 Sycamore Lane North	—	6,251	969	877	7,128	969	8,097	(1,644)	2017
Maple Grove	8175 Jefferson Highway	—	10,397	2,327	774	11,171	2,327	13,498	(2,272)	2020
Mendota Heights	1312 Northland Drive	—	10,743	1,497	—	10,743	1,497	12,240	(448)	2024
Mendota Heights	2250 Pilot Knob Road	—	3,175	1,494	1,177	4,352	1,494	5,846	(1,251)	2018
New Hope	5520 North Highway 169	—	1,669	1,919	977	2,646	1,919	4,565	(640)	2013
Newport	710 Hastings Avenue	—	8,367	1,765	—	8,367	1,765	10,132	(1,070)	2021
Oakdale	550-590 Hale Avenue North	—	5,971	647	1,004	6,975	647	7,622	(1,121)	2019
Oakdale	585-595 Hale Avenue	—	4,627	1,396	998	5,625	1,396	7,021	(989)	2018
Plymouth	9800 13th Avenue North	—	4,438	1,599	—	4,438	1,599	6,037	(823)	2018
Plymouth	6050 Nathan Lane	—	5,532	1,109	61	5,593	1,109	6,702	(989)	2019
Plymouth	6075 Trenton Lane North	—	6,919	1,569	30	6,949	1,569	8,518	(1,608)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Saint Paul	1700 Wynne Avenue	—	23,675	2,258	—	23,675	2,258	25,933	(3,233)	2021
Savage	14399 Huntington Avenue	—	3,251	3,194	1,253	4,504	3,194	7,698	(1,503)	2014
Shakopee	4241 12th Avenue East	—	11,946	2,281	—	11,946	2,281	14,227	(425)	2025
Shakopee	5101/4901 Valley Industrial Boulevard	—	11,596	584	13	11,609	584	12,193	(1,574)	2022
Shakopee	1451 Dean Lakes Trail	—	12,038	927	61	12,099	927	13,026	(1,915)	2019
South Saint Paul	411 Farwell Avenue	—	14,335	2,378	169	14,504	2,378	16,882	(2,819)	2018
Mississippi
Southaven	228 Access Drive	—	28,387	1,000	1,073	29,460	1,000	30,460	(4,568)	2020
Missouri
Berkeley	8901 Springdale Avenue	—	9,850	1,423	1,562	11,412	1,423	12,835	(1,473)	2021
Earth City	1 American Eagle Plaza	—	2,492	1,123	807	3,299	1,123	4,422	(666)	2016
Fenton	2501 & 2509 Cassens Drive	—	8,919	791	932	9,851	791	10,642	(1,556)	2019
Hazelwood	7275 Hazelwood Avenue	—	5,030	1,382	2,094	7,124	1,382	8,506	(2,715)	2011
Kansas City	4001 North Norfleet Road	—	48,342	4,239	—	48,342	4,239	52,581	(6,530)	2022
Kansas City	10410 NW Transcon Drive	—	16,651	—	—	16,651	—	16,651	(615)	2024
Kansas City	9900 NW Global Drive	—	33,113	—	—	33,113	—	33,113	(1,156)	2024
Kansas City	10500 NW Transcon Drive	—	25,994	—	—	25,994	—	25,994	(136)	2025
Kansas City	10451 NW Transcon Drive	—	12,687	—	—	12,687	—	12,687	(74)	2025
O'Fallon	6705 Keaton Corporate Parkway	—	3,238	1,233	559	3,797	1,233	5,030	(926)	2017
O'Fallon	3801 Lloyd King Drive	—	2,579	1,242	1,696	4,275	1,242	5,517	(1,469)	2011
Nebraska
Bellevue	10601 S 15th Street	—	19,491	1,691	135	19,626	1,691	21,317	(2,464)	2021
La Vista	11720 Peel Circle	—	14,679	1,232	165	14,844	1,232	16,076	(2,012)	2021
Omaha	10488 S. 136th Street	—	13,376	1,602	244	13,620	1,602	15,222	(2,412)	2019
Omaha	9995 I Street	—	3,122	572	641	3,763	572	4,335	(604)	2019
Omaha	10025 I Street	—	2,304	579	133	2,437	579	3,016	(431)	2019
Omaha	9931 South 136th Street	—	2,636	828	390	3,026	828	3,854	(544)	2021
Omaha	9950 South 134th Street	—	3,398	868	39	3,437	868	4,305	(461)	2021
Nevada
Fernley	190 Resource Drive	—	11,401	1,034	225	11,626	1,034	12,660	(1,776)	2021
Las Vegas	730 Pilot Road	—	11,655	2,615	727	12,382	2,615	14,997	(2,307)	2018
Las Vegas	3450 West Teco Avenue	—	3,102	770	80	3,182	770	3,952	(665)	2017
Paradise	4565 Wynn Road	—	4,338	949	—	4,338	949	5,287	(765)	2019
Paradise	6460 Arville Street	—	3,131	1,465	251	3,382	1,465	4,847	(615)	2019
Reno	9025 Moya Boulevard	—	3,043	1,372	832	3,875	1,372	5,247	(973)	2014
Sparks	325 E. Nugget Avenue	—	5,589	938	1,179	6,768	938	7,706	(1,690)	2017
Sparks	655 Spice Islands Drive	—	25,453	2,831	421	25,874	2,831	28,705	(1,699)	2023
New Hampshire
Londonderry	29 Jack's Bridge Road/Clark Road	—	6,249	730	339	6,588	730	7,318	(2,064)	2013
New Jersey
Branchburg	291 Evans Way	—	10,470	2,367	24	10,494	2,367	12,861	(1,599)	2019
Burlington	8 Campus Drive	—	—	3,267	16,064	16,064	3,267	19,331	(2,164)	2015

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Burlington	6 Campus Drive	—	18,708	4,030	3,022	21,730	4,030	25,760	(6,068)	2015
Franklin Township	17 & 20 Veronica Avenue	—	7,433	2,272	1,638	9,071	2,272	11,343	(2,154)	2017
Lumberton	101 Mount Holly Bypass	—	5,721	1,121	456	6,177	1,121	7,298	(1,045)	2019
Moorestown	550 Glen Avenue	—	5,627	466	230	5,857	466	6,323	(1,381)	2019
Moorestown	600 Glen Court	—	4,188	510	189	4,377	510	4,887	(750)	2019
Moorestown	11 Twosome Drive	—	9,490	1,230	201	9,691	1,230	10,921	(412)	2024
Mt. Laurel	103 Central Avenue	—	6,447	616	1,106	7,553	616	8,169	(1,043)	2020
Piscataway	100 New England Avenue	—	16,999	7,566	4,336	21,335	7,566	28,901	(998)	2023
Swedesboro	2165 Center Square Road	—	4,827	1,212	901	5,728	1,212	6,940	(1,289)	2017
Westampton	800 Highland Drive	—	20,734	3,647	8,957	29,691	3,647	33,338	(3,089)	2021
New Mexico
Santa Teresa	150 Earhardt Way	—	8,904	723	161	9,065	723	9,788	(935)	2022
New York
Buffalo	1236-50 William Street	—	2,924	146	—	2,924	146	3,070	(1,106)	2012
Cheektowaga	40-60 Industrial Parkway	—	2,699	216	990	3,689	216	3,905	(1,545)	2011
Gloversville	125 Belzano Drive	—	1,203	117	7	1,210	117	1,327	(400)	2012
Gloversville	122 Belzano Drive	—	2,455	151	238	2,693	151	2,844	(864)	2012
Gloversville	109 Belzano Drive	—	1,384	154	210	1,594	154	1,748	(513)	2012
Johnstown	123 Union Avenue	—	1,555	216	305	1,860	216	2,076	(536)	2012
Johnstown	231 Enterprise Drive	—	828	151	49	877	151	1,028	(275)	2012
Johnstown	150 Enterprise Avenue	—	1,304	140	36	1,340	140	1,480	(434)	2012
Rochester	2883 Brighton Henrietta Townline Road	—	6,607	619	1,172	7,779	619	8,398	(1,084)	2020
Rochester	1350 Scottsville Road	—	6,702	208	109	6,811	208	7,019	(1,216)	2020
Ronkonkoma	845 South 1st Street	(4,099)	6,091	1,213	147	6,238	1,213	7,451	(991)	2021
North Carolina
Catawba	3389 Catawba Industrial Place	—	8,166	1,692	—	8,166	1,692	9,858	(1,383)	2020
Charlotte	1401 Tar Heel Road	—	3,770	515	63	3,833	515	4,348	(989)	2015
Charlotte	2027 Gateway Boulevard	—	3,654	913	30	3,684	913	4,597	(920)	2018
Charlotte	3115 Beam Road	—	4,839	369	179	5,018	369	5,387	(911)	2020
Charlotte	12730 Virkler Drive	—	10,650	1,522	60	10,710	1,522	12,232	(508)	2024
Durham	3450 Hopson Road	—	64,860	7,075	—	64,860	7,075	71,935	(164)	2025
Durham	2702 Weck Drive	—	2,411	753	327	2,738	753	3,491	(724)	2015
Garner	2337 US Highway 70E	—	11,790	3,420	—	11,790	3,420	15,210	(2,030)	2020
Greensboro	719 North Regional Road	—	12,396	366	711	13,107	366	13,473	(976)	2023
Greensboro	415 Westcliff Road	—	6,383	691	208	6,591	691	7,282	(1,597)	2018
Huntersville	13201 Reese Boulevard	—	3,030	1,061	976	4,006	1,061	5,067	(1,354)	2012
Lexington	200 Woodside Drive	—	3,863	232	1,308	5,171	232	5,403	(2,002)	2011
Mebane	7412 Oakwood Street	—	4,455	481	887	5,342	481	5,823	(1,886)	2012
Mebane	7600 Oakwood Street	—	3,980	443	314	4,294	443	4,737	(1,456)	2012
Mebane	7110 E. Washington Street	—	4,782	358	2,037	6,819	358	7,177	(1,983)	2013
Mocksville	171 Enterprise Way	—	5,309	1,091	616	5,925	1,091	7,016	(1,082)	2019
Mooresville	119 Super Sport Drive	—	17,029	4,195	923	17,952	4,195	22,147	(3,858)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Mooresville	313 Mooresville Boulevard	—	6,968	701	1,835	8,803	701	9,504	(2,911)	2011
Mountain Home	199 N. Egerton Road	—	2,265	523	324	2,589	523	3,112	(668)	2014
Newton	1500 Prodelin Drive	—	3,814	732	4,807	8,621	732	9,353	(2,879)	2011
Pineville	10519 Industrial Drive	—	1,179	392	44	1,223	392	1,615	(406)	2012
Rural Hall	300 Forum Parkway	—	5,375	439	695	6,070	439	6,509	(2,248)	2011
Salisbury	990 Cedar Springs Road	—	4,211	1,535	3,008	7,219	1,535	8,754	(1,798)	2017
Smithfield	3250 Highway 70 Business West	—	4,411	613	7,219	11,630	613	12,243	(2,902)	2011
Troutman	279 & 281 Old Murdock Road	—	13,124	802	360	13,484	802	14,286	(3,490)	2018
Winston-Salem	2655 Annapolis Drive	—	9,888	610	3,560	13,448	610	14,058	(2,715)	2014
Youngsville	200 K-Flex Way	—	16,150	1,836	—	16,150	1,836	17,986	(3,855)	2018
Ohio
Bedford Heights	26801 Fargo Avenue	—	4,763	837	1,311	6,074	837	6,911	(1,544)	2017
Boardman	365 McClurg Road	—	3,473	282	1,358	4,831	282	5,113	(2,268)	2007
Canal Winchester	6200-6250 Winchester Boulevard	—	37,431	6,403	2,913	40,344	6,403	46,747	(5,156)	2021
Canal Winchester	6260-6300 Winchester Boulevard	—	19,432	3,708	430	19,862	3,708	23,570	(3,075)	2021
Canal Winchester	6215-6275 Winchester Boulevard	—	16,704	1,690	—	16,704	1,690	18,394	(854)	2024
Columbus	1605 Westbelt Drive	—	4,807	337	1,531	6,338	337	6,675	(1,194)	2017
Columbus	5330 Crosswinds Drive	—	45,112	3,410	1,141	46,253	3,410	49,663	(7,546)	2020
Columbus	200 McCormick Boulevard	—	8,960	988	77	9,037	988	10,025	(1,227)	2022
Columbus	3900-3990 Business Park Drive	—	2,725	489	593	3,318	489	3,807	(946)	2014
Dayton	2815 South Gettysburg Avenue	—	5,616	331	343	5,959	331	6,290	(1,499)	2015
Etna	8591 Mink Street SW	—	73,402	2,939	231	73,633	2,939	76,572	(12,376)	2020
Fairborn	1340 E Dayton Yellow Springs Road	—	4,788	867	635	5,423	867	6,290	(1,411)	2015
Fairfield	4275 Thunderbird Lane	—	2,409	948	1,175	3,584	948	4,532	(981)	2016
Fairfield	3840 Port Union Road	—	5,337	1,086	407	5,744	1,086	6,830	(1,819)	2018
Gahanna	1120 Morrison Road	—	3,806	1,265	4,063	7,869	1,265	9,134	(2,761)	2011
Groveport	5830 Green Pointe Drive South	—	10,346	642	2,017	12,363	642	13,005	(2,372)	2017
Hilliard	4251 Leap Road	—	6,853	550	1,870	8,723	550	9,273	(1,861)	2017
Macedonia	8295 Bavaria Drive	—	10,219	1,001	174	10,393	1,001	11,394	(1,294)	2022
Macedonia	1261 Highland Road	—	7,541	1,690	637	8,178	1,690	9,868	(2,189)	2015
Maple Heights	16645 Granite Road	—	4,357	922	—	4,357	922	5,279	(705)	2021
Mason	7258 Innovation Way	—	4,307	673	—	4,307	673	4,980	(1,220)	2014
North Jackson	500 South Bailey Road	—	4,001	1,528	2,269	6,270	1,528	7,798	(1,578)	2013
North Jackson	382 Rosemont Road	—	5,777	486	3,174	8,951	486	9,437	(2,868)	2011
Oakwood Village	26350 Broadway	—	2,773	343	473	3,246	343	3,589	(802)	2015
Salem	800 Pennsylvania Avenue	—	6,849	858	2,297	9,146	858	10,004	(4,128)	2006
Sharonville	12110 Champion Way	—	16,975	1,385	—	16,975	1,385	18,360	(51)	2025
Streetsboro	9777 Mopar Drive	—	4,909	2,161	1,157	6,066	2,161	8,227	(2,220)	2011
Strongsville	14450 Foltz Industrial Parkway	—	16,431	1,315	—	16,431	1,315	17,746	(2,230)	2021
Strongsville	12930 Darice Parkway	—	5,583	491	963	6,546	491	7,037	(2,169)	2014
Toledo	1800 Jason Street	—	6,296	213	—	6,296	213	6,509	(2,059)	2012

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Twinsburg	8601 Independence Parkway	—	19,731	3,855	—	19,731	3,855	23,586	(3,225)	2020
Twinsburg	7990 Bavaria Road	—	6,437	590	7,021	13,458	590	14,048	(3,449)	2007
Union	1925 Union Airpark Boulevard	—	43,618	3,987	—	43,618	3,987	47,605	(472)	2025
West Chester	9696 International Boulevard	—	8,182	936	270	8,452	936	9,388	(1,873)	2016
West Chester	8778-8910 Le Saint Drive	—	42,704	1,565	304	43,008	1,565	44,573	(2,564)	2024
West Jefferson	1550 West Main Street	—	70,213	2,015	75	70,288	2,015	72,303	(15,591)	2019
Oklahoma
Oklahoma City	4949 Southwest 20th Street	—	1,820	746	194	2,014	746	2,760	(572)	2016
Oklahoma City	5101 South Council Road	—	8,960	1,614	1,466	10,426	1,614	12,040	(3,252)	2015
Tulsa	11607 E. 43rd Street North	—	8,242	966	—	8,242	966	9,208	(2,976)	2015
Tulsa	10757 East Ute Street	—	7,167	644	125	7,292	644	7,936	(1,437)	2020
Oregon
Beaverton	5805 SW 107th Avenue	—	10,602	2,463	53	10,655	2,463	13,118	(812)	2023
Beaverton	5807 SW 107th Avenue	—	4,936	1,237	—	4,936	1,237	6,173	(384)	2023
North Plains	28925 NW Union Road	—	1,888	4,778	25,289	27,177	4,778	31,955	(399)	2024
Salem	4060 Fairview Industrial Drive	—	3,039	599	963	4,002	599	4,601	(1,519)	2011
Salem	4050 Fairview Industrial Drive	—	1,372	266	562	1,934	266	2,200	(799)	2011
Sherwood	20707 SW Wildrose Place	—	14,014	1,315	—	14,014	1,315	15,329	(758)	2024
Wilsonville	9400 SW Barber Street	—	10,142	696	411	10,553	696	11,249	(1,040)	2022
Pennsylvania
Allentown	6670 Grant Way	—	9,937	1,237	487	10,424	1,237	11,661	(745)	2023
Allentown	6690 Grant Way	—	11,721	1,535	66	11,787	1,535	13,322	(828)	2023
Allentown	7132 Daniels Drive	—	6,745	1,962	2,130	8,875	1,962	10,837	(2,948)	2014
Burgettstown	157 Starpointe Boulevard	—	23,416	1,248	598	24,014	1,248	25,262	(5,500)	2019
Charleroi	200 Simko Boulevard	—	9,849	935	136	9,985	935	10,920	(1,796)	2018
Clinton	2300 Sweeney Drive	—	18,020	—	25	18,045	—	18,045	(3,873)	2017
Clinton	2251 Sweeney Drive	—	12,007	—	—	12,007	—	12,007	(2,361)	2018
Clinton	2400 Sweeney Drive Extension	—	16,188	—	2,920	19,108	—	19,108	(3,314)	2018
Clinton	1200 Clifford Ball Drive	—	10,524	—	—	10,524	—	10,524	(1,817)	2020
Clinton	1111 Clifford Ball Drive	—	5,668	—	—	5,668	—	5,668	(997)	2020
Clinton	1300 Clifford Ball Drive	—	18,152	—	—	18,152	—	18,152	(3,051)	2020
Clinton	1100 Clifford Ball Drive	—	40,282	—	945	41,227	—	41,227	(5,567)	2022
Croydon	3001 State Road	—	4,308	829	5,234	9,542	829	10,371	(592)	2018
Elizabethtown	11 and 33 Industrial Road	—	5,052	1,000	674	5,726	1,000	6,726	(1,629)	2014
Export	1003 Corporate Lane	—	5,180	667	210	5,390	667	6,057	(864)	2019
Hazleton	69 Green Mountain Road	—	43,571	4,995	1,063	44,634	4,995	49,629	(6,710)	2021
Imperial	200 Solar Drive	—	22,025	1,762	—	22,025	1,762	23,787	(4,194)	2019
Kulpsville	1510 Gehman Road	—	10,390	3,171	137	10,527	3,171	13,698	(984)	2023
Lancaster	2919 Old Tree Drive	—	4,042	1,520	1,687	5,729	1,520	7,249	(1,491)	2015
Langhorne	2151 Cabot Boulevard West	—	3,546	1,370	1,863	5,409	1,370	6,779	(899)	2016
Langhorne	2201 Cabot Boulevard West	—	2,677	1,308	427	3,104	1,308	4,412	(796)	2016
Langhorne	121 Wheeler Court	—	6,327	1,884	2,035	8,362	1,884	10,246	(2,348)	2016

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Langhorne	1 Cabot Boulevard East	—	3,751	1,155	83	3,834	1,155	4,989	(641)	2020
Lebanon	1 Keystone Drive	—	3,784	1,380	1,048	4,832	1,380	6,212	(1,003)	2017
Mechanicsburg	6350 Brackbill Boulevard	—	4,787	1,482	2,860	7,647	1,482	9,129	(1,920)	2014
Mechanicsburg	6360 Brackbill Boulevard	—	6,586	1,800	1,058	7,644	1,800	9,444	(2,119)	2014
Mechanicsburg	245 Salem Church Road	—	7,462	1,452	2,771	10,233	1,452	11,685	(2,362)	2014
Muhlenberg Township	171-173 Tuckerton Road	—	13,784	843	3,367	17,151	843	17,994	(5,793)	2012
New Galilee	1750 Shenango Road	—	24,483	1,127	354	24,837	1,127	25,964	(3,978)	2019
New Kensington	115 Hunt Valley Road	—	8,898	177	—	8,898	177	9,075	(1,698)	2018
New Kingstown	6 Doughten Road	—	8,074	2,041	594	8,668	2,041	10,709	(2,465)	2014
O'Hara Township	100 Papercraft Park	—	18,158	1,435	7,440	25,598	1,435	27,033	(9,153)	2012
Reading	2001 Centre Avenue	—	5,020	1,708	1,554	6,574	1,708	8,282	(1,512)	2016
Warrendale	410-426 Keystone Drive	—	11,442	1,853	786	12,228	1,853	14,081	(2,206)	2018
York	2925 East Market Street	—	13,818	2,152	381	14,199	2,152	16,351	(3,030)	2017
York	57 Grumbacher Road	—	14,541	966	28	14,569	966	15,535	(2,893)	2018
York	420 Emig Road	—	7,219	869	47	7,266	869	8,135	(1,238)	2019
York	915 Woodland View Drive	—	5,754	1,139	247	6,001	1,139	7,140	(983)	2021
York	2800 Concord Road	—	21,154	1,478	1,526	22,680	1,478	24,158	(3,171)	2021
South Carolina
Columbia	128 Crews Drive	—	5,171	783	287	5,458	783	6,241	(1,768)	2016
Duncan	110 Hidden Lakes Circle	—	10,981	1,002	3,450	14,431	1,002	15,433	(5,163)	2012
Duncan	112 Hidden Lakes Circle	—	6,739	709	1,586	8,325	709	9,034	(3,208)	2012
Duncan	175 Spartangreen Boulevard	—	12,390	936	89	12,479	936	13,415	(1,710)	2021
Fountain Inn	107 Southchase Boulevard	—	7,946	766	672	8,618	766	9,384	(1,884)	2018
Fountain Inn	141 Southchase Boulevard	—	12,806	1,878	9,084	21,890	1,878	23,768	(3,770)	2017
Fountain Inn	111 Southchase Boulevard	—	4,260	719	95	4,355	719	5,074	(1,423)	2016
Gaffney	50 Peachview Boulevard	—	4,001	1,233	2,505	6,506	1,233	7,739	(1,595)	2017
Goose Creek	6 Corporate Parkway	—	28,353	4,459	—	28,353	4,459	32,812	(4,926)	2019
Greer	8 Shelter Drive	—	4,939	681	3,478	8,417	681	9,098	(2,535)	2018
Greer	1000 Robinson Road	—	25,631	849	—	25,631	849	26,480	(2,864)	2021
Greer	1817 East Poinsett Street	—	—	3,674	49,357	49,357	3,674	53,031	(1,079)	2022
Greer	1809 East Poinsett Street	—	—	1,885	24,128	24,128	1,885	26,013	(552)	2022
Greer	129 Metro Court	—	1,376	129	450	1,826	129	1,955	(557)	2015
Greer	149 Metro Court	—	1,664	128	724	2,388	128	2,516	(661)	2015
Greer	153 Metro Court	—	430	153	155	585	153	738	(222)	2015
Greer	154 Metro Court	—	2,841	306	1,831	4,672	306	4,978	(1,222)	2015
Laurens	103 Cherry Blossom Drive	—	3,854	151	52	3,906	151	4,057	(991)	2015
Piedmont	1100 Piedmont Highway	—	3,891	231	548	4,439	231	4,670	(1,210)	2015
Piedmont	1102 Piedmont Highway	—	1,984	158	47	2,031	158	2,189	(532)	2015
Piedmont	1104 Piedmont Highway	—	1,894	204	74	1,968	204	2,172	(494)	2015
Piedmont	513 Old Griffin Road	—	9,036	797	2,022	11,058	797	11,855	(2,261)	2018
Piedmont	1610 Old Grove Road	—	16,478	1,971	730	17,208	1,971	19,179	(2,971)	2019
Piedmont	100 Exchange Logistics Park Drive	—	25,151	569	1,001	26,152	569	26,721	(3,088)	2022

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Piedmont	119 Matrix Parkway	—	13,886	331	362	14,248	331	14,579	(1,652)	2022
Rock Hill	2751 Commerce Drive, Unit C	—	6,146	1,411	1,601	7,747	1,411	9,158	(2,198)	2016
Rock Hill	1953 Langston Street	—	3,982	1,095	984	4,966	1,095	6,061	(1,179)	2017
Simpsonville	101 Harrison Bridge Road	—	2,960	957	3,661	6,621	957	7,578	(2,416)	2012
Simpsonville	103 Harrison Bridge Road	—	3,364	470	1,114	4,478	470	4,948	(1,714)	2012
Simpsonville	1312 Old Stage Road	—	24,200	1,454	3,428	27,628	1,454	29,082	(6,610)	2018
Spartanburg	5675 North Blackstock Road	—	13,452	1,867	6,123	19,575	1,867	21,442	(3,734)	2016
Spartanburg	5679 North Blackstock Road	—	—	—	344	344	—	344	(4)	2016
Spartanburg	950 Brisack Road	—	3,250	342	2,360	5,610	342	5,952	(1,479)	2014
Spartanburg	2071 Fryml Drive	—	7,288	663	241	7,529	663	8,192	(1,400)	2019
Spartanburg	2171 Fryml Drive	—	4,116	530	143	4,259	530	4,789	(733)	2019
Spartanburg	2010 Nazareth Church Road	—	16,373	895	745	17,118	895	18,013	(3,750)	2019
Spartanburg	150-160 National Avenue	—	5,797	493	2,428	8,225	493	8,718	(2,574)	2012
Summerville	105 Eastport Lane	—	4,710	1,157	534	5,244	1,157	6,401	(1,041)	2019
Wellford	462 Casual Drive	—	16,147	2,588	1,155	17,302	2,588	19,890	(1,365)	2023
Wellford	452 Casual Drive	—	16,187	2,548	4,623	20,810	2,548	23,358	(608)	2023
West Columbia	185 McQueen Street	—	6,808	715	2,355	9,163	715	9,878	(3,156)	2013
West Columbia	610 Kelsey Court	—	9,152	488	—	9,152	488	9,640	(2,078)	2016
West Columbia	825 Bistline Drive	—	8,640	240	1,050	9,690	240	9,930	(2,114)	2017
West Columbia	810 Bistline Drive	—	10,881	564	—	10,881	564	11,445	(2,331)	2019
West Columbia	1000 Technology Drive	—	23,567	1,422	5	23,572	1,422	24,994	(3,806)	2019
West Columbia	842 Bistline Drive	—	12,723	1,217	1,749	14,472	1,217	15,689	(2,300)	2021
West Columbia	222 Old Wire Road	—	3,878	551	2,301	6,179	551	6,730	(2,100)	2016
Tennessee
Chattanooga	1800 Crutchfield Street Building A	—	2,085	187	127	2,212	187	2,399	(556)	2015
Chattanooga	1800 Crutchfield Street Building B	—	4,251	380	84	4,335	380	4,715	(1,148)	2015
Chattanooga	1295 Stuart Street	—	7,113	424	2,626	9,739	424	10,163	(2,223)	2015
Cleveland	4405 Michigan Avenue Road NE	—	3,161	554	1,175	4,336	554	4,890	(1,402)	2011
Clinton	1330 Carden Farm Drive	—	2,930	403	241	3,171	403	3,574	(948)	2015
Jackson	1094 Flex Drive	—	2,250	230	2,671	4,921	230	5,151	(1,289)	2012
Knoxville	2525 Quality Drive	—	2,842	447	541	3,383	447	3,830	(852)	2015
Knoxville	2522 and 2526 Westcott Boulevard	—	4,730	472	806	5,536	472	6,008	(1,027)	2018
Knoxville	5700 Casey Drive	—	6,847	1,117	996	7,843	1,117	8,960	(1,266)	2019
Lebanon	535 Maddox-Simpson Parkway	—	13,858	468	1,432	15,290	468	15,758	(2,443)	2019
Lebanon	675 Maddox-Simpson Parkway	—	5,891	519	213	6,104	519	6,623	(783)	2021
Lebanon	575 Maddox-Simpson Parkway	—	—	549	24,903	24,903	549	25,452	(343)	2019
Loudon	1700 Elizabeth Lee Parkway	—	3,372	170	2,137	5,509	170	5,679	(1,412)	2015
Madison	538 Myatt Drive	—	2,790	1,655	19,879	22,669	1,655	24,324	(3,633)	2011
Mascot	9575 Commission Drive	—	2,827	284	112	2,939	284	3,223	(728)	2016
Mascot	2122 Holston Bend Drive	—	3,120	385	8,294	11,414	385	11,799	(1,604)	2013
Memphis	7625 Appling Center Drive	—	13,463	539	31	13,494	539	14,033	(1,742)	2022
Memphis	4880 East Tuggle Road	—	38,524	2,501	2,176	40,700	2,501	43,201	(6,637)	2019

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Murfreesboro	1975 Joe B. Jackson Parkway	—	9,617	2,206	469	10,086	2,206	12,292	(1,192)	2022
Murfreesboro	941 Esther Lane		11,289	3,867	—	11,289	3,867	15,156	(30)	2025
Murfreesboro	540 New Salem Road	—	2,358	722	700	3,058	722	3,780	(723)	2014
Nashville	3258 Ezell Pike	—	3,411	547	304	3,715	547	4,262	(1,163)	2013
Vonore	90 Deer Crossing Road	—	7,821	2,355	2,219	10,040	2,355	12,395	(3,038)	2011
Texas
Arlington	3311 Pinewood Drive	—	2,374	413	385	2,759	413	3,172	(1,287)	2007
Arlington	401 N. Great Southwest Parkway	—	5,767	1,246	1,445	7,212	1,246	8,458	(2,597)	2012
Cedar Hill	1650 U.S. Highway 67	—	9,992	4,066	2,395	12,387	4,066	16,453	(3,096)	2016
Conroe	16548 Donwick Drive	—	20,995	1,853	1,631	22,626	1,853	24,479	(4,984)	2018
El Paso	32 Celerity Wagon	—	3,269	—	264	3,533	—	3,533	(776)	2017
El Paso	48 Walter Jones Boulevard	—	9,194	—	1,234	10,428	—	10,428	(1,964)	2017
El Paso	1601 Northwestern Drive	—	8,575	1,248	1,024	9,599	1,248	10,847	(2,823)	2014
El Paso	6500 N. Desert Boulevard	—	7,126	1,124	1,188	8,314	1,124	9,438	(2,211)	2014
El Paso	1550 Northwestern Drive	—	13,388	1,854	2,433	15,821	1,854	17,675	(4,929)	2014
El Paso	1701 Northwestern Drive	—	9,527	1,581	2,694	12,221	1,581	13,802	(3,411)	2014
El Paso	7801 Northern Pass Road	—	5,230	1,136	—	5,230	1,136	6,366	(1,497)	2015
El Paso	12285 Gateway Boulevard West	—	22,548	1,725	—	22,548	1,725	24,273	(2,887)	2021
El Paso	9571 Pan American Drive	—	9,382	1,101	153	9,535	1,101	10,636	(1,029)	2022
El Paso	9555 Plaza Circle	—	4,666	626	146	4,812	626	5,438	(638)	2022
El Paso	9494 Escobar Drive	—	8,529	701	164	8,693	701	9,394	(910)	2022
El Paso	47 Butterfield Circle	—	2,827	—	2,435	5,262	—	5,262	(1,682)	2012
Garland	2901 W. Kingsley Road	—	4,911	1,344	3,661	8,572	1,344	9,916	(2,457)	2014
Grapevine	2402 Esters Boulevard	—	9,522	—	145	9,667	—	9,667	(1,369)	2021
Grapevine	2400 Esters Boulevard	—	15,029	—	301	15,330	—	15,330	(2,143)	2021
Houston	18601 Intercontinental Crossing Drive	—	8,744	1,505	—	8,744	1,505	10,249	(2,366)	2019
Houston	9302 Ley Road	—	8,683	1,236	310	8,993	1,236	10,229	(1,549)	2019
Houston	10343 Ella Boulevard	—	16,586	1,747	—	16,586	1,747	18,333	(2,855)	2019
Houston	4949 Windfern Road	—	7,610	2,255	578	8,188	2,255	10,443	(3,128)	2013
Houston	7300 Airport Boulevard	—	7,730	2,546	6,834	14,564	2,546	17,110	(2,878)	2016
Houston	13627 West Hardy	—	4,163	1,502	—	4,163	1,502	5,665	(893)	2017
Houston	868 Pear Street	—	4,836	953	—	4,836	953	5,789	(1,038)	2017
Houston	14620 Henry Road	—	6,702	927	112	6,814	927	7,741	(1,476)	2017
Houston	7049 Brookhollow West Drive	—	9,154	809	684	9,838	809	10,647	(1,861)	2018
Houston	10401 S. Sam Houston Parkway	—	9,368	1,108	608	9,976	1,108	11,084	(1,805)	2019
Humble	7491 Rankin Road		36,135	5,807	—	36,135	5,807	41,942	(345)	2025
Humble	18727 Kenswick Drive	—	11,493	2,255	10,104	21,597	2,255	23,852	(4,203)	2019
Irving	2450 Valley View Lane	—	15,312	5,976	1,833	17,145	5,976	23,121	(1,111)	2023
Katy	1800 North Mason Road	—	7,571	2,192	—	7,571	2,192	9,763	(1,863)	2019
Katy	21601 Park Row Drive	—	3,224	1,655	34	3,258	1,655	4,913	(522)	2019
Laredo	13710 IH 35 Frontage Road	—	13,847	2,538	—	13,847	2,538	16,385	(3,218)	2019
Laredo	13808 Humphrey Road	—	9,037	1,535	2,235	11,272	1,535	12,807	(2,343)	2017

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
McAllen	5601 West Military Highway	—	13,341	818	1,612	14,953	818	15,771	(2,208)	2020
Mission	802 Trinity Street	—	11,986	1,882	682	12,668	1,882	14,550	(2,554)	2018
Rockwall	3400 Discovery Boulevard	—	14,561	2,683	1	14,562	2,683	17,245	(3,322)	2017
Socorro	11320 Gateway Boulevard East	—	27,752	4,430	1,165	28,917	4,430	33,347	(1,380)	2024
Stafford	13720 Stafford Road	—	6,353	339	41	6,394	339	6,733	(1,419)	2017
Waco	101 Apron Road	—	1,394	—	1,151	2,545	—	2,545	(1,102)	2011
Utah
Salt Lake City	3175 West 500 South	—	26,292	3,939	1,170	27,462	3,939	31,401	(889)	2024
Virginia
Chester	2001 Ware Bottom Spring Road	—	2,890	775	—	2,890	775	3,665	(819)	2014
Fredericksburg	2031 International Parkway	—	15,235	2,182	—	15,235	2,182	17,417	(1,648)	2022
Harrisonburg	4500 Early Road	—	11,003	1,455	1,918	12,921	1,455	14,376	(4,169)	2012
Independence	One Compair Way	—	1,994	226	688	2,682	226	2,908	(684)	2012
Norfolk	4555 Progress Road	—	7,990	1,259	—	7,990	1,259	9,249	(863)	2022
North Chesterfield	8001 Greenpine Road	—	5,697	1,599	942	6,639	1,599	8,238	(1,080)	2019
Richmond	5250 Klockner Drive	—	3,111	819	1,236	4,347	819	5,166	(681)	2020
Washington
Ridgefield	6111 S. 6th Way	—	9,159	2,307	780	9,939	2,307	12,246	(1,801)	2019
Wisconsin
Appleton	1919 W. College Avenue	—	5,757	261	636	6,393	261	6,654	(906)	2021
Caledonia	1343 27th Street	—	3,113	225	—	3,113	225	3,338	(621)	2018
Cudahy	5831 S. Pennsylvania Avenue	—	4,313	1,427	—	4,313	1,427	5,740	(566)	2020
De Pere	2191 American Boulevard	—	5,671	525	101	5,772	525	6,297	(1,951)	2012
DeForest	505-507 Stokely Drive	—	5,119	1,131	870	5,989	1,131	7,120	(1,447)	2016
Delavan	329 Hallberg Street	—	1,807	127	253	2,060	127	2,187	(300)	2019
Delavan	1714 Hobbs Drive	—	4,419	241	89	4,508	241	4,749	(722)	2019
East Troy	2761 Buell Drive	—	4,826	304	205	5,031	304	5,335	(1,433)	2014
Elkhorn	390 Koopman Lane	—	3,328	210	—	3,328	210	3,538	(573)	2019
Franklin	5215 W Airways Avenue	—	8,193	1,551	—	8,193	1,551	9,744	(1,334)	2021
Germantown	N117 W18456 Fulton Drive	—	5,782	442	—	5,782	442	6,224	(1,060)	2018
Germantown	N106 W13131 Bradley Way	—	3,104	359	346	3,450	359	3,809	(670)	2018
Germantown	N102 W19400 Willow Creek Way	—	10,908	1,175	—	10,908	1,175	12,083	(2,659)	2018
Germantown	11900 N. River Lane	—	5,226	1,186	1,462	6,688	1,186	7,874	(1,462)	2014
Hartland	500 North Shore Drive	—	4,271	1,526	—	4,271	1,526	5,797	(1,031)	2016
Hudson	2700 Harvey Street	—	7,684	683	6	7,690	683	8,373	(1,243)	2020
Janesville	2929 Venture Drive	—	16,377	828	1,197	17,574	828	18,402	(5,461)	2013
Kenosha	9625 55th Street	—	3,643	797	711	4,354	797	5,151	(1,143)	2016
Madison	4718 Helgesen Drive	—	6,009	609	531	6,540	609	7,149	(1,328)	2017
Madison	4722 Helgesen Drive	—	4,316	444	39	4,355	444	4,799	(883)	2017
Mayville	605 Fourth Street	—	4,118	547	623	4,741	547	5,288	(2,407)	2007
Mukwonago	115 Hill Court	—	13,808	1,872	—	13,808	1,872	15,680	(323)	2025
Mukwonago	103 Hill Court	—	10,791	1,478	219	11,010	1,478	12,488	(1,563)	2021

			Initial Cost to STAG Industrial, Inc.			Gross Amounts at Which Carried at December 31, 2025
State & City	Address	Encumbrances(1)	Building & Improvements(2)	Land(3)	Costs Capitalized Subsequent to Acquisition and Valuation Provision	Building & Improvements	Land	Total	Accumulated Depreciation(4)	Year Acquired
Muskego	S64 W15660 Commerce Center Parkway	—	5,140	393	154	5,294	393	5,687	(950)	2020
New Berlin	16250 West Woods Edge Drive	—	15,917	277	—	15,917	277	16,194	(2,897)	2019
New Berlin	16555 W. Smalls Road	—	20,176	955	—	20,176	955	21,131	(2,473)	2021
New Berlin	5600 S. Moorland Road	—	6,220	1,068	269	6,489	1,068	7,557	(1,944)	2013
Oak Creek	525 West Marquette Avenue	—	3,982	526	100	4,082	526	4,608	(733)	2018
Oak Creek	7475 South 6th Street	—	5,769	805	464	6,233	805	7,038	(1,332)	2018
Pewaukee	W288 N2801 Duplainville Road	—	5,744	841	1,001	6,745	841	7,586	(1,347)	2018
Pewaukee	W277 N2837 Duplainville Road	—	4,055	439	304	4,359	439	4,798	(754)	2018
Pleasant Prairie	8901 102nd Street	—	4,615	523	713	5,328	523	5,851	(1,028)	2018
Sun Prairie	1615 Commerce Drive	—	5,809	2,360	4,415	10,224	2,360	12,584	(3,597)	2011
Sussex	W251 N5350 Business Drive	—	13,026	1,212	15	13,041	1,212	14,253	(775)	2024
West Allis	2207 S. 114th Street	—	1,617	462	2,338	3,955	462	4,417	(1,163)	2015
West Allis	2075 S. 114th Street	—	1,713	444	1,866	3,579	444	4,023	(886)	2015
West Allis	2145 S. 114th Street	—	777	252	1,051	1,828	252	2,080	(566)	2015
West Allis	2025 S. 114th Street	—	890	251	838	1,728	251	1,979	(454)	2015
Yorkville	13900 West Grandview Parkway	—	4,790	416	323	5,113	416	5,529	(1,478)	2014
Developments in Process
Lenexa, KS	14100 Marshall Drive	—	—	—	618	618	—	618	—	2014
Shepherdsville, KY	650 Park Loop Road	—	1,281	4,216	24,752	26,033	4,216	30,249	—	2025
Dayton, OH	11355 Dog Leg Road	—	288	2,656	7,337	7,625	2,656	10,281	—	2025
Concord, NC	2745 Piedmont Commerce Street SW	—	910	3,553	17,970	18,880	3,553	22,433	—	2024
Concord, NC	2735 Piedmont Commerce Street SW	—	910	3,553	19,097	20,007	3,553	23,560	—	2024
Reno, NV	6980 Resource Drive	—	—	1,896	9,575	9,575	1,896	11,471	—	2024
Reno, NV	14003 Mount Anderson Street	—	—	8,959	27,052	27,052	8,959	36,011	—	2024
	Total(5)(6)	$(4,099)	$5,856,867	$811,569	$856,535	$6,713,402	$811,569	$7,524,971	$(1,119,931)
(1)Balance excludes the net unamortized balance of fair market value discount of approximately $0.1 million.
(2)The initial costs of buildings and improvements is the acquisition costs and non-cash transfers of acquired other assets to initial cost of building and improvements, less asset impairment write-downs and disposals of building and tenant improvements.
(3)Represents values at acquisition date less any impairments.
(4)Depreciation expense is computed using the straight-line method based on the following estimated useful lives.

Description	Estimated Useful Life
Building	40 Years
Building and land improvements (maximum)	20 Years
Tenant improvements	Shorter of useful life or terms of related lease
(5)As of December 31, 2025, the aggregate cost for federal income tax purposes of investments in real estate was approximately $8.5 billion.

(6)The following table summarizes our real estate and accumulated depreciation per Schedule III for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Real Estate and Accumulated Depreciation (in thousands)	2025	2024	2023
Real Estate:
Balance at beginning of period	$7,152,780	$6,459,001	$6,123,295
Additions during period
Acquisitions	399,197	628,052	304,057
Improvements, etc.	207,295	184,586	105,112
Other additions	—	—	—
Deductions during period
Cost of real estate sold	(91,190)	(109,313)	(66,565)
Write-off of fully depreciated assets	(142,223)	(4,579)	(3,930)
Asset impairments and involuntary conversion	(888)	(4,967)	(2,968)
Balance at the end of the period	$7,524,971	$7,152,780	$6,459,001
Accumulated Depreciation:
Balance at beginning of period	$1,085,866	$921,846	$764,809
Additions during period
Depreciation and amortization expense	199,605	185,711	177,358
Other additions	—	—	—
Deductions during period
Disposals	(165,540)	(21,691)	(20,321)
Balance at the end of the period	$1,119,931	$1,085,866	$921,846