Form 10-Q
period 2026-03-31
STAG Industrial, Inc.
filed 2026-04-28
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of common stock outstanding at April 27, 2026 was 191,205,055.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Rental Property:
Land	$815,587	$811,569
Buildings and improvements, net of accumulated depreciation of $1,165,447 and $1,119,931, respectively	5,617,747	5,593,471
Deferred leasing intangibles, net of accumulated amortization of $444,797 and $425,502, respectively	383,337	394,967
Total rental property, net	6,816,671	6,800,007
Cash and cash equivalents	8,856	14,910
Restricted cash	30,298	85,973
Tenant accounts receivable	161,353	156,458
Prepaid expenses and other assets	111,143	104,484
Interest rate swaps	15,578	13,529
Operating lease right-of-use assets	32,155	32,708
Assets held for sale, net	7,512	—
Total assets	$7,183,566	$7,208,069
Liabilities and Equity
Liabilities:
Unsecured credit facility	$200,000	$262,000
Unsecured term loans, net	1,021,630	1,021,341
Unsecured notes, net	1,967,381	1,966,994
Mortgage note, net	3,926	3,980
Accounts payable, accrued expenses and other liabilities	127,629	135,397
Interest rate swaps	460	1,310
Tenant prepaid rent and security deposits	62,546	59,225
Dividends and distributions payable	75,631	24,187
Deferred leasing intangibles, net of accumulated amortization of $35,894 and $34,098, respectively	23,597	25,566
Operating lease liabilities	36,542	37,040
Total liabilities	3,519,342	3,537,040
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at March 31, 2026 and December 31, 2025; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at March 31, 2026 and December 31, 2025, 191,201,600 and 191,005,261 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,912	1,910
Additional paid-in capital	4,616,147	4,616,888
Cumulative dividends in excess of earnings	(1,047,089)	(1,034,954)
Accumulated other comprehensive income	14,697	11,853
Total stockholders’ equity	3,585,667	3,595,697
Noncontrolling interest in operating partnership	74,567	71,342
Noncontrolling interest in joint ventures	3,990	3,990
Total equity	3,664,224	3,671,029
Total liabilities and equity	$7,183,566	$7,208,069

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenue
Rental income	$223,848	$205,362
Other income	359	212
Total revenue	224,207	205,574
Expenses
Property	47,316	43,678
General and administrative	13,855	13,306
Depreciation and amortization	78,594	73,900
Other expenses	438	572
Total expenses	140,203	131,456
Other income (expense)
Interest and other income	96	5
Interest expense	(35,885)	(32,529)
Gain on involuntary conversion	—	1,855
Gain on the sales of rental property, net	15,099	49,913
Total other income (expense)	(20,690)	19,244
Net income	63,314	93,362
Less: income attributable to noncontrolling interest in operating partnership	1,315	1,964
Net income attributable to STAG Industrial, Inc.	61,999	91,398
Less: amount allocated to participating securities	38	58
Net income attributable to common stockholders	$61,961	$91,340

Weighted average common shares outstanding — basic	190,996	186,468
Weighted average common shares outstanding — diluted	191,238	186,758

Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.32	$0.49
Net income per share attributable to common stockholders — diluted	$0.32	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Net income	$63,314	$93,362
Other comprehensive income (loss):
Income (loss) on interest rate swaps	2,904	(10,981)
Other comprehensive income (loss)	2,904	(10,981)
Comprehensive income	66,218	82,381
Income attributable to noncontrolling interest	(1,315)	(1,964)
Other comprehensive (income) loss attributable to noncontrolling interest	(60)	231
Comprehensive income attributable to STAG Industrial, Inc.	$64,843	$80,648

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Three months ended March 31, 2026
Balance, December 31, 2025	$—	191,005,261	$1,910	$4,616,888	$(1,034,954)	$11,853	$3,595,697	$71,342	$3,990	$3,671,029
Proceeds from sales of common stock, net	—	—	—	(244)	—	—	(244)	—	—	(244)
Dividends and distributions, net ($0.39 per share/unit)	—	—	—	—	(74,091)	—	(74,091)	(1,629)	—	(75,720)
Non-cash compensation activity, net	—	23,931	—	(3,212)	(43)	—	(3,255)	6,196	—	2,941
Redemption of common units to common stock	—	172,408	2	3,244	—	—	3,246	(3,246)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(529)	—	—	(529)	529	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,844	2,844	60	—	2,904
Net income	—	—		—	61,999	—	61,999	1,315	—	63,314
Balance, March 31, 2026	$—	191,201,600	$1,912	$4,616,147	$(1,047,089)	$14,697	$3,585,667	$74,567	$3,990	$3,664,224
Three months ended March 31, 2025
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	—	(165)	—	—	(165)	—	—	(165)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(69,508)	—	(69,508)	(1,651)	—	(71,159)
Non-cash compensation activity, net	—	41,343	—	(3,578)	(24)	—	(3,602)	6,215	—	2,613
Redemption of common units to common stock	—	53,360	1	988	—	—	989	(989)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	938	—	—	938	(938)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	874	874
Other comprehensive loss	—	—	—	—	—	(10,750)	(10,750)	(231)	—	(10,981)
Net income	—	—	—	—	91,398	—	91,398	1,964	—	93,362
Balance, March 31, 2025	$—	186,612,226	$1,866	$4,448,147	$(1,007,891)	$24,829	$3,466,951	$74,302	$2,399	$3,543,652

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$63,314	$93,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,594	73,900
Gain on involuntary conversion	—	(1,855)
Non-cash portion of interest expense	1,371	1,301
Amortization of above and below market leases, net	(509)	(584)
Straight-line rent adjustments, net	(6,550)	(4,190)
Gain on the sales of rental property, net	(15,099)	(49,913)
Non-cash compensation expense	3,474	3,192
Change in assets and liabilities:
Tenant accounts receivable	207	(1,943)
Prepaid expenses and other assets	(12,707)	(9,230)
Accounts payable, accrued expenses and other liabilities	2,024	(4,647)
Tenant prepaid rent and security deposits	3,321	4,147
Total adjustments	54,126	10,178
Net cash provided by operating activities	117,440	103,540
Cash flows from investing activities:
Additions of land and buildings and improvements	(41,326)	(46,325)
Acquisitions of land and buildings and improvements	(69,488)	(36,745)
Proceeds from sales of rental property, net	29,573	63,834
Acquisition deposits, net	450	450
Acquisitions of deferred leasing intangibles	(11,225)	(6,140)
Net cash used in investing activities	(92,016)	(24,926)
Cash flows from financing activities:
Proceeds from unsecured credit facility	168,000	489,000
Repayment of unsecured credit facility	(230,000)	(386,000)
Repayment of unsecured notes	—	(100,000)
Repayment of mortgage notes	(57)	(55)
Payment of loan fees and costs	—	(5)
Proceeds from sales of common stock, net	(177)	(159)
Dividends and distributions	(24,275)	(70,960)
Income taxes paid on vested equity compensation	(644)	(649)
Contributions from noncontrolling interest in joint ventures	—	874
Net cash used in financing activities	(87,153)	(67,954)
Increase (decrease) in cash and cash equivalents and restricted cash	(61,729)	10,660
Cash and cash equivalents and restricted cash—beginning of period	100,883	37,393
Cash and cash equivalents and restricted cash—end of period	$39,154	$48,053
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $825 and $781 for 2026 and 2025, respectively	$15,341	$19,875
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$—	$(342)
Acquisitions of deferred leasing intangibles	$—	$(58)
Additions to building and other capital improvements from involuntary conversion	$—	$(1,855)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$8,887	$1,255
Additions to building and other capital improvements from non-cash compensation	$(111)	$(70)
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(67)	$(58)
Dividends and distributions accrued	$75,631	$23,668
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2026 and December 31, 2025, the Company owned 98.0% and 98.1%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2026, the Company owned 601 industrial buildings in 41 states with approximately 120.3 million rentable square feet.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories, such as depreciation and amortization of real estate assets, property operating expenses, and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating ASU 2024-03 to determine the impact on its financial statement disclosures.

Restricted Cash

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the accompanying Consolidated Balance Sheets to amounts reported on the accompanying Consolidated Statements of Cash Flows.

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$8,856	$14,910
Restricted cash	30,298	85,973
Total cash and cash equivalents and restricted cash	$39,154	$100,883

Uncertain Tax Positions

As of March 31, 2026 and December 31, 2025, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of March 31, 2026 and December 31, 2025.

Rental Property (in thousands)	March 31, 2026	December 31, 2025
Land	$815,587	$811,569
Buildings, net of accumulated depreciation of $885,907 and $855,290, respectively	4,792,953	4,785,314
Tenant improvements, net of accumulated depreciation of $46,338 and $43,997, respectively	47,302	45,922
Building and land improvements, net of accumulated depreciation of $233,202 and $220,644, respectively	628,147	613,864
Construction in progress	149,345	148,371
Deferred leasing intangibles, net of accumulated amortization of $444,797 and $425,502, respectively	383,337	394,967
Total rental property, net	$6,816,671	$6,800,007

Acquisitions

The following table summarizes the Company’s acquisitions during the three months ended March 31, 2026. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	$80,713
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the three months ended March 31, 2026 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Three Months Ended March 31, 2026
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$7,256
Buildings	56,108
Tenant improvements	2,326
Building and land improvements	3,798
Deferred leasing intangibles - in-place leases	8,685	12.4
Deferred leasing intangibles - tenant relationships	2,540	16.4
Total purchase price	$80,713

Dispositions

The following table summarizes the Company’s dispositions during the three months ended March 31, 2026. The dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Three months ended March 31, 2026
Number of buildings	1
Building square feet (in millions)	0.6
Proceeds from sales of rental property, net	$29,573
Net book value	$14,474
Gain on the sales of rental property, net	$15,099

The following table summarizes the results of operations for the three months ended March 31, 2026 and 2025 for the buildings sold during the three months ended March 31, 2026, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended March 31,
Sales of rental property, net (dollars in thousands)	2026	2025
Sold buildings contribution to net income(1)	$4	$492
(1) Exclusive of gain on the sales of rental property, net.

Assets Held for Sale

As of March 31, 2026, the related land and building and improvements, net, of approximately $0.9 million and $6.6 million, respectively, for one building were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. The building is anticipated to be sold to a third-party within one year.

Variable Interest Entities

The buildings acquired through reverse like-kind exchanges agreements pursuant to Section 1031 of the Code during the year ended December 31, 2025, were completed during the three months ended March 31, 2026, and as such the Company is now the legal owner of the entities. Accordingly, these entities are no longer deemed variable interest entities as of March 31, 2026.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$71,534	$(43,167)	$28,367	$71,657	$(41,824)	$29,833
Other intangible lease assets	756,600	(401,630)	354,970	748,812	(383,678)	365,134
Total deferred leasing intangible assets	$828,134	$(444,797)	$383,337	$820,469	$(425,502)	$394,967

Below market leases	$59,491	$(35,894)	$23,597	$59,664	$(34,098)	$25,566
Total deferred leasing intangible liabilities	$59,491	$(35,894)	$23,597	$59,664	$(34,098)	$25,566

The following table summarizes the impact to rental income and amortization expense for the amortization of deferred leasing intangibles during the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Deferred Leasing Intangibles Amortization (in thousands)	2026	2025
Net increase to rental income related to above and below market lease amortization	$503	$578
Amortization expense related to other intangible lease assets	$21,389	$21,094

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of March 31, 2026 and December 31, 2025.

	Principal Outstanding
Indebtedness (dollars in thousands)	March 31, 2026	December 31, 2025	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$200,000	$262,000	Term SOFR + 0.775%	3.4
Unsecured term loans	1,025,000	1,025,000	3.59%	2.9
Unsecured notes	1,975,000	1,975,000	4.84%	5.2
Mortgage note	4,042	4,099	3.71%	13.5
Total / weighted average	$3,204,042	$3,266,099	4.42%	4.3
(1)Interest rate as of March 31, 2026. At March 31, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.6648%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of March 31, 2026, and assumes that any extension options that are exercisable at the discretion of the Company, subject to certain terms and conditions, have been exercised.

The aggregate undrawn nominal commitment on the unsecured credit facility as of March 31, 2026 was approximately $796.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $30.3 million and $11.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Costs Included in Interest Expense (in thousands)	2026	2025
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,371	$1,301
Facility, unused, and other fees	$435	$435

Financial Covenant Considerations

The Company was in compliance with applicable restrictions and financial and other covenants as of March 31, 2026 and December 31, 2025 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $6.9 million and $7.0 million at March 31, 2026 and December 31, 2025, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$200,000	$200,000	$262,000	$262,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,975,000	1,916,138	1,975,000	1,937,338
Mortgage note	4,042	3,223	4,099	3,306
Total principal amount	3,204,042	$3,144,361	3,266,099	$3,227,644
Unamortized fair market value discount	(116)		(119)
Total unamortized deferred financing fees and debt issuance costs	(10,989)		(11,665)
Total carrying value	$3,192,937		$3,254,315

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

As of March 31, 2026, the Company had 18 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective.

The following table summarizes the fair value of the interest rate swaps as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Balance Sheet Line Item (in thousands)	Effective Notional Amount	Fair Value	Effective Notional Amount	Fair Value
Interest rate swaps-gross asset	$825,000	$15,578	$825,000	$13,529
Interest rate swaps-gross liability	$200,000	$(460)	$200,000	$(1,310)

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $8.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Effect of Cash Flow Hedge Accounting (in thousands)	2026	2025
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$5,943	$(5,104)
Income reclassified from accumulated other comprehensive income into income as interest expense	$3,039	$5,877
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$35,885	$32,529

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2026, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of March 31, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements as of March 31, 2026 Using
Balance Sheet Line Item (in thousands)	Fair Value March 31, 2026	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$15,578	$—	$15,578	$—
Interest rate swaps-gross liability	$(460)	$—	$(460)	$—

		Fair Value Measurements as of December 31, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$13,529	$—	$13,529	$—
Interest rate swaps-gross liability	$(1,310)	$—	$(1,310)	$—

6. Equity

Common Stock

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of March 31, 2026. There was no activity for the ATM common stock offering program during the three months ended March 31, 2026, except for the shares sold on a forward basis, as discussed below.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)
2025 $750 million ATM(1)	February 13, 2025	$750,000
(1)The ATM common stock offering program was originally implemented on February 17, 2022, and had an initial maximum aggregate offering price of $750 million. On February 13, 2025, following the filing of a new shelf registration statement, the Company carried forward the ATM common stock offering program to the new registration statement, at which time the remaining maximum aggregate offering price (that is, the amount carried forward) was less than $750 million.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months ended March 31, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2025	—	$—
New forward sale agreements	160,441	6,145	$38.30	$37.92	$0.38
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2026	160,441	$6,145
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

The Company initially does not receive any proceeds from the sales of shares on a forward basis. The Company may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, generally the Company may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates.

Restricted Stock-Based Compensation

The Company granted restricted shares of common stock under the 2011 Plan on January 8, 2026 to certain employees of the Company, which will vest over four years in equal installments on January 1 of each year beginning on January 1, 2027, subject to the recipient’s continued employment.

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the three months ended March 31, 2026.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	110,832	$35.99
Granted	39,540	$37.93
Vested(1)	(44,498)	$37.48
Forfeited	(7,113)	$35.74
Balance at March 31, 2026	98,761	$36.11
(1)The Company repurchased and retired 16,166 restricted shares of common stock that vested during the three months ended March 31, 2026.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2026 was approximately $2.9 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Vested Restricted Shares of Common Stock	2026	2025
Vested restricted shares of common stock	44,498	51,100
Fair value of vested restricted shares of common stock (in thousands)	$1,636	$1,728

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the three months ended March 31, 2026.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2025	2,373,111	1,416,596	3,789,707	1.9%
Granted/Issued	358,885	—	358,885
Forfeited	—	—	—
Conversions from LTIP units to Other Common Units	(172,408)	172,408	—
Redemptions from Other Common Units to common stock	—	(172,408)	(172,408)
Balance at March 31, 2026	2,559,588	1,416,596	3,976,184	2.0%

The Company granted LTIP units under the 2011 Plan on January 8, 2026 to non-employee, independent directors, which vest in equal quarterly installments over one year, with the first vesting date having been March 31, 2026, subject to the recipient’s continued service.

The Company granted LTIP units under the 2011 Plan on January 8, 2026 to certain executive officers and senior employees of the Company, which will vest in equal quarterly installments over four years, with the first vesting date having been March 31, 2026, subject to the recipient’s continued employment.

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

The following table summarizes the assumptions used in valuing such LTIP units granted during the three months ended March 31, 2026.

LTIP Units
Grant date	January 8, 2026
Expected term (years)	10
Expected stock price volatility	22.0%
Expected dividend yield	4.0%
Risk-free interest rate	3.56%
Fair value of LTIP units at issuance (in thousands)	$5,210
LTIP units at issuance	146,268
Fair value unit price per LTIP unit at issuance	$35.62

The following table summarizes activity related to the Company’s unvested LTIP units during the three months ended March 31, 2026.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2025	166,252	$33.39
Granted	358,885	$35.62
Vested	(249,208)	$35.46
Forfeited	—	$—
Balance at March 31, 2026	275,929	$34.42

The unrecognized compensation expense associated with the Company’s LTIP units at March 31, 2026 was approximately $8.8 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Noncontrolling Interest in Joint Ventures

At March 31, 2026, the Company held a 97.4% interest in a joint venture located in Reno, Nevada, a 95.1% interest in a joint venture located in Concord, North Carolina, and a 97.1% interest in a joint venture located in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $4.0 million at March 31, 2026, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

8. Equity Incentive Plan

On January 8, 2026, the compensation committee of the board of directors approved and the Company granted performance units under the 2011 Plan to the executive officers and certain key employees of the Company. The terms of the performance units granted on January 8, 2026 are substantially the same as the 2025 performance units, except that the measuring period commenced on January 1, 2026 and ends on December 31, 2028.

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

The following table summarizes the assumptions used in valuing the performance units granted during the three months ended March 31, 2026.

Performance Units
Grant date	January 8, 2026
Expected stock price volatility	21.8%
Expected dividend yield	4.0%
Risk-free interest rate	3.5586%
Fair value of performance units grant (in thousands)	$7,241

The unrecognized compensation expense associated with the Company’s performance units at March 31, 2026 was approximately $12.4 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Non-Cash Compensation Expense (in thousands)	2026	2025
Restricted shares of common stock	$292	$394
LTIP units	1,317	1,108
Performance units	1,656	1,482
Director compensation(1)	197	198
Total non-cash compensation expense	$3,462	$3,182
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three months ended March 31, 2026 and 2025. The number of shares of common stock granted was calculated based on the trailing ten-day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Rental Income (in thousands)	2026	2025
Fixed lease payments	$170,082	$156,782
Variable lease payments	46,652	43,759
Straight-line rental income	6,611	4,243
Net increase to rental income related to above and below market lease amortization	503	578
Total rental income	$223,848	$205,362

As of March 31, 2026 and December 31, 2025, the Company had accrued rental income of approximately $145.0 million and $139.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of March 31, 2026 and December 31, 2025, the Company’s total liability associated with lease security deposits was approximately $25.7 million and $26.3 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 0.2 years to 56.5 years. Certain ground leases contain options to extend the leases for 10 years to 20 years, all of which are reasonably certain to be exercised and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

Operating Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	37.9	37.6
Weighted average discount rate	7.0%	7.0%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Operating Lease Cost (in thousands)	2026	2025
Operating lease cost included in property expense attributable to ground leases	$771	$697
Operating lease cost included in general and administrative expense attributable to corporate office leases	433	430
Total operating lease cost	$1,204	$1,127

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Operating Leases (in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,128	$1,057

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of March 31, 2026.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2026	$2,391
2027	2,574
2028	2,616
2029	2,583
2030	2,561
Thereafter	107,916
Total lease payments	120,641
Less: Imputed interest	(84,099)
Present value of operating lease liabilities	$36,542
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
Earnings Per Share (in thousands, except per share data)	2026	2025
Numerator
Net income attributable to common stockholders	$61,961	$91,340
Denominator
Weighted average common shares outstanding — basic	190,996	186,468
Effect of dilutive securities(1)
Share-based compensation	241	290
Shares issuable under forward sale agreements	1	—
Weighted average common shares outstanding — diluted	191,238	186,758
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.32	$0.49
Net income per share attributable to common stockholders — diluted	$0.32	$0.49
(1)During the three months ended March 31, 2026 and 2025, there were approximately 99 and 115 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of March 31, 2026 related to construction projects and certain other agreements.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Forward-looking statements in this report include, among others, statements about our future financial condition, results of operations, capitalization rates on future acquisitions, our business strategy and objectives, including our acquisition strategy, occupancy and leasing rates and trends, and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•the factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated elsewhere in this report, including those set forth under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
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
•potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as the novel coronavirus disease, and other potentially catastrophic events such as acts of war and/or terrorism (including the ongoing conflict between Ukraine and Russia and the conflict between Israel/the United States and Iran, the risk of such conflicts widening and the related impact on market volatility and macroeconomic conditions as a result of such conflicts);
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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of March 31, 2026 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of March 31, 2026, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Factors That May Influence Future Results of Operations

Our ability to increase revenues or cash flow will depend in part on our (i) external growth, specifically acquisition activity, and (ii) internal growth, specifically occupancy and rental rates on our portfolio, as well as development activity. A variety of other factors, including those noted below, also affect our future results of operations.

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, technology (e.g. artificial intelligence), and geopolitical tensions, including ongoing military conflicts in the Middle East. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. In 2025, U.S. real gross domestic product grew 2.1% compared to 2.8% in 2024. Labor conditions softened in 2025 and the first quarter of 2026, with the unemployment rate edging up to 4.3% by March 2026 from 4.1% in December 2024. In the first quarter of 2026, the Federal Open Market Committee maintained a federal funds target range of 3.5% to 3.75%. Going forward, the general consensus among economists is a higher risk of recession or stagflation. Trade policies, geopolitical tensions, and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates. Given the current uncertainty and events discussed above, our acquisition activity to date in 2026 has been slow relative to our historical acquisition pace.

On the other hand, demographic/consumer trends, geopolitical uncertainty and recent legislation supporting U.S. infrastructure may accelerate trends that support stronger long-term demand for industrial space, including:

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

Overall, demand across the industrial market is gradually recovering toward the long-term average. Vacancy and availability rates are near historical standards in many markets. The supply pipeline remains active, albeit lower volume and more notably concentrated in build-to-suits. Speculative construction starts remain low as a result of both moderate demand and volatile capital markets.

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

The following table summarizes the Operating Portfolio leases that commenced during the three months ended March 31, 2026. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended March 31, 2026
New Leases	1,450,043	$5.88	$6.52	$2.80	35.5%	61.0%	8.4	$0.44
Renewal Leases	4,546,157	$5.95	$6.33	$1.19	16.9%	33.7%	5.7	$0.17
Total/weighted average	5,996,200	$5.93	$6.38	$1.58	20.9%	39.6%	6.3	$0.23
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

Additionally, for the three months ended March 31, 2026, leases commenced totaling 181,024 related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 8% of our total annualized base rental revenue will expire during the period from April 1, 2026 to March 31, 2027, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period April 1, 2026 to March 31, 2027, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of March 31, 2026, plus available space, for each of the ten calendar years beginning with 2026 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	5,864,350	—%	$—	—%
Month-to-month leases	3	566,827	0.5%	3,541	0.5%
Remainder of 2026(1)	49	4,960,095	4.3%	30,328	4.4%
2027	124	15,317,723	13.4%	89,907	12.9%
2028	127	15,575,754	13.6%	92,402	13.3%
2029	120	18,507,400	16.2%	111,790	16.1%
2030	108	15,211,412	13.3%	98,495	14.2%
2031	103	15,032,576	13.1%	87,940	12.7%
2032	43	7,882,241	6.9%	47,284	6.8%
2033	28	4,566,420	4.0%	27,810	4.0%
2034	17	3,762,343	3.3%	26,468	3.8%
2035	23	5,950,484	5.2%	37,237	5.4%
Thereafter	24	7,077,461	6.2%	40,955	5.9%
Total	769	120,275,086	100.0%	$694,157	100.0%
(1)Leases previously scheduled to expire in 2026, totaling approximately 12.1 million square feet, have been amended to extend their lease expiration date as of March 31, 2026. These leases are excluded from 2026 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three months ended March 31, 2026.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	$80,713
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.

Portfolio Dispositions
During the three months ended March 31, 2026, we sold one building comprised of approximately 0.6 million rentable square feet with a net book value of approximately $14.5 million to third parties. Net proceeds from the sales of rental property were approximately $29.6 million and we recognized the full gain on the sales of rental property, net, of approximately $15.1 million for the three months ended March 31, 2026.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of March 31, 2026.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.2%
Greenville, SC	5.5%
Minneapolis, MN	4.1%
Pittsburgh, PA	3.8%
Columbus, OH	3.7%
Detroit, MI	3.6%
South Central, PA	2.9%
Philadelphia, PA	2.9%
Kansas City, MO	2.9%
Boston, MA	2.7%
Houston, TX	2.5%
El Paso, TX	2.2%
Milwaukee, WI	2.2%
Raleigh, NC	2.1%
Charlotte, NC	1.8%
Indianapolis, IN	1.8%
Cincinnati, OH	1.8%
Cleveland, OH	1.7%
Sacramento, CA	1.5%
Nashville, TN	1.3%
Total	59.2%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of March 31, 2026.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.1%
Containers & Packaging	7.2%
Machinery	6.6%
Trading Companies & Distribution (Industrial Goods)	6.0%
Automobile Components	5.8%
Commercial Services & Supplies	5.6%
Distributors (Consumer Goods)	4.8%
Building Products	4.1%
Broadline Retail	3.4%
Consumer Staples Distribution	3.4%
Electrical Equipment	3.0%
Specialty Retail	2.9%
Media	2.9%
Household Durables	2.6%
Beverages	2.4%
Food Products	2.3%
Electronic Equip, Instruments	2.2%
Chemicals	1.9%
Construction & Engineering	1.8%
Ground Transportation	1.6%
Total	81.6%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of March 31, 2026.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.8%
Schneider Electric USA, Inc.	3	1.0%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.8%
International Paper Company	4	0.8%
DSV Solutions, LLC	4	0.8%
CHEP USA	6	0.8%
Penguin Random House LLC	1	0.7%
KUEHNE+NAGEL INC.	1	0.7%
Central PS&S Holdings, LLC	1	0.7%
Tempur Sealy International Inc.	2	0.7%
The Coca-Cola Company	3	0.7%
Iron Mountain Information Management	6	0.7%
Hachette Book Group, Inc.	1	0.6%
DHL Supply Chain	5	0.6%
Kenco Logistic Services, LLC	3	0.6%
Penske Truck Leasing Co. LP	3	0.6%
FedEx Corporation	4	0.6%
Lippert Component Manufacturing	3	0.6%
WestRock Company	5	0.6%
Total	70	16.3%
(1) Includes tenants, guarantors, and/or non-guarantor parents.

Critical Accounting Policies

See “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates.

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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service on or after January 1, 2025. On March 31, 2026, we owned 569 industrial buildings consisting of approximately 111.8 million square feet and representing approximately 93.0% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.2% to 96.6% as of March 31, 2026 compared to 97.8% as of March 31, 2025.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended March 31, 2026 and 2025 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended March 31, 2026 and 2025 with respect to the buildings acquired and sold on or after January 1, 2025, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Change
	2026	2025	$	%	2026	2025	2026	2025	2026	2025	$	%
Revenue
Operating revenue
Rental income	$207,392	$199,550	$7,842	3.9%	$11,118	$3,793	$5,338	$2,019	$223,848	$205,362	$18,486	9.0%
Other income	78	188	(110)	(58.5)%	15	—	266	24	359	212	147	69.3%
Total operating revenue	207,470	199,738	7,732	3.9%	11,133	3,793	5,604	2,043	224,207	205,574	18,633	9.1%
Expenses
Property	43,171	41,881	1,290	3.1%	2,084	1,180	2,061	617	47,316	43,678	3,638	8.3%
Net operating income(1)	$164,299	$157,857	$6,442	4.1%	$9,049	$2,613	$3,543	$1,426	176,891	161,896	14,995	9.3%
Other expenses
General and administrative									13,855	13,306	549	4.1%
Depreciation and amortization									78,594	73,900	4,694	6.4%
Other expenses									438	572	(134)	(23.4)%
Total other expenses									92,887	87,778	5,109	5.8%
Total expenses									140,203	131,456	8,747	6.7%
Other income (expense)
Interest and other income									96	5	91	1,820.0%
Interest expense									(35,885)	(32,529)	(3,356)	10.3%
Gain on involuntary conversion									—	1,855	(1,855)	(100.0)%
Gain on the sales of rental property, net									15,099	49,913	(34,814)	(69.7)%
Total other income (expense)									(20,690)	19,244	(39,934)	(207.5)%
Net income									$63,314	$93,362	$(30,048)	(32.2)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $30.0 million, or 32.2%, to approximately $63.3 million for the three months ended March 31, 2026 compared to approximately $93.4 million for the three months ended March 31, 2025.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $7.8 million, or 3.9%, to approximately $207.4 million for the three months ended March 31, 2026 compared to approximately $199.6 million for the three months ended March 31, 2025.

Same store lease income increased by approximately $6.5 million, or 4.0%, to approximately $167.2 million for the three months ended March 31, 2026 compared to approximately $160.7 million for the three months ended March 31, 2025. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $8.9 million. The increase was partially offset by the reduction of base rent of approximately $2.2 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.2 million.

Same store other billings increased by approximately $1.3 million, or 3.3%, to approximately $40.2 million for the three months ended March 31, 2026 compared to approximately $38.9 million for the three months ended March 31, 2025. Approximately $0.8 million was due to an increase in real estate taxes levied by the taxing authority. Additionally, there was an increase of approximately $0.5 million in expense reimbursements, which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $1.3 million, or 3.1%, to approximately $43.2 million for the three months ended March 31, 2026 compared to approximately $41.9 million for the three months ended March 31, 2025. The increase was due to increases in other expenses, repairs and maintenance, utility expense, and real estate tax expense of approximately $0.7 million, $0.5 million, $0.3 million, and $0.2 million, respectively. These increases were partially offset by a reduction of insurance expense of approximately $0.3 million and snow removal expense of $0.2 million

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2025, we acquired 14 buildings consisting of approximately 4.5 million square feet and sold 12 buildings consisting of approximately 2.8 million square feet. For the three months ended March 31, 2026 and 2025, the buildings acquired after January 1, 2025 contributed approximately $8.9 million and $0.4 million to NOI, respectively. For the three months ended March 31, 2026 and 2025, the buildings sold after January 1, 2025 contributed approximately $0.1 million and $2.2 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

Other Net Operating Income

Other assets include our Value Add Portfolio, buildings classified as held for sale, and Operating Portfolio buildings with expansions placed in service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025. Other NOI also includes termination, solar, and other income adjustments from buildings in our same store portfolio.

For a detailed reconciliation of our other NOI to net income, see the table above.

These buildings contributed approximately $2.8 million and $1.0 million to NOI for the three months ended March 31, 2026 and 2025, respectively. Additionally, there was approximately $0.7 million and $0.4 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended March 31, 2026 and 2025, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, and other expenses.

Total other expenses increased approximately $5.1 million, or 5.8%, to approximately $92.9 million for the three months ended March 31, 2026 compared to approximately $87.8 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in depreciation and amortization of approximately $4.7 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after March 31, 2025.

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

Total other income (expense) decreased approximately $39.9 million, or 207.5%, to approximately $20.7 million total other expense for the three months ended March 31, 2026 compared to approximately $19.2 million of other income for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in the gain on the sale of rental property, net, of approximately $34.8 million, as well as an increase in interest expense of approximately $3.4 million, which was primarily attributable to the issuance of $550.0 million of unsecured notes on June 25, 2025. Additionally, there was a decrease in the gain on involuntary conversion of approximately $1.9 million that occurred during the three months ended March 31, 2025, which did not occur during the three months ended March 31, 2026.

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

	Three months ended March 31,
Reconciliation of Net Income to FFO (in thousands)	2026	2025
Net income	$63,314	$93,362
Rental property depreciation and amortization	78,509	73,814
Gain on the sales of rental property, net	(15,099)	(49,913)
FFO	126,724	117,263
Amount allocated to restricted shares of common stock and unvested units	(145)	(167)
FFO attributable to common stockholders and unit holders	$126,579	$117,096

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended March 31,
Reconciliation of Net Income to NOI (in thousands)	2026	2025
Net income	$63,314	$93,362
General and administrative	13,855	13,306
Depreciation and amortization	78,594	73,900
Interest and other income	(96)	(5)
Interest expense	35,885	32,529
Gain on involuntary conversion	—	(1,855)
Other expenses	438	572
Gain on the sales of rental property, net	(15,099)	(49,913)
Net operating income	$176,891	$161,896

Cash Flows

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table summarizes our cash flows for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three months ended March 31,		Change
Cash Flows (dollars in thousands)	2026	2025	$	%
Net cash provided by operating activities	$117,440	$103,540	$13,900	13.4%
Net cash used in investing activities	$92,016	$24,926	$67,090	269.2%
Net cash used in financing activities	$87,153	$67,954	$19,199	28.3%

Net cash provided by operating activities increased approximately $13.9 million to approximately $117.4 million for the three months ended March 31, 2026 compared to approximately $103.5 million for the three months ended March 31, 2025. The increase was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased approximately $67.1 million to approximately $92.0 million for the three months ended March 31, 2026 compared to approximately $24.9 million for the three months ended March 31, 2025. The increase was primarily attributable to a decrease in proceeds from sale of rental property, net of approximately $34.3 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, as well as an increase in the acquisition of rental property of approximately $37.8 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was partially offset by a decrease in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $5.0 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net cash used in financing activities increased approximately $19.2 million to approximately $87.2 million for the three months ended March 31, 2026 compared to approximately $68.0 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in net cash outflow of approximately $165.0 million under our unsecured credit facility during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was partially offset by the repayment of unsecured notes of $100.0 million during the three months ended March 31, 2025, which did not occur during the three months ended March 31, 2026. The increase was also partially offset by a decrease of approximately $46.7 million in dividends and distributions paid, which was attributable to our change in 2026 to quarterly dividend payments, compared to monthly dividend payments in 2025.

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

As of March 31, 2026, we had total immediate liquidity of approximately $805.7 million, comprised of approximately $8.9 million of cash and cash equivalents and approximately $796.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2026.

Indebtedness (dollars in thousands)	Principal Outstanding March 31, 2026	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$200,000	Term SOFR + 0.775%	3.4
Unsecured term loans	1,025,000	3.59%	2.9
Unsecured notes	1,975,000	4.84%	5.2
Mortgage note	4,042	3.71%	13.5
Total / weighted average	$3,204,042	4.42%	4.3
(1)Interest rate as of March 31, 2026. At March 31, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.6648%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of March 31, 2026 , and assumes that any extension options that are exercisable at our discretion, subject to certain terms and conditions, have been exercised

The aggregate undrawn nominal commitments on our unsecured credit facility as of March 31, 2026 was approximately $796.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2026, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of March 31, 2026.

Debt Capital Structure	March 31, 2026
Total principal outstanding (in thousands)	$3,204,042
Weighted average duration (years)	4.3
% Secured debt	0.1%
% Debt maturing next 12 months	9.4%
Net Debt to Real Estate Cost Basis(1)	38.1%
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

Equity

Common Stock

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity for the ATM common stock offering program during the three months ended March 31, 2026, except for the shares sold on a forward basis, as discussed below.

The following table summarizes our ATM common stock offering program as of March 31, 2026.

ATM Common Stock Offering Program	Date	Maximum Aggregate Offering Price (in thousands)
2025 $750 million ATM(1)	February 13, 2025	$750,000
(1) The ATM common stock offering program was originally implemented on February 17, 2022, and had an initial maximum aggregate offering price of $750 million. On February 13, 2025, following the filing of a new shelf registration statement, we carried forward the ATM common stock offering program to the new registration statement, at which time the remaining maximum aggregate offering price (that is, the amount carried forward) was less than $750 million.

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months March 31, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Forward Sale Agreements Outstanding at December 31, 2025	—	$—
New forward sale agreements	160,441	6,145	$38.30	$37.92	$0.38
Forward sale agreements settled	—	—
Forward Sale Agreements Outstanding at March 31, 2026	160,441	$6,145
(1)Upon a forward sale, the equity distribution agent typically earns a sales commission of 1% of the gross sales price.

We initially do not receive any proceeds from the sales of shares on a forward basis. We may physically settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point we would receive the proceeds net of certain costs; provided, however, generally we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates.

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of March 31, 2026, we owned approximately 98.0% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.0%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At March 31, 2026, we held a 97.4% interest in a joint venture located in Reno, Nevada, a 95.1% interest in a joint venture located in Concord, North Carolina, and a 97.1% interest in a joint venture located in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of March 31, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of March 31, 2026, 14 of our interest rate swaps outstanding were in an asset position of approximately $15.6 million and four of our interest rate swaps were in a liability position of approximately $0.5 million, including any adjustment for nonperformance risk related to these agreements.

As of March 31, 2026, we had approximately $1,225.0 million of variable rate debt. As of March 31, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of March 31, 2026, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of March 31, 2026, we had no other material off-balance sheet arrangements.

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

As of March 31, 2026, we had $1,225.0 million of variable rate debt outstanding. As of March 31, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $200.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $200.0 million on our unsecured credit facility for the three months ended March 31, 2026, our interest expense would have increased by approximately $0.5 million for the three months ended March 31, 2026.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2026, the Operating Partnership issued 172,408 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended March 31, 2026, we issued 172,408 shares of common stock upon redemption of 172,408 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended March 31, 2026, if any, have previously been disclosed in filings with the SEC.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	17,470	$36.85	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	—	$—	—	$—
Total/weighted average	17,470	$36.85	—	$—
(1) Reflects shares surrendered to the Company for payment of tax withholdings obligations in connection with the vesting of shares of common stock issued pursuant to the 2011 Plan. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended March 31, 2026, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit Number	Description of Document
4.1 *	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAG INDUSTRIAL, INC.

Date: April 28, 2026	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)