Form 10-Q
period 2026-06-30
STAG Industrial, Inc.
filed 2026-07-28
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

100 Federal Street
29th Floor
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

The number of shares of common stock outstanding at July 27, 2026 was 192,808,329.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Rental Property:
Land	$848,814	$811,569
Buildings and improvements, net of accumulated depreciation of $1,213,281 and $1,119,931, respectively	5,818,778	5,593,471
Deferred leasing intangibles, net of accumulated amortization of $458,083 and $425,502, respectively	401,767	394,967
Total rental property, net	7,069,359	6,800,007
Cash and cash equivalents	65,886	14,910
Restricted cash	670	85,973
Tenant accounts receivable	161,064	156,458
Prepaid expenses and other assets	115,064	104,484
Interest rate swaps	19,191	13,529
Operating lease right-of-use assets	31,596	32,708
Assets held for sale, net	14,165	—
Total assets	$7,476,995	$7,208,069
Liabilities and Equity
Liabilities:
Unsecured credit facility	$449,000	$262,000
Unsecured term loans, net	1,021,854	1,021,341
Unsecured notes, net	1,967,768	1,966,994
Mortgage note, net	3,870	3,980
Accounts payable, accrued expenses and other liabilities	129,600	135,397
Interest rate swaps	2	1,310
Tenant prepaid rent and security deposits	59,754	59,225
Dividends and distributions payable	76,239	24,187
Deferred leasing intangibles, net of accumulated amortization of $34,309 and $34,098, respectively	23,616	25,566
Operating lease liabilities	36,037	37,040
Total liabilities	3,767,740	3,537,040
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at June 30, 2026 and December 31, 2025; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at June 30, 2026 and December 31, 2025, 192,803,274 and 191,005,261 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,928	1,910
Additional paid-in capital	4,679,282	4,616,888
Cumulative dividends in excess of earnings	(1,068,884)	(1,034,954)
Accumulated other comprehensive income	18,690	11,853
Total stockholders’ equity	3,631,016	3,595,697
Noncontrolling interest in operating partnership	74,249	71,342
Noncontrolling interest in joint ventures	3,990	3,990
Total equity	3,709,255	3,671,029
Total liabilities and equity	$7,476,995	$7,208,069

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Rental income	$223,528	$207,438	$447,376	$412,800
Other income	841	155	1,200	367
Total revenue	224,369	207,593	448,576	413,167
Expenses
Property	45,028	40,403	92,344	84,081
General and administrative	13,543	12,901	27,398	26,207
Depreciation and amortization	82,246	74,473	160,840	148,373
Loss on impairment	—	888	—	888
Other expenses	455	(58)	893	514
Total expenses	141,272	128,607	281,475	260,063
Other income (expense)
Interest and other income	65	3	161	8
Interest expense	(37,495)	(33,618)	(73,380)	(66,147)
Gain on involuntary conversion	—	—	—	1,855
Gain on the sales of rental property, net	8,346	5,692	23,445	55,605
Total other income (expense)	(29,084)	(27,923)	(49,774)	(8,679)
Net income	54,013	51,063	117,327	144,425
Less: income attributable to noncontrolling interest in operating partnership	1,096	1,058	2,411	3,022
Net income attributable to STAG Industrial, Inc.	52,917	50,005	114,916	141,403
Less: amount allocated to participating securities	39	42	77	87
Net income attributable to common stockholders	$52,878	$49,963	$114,839	$141,316

Weighted average common shares outstanding — basic	191,180	186,535	191,088	186,502
Weighted average common shares outstanding — diluted	191,332	186,910	191,285	186,834

Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.28	$0.27	$0.60	$0.76
Net income per share attributable to common stockholders — diluted	$0.28	$0.27	$0.60	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$54,013	$51,063	$117,327	$144,425
Other comprehensive income (loss):
Income (loss) on interest rate swaps	4,076	(7,021)	6,980	(18,002)
Other comprehensive income (loss)	4,076	(7,021)	6,980	(18,002)
Comprehensive income	58,089	44,042	124,307	126,423
Income attributable to noncontrolling interest	(1,096)	(1,058)	(2,411)	(3,022)
Other comprehensive (income) loss attributable to noncontrolling interest	(83)	146	(143)	377
Comprehensive income attributable to STAG Industrial, Inc.	$56,910	$43,130	$121,753	$123,778

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
		Shares	Par Amount
Three months ended June 30, 2026
Balance, March 31, 2026	$—	191,201,600	$1,912	$4,616,147	$(1,047,089)	$14,697	$3,585,667	$74,567	$3,990	$3,664,224
Proceeds from sales of common stock, net	—	1,562,682	16	59,645	—	—	59,661	—	—	59,661
Dividends and distributions, net ($0.39 per share/unit)	—	—	—	—	(74,712)	—	(74,712)	(1,655)	—	(76,367)
Non-cash compensation activity, net	—	5,334	—	2,347	—	—	2,347	1,301	—	3,648
Redemption of common units to common stock	—	33,658	—	631	—	—	631	(631)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	512	—	—	512	(512)	—	—
Other comprehensive income	—	—	—	—	—	3,993	3,993	83	—	4,076
Net income	—	—		—	52,917	—	52,917	1,096	—	54,013
Balance, June 30, 2026	$—	192,803,274	$1,928	$4,679,282	$(1,068,884)	$18,690	$3,631,016	$74,249	$3,990	$3,709,255
Three months ended June 30, 2025
Balance, March 31, 2025	$—	186,612,226	$1,866	$4,448,147	$(1,007,891)	$24,829	$3,466,951	$74,302	$2,399	$3,543,652
Proceeds from sales of common stock, net	—	—	—	(254)	—	—	(254)	—	—	(254)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	—	(69,530)	—	(69,530)	(1,502)	—	(71,032)
Non-cash compensation activity, net	—	5,854	—	2,207	—	—	2,207	1,108	—	3,315
Redemption of common units to common stock	—	73,194	1	1,359	—	—	1,360	(1,360)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	1,013	—	—	1,013	(1,013)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	—	936	936
Other comprehensive loss	—	—	—	—	—	(6,875)	(6,875)	(146)	—	(7,021)
Net income	—	—	—	—	50,005	—	50,005	1,058	—	51,063
Balance, June 30, 2025	$—	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
Six months ended June 30, 2026
Balance, December 31, 2025	$—	191,005,261	$1,910	$4,616,888	$(1,034,954)	$11,853	$3,595,697	$71,342	$3,990	$3,671,029
Proceeds from sales of common stock, net	—	1,562,682	16	59,401	—	—	59,417	—	—	59,417
Dividends and distributions, net ($0.78 per share/unit)	—	—	—	—	(148,803)	—	(148,803)	(3,284)	—	(152,087)
Non-cash compensation activity, net	—	29,265	—	(865)	(43)	—	(908)	7,497	—	6,589
Redemption of common units to common stock	—	206,066	2	3,875	—	—	3,877	(3,877)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	(17)	—	—	(17)	17	—	—
Other comprehensive income	—	—	—	—	—	6,837	6,837	143	—	6,980
Net income	—	—	—	—	114,916	—	114,916	2,411	—	117,327
Balance, June 30, 2026	$—	192,803,274	$1,928	$4,679,282	$(1,068,884)	$18,690	$3,631,016	$74,249	$3,990	$3,709,255
Six months ended June 30, 2025
Balance, December 31, 2024	$—	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	—	(419)	—	—	(419)	—	—	(419)
Dividends and distributions, net ($0.75 per share/unit)	—	—	—	—	(139,038)	—	(139,038)	(3,153)	—	(142,191)
Non-cash compensation activity, net	—	47,197	—	(1,371)	(24)	—	(1,395)	7,323	—	5,928
Redemption of common units to common stock	—	126,554	2	2,347	—	—	2,349	(2,349)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	—	1,951	—	—	1,951	(1,951)	—	—
Contributions from controlling interest in joint ventures	—	—	—	—	—	—	—	—	1,810	1,810
Other comprehensive loss	—	—	—	—	—	(17,625)	(17,625)	(377)	—	(18,002)
Net income	—	—	—	—	141,403	—	141,403	3,022	—	144,425
Balance, June 30, 2025	$—	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$117,327	$144,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,840	148,373
Loss on impairment	—	888
Gain on involuntary conversion	—	(1,855)
Non-cash portion of interest expense	2,739	2,638
Amortization of above and below market leases, net	(837)	(1,227)
Straight-line rent adjustments, net	(13,425)	(9,125)
Gain on the sales of rental property, net	(23,445)	(55,605)
Non-cash compensation expense	6,995	6,440
Change in assets and liabilities:
Tenant accounts receivable	5,790	6,773
Prepaid expenses and other assets	(20,754)	(14,197)
Accounts payable, accrued expenses and other liabilities	(7,383)	(10,392)
Tenant prepaid rent and security deposits	529	(1,728)
Total adjustments	111,049	70,983
Net cash provided by operating activities	228,376	215,408
Cash flows from investing activities:
Additions of land and buildings and improvements	(72,169)	(95,888)
Acquisitions of land and buildings and improvements	(334,531)	(57,922)
Additions of other assets	(1,181)	—
Proceeds from sales of rental property, net	51,449	72,590
Acquisition deposits, net	800	450
Acquisitions of deferred leasing intangibles	(52,770)	(8,859)
Net cash used in investing activities	(408,402)	(89,629)
Cash flows from financing activities:
Proceeds from unsecured credit facility	977,000	707,000
Repayment of unsecured credit facility	(790,000)	(1,065,000)
Proceeds from unsecured notes	—	550,000
Repayment of unsecured notes	—	(175,000)
Repayment of mortgage note	(114)	(110)
Payment of loan fees and costs	—	(2,918)
Proceeds from sales of common stock, net	59,491	(467)
Dividends and distributions	(100,034)	(141,993)
Income taxes paid on vested equity compensation	(644)	(649)
Contributions from noncontrolling interest in joint ventures	—	1,810
Net cash provided by (used in) financing activities	145,699	(127,327)
Decrease in cash and cash equivalents and restricted cash	(34,327)	(1,548)
Cash and cash equivalents and restricted cash—beginning of period	100,883	37,393
Cash and cash equivalents and restricted cash—end of period	$66,556	$35,845
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $1,500 and $1,700 for 2026 and 2025, respectively	$69,850	$63,402
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(905)	$(342)
Acquisitions of deferred leasing intangibles	$(161)	$(58)
Additions to building and other capital improvements from involuntary conversion	$—	$(1,855)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$(2,289)	$(473)
Additions to building and other capital improvements from non-cash compensation	$(238)	$(137)
Additions of other assets	$(910)	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$(137)	$(409)
Dividends and distributions accrued	$76,239	$23,668
The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026 and December 31, 2025, the Company owned 98.0% and 98.1%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2026, the Company owned 606 industrial buildings in 41 states with approximately 122.6 million rentable square feet.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$65,886	$14,910
Restricted cash	670	85,973
Total cash and cash equivalents and restricted cash	$66,556	$100,883

Uncertain Tax Positions

As of June 30, 2026 and December 31, 2025, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of June 30, 2026 and December 31, 2025.

Rental Property (in thousands)	June 30, 2026	December 31, 2025
Land	$848,814	$811,569
Buildings, net of accumulated depreciation of $918,096 and $855,290, respectively	4,958,501	4,785,314
Tenant improvements, net of accumulated depreciation of $48,067 and $43,997, respectively	48,409	45,922
Building and land improvements, net of accumulated depreciation of $247,118 and $220,644, respectively	640,589	613,864
Construction in progress	171,279	148,371
Deferred leasing intangibles, net of accumulated amortization of $458,083 and $425,502, respectively	401,767	394,967
Total rental property, net	$7,069,359	$6,800,007

Acquisitions

The following table summarizes the Company’s acquisitions during the three and six months ended June 30, 2026. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	80,713
Dallas, TX(2)	April 28, 2026	—	—	3,536
Phoenix, AZ(2)	April 30, 2026	—	—	16,979
Greenville, SC	May 26, 2026	560,240	1	62,373
Chicago, IL	May 26, 2026	246,446	1	31,493
Cleveland, OH	June 11, 2026	280,614	1	34,726
Indianapolis, IN	June 17, 2026	826,687	2	84,732
Kansas City, MI	June 23, 2026	574,732	1	55,493
Greenville, SC	June 29, 2026	141,960	1	18,322
Three months ended June 30, 2026		2,630,679	7	307,654
Six months ended June 30, 2026		3,379,512	8	$388,367
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the six months ended June 30, 2026 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Six Months Ended June 30, 2026
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$44,094
Buildings	271,976
Tenant improvements	5,428
Building and land improvements	13,938
Deferred leasing intangibles - in-place leases	37,234	9.2
Deferred leasing intangibles - tenant relationships	15,218	12.7
Deferred leasing intangibles - above market leases	2,256	7.0
Deferred leasing intangibles - below market leases	(1,777)	7.5
Total purchase price	$388,367

Dispositions

The following table summarizes the Company’s dispositions during the six months ended June 30, 2026. The dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Six months ended June 30, 2026
Number of buildings	3
Building square feet (in millions)	0.9
Proceeds from sales of rental property, net	$51,449
Net book value	$28,004
Gain on the sales of rental property, net	$23,445

The following table summarizes the results of operations for the three and six months ended June 30, 2026 and 2025 for the buildings sold during the six months ended June 30, 2026, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended June 30,		Six months ended June 30,
Sales of rental property, net (dollars in thousands)	2026	2025	2026	2025
Sold buildings contribution to net income(1)	$(216)	$610	$(518)	$1,157
(1) Exclusive of gain on the sales of rental property, net.

Assets Held for Sale

As of June 30, 2026, the related land and building and improvements, net, of approximately $2.4 million and $11.8 million respectively, for one building were classified as assets held for sale, net on the accompanying Consolidated Balance Sheets. The building is anticipated to be sold to a third-party within one year.

Variable Interest Entities

The buildings acquired through reverse like-kind exchanges agreements pursuant to Section 1031 of the Code during the year ended December 31, 2025, were completed during the three months ended March 31, 2026, and as such the Company is now the legal owner of the entities. Accordingly, these entities are no longer deemed variable interest entities as of June 30, 2026.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$73,325	$(44,138)	$29,187	$71,657	$(41,824)	$29,833
Other intangible lease assets	786,525	(413,945)	372,580	748,812	(383,678)	365,134
Total deferred leasing intangible assets	$859,850	$(458,083)	$401,767	$820,469	$(425,502)	$394,967

Below market leases	$57,925	$(34,309)	$23,616	$59,664	$(34,098)	$25,566
Total deferred leasing intangible liabilities	$57,925	$(34,309)	$23,616	$59,664	$(34,098)	$25,566

The following table summarizes the impact to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Deferred Leasing Intangibles Amortization (in thousands)	2026	2025	2026	2025
Net increase to rental income related to above and below market lease amortization	$323	$637	$826	$1,215
Amortization expense related to other intangible lease assets	$23,618	$20,937	$45,007	$42,031

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of June 30, 2026 and December 31, 2025.

	Principal Outstanding
Indebtedness (dollars in thousands)	June 30, 2026	December 31, 2025	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$449,000	$262,000	Term SOFR + 0.775%	3.2
Unsecured term loans	1,025,000	1,025,000	3.59%	2.6
Unsecured notes	1,975,000	1,975,000	4.84%	4.9
Mortgage note	3,985	4,099	3.71%	13.3
Total / weighted average	$3,452,985	$3,266,099	4.42%	4.0
(1)Interest rate as of June 30, 2026. At June 30, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.6520%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of June 30, 2026, and assumes that any extension options that are exercisable at the discretion of the Company, subject to certain terms and conditions, have been exercised.

The aggregate undrawn nominal commitment on the unsecured credit facility as of June 30, 2026 was approximately $547.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $11.9 million and $11.9 million as of June 30, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Costs Included in Interest Expense (in thousands)	2026	2025	2026	2025
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,368	$1,337	$2,739	$2,638
Facility, unused, and other fees	$439	$439	$874	$874

Financial Covenant Considerations

The Company was in compliance with applicable restrictions and financial and other covenants as of June 30, 2026 and December 31, 2025 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $6.9 million and $7.0 million at June 30, 2026 and December 31, 2025, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$449,000	$449,463	$262,000	$262,000
Unsecured term loans	1,025,000	1,025,932	1,025,000	1,025,000
Unsecured notes	1,975,000	1,906,747	1,975,000	1,937,338
Mortgage note	3,985	3,216	4,099	3,306
Total principal amount	3,452,985	$3,385,358	3,266,099	$3,227,644
Unamortized fair market value discount	(115)		(119)
Total unamortized deferred financing fees and debt issuance costs	(10,378)		(11,665)
Total carrying value	$3,442,492		$3,254,315

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

As of June 30, 2026, the Company had 18 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective.

The following table summarizes the fair value of the interest rate swaps as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Balance Sheet Line Item (in thousands)	Effective Notional Amount	Fair Value	Effective Notional Amount	Fair Value
Interest rate swaps-gross asset	$825,000	$19,191	$825,000	$13,529
Interest rate swaps-gross liability	$200,000	$(2)	$200,000	$(1,310)

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $10.7 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2026	2025	2026	2025
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$6,370	$(1,235)	$12,313	$(6,339)
Income reclassified from accumulated other comprehensive income into income as interest expense	$2,294	$5,786	$5,333	$11,663
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$37,495	$33,618	$73,380	$66,147

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2026, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of June 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s financial instruments that were recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements as of June 30, 2026 Using
Balance Sheet Line Item (in thousands)	Fair Value June 30, 2026	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$19,191	$—	$19,191	$—
Interest rate swaps-gross liability	$(2)	$—	$(2)	$—

		Fair Value Measurements as of December 31, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$13,529	$—	$13,529	$—
Interest rate swaps-gross liability	$(1,310)	$—	$(1,310)	$—

6. Equity

Common Stock

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of June 30, 2026. There was no activity for the ATM common stock offering program during the six months ended June 30, 2026, except for the shares sold and settled on a forward basis, as discussed below.

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

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the six months ended June 30, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at December 31, 2025	—	$—
New forward sale agreements	1,977,469	76,989	$38.93	$38.54	$0.39
Forward sale agreements settled	(1,562,682)	(60,755)				$38.28
Outstanding at June 30, 2026	414,787	$16,234
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

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the six months ended June 30, 2026.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	110,832	$35.99
Granted	39,540	$37.93
Vested(1)	(44,498)	$37.48
Forfeited	(7,113)	$35.74
Balance at June 30, 2026	98,761	$36.11
(1)The Company repurchased and retired 16,166 restricted shares of common stock that vested during the six months ended June 30, 2026.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2026 was approximately $2.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Vested Restricted Shares of Common Stock	2026	2025	2026	2025
Vested restricted shares of common stock	—	—	44,498	51,100
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,636	$1,728

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the six months ended June 30, 2026.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2025	2,373,111	1,416,596	3,789,707	1.9%
Granted/Issued	358,885	—	358,885
Forfeited	—	—	—
Conversions from LTIP units to Other Common Units	(206,066)	206,066	—
Redemptions from Other Common Units to common stock	—	(206,066)	(206,066)
Balance at June 30, 2026	2,525,930	1,416,596	3,942,526	2.0%

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

The following table summarizes the assumptions used in valuing such LTIP units granted during the six months ended June 30, 2026.

LTIP Units
Grant date	January 8, 2026
Expected term (years)	10
Expected stock price volatility	22.0%
Expected dividend yield	4.0%
Risk-free interest rate	3.56%
Fair value of LTIP units at issuance (in thousands)	$5,210
LTIP units at issuance	146,268
Fair value unit price per LTIP unit at issuance	$35.62

The following table summarizes activity related to the Company’s unvested LTIP units during the six months ended June 30, 2026.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2025	166,252	$33.39
Granted	358,885	$35.62
Vested	(285,818)	$35.33
Forfeited	—	$—
Balance at June 30, 2026	239,319	$34.41

The unrecognized compensation expense associated with the Company’s LTIP units at June 30, 2026 was approximately $7.5 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

Noncontrolling Interest in Joint Ventures

At June 30, 2026, the Company held a 97.5% interest in a joint venture located in Reno, Nevada, a 95.4% interest in a joint venture located in Concord, North Carolina, and a 97.4% interest in a joint venture located in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $4.0 million at June 30, 2026, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

The following table summarizes the assumptions used in valuing the performance units granted during the six months ended June 30, 2026.

Performance Units
Grant date	January 8, 2026
Expected stock price volatility	21.8%
Expected dividend yield	4.0%
Risk-free interest rate	3.5586%
Fair value of performance units grant (in thousands)	$7,241

The unrecognized compensation expense associated with the Company’s performance units at June 30, 2026 was approximately $10.6 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Non-Cash Compensation Expense (in thousands)	2026	2025	2026	2025
Restricted shares of common stock	$292	$412	$584	$806
LTIP units	1,301	1,109	2,618	2,217
Performance units	1,722	1,537	3,378	3,019
Director compensation(1)	206	190	403	388
Total non-cash compensation expense	$3,521	$3,248	$6,983	$6,430
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and six months ended June 30, 2026 and 2025. The number of shares of common stock granted was calculated based on the trailing ten-day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Rental Income (in thousands)	2026	2025	2026	2025
Fixed lease payments	$171,456	$157,620	$341,538	$314,402
Variable lease payments	44,814	44,193	91,466	87,952
Straight-line rental income	6,935	4,988	13,546	9,231
Net increase to rental income related to above and below market lease amortization	323	637	826	1,215
Total rental income	$223,528	$207,438	$447,376	$412,800

As of June 30, 2026 and December 31, 2025, the Company had accrued rental income of approximately $150.3 million and $139.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of June 30, 2026 and December 31, 2025, the Company’s total liability associated with lease security deposits was approximately $26.9 million and $26.3 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 2.9 years to 56.2 years. Certain ground leases contain options to extend the leases for 10 years to 20 years, all of which are reasonably certain to be exercised and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Operating Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	38.2	37.6
Weighted average discount rate	7.0%	7.0%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Operating Lease Cost (in thousands)	2026	2025	2026	2025
Operating lease cost included in property expense attributable to ground leases	$771	$698	$1,542	$1,395
Operating lease cost included in general and administrative expense attributable to corporate office leases	432	431	865	861
Total operating lease cost	$1,203	$1,129	$2,407	$2,256

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
Operating Leases (in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,257	$2,113

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of June 30, 2026.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2026	$1,262
2027	2,574
2028	2,616
2029	2,583
2030	2,561
Thereafter	107,916
Total lease payments	119,512
Less: Imputed interest	(83,475)
Present value of operating lease liabilities	$36,037
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
Earnings Per Share (in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$52,878	$49,963	$114,839	$141,316
Denominator
Weighted average common shares outstanding — basic	191,180	186,535	191,088	186,502
Effect of dilutive securities(1)
Share-based compensation	152	375	197	332
Weighted average common shares outstanding — diluted	191,332	186,910	191,285	186,834
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.28	$0.27	$0.60	$0.76
Net income per share attributable to common stockholders — diluted	$0.28	$0.27	$0.60	$0.76
(1)During the three and six months ended June 30, 2026 and 2025, there were approximately 99, 114, 99, and 115 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of June 30, 2026 related to construction projects and certain other agreements.

12. Subsequent Events

The Company identified the following events subsequent to June 30, 2026 that are not recognized in the financial statements.

On July 1, 2026, the Company redeemed in full at maturity $50.0 million in aggregate principal amount of unsecured notes.

On July 1, 2026, the lease term for the Company’s lease agreement for its headquarters in Boston, Massachusetts commenced. Accordingly, on July 1, 2026, the related right-of-use assets and corresponding operating lease liabilities of approximately $15.1 million were recorded.

On July 16, 2026, the Company entered into an amended and restated loan agreement (the “Amended Term Loan Agreement”) with Wells Fargo Bank, National Association, and the other lenders named therein, to amend and restate the Company’s $150.0 million unsecured term loan that was set to mature on March 15, 2027 (the “Unsecured Term Loan A”). Borrowings under the Amended Unsecured Term Loan A (defined below), at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the Amended Term Loan Agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the Amended Term Loan Agreement). The Company entered into the Amended Term Loan Agreement to (i) combine the Unsecured Term Loan A and the Company’s $200.0 million unsecured term loan that was set to mature on March 23, 2029, into one senior unsecured term loan in the aggregate principal amount of $350.0 million (the “Amended Unsecured Term Loan A”), (ii) extend the maturity date to January 16, 2032 and (iii) reduce, by five basis points (but not below zero), the applicable spread based on the Company’s debt rating and leverage ratio.

On July 16, 2026, the Company entered into amendments (the “Amendments”) to each of the Company’s $1.0 billion unsecured credit facility maturing September 7, 2029, $300.0 million unsecured term loan maturing March 14, 2031 (the “Unsecured Term Loan G”), $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan H”), and $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan I”). Borrowings under the unsecured credit facility and the Unsecured Term Loans G, H and I, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the applicable loan agreement, as amended), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the applicable loan agreement, as amended). The Company entered into the Amendments to reduce, by five basis points (but not below zero), the applicable spread based on the Company’s debt rating and leverage ratio. The other material terms of each of the unsecured credit facility and the Unsecured Term Loans G, H and I remain unchanged.

On July 20, 2026, in connection with the Amended Unsecured Term Loan A, the Company entered into two interest rate swaps with an aggregate notional value of $150.0 million which fix Daily SOFR at 3.994% effective March 15, 2027 and mature on January 16, 2032, and two interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.9885% effective March 25, 2027 and mature on January 16, 2032.

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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of June 30, 2026 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by

12. If a tenant is in a free rent period as of June 30, 2026, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, technology (e.g. artificial intelligence), and geopolitical tensions, including ongoing military conflicts in the Middle East. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. In the first quarter of 2026, U.S. real gross domestic product grew 2.1% compared to the 0.5% increase in the fourth quarter of 2025. The U.S. employment rate in June 2026 was 4.2% which is slightly above the 4.0% average since the beginning of 2023.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and six months ended June 30, 2026. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended June 30, 2026
New Leases	1,066,906	$7.87	$7.91	$3.08	14.7%	20.4%	5.2	$2.36
Renewal Leases	4,553,196	$6.24	$6.71	$1.63	21.4%	38.0%	5.9	$0.10
Total/weighted average	5,620,102	$6.55	$6.94	$1.90	19.8%	33.7%	5.8	$0.53
Six months ended June 30, 2026
New Leases	2,516,949	$6.72	$7.11	$2.92	24.3%	38.9%	7.1	$1.25
Renewal Leases	9,099,353	$6.10	$6.52	$1.42	19.2%	35.9%	5.8	$0.13
Total/weighted average	11,616,302	$6.23	$6.65	$1.74	20.3%	36.6%	6.1	$0.37
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

Additionally, for the three and six months ended June 30, 2026, leases commenced totaling 204,629 and 385,653 related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 6.6% of our total annualized base rental revenue will expire during the period from July 1, 2026 to June 30, 2027, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period July 1, 2026 to June 30, 2027, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of June 30, 2026, plus available space, for each of the ten calendar years beginning with 2026 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	6,715,246	—%	$—	—%
Month-to-month leases	1	113,973	0.1%	1,057	0.1%
Remainder of 2026(1)	20	1,676,581	1.5%	10,194	1.4%
2027	119	13,863,333	12.0%	83,054	11.6%
2028	127	15,224,357	13.1%	91,780	12.8%
2029	126	19,023,829	16.4%	116,390	16.3%
2030	112	15,600,904	13.5%	102,582	14.4%
2031	105	15,470,021	13.4%	90,513	12.7%
2032	53	9,581,780	8.3%	59,886	8.4%
2033	37	6,654,416	5.7%	40,201	5.6%
2034	18	3,870,971	3.3%	27,798	3.9%
2035	25	6,652,684	5.7%	42,196	5.9%
Thereafter	30	8,160,400	7.0%	49,085	6.9%
Total	773	122,608,495	100.0%	$714,736	100.0%
(1)Leases previously scheduled to expire in 2026, totaling approximately 14.7 million square feet, have been amended to extend their lease expiration date as of June 30, 2026. These leases are excluded from 2026 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and six months ended June 30, 2026.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	80,713
Dallas, TX(2)	April 28, 2026	—	—	3,536
Phoenix, AZ(2)	April 30, 2026	—	—	16,979
Greenville, SC	May 26, 2026	560,240	1	62,373
Chicago, IL	May 26, 2026	246,446	1	31,493
Cleveland, OH	June 11, 2026	280,614	1	34,726
Indianapolis, IN	June 17, 2026	826,687	2	84,732
Kansas City, MI	June 23, 2026	574,732	1	55,493
Greenville, SC	June 29, 2026	141,960	1	18,322
Three months ended June 30, 2026		2,630,679	7	307,654
Six months ended June 30, 2026		3,379,512	8	$388,367
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) We acquired a vacant land parcel.

Portfolio Dispositions
During the six months ended June 30, 2026, we sold three buildings comprised of approximately 0.9 million rentable square feet with a net book value of approximately $28.0 million to third parties. Net proceeds from the sales of rental property were approximately $51.4 million and we recognized the full gain on the sales of rental property, net, of approximately $23.4 million for the six months ended June 30, 2026.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of June 30, 2026.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.4%
Greenville, SC	6.2%
Minneapolis, MN	3.7%
Columbus, OH	3.6%
Detroit, MI	3.6%
Pittsburgh, PA	3.4%
Kansas City, MO	3.3%
South Central, PA	2.9%
Philadelphia, PA	2.8%
Houston, TX	2.7%
Boston, MA	2.6%
Indianapolis, IN	2.4%
El Paso, TX	2.3%
Milwaukee, WI	2.2%
Cleveland, OH	2.0%
Raleigh, NC	2.0%
Charlotte, NC	1.9%
Cincinnati, OH	1.7%
Sacramento, CA	1.5%
Columbia, SC	1.2%
Total	60.4%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of June 30, 2026.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	10.8%
Containers & Packaging	7.5%
Machinery	6.7%
Trading Companies & Distribution (Industrial Goods)	6.3%
Automobile Components	6.2%
Commercial Services & Supplies	5.3%
Distributors (Consumer Goods)	4.5%
Building Products	4.2%
Electrical Equipment	3.5%
Broadline Retail	3.3%
Consumer Staples Distribution	3.3%
Specialty Retail	2.9%
Media	2.8%
Beverages	2.6%
Food Products	2.5%
Household Durables	2.3%
Electronic Equip, Instruments	2.2%
Chemicals	2.0%
Construction & Engineering	1.8%
Metals & Mining	1.6%
Total	82.3%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of June 30, 2026.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.7%
Schneider Electric USA, Inc.	3	1.0%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.8%
International Paper Company	4	0.8%
DSV Solutions, LLC	4	0.8%
DHL Supply Chain	5	0.8%
CHEP USA	6	0.7%
GXO Logistics, Inc.	1	0.7%
Penguin Random House LLC	1	0.7%
Central PS&S Holdings, LLC	1	0.7%
KUEHNE+NAGEL INC.	1	0.7%
The Coca-Cola Company	3	0.7%
Tempur Sealy International Inc.	2	0.7%
Iron Mountain Information Management	6	0.6%
Hachette Book Group, Inc.	1	0.6%
U.S. Venture, Inc.	6	0.6%
Penske Truck Leasing Co. LP	3	0.6%
FedEx Corporation	4	0.6%
Lippert Component Manufacturing	3	0.6%
Total	69	16.3%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service on or after January 1, 2025. On June 30, 2026, we owned 567 industrial buildings consisting of approximately 111.2 million square feet and representing approximately 90.7% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 1.8% to 96.0% as of June 30, 2026 compared to 97.8% as of June 30, 2025.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended June 30, 2026 and 2025 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended June 30, 2026 and 2025 with respect to the buildings acquired and sold on or after January 1, 2025, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Change
	2026	2025	$	%	2026	2025	2026	2025	2026	2025	$	%
Revenue
Operating revenue
Rental income	$204,427	$197,762	$6,665	3.4%	$12,691	$4,791	$6,410	$4,885	$223,528	$207,438	$16,090	7.8%
Other income	51	50	1	2.0%	2	64	788	41	841	155	686	442.6%
Total operating revenue	204,478	197,812	6,666	3.4%	12,693	4,855	7,198	4,926	224,369	207,593	16,776	8.1%
Expenses
Property	41,101	37,929	3,172	8.4%	1,974	1,198	1,953	1,276	45,028	40,403	4,625	11.4%
Net operating income(1)	$163,377	$159,883	$3,494	2.2%	$10,719	$3,657	$5,245	$3,650	179,341	167,190	12,151	7.3%
Other expenses
General and administrative									13,543	12,901	642	5.0%
Depreciation and amortization									82,246	74,473	7,773	10.4%
Loss on impairment									—	888	(888)	(100.0)%
Other expenses									455	(58)	513	884.5%
Total other expenses									96,244	88,204	8,040	9.1%
Total expenses									141,272	128,607	12,665	9.8%
Other income (expense)
Interest and other income									65	3	62	2,066.7%
Interest expense									(37,495)	(33,618)	(3,877)	11.5%
Gain on the sales of rental property, net									8,346	5,692	2,654	46.6%
Total other income (expense)									(29,084)	(27,923)	(1,161)	4.2%
Net income									$54,013	$51,063	$2,950	5.8%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $3.0 million, or 5.8%, to approximately $54.0 million for the three months ended June 30, 2026 compared to approximately $51.1 million for the three months ended June 30, 2025.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $6.7 million, or 3.4%, to approximately $204.4 million for the three months ended June 30, 2026 compared to approximately $197.8 million for the three months ended June 30, 2025.

Same store lease income increased by approximately $4.3 million, or 2.7%, to approximately $166.0 million for the three months ended June 30, 2026 compared to approximately $161.7 million for the three months ended June 30, 2025. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $8.8 million. The increase was partially offset by the reduction of base rent of approximately $3.3 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.4 million. Additionally, there was a decrease in same store lease income of approximately $0.8 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the three months ended June 30, 2026 and 2025, certain tenants either converted from the accrual basis of accounting to the cash basis of accounting for which the respective tenants’ straight-line accrued rental balances were reversed or, from the cash basis of accounting back to the accrual basis of accounting, for which the respective tenants’ straight-line accrued rental balances were reinstated.

Same store other billings increased by approximately $2.4 million, or 6.7%, to approximately $38.4 million for the three months ended June 30, 2026 compared to approximately $36.0 million for the three months ended June 30, 2025. Approximately $2.0 million was due to an increase in real estate taxes levied by the taxing authority. Additionally, there was an increase of approximately $0.4 million in expense reimbursements, which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $3.2 million, or 8.4%, to approximately $41.1 million for the three months ended June 30, 2026 compared to approximately $37.9 million for the three months ended June 30, 2025. The increase was driven by increases in real estate tax expense, repairs and maintenance, other expenses, snow removal expenses, and utility expenses of $2.0 million, $0.7 million, $0.6 million, $0.2 million, and $0.1 million, respectively. These increases were partially offset by a reduction of insurance expense of approximately $0.4 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2025, we acquired 21 buildings consisting of approximately 7.1 million square feet and sold 14 buildings consisting of approximately 3.1 million square feet. For the three months ended June 30, 2026 and 2025, the buildings acquired after January 1, 2025 contributed approximately $10.9 million and $0.9 million to NOI, respectively. For the three months ended June 30, 2026 and 2025, the buildings sold after January 1, 2025 contributed approximately $(0.2) million and $2.8 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $3.3 million and $2.3 million to NOI for the three months ended June 30, 2026 and 2025, respectively. Additionally, there was approximately $1.9 million and $1.4 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended June 30, 2026 and 2025, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $8.0 million, or 9.1%, to approximately $96.2 million for the three months ended June 30, 2026 compared to approximately $88.2 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in depreciation and amortization of approximately $7.8 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after June 30, 2025. Additionally, there was an increase in general and administrative expenses by approximately $0.6 million, primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairment of approximately $0.9 million.

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

Total other expense increased approximately $1.2 million, or 4.2%, to approximately $29.1 million total other expense for the three months ended June 30, 2026 compared to approximately $27.9 million of other expense for the three months ended June 30, 2025. The increase in expense was primarily attributable to an increase in interest expense of approximately $3.9 million, which was primarily attributable to the issuance of $550.0 million of unsecured notes on June 25, 2025. This increase in expense was partially offset by an increase in the gain on the sale of rental property, net, of approximately $2.7 million.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the six months ended June 30, 2026 and 2025 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the six months ended June 30, 2026 and 2025 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	2026	2025	2026	2025	$	%
Revenue
Operating revenue
Rental income	$411,080	$396,241	$14,839	3.7%	$23,804	$8,938	$12,492	$7,621	$447,376	$412,800	$34,576	8.4%
Other income	129	238	(109)	(45.8)%	17	64	1,054	65	1,200	367	833	227.0%
Total operating revenue	411,209	396,479	14,730	3.7%	23,821	9,002	13,546	7,686	448,576	413,167	35,409	8.6%
Expenses
Property	83,974	79,551	4,423	5.6%	4,217	2,530	4,153	2,000	92,344	84,081	8,263	9.8%
Net operating income(1)	$327,235	$316,928	$10,307	3.3%	$19,604	$6,472	$9,393	$5,686	356,232	329,086	27,146	8.2%
Other expenses
General and administrative									27,398	26,207	1,191	4.5%
Depreciation and amortization									160,840	148,373	12,467	8.4%
Loss on impairment									—	888	(888)	(100.0)%
Other expenses									893	514	379	73.7%
Total other expenses									189,131	175,982	13,149	7.5%
Total expenses									281,475	260,063	21,412	8.2%
Other income (expense)
Interest and other income									161	8	153	1,912.5%
Interest expense									(73,380)	(66,147)	(7,233)	10.9%
Gain on involuntary conversion									—	1,855	(1,855)	(100.0)%
Gain on the sales of rental property, net									23,445	55,605	(32,160)	(57.8)%
Total other income (expense)									(49,774)	(8,679)	(41,095)	473.5%
Net income									$117,327	$144,425	$(27,098)	(18.8)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $27.1 million, or 18.8%, to approximately $117.3 million for the six months ended June 30, 2026 compared to approximately $144.4 million for the six months ended June 30, 2025.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $14.8 million, or 3.7%, to approximately $411.1 million for the six months ended June 30, 2026 compared to approximately $396.2 million for the six months ended June 30, 2025.

Same store lease income increased by approximately $11.1 million, or 3.5%, to approximately $332.6 million for the six months ended June 30, 2026 compared to approximately $321.5 million for the six months ended June 30, 2025. The increase was primarily due to an increase in rental income of approximately $17.7 million from the execution of new leases and lease renewals with existing tenants. This increase was partially offset by the reduction of base rent of approximately $5.6 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.5 million. Additionally, there was a decrease in same store lease income of approximately $0.5 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the six months ended June 30, 2026 and 2025, certain tenants either converted from the accrual basis of accounting to the cash basis of accounting for which the respective tenants’ straight-line accrued rental balances were reversed or, from the cash basis of accounting back to the accrual basis of accounting, for which the respective tenants’ straight-line accrued rental balances were reinstated.

Same store other billings increased by approximately $3.8 million, or 5.1%, to approximately $78.5 million for the six months ended June 30, 2026 compared to approximately $74.7 million for the six months ended June 30, 2025. The increase was attributable to an increase of approximately $2.8 million in real estate taxes levied by the taxing authority as well as an increase of approximately $1.0 million in expense reimbursements which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $4.4 million, or 5.6%, to approximately $84.0 million for the six months ended June 30, 2026 compared to approximately $79.6 million for the six months ended June 30, 2025. This increase was driven by increases in real estate tax, repairs and maintenance, utility expense, snow removal and other expenses of approximately $2.1 million, $1.2 million, $0.4 million, $0.1 million, and $1.3 million, respectively. These increases were partially offset by a reduction in insurance expense of approximately $0.7 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2025, we acquired 21 buildings consisting of approximately 7.1 million square feet and sold 14 buildings consisting of approximately 3.1 million square feet. For the six months ended June 30, 2026 and June 30, 2025, the buildings acquired after January 1, 2025 contributed approximately $19.8 million and $1.3 million to NOI, respectively. For the six months ended June 30, 2026 and June 30, 2025, the buildings sold after January 1, 2025 contributed approximately $(0.2) million and $5.2 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $6.8 million and $3.9 million to NOI for the six months ended June 30, 2026 and June 30, 2025, respectively. Additionally, there was approximately $2.6 million and $1.8 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the six months ended June 30, 2026 and June 30, 2025, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $13.1 million, or 7.5%, to approximately $189.1 million for the six months ended June 30, 2026 compared to approximately $176.0 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $12.5 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after June 30, 2025. Additionally there was an increase in general and administrative expenses by approximately $1.2 million, primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairment of approximately $0.9 million.

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

Total other expense increased approximately $41.1 million, or 473.5%, to approximately $49.8 million for the six months ended June 30, 2026 compared to approximately $8.7 million for the six months ended June 30, 2025. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $32.2 million, as well as an increase in interest expense of approximately $7.2 million which was primarily attributable to the issuance of $550.0 million of unsecured notes on June 25, 2025. Additionally, there was a decrease in gain on involuntary conversion of approximately $1.9 million.

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

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to FFO (in thousands)	2026	2025	2026	2025
Net income	$54,013	$51,063	$117,327	$144,425
Rental property depreciation and amortization	82,175	74,386	160,684	148,200
Loss on impairment	—	888	—	888
Gain on the sales of rental property, net	(8,346)	(5,692)	(23,445)	(55,605)
FFO	127,842	120,645	254,566	237,908
Amount allocated to restricted shares of common stock and unvested units	(132)	(139)	(277)	(293)
FFO attributable to common stockholders and unit holders	$127,710	$120,506	$254,289	$237,615

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net Income to NOI (in thousands)	2026	2025	2026	2025
Net income	$54,013	$51,063	$117,327	$144,425
General and administrative	13,543	12,901	27,398	26,207
Depreciation and amortization	82,246	74,473	160,840	148,373
Interest and other income	(65)	(3)	(161)	(8)
Interest expense	37,495	33,618	73,380	66,147
Loss on impairment	—	888	—	888
Gain on involuntary conversion	—	—	—	(1,855)
Other expenses	455	(58)	893	514
Gain on the sales of rental property, net	(8,346)	(5,692)	(23,445)	(55,605)
Net operating income	$179,341	$167,190	$356,232	$329,086

Cash Flows

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

The following table summarizes our cash flows for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Six months ended June 30,		Change
Cash Flows (dollars in thousands)	2026	2025	$	%
Net cash provided by operating activities	$228,376	$215,408	$12,968	6.0%
Net cash used in investing activities	$408,402	$89,629	$318,773	355.7%
Net cash provided by (used in) financing activities	$145,699	$(127,327)	$273,026	214.4%

Net cash provided by operating activities increased approximately $13.0 million to approximately $228.4 million for the six months ended June 30, 2026 compared to approximately $215.4 million for the six months ended June 30, 2025. The increase was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased approximately $318.8 million to approximately $408.4 million for the six months ended June 30, 2026 compared to approximately $89.6 million for the six months ended June 30, 2025. The increase was primarily attributable to a decrease in proceeds from sale of rental property, net of approximately $21.1 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, as well as an increase in the acquisition of rental property of approximately $320.5 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was partially offset by a decrease in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $23.7 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Net cash provided by (used in) financing activities increased approximately $273.0 million to approximately $145.7 million net cash provided by financing activities for the six months ended June 30, 2026 compared to approximately $127.3 million net cash used in financing activities for the six months ended June 30, 2025. The increase was primarily attributable to an increase in net cash inflow of approximately $545.0 million under our unsecured credit facility during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Additionally, there was an increase in proceeds from sales of common stock, net, of approximately $60.0 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was also attributable to a decrease of approximately $42.0 million in dividends and distributions paid, which was attributable to our change in 2026 to quarterly dividend payments, compared to monthly dividend payments in 2025. Theses increases were partially offset by the repayment of unsecured notes of $375.0 million during the six months ended June 30, 2025, which did not occur during the six months ended June 30, 2026.

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

As of June 30, 2026, we had total immediate liquidity of approximately $613.7 million, comprised of approximately $65.9 million of cash and cash equivalents and approximately $547.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2026.

Indebtedness (dollars in thousands)	Principal Outstanding June 30, 2026	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$449,000	Term SOFR + 0.775%	3.2
Unsecured term loans	1,025,000	3.59%	2.6
Unsecured notes	1,975,000	4.84%	4.9
Mortgage note	3,985	3.71%	13.3
Total / weighted average	$3,452,985	4.42%	4.0
(1)Interest rate as of June 30, 2026. At June 30, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.6520%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of June 30, 2026 , and assumes that any extension options that are exercisable at our discretion, subject to certain terms and conditions, have been exercised

Subsequent to June 30, 2026, on July 1, 2026, we redeemed in full at maturity $50.0 million in aggregate principal amount of unsecured notes.

Subsequent to June 30, 2026, on July 16, 2026, we entered into an amended and restated loan agreement (the “Amended Term Loan Agreement”) with Wells Fargo Bank, National Association, and the other lenders named therein, to amend and restate the Company’s $150.0 million unsecured term loan that was set to mature on March 15, 2027 (the “Unsecured Term Loan A”). Borrowings under the Amended Unsecured Term Loan A (defined below), at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the Amended Term Loan Agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the Amended Term Loan Agreement). We entered into the Amended Term Loan Agreement to (i) combine the Unsecured Term Loan A and our $200.0 million unsecured term loan that was set to mature on March 23, 2029, into one senior unsecured term loan in the aggregate principal amount of $350.0 million (the “Amended Unsecured Term Loan A”), (ii) extend the maturity date to January 16, 2032 and (iii) reduce, by five basis points (but not below zero), the applicable spread based on our debt rating and leverage ratio.

As of July 20, 2026, the Amended Unsecured Term Loan A has a weighted average fixed interest rate, inclusive of interest rate swaps, of 3.53% until March 2027, and then a weighted average fixed interest rate, inclusive of interest rate swaps, of 4.79% from March 2027 to January 16, 2032.

Subsequent to June 30, 2026, on July 16, 2026, we entered into amendments (the “Amendments”) to each of our $1.0 billion unsecured credit facility maturing September 7, 2029, $300.0 million unsecured term loan maturing March 14, 2031 (the “Unsecured Term Loan G”), $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan H”), and $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan I”). Borrowings under the unsecured credit facility and the Unsecured Term Loans G, H and I, at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the applicable loan agreement, as amended), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the applicable loan agreement, as amended). We entered into the Amendments to reduce, by five basis points (but not below zero), the applicable spread based on our debt rating and leverage ratio. The other material terms of each of the unsecured credit facility and the Unsecured Term Loans G, H and I remain unchanged.

The aggregate undrawn nominal commitments on our unsecured credit facility as of June 30, 2026 was approximately $547.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2026, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of June 30, 2026.

Debt Capital Structure	June 30, 2026
Total principal outstanding (in thousands)	$3,452,985
Weighted average duration (years)	4.0
% Secured debt	0.1%
% Debt maturing next 12 months	8.7%
Net Debt to Real Estate Cost Basis(1)	38.9%
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

Equity

Common Stock

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity for the ATM common stock offering program during the three months ended June 30, 2026, except for the shares sold and settled on a forward basis, as discussed below.

The following table summarizes our ATM common stock offering program as of June 30, 2026.

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

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months June 30, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at March 31, 2026	160,441	$6,145
New forward sale agreements	1,817,028	70,844	$38.99	$38.60	$0.39
Forward sale agreements settled	(1,562,682)	(60,755)				$38.28
Outstanding at June 30, 2026	414,787	$16,234
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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of June 30, 2026, we owned approximately 98.0% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.0%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At June 30, 2026, we held a 97.5% interest in a joint venture located in Reno, Nevada, a 95.4% interest in a joint venture located in Concord, North Carolina, and a 97.4% interest in a joint venture located in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of June 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of June 30, 2026, 14 of our interest rate swaps outstanding were in an asset position of approximately $19.2 million and four of our interest rate swaps were in a liability position of approximately $2.0 thousand, including any adjustment for nonperformance risk related to these agreements.

As of June 30, 2026, we had approximately $1,474.0 million of variable rate debt. As of June 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of June 30, 2026, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of June 30, 2026, we had no other material off-balance sheet arrangements.

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

As of June 30, 2026, we had $1,474.0 million of variable rate debt outstanding. As of June 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $449.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $449.0 million on our unsecured credit facility for the six months ended June 30, 2026, our interest expense would have increased by approximately $2.2 million for the six months ended June 30, 2026.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2026, the Operating Partnership issued 33,658 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended June 30, 2026, we issued 33,658 shares of common stock upon redemption of 33,658 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended June 30, 2026, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended June 30, 2026, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1	Unsecured Term Loan A: Fourth Amended and Restated Term Loan Agreement, dated as of July 16, 2026 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2026)
10.2
Unsecured Credit Facility: Second Amendment, dated as of July 16, 2026, to Second Amended and Restated Credit Agreement, dated as of September 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2026)

10.3
Unsecured Term Loan G: First Amendment, dated as of July 16, 2026, to Second Amended and Restated Term Loan Agreement, dated as of September 15, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2026)

10.4
Unsecured Term Loan H: Second Amendment, dated as of July 16, 2026, to Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2026)

10.5
Unsecured Term Loan I: Second Amendment, dated as of July 16, 2026, to Term Loan Agreement, dated as of July 26, 2022 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2026)

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

STAG INDUSTRIAL, INC.

Date: July 28, 2026	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)