Form 10-Q
period 2026-09-30
STAG Industrial, Inc.
filed 2026-10-27
CIK 1479094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-Q
____________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of common stock outstanding at October 26, 2026 was 192,821,995.

STAG Industrial, Inc.

Part I. Financial Information
Item 1.  Financial Statements

STAG Industrial, Inc.
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Rental Property:
Land	$853,182	$811,569
Buildings and improvements, net of accumulated depreciation of $1,261,591 and $1,119,931, respectively	5,860,763	5,593,471
Deferred leasing intangibles, net of accumulated amortization of $477,696 and $425,502, respectively	398,436	394,967
Total rental property, net	7,112,381	6,800,007
Cash and cash equivalents	12,222	14,910
Restricted cash	670	85,973
Tenant accounts receivable	168,240	156,458
Prepaid expenses and other assets	126,090	104,484
Interest rate swaps	38,609	13,529
Operating lease right-of-use assets	46,273	32,708
Total assets	$7,504,485	$7,208,069
Liabilities and Equity
Liabilities:
Unsecured credit facility	$463,000	$262,000
Unsecured term loans, net	1,020,550	1,021,341
Unsecured notes, net	1,918,147	1,966,994
Mortgage note, net	3,814	3,980
Accounts payable, accrued expenses and other liabilities	160,134	135,397
Interest rate swaps	—	1,310
Tenant prepaid rent and security deposits	59,344	59,225
Dividends and distributions payable	76,241	24,187
Deferred leasing intangibles, net of accumulated amortization of $36,010 and $34,098, respectively	22,781	25,566
Operating lease liabilities	51,795	37,040
Total liabilities	3,775,806	3,537,040
Commitments and contingencies (Note 11)
Equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized at September 30, 2026 and December 31, 2025; none issued or outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized at September 30, 2026 and December 31, 2025, 192,819,897 and 191,005,261 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,928	1,910
Additional paid-in capital	4,683,517	4,616,888
Cumulative dividends in excess of earnings	(1,072,893)	(1,034,954)
Accumulated other comprehensive income	37,720	11,853
Total stockholders’ equity	3,650,272	3,595,697
Noncontrolling interest in operating partnership	74,417	71,342
Noncontrolling interest in joint ventures	3,990	3,990
Total equity	3,728,679	3,671,029
Total liabilities and equity	$7,504,485	$7,208,069

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Rental income	$230,970	$209,995	$678,346	$622,795
Other income	75	1,126	1,275	1,493
Total revenue	231,045	211,121	679,621	624,288
Expenses
Property	46,236	42,168	138,580	126,249
General and administrative	14,830	12,173	42,228	38,380
Depreciation and amortization	80,548	75,963	241,388	224,336
Loss on impairment	—	—	—	888
Other expenses	805	563	1,698	1,077
Total expenses	142,419	130,867	423,894	390,930
Other income (expense)
Interest and other income	4	372	165	380
Interest expense	(39,126)	(31,670)	(112,506)	(97,817)
Debt extinguishment and modification expenses	(1,592)	(1,503)	(1,592)	(1,503)
Gain on involuntary conversion	—	—	—	1,855
Gain on the sales of rental property, net	24,244	2,196	47,689	57,801
Total other income (expense)	(16,470)	(30,605)	(66,244)	(39,284)
Net income	72,156	49,649	189,483	194,074
Less: income attributable to noncontrolling interest in operating partnership	1,447	1,013	3,858	4,035
Net income attributable to STAG Industrial, Inc.	70,709	48,636	185,625	190,039
Less: amount allocated to participating securities	38	42	115	128
Net income attributable to common stockholders	$70,671	$48,594	$185,510	$189,911

Weighted average common shares outstanding — basic	192,716	186,593	191,637	186,533
Weighted average common shares outstanding — diluted	192,907	186,840	191,832	186,837

Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.37	$0.26	$0.97	$1.02
Net income per share attributable to common stockholders — diluted	$0.37	$0.26	$0.97	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$72,156	$49,649	$189,483	$194,074
Other comprehensive income (loss):
Income (loss) on interest rate swaps	19,425	(2,773)	26,405	(20,775)
Other comprehensive income (loss)	19,425	(2,773)	26,405	(20,775)
Comprehensive income	91,581	46,876	215,888	173,299
Income attributable to noncontrolling interest	(1,447)	(1,013)	(3,858)	(4,035)
Other comprehensive (income) loss attributable to noncontrolling interest	(395)	55	(538)	432
Comprehensive income attributable to STAG Industrial, Inc.	$89,739	$45,918	$211,492	$169,696

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Equity
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest in Operating Partnership	Noncontrolling Interest in Joint Ventures	Total Equity
	Shares	Par Amount
Three months ended September 30, 2026
Balance, June 30, 2026	192,803,274	$1,928	$4,679,282	$(1,068,884)	$18,690	$3,631,016	$74,249	$3,990	$3,709,255
Proceeds from sales of common stock, net			(95)	—	—	(95)	—	—	(95)
Dividends and distributions, net ($0.39 per share/unit)	—	—	—	(74,718)	—	(74,718)	(1,548)	—	(76,266)
Non-cash compensation activity, net	5,055	—	2,376	—	—	2,376	1,828	—	4,204
Redemption of common units to common stock	11,568	—	218	—	—	218	(218)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	1,736	—	—	1,736	(1,736)	—	—
Other comprehensive income	—	—	—	—	19,030	19,030	395	—	19,425
Net income	—	—	—	70,709	—	70,709	1,447	—	72,156
Balance, September 30, 2026	192,819,897	$1,928	$4,683,517	$(1,072,893)	$37,720	$3,650,272	$74,417	$3,990	$3,728,679
Three months ended September 30, 2025
Balance, June 30, 2025	186,691,274	$1,867	$4,452,472	$(1,027,416)	$17,954	$3,444,877	$72,447	$3,335	$3,520,659
Proceeds from sales of common stock, net	—	—	(96)	—	—	(96)	—	—	(96)
Dividends and distributions, net ($0.37 per share/unit)	—	—	—	(69,551)	—	(69,551)	(1,456)	—	(71,007)
Non-cash compensation activity, net	2,370	—	2,145	—	—	2,145	1,061	—	3,206
Redemption of common units to common stock	50,949	—	940	—	—	940	(940)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	992	—	—	992	(992)	—	—
Contributions from noncontrolling interest in joint ventures	—	—	—	—	—	—	—	318	318
Other comprehensive loss	—	—	—	—	(2,718)	(2,718)	(55)	—	(2,773)
Net income	—	—	—	48,636	—	48,636	1,013	—	49,649
Balance, September 30, 2025	186,744,593	$1,867	$4,456,453	$(1,048,331)	$15,236	$3,425,225	$71,078	$3,653	$3,499,956
Nine months ended September 30, 2026
Balance, December 31, 2025	191,005,261	$1,910	$4,616,888	$(1,034,954)	$11,853	$3,595,697	$71,342	$3,990	$3,671,029
Proceeds from sales of common stock, net	1,562,682	16	59,306	—	—	59,322	—	—	59,322
Dividends and distributions, net ($1.16 per share/unit)	—	—	—	(223,521)	—	(223,521)	(4,832)	—	(228,353)
Non-cash compensation activity, net	34,320	—	1,511	(43)	—	1,468	9,325	—	10,793
Redemption of common units to common stock	217,634	2	4,093	—	—	4,095	(4,095)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	1,719	—	—	1,719	(1,719)	—	—
Other comprehensive income	—	—	—	—	25,867	25,867	538	—	26,405
Net income	—	—	—	185,625	—	185,625	3,858	—	189,483
Balance, September 30, 2026	192,819,897	$1,928	$4,683,517	$(1,072,893)	$37,720	$3,650,272	$74,417	$3,990	$3,728,679
Nine months ended September 30, 2025
Balance, December 31, 2024	186,517,523	$1,865	$4,449,964	$(1,029,757)	$35,579	$3,457,651	$69,932	$1,525	$3,529,108
Proceeds from sales of common stock, net	—	—	(515)	—	—	(515)	—	—	(515)
Dividends and distributions, net ($1.12 per share/unit)	—	—	—	(208,589)	—	(208,589)	(4,609)	—	(213,198)
Non-cash compensation activity, net	49,567	—	774	(24)	—	750	8,384	—	9,134
Redemption of common units to common stock	177,503	2	3,287	—	—	3,289	(3,289)	—	—
Rebalancing of noncontrolling interest in operating partnership	—	—	2,943	—	—	2,943	(2,943)	—	—
Contributions from controlling interest in joint ventures	—	—	—	—	—	—	—	2,128	2,128
Other comprehensive loss	—	—	—	—	(20,343)	(20,343)	(432)	—	(20,775)
Net income	—	—	—	190,039	—	190,039	4,035	—	194,074
Balance, September 30, 2025	186,744,593	$1,867	$4,456,453	$(1,048,331)	$15,236	$3,425,225	$71,078	$3,653	$3,499,956

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$189,483	$194,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,388	224,336
Loss on impairment	—	888
Gain on involuntary conversion	—	(1,855)
Non-cash portion of interest expense	4,166	4,044
Amortization of above and below market leases, net	(1,148)	(1,894)
Straight-line rent adjustments, net	(18,317)	(15,244)
Debt extinguishment and modification expenses	—	30
Gain on the sales of rental property, net	(47,689)	(57,801)
Non-cash compensation expense	11,076	9,581
Change in assets and liabilities:
Tenant accounts receivable	6,285	7,062
Prepaid expenses and other assets	(35,018)	(28,199)
Accounts payable, accrued expenses and other liabilities	25,530	25,007
Tenant prepaid rent and security deposits	119	(1,108)
Total adjustments	186,392	164,847
Net cash provided by operating activities	375,875	358,921
Cash flows from investing activities:
Additions of land and buildings and improvements	(113,663)	(143,893)
Acquisitions of land and buildings and improvements	(424,461)	(150,415)
Additions of other assets	(2,134)	—
Proceeds from sales of rental property, net	117,260	78,319
Acquisition deposits, net	(1,200)	(30)
Acquisitions of deferred leasing intangibles	(70,774)	(20,838)
Net cash used in investing activities	(494,972)	(236,857)
Cash flows from financing activities:
Proceeds from unsecured credit facility	1,199,000	873,000
Repayment of unsecured credit facility	(998,000)	(1,172,000)
Proceeds from unsecured term loans	16,875	55,000
Repayment of unsecured term loans	(16,875)	(55,000)
Proceeds from unsecured notes	—	550,000
Repayment of unsecured notes	(50,000)	(175,000)
Repayment of mortgage note	(172)	(166)
Payment of loan fees and costs	(2,090)	(4,747)
Proceeds from sales of common stock, net	59,308	(595)
Dividends and distributions	(176,296)	(212,999)
Income taxes paid on vested equity compensation	(644)	(649)
Contributions from noncontrolling interest in joint ventures	—	2,128
Net cash provided by (used in) financing activities	31,106	(141,028)
Decrease in cash and cash equivalents and restricted cash	(87,991)	(18,964)
Cash and cash equivalents and restricted cash—beginning of period	100,883	37,393
Cash and cash equivalents and restricted cash—end of period	$12,892	$18,429

STAG Industrial, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized of $1,975 and $2,605 for 2026 and 2025, respectively	$89,865	$76,375
Supplemental schedule of non-cash investing and financing activities
Acquisitions of land and buildings and improvements	$(905)	$(342)
Acquisitions of deferred leasing intangibles	$(161)	$(58)
Additions to building and other capital improvements from involuntary conversion	$—	$(1,855)
Change in additions of land, building, and improvements included in accounts payable, accrued expenses and other liabilities	$615	$(1,493)
Additions to building and other capital improvements from non-cash compensation	$(359)	$(203)
Additions of other assets	$(23)	$—
Change in loan fees, costs, and offering costs included in accounts payable, accrued expenses and other liabilities	$14	$(452)
Dividends and distributions accrued	$76,241	$23,669

The accompanying notes are an integral part of these consolidated financial statements.

STAG Industrial, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business

STAG Industrial, Inc. (the “Company”) is an industrial real estate operating company focused on the acquisition, development, and operation of industrial properties throughout the United States. The Company was formed as a Maryland corporation and has elected to be treated and intends to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns all of its properties and conducts substantially all of its business through its operating partnership, STAG Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2026 and December 31, 2025, the Company owned 98.0% and 98.1%, respectively, of the common units of the limited partnership interests in the Operating Partnership. The Company, through its wholly owned subsidiary, is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to STAG Industrial, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

As of September 30, 2026, the Company owned 606 industrial buildings in 41 states with approximately 123.0 million rentable square feet.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash (in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$12,222	$14,910
Restricted cash	670	85,973
Total cash and cash equivalents and restricted cash	$12,892	$100,883

Uncertain Tax Positions

As of September 30, 2026 and December 31, 2025, there were no liabilities for uncertain tax positions.

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

3. Rental Property

The following table summarizes the components of rental property, net as of September 30, 2026 and December 31, 2025.

Rental Property (in thousands)	September 30, 2026	December 31, 2025
Land	$853,182	$811,569
Buildings, net of accumulated depreciation of $950,502 and $855,290, respectively	4,979,127	4,785,314
Tenant improvements, net of accumulated depreciation of $50,567 and $43,997, respectively	47,584	45,922
Building and land improvements, net of accumulated depreciation of $260,522 and $220,644, respectively	695,167	613,864
Construction in progress	138,885	148,371
Deferred leasing intangibles, net of accumulated amortization of $477,696 and $425,502, respectively	398,436	394,967
Total rental property, net	$7,112,381	$6,800,007

Acquisitions

The following table summarizes the Company’s acquisitions during the three and nine months ended September 30, 2026. The Company accounted for all of its acquisitions as asset acquisitions.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	80,713
Dallas, TX(2)	April 28, 2026	—	—	3,536
Phoenix, AZ(2)	April 30, 2026	—	—	16,979
Greenville, SC	May 26, 2026	560,240	1	62,373
Chicago, IL	May 26, 2026	246,446	1	31,493
Cleveland, OH	June 11, 2026	280,614	1	34,726
Indianapolis, IN	June 17, 2026	826,687	2	84,732
Kansas City, MO	June 23, 2026	574,732	1	55,493
Greenville, SC	June 29, 2026	141,960	1	18,322
Three months ended June 30, 2026		2,630,679	7	307,654
Chicago, IL	September 24, 2026	442,987	1	44,518
El Paso, TX	September 24, 2026	652,090	1	63,416
Three months ended September 30, 2026		1,095,077	2	107,934
Nine months ended September 30, 2026		4,474,589	10	$496,301
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) The Company acquired a vacant land parcel.

The following table summarizes the allocation of the consideration paid at the date of acquisition during the nine months ended September 30, 2026 for the acquired assets and liabilities in connection with the acquisitions identified in the table above.

	Nine Months Ended September 30, 2026
Acquired Assets and Liabilities	Purchase Price (in thousands)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Land	$51,954
Buildings	350,177
Tenant improvements	6,381
Building and land improvements	16,854
Deferred leasing intangibles - in-place leases	48,431	8.2
Deferred leasing intangibles - tenant relationships	21,645	11.7
Deferred leasing intangibles - above market leases	3,501	6.3
Deferred leasing intangibles - below market leases	(2,642)	7.0
Total purchase price	$496,301

Dispositions

The following table summarizes the Company’s dispositions during the nine months ended September 30, 2026. The dispositions were sold to third parties and were accounted for under the full accrual method.

Sales of rental property, net (dollars in thousands)	Nine months ended September 30, 2026
Number of buildings	7
Building square feet (in millions)	2.0
Proceeds from sales of rental property, net	$117,260
Net book value	$69,571
Gain on the sales of rental property, net	$47,689

The following table summarizes the results of operations for the three and nine months ended September 30, 2026 and 2025 for the buildings sold during the nine months ended September 30, 2026, which is included in the Company’s Consolidated Statements of Operations prior to the date of sale.

	Three months ended September 30,		Nine months ended September 30,
Sales of rental property, net (dollars in thousands)	2026	2025	2026	2025
Sold buildings contribution to net income(1)	$(452)	$1,443	$(630)	$4,423
(1) Exclusive of gain on the sales of rental property, net.

Variable Interest Entities

The buildings acquired through reverse like-kind exchanges agreements pursuant to Section 1031 of the Code during the year ended December 31, 2025, were completed during the three months ended March 31, 2026 and as such the Company is now the legal owner of the entities. Accordingly, these entities are no longer deemed variable interest entities as of September 30, 2026.

Deferred Leasing Intangibles

The following table summarizes the deferred leasing intangibles, net on the accompanying Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
Deferred Leasing Intangibles (in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Above market leases	$74,570	$(45,534)	$29,036	$71,657	$(41,824)	$29,833
Other intangible lease assets	801,562	(432,162)	369,400	748,812	(383,678)	365,134
Total deferred leasing intangible assets	$876,132	$(477,696)	$398,436	$820,469	$(425,502)	$394,967

Below market leases	$58,791	$(36,010)	$22,781	$59,664	$(34,098)	$25,566
Total deferred leasing intangible liabilities	$58,791	$(36,010)	$22,781	$59,664	$(34,098)	$25,566

The following table summarizes the impact to rental income and amortization expense for the amortization of deferred leasing intangibles during the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Deferred Leasing Intangibles Amortization (in thousands)	2026	2025	2026	2025
Net increase to rental income related to above and below market lease amortization	$305	$663	$1,131	$1,878
Amortization expense related to other intangible lease assets	$20,806	$21,438	$65,813	$63,469

4. Debt

The following table summarizes the Company’s outstanding indebtedness, including borrowings under the Company’s unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note as of September 30, 2026 and December 31, 2025.

	Principal Outstanding
Indebtedness (dollars in thousands)	September 30, 2026	December 31, 2025	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$463,000	$262,000	Term SOFR + 0.725%	2.9
Unsecured term loans	1,025,000	1,025,000	3.54%	3.6
Unsecured notes	1,925,000	1,975,000	4.84%	4.8
Mortgage note	3,927	4,099	3.71%	13.0
Total / weighted average	$3,416,927	$3,266,099	4.42%	4.2
(1)Interest rate as of September 30, 2026. At September 30, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.9125%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of September 30, 2026, and assumes that any extension options that are exercisable at the discretion of the Company, subject to certain terms and conditions, have been exercised.

The aggregate undrawn nominal commitment on the unsecured credit facility as of September 30, 2026 was approximately $533.8 million, including issued letters of credit. The Company’s actual borrowing capacity at any given point in time may be less or restricted to a maximum amount based on the Company’s debt covenant compliance. Total accrued interest for the Company’s indebtedness was approximately $29.6 million and $11.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

The following table summarizes the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Costs Included in Interest Expense (in thousands)	2026	2025	2026	2025
Amortization of deferred financing fees and debt issuance costs and fair market value discount	$1,427	$1,406	$4,166	$4,044
Facility, unused, and other fees	$444	$440	$1,318	$1,314

On July 16, 2026, the Company entered into an amended and restated loan agreement (the “Amended Term Loan Agreement”) with Wells Fargo Bank, National Association, and the other lenders named therein, to amend and restate the Company’s $150.0 million unsecured term loan that was set to mature on March 15, 2027 (the “Unsecured Term Loan A”). Borrowings under the Amended Unsecured Term Loan A (as defined below), at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the Amended Term Loan Agreement), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the Amended Term Loan Agreement). The Company entered into the Amended Term Loan Agreement to (i) combine the Unsecured Term Loan A and the Company’s $200.0 million unsecured term loan that was set to mature on March 23, 2029, into one senior unsecured term loan in the aggregate principal amount of $350.0 million (the “Amended Unsecured Term Loan A”), (ii) extend the maturity date to January 16, 2032 and (iii) reduce, by five basis points (but not below zero), the applicable spread based on the Company’s debt rating and leverage ratio. In connection with the Amended Term Loan Agreement, the Company incurred approximately $1.4 million in costs which have been deferred and will amortize through the maturity date of January 16, 2032. The Company also incurred approximately $1.5 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations.

On July 16, 2026, the Company entered into amendments (the “Amendments”) to each of the Company’s unsecured credit facility, $300.0 million unsecured term loan maturing March 14, 2031 (the “Unsecured Term Loan G”), $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan H”), and $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan I”). Borrowings under the unsecured credit facility and the Unsecured Term Loans G, H, and I, at the Company’s election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the applicable loan agreement, as amended), plus an applicable spread based on the Company’s debt rating and leverage ratio (each as defined in the applicable loan agreement, as amended). The Company entered into the Amendments to reduce, by five basis points (but not below zero), the applicable spread based on the Company’s debt rating and leverage ratio. The other material terms of each of the unsecured credit facility and the Unsecured Term Loans G, H, and I remain unchanged. In connection with the Amendments, the Company incurred approximately $0.6 million in costs which have been deferred and will amortize through the respective maturity dates. The Company also incurred approximately $0.1 million of modification expenses which were recognized in debt extinguishment and modification expenses in the accompanying Consolidated Statements of Operations.

On July 1, 2026, the Company redeemed in full at maturity $50.0 million in aggregate principal amount of unsecured notes.

Financial Covenant Considerations

The Company was in compliance with applicable restrictions and financial and other covenants as of September 30, 2026 and December 31, 2025 related to its unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note. The real estate net book value of the property that is collateral for the Company’s debt arrangements was approximately $6.8 million and $7.0 million at September 30, 2026 and December 31, 2025, respectively, and is limited to senior, property-level secured debt financing arrangements.

Fair Value of Debt

The following table summarizes the aggregate principal amount outstanding under the Company’s debt arrangements and the corresponding estimate of fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Unsecured credit facility	$463,000	$463,000	$262,000	$262,000
Unsecured term loans	1,025,000	1,025,000	1,025,000	1,025,000
Unsecured notes	1,925,000	1,799,393	1,975,000	1,937,338
Mortgage note	3,927	2,898	4,099	3,306
Total principal amount	3,416,927	$3,290,291	3,266,099	$3,227,644
Unamortized fair market value discount	(113)		(119)
Total unamortized deferred financing fees and debt issuance costs	(11,303)		(11,665)
Total carrying value	$3,405,511		$3,254,315

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

During the nine months ended September 30, 2026, the Company entered into two interest rate swaps with an aggregate notional value of $150.0 million which fix Daily SOFR at 3.994% effective March 15, 2027 and mature on January 16, 2032, and two interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.9885% effective March 25, 2027 and mature on January 16, 2032.

As of September 30, 2026, the Company had 22 interest rate swaps, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR or Daily SOFR components, as applicable, to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships are highly effective.

The following table summarizes the fair value of the interest rate swaps as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Balance Sheet Line Item (in thousands)	Effective Notional Amount	Fair Value	Effective Notional Amount	Fair Value
Interest rate swaps-gross asset	$1,025,000	$38,609	$825,000	$13,529
Interest rate swaps-gross liability	$—	$—	$200,000	$(1,310)

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

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that approximately $14.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The following table summarizes the effect of cash flow hedge accounting and the location of amounts related to the Company’s derivatives in the consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Effect of Cash Flow Hedge Accounting (in thousands)	2026	2025	2026	2025
Income (loss) recognized in accumulated other comprehensive income on interest rate swaps	$21,827	$3,085	$34,140	$(3,254)
Income reclassified from accumulated other comprehensive income into income as interest expense	$2,402	$5,858	$7,735	$17,521
Total interest expense presented in the Consolidated Statements of Operations in which the effect of cash flow hedges are recorded	$39,126	$31,670	$112,506	$97,817

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2026, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its counterparties. However, as of September 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s financial instruments that were recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements as of September 30, 2026 Using
Balance Sheet Line Item (in thousands)	Fair Value September 30, 2026	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$38,609	$—	$38,609	$—

		Fair Value Measurements as of December 31, 2025 Using
Balance Sheet Line Item (in thousands)	Fair Value December 31, 2025	Level 1	Level 2	Level 3
Interest rate swaps-gross asset	$13,529	$—	$13,529	$—
Interest rate swaps-gross liability	$(1,310)	$—	$(1,310)	$—

6. Equity

Common Stock

The following table summarizes the terms of the Company’s at-the-market (“ATM”) common stock offering program as of September 30, 2026. There was no activity for the ATM common stock offering program during the nine months ended September 30, 2026, except for the shares sold and settled on a forward basis, as discussed below.

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

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the nine months ended September 30, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)	Net Proceeds Received Per Share
Outstanding at December 31, 2025	—	$—
New forward sale agreements	3,365,149	131,251	$39.00	$38.62	$0.38
Forward sale agreements settled	(1,562,682)	(60,755)				$38.28
Outstanding at September 30, 2026	1,802,467	$70,496
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

The following table summarizes activity related to the Company’s unvested restricted shares of common stock during the nine months ended September 30, 2026.

Unvested Restricted Shares of Common Stock	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	110,832	$35.99
Granted	39,540	$37.93
Vested(1)	(44,498)	$37.48
Forfeited	(7,113)	$35.74
Balance at September 30, 2026	98,761	$36.11
(1)The Company repurchased and retired 16,166 restricted shares of common stock that vested during the nine months ended September 30, 2026.

The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2026 was approximately $2.1 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes the fair value at vesting for the restricted shares of common stock that vested during the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Vested Restricted Shares of Common Stock	2026	2025	2026	2025
Vested restricted shares of common stock	—	—	44,498	51,100
Fair value of vested restricted shares of common stock (in thousands)	$—	$—	$1,636	$1,728

7. Noncontrolling Interest

Noncontrolling Interest in Operating Partnership

The following table summarizes the activity for noncontrolling interest in the Operating Partnership during the nine months ended September 30, 2026.

Noncontrolling Interest	LTIP Units	Other Common Units	Total Noncontrolling Common Units	Noncontrolling Interest
Balance at December 31, 2025	2,373,111	1,416,596	3,789,707	1.9%
Granted/Issued	358,885	—	358,885
Forfeited	—	—	—
Conversions from LTIP units to Other Common Units	(217,634)	217,634	—
Redemptions from Other Common Units to common stock	—	(217,634)	(217,634)
Balance at September 30, 2026	2,514,362	1,416,596	3,930,958	2.0%

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

The following table summarizes the assumptions used in valuing such LTIP units granted during the nine months ended September 30, 2026.

LTIP Units
Grant date	January 8, 2026
Expected term (years)	10
Expected stock price volatility	22.0%
Expected dividend yield	4.0%
Risk-free interest rate	3.56%
Fair value of LTIP units at issuance (in thousands)	$5,210
LTIP units at issuance	146,268
Fair value unit price per LTIP unit at issuance	$35.62

The following table summarizes activity related to the Company’s unvested LTIP units during the nine months ended September 30, 2026.

Unvested LTIP Units	LTIP Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2025	166,252	$33.39
Granted	358,885	$35.62
Vested	(322,404)	$35.24
Forfeited	—	$—
Balance at September 30, 2026	202,733	$34.40

The unrecognized compensation expense associated with the Company’s LTIP units at September 30, 2026 was approximately $5.6 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Noncontrolling Interest in Joint Ventures

At September 30, 2026, the Company held a 97.5% interest in a joint venture located in Reno, Nevada, a 95.5% interest in a joint venture located in Concord, North Carolina, and a 97.5% interest in a joint venture located in Shepherdsville, Kentucky. The third-parties’ equity interest in these joint ventures, totaling approximately $4.0 million at September 30, 2026, is included in noncontrolling interest in joint ventures on the accompanying Consolidated Balance Sheets.

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

The following table summarizes the assumptions used in valuing the performance units granted during the nine months ended September 30, 2026.

Performance Units
Grant date	January 8, 2026
Expected stock price volatility	21.8%
Expected dividend yield	4.0%
Risk-free interest rate	3.5586%
Fair value of performance units grant (in thousands)	$7,241

The unrecognized compensation expense associated with the Company’s performance units at September 30, 2026 was approximately $8.9 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-cash Compensation Expense

The following table summarizes the amount recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations for the amortization of restricted shares of common stock, LTIP units, performance units, and the Company’s director compensation for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Non-Cash Compensation Expense (in thousands)	2026	2025	2026	2025
Restricted shares of common stock	$311	$328	$895	$1,134
LTIP units	1,828	1,061	4,446	3,278
Performance units	1,740	1,554	5,118	4,573
Director compensation(1)	202	193	605	581
Total non-cash compensation expense	$4,081	$3,136	$11,064	$9,566
(1)All of the Company’s independent directors elected to receive shares of common stock in lieu of cash for their service during the three and nine months ended September 30, 2026 and 2025. The number of shares of common stock granted was calculated based on the trailing ten-day average common stock price on the third business day preceding the grant date.

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

The following table summarizes the components of rental income included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Rental Income (in thousands)	2026	2025	2026	2025
Fixed lease payments	$176,407	$159,934	$517,945	$474,336
Variable lease payments	48,280	43,238	139,746	131,190
Straight-line rental income	5,978	6,160	19,524	15,391
Net increase to rental income related to above and below market lease amortization	305	663	1,131	1,878
Total rental income	$230,970	$209,995	$678,346	$622,795

As of September 30, 2026 and December 31, 2025, the Company had accrued rental income of approximately $157.9 million and $139.9 million, respectively, included in tenant accounts receivable on the accompanying Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, the Company’s total liability associated with lease security deposits was approximately $27.9 million and $26.3 million, respectively, which is included in tenant prepaid rent and security deposits on the accompanying Consolidated Balance Sheets.

Lessee Leases

The Company has operating leases in which it is the lessee for its ground leases and corporate office leases. These leases have remaining lease terms of approximately 2.7 years to 56.0 years. Certain ground leases contain options to extend the leases for 10 years to 20 years, all of which are reasonably certain to be exercised and are included in the computation of the Company’s right-of-use assets and operating lease liabilities.

On July 1, 2026, the lease term for the Company’s lease agreement for its new headquarters in Boston, Massachusetts commenced. Accordingly, on July 1, 2026, the related right-of-use assets and corresponding operating lease liabilities of approximately $15.1 million were recorded.

The following table summarizes supplemental information related to operating lease right-of-use assets and operating lease liabilities recognized in the Company’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Operating Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	29.6	37.6
Weighted average discount rate	7.0%	7.0%

The following table summarizes the operating lease cost included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Operating Lease Cost (in thousands)	2026	2025	2026	2025
Operating lease cost included in property expense attributable to ground leases	$775	$695	$2,317	$2,090
Operating lease cost included in general and administrative expense attributable to corporate office leases	538	432	1,403	1,293
Total operating lease cost	$1,313	$1,127	$3,720	$3,383

The following table summarizes supplemental cash flow information related to operating leases in the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
Operating Leases (in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,886	$3,182
Right-of-use assets obtained in exchange for new lease liabilities	$15,083	$175

The following table summarizes the maturity of operating lease liabilities under the Company’s ground leases and corporate office leases as of September 30, 2026.

Year	Maturity of Operating Lease Liabilities(1) (in thousands)
Remainder of 2026	$633
2027	3,823
2028	4,646
2029	4,786
2030	4,808
Thereafter	123,222
Total lease payments	141,918
Less: Imputed interest	(90,123)
Present value of operating lease liabilities	$51,795
(1)Operating lease liabilities do not include estimates of CPI rent changes required by certain ground lease agreements. Therefore, actual payments may differ from those presented.

10. Earnings Per Share

The following table reconciles the numerators and denominators in the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share (in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$70,671	$48,594	$185,510	$189,911
Denominator
Weighted average common shares outstanding — basic	192,716	186,593	191,637	186,533
Effect of dilutive securities(1)
Share-based compensation	191	247	195	304
Weighted average common shares outstanding — diluted	192,907	186,840	191,832	186,837
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.37	$0.26	$0.97	$1.02
Net income per share attributable to common stockholders — diluted	$0.37	$0.26	$0.97	$1.02
(1)During the three and nine months ended September 30, 2026 and 2025, there were approximately 99, 113, 99, and 114 unvested restricted shares of common stock (on a weighted average basis), respectively, that were considered participating securities for the purposes of computing earnings per share that were not included in the computation of diluted earnings per share because the allocation of income under the two-class method was more dilutive.

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

The Company has letters of credit of approximately $3.2 million as of September 30, 2026 related to construction projects and certain other agreements.

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

“Total annualized base rental revenue” means the monthly base cash rent for the applicable property or properties as of September 30, 2026 (which is different from rent calculated in accordance with GAAP for purposes of our financial statements), multiplied by 12. If a tenant is in a free rent period as of September 30, 2026, the annualized rent is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Outlook

The industrial real estate business is affected by general macro-economic trends including recent changes in interest rates, inflation, trade policies, fiscal policy, technology (e.g. artificial intelligence), and geopolitical tensions, including ongoing military conflicts in the Middle East. These factors are key drivers of financial market volatility and raise concerns about a slowing global economy. In the second quarter of 2026, U.S. real gross domestic product grew 2.2% compared to the 2.5% increase in the first quarter of 2026. The U.S. employment rate in September 2026 was 4.2% which is slightly above the 4.0% average since the beginning of 2023.

In the third quarter of 2026, the Federal Open Market Committee raised the federal funds target rate 25 basis points to a range of 3.75% to 4.00%. Going forward, the general consensus among economists is a higher risk of recession or stagflation. Trade policies, geopolitical tensions, and macro-economic conditions continue to evolve and could result in tighter credit conditions, weakening tenant cash flows, and rising vacancy rates. Given the current uncertainty and events discussed above, our acquisition activity to date in 2026 has been slow relative to our historical acquisition pace.

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

The following table summarizes the Operating Portfolio leases that commenced during the three and nine months ended September 30, 2026. Any rental concessions in such leases are accounted for on a straight-line basis over the term of the lease.

Operating Portfolio	Square Feet	Cash Basis Rent Per Square Foot	SL Rent Per Square Foot	Total Costs Per Square Foot(1)	Cash Rent Change	SL Rent Change	Weighted Average Lease Term (years)	Rental Concessions per Square Foot(2)

Three months ended September 30, 2026
New Leases	1,019,207	$6.28	$6.35	$2.01	31.1%	40.1%	4.9	$1.03
Renewal Leases	2,591,145	$7.17	$7.50	$1.50	21.4%	34.3%	5.0	$0.16
Total/weighted average	3,610,352	$6.91	$7.18	$1.65	23.8%	35.7%	5.0	$0.40
Nine months ended September 30, 2026
New Leases	3,536,156	$6.59	$6.89	$2.65	26.1%	39.2%	6.5	$1.19
Renewal Leases	11,690,498	$6.33	$6.74	$1.44	19.7%	35.5%	5.6	$0.14
Total/weighted average	15,226,654	$6.39	$6.77	$1.71	21.2%	36.4%	5.8	$0.38
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

Additionally, for the three and nine months ended September 30, 2026, leases commenced totaling 560,519 and 946,172 related to the Value Add Portfolio and first generation leasing. These leases are excluded from the Operating Portfolio statistics above.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual buildings. Leases that comprise approximately 7.6% of our total annualized base rental revenue will expire during the period from October 1, 2026 to September 30, 2027, excluding month-to-month leases. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to downtime assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases will be greater than the rates under existing leases expiring during the period October 1, 2026 to September 30, 2027, thereby resulting in an increase in revenue from the same space.

The following table summarizes lease expirations for leases in place as of September 30, 2026, plus available space, for each of the ten calendar years beginning with 2026 and thereafter in our portfolio. The information in the table assumes that tenants do not exercise renewal options or early termination rights.

Lease Expiration Year	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Total Occupied Square Feet	Total Annualized Base Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenue
Available	—	5,044,186	—%	$—	—%
Month-to-month leases	2	249,022	0.2%	2,110	0.3%
Remainder of 2026(1)	11	934,834	0.8%	5,865	0.8%
2027	108	12,627,900	10.7%	76,139	10.3%
2028	128	15,215,489	12.9%	92,611	12.5%
2029	128	19,281,519	16.4%	119,158	16.2%
2030	116	16,551,999	14.0%	108,876	14.8%
2031	112	16,303,457	13.8%	97,892	13.3%
2032	63	10,621,015	9.0%	66,594	9.0%
2033	39	6,899,360	5.9%	43,743	5.9%
2034	20	4,114,426	3.5%	29,576	4.0%
2035	25	6,652,684	5.6%	42,549	5.8%
Thereafter	31	8,509,840	7.2%	52,096	7.1%
Total	783	123,005,731	100.0%	$737,209	100.0%
(1)Leases previously scheduled to expire in 2026, totaling approximately 15.6 million square feet, have been amended to extend their lease expiration date as of September 30, 2026. These leases are excluded from 2026 expirations and are now reflected in the new year of expiration.

Portfolio Acquisitions

The following table summarizes our acquisitions during the three and nine months ended September 30, 2026.

Market(1)	Date Acquired	Square Feet	Number of Buildings	Purchase Price (in thousands)
Kansas City, MO	February 9, 2026	748,833	1	$80,713
Three months ended March 31, 2026		748,833	1	80,713
Dallas, TX(2)	April 28, 2026	—	—	3,536
Phoenix, AZ(2)	April 30, 2026	—	—	16,979
Greenville, SC	May 26, 2026	560,240	1	62,373
Chicago, IL	May 26, 2026	246,446	1	31,493
Cleveland, OH	June 11, 2026	280,614	1	34,726
Indianapolis, IN	June 17, 2026	826,687	2	84,732
Kansas City, MO	June 23, 2026	574,732	1	55,493
Greenville, SC	June 29, 2026	141,960	1	18,322
Three months ended June 30, 2026		2,630,679	7	307,654
Chicago, IL	September 24, 2026	442,987	1	44,518
El Paso, TX	September 24, 2026	652,090	1	63,416
Three months ended September 30, 2026		1,095,077	2	107,934
Nine months ended September 30, 2026		4,474,589	10	$496,301
(1) As defined by CBRE-EA industrial market geographies. If the building is located outside of a CBRE-EA defined market, the city and state is reflected.
(2) We acquired a vacant land parcel.

Portfolio Dispositions
During the nine months ended September 30, 2026, we sold seven buildings comprised of approximately 2.0 million rentable square feet with a net book value of approximately $69.6 million to third parties. Net proceeds from the sales of rental property were approximately $117.3 million and we recognized the full gain on the sales of rental property, net, of approximately $47.7 million for the nine months ended September 30, 2026.

Top Markets

The following table summarizes information about the 20 largest markets in our portfolio based on total annualized base rental revenue as of September 30, 2026.

Top 20 Markets(1)	% of Total Annualized Base Rental Revenue
Chicago, IL	8.7%
Greenville, SC	6.0%
Detroit, MI	3.6%
Minneapolis, MN	3.6%
Columbus, OH	3.6%
Pittsburgh, PA	3.3%
Kansas City, MO	3.3%
South Central, PA	2.8%
Philadelphia, PA	2.8%
El Paso, TX	2.8%
Houston, TX	2.6%
Boston, MA	2.5%
Indianapolis, IN	2.4%
Milwaukee, WI	2.1%
Charlotte, NC	2.1%
Raleigh, NC	2.0%
Cleveland, OH	1.9%
Cincinnati, OH	1.7%
Sacramento, CA	1.5%
Grand Rapids, MI	1.3%
Total	60.6%
(1) Market classification based on CBRE-EA industrial market geographies.

Top Industries

The following table summarizes information about the 20 largest tenant industries in our portfolio based on total annualized base rental revenue as of September 30, 2026.

Top 20 Tenant Industries(1)	% of Total Annualized Base Rental Revenue
Air Freight & Logistics	11.5%
Containers & Packaging	7.3%
Machinery	6.9%
Trading Companies & Distribution (Industrial Goods)	6.3%
Automobile Components	6.1%
Commercial Services & Supplies	5.1%
Distributors (Consumer Goods)	4.4%
Building Products	4.3%
Electrical Equipment	3.7%
Consumer Staples Distribution	3.3%
Broadline Retail	3.2%
Specialty Retail	2.9%
Media	2.7%
Beverages	2.6%
Food Products	2.5%
Household Durables	2.2%
Electronic Equip, Instruments	2.2%
Chemicals	2.0%
Construction & Engineering	1.9%
Metals & Mining	1.5%
Total	82.6%
(1) Industry classification based on Global Industry Classification Standard methodology.

Top Tenants

The following table summarizes information about the 20 largest tenants in our portfolio based on total annualized base rental revenue as of September 30, 2026.

Top 20 Tenants(1)	Number of Leases	% of Total Annualized Base Rental Revenue
Amazon	7	2.6%
Schneider Electric USA, Inc.	3	0.9%
American Tire Distributors, Inc.	7	0.9%
Soho Studio, LLC	1	0.8%
International Paper Company	4	0.8%
DSV Solutions, LLC	4	0.8%
DHL Supply Chain	5	0.7%
CHEP USA	6	0.7%
GXO Logistics, Inc.	1	0.7%
Penguin Random House LLC	1	0.7%
KUEHNE+NAGEL INC.	1	0.7%
Central PS&S Holdings, LLC	1	0.7%
Kenco Logistic Services, LLC	2	0.7%
Tempur Sealy International Inc.	2	0.7%
Iron Mountain Information Management	6	0.6%
Hachette Book Group, Inc.	1	0.6%
U.S. Venture, Inc.	6	0.6%
Penske Truck Leasing Co. LP	3	0.6%
FedEx Corporation	4	0.6%
Lippert Component Manufacturing	3	0.6%
Total	68	16.0%
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

We define same store properties as properties that were in the Operating Portfolio for the entirety of the comparative periods presented. The results for same store properties exclude termination fees, solar income, and other income adjustments. Same store properties exclude Operating Portfolio properties with expansions placed into service after January 1, 2025. On September 30, 2026, we owned 564 industrial buildings consisting of approximately 110.5 million square feet and representing approximately 89.8% of our total portfolio, that are considered our same store portfolio in the analysis below. Same store occupancy decreased approximately 0.7% to 97.0% as of September 30, 2026 compared to 97.7% as of September 30, 2025.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the three months ended September 30, 2026 and 2025 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the three months ended September 30, 2026 and 2025 with respect to the buildings acquired and sold after January 1, 2025, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Change
	2026	2025	$	%	2026	2025	2026	2025	2026	2025	$	%
Revenue
Operating revenue
Rental income	$205,527	$198,539	$6,988	3.5%	$16,819	$6,645	$8,624	$4,811	$230,970	$209,995	$20,975	10.0%
Other income	140	323	(183)	(56.7)%	2	400	(67)	403	75	1,126	(1,051)	(93.3)%
Total operating revenue	205,667	198,862	6,805	3.4%	16,821	7,045	8,557	5,214	231,045	211,121	19,924	9.4%
Expenses
Property	41,536	38,762	2,774	7.2%	2,696	2,241	2,004	1,165	46,236	42,168	4,068	9.6%
Net operating income(1)	$164,131	$160,100	$4,031	2.5%	$14,125	$4,804	$6,553	$4,049	184,809	168,953	15,856	9.4%
Other expenses
General and administrative									14,830	12,173	2,657	21.8%
Depreciation and amortization									80,548	75,963	4,585	6.0%
Other expenses									805	563	242	43.0%
Total other expenses									96,183	88,699	7,484	8.4%
Total expenses									142,419	130,867	11,552	8.8%
Other income (expense)
Interest and other income									4	372	(368)	(98.9)%
Interest expense									(39,126)	(31,670)	(7,456)	23.5%
Debt extinguishment and modification expenses									(1,592)	(1,503)	(89)	5.9%
Gain on the sales of rental property, net									24,244	2,196	22,048	1,004.0%
Total other income (expense)									(16,470)	(30,605)	14,135	(46.2)%
Net income									$72,156	$49,649	$22,507	45.3%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio increased by approximately $22.5 million, or 45.3%, to approximately $72.2 million for the three months ended September 30, 2026 compared to approximately $49.6 million for the three months ended September 30, 2025.

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

Same store rental income, which includes lease income and other billings as discussed below, increased by approximately $7.0 million, or 3.5%, to approximately $205.5 million for the three months ended September 30, 2026 compared to approximately $198.5 million for the three months ended September 30, 2025.

Same store lease income increased by approximately $4.8 million, or 3.0%, to approximately $167.1 million for the three months ended September 30, 2026 compared to approximately $162.3 million for the three months ended September 30, 2025. The increase was primarily due to the execution of new leases and lease renewals with existing tenants of approximately $8.1 million. Additionally, there was an increase in same store lease income of approximately $1.1 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the three months ended September 30, 2026 and 2025, certain tenants either converted from the accrual basis of accounting to the cash basis of accounting for which the respective tenants’ straight-line accrued rental balances were reversed or, from the cash basis of accounting back to the accrual basis of accounting, for which the respective tenants’ straight-line accrued rental balances were reinstated. These increases were partially offset by the reduction of base rent of approximately $4.1 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.3 million.

Same store other billings increased by approximately $2.2 million, or 6.1%, to approximately $38.4 million for the three months ended September 30, 2026 compared to approximately $36.2 million for the three months ended September 30, 2025. Approximately $1.7 million was due to an increase in real estate taxes levied by the taxing authority. Additionally, there was an increase of approximately $0.5 million in expense reimbursements, which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store property operating expenses increased by approximately $2.8 million, or 7.2%, to approximately $41.5 million for the three months ended September 30, 2026 compared to approximately $38.8 million for the three months ended September 30, 2025. The increase was driven by increases in real estate tax expense, repairs and maintenance, utility expense, and other expenses of approximately $1.5 million, $0.9 million, $0.2 million, and $0.6 million, respectively. These increases were partially offset by a reduction of insurance expense of approximately $0.4 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2025, we acquired 23 buildings consisting of approximately 8.2 million square feet and sold 18 buildings consisting of approximately 4.2 million square feet. For the three months ended September 30, 2026 and 2025, the buildings acquired after January 1, 2025 contributed approximately $14.3 million and $1.6 million to NOI, respectively. For the three months ended September 30, 2026 and 2025, the buildings sold after January 1, 2025 contributed approximately $(0.2) million and $3.2 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $6.0 million and $3.0 million to NOI for the three months ended September 30, 2026 and 2025, respectively. Additionally, there was approximately $0.6 million and $1.0 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the three months ended September 30, 2026 and 2025, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, and other expenses.

Total other expenses increased approximately $7.5 million, or 8.4%, to approximately $96.2 million for the three months ended September 30, 2026 compared to approximately $88.7 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase in depreciation and amortization of approximately $4.6 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after September 30, 2025. Additionally, there was an increase in general and administrative expenses by approximately $2.7 million, primarily due to increases in compensation and other payroll costs.

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

Total other expense decreased approximately $14.1 million, or 46.2%, to approximately $16.5 million for the three months ended September 30, 2026 compared to approximately $30.6 million for the three months ended September 30, 2025. The decrease in expense was primarily attributable an increase in the gain on the sale of rental property, net, of approximately $22.0 million. This decrease was partially offset by an increase in interest expense of approximately $7.5 million, which was primarily attributable to a higher average unsecured credit facility balance during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

The following table summarizes selected operating information for our same store portfolio and our total portfolio for the nine months ended September 30, 2026 and 2025 (dollars in thousands). This table includes a reconciliation from our same store portfolio to our total portfolio by also providing information for the nine months ended September 30, 2026 and 2025 with respect to the buildings acquired and disposed of and Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Operating Portfolio buildings with expansions placed into service or transferred from the Value Add Portfolio to the Operating Portfolio after January 1, 2025, Value Add buildings, and buildings classified as held for sale.

	Same Store Portfolio				Acquisitions/Dispositions		Other		Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	2026	2025	2026	2025	$	%
Revenue
Operating revenue
Rental income	$615,261	$592,631	$22,630	3.8%	$43,231	$19,225	$19,854	$10,939	$678,346	$622,795	$55,551	8.9%
Other income	270	561	(291)	(51.9)%	151	464	854	468	1,275	1,493	(218)	(14.6)%
Total operating revenue	615,531	593,192	22,339	3.8%	43,382	19,689	20,708	11,407	679,621	624,288	55,333	8.9%
Expenses
Property	125,125	118,089	7,036	6.0%	7,731	5,371	5,724	2,789	138,580	126,249	12,331	9.8%
Net operating income(1)	$490,406	$475,103	$15,303	3.2%	$35,651	$14,318	$14,984	$8,618	541,041	498,039	43,002	8.6%
Other expenses
General and administrative									42,228	38,380	3,848	10.0%
Depreciation and amortization									241,388	224,336	17,052	7.6%
Loss on impairment									—	888	(888)	(100.0)%
Other expenses									1,698	1,077	621	57.7%
Total other expenses									285,314	264,681	20,633	7.8%
Total expenses									423,894	390,930	32,964	8.4%
Other income (expense)
Interest and other income									165	380	(215)	(56.6)%
Interest expense									(112,506)	(97,817)	(14,689)	15.0%
Debt extinguishment and modification expenses									(1,592)	(1,503)	(89)	5.9%
Gain on involuntary conversion									—	1,855	(1,855)	(100.0)%
Gain on the sales of rental property, net									47,689	57,801	(10,112)	(17.5)%
Total other income (expense)									(66,244)	(39,284)	(26,960)	68.6%
Net income									$189,483	$194,074	$(4,591)	(2.4)%
(1)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see “Non-GAAP Financial Measures” below.

Net Income

Net income for our total portfolio decreased by approximately $4.6 million, or 2.4%, to approximately $189.5 million for the nine months ended September 30, 2026 compared to approximately $194.1 million for the nine months ended September 30, 2025.

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

Same store rental income, which is comprised of lease income and other billings as discussed below, increased by approximately $22.6 million, or 3.8%, to approximately $615.3 million for the nine months ended September 30, 2026 compared to approximately $592.6 million for the nine months ended September 30, 2025.

Same store lease income increased by approximately $16.7 million, or 3.5%, to approximately $498.6 million for the nine months ended September 30, 2026 compared to approximately $481.9 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in rental income of approximately $26.1 million from the execution of new leases and lease renewals with existing tenants. Additionally, there was a increase in same store lease income of approximately $0.8 million which was primarily attributable to management’s evaluation of operating leases to determine the probability of collecting substantially all of the lessee’s remaining lease payments under the lease term. During the nine months ended September 30, 2026 and 2025, certain tenants either converted from the accrual basis of accounting to the cash basis of accounting for which the respective tenants’ straight-line accrued rental balances were reversed or, from the cash basis of accounting back to the accrual basis of accounting, for which the respective tenants’ straight-line accrued rental balances were reinstated. This increase was partially offset by the reduction of base rent of approximately $9.5 million due to tenant vacancies and a net increase in the amortization of net above market leases of approximately $0.7 million.

Same store other billings increased by approximately $6.0 million, or 5.4%, to approximately $116.7 million for the nine months ended September 30, 2026 compared to approximately $110.7 million for the nine months ended September 30, 2025. The increase was attributable to an increase of approximately $4.5 million in real estate taxes levied by the taxing authority as well as an increase of approximately $1.5 million in expense reimbursements which was primarily due to an increase in corresponding expenses.

Same Store Operating Expenses

Same store operating expenses consist primarily of property operating expenses and real estate taxes and insurance.

For a detailed reconciliation of our same store operating expenses to net income, see the table above.

Total same store operating expenses increased by approximately $7.0 million, or 6.0%, to approximately $125.1 million for the nine months ended September 30, 2026 compared to approximately $118.1 million for the nine months ended September 30, 2025. This increase was driven by increases in real estate tax, repairs and maintenance, utility expense, snow removal, and other expenses of approximately $3.6 million, $2.0 million, $0.5 million, $0.1 million, and $1.9 million, respectively. These increases were partially offset by a reduction in insurance expense of approximately $1.1 million.

Acquisitions and Dispositions Net Operating Income

For a detailed reconciliation of our acquisitions and dispositions NOI to net income, see the table above.

Subsequent to January 1, 2025, we acquired 23 buildings consisting of approximately 8.2 million square feet and sold 18 buildings consisting of approximately 4.2 million square feet. For the nine months ended September 30, 2026 and September 30, 2025, the buildings acquired after January 1, 2025 contributed approximately $34.3 million and $2.9 million to NOI, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the buildings sold after January 1, 2025 contributed approximately $1.4 million and $11.4 million to NOI, respectively. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding buildings acquired or sold.

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

These buildings contributed approximately $11.9 million and $5.8 million to NOI for the nine months ended September 30, 2026 and September 30, 2025, respectively. Additionally, there was approximately $3.1 million and $2.8 million of termination, solar, and other income adjustments from certain buildings in our same store portfolio for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Total Other Expenses

Total other expenses consist of general and administrative, depreciation and amortization, loss on impairment, and other expenses.

Total other expenses increased approximately $20.6 million, or 7.8%, to approximately $285.3 million for the nine months ended September 30, 2026 compared to approximately $264.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in depreciation and amortization expense of approximately $17.1 million due to an increase in the depreciable asset base from net acquisitions and completed development projects placed into service after September 30, 2025. Additionally there was an increase in general and administrative expenses of approximately $3.8 million, primarily due to increases in compensation and other payroll costs. These increases were partially offset by a decrease in loss on impairment of approximately $0.9 million.

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

Total other expense increased approximately $27.0 million, or 68.6%, to approximately $66.2 million for the nine months ended September 30, 2026 compared to approximately $39.3 million for the nine months ended September 30, 2025. This increase was primarily a result of a decrease in the gain on the sales of rental property, net of approximately $10.1 million, and an increase in interest expense of approximately $14.7 million which was primarily attributable to the issuance of $550.0 million of unsecured notes on June 25, 2025. Additionally, there was a decrease in gain on involuntary conversion of approximately $1.9 million.

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to FFO (in thousands)	2026	2025	2026	2025
Net income	$72,156	$49,649	$189,483	$194,074
Rental property depreciation and amortization	80,415	75,876	241,099	224,076
Loss on impairment	—	—	—	888
Gain on the sales of rental property, net	(24,244)	(2,196)	(47,689)	(57,801)
FFO	128,327	123,329	382,893	361,237
Amount allocated to restricted shares of common stock and unvested units	(116)	(125)	(393)	(417)
FFO attributable to common stockholders and unit holders	$128,211	$123,204	$382,500	$360,820

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

The following table sets forth a reconciliation of our NOI for the periods presented to net income, the nearest GAAP equivalent.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net Income to NOI (in thousands)	2026	2025	2026	2025
Net income	$72,156	$49,649	$189,483	$194,074
General and administrative	14,830	12,173	42,228	38,380
Depreciation and amortization	80,548	75,963	241,388	224,336
Interest and other income	(4)	(372)	(165)	(380)
Interest expense	39,126	31,670	112,506	97,817
Loss on impairment	—	—	—	888
Gain on involuntary conversion	—	—	—	(1,855)
Debt extinguishment and modification expenses	1,592	1,503	1,592	1,503
Other expenses	805	563	1,698	1,077
Gain on the sales of rental property, net	(24,244)	(2,196)	(47,689)	(57,801)
Net operating income	$184,809	$168,953	$541,041	$498,039

Cash Flows

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

The following table summarizes our cash flows for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

	Nine months ended September 30,		Change
Cash Flows (dollars in thousands)	2026	2025	$	%
Net cash provided by operating activities	$375,875	$358,921	$16,954	4.7%
Net cash used in investing activities	$494,972	$236,857	$258,115	109.0%
Net cash provided by (used in) financing activities	$31,106	$(141,028)	$172,134	122.1%

Net cash provided by operating activities increased approximately $17.0 million to approximately $375.9 million for the nine months ended September 30, 2026 compared to approximately $358.9 million for the nine months ended September 30, 2025. The increase was attributable to fluctuations in working capital due to timing of payments and rental receipts.

Net cash used in investing activities increased approximately $258.1 million to approximately $495.0 million for the nine months ended September 30, 2026 compared to approximately $236.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in the acquisition of rental property of approximately $324.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was partially offset by an increase in proceeds from sale of rental property, net of approximately $38.9 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, as well as a decrease in cash paid for additions of land and buildings and improvements related to development and other capital expenditures of approximately $30.2 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Net cash provided by (used in) financing activities increased approximately $172.1 million to approximately $31.1 million net cash provided by financing activities for the nine months ended September 30, 2026 compared to approximately $141.0 million net cash used in financing activities for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in net cash inflow of approximately $500.0 million under our unsecured credit facility during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Additionally, there was an increase in proceeds from sales of common stock, net, of approximately $59.9 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was also attributable to a decrease of approximately $36.7 million in dividends and distributions paid, which was attributable to our change in 2026 to quarterly dividend payments, compared to monthly dividend payments in 2025. These increases were partially offset by a decrease in the net issuance of unsecured notes of $425.0 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

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

As of September 30, 2026, we had total immediate liquidity of approximately $546.0 million, comprised of approximately $12.2 million of cash and cash equivalents and approximately $533.8 million of immediate availability on our unsecured credit facility.

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

Indebtedness Outstanding

The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2026.

Indebtedness (dollars in thousands)	Principal Outstanding September 30, 2026	Weighted Average Interest Rate(1)	Weighted Average Years(2)
Unsecured credit facility	$463,000	Term SOFR + 0.725%	2.9
Unsecured term loans	1,025,000	3.54%	3.6
Unsecured notes	1,925,000	4.84%	4.8
Mortgage note	3,927	3.71%	13.0
Total / weighted average	$3,416,927	4.42%	4.2
(1)Interest rate as of September 30, 2026. At September 30, 2026, the one-month Term Secured Overnight Financing Rate (“Term SOFR”) was 3.9125%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums or discounts. The current interest rate includes the impact of interest rate swaps, which effectively fix the interest rate on certain variable rate debt.
(2)The weighted average years represents the remaining maturity in years on the principal outstanding as of September 30, 2026, and assumes that any extension options that are exercisable at our discretion, subject to certain terms and conditions, have been exercised

On July 16, 2026, we entered into an amended and restated loan agreement (the “Amended Term Loan Agreement”) with Wells Fargo Bank, National Association, and the other lenders named therein, to amend and restate our $150.0 million unsecured term loan that was set to mature on March 15, 2027 (the “Unsecured Term Loan A”). Borrowings under the Amended Unsecured Term Loan A (as defined below), at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the Amended Term Loan Agreement), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the Amended Term Loan Agreement). We entered into the Amended Term Loan Agreement to (i) combine the Unsecured Term Loan A and our $200.0 million unsecured term loan that was set to mature on March 23, 2029, into one senior unsecured term loan in the aggregate principal amount of $350.0 million (the “Amended Unsecured Term Loan A”), (ii) extend the maturity date to January 16, 2032 and (iii) reduce, by five basis points (but not below zero), the applicable spread based on our debt rating and leverage ratio.

On July 16, 2026, we entered into amendments (the “Amendments”) to each of our unsecured credit facility, $300.0 million unsecured term loan maturing March 14, 2031 (the “Unsecured Term Loan G”), $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan H”), and $187.5 million unsecured term loan maturing January 25, 2028 (the “Unsecured Term Loan I”). Borrowings under the unsecured credit facility and the Unsecured Term Loans G, H, and I, at our election, bear interest based on a Base Rate, Term SOFR, or Daily Simple SOFR (each as defined in the applicable loan agreement, as amended), plus an applicable spread based on our debt rating and leverage ratio (each as defined in the applicable loan agreement, as amended). We entered into the Amendments to reduce, by five basis points (but not below zero), the applicable spread based on our debt rating and leverage ratio. The other material terms of each of the unsecured credit facility and the Unsecured Term Loans G, H, and I remain unchanged.

On July 1, 2026, we redeemed in full at maturity $50.0 million in aggregate principal amount of unsecured notes.

The aggregate undrawn nominal commitments on our unsecured credit facility as of September 30, 2026 was approximately $533.8 million, including issued letters of credit. Our actual borrowing capacity at any given point in time may be less and is restricted to a maximum amount based on our debt covenant compliance.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage note are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2026, we were in compliance with the applicable financial covenants.

The following table summarizes our debt capital structure as of September 30, 2026.

Debt Capital Structure	September 30, 2026
Total principal outstanding (in thousands)	$3,416,927
Weighted average duration (years)	4.2
% Secured debt	0.1%
% Debt maturing next 12 months	2.9%
Net Debt to Real Estate Cost Basis(1)	38.7%
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

Equity

Common Stock

Pursuant to the equity distribution agreements for our ATM common stock offering program, we may from time to time sell common stock through sales agents and their affiliates, including shares sold on a forward basis under forward sale agreements. There was no activity for the ATM common stock offering program during the three months ended September 30, 2026, except for the shares sold and settled on a forward basis, as discussed below.

The following table summarizes our ATM common stock offering program as of September 30, 2026.

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

The following table summarizes the activity for shares sold on a forward basis under the ATM common stock offering program and shares settled during the three months September 30, 2026.

Forward Sale Agreements	Shares	Gross Sales (in thousands)	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share(1)
Outstanding at June 30, 2026	414,787	$16,234
New forward sale agreements	1,387,680	54,262	$39.10	$38.73	$0.38
Outstanding at September 30, 2026	1,802,467	$70,496
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

Noncontrolling Interest

We own our interests in all of our properties and conduct substantially all of our business through the Operating Partnership. We are the sole member of the sole general partner of the Operating Partnership. As of September 30, 2026, we owned approximately 98.0% of the common units in the Operating Partnership, and our current and former executive officers, directors, senior employees and their affiliates, and third parties that contributed properties to us in exchange for common units in the Operating Partnership owned the remaining 2.0%.

We also own joint ventures with third parties primarily engaged in the development and eventual operation of industrial real estate properties. At September 30, 2026, we held a 97.5% interest in a joint venture located in Reno, Nevada, a 95.5% interest in a joint venture located in Concord, North Carolina, and a 97.5% interest in a joint venture located in Shepherdsville, Kentucky.

Interest Rate Risk

We use interest rate swaps to fix the rate of our variable rate debt. As of September 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through maturity.

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

The swaps are all designated as cash flow hedges of interest rate risk, and all are valued as Level 2 financial instruments. Level 2 financial instruments are defined as significant other observable inputs. As of September 30, 2026, all 22 of our interest rate swaps outstanding were in an asset position of approximately $38.6 million, including any adjustment for nonperformance risk related to these agreements.

During the nine months ended September 30, 2026, we entered into two interest rate swaps with an aggregate notional value of $150.0 million which fix Daily SOFR at 3.994% effective March 15, 2027 and mature on January 16, 2032, and two interest rate swaps with an aggregate notional value of $200.0 million which fix Daily SOFR at 3.9885% effective March 25, 2027 and mature on January 16, 2032.

As of September 30, 2026, we had approximately $1,488.0 million of variable rate debt. As of September 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility, was fixed with interest rate swaps through initial maturity. To the extent interest rates increase, interest costs on our floating rate debt not fixed with interest rate swaps will increase, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Off-balance Sheet Arrangements

As of September 30, 2026, we had letters of credit related to development projects and certain other agreements of approximately $3.2 million. As of September 30, 2026, we had no other material off-balance sheet arrangements.

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

As of September 30, 2026, we had $1,488.0 million of variable rate debt outstanding. As of September 30, 2026, all of our outstanding variable rate debt, with the exception of our unsecured credit facility which had a balance of $463.0 million, was fixed with interest rate swaps through initial maturity. To the extent we undertake additional variable rate indebtedness, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our security holders. Further, rising interest rates could significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. If interest rates increased by 100 basis points and assuming we had an outstanding balance of $463.0 million on our unsecured credit facility for the nine months ended September 30, 2026, our interest expense would have increased by approximately $3.5 million for the nine months ended September 30, 2026.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change to our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2026, the Operating Partnership issued 11,568 common units upon exchange of outstanding long term incentive plan units issued pursuant to the STAG Industrial, Inc. 2011 Equity Incentive Plan, as amended and restated (the “2011 Plan”). Subject to certain restrictions, common units in the Operating Partnership may be redeemed for cash in an amount equal to the value of a share of common stock or, at our election, for a share of common stock on a one-for-one basis.

During the quarter ended September 30, 2026, we issued 11,568 shares of common stock upon redemption of 11,568 common units in the Operating Partnership held by various limited partners. The issuance of such shares of common stock was either registered under the Securities Act or effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

All other issuances of unregistered securities during the quarter ended September 30, 2026, if any, have previously been disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

As of the quarter ended September 30, 2026, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Stock Repurchase Program

On October 27, 2026, we announced that our board of directors has authorized a new stock repurchase program. Under the new program, we may repurchase up to $250 million of shares of our common stock from time to time in the open market, in privately negotiated transactions, or by other methods, subject to applicable law and SEC rules, and other factors deemed relevant in our sole discretion. The timing, price and number of shares repurchased will be subject to a variety of factors, including prevailing market conditions, the trading price of the common stock, available liquidity, competing investment opportunities, and other considerations. The stock repurchase program does not have a specified expiration date, does not obligate us to repurchase any dollar amount or number of shares, and may be amended, suspended, or discontinued at any time at the discretion of our board of directors.

Amendments to Note Purchase Agreements

On October 27, 2026, we and the Operating Partnership entered into amendments (collectively, the “Amendments”) to (i) the note purchase agreement, dated as of December 18, 2014, as amended, among the Company, the Operating Partnership and the noteholders named therein, related to the outstanding $80 million of 4.42% senior unsecured notes, due December 30, 2026, and $20 million of 4.42% senior unsecured notes, due February 20, 2027, (ii) the note purchase agreement, dated as of April 10, 2018, among the Company, the Operating Partnership and the noteholders named therein, related to the $100 million of 4.27% senior unsecured notes, due June 13, 2028, and (iii) the note purchase agreement, dated as of July 8, 2021, among the Company, the Operating Partnership and the noteholders named therein, related to the $275.0 million of 2.80% senior unsecured notes, due September 29, 2031, and $50.0 million of 2.95% senior unsecured notes, due September 28, 2033. The Amendments provide for the release of the Company’s property-owning subsidiaries from their respective guaranty instruments if, among other conditions, the subsidiaries no longer guarantee other indebtedness. The other material terms of each of the note purchase agreements remain unchanged.

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

STAG INDUSTRIAL, INC.

Date: October 27, 2026	BY:	/s/ MATTS S. PINARD
Matts S. Pinard
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

	BY:	/s/ JACLYN M. PAUL
Jaclyn M. Paul
Chief Accounting Officer (Principal Accounting Officer)